Form 10-Q
period 2005-03-31
HEARTLAND PAYMENT SYSTEMS INC
filed 2005-08-02
CIK 1144354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-51265

HEARTLAND PAYMENT SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3755714
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

47 Hulfish Street, Suite 400 Princeton, New Jersey 08542

(Address of principal executive offices) (Zip Code)

(609) 683-3831

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐   YES    ☒   NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐   YES    ☒   NO

As of July 15, 2005, there were 16,461,600 shares of the registrant’s Common Stock, $.001 par value, outstanding.

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
Consolidated Balance Sheets as of March 31, 2005 (Restated) and December 31, 2004 (Restated)
Consolidated Statements of Operations for the three months ended March 31, 2005 and March 31, 2004 (Restated)
Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2005
Consolidated Statements of Cash Flow for the three months ended March 31, 2005 and March 31, 2004 (Restated)
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

Heartland Payment Systems, Inc. and Subsidiary

Consolidated Balance Sheets

(unaudited)

	March 31, 2005	December 31, 2004
	(As Restated See Note 17)	(As Restated See Note 17)
	(dollar amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$12,706	$13,237
Receivables	64,664	64,325
Investments	1,340	1,100
Inventory	362	818
Prepaid expenses	2,989	2,151
Current deferred tax assets, net	2,179	2,129
Total current assets	84,240	83,760
Capitalized customer acquisition costs, net	35,586	34,247
Deferred tax assets, net	4,488	4,651
Property and equipment, net	11,827	10,944
Deposits and other assets	251	324
Total assets	$136,392	$133,926

Liabilities and stockholders’ equity
Current liabilities:
Due to sponsor bank	$45,465	$45,153
Accounts payable	26,891	27,103
Current portion of accrued buyout liability	10,258	9,327
Merchant deposits and loss reserves	8,145	7,175
Accrued expenses and other	5,932	6,701
Current portion of borrowings and financing arrangement	5,227	5,286
Total current liabilities	101,918	100,745
Long-term portion of borrowings and financing arrangements	7,324	7,808
Warrants with mandatory redemption provisions	1,655	1,566
Long-term portion of accrued buyout liability	16,665	17,708
Total liabilities	127,562	127,827

Stockholders’ equity
Series A Senior Convertible Participating Preferred Stock, $80 million liquidation preference, $.001 par value, 10,000,000 shares authorized, 7,619,048 issued and outstanding	8	8
Common Stock, $.001 par value, 100,000,000 shares authorized, 16,451,080 and 16,437,760 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	8	8
Additional paid-in capital	41,110	41,065
Accumulated other comprehensive income (loss)	(18)	(10)
Accumulated deficit	(32,278)	(34,972)
Total stockholders’ equity	8,830	6,099
Total liabilities and stockholders’ equity	$136,392	$133,926

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiary

Consolidated Statements of Operations

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
		(As Restated See Note 17)
Revenue:
Gross processing revenue	$166,172	$119,202
Other revenue, net	3,693	2,002
Total net revenue	169,865	121,204
Costs of Services:
Interchange	122,416	86,372
Dues and assessments	6,415	4,785
Processing and servicing	19,820	14,748
Customer acquisition costs	5,841	4,135
Depreciation and amortization	1,283	876
Total costs of services	155,775	110,916
Selling and administrative	8,989	7,233
Total expenses	164,764	118,149
Income from operations	5,101	3,055
Other income (expense):
Interest income	110	38
Interest expense	(435)	(298)
Fair value adjustment for warrants with mandatory redemption provisions	(90)	—
Other, net	(3)	833
Total other income (expense)	(418)	573
Income before income taxes	4,683	3,628
Provision for income taxes	1,989	1,482
Net income	2,694	2,146

Income allocated to Series A Senior Convertible Preferred Stock	(1,295)	(1,037)
Net income attributable to Common Stock	$1,399	$1,109

Net income	$2,694	$2,146
Other comprehensive income, net of tax:
Unrealized gains (losses) on investments	(8)	7
Comprehensive income	$2,686	$2,153

Earnings per common share:
Basic	$0.09	$0.07
Diluted	$0.08	$0.07
Weighted average number of common shares outstanding:
Basic	16,449	16,296
Diluted	34,672	32,871

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

(amounts in thousands)

(unaudited)

	Preferred Stock		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount

Balance, December 31, 2004	7,619	$8	16,438	$8

Issuance of Common Stock— options exercised			13
Accumulated other comprehensive income
Net income for the period

Balance March 31, 2005	7,619	$8	16,451	$8

	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2004	$41,065	$(10)	$(34,972)	$6,099

Issuance of Common Stock— options exercised	45			45
Accumulated other comprehensive income		(8)		(8)
Net income for the period			2,694	2,694

Balance March 31, 2005	$41,110	$(18)	$(32,278)	$8,830

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiary

Consolidated Statements of Cash Flow

(dollar amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
		(As Restated See Note 17)
Cash flows from operating activities
Net income	$2,694	$2,146
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,844	4,686
Fair value adjustment for warrants with mandatory redemption provisions	90	—
Deferred taxes	113	1,003
Changes in operating assets and liabilities:
Increase in receivables	(338)	(4,144)
Decrease in inventory	456	106
Increase in capitalized customer acquisition costs	(6,924)	(6,142)
Increase in prepaid expenses	(830)	(386)
Decrease in deposits and other assets	24	347
Increase in due to sponsor bank and accounts payable	100	5,101
(Decrease) increase in accrued expenses and other	(768)	612
Increase in merchant deposits and loss reserves	970	177
(Decrease) increase in accrued buyout liability	(112)	1,710
Net cash provided by operating activities	2,319	5,216

Cash flows from investing activities
Purchase of investments	(250)	(250)
Maturities of investments	1	252
Purchases of property and equipment	(2,102)	(1,119)
Net cash used in investing activities	(2,351)	(1,117)

Cash flows from financing activities
Redemption of warrants issued in connection with debt financing	—	(1,055)
Principal payments on borrowings and financing arrangements	(544)	(934)
Issuance of Common Stock	45	(37)
Net cash used in financing activities	(499)	(2,026)

Net (decrease) increase in cash and cash equivalents	(531)	2,073
Cash and cash equivalents at beginning of year	13,237	13,004
Cash and cash equivalents at end of period	$12,706	$15,077

Supplemental cash flow information:
Cash paid during the period for:
Interest	$409	$225
Income taxes	801	273

Supplemental schedule of non cash activities:
Amortization of other assets	64	64

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Operations

Basis of Financial Statement Presentation— The accompanying consolidated financial statements include those of Heartland Payment systems, Inc. (the “Company”) and its wholly-owned subsidiary, Heartland Payroll Company (“HPC”).  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company’s wholly-owned subsidiary have been eliminated upon consolidation. The accompanying consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2005, the consolidated results of its operations and cash flows for the three months ended March 31, 2005 and 2004. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The officers and directors of the Company represent a majority of the outstanding shares, and so control the Company.

As discussed in Note 16, all outstanding common shares, average common shares, earnings per common share and conversion amounts related to stock options, warrants and Series A Senior Convertible Participating Preferred Stock have been retroactively adjusted to reflect a two-for-one stock split on July 26, 2005.

Business—  The Company provides payment-processing services related to bank card transactions for merchants throughout the United States. In addition, the Company provides certain other merchant services, including the sale and rental of terminal equipment and supplies. HPC provides payroll and related tax filing services throughout the United States.

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include, among other things, the accrued buyout liability, capitalized customer acquisition costs, loss reserves, certain accounts payable and accrued expenses and certain tax assets and liabilities as well as the related valuation allowances. Actual results could differ from those estimates.

Concentrations— The majority of the Company’s merchant processing activity is processed by a single vendor. The Company believes that the vendor maintains appropriate backup systems and alternative arrangements to avoid a significant disruption of processing in the event of an unforeseen event.

Substantially all of the Company’s revenue is derived from processing Visa and MasterCard bank card transactions. Because the Company is not a ‘‘member bank’’ as defined by Visa and MasterCard, in order to process these bank card transactions the Company has entered into a sponsorship agreement with a bank. The agreement with the bank sponsor requires, among other things, that the Company abide by the by-laws and regulations of the Visa and MasterCard associations and maintain a certificate of deposit with the bank sponsor. If the Company breaches the sponsorship agreement, the bank sponsor may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative bank sponsor. The Company is dependent on its bank sponsor, Visa and MasterCard for notification of any compliance breaches. As of March 31, 2005, the Company has not been notified of any such issues by its bank sponsor, Visa or MasterCard.

The Company processes for merchants throughout the United States. California represented 15.8% of the Company’s total processing volume in March 2005.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Receivables—The Company carries receivables from its merchants resulting from the practice of advancing interchange fees to most of its merchants during the month and collecting those fees from  merchants at the beginning of the following month. During each month, the Company’s sponsor bank advances interchange fees to most of the Company’s merchants so that during the month a payable to the sponsor bank is incurred. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees the Company collects from its merchants.

Investments—Investments consist of corporate and U.S. Government debt securities and certificates of deposit. The Company classifies its investments as available-for-sale and records them at the fair value of the investments based on quoted market prices. Cost is determined on a specific identification basis.

Inventories—Inventories consist of point-of-sale terminal equipment held for sale to merchants, and are valued at the lower of cost or market price. Cost is arrived at using the first-in, first-out method. Market price is estimated based on current sales of equipment.

Capitalized Customer Acquisition Costs, net—Capitalized customer acquisition costs consist of (1) up-front signing bonus payments made to Relationship Managers and sales managers (the Company’s sales force) for the establishment of new merchant relationships, and (2) a deferred acquisition cost representing the cost of buying out the commissions of vested sales employees. Pursuant to Staff Accounting Bulletin Topic 13, Revenue Recognition, and FASB Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins associated with merchant contracts. The capitalized customer acquisition costs are amortized using a method which approximates a proportional revenue approach over the initial three-year term of the merchant contract.

The up-front signing bonus is based on the estimated gross margin for the first year of the merchant contract. The signing bonus, amount capitalized, and related amortization are adjusted after one year to reflect the actual gross margin generated by the merchant contract during that year. The deferred customer acquisition cost asset is accrued over the first year of merchant processing, consistent with the build-up in the accrued buyout liability, as described below.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations.

Property and Equipment—Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed straight-line over periods ranging from three to ten years for furniture and equipment. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease. The Company capitalizes the cost of computer software developed for internal use and amortizes such costs over an estimated useful life of three years.

Long-Lived Assets—The Company evaluates the potential for impairment when changes in circumstances indicate that undiscounted cash flows estimated to be generated by the related assets are less than the carrying amount. Management believes that no such changes in circumstances or impairment have occurred as of March 31, 2005.

Merchant Deposits and Loss Reserves—Disputes between a cardholder and a merchant periodically arise due to the cardholder’s dissatisfaction with merchandise quality or the merchant’s service, and the disputes may not always be resolved in the merchant’s favor. In some of these cases, the transaction is ‘‘charged back’’ to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, the Company is liable for the full amount of the transaction. The Company may have partial recourse to the Relationship Manager originally soliciting the merchant contract, if the Relationship Manager is still receiving income from the merchant’s processing activities. During 2003, the Company adopted FIN 45. Under FIN 45, the Company’s obligation to stand ready to perform is minimal. The Company maintains deposits or the pledge of a letter of credit from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. The Company evaluates its ultimate risk and records an estimate of potential loss for chargebacks related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to expected processing volume levels.

Accrued Buyout Liability—Relationship Managers and sales managers are paid residual commissions based on the gross margin generated by monthly merchant processing activity. Until May 2004, Relationship Managers and sales managers had the contractual right to sell their portfolio equity at a fixed multiple to the Company. The Company has the right to buy out some or all of these commissions, and intends to do so periodically. Because of the Company’s intent and ability to execute purchases of the residual commissions, and the mutual understanding between the Company and the Relationship Managers and sales managers, the Company has accounted for this deferred compensation arrangement pursuant to the substantive nature of the plan. The Company therefore records the amount currently payable (the ‘‘settlement cost’’) to buy out non-servicing related commissions (‘‘owned commissions’’) from vested Relationship Managers and sales managers, and an accrual, based on their progress towards vesting, for those unvested Relationship Managers and sales managers who are expected to vest in the future. As noted above, as the liability increases over the first year of a merchant contract, the Company also records for vested Relationship Managers and sales managers a related deferred acquisition cost asset. The accrued buyout liability associated with unvested Relationship Managers and sales managers is not included in the deferred acquisition cost asset since future services are required in order to vest. Subsequent changes in the settlement cost, due to account attrition, same-store sales growth and changes in gross margin, are included in the same income statement caption as customer acquisition cost amortization expense.

The accrued buyout liability is based on the merchants under contract at the balance sheet date, the gross margin generated over the prior 12 months, and the contractual buyout multiple. The liability related to a new merchant is therefore zero when the merchant is installed, and increases over the twelve months following the installation date. The same procedure is applied to unvested commissions over the expected vesting period, but is further adjusted to reflect the Company’s experience that 31% of unvested Relationship Managers and sales managers become vested.

The classification of the accrued buyout liability between current and non-current liabilities on the consolidated balance sheet is based upon the Company’s estimate of the amount of the accrued buyout liability that it reasonably expects to pay over the next twelve months. This estimate is developed by calculating the cumulative annual average percentage that total historical buyout payments represent of the accrued buyout liability. That percentage is applied to the period-end accrued buyout liability to determine the current portion.

Warrants—Warrants with mandatory redemption provisions are classified as debt and are recorded at estimated fair value.

Financing Arrangements—Pursuant to EITF 88-18, the Company recognizes the transfer of merchant contracts as financing arrangements included under Borrowings and Financing Arrangements, until such time as the conditions for recognizing the transfer as a sale are met. The interest rates on these financing arrangements are computed based on the expected cash flows resulting from these contracts, reduced by an expected annual volume attrition rate of 15%. Any significant differences between actual future payments and expected payments will result in a change to that interest rate, which will be applied prospectively.

Revenue—Revenue is mainly comprised of transaction and discount fees from the processing of merchant transactions. Revenue is recorded as bank card transactions are processed or payroll services are performed. The Company passes through to its customers any changes in interchange or association fees. Payroll revenue represents periodic and annual processing fees, which are recorded as services are performed.

Other revenue includes fees earned from customer service, termination fees on terminated  contracts, fees for the sale, rental, leasing and deployment of credit card terminals and other miscellaneous revenue. These amounts are shown net of their associated direct costs, if any, and are recorded at the time the service is performed.

Income Taxes—The Company accounts for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates.

Stock Options—The Company accounts for its stock options using the intrinsic value method in which no compensation expense has been recognized for its stock-based compensation plan because the options are granted at an exercise price greater than or equal to the estimated fair value at the grant date.

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options, warrants and conversion of Series A Senior Convertible Participating Preferred Stock, where dilutive. As discussed in Note 16, weighted  average shares outstanding and dilutive securities have been adjusted to reflect a two-for-one stock split on July 26, 2005. The following table presents the effect on net  income and basic and diluted net income per common share had the Company adopted the fair value method of accounting for stock-based compensation under SFAS No. 123 (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income	$2,694	$2,146
Deduct: Total stock-based employee compensation expense determined under fair-value-based method, net of related tax expense	1,444	—
Pro forma net income	1,250	2,146
Less: Income allocated to Series A Senior Convertible Participating Preferred Stock	(635)	(1,037)
Pro forma net income attributable to common stock	$615	$1,109

Earnings per share :
As reported:
Basic	$0.09	$0.07
Diluted	$0.08	$0.07

Pro forma :
Basic	$0.04	$0.07
Diluted	$0.04	$0.07

New Accounting Pronouncements—On December 16, 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 153, ‘‘Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.’’ SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe adoption of Statement 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (‘‘SFAS No. 123 revised’’). This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under fair value as originally introduced in SFAS No. 123. SFAS No. 123 revised is effective, as amended on April 21, 2005 by the Securities and Exchange Commission, beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company will adopt this statement when effective, and continues to assess its impact.

In July 2005, the FASB issued an exposure draft of a proposed Interpretation, Accounting for Uncertain Tax Positions an interpretation of FASB Statement No. 109. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with FASB Statement No. 109, Accounting for Income Taxes. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position, if that tax position is probable of being sustained if audited by a tax authority based solely on the technical merits of the position. Individual tax positions that fail to meet the Interpretation’s recognition threshold would result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The proposed Interpretation would be effective as of the end of the first annual period ending on or after December 15, 2005. The Company does not believe the adoption of this proposed Interpretation will have a material effect on its consolidated financial position, results of operations or cash flows.

3. Receivables

A summary of receivables by major class are as follows at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
	(in thousands)
Accounts receivable from merchants	$62,432	$60,739
Accounts receivable from others	2,399	3,753
	64,831	64,492
Less allowance for doubtful accounts	(167)	(167)
	$64,664	$64,325

Receipts from settlement of the accounts receivable from merchants are primarily used to satisfy the Company’s due to sponsor bank.

4. Investments

The cost, gross unrealized gains (losses) and estimated fair value for available-for-sale investments by major security type and class of security are as follows at March 31, 2005 and December 31, 2004:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
March 31, 2005
Debt securities of the U.S. Government	$443	$—	$(3)	$440
Corporate debt securities	360	—	(11)	349
Certificates of deposit	551	—	—	551
	$1,354	$—	$(14)	$1,340
December 31, 2004
Debt securities of the U.S. Government	$195	$—	$(1)	$194
Corporate debt securities	360	1	(4)	357
Certificates of deposit	549	—	—	549
	$1,104	$1	$(5)	$1,100

As of March 31, 2005, all unrealized losses in investments were the result of increases in interest rates. The unrealized losses in any individual security did not exceed 1.5% of the Company’s cost basis. These investments are not considered other-than-temporarily impaired because the Company has the ability and intent to hold these investments for a period of time sufficient for a forecasted recovery in value, which may be upon maturity.

The maturity schedule of all investments owned along with amortized cost and estimated fair value as of March 31, 2005 is as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$802	$801
Due after one year through five years	552	539
	$1,354	$1,340

5. Capitalized Customer Acquisition Costs, Net

A summary of the capitalized customer acquisition costs, net is as follows as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
	(in thousands)
Capitalized signing bonuses	$42,754	$40,407
Less accumulated amortization	(17,454)	(15,862)
Capitalized signing bonuses, net	25,300	24,545

Capitalized customer deferred acquisition costs	26,576	21,349
Less accumulated amortization	(16,290)	(11,647)
Capitalized customer deferred acquisition costs, net	10,286	9,702

Capitalized Customer Acquisition Costs, Net	$35,586	$34,247

A summary of the activity in capitalized customer acquisition costs, net for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Balance at beginning of period	$34,247	$22,321
Plus additions to:
Capitalized signing bonuses, net	4,002	4,057
Capitalized customer deferred acquisition costs	2,925	2,288
	6,927	6,345
Less amortization expense:
Capitalized signing bonuses	(3,251)	(2,628)
Capitalized customer deferred acquisition costs	(2,337)	(1,561)
	(5,588)	(4,189)
Balance at end of period	$35,586	$24,477

Net signing bonus adjustments from estimated amounts to actual were $(0.5) million and $(0.1) million, respectively, for the three months ended March 31, 2005, and 2004. Net signing bonus adjustments are netted against additions in the table above. Fully amortized signing bonuses of $1.9 million and $0.1 million were written off during the three months ended March 31, 2005, and 2004, respectively.

The Company believes that no impairment has occurred as of March 31, 2005 and December 31, 2004.

6. Property and Equipment, Net

A summary of property and equipment, net is as follows as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
	(in thousands)
Computer hardware and software	$5,173	$13,611
Furniture, fixtures and equipment	1,713	1,709
Leasehold improvements	2,138	1,601
	19,024	16,921
Less accumulated depreciation	(7,197)	(5,977)
	$11,827	$10,944

Depreciation expense for the three months ended March 31, 2005 and 2004 was $1.2 million and $0.7 million, respectively.

7. Borrowings and Financing Arrangements

A summary of borrowings are as follows as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
	(in thousands)
Financing Arrangements	$9,698	$10,241
Revolver Advance Facility	2,069	2,069
Purpose and Ability Line of Credit	784	784
	12,551	13,094
Less Current Portion	5,227	5,286
Long-term portion of borrowings and financing arrangements	$7,324	$7,808

Principal payments due on borrowings and financing arrangements for the next five years are as follows:

Twelve Months Ended March 31,	(in thousands)
2006	$5,227
2007	2,103
2008	1,747
2009	1,457
2010	1,276
Thereafter	741

7. Borrowings and Financing Arrangements (continued)

Financing Arrangements

On December 31, 1999 the Company signed a Merchant Services Purchase and Sale Agreement with National Processing Company, which was amended by a First Modification Agreement in December 2000, and Amendment No. 1 to the First Modification Agreement in December, 2001. Under these agreements, the Company agreed to the transfer of merchant contracts generating a specified amount of net revenue to the transferee, and to pay all cash flows, net of servicing fees and chargeback losses, associated with specific lists of merchant contracts that were committed to the arrangement. This transaction has been treated as a financing arrangement, as discussed in Note 2. As a result, the Company had recorded a liability of $23.0 million on December 31, 1999, which was reduced by servicing payments and the value of converted contracts. The respective amendments of the agreements had the effect of triggering sale treatment for those contracts that were converted to the transferee’s systems in 2000, 2001 and 2002. Effective August 1, 2002, the Company signed a five-year servicing agreement with the transferee, in which the Company agreed to provide servicing to those merchants in a defined final pool that had not been converted to the transferee’s processing systems, and that no further conversions would be made. The servicing agreement is terminable by the transferee upon the occurrence of certain change in control events, upon material breach by the Company, if merchant losses exceed a specified threshold, or if the Company enters into bankruptcy, receivership or other like status, in which event the transferee will be responsible for the conversion of the remaining serviced merchants to their processing systems. The interest rate at March 31, 2005 was 4.26% and the outstanding balance was $0.6 million.

On November 1, 2000, the Company signed a Merchant Portfolio Purchase Agreement and an associated Servicing Agreement with Certegy Inc., each of which was amended on January 16, 2002. Under these agreements, the Company pays all cash flows, net of servicing fees and chargeback losses, related to the transferred merchant contracts to the transferee. This transaction has been treated as a financing arrangement, as discussed in Note 2. As a result, the Company recorded a liability of $22.0 million on November 1, 2000, and the payments made represent interest plus principal repayments. The interest rate at March 31, 2005 was 2.53% and the outstanding balance was $9.1 million. The servicing agreement is terminable only upon material breach by either party, or if the Company enters into bankruptcy, receivership or other like status.

Loan and Security Agreement

On August 28, 2002, the Company signed a Loan and Security Agreement for two loan instruments; this Agreement was amended on November 6, 2003 and June 23, 2004. The first instrument is a Revolver Advance Facility (‘‘Revolver’’), which is to be used solely to fund the buyout of future commissions from current or former Relationship Managers or from Independent Sales Organizations. The Company may draw down on the Revolver up to but not exceeding an aggregate unpaid principal amount outstanding of $3,500,000. The entire principal balance plus all accrued interest and fees is due on May 31, 2005 (subsequently extended to August 31, 2005), or on demand if there were to be a default. The Revolver accrues interest at a rate equal to the prime rate, which was 5.5% at March 31, 2005. The Company’s assets, including accounts receivable, inventory, furniture and equipment and general intangibles, serve as collateral to secure the Revolver.

On May 26, 2005, the Company entered into an amendment to its Loan and Security Agreement, which extended the scheduled maturity date from May 31, 2005 to August 31, 2005.

7. Borrowing and Financing Arrangements (continued)

The second instrument is a $3,000,000 Purpose and Ability Line of Credit Facility (‘‘Line of Credit’’). The Line of Credit accrues interest at the prime rate, which was 5.5% at March 31, 2005, and is secured by the assets of the Company, including accounts receivable, inventory, furniture and equipment and general intangibles. The entire principal balance plus all accrued interest and fees is due upon demand.

The Company is subject to standard loan covenants and financial statement reporting requirements on both of the debt instruments and was in compliance at March 31, 2005 and December 31, 2004.

8. Merchant Deposits and Loss Reserves

The Company’s merchants have the liability for any charges properly reversed by the cardholder through a mechanism known as a chargeback. If the merchant is unable to pay this amount, the Company will be liable to the Visa and MasterCard associations for the reversed charges.

During 2003, the Company adopted FIN 45. Under FIN 45, the Company determined the fair value of the obligation to stand ready to perform is minimal. The Company requires personal guarantees, merchant deposits and letters of credit from certain merchants to minimize its obligation. As of March 31, 2005 and December 31, 2004, the Company held merchant deposits totaling $7.7 million and $6.7 million, and letters of credit totaling $480,000 and $30,000, respectively.

The Visa and MasterCard associations generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company’s transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company’s exposure to chargebacks is the last four months’ processing volume on its portfolio, which was $9.4 billion and $9.0 billion for the four months ended March 31, 2005 and December 31, 2004, respectively. However, for the four months ended March 31, 2005 and December 31, 2004, the Company was presented with $5.5 million and $5.6 million, respectively, in chargebacks by issuing banks. In the three months ended March 31, 2005 and the year ended December 31, 2004, the Company incurred merchant credit losses of  $300,000 and $940,000, respectively, on total dollar volume processed of $6.9 billion and $25.0 billion, respectively. These credit losses are included in ‘‘cost of services’’ in the Company’s consolidated statements of operations.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company’s clients. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a reserve for estimated credit and fraud losses on its consolidated balance sheets, amounting to $471,000 and $468,000 on March 31, 2005 and December 31, 2004, respectively. This reserve is determined by performing an analysis of the Company’s historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Beginning balance	$468	$558
Additions to reserve	303	311
Charges against reserve	(300)	(311)
Ending Balance	$471	$558

9. Accrued Buyout Liability

A summary of the accrued buyout liability is as follows as of March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
	(in thousands)
Vested Relationship Managers and sales managers	$25,709	$25,788
Unvested Relationship Managers and sales managers	1,214	1,247
	26,923	27,035
Less current portion	10,258	9,327
Long-term portion of accrued buyout liability	$16,665	$17,708

A summary of the activity in the accrued buyout liability for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Beginning balance	$27,035	$17,985
Increase in settlement obligation, net	3,175	2,436
Buyouts	(3,287)	(726)
Ending balance	$26,923	$19,695

The increase in settlement obligation is due to new merchant account signings, as well as same-store sales growth and changes in gross margin, primarily attributable to account attrition.

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $196,000 at March 31, 2005 and $201,000 at December 31, 2004.

10. Convertible Preferred Stock and Warrants

The Series A Senior Convertible Participating Preferred Stock (the ‘‘Convertible Preferred’’) is convertible by the holders at any time and automatically converts upon the closing of a qualified public offering up to 15,238,096 shares of the Company’s Common Stock, participates equally in dividends and distributions with the Common Stock, pays no other dividends and has a liquidation preference of $80 million. The Convertible Preferred was redeemable at the option of two-thirds of the holders after October 1, 2006 at the higher of the liquidation preference or value per common share. The carrying value of the Convertible Preferred was accreted to its mandatory redeemable value by $6,509,019 in the year ended December 31, 2002, using the effective interest rate method. During 2002, the Company stopped accreting the Convertible Preferred because the terms of the Certificate of Designations for the Convertible Preferred and the Shareholders’ Agreement by and among the holders of the Company’s Common Stock and the Convertible Preferred were amended to eliminate certain rights of the holders of the Convertible Preferred that might, in certain circumstances, have allowed those holders to cause redemption of the Convertible Preferred. The holders of the Convertible Preferred have the right to elect three directors to the Company’s Board and have certain other rights with respect to the governance of the Company.

In addition, the holders of the Convertible Preferred received five-year warrants to purchase an additional 2,000,000 shares of the Company’s Common Stock at a price of $2.63 per share, which were valued at $1.5 million. The Company redeemed these warrants on September 28, 2004 by paying the holders the net consideration of $5.25 million.

In August 2004, the Certificate of Designations of the Convertible Preferred was amended to eliminate after October 1, 2006 certain rights of the holders to treat a merger of the Company as a liquidation event. This amendment was in addition to amendments made in 2002 to the terms of the Certificate of Designations for the Convertible Preferred and the Shareholders’ Agreement by and among the holders of the Company’s Common Stock. As a result of the amendment, the Company has classified the Convertible Preferred as a part of stockholders’ (deficit) equity in its December 31, 2004 and March 31, 2005 financial statements.

The Board of Directors is authorized to issue shares of preferred stock in one or more classes or series without any further action by the Company’s stockholders.

On July 26, 2001, the Company signed a Loan and Security Agreement with BHC Interim Funding, L.P., and received a Term Loan (the ‘‘BHC Bridge Loan’’) in the amount of $4.76 million, which accrued interest at a rate of 13.75%, and was secured by a first priority lien on the Company’s merchant contracts and certain other assets. The BHC Bridge Loan was repaid on October 11, 2001. In connection with this agreement, the Company issued 337,810 five-year mandatory redeemable warrants to purchase its Common Stock for $0.005, which were valued at $605,049. Commencing July 26, 2003, the holder can require the Company to redeem these warrants at their per share fair value. The Company records these warrants at their estimated fair value and adjusted these warrants by $0.5 million and $0.9 million in December 2002 and 2003 because transactions indicated that $3.61 and $6.25 per share, respectively, was an appropriate fair value. On January 8, 2004, the warrant holder elected to cause the Company to redeem 168,906 shares at the fair value of $6.25 per share. The Company has adjusted the warrants by an additional $0.5 million in the period ending December 31, 2004 and by $0.1 million during the three months ended March 31, 2005 to reflect the estimated fair value of $9.28 and $9.80 per share, respectively.

11. Income Taxes

The provision for income taxes for the three months ended March 31, 2005 and 2004 consists of the following:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Current
Federal	$1,531	$356
State	345	122
Deferred
Federal	92	847
State	21	157

Total provision for income taxes	$1,989	$1,482

The net deferred tax asset was comprised of the following at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004

Deferred tax assets:
Merchant contract costs	$15,671	$5,317
Borrowings and financing arrangement	4,123	4,353
Loss reserve and accounts receivable allowance	271	270
Other	2	1
	20,067	19,941
Deferred income tax liabilities:
Capitalized signing bonus	10,753	10,432
Deferred state tax liability	439	447
Software development	1,193	1,065
Property and equipment	1,015	1,217
	13,400	13,161
Net deferred income tax asset	6,667	6,780
Less current portion	2,179	2,129
Net deferred income tax asset - non current portion	$4,488	$4,651

At December 31, 2004 the Company has fully utilized all federal and state net operating loss carryforwards.

11. Income Taxes (continued)

The differences in federal income taxes provided and the amounts determined by applying the federal statutory tax rate of 35% to income before income taxes for the three months ended March 31, 2005 and 2004 are:

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	%	Amount	%	Amount
		(in thousands)		(in thousands)
U.S. federal income tax at statutory rate	35.00%	$1,639	35.00%	$1,237
U.S. state and local income taxes, net	5.08%	238	5.12%	181
Warrants	1.24%	58	1.17%	42
Nondeductible expenses	0.25%	12	0.59%	23
Other, net	0.91%	42	(0.01)%	(1)
Provision for income taxes	42.48%	$1,989	41.87%	$1,482

Tax contingencies are recorded for probable exposures involving tax positions taken that could be challenged by taxing authorities. These probable exposures result from the varying application of statutes, rules, regulations and interpretations. The Company does not have income tax contingencies.

12. Commitments and Contingencies

Litigation—The Company is involved in certain legal proceedings and claims, which arise in the ordinary course of business. In the opinion of the Company, the results of any of these matters, individually and in the aggregate, are not expected to have a material effect on its results of operations, financial condition or cash flows.

Leases—The Company leases various office spaces and certain equipment under operating leases with remaining terms ranging up to eight years. The majority of the office space lease agreements contain renewal options and generally require the Company to pay certain operating expenses.

Future minimum lease commitments under noncancelable leases as of March 31, 2005 are as follows:

Twelve Months Ended March 31,	(in thousands)
2006	$1,315
2007	1,538
2008	1,347
2009	1,110
2010	387
Thereafter	950
$6,647

Rent expense for leased property was $288,000 and $258,000, respectively, for the three months ended March 31, 2005 and 2004.

Commitments—Certain officers of the Company have entered into an employee confidential information and noncompetition agreement under which they are entitled to severance pay equal to their base salary and medical benefits for 12 months and a pro-rated bonus in the event they are terminated by the Company other than for cause.

12. Commitments and Contingencies (continued)

Contingencies— The Company collects and stores sensitive data about its merchant customers and bank cardholders. If the Company’s network security is breached or sensitive merchant or cardholder data is misappropriated, the Company could be exposed to assessments, fines or litigation costs.

13. Related Party Transactions

In November 2004, Carr Holdings, L.L.C., a New Jersey limited liability company, which is owned and managed by the Company’s Chief Executive Officer and his wife sold an aggregate of 108,000 shares of the Company’s Common Stock to Greenhill Capital Partners, L.P. and its affiliated investment funds and LLR Equity Partners, L.P. and its affiliated investment fund at a price of $9.28 per share. Various officers, directors, partners and members of Greenhill Capital Partners, L.P. and its affiliated investment funds and LLR Equity Partners, L.P. and its affiliated investment fund are members of the Company’s board of directors.

14. Segments

The determination of the Company’s business segments is based on how the Company monitors and manages the performance of its operations. The Company has two operating segments, as follows: (1) Card, which provides payment processing and related services related to bank card transactions; and (2) Payroll, which provides payroll and related tax filing services.

The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

The Company allocates revenues, expenses, assets and liability to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources and corporate services. For the reported periods, between 70% and 90% of the payroll segment total assets are funds that the Company holds as a fiduciary for payment to taxing authorities. The Company only operates in the United States and does not have any major individual customers.

14. Segments (continued)

A summary of the Company’s segments for the three months ended March 31, 2005 and 2004 are as follows:

	Card	Payroll	Unallocated Corporate Administration Amounts	Total Amount
	(in thousands)
Three Months EndedMarch 31, 2005
Total net revenue	$168,623	$1,242	$—	$169,865
Depreciation and amortization	1,198	28	57	1,283
Interest income	20	90	—	110
Interest expense	435	—	—	435
Net income (loss)	3,821	423	(1,550)	2,694
Total assets	128,059	8,333	—	136,392
Three Months EndedMarch 31, 2004
Total net revenue	120,157	1,047	—	121,204
Depreciation and amortization	836	29	11	876
Interest income	16	22	—	38
Interest expense	298	—	—	298
Net income (loss)	3,288	233	(1,375)	2,146
Total assets	102,437	5,212	—	107,649

15. Earnings Per Share

The Company presents earnings per share data in accordance with SFAS No. 128, ‘‘Earnings Per Share’’ (‘‘SFAS 128’’), which establishes the standards for the computation and presentation of basic and diluted earnings per share data. Under SFAS 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share but included in diluted earnings per share.

Weighted average shares outstanding and dilutive securities have been adjusted to reflect a two-for-one stock split on July 26, 2005. The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share using the two-class method:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Basic
Weighted average common stock outstanding	16,449	16,296
Earnings per share	$0.09	$0.07

Diluted:
Net income attributable to common	$1,399	$1,109
Plus: income allocated to Series A Senior Convertible Participating Preferred Stock	1,295	1,037
Net income	$2,694	$2,146

Basic weighted average common stock outstanding	16,449	16,296
Effect of dilutive instruments:
Stock options	2,816	1,168
Warrants	169	169
Series A Senior Convertible Participating Preferred Stock	15,238	15,238
Diluted weighted average shares outstanding	34,672	32,871
Earnings per share	$0.08	$0.07

16.  Subsequent Events

On May 26, 2005, the Company entered into an amendment to its Loan and Security Agreement, which extended the scheduled maturity date from May 31, 2005 to August 31, 2005. See Note 7 Borrowings and Financing Arrangements for more information regarding the Loan and Security Agreement.

In connection with the proposed public offering of the Company’s common stock during 2005, the Board of Directors and stockholders approved a two-for-one stock split of the Company’s common stock on July 26, 2005. All common shares, per share and conversion amounts related to stock options, warrants and Convertible Preferred included in the accompanying consolidated financial statements and footnotes have been adjusted to reflect the stock split for all periods presented. The Company’s Board of Directors and stockholders also increased the number of authorized shares of common stock to 100,000,000 and the number of shares authorized under the Equity Incentive plan to 11,000,000.

17.  Financial Statement Restatement

The Company’s income statement for the three months ended March 31, 2004 originally reported the estimated fair value of the liability associated with the deferred compensation arrangement, based on the present value of estimated future residual commission payments not associated with ongoing service requirements, as well as estimated buyouts from employees of those commissions. In connection with filing Amendment No. 1 to the Form S-1 in March 2005, the Company has subsequently determined that the appropriate accounting was to record an accrued buyout liability for the settlement cost of buying out the commissions of all vested and expected-to-be vested Relationship Managers and sales managers at each balance sheet date, and a deferred customer acquisition cost asset associated with the liability for new merchants, as discussed in notes 5 and 9 above. Cash payments for buyouts thus become the satisfaction of the liability, and the capitalized customer acquisition costs are amortized into income over the initial three-year contract term. The net change in this liability is reflected in the relevant period within expenses; accordingly, the accompanying financial statements were restated.

The Company also determined that given the term and conditions of the servicing contract associated with merchant contracts that were transferred in 2000 to a third party (as discussed in Notes 2 and 7), the previous recognition of the transfer as a sale was not appropriate. Consequently, and pursuant to the provisions of EITF 88-18, the proceeds have been recorded as a financing arrangement in the consolidated financial statements. The Company records revenue and cost of services associated with the transferred contracts. Cash paid to the transferee represents payments of principal and interest on the obligation.

Subsequent to filing Amendment No. 1 to the Form S-1 in March 2005, the Company determined that given the revenue guaranties and servicing agreements associated with a transfer of merchant contracts to a third party in 1999 (as discussed in Notes 2 and 7), the previous recognition of the transfer as a sale was not appropriate. Consequently, and pursuant to the provisions of EITF 87-34, EITF 90-21 and EITF 95-5, the Company recognized the transfer as a financing arrangement until such time as the conditions for recognizing the transfers of individual merchant contracts as sales were met. Cash paid to the transferee represents principal repayment and interest on the financing arrangement. Payments include all cash flows, net of servicing fees and charge back losses, associated with specific lists of merchant contracts that were committed to the arrangement prior to a merchant’s conversion to the transferee’s processing systems. Until the efforts to convert merchants to the transferee’s processing systems ceased in 2002, payments also included the estimated fair value of merchant contracts that had converted and which were recognized as sales. The Company currently records revenue and costs of services associated with the unconverted merchant contracts.

The Company previously presented unclassified balance sheets. The Company determined that classified balance sheets should be presented and made the appropriate reclassifications. Amounts related to short-term and long-term assets and liabilities, including prepaid expenses, deferred taxes and borrowings and financing arrangements were reclassified in Amendment No. 3 to the Form S-1 filed by the Company in June 2005. In addition, the Company restated its classification of the accrued buyout liability to present the current and non-current portion of the liability.

The tables below provides a summary of the significant effects of the Company’s restatement of its consolidated financial statements as originally reported in the Form S-1 filed in August 2004, and as previously reported in Amendment No. 1 to the Form S-1 filed in March 2005. In addition, the classification of the accrued buyout liability and deferred taxes in the As Restated column have been restated from the manner it was previously reported in Amendment No. 3 to the Form S-1 filed by the Company in June 2005. As of December 31, 2004 and March 31, 2005, the current portion of the accrued liability in the amounts of $9.3 million and $10.3 million, respectively, were reclassified from long-term. As of December 31, 2004 and March 31, 2005, the current deferred tax asset was restated from $0.1 million and $0.2 million, respectively, to $2.1 million and $2.2 million, respectively. As of December 31, 2004 and March 31, 2005, the non-current deferred tax asset was restated from $6.7 million and $6.5 million, respectively, to $4.7 million and $4.5 million, respectively.

	March 31, 2005		December 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Prepaid expenses	$2,989	$2,989	$—	$2,151
Deposits and other assets	251	251	—	324
Prepaid expenses and other assets	—	—	2,475	—
Current deferred tax asset, net	184	2,179	—	2,129
Deferred tax asset, net	6,483	4,488	6,715	4,651
Total assets	136,392	136,392	133,861	133,926
Current portion of accrued buyout liability	—	10,258	—	9,327
Accrued expenses and other	5,932	5,932	7,153	6,701
Current portion of borrowings and financing arrangements	5,227	5,227	—	5,286
Long-term portion of borrowings and financing arrangements	7,324	7,324	12,382	7,808
Accrued buyout liability	26,923	16,665	27,035	17,708
Total liabilities	127,562	127,562	127,577	127,827
Accumulated deficit	(32,278)	(32,278)	(34,787)	(34,972)
Total stockholders’ equity	8,830	8,830	6,284	6,099

	For the three months ended March 31, 2004
	As Originally Reported	As Restated (1)

Gross processing revenue	$108,797	$119,202
Other revenue, net	3,088	2,002
Interchange	78,532	86,372
Dues and assessments	4,350	4,785
Processing and servicing	14,261	14,748
Customer acquisition costs	3,604	4,135
Depreciation and amortization	3,301	876
Interest expense	176	298
Provision for income taxes	698	1,482
Net income	562	2,146

(1)          The financial statements for the three months ended March 31, 2004 were previously reported in the Form S-1 filed with  the SEC in August 2004. These financial statements have been restated to correct for matters discussed in this footnote.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial information set forth below should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the risk factors contained in our Form 10/A filed on July 21, 2005.

Forward Looking Statements

Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘estimate’’ or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. You should understand that many important factors, in addition to those discussed elsewhere in this report, could cause our results to differ materially from those expressed in the forward-looking statements. These factors include, without limitation, our competitive environment, the business cycles and credit risks of our merchants, chargeback liability, merchant attrition, problems with our bank sponsor, our reliance on other bank card payment processors, our inability to pass increased interchange fees along to our merchants, the unauthorized disclosure of merchant data, economic conditions, system failures and government regulation.

Overview

General

We provide bank card-based payment processing services to merchants in the United States. As of March 31, 2005, we provided our payment processing services to approximately 94,000 active merchants located across the United States. Our processing volume for the three months ended March 31, 2005 was $6.9 billion, a 35.3% increase from the $5.1 billion processed during the same period in 2004. In 2004, 2003 and 2002, our processing volume was $25.0 billion, $17.9 billion and $14.4 billion, respectively.

Our revenue is recurring in nature, as we typically enter into three-year service contracts that, in order to qualify for the agreed-upon pricing, require the merchant to achieve processing volume minimums. Most of our gross revenue is payment processing fees, which are a combination of a fee equal to a percentage of the dollar amount of each Visa or MasterCard transaction we process plus a flat fee per transaction. We make mandatory payments of interchange fees to card-issuing banks and dues and assessment fees to Visa and MasterCard. Our business volume, and consequently gross processing revenue, is largely driven by the cumulative growth in the number of merchants with whom we have processing contracts. This in turn is the result of the number of merchants that we install during a period, offset by the number of merchants who cease processing with us during that period. We also generally benefit from consumers’ increasing use of bank cards in place of cash and checks.

Since our inception in 1997, our success at signing new merchants has generally led to significant annual gross processing revenue increases. However, our limited capital resources and our desire to buy out the equity of our former 50% owner led us to economically transfer approximately two-thirds of our merchant contracts in late 1999 and early 2000 to National Processing Company and Heartland Bank. In October 2001, we raised an aggregate of $40 million from Greenhill Capital Partners, L.P. and its affiliated investment funds and LLR Equity Partners, L.P. and its affiliated investment fund in exchange for a significant interest in our company. These additional financial resources allowed us to begin the rapid growth of our sales force, a process that was accelerated in late 2002 by a restructuring of our sales management structure. This restructuring included the creation of eight regions (now 12), with the sales managers in these regions being compensated based on their success in growing the sales force and increasing the merchant base in their regions. The result has been a significant increase in the number of new Relationship Managers and new merchants installed, with the number of new merchants growing by approximately 42% from 19,687 in 2002 to 27,911 in 2003, and by approximately 41% to 39,403 in 2004. During the three months ended March 31, 2005, we installed 10,317 new merchants. In order to continue to increase our gross processing revenue, we intend to increase both the size and productivity of our sales force. As a result of our commission-only compensation system for our sales force, which is required to work exclusively for us, we are able to increase the size of our sales force with minimal upfront costs. However, since we pay signing bonuses and commissions approximating 92% of the gross margin generated by a merchant in its first year, growth in merchant accounts consumes significant capital, as it typically takes approximately 11 months of processing to cover the signing bonus and commission outlays. During 2003 and 2004 we also experienced an improvement in our same store sales statistics, which represent the change in processing volume for all merchants that were processing with us in the same month a year earlier. Same store sales grew 5.0% on average in 2003, and grew 7.5% on average in 2004; this same store sales growth declined somewhat to 6.9% on average in the three months ended March 31, 2005. This same store sales growth resulted from the combination of the increasing use by consumers of bank cards for the purchase of goods and services at the point of sale, and sales growth experienced by our retained merchants, some of which was likely the result of an improving economy.

Our principal revenues fall into two categories, gross processing revenue and other revenue, net. Our gross processing revenue primarily consists of discount, per-transaction and periodic (primarily monthly) fees from the processing of bank card transactions, primarily Visa and MasterCard transactions, for merchants. These fees are negotiated by our Relationship Managers with each merchant. Gross processing revenue also includes fees charged by Heartland Payroll Company for payroll processing services. Gross processing revenue is recorded as services are performed.

Other revenue, net includes American Express and Discover fees, customer service fees, fees for processing chargebacks, fees for the sale, rental, leasing and deployment of bank card terminals, termination fees on terminated contracts, and other miscellaneous revenue. These amounts are shown net of their associated direct costs, if any, and are recorded at the time the service is performed. Most of these other fees and revenue items will tend to grow with our merchant growth.

Our most significant expense is interchange fees, which are set by the Visa and MasterCard card associations, and are paid to the card issuing banks. Interchange fees are calculated as a percentage of the dollar volume processed plus a per transaction fee. We also pay Visa and MasterCard association dues and assessments, which are calculated as a percentage of the dollar volume processed. Interchange fees and dues and assessments are recognized at the time transactions are processed. It is our policy to pass along to our merchants any changes in interchange fees and card association dues and assessments. Consequently, after Visa and MasterCard decreased their debit interchange rates in August 2003, both our discount and our interchange fees as a percentage of processing volume decreased by approximately 0.1%, with both income and expense decreasing by approximately the same amount. Our income from operations was therefore not affected by the reduction in debit interchange fee rates. Since the card associations have recently implemented significant increases in those rates, our gross processing revenue will increase, but all the benefit will be paid to the card issuing banks and our income from operations will not be affected.

Costs of services also include processing and servicing costs, customer acquisition costs, and depreciation and amortization. Processing and servicing costs include:

•                  residual commission payments to our Relationship Managers, sales managers and trade associations, agent banks and value-added resellers, which are a percentage of the gross margin we generated from our merchant contracts during the accounting period;

•                  processing costs, which are either paid to third parties, or represent the cost of our own authorization/capture system. During 2004, third party costs represented about 77% of our processing costs, with internal costs representing the remainder. Approximately 72% of our third-party processing costs were paid to Vital; and

•                  miscellaneous items, including telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, bank sponsorship costs and other direct merchant servicing expenses.

Customer acquisition costs reflect the amortization over the initial three-year contract term of the cash signing bonus paid, the deferred acquisition costs for vested Relationship Managers and sales managers, and changes in the accrued buyout liability, which reflect the impact of buyouts and volume attrition.

Depreciation and amortization expenses are primarily recognized on a straight-line basis over the estimated useful life of the asset. We have made significant capital expenditures for computer hardware and software and such costs are generally depreciated over three years.

Selling and administrative expenses include salaries and wages and other administrative expenses. The two most significant elements in these expenses are our information technology infrastructure costs and our marketing expenses.

Other income (expense) consists of interest income on cash and investments, the interest cost on our borrowings, the gains or losses on the disposal of property, plant and equipment and other non-recurring income or expense items. Other income (expense) also includes the adjustment to the fair value of our outstanding warrants with mandatory redemption provisions.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  These financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of our consolidated financial position at March 31, 2005, our consolidated results of its operations and cash flows for the three months ended March 31, 2005 and 2004.  Results of operations reported for interim periods are not necessarily indicative of results for the entire year.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.  Actual results could differ from those estimates.  Our significant accounting policies are more fully described in note 2 to our consolidated financial statements included elsewhere in this report and in our annual report filed on Form 10.  The critical accounting estimates described here are those that are most important to the depiction of our financial condition and results of operations, including those whose application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain. The line items on our income statement and balance sheet impacted by management’s estimates are described below.

Revenue

Nearly 75% of our reported gross processing revenue is paid by us as interchange fees to the card issuing banks. Certain of our competitors report their revenue net of interchange fees. This is because the issuing banks make their payments to these competitors net of those interchange fees, and these acquirers pay this reduced amount to their merchants. We do not offset gross processing revenue and interchange fees because our business practice is to arrange for our banks to advance the interchange fees to most of our merchants when settling their transactions (thus paying the full amount of the transaction to the merchant), and then to collect our full discount fees from our merchants on the first business day of the next month. We believe this policy aids in new business generation, as our merchants benefit from bookkeeping simplicity. However, it results in our carrying a large receivable from our merchants at each period-end, and a corresponding but smaller payable to the banks, both of which are settled on the first business day after the period-end. As we are at risk for the receivables, we record the associated revenues on a gross processing revenue basis in our income statements.

Capitalized Customer Acquisition Costs

Capitalized customer acquisition costs consist of (1) up-front signing bonus payments made to Relationship Managers and sales managers for the establishment of new merchant relationships, and (2) deferred acquisition cost representing the cost of buying out the commissions of vested Relationship Managers and sales managers. The capitalized customer acquisition costs are amortized using a method, which approximates a proportional revenue approach over the initial three-year term of the merchant contract.

The amount of the up-front signing bonus paid is based on the estimated gross margin (calculated by deducting interchange fees, dues and assessments and all costs incurred in underwriting, processing and reviewing an account from gross processing revenue) for the first year of the merchant contract. The signing bonuses paid during the three months ended March 31, 2005 and the year ended December 31, 2004 were $4.6 million and $21.6 million, respectively. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The deferred acquisition cost is accrued over the first year of merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

The amount of signing bonus paid which remained subject to adjustment at March 31, 2005 and December 31, 2004 was $21.9 million and $21.6 million, respectively. The net signing bonus adjustments made during the three months ended March 31, 2005 and the year ended December 31, 2004 were $(0.6) million and $(1.4) million, respectively. Negative signing bonus adjustments result from the overpayment of signing bonuses previously paid, which are recovered from the relevant salesperson.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss for the three months ended March 31, 2005 and the year ended December 31, 2004.

Accrued Buyout Liability

We pay our Relationship Managers and sales managers, referred to as the salesperson or salespersons, residual commissions based on the gross margin generated from the monthly merchant processing activity of merchants signed by them. A portion, typically 25%, of the residual commissions we owe to the salesperson is deemed to be a servicing fee and is not accrued. For the remainder of their residual commissions (referred to as the ‘‘owned’’ portion of such commissions, or ‘‘portfolio equity’’) the salesperson has no obligation to perform services for so long as the merchant continues processing with us. We accrue the buyout liability, which represents the current settlement cost of buying out all vested and expected-to-vest salespersons for the owned portion of such commissions. We also record a deferred acquisition cost asset related to those buyouts, and amortize that asset as an expense over the initial 3-year contract term.

We consider the salesperson to be vested once they have established merchant relationships that generate the equivalent of $2,000 of monthly residual commissions. Vested status entitles the salesperson to his or her residual commissions for as long as the merchant processes with us, even if the salesperson is no longer employed by us.

The accrued buyout liability is based on the merchants we have under contract at the balance sheet date, the gross margin (calculated by deducting interchange fees, dues and assessments and all costs incurred in underwriting, processing and reviewing an account from gross processing revenue) we generated from those accounts in the prior twelve months, and the fixed buyout multiple. The liability related to a new merchant is therefore zero when the merchant is installed, and increases over the twelve months following the installation date.

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $196,000 at March 31, 2005 and $201,000 at December 31, 2004.

Buyout payments we make to our salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 to 2 1/2 years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur a loss on the transaction. During the three months ended March 31, 2005 and the year ended December 31, 2004, we made buyout payments of approximately $3.3 million and $2.2 million, respectively. In 2004, we processed fewer buyouts as a result of the contract modifications and initial public offering process. We expect to make significant buyout payments in the future, as such buyouts reduce the monthly payments we will have to make to our salespersons for such merchants in the future.

Chargebacks, Reject Losses and Merchant Deposits

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder’s dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is ‘‘charged back’’ to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. If the Relationship Manager who installed the merchant is still employed by us, that Relationship Manager bears a portion of this loss through a reduction in our payment of residual commissions or signing bonuses to such Relationship Manager. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. The owners of the serviced portfolios bear the credit risk for their merchants. At March 31, 2005 and December 31, 2004, we held merchant deposits totaling $7.7 million, and $6.7 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent processing volume. At March 31, 2005 and December 31, 2004, our loss reserve totaled $471,000 and $468,000, respectively. Aggregate merchant losses, including losses charged to operations and the loss reserve, were $300,000 and $940,000 for the three months ended March 31, 2005 and the year ended December 31, 2004, respectively.

Stock Options

We account for our stock options using the intrinsic value method, with no compensation expense being recognized for the stock-based compensation plan because the options are granted at an exercise price that in most cases was higher than, and in all cases was at least equal to, the estimated fair value at the grant date. As a company with no established market for our common stock, and consistent with existing accounting literature, prior to the initial filing of our registration statement with the Securities and Exchange Commission in August 2004, we assumed a volatility factor of 0%. As a result, had the compensation been determined based on the fair value method, our net income would remain unchanged. For those periods after the filing of our initial registration statement, a 50% volatility assumption was used in estimating the fair value of options. As a result of applying the 50% volatility assumption, had compensation expense been determined based on the fair value method, reported net income for the three months ended March 31, 2005 would have been reduced $1.4 million, or $0.04 per diluted share and reported net income for the year ended December 31, 2004 would have been reduced by $5.5 million, or $0.16 per diluted share. The 50% volatility assumption was determined by referencing the average volatility assumed by six of our public company peers.

Our principal approach to determining the fair value of the stock in the 2002 to 2003 period was our value as a potential acquisition candidate. Consequently, we used the portfolio purchase multiple established in our portfolio transfer to National Processing Company at year-end 1999, as adjusted for net working capital and a separate multiple of revenue for our payroll operations. This resulted in steadily increasing share values, which were all at least 15% below the $5.00 and $6.25 per share exercise price we set for virtually all options issued in the period. This valuation method generated results that were consistent with, and in fact higher than, valuations performed by valuation specialists engaged for other stock value purposes for periods ending as recently as March 2003. We have not typically employed valuation specialists to value our stock for purposes of establishing the exercise price of options, particularly since we grant options on a quarterly basis and such valuations are costly and divert our management’s time and resources from our core business. In addition, our board of directors, which is comprised of several individuals with experience in valuing companies, determined that the results of a valuation specialist would not likely result in higher exercise prices than those established by our board of directors.

We believe that these judgments have been validated by certain recent transactions in our stock. In July 2003, our board of directors raised the exercise price for option grants to $6.25 per share after six months of additional growth. In December 2003 and January 2004, the first two transactions with third parties since the sale of preferred stock in 2001 occurred. In one transaction, an institutional investor purchased 90,000 shares of our common stock from certain of our executives, senior managers and consultants, at a price of $3.25 per share. In the second, BHC Interim Funding, L.P. redeemed 168,906 of our warrants pursuant to a contractual ‘‘put’’ option at their fair value, which they agreed was $6.25 per share. Recognizing our intention to go public, and the potential that the stock could have a higher value in the public marketplace, we raised that exercise price by 20% to $7.50 for options issued in April 2004. During our fiscal third quarter of 2004, this exercise price was raised again to $9.28 per share. This represented a 30% discount to the estimated value of our common stock if we could have gone public at that time, and so reflects a private company discount that is typically applied by valuation specialists to private companies. In October, our former President and Chief Operating Officer sold 129,000 shares of common stock back to us at a price of $9.28 per share. In November, our CEO sold an aggregate of 108,000 shares of common stock to Greenhill Capital Partners, L.P., LLR Equity Partners, L.P., and their affiliated investment funds at a price of $9.28 per share. We believe that these transactions support our board of directors’ determination that $9.28 is the fair value of our common stock at December 31, 2004. During our fiscal first quarter of 2005, this price was raised to $9.80 per share, again reflecting a 30% private company discount to the estimated value of our common stock as indicated by the proposed underwriters of the offering.

Financing Arrangements

Pursuant to EITF 88-18, we recognize the transfer of merchant contracts as financing arrangements included under Borrowings and Financing Arrangements, until such time as the conditions for recognizing the transfer as a sale are met. The interest rates on these financing arrangements are computed based on the expected cash flows resulting from these contracts, reduced by an expected annual volume attrition rate of 15%. Any significant differences between actual future payments and expected payments will result in a change to that interest rate, which will be applied prospectively.

Income Taxes

We account for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. Judgments are required in determining the amount and probability of future taxable income, which in turn is critical to a determination of whether a valuation reserve against the deferred tax asset or liability is appropriate.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

The following table shows certain financial data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Three Months		Three Months
	Ended March 31,	% of Total	Ended March 31,	% of Total	Change
	2005	Net Revenue	2004	Net Revenue	Amount	%
Revenue:
Gross processing revenue	$166,172	97.8%	$119,202	98.3%	$46,970	39.4%
Other revenue, net	3,693	2.2%	2,002	1.7%	1,691	84.5%
Total net revenue	169,865	100.0%	121,204	100.0%	48,661	40.1%
Costs of Services:
Interchange	122,416	72.1%	86,372	71.3%	36,044	41.7%
Dues and assessments	6,415	3.8%	4,785	3.9%	1,630	34.1%
Processing and servicing	19,820	11.7%	14,748	12.2%	5,072	34.4%
Customer acquisition costs	5,841	3.4%	4,135	3.4%	1,706	41.3%
Depreciation and amortization	1,283	0.8%	876	0.7%	407	46.5%
Total costs of services	155,775	91.7%	110,916	91.5%	44,859	40.4%
Selling and administrative	8,989	5.3%	7,233	6.0%	1,756	24.3%
Total expenses	164,764	97.0%	118,149	97.5%	46,615	39.5%
Income from operations	5,101	3.0%	3,055	2.5%	2,046	67.0%
Other income (expense):
Interest income	110	0.1%	38	0.0%	72	189.5%
Interest expense	(435)	(0.3)%	(298)	(0.2)%	(137)	(46.0)%
Fair value adjustment for warrants with mandatory redemption provisions	(90)	(0.1)%	—	0.0%	(90)	(100.0)%
Other, net	(3)	0.0%	833	0.7%	(836)	(100.4)%
Total other income (expense)	(418)	(0.2)%	573	0.5%	(991)	(172.9)%
Income before income taxes	4,683	2.8%	3,628	3.0%	1,055	29.1%
Provision for income taxes	1,989	1.2%	1,482	1.2%	507	34.2%
Net income	$2,694	1.6%	$2,146	1.8%	$548	25.5%

Revenue.   Total net revenue increased 40.1% from $121.2 million for the three months ended March 31, 2004 to $169.9 million for the three months ended March 31, 2005, primarily as a result of a 39.4% increase in our gross processing revenue from $119.2 million for the three months ended March 31, 2004 to $166.2 million for the three months ended March 31, 2005. These gross processing revenue and dollar volume increases were primarily attributable to a net increase in merchant accounts, with the number of merchant accounts growing by 30.0% from 72,000 as of March 31, 2004 to 94,000 as of March 31, 2005. The increase in new merchant accounts during this period was primarily the result of the growth in our sales force, combined with improved production from our existing sales force. The sales force grew by 12.4% from 769 at March 31, 2004 to 864 at March 31, 2005. Gross processing revenue also includes payroll processing fees, which increased by 20.0% from $1.0 million for the three months ended March 31, 2004 to $1.2 million for the three months ended March 31, 2005. Total net revenue also includes other revenue, net, which increased by 84.5% from $2.0 million for the three months ended March 31, 2004 to $3.7 million for the three months ended March 31, 2005. The increase in other revenue was primarily due to increases in annual fees, and equipment related income.

Costs of services.  Costs of services increased 40.4% from $110.9 million for the three months ended March 31, 2004 to $155.8 million for the three months ended March 31, 2005 due primarily to an increase in interchange fees, which resulted from higher processing volume. Cost of services represented 91.5% and 91.7% of total net revenue for the three months ended March 31, 2005 and 2004, respectively. Interchange fees represented 71.3% of total net revenue for the three months ended March 31, 2005 and 72.1% of total net revenue for the three months ended March 31, 2004. The incremental deterioration in the ratio of interchange fees to total net revenue is primarily the result of interchange increases from Visa and Master Card, which we pass through to our merchants without mark-up. Dues and assessments as a percentage of total net revenue declined from 3.9% to 3.8% for the three months ended March 31, 2005 and 2004, respectively, as the rate paid for dues and assessments did not change, but interchange increased. Processing and servicing increased by $5.1 million, or 34.4%, and as a  percentage of total net revenue declined from 12.2% for the three months ended March 31, 2004 to 11.7% for the three months ended March 31, 2005. The increase in processing and servicing was due primarily to costs associated with increased volume, the addition of 56 sales, risk and underwriting support personnel in the service center, and a $1.8 million increase in residual commission payments to our Relationship Managers and sales management related to their portion of the growth in our gross margin. Since our sales organization is 100% commission-based, increases in processing income directly impact commissions in cost of services. Processing and servicing as a percentage of total net revenue decreased primarily due to improved merchant pricing, leveraging the lower costs of our internally developed front-end processing system, HPS Exchange, and growth in our services center staff that was slower than our revenue growth. Over 58% of new merchants during the three months ended March 31, 2005 were installed on HPS Exchange, and we have completed some conversions from other front-end processors, so that HPS Exchange represented approximately 41% of our total volume for the three months ended March 31, 2005, up significantly from 29% for the three months ended March 31, 2004. We expect the increasing share of HPS Exchange in our total merchant base to continue in the future. Included in processing and servicing was $387,000 of payroll processing costs for the three months ended March 31, 2005, which increased 9.5% from $353,000 for the three months ended March 31, 2004.

Customer acquisition costs increased 41.3% from $4.1 million for the three months ended March 31, 2004 to $5.8 million for the three months ended March 31, 2005. The amortization of signing bonuses increased from $2.6 million for the three months ended March 31, 2004 to $3.7 million for the three months ended March 31, 2005, while the accrued buyout cost amortization grew from $1.6 million for the three months ended March 31, 2004 to $2.3 million for the three months ended March 31, 2005. Increases in new account generation activity, reflected by the increase in signing bonus payments from $4.2 million for the three months ended March 31, 2004 to $4.6 million for the three months ended March 31, 2005, were responsible for increases in the amortization of both the accrued buyout costs and signing bonuses.

Depreciation and amortization expenses increased 46.5% from $0.9 million for the three months ended March 31, 2004 to $1.3 million for the three months ended March 31, 2005. The increase was primarily due to the purchase of information technology equipment to support the network and the development of HPS Exchange. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over three years. The capitalized amounts increased from $224,000 for the three months ended March 31, 2004 to $434,000 for the three months ended March 31, 2005. The total amount of capitalized projects placed in service for the three months ended March 31, 2004 and 2005 was $0 and $62,000, respectively.

Selling and administrative.   Selling and administrative expenses increased 24.3% from $7.2 million for the three months ended March 31, 2004 to $9.0 million for the three months ended March 31, 2005. The increase was primarily due to added costs necessary to continue building our corporate and marketing infrastructure to meet our sales initiatives. Selling and administrative expenses as a percentage of total net revenue declined from 6.0% for the three months ended March 31, 2004 to 5.3% for the three months ended March 31, 2005, as revenue growth outpaced the increase in expenses. The payroll operation’s selling and administrative expenses increased by increased 0.2% from $454 ,000 for the three months ended March 31, 2004 to $456,000 for the three months ended March 31, 2005.

Income from operations.  For the reasons described above, income from operations improved from $3.1 million for the three months ended March 31, 2004 to $5.1 million for the three months ended March 31, 2005

Interest income.   Interest income increased from $38,000 to $110,000 in the three months ended March 31, 2004 and 2005, respectively, due primarily to increased interest rates.

Interest expense.   Interest expense increased from $0.3 million for the three months ended March 31, 2004 to $0.4 million for the three months ended March 31, 2005. Most of our interest expense arises from the fact that our sponsor bank advances interchange fees to most of our merchants, and we pay the sponsor bank prime rate on those balances. Those balances were higher for the three months ended March 31, 2005 due to increased processing volume. This was partially offset by a decrease in interest expense resulting from repayments of the principal of the financing arrangements as the outstanding balance declined from $12.2 million as of March 31, 2004 to $9.7 million as of March 31, 2005.

Fair value adjustment for warrants with mandatory redemption provisions.  We recognized expense of $0.1 million during the three months ended March 31, 2005 to adjust the warrants’ value to $9.80 per share, the estimated fair value. For the three months ended March 31, 2004, we did not adjust the warrant’s value because there was no change in the estimated fair value of our common stock.

Other, net.   Other, net decreased from $0.8 million of income for the three months ended March 31, 2004 to $3,000 of expense for the three months ended March 31, 2005. This decrease was attributable to a payment we received in connection with a legal settlement in the first quarter of 2004.

Income Tax.   Income taxes for the three months ended March 31, 2005 were $2.0 million using an effective tax rate of 42.5%. This represented an increase from the 40.8 % effective rate for the third quarter of 2004 which resulted in taxes of $1.5 million.

Net income.   As a result of the above factors, net income increased from $2.1 million for the three months ended March 31, 2004 to $2.7 million for the three months ended March 31, 2005.

Balance Sheet Information

	March 31	December 31,
Balance Sheet Data	2005	2004
	(in thousands, except per share)
Cash and cash equivalents	$12,706	$13,237
Receivables	64,664	64,325
Capitalized customer acquisition costs, net	35,586	34,247
Property and equipment, net	11,827	10,944
Total assets	136,392	133,926

Due to sponsor bank	45,465	45,153
Accounts payable	26,891	27,103
Total liabilities	127,562	127,827
Total stockholders’ equity	8,830	6,099

March 31, 2005 Compared to December 31, 2004

Total assets increased $2.5 million, or 1.8%, to $136.4 million at March 31, 2005 from $133.9 million at December 31, 2004 primarily due to increases in capitalized customer acquisition costs, property and equipment, net, and prepaid expenses.   Decreases in cash and inventory partially offset these increases.

Cash and cash equivalents decreased $0.5 million, to $12.7 million at March 31, 2005 from $13.2 million at December 31, 2004 primarily due to cash applied in operating activities, including customer acquisition costs which increased $1.3 million, or 3.9%, and cash applied in investing activities related to continued building of our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and our own back-end processing system.  Prepaid expenses increased $0.8 million, or 39.0%, due to a prepayment of income taxes.

Liquidity and Capital Resources

General. Liquidity and capital resource management is a process focused on providing the funding to meet our short and long-term cash and working capital needs. We have used our funding sources to build our merchant portfolio and our servicing technology platforms with the expectation that these investments will generate cash flows sufficient to cover our working capital needs and other anticipated needs for capital.

Our cash requirements include funding payments to Relationship Managers and sales managers for signing bonuses, residual commissions and accrued residual buyouts, paying interest expense and other operating expenses, including taxes.  At times, we have used cash to repurchase our common stock and could in the future use cash for unspecified acquisitions of related businesses or assets (although no acquisitions are currently contemplated).

Cash flow from our operating activities and our lines of credit fund our cash needs.  We believe that our current cash and investment balances, cash generated from operations and existing lines of credit will provide sufficient liquidity to meet our anticipated needs for capital for at least the next twelve months. While our working capital, defined as current assets less current liabilities, was negative at March 31, 2005 and December 31, 2004, we historically have generated sufficient cash flow from our operating activities and we expect to continue to do so. Each funding source is described in more detail below.

Cash Flow from Operating Activities.  At March 31, 2005, we had cash and cash equivalents totaling $12.7 million and at December 31, 2004, we had cash and cash equivalents totaling $13.2 million. Net cash provided by operating activities was $2.3 million for the three months ended March 31, 2005, compared to $5.2 million for the three months ended March 31, 2004. Key sources of operating cash flows in all periods were net income as adjusted for changes in deferred taxes, plus depreciation and amortization. Contained within changes in operating assets and liabilities are the increase in receivables, which is essentially offset by changes in due to sponsor bank and accounts payable. This is because the largest receivable is from our merchants, the majority of which is associated with the interchange that we cause our sponsor bank, Key Bank, to advance to our merchants, while the largest payable is to Key Bank for the interchange. These amounts tend to rise and fall together, depending on our processing activity in the final month of the reporting period. The other major determinants of operating cash flow are increases in capitalized customer acquisition costs, which consume increasing amounts of operating cash as our new merchant installation activity rises, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our Relationship Managers and sales managers. Included in the amount of cash consumed by increases in capitalized customer acquisition costs are signing bonus payments of $4.6 million and $4.2 million, respectively, in the first quarters of 2005 and 2004. In the first quarter of 2005 and 2004, we reduced the accrued buyout liability by making buyout payments of $3.3 million and $0.7 million, respectively.

Cash Flow from Investing Activities.  Net cash used in investing activities was $2.4 million for the three months ended March 31, 2005, compared to $1.1 million for the three months ended March 31, 2004. During each period, most of the cash used in investing activities was used to fund capital expenditures. Total capital expenditures for the three months ended March 31, 2005 were $2.1 million, an increase of $1.0 million from the $1.1 million invested in the three months ended March 31, 2004. These expenditures were primarily related to continued building of our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and our own back-end processing system. We anticipate that these expenditures may increase as we further develop our technology. In addition, we have invested a portion of the cash balances held at our subsidiary, Heartland Payroll Company, in securities that are classified on our balance sheet as investments. We invest in federal, federal agency and corporate debt obligations with maturities of up to four years and no less than a single-A rating.

Cash Flow from Financing Activities.  Net cash used in financing activities was $0.5 million for the three months ended March 31, 2005, compared to $2.0 million for the three months ended March 31, 2004. During the three months ended March 31, 2005 and 2004, we paid down financing arrangements and borrowings in the amounts of $0.5 million and $0.9 million, respectively, including in January 2004 we made the final payment of $250,000 on a note issued in a 2002 acquisition. On January 8, 2004, a warrant holder elected to exercise their put, and we redeemed half of the holder’s warrants, or 168,906 shares, at the deemed fair value of $6.25 per share. The exercise price of the warrants was $.005 per warrant and net consideration paid by us was $1.1 million. The remaining warrants to purchase 168,904 shares of our common stock expire on July 25, 2006, and the holder can exercise their fair value put at any time.

Credit Facilities.   On August 28, 2002, we signed a loan and security agreement with KeyBank National Association for two loan instruments, which was amended on November 6, 2003, June 23, 2004, and May 26, 2005. The agreement was amended twice to reflect changes we have made in our accounting policies. The loan and security agreement contains covenants requiring an operating cash flow to total fixed charges ratio of not less than 1.2 to 1, and a measure of total funded debt to EBITDA of less than 2 to 1. The first instrument is a revolver advance facility, which is to be used solely to fund the buyouts of future residual commissions from former Relationship Managers or Independent Sales Organizations. We may draw down on the revolver up to an aggregate unpaid principal amount of $3.5 million. As of March 31, 2005, $2.1 million was outstanding under the revolver. The entire principal balance plus all accrued interest and fees are due on May 31, 2005 (subsequently extended to August 31, 2005) or on demand if we are in default. The second instrument is a purpose and ability line of credit totaling $3.0 million, which is payable on demand. As of March 31 2005, we had $784,000 of outstanding indebtedness under this line of credit. Borrowings under the two lines of credit bear interest at the prime rate, which was 5.75% at March 31, 2005 and are secured by a lien on our assets. They contain customary covenants, including the provision of financial reports, maintenance of insurance, payment of taxes and provision of notice of any default, and events of default, including failure to pay principal or interest, cross-default, and insolvency covenants. We are currently in compliance with all covenants, and have been since the instruments were established.

On May 26, 2005, we entered into an amendment to our loan and security agreement with KeyBank National Association, which extended the scheduled maturity date from May 31, 2005 to August 31, 2005.  We are in the process of reassessing its credit facilities.

Contractual Obligations.  The Visa and MasterCard associations generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of our transactions involve the delivery of the product or service at the time of the transaction, a good estimate of our exposure to chargebacks is the last four months’ processing volume on our portfolio, which was $9.4 billion and $9.0 billion for the four months ended March 31, 2005 and December 31, 2004, respectively. However, for the four months ended March 31, 2005 and December 31, 2004, we were presented with $5.5 million and $5.6 million, respectively, of chargebacks by issuing banks. In the three months ended March 31, 2005 and the year ended December 31, 2004, we incurred merchant credit losses of  $300,000 and $940,000, respectively, on total dollar volume processed of $6.9 billion and $25.0 billion, respectively. These credit losses are included in ‘‘cost of services’’ in our consolidated statements of operations.

The following table reflects our significant contractual obligations as of March 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Processing providers	$10,896	$7,089	$2,727	$1,080	$—
Financing arrangement (expected payments, including interest)	10,265	2,598	4,123	2,837	707
Telecommunications providers	5,783	2,610	3,173	—	—
Office and equipment leases	6,647	1,315	2,885	1,497	950
Revolver advance	2,069	2,069	—	—	—
Line of credit	784	784	—	—	—
	$36,444	$16,465	$12,908	$5,414	$1,657

In addition, we record a payable to KeyBank each month in conjunction with our monthly processing activities. This amount was $45.5 million as of March 31, 2005. This amount is repaid on the first business day of the following month out of the fees collected from our merchants.

Legal and Regulatory Considerations

In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. We believe that the outcome of the proceedings to which we are currently a party will not have a material adverse effect on our financial position, results of operations or cash flows.

Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is to changes in interest rates. During each month, KeyBank advances interchange fees to most of our merchants so that during the month we build up a significant payable to KeyBank, bearing interest at the prime rate. At March 31, 2005, our payable to KeyBank was approximately $45.5 million. This advance is repaid on the first business day of the following month out of fee collections from our merchants. During the quarter ended March 31, 2005 the average daily balance of that loan was approximately $21.6 million and was directly related to our processing volume. We also had outstanding $2.9 million in other loans at March 31, 2005, which also bear interest at the prime rate. A hypothetical 100 basis point change in short-term interest rates would result in a change of approximately $245,000 in annual pre-tax income.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities of up to three years. At March 31, 2005, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $12,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $18,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $12,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $18,000.

We do not hold or engage in the trading of derivative financial, commodity or foreign exchange instruments. All of our business is conducted in U.S. dollars.

Office Facilities

Our principal executive offices are located in approximately 5,000 square feet of leased office space on Hulfish Street in Princeton, New Jersey. This lease expires on September 30, 2007. We also lease approximately 10,000 square feet of office space in Cleveland, Ohio under a lease that expires on June 30, 2009, 5,000 square feet in Scottsdale, Arizona under a lease that expires on October 31, 2006, 50,000 square feet in Jeffersonville, Indiana under a lease that expires on April 30, 2009, and 10,000 square feet in Frisco, Texas under a lease that expires on October 31, 2008. In September 2004, we leased approximately 9,300 square feet of office space on Nassau Street in Princeton under a lease that expires in 2013. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our company. Each of these leases, other than the original Princeton lease (Hulfish Street) and the Frisco lease, is renewable.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 153, ‘‘Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.’’ SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe adoption of Statement 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (‘‘SFAS No. 123 revised’’). This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under fair value as originally introduced in SFAS No. 123.

SFAS No. 123 revised is effective, as amended on April 21, 2005 by the Securities and Exchange Commission, beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. We will adopt this statement when effective, and continue to assess its impact.

In July 2005, the FASB issued an exposure draft of a proposed Interpretation, Accounting for Uncertain Tax Positions an interpretation of FASB Statement No. 109. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with FASB Statement No. 109, Accounting for Income Taxes. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position, if that tax position is probable of being sustained if audited by a tax authority based solely on the technical merits of the position. Individual tax positions that fail to meet the Interpretation’s recognition threshold would result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The proposed Interpretation would be effective as of the end of the first annual period ending on or after December 15, 2005. We do not believe the adoption of this proposed Interpretation will have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Quantitative and Qualitative Disclosures About Market Risk.”

Item 4.                                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  In addition, the design of any control system is based, in part, upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their goals under all potential future conditions.

Changes in Internal Controls

During the period covered by this report, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II.                                                OTHER INFORMATION

Item 1.   Legal Proceedings

In the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including any arising out of services or products provided by or to our operations, personal injury claims and employment disputes, the outcome of which, in the opinion of management, will not have a material adverse effect on our financial position, cash flows or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following is a summary of our sales of our securities during the past five years involving sales of our securities that were not registered under the Securities Act of 1933, as amended:

On September 30, 2000, we entered into an agreement and plan of merger with Triad, L.L.C., a New Jersey limited liability company, pursuant to which Triad was merged into us upon the filing of certificates of merger with the states of Delaware and New Jersey on October 3, 2000 and October 2, 2000, respectively. Each outstanding membership interest of Triad was converted into 2,000 shares of our common stock. Carr Holdings, L.L.C., a New Jersey limited liability company owned and managed by Robert O. Carr, our Chairman and Chief Executive Officer, and Jill Carr, Mr. Carr’s wife, held 5,200 membership interests of Triad which were converted into 10,400,000 shares of our common stock upon the effectiveness of the merger of Triad into us. These 10,400,000 shares include the 508,000 shares of common stock sold to Greenhill Capital Partners, L.P. and its affiliated investment funds and LLR Equity Partners, L.P. and its affiliated investment fund in March 2003, November 2004 and May 2005. The issuance of common stock in connection with the Triad merger was exempt from registration pursuant to Section 4(2) of the Securities Act. The following individuals and entity also received the amount of our common stock set forth next to their name in exchange for their Triad membership interests in the merger:

Name	Number of Shares of Common Stock Received in Merger
Donnie E. Lassiter	2,000,000
Alan M. Atkins	1,000,000
Barry E. Welsch	300,000
Rayanne E. Welsch	300,000
B. Terrell Limited Partnership	150,000
Donald L. Nighswonger and Susan K. Nighswonger	75,000
Wes Williams	50,000
Jeff Nichols and Corrie Nichols, Jointly	50,000
Sanford Brown	50,000
Denise A. Miller	25,000
Joan M. Herman	25,000

On July 26, 2001, we issued a warrant to BHC Interim Funding, L.P. for 337,810 shares of our common stock at an exercise price of $0.005 per share as consideration for a loan made to us of $4,760,000. The issuance of the warrant was exempt from registration pursuant to Section 4(2) of the Securities Act.

On October 11, 2001, we sold 7,619,048 shares of Series A Convertible Participating Preferred Stock, par value $0.01, and six warrants for 1,000,000 shares of our common stock at an exercise price of $5.25 per share to the following investors for an aggregate purchase price of $40,000,002:

Investor	Number of Series A Preferred Shares Purchased	Purchase Price	Number of Shares of Common Stock Purchasable Upon Exercise of Warrants	Purchase Price for Warrants	Aggregate Purchase Price
Greenhill Capital Partners, L.P.	2,915,472	$14,732,245	382,656	$573,983	$15,306,228
Greenhill Capital Partners (Cayman), L.P.	486,683	$2,459,270	63,877	$95,816	$2,555,086
Greenhill Capital Partners (Executives), L.P.	470,800	$2,379,012	61,792	$92,688	$2,471,700
Greenhill Capital, L.P.	888,950	$4,491,975	116,675	$175,013	$4,666,988
LLR Equity Partners, L.P.	2,593,900	$13,107,301	340,449	$510,674	$13,617,975
LLR Equity Partners Parallel, L.P.	263,243	$1,330,199	34,551	$51,826	$1,382,025

Total	7,619,048	$38,500,002	1,000,000	$1,500,000	$40,000,002

The issuance of the Series A Senior Convertible Participating Preferred Stock was exempt from registration pursuant to Section 4(2) of the Securities Act. On September 28, 2004, we redeemed all the six warrants by paying the holders net consideration of $5.25 million.

On March 31, 2002, we issued 263,744 shares of our common stock to Welsch Financial Merchant Services, Inc. and, in April 2003, we issued Welsch an additional 266,666 shares of our common stock valued at $3.745 per share. The issuance of the common stock to Welsch was exempt from registration pursuant to Section 4(2) of the Securities Act.

On December 19, 2003, we sold 90,000 shares of our common stock at $6.25 per shares to the California Restaurant Association, a California non-profit corporation. The shares issued by us to the California Restaurant Association were redeemed by us from other stockholders. Such issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

As of March 31, 2005, we have granted stock options to purchase 9,261,002 shares of our common stock, with exercise prices ranging from $3.00 to $9.80 per share, to current and former officers, directors and employees. The option grants were exempt from registration pursuant to Rule 701 promulgated under the Securities Act.

With respect to each transaction listed above, no general solicitation was made by either the Registrant or any person acting on its behalf; the securities sold are subject to transfer restrictions, and the certificates for the shares contained an appropriate legend stating such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. No underwriters were involved in connection with the sales of securities referred to in this Item 2.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

None

Item 6.           Exhibits

Exhibit Number	Description

3.1(a)	Amended and Restated Certificate of Incorporation of Heartland Payment Systems, Inc.
3.1(b)

Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series A Senior Convertible Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-118073)

3.1(c)

Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series A Senior Convertible Participating Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-118073)

3.2	Amended and Restated By-Laws of Heartland Payment Systems, Inc.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K – none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 28, 2005

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

By:	/s/ Robert O. Carr
Robert O. Carr
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert H.B. Baldwin, Jr.
Robert H.B. Baldwin, Jr.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(a)	Amended and Restated Certificate of Incorporation of Heartland Payment Systems, Inc.
3.1(b)

Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series A Senior Convertible Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-118073)

3.1(c)

Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series A Senior Convertible Participating Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-118073)

3.2	Amended and Restated By-Laws of Heartland Payment Systems, Inc.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002