Form 10-Q
period 2005-06-30
HEARTLAND PAYMENT SYSTEMS INC
filed 2005-08-15
CIK 1144354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File No. 000-51265

HEARTLAND PAYMENT SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3755714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
☐  YES      ☒   NO

As of August 5, 2005, there were 16,499,014 shares of the registrant’s Common Stock, $.001 par value, outstanding.

INDEX

PART I CONDENSED FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004 (Restated)
Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004
Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2005
Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

Heartland Payment Systems, Inc. and Subsidiary

Consolidated Balance Sheets

(unaudited)

	June 30, 2005	December 31, 2004
		(As Restated See Note 17)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$14,393	$13,237
Receivables	75,091	64,325
Investments	1,386	1,100
Inventory	660	818
Prepaid expenses	3,179	2,151
Current deferred tax assets, net	2,076	2,129
Total current assets	96,785	83,760
Capitalized customer acquisition costs, net	38,419	34,247
Deferred tax assets, net	5,342	4,651
Property and equipment, net	14,052	10,944
Deposits and other assets	235	324
Total assets	$154,833	$133,926

Liabilities and stockholders’ equity
Current liabilities:
Due to sponsor bank	$54,041	$45,153
Accounts payable	27,584	27,103
Current portion of accrued buyout liability	7,639	9,327
Merchant deposits and loss reserves	7,558	7,175
Accrued expenses and other	8,864	6,701
Current portion of borrowings and financing arrangement	5,149	5,286
Total current liabilities	110,835	100,745
Long-term portion of borrowings and financing arrangements	6,776	7,808
Warrants with mandatory redemption provisions	1,858	1,566
Long-term portion of accrued buyout liability	22,086	17,708
Total liabilities	141,555	127,827

Stockholders’ equity
Series A Senior Convertible Participating Preferred Stock, $80 million liquidation preference, $.001 par value, 10,000,000 shares authorized, 7,619,048 issued and outstanding	8	8
Common Stock, $.001 par value, 100,000,000 shares authorized, 16,461,600 and 16,437,760 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	8	8
Additional paid-in capital	41,173	41,065
Accumulated other comprehensive loss	(14)	(10)
Accumulated deficit	(27,897)	(34,972)
Total stockholders’ equity	13,278	6,099
Total liabilities and stockholders’ equity	$154,833	$133,926

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiary

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Gross processing revenue	$206,728	$147,693	$372,901	$266,895
Other revenue, net	2,963	1,604	6,656	3,606
Total net revenue	209,691	149,297	379,557	270,501
Costs of Services:
Interchange	153,134	109,074	275,550	195,446
Dues and assessments	7,899	5,749	14,314	10,534
Processing and servicing	22,532	16,868	42,353	31,616
Customer acquisition costs	7,400	5,327	13,241	9,462
Depreciation and amortization	1,326	993	2,609	1,869
Total costs of services	192,291	138,011	348,067	248,927
Selling and administrative	9,290	7,427	18,279	14,660
Total expenses	201,581	145,438	366,346	263,587
Income from operations	8,110	3,859	13,211	6,914
Other income (expense):
Interest income	111	42	183	80
Interest expense	(538)	(315)	(973)	(613)
Fair value adjustment for warrants with mandatory redemption provisions	(202)	(211)	(292)	(211)
Other, net	(28)	—	7	833
Total other income (expense)	(657)	(484)	(1,075)	89
Income before income taxes	7,453	3,375	12,136	7,003
Provision for income taxes	3,072	1,454	5,061	2,936
Net income	4,381	1,921	7,075	4,067

Income allocated to Series A Senior Convertible Preferred Stock	2,107	923	3,402	1,960
Net income attributable to Common Stock	$2,274	$998	$3,673	$2,107

Net income	$4,381	$1,921	$7,075	$4,067
Other comprehensive income, net of tax: Unrealized gains (losses) on investments	5	(11)	(4)	(4)
Comprehensive income	$4,386	$1,910	$7,071	$4,063

Earnings per common share:
Basic	$0.13	$0.06	$0.22	$0.13
Diluted	$0.12	$0.05	$0.20	$0.12

Weighted average number of common shares outstanding:
Basic	16,454	16,457	16,453	16,376
Diluted	35,616	33,032	35,344	33,297

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Preferred Stock		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount

Balance, December 31, 2004	7,619	$8	16,438	$8

Issuance of Common Stock— options exercised	—	—	24	—
Accumulated other comprehensive income	—	—	—	—
Net income for the period	—	—	—	—

Balance June 30, 2005	7,619	$8	16,462	$8

	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2004	$41,065	$(10)	$(34,972)	$6,099

Issuance of Common Stock— options exercised	108	—	—	108
Accumulated other comprehensive loss	—	(4)		(4)
Net income for the period	—	—	7,075	7,075

Balance June 30, 2005	$41,173	$(14)	$(27,897)	$13,278

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiary

Consolidated Statements of Cash Flow

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$7,075	$4,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,135	10,426
Fair value adjustment for warrants with mandatory redemption provisions	292	211
Deferred taxes	(638)	1,711
Loss on disposal of property and equipment	33	—
Changes in operating assets and liabilities:
Increase in receivables	(10,766)	(8,639)
Decrease in inventory	158	111
Increase in capitalized customer acquisition costs	(15,698)	(14,358)
Increase in prepaid expenses	(238)	(1,165)
Decrease in deposits and other assets	1	14
Increase in due to sponsor bank and accounts payable	9,369	10,088
Increase in accrued expenses and other	1,374	1,468
Increase in merchant deposits and loss reserves	383	903
Increase in accrued buyout liability	2,690	3,786
Net cash provided by operating activities	8,170	8,623

Cash flows from investing activities
Purchase of investments	(410)	(370)
Maturities of investments	120	493
Purchases of property and equipment	(5,689)	(5,991)
Proceeds from disposal of property and equipment	27	—
Net cash used in investing activities	(5,952)	(5,868)

Cash flows from financing activities
Redemption of warrants issued in connection with debt financing	—	(1,055)
Principal payments on borrowings and financing arrangements	(1,170)	(1,613)
Issuance of Common Stock	108	964
Net cash used in financing activities	(1,062)	(1,704)

Net increase in cash and cash equivalents	1,156	1,051
Cash and cash equivalents at beginning of year	13,237	13,004
Cash and cash equivalents at end of period	$14,393	$14,055

Supplemental cash flow information:
Cash paid during the period for:
Interest	$918	$450
Income taxes	$7,179	$920

Supplemental schedule of non cash activities:
Amortization of other assets	$88	$107

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Operations

Basis of Financial Statement Presentation— The accompanying consolidated financial statements include those of Heartland Payment Systems, Inc. (the “Company”) and its wholly-owned subsidiary, Heartland Payroll Company (“HPC”).  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company’s wholly-owned subsidiary have been eliminated upon consolidation. The accompanying consolidated financial statements are unaudited. In the opinion of the Company’s management, the unaudited interim financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2005, its results of operations for the three and six months ended June 30, 2005 and 2004 and its cash flows for the six months ended June 30, 2005 and 2004. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2005.

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

Substantially all of the Company’s revenue is derived from processing Visa and MasterCard bank card transactions. Because the Company is not a “member bank” as defined by Visa and MasterCard, in order to process these bank card transactions the Company has entered into a sponsorship agreement with a bank. The agreement with the bank sponsor requires, among other things, that the Company abide by the by-laws and regulations of the Visa and MasterCard associations and maintain a certificate of deposit with the bank sponsor. If the Company breaches the sponsorship agreement, the bank sponsor may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative bank sponsor. The Company is dependent on its bank sponsor, Visa and MasterCard for notification of any compliance breaches. As of June 30, 2005, the Company has not been notified of any such issues by its bank sponsor, Visa or MasterCard.

The Company processes for merchants throughout the United States. California represented 14.9% of the Company’s total processing volume in June 2005.

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

Long-Lived Assets—The Company evaluates the potential for impairment when changes in circumstances indicate that undiscounted cash flows estimated to be generated by the related assets are less than the carrying amount. Management believes that no such changes in circumstances or impairment have occurred as of June 30, 2005.

Merchant Deposits and Loss Reserves—Disputes between a cardholder and a merchant periodically arise due to the cardholder’s dissatisfaction with merchandise quality or the merchant’s service, and the disputes may not always be resolved in the merchant’s favor. In some of these cases, the transaction is “charged back” to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, the Company is liable for the full amount of the transaction. The Company may have partial recourse to the Relationship Manager originally soliciting the merchant contract, if the Relationship Manager is still receiving income from the merchant’s processing activities. During 2003, the Company adopted FIN 45. Under FIN 45, the Company’s obligation to stand ready to perform is minimal. The Company maintains deposits or the pledge of a letter of credit from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. The Company evaluates its ultimate risk and records an estimate of potential loss for chargebacks related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to expected processing volume levels.

Accrued Buyout Liability—Relationship Managers and sales managers are paid residual commissions based on the gross margin generated by monthly merchant processing activity. Until May 2004, Relationship Managers and sales managers had the contractual right to sell their portfolio equity at a fixed multiple to the Company. The Company has the right to buy out some or all of these commissions, and intends to do so periodically. Because of the Company’s intent and ability to execute purchases of the residual commissions, and the mutual understanding between the Company and the Relationship Managers and sales managers, the Company has accounted for this deferred compensation arrangement pursuant to the substantive nature of the plan. The Company therefore records the amount currently payable (the “settlement cost”) to buy out non-servicing related commissions (“owned commissions”) from vested Relationship Managers and sales managers, and an accrual, based on their progress towards vesting, for those unvested Relationship Managers and sales managers who are expected to vest in the future. As noted above, as the liability increases over the first year of a merchant contract, the Company also records for vested Relationship Managers and sales managers a related deferred acquisition cost asset. The accrued buyout liability associated with unvested Relationship Managers and sales managers is not included in the deferred acquisition cost asset since future services are required in order to vest. Subsequent changes in the settlement cost, due to account attrition, same-store sales growth and changes in gross margin, are included in the same income statement caption as customer acquisition cost amortization expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$4,381	$1,921	$7,075	$4,067
Deduct: Total stock-based employee compensation expense determined under fair-value-based method, net of related tax expense	475	—	1,919	—
Pro forma net income	3,906	1,921	5,156	4,067
Less: Income allocated to Series A Senior Convertible Participating Preferred Stock	1,879	923	2,479	1,960
Pro forma net income attributable to common stock	$2,027	$998	$2,677	$2,107

Earnings per share :
As reported:
Basic	$0.13	$0.06	$0.22	$0.13
Diluted	$0.12	$0.05	$0.20	$0.12

Pro forma :
Basic	$0.12	$0.06	$0.16	$0.13
Diluted	$0.11	$0.05	$0.15	$0.12

New Accounting Pronouncements—On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe adoption of Statement 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123 revised”). This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under fair value as originally introduced in SFAS No. 123. SFAS No. 123 revised is effective, as amended on April 21, 2005 by the Securities and Exchange Commission, beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company will adopt this statement when effective, and continues to assess its impact.

In July 2005, the FASB issued an exposure draft of a proposed Interpretation, Accounting for Uncertain Tax Positions an Interpretation of FASB Statement No. 109 (the “Interpretation”). This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with FASB Statement No. 109, Accounting for Income Taxes. A company would be required to recognize, in its financial statements, the best estimate of the impact of a tax position, if that tax position is probable of being sustained if audited by a tax authority based solely on the technical merits of the position. Individual tax positions that fail to meet the Interpretation’s recognition threshold would result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The proposed Interpretation would be effective as of the end of the first annual period ending on or after December 15, 2005. The Company does not believe the adoption of this proposed Interpretation will have a material effect on its consolidated financial position, results of operations or cash flows.

3. Receivables

A summary of receivables by major class is as follows at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(In thousands)
Accounts receivable from merchants	$73,040	$60,739
Accounts receivable from others	2,302	3,753
	75,342	64,492
Less allowance for doubtful accounts	(251)	(167)
	$75,091	$64,325

Receipts from settlement of the accounts receivable from merchants are primarily used to satisfy accounts payable to bank card processing banks.

4. Investments

The cost, gross unrealized gains (losses) and estimated fair value for available-for-sale investments by major security type and class of security are as follows at June 30, 2005 and December 31, 2004:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(In thousands)
June 30, 2005
Debt securities of the U.S. Government	$442	$—	$(1)	$441
Corporate debt securities	240	—	(9)	231
Certificates of deposit	714	—	—	714
	$1,396	$—	$(10)	$1,386
December 31, 2004
Debt securities of the U.S. Government	$195	$—	$(1)	$194
Corporate debt securities	360	1	(4)	357
Certificates of deposit	549	—	—	549
	$1,104	$1	$(5)	$1,100

As of June 30, 2005, all unrealized losses in investments were the result of increases in interest rates. These investments are not considered other-than-temporarily impaired because the Company has the ability and intent to hold these investments for a period of time sufficient for a forecasted recovery in value, which may be upon maturity.

The maturity schedule of all investments owned along with amortized cost and estimated fair value as of June 30, 2005 is as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$964	$963
Due after one year through five years	432	423
	$1,396	$1,386

5. Capitalized Customer Acquisition Costs, Net

A summary of the capitalized customer acquisition costs, net is as follows as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(In thousands)
Capitalized signing bonuses	$46,492	$40,407
Less accumulated amortization	(18,903)	(15,862)
	27,589	24,545

Capitalized customer deferred acquisition costs	27,305	21,350
Less accumulated amortization	(16,475)	(11,648)
	10,830	9,702

	$38,419	$34,247

A summary of the activity in capitalized customer acquisition costs, net for the three and six-month periods ended June 30, 2005 and 2004 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Balance at beginning of period	$35,586	$24,477	$34,247	$22,321
Plus additions to:
Capitalized signing bonuses, net	5,739	5,420	9,742	9,477
Capitalized customer deferred acquisition costs	3,032	2,593	5,956	4,881
	8,771	8,013	15,698	14,358
Less amortization expense on:
Capitalized signing bonuses, net	(3,447)	(2,789)	(6,698)	(5,417)
Capitalized customer deferred acquisition costs	(2,491)	(1,839)	(4,828)	(3,400)
	(5,938)	(4,628)	(11,526)	(8,817)
Balance at end of period	$38,419	$27,862	$38,419	$27,862

Net signing bonus adjustments from estimated amounts to actual were $(0.8) million and $(0.3) million, respectively, for the three months ended June 30, 2005 and 2004 and $(1.4) million and $(0.4) million, respectively, for the six months ended June 30, 2005 and 2004. Net signing bonus adjustments are netted against additions in the table above.

Fully amortized signing bonuses of $2.0 million and $3.7 million respectively, were written off during the three and six-month periods ended June 30, 2005.

The Company believes that no impairment has occurred as of June 30, 2005 and December 31, 2004.

6. Property and Equipment, Net

A summary of property and equipment, net is as follows as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(In thousands)
Computer hardware and software	$17,764	$13,611
Furniture, fixtures and equipment	1,934	1,709
Leasehold improvements	2,835	1,601
	22,533	16,921
Less accumulated depreciation	(8,481)	(5,977)
	$14,052	$10,944

Depreciation expense for the three months ended June 30, 2005 and 2004 was $1.3 million and $1.0 million, respectively. For the six months ended June 30, 2005 and 2004, depreciation expense was $2.6 million and $1.9 million, respectively.

7. Borrowings and Financing Arrangements

A summary of borrowings and financing arrangements is as follows as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(In thousands)
Financing Arrangements	$9,072	$10,241
Revolver Advance Facility	2,069	2,069
Purpose and Ability Line of Credit	784	784
	11,925	13,094
Less Current Portion	5,149	5,286
Long-term portion of borrowings and financing arrangements	$6,776	$7,808

Principal payments due on borrowings and financing arrangements for the next five years are as follows:

Twelve Months Ended June 30,	(In thousands)
2006	$5,149
2007	2,038
2008	1,643
2009	1,409
2010	1,233
Thereafter	453

Financing Arrangements

On December 31, 1999 the Company signed a Merchant Services Purchase and Sale Agreement with National Processing Company, which was amended by a First Modification Agreement in December, 2000, and Amendment No. 1 to the First Modification Agreement in December, 2001. Under these agreements, the Company agreed to the transfer of merchant contracts generating a specified amount of net revenue to the transferee, and to pay all cash flows, net of servicing fees and chargeback losses, associated with specific lists of merchant contracts that were committed to the arrangement. This transaction has been treated as a financing arrangement, as discussed in Note 2. As a result, the Company had recorded a liability of $23.0 million on December 31, 1999, which was reduced by servicing payments and the value of converted contracts. The respective amendments of the agreements had the effect of triggering sale treatment for those contracts that were converted to the transferee’s systems in 2000, 2001 and 2002. Effective August 1, 2002, the Company signed a five-year servicing agreement with the transferee, in which the Company agreed to provide servicing to those merchants in a defined final pool that had not been converted to the transferee’s processing systems, and that no further conversions would be made. The servicing agreement is terminable by the transferee upon the occurrence of certain change in control events, upon material breach by the Company, if merchant losses exceed a specified threshold, or if the Company enters into bankruptcy, receivership or other like status, in which event the transferee will be responsible for the conversion of the remaining serviced merchants to their processing systems. The interest rate at June 30, 2005 was 4.26% and the balance outstanding was $0.6 million.  The expected cash flows were based on the actual historical cash flows of the merchant contracts, reduced by an expected annual volume attrition rate of 15%. Any significant differences between actual future payments and expected payments will result in a change to that interest rate, which will be applied prospectively. In this later stage of the term of this financing arrangement, the calculation of the interest cost, and remaining balance, of the financing arrangement is relatively insensitive to changes in portfolio attrition. If that attrition declined to 10% for 2005 and thereafter, the expected interest cost for 2005 would increase from $24,000 to $28,000 reflecting an interest rate for future payments of approximately 4.7%. If the attrition rate increases from the projected 15%, the interest rate would decline from the current 4.26%.

On November 1, 2000, the Company signed a Merchant Portfolio Purchase Agreement and an associated Servicing Agreement with Certegy Inc., each of which was amended on January 16, 2002. Under these agreements, the Company pays all cash flows, net of servicing fees and chargeback losses, related to the transferred merchant contracts to the transferee. This transaction has been treated as a financing arrangement, as discussed in Note 2. As a result, the Company recorded a liability of $22.0 million on November 1, 2000, and the payments made represent interest plus principal repayments. The interest rate at June 30, 2005 is 2.53% and the balance outstanding was $8.5 million. The servicing agreement is terminable only upon material breach by either party, or if the Company enters into bankruptcy, receivership or other like status.  Any significant differences between actual future payments and expected payments will result in a change to that interest rate, which will be applied prospectively. The calculation of the interest cost, and remaining balance, of the financing arrangement is relatively sensitive to changes in portfolio attrition. If that attrition declined to 10% for 2005 and thereafter, the expected interest cost for 2005 would increase from $0.2 million to $0.7 million, reflecting an interest rate for future payments of approximately 8.13%. If the attrition rate increases from the projected 15%, the interest rate would decline from the current 2.53%.

Loan and Security Agreement

On August 28, 2002, the Company signed a Loan and Security Agreement for two loan instruments; this Agreement was amended on November 6, 2003 and June 23, 2004. The first instrument is a Revolver Advance Facility (“Revolver”), which is to be used solely to fund the buyout of future commissions from current or former Relationship Managers or from Independent Sales Organizations. The Company may draw down on the Revolver up to but not exceeding an aggregate unpaid principal amount outstanding of $3,500,000. The entire principal balance plus all accrued interest and fees was due on May 31, 2005 (extended to August 31, 2005), or on demand if there were to be a default. The Revolver accrues interest at a rate equal to the prime rate, which was 6.0% at June 30, 2005. The Company’s assets, including accounts receivable, inventory, furniture and equipment and general intangibles, serve as collateral to secure the Revolver.

On May 26, 2005, the Company entered into an amendment to its Loan and Security Agreement, which extended the scheduled maturity date from May 31, 2005 to August 31, 2005.

The second instrument is a $3,000,000 Purpose and Ability Line of Credit Facility (“Line of Credit”). The Line of Credit accrues interest at the prime rate, which was 6.0% at June 30, 2005, and is secured by the assets of the Company, including accounts receivable, inventory, furniture and equipment and general intangibles. The entire principal balance plus all accrued interest and fees is due upon demand.

The Company is subject to standard loan covenants and financial statement reporting requirements on both of the debt instruments and was in compliance at June 30, 2005 and December 31, 2004.

8. Merchant Deposits and Loss Reserves

The Company’s merchants have the liability for any charges properly reversed by the cardholder through a mechanism known as a chargeback. If the merchant is unable to pay this amount, the Company will be liable to the Visa and MasterCard associations for the reversed charges.

During 2003, the Company adopted FIN 45. Under FIN 45, the Company determined the fair value of the obligation to stand ready to perform is minimal. The Company requires personal guarantees, merchant deposits and letters of credit from certain merchants to minimize its obligation. As of June 30, 2005 and December 31, 2004, the Company held merchant deposits totaling $7.1 million and $6.7 million, and letters of credit totaling $679,000 and $30,000, respectively.

The Visa and MasterCard associations generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company’s transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company’s exposure to chargebacks is the last four months’ processing volume on its portfolio, which was $11.0 billion and $9.0 billion for the four months ended June 30, 2005 and December 31, 2004, respectively. However, for the four months ended June 30, 2005 and December 31, 2004, the Company was presented with $5.5 million and $5.6 million, respectively, in chargebacks by issuing banks. In the six months ended June 30, 2005 and the year ended December 31, 2004, the Company incurred merchant credit losses of  $0.6 million and $0.9 million, respectively, on total dollar volume processed of $15.4 billion and $25.0 billion, respectively. These credit losses are included in “cost of services” in the Company’s consolidated statements of operations.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company’s clients. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a reserve for estimated credit and fraud losses on its consolidated balance sheets, amounting to $475,000 and $468,000 on June 30, 2005 and December 31, 2004, respectively. This reserve is determined by performing an analysis of the Company’s historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the three and six-month periods ended June 30, 2005 and 2004 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(In thousands)
Beginning balance	$471	$589	$468	$589
Additions to reserve	314	173	624	494
Charges against reserve	(310)	(251)	(617)	(572)
Ending Balance	$475	$511	$475	$511

9. Accrued Buyout Liability

A summary of the accrued buyout liability is as follows as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(In thousands)
Vested Relationship Managers and sales managers	$28,531	$25,788
Unvested Relationship Managers and sales managers	1,194	1,247
	29,725	27,035
Less current portion	7,639	9,327
Long-term portion of accrued buyout liability	$22,086	$17,708

A summary of the activity in the accrued buyout liability for the three and six-month periods ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(In thousands)
Beginning balance	$26,923	$19,695	$27,035	$17,985
Increase in settlement obligation, net	4,497	3,402	7,672	5,838
Buyouts	(1,695)	(1,326)	(4,982)	(2,052)
Ending balance	$29,725	$21,771	$29,725	$21,771

The increase in settlement obligation is due to new merchant account signings, as well as same-store sales growth and changes in gross margin, primarily attributable to account attrition.

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.2 million at June 30, 2005 and $0.2 million at December 31, 2004.

10. Convertible Preferred Stock and Warrants

The Series A Senior Convertible Participating Preferred Stock (the “Convertible Preferred”) is convertible by the holders at any time and automatically converts upon the closing of a qualified public offering into a maximum of 15,238,096 shares of the Company’s Common Stock, participates equally in dividends and distributions with the Common Stock, pays no other dividends and has a liquidation preference of $80 million. The Convertible Preferred was redeemable at the option of two-thirds of the holders after October 1, 2006 at the higher of the liquidation preference or value per common share. The carrying value of the Convertible Preferred was accreted to its mandatory redeemable value by $6,509,019 in the year ended December 31, 2002, using the effective interest rate method. During 2002, the Company stopped accreting the Convertible Preferred because the terms of the Certificate of Designations for the Convertible Preferred and the Shareholders’ Agreement by and among the holders of the Company’s Common Stock and the Convertible Preferred were amended to eliminate certain rights of the holders of the Convertible Preferred that might, in certain circumstances, have allowed those holders to cause redemption of the Convertible Preferred. The holders of the Convertible Preferred have the right to elect three directors to the Company’s Board and have certain other rights with respect to the governance of the Company.

In addition, the holders of the Convertible Preferred received five-year warrants to purchase an additional 2,000,000 shares of the Company’s Common Stock at a price of $2.63 per share, which were valued at $1.5 million. The Company redeemed these warrants on September 28, 2004 by paying the holders the net consideration of $5.25 million.

In August 2004, the Certificate of Designations of the Convertible Preferred was amended to eliminate after October 1, 2006 certain rights of the holders to treat a merger of the Company as a liquidation event. This amendment was in addition to amendments made in 2002 to the terms of the Certificate of Designations for the Convertible Preferred and the Shareholders’ Agreement by and among the holders of the Company’s Common Stock. As a result of the amendment, the Company has classified the Convertible Preferred as a part of stockholders’ (deficit) equity in its December 31, 2004 and June 30, 2005 financial statements.

The Board of Directors is authorized to issue shares of preferred stock in one or more classes or series without any further action by the Company’s stockholders.

On July 26, 2001, the Company signed a Loan and Security Agreement with BHC Interim Funding, L.P., and received a Term Loan (the “BHC Bridge Loan”) in the amount of $4.76 million, which accrued interest at a rate of 13.75%, and was secured by a first priority lien on the Company’s merchant contracts and certain other assets. The BHC Bridge Loan was repaid on October 11, 2001. In connection with this agreement, the Company issued 337,810 five-year mandatory redeemable warrants to purchase its Common Stock for $0.005, which were valued at $605,049. Commencing July 26, 2003, the holder can require the Company to redeem these warrants at their per share fair value. The Company records these warrants at their estimated fair value. On January 8, 2004, the warrant holder elected to cause the Company to redeem 168,906 shares at the fair value of $6.25 per share. The Company has adjusted the warrants by an additional $0.5 million in the period ending December 31, 2004 and by $0.3 million during the six months ended June 30, 2005 to reflect the estimated fair value of $9.28 and $11.00 per share, respectively.

11. Income Taxes

The provision for income taxes for the three and six-month periods ended June 30, 2005 and 2004 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(In thousands)
Current
Federal	$3,103	$489	$4,634	$963
State	721	113	1,065	262
Deferred
Federal	(611)	692	(518)	1,421
State	(141)	160	(120)	290
Total provision for income taxes	$3,072	$1,454	$5,061	$2,936

The differences in federal income taxes provided and the amounts determined by applying the federal statutory tax rate of 35% to income before income taxes for the six months ended June 30, 2005 and 2004 are:

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	%	Amount	%	Amount
		(In thousands)		(In thousands)
U.S. federal income tax at statutory rate	35.00%	$4,248	35.00%	$2,451
U.S. state and local income taxes, net	5.07%	615	5.12%	359
Warrants	1.13%	138	1.20%	84
Nondeductible expenses	0.23%	27	0.59%	42
Other, net	0.27%	33	—	—
Provision for income taxes	41.70%	$5,061	41.91%	$2,936

The net deferred tax asset was comprised of the following at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(In thousands)
Deferred tax assets:
Merchant contract costs	$17,709	$15,317
Borrowings and financing arrangement	3,855	4,353
Loss reserve and accounts receivable allowance	308	270
Other	—	1
Deferred tax asset	21,872	19,941
Deferred tax liabilities:
Capitalized signing bonus	11,725	10,432
Deferred state tax liability	488	447
Software development	1,453	1,065
Property and equipment	788	1,217
Deferred tax liability	14,454	13,161
Net deferred tax asset	7,418	6,780
Less current portion	2,076	2,129
Net deferred tax asset – non current portion	$5,342	$4,651

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

Future minimum lease commitments under noncancelable leases as of June 30, 2005 are as follows:

Twelve Months Ended June 30,	(In thousands)
2006	$1,575
2007	1,556
2008	1,256
2009	915
2010	322
Thereafter	760
$6,384

Rent expense for leased property was $308,000 and $298,000, respectively, for the quarter ended June 30, 2005 and 2004 and $596,000 and $556,000, respectively, for the six months ended June 30, 2005 and 2004.

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

13. Related Party Transactions

In November 2004, Carr Holdings, L.L.C., a New Jersey limited liability company which is owned and managed by the Company’s Chief Executive Officer and his wife, sold an aggregate of 108,000 shares of the Company’s common stock to Greenhill Capital Partners, L.P. and its affiliated investment funds and LLR Equity Partners, L.P. and its affiliated investment fund at a price of $9.28 per share. Various officers, directors, partners and members of Greenhill Capital Partners, L.P. and its affiliated investment funds and LLR Equity Partners, L.P. and its affiliated investment fund are members of the Company’s board of directors.

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

A summary of the Company’s segments for the three and six-month periods ended June 30, 2005 and 2004 are as follows:

	Card	Payroll	Unallocated Corporate Administration Amounts	Amount
	(In thousands)
Three Months Ended June 30, 2005
Total net revenue	$208,702	$989	$—	$209,691
Depreciation and amortization	1,223	28	75	1,326
Interest income	47	64	—	111
Interest expense	538	—	—	538
Net income (loss)	6,500	187	(2,306)	4,381
Total assets	147,482	7,351	—	154,833

Three Months Ended June 30, 2004
Total net revenue	148,495	802	—	149,297
Depreciation and amortization	796	29	168	993
Interest income	19	23	—	42
Interest expense	315	—	—	315
Net income (loss)	2,377	63	(519)	1,921
Total assets	113,838	6,741	—	120,579

	Card	Payroll	Unallocated Corporate Administration Amounts	Amount
	(In thousands)
Six Months Ended June 30, 2005
Total net revenue	$377,326	$2,231	$—	$379,557
Depreciation and amortization	2,423	56	130	2,609
Interest income	67	116	—	183
Interest expense	973	—	—	973
Net income (loss)	10,607	610	(4,142)	7,075
Total assets	147,482	7,351	—	154,833

Six Months Ended June 30, 2004
Total net revenue	268,652	1,849	—	270,501
Depreciation and amortization	1,501	58	310	1,869
Interest income	35	45	—	80
Interest expense	613	—	—	613
Net income (loss)	4,755	296	(984)	4,067
Total assets	113,838	6,741	—	120,579

15. Earnings Per Share

The Company presents earnings per share data in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), which establishes the standards for the computation and presentation of basic and diluted earnings per share data. Under SFAS 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share but included in diluted earnings per share except in periods of net loss where inclusion would be anti-dilutive.

Weighted average shares outstanding and dilutive securities have been adjusted to reflect a two-for-one stock split on July 26, 2005. The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share using the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Basic
Weighted average common stock outstanding	16,454	16,457	16,453	16,376
Earnings per share	$0.13	$0.06	$0.22	$0.13

Diluted:
Net income attributable to common	$2,274	$998	$3,673	$2,107
Plus: income allocated to Series A Senior Convertible Participating Preferred Stock	2,107	923	3,402	1,960
Net income	$4,381	$1,921	$7,075	$4,067

Basic weighted average common stock outstanding	16,454	16,457	16,453	16,376
Effect of dilutive instruments:
Stock options	3,755	1,168	3,484	1,514
Warrants	169	169	169	169
Series A Senior Convertible Participating Preferred Stock	15,238	15,238	15,238	15,238
Diluted weighted average shares outstanding	35,616	33,032	35,344	33,297
Earnings per share	$0.12	$0.05	$0.20	$0.12

16) Subsequent Event

On August 10, 2005 the Company’s Registration Statement on Form S-1 (Registration No. 333-118073), which registered shares of the Company’s common stock, $0.001 par value, under the Securities Act of 1933, as amended, was declared effective by the Securities and Exchange Commission. The offering consists of 6,750,000 shares of the Company’s common stock, 2,622,046 of which will be sold by the Company and 4,127,954 of which will be sold by certain selling stockholders at a price to the public of $18.00. The Company and the selling stockholders also had granted the underwriters of the initial public offering a 30-day option to purchase up to 136,500 additional shares from the Company and 876,000 additional shares from the selling stockholders to cover over-allotments.  On August 15, 2005, the underwriters notified the Company of their intention to exercise this option.

At the completion of the offering, all outstanding shares of the Company’s Convertible Preferred will automatically convert into 13,333,334 shares of common stock. As of June 30, 2005, and reflecting the July 26, 2005 two-for-one split of the Company’s outstanding common stock, the Company had 16,461,600 shares of common stock outstanding. Had the offering occurred as of June 30, 2005, there would have been 32,553,480 shares of our common stock outstanding.

17.  Financial Statement Restatement

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

The table below provides a summary of the significant effects of the Company’s restatement of its consolidated financial statements as originally reported in the Form S-1 filed in August 2004, and as previously reported in Amendment No. 1 to the Form
S-1 filed in March 2005. In addition, the classification of the accrued buyout liability and deferred taxes in the As Restated column have been restated from the manner it was previously reported in Amendment No. 3 to the Form S-1 filed by the Company in June 2005. As of December 31, 2004, the current portion of the accrued liability in the amount of $9.3 million was reclassified from long-term. As of December 31, 2004, the current deferred tax asset was restated from $0.1 million to $2.1 million. As of December 31, 2004, the non-current deferred tax asset was restated from $6.7 million to $4.7 million.

	December 31, 2004
	As Previously Reported	As Restated
	(In thousands)
Prepaid expenses	$—	$2,151
Deposits and other assets	—	324
Prepaid expenses and other assets	2,475	—
Current deferred tax asset, net	—	2,129
Deferred tax asset, net	6,715	4,651
Total assets	133,861	133,926
Current portion of accrued buyout liability	—	9,327
Accrued expenses and other	7,153	6,701
Current portion of borrowings and financing arrangements	—	5,286
Long-term portion of borrowings and financing arrangements	12,382	7,808
Accrued buyout liability	27,035	17,708
Total liabilities	127,577	127,827
Accumulated deficit	(34,787)	(34,972)
Total stockholders’ equity	6,284	6,099

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included elsewhere in this report, and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the risk factors contained in our Form 10/A filed on July 27, 2005.

Forward Looking Statements

Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions.

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

Recent Development

On August 10, 2005, our Registration Statement on Form S-1 (Registration No. 333-118073), which registered shares of our common stock, $0.001 par value, under the Securities Act of 1933, as amended, was declared effective by the Securities and Exchange Commission. The managing underwriters were Citigroup Global Markets Inc., Credit Suisse First Boston LLC, Robert W. Baird & Co. Incorporated, William Blair & Company, LLC, KeyBanc Capital Markets, a Division of McDonalds Investments Inc. and SunTrust Capital Markets, Inc. All 6,750,000 shares of our common stock, 2,622,046 of which will be sold by us and 4,127,954 of which will be sold by certain selling stockholders, are being sold at a price to the public of $18.00 per share. We and the selling stockholders also had granted the underwriters of our initial public offering a 30-day option to purchase up to 136,500 additional shares from us and 876,000 additional shares from the selling stockholders to cover over-allotments.  On August 15, 2005, the underwriters notified us of their intention to exercise this option.

The aggregate gross proceeds from the sale of common stock sold by us will be approximately $47.2 million. The estimated aggregate net proceeds to us from the sale of common stock in this initial public offering will be approximately $39.4 million, or $41.7 million if the underwriters exercise their over-allotment option in full, after deducting an aggregate of $3.3 million in underwriting discounts and commissions and an estimated $4.5 million in other expenses incurred by us in connection with the offering. We will not receive any of the proceeds from the sale of shares by the selling stockholders.

We intend to use our net proceeds from our initial public offering to repay outstanding indebtedness to KeyBank National Association, which totaled $2.9 million at June 30, 2005 and to use the remainder for general corporate purposes, including to fund working capital and potential acquisitions. However, we currently do not have a specific plan relating to the expenditure of our remaining proceeds from this offering. Pending the use of such net proceeds, we intend to invest these funds in investment-grade, short-term interest bearing securities. None of the proceeds from the offering will be paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock or to any of our affiliates.

At the completion of our initial public offering, all outstanding shares of our convertible participating preferred stock will automatically convert into 13,333,334 shares of our common stock. As of June 30, 2005, and reflecting the July 26, 2005 two-for-one split of our outstanding common stock, we had 16,461,600 shares of common stock outstanding. Had the offering occurred as of June 30, 2005, there would have been 32,553,480 shares of our common stock outstanding.

Overview

General

We provide bank card-based payment processing services to merchants in the United States. As of June 30, 2005, we provided our payment processing services to approximately 101,500 active merchants located across the United States. Our processing volume for the three months ended June 30, 2005 was $8.5 billion, a 37.1% increase from the $6.2 billion processed during the same period in 2004. For the six months ended June 30, 2005 our processing volume was $15.4 billion, a 36.3% increase from $11.3 billion for the six months ended June 30, 2004.  For the years ended December 31, 2004, 2003 and 2002, our processing volume was $25.0 billion, $17.9 billion and $14.4 billion, respectively.

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

Since our inception in 1997, our success at signing new merchants has generally led to significant annual gross processing revenue increases. However, our limited capital resources and our desire to buy out the equity of our former 50% owner led us to economically transfer approximately two-thirds of our merchant contracts in late 1999 and early 2000 to National Processing Company and Heartland Bank. In October 2001, we raised an aggregate of $40 million from Greenhill Capital Partners, L.P. and its affiliated investment funds and LLR Equity Partners, L.P. and its affiliated investment fund in exchange for a significant interest in our company. These additional financial resources allowed us to begin the rapid growth of our sales force, a process that was accelerated in late 2002 by a restructuring of our sales management structure. This restructuring included the creation of eight regions (now 12), with the sales managers in these regions being compensated based on their success in growing the sales force and increasing the merchant base in their regions. The result has been a significant increase in the number of new Relationship Managers and new merchants installed, with the number of new merchants growing by approximately 42% from 19,687 in 2002 to 27,911 in 2003, and by approximately 41% to 39,403 in 2004. During the six months ended June 30, 2005, we installed 22,650 new merchants. In order to continue to increase our gross processing revenue, we intend to increase both the size and productivity of our sales force. As a result of our commission-only compensation system for our sales force, which is required to work exclusively for us, we are able to increase the size of our sales force with minimal upfront costs. However, since we pay signing bonuses and commissions approximating 92% of the gross margin generated by a merchant in its first year, growth in merchant accounts consumes significant capital, as it typically takes approximately 11 months of processing to cover the signing bonus and commission outlays. During 2003 and 2004 we also experienced an improvement in our same store sales statistics, which represent the change in processing volume for all merchants that were processing with us in the same month a year earlier. Same store sales grew 5.0% on average in 2003, 7.5% on average in 2004 and 7.5% on average in the six months ended June 30, 2005. This same store sales growth resulted from the combination of the increasing use by consumers of bank cards for the purchase of goods and services at the point of sale, and sales growth experienced by our retained merchants, some of which was likely the result of an improved economy.

Components of Revenue and Expenses

Revenue.  Our revenues fall into two categories, gross processing revenue and other revenue, net. Our gross processing revenue primarily consists of discount, per-transaction and periodic (primarily monthly) fees from the processing of bank card transactions, primarily Visa and MasterCard transactions, for merchants. These fees are negotiated by our Relationship Managers with each merchant. Gross  processing revenue also includes fees charged by Heartland Payroll Company for payroll processing services. Gross processing revenue is recorded as services are performed.

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

Expenses.  Our most significant expense is interchange fees, which are set by the Visa and MasterCard card associations, and are paid to the card issuing banks. Interchange fees are calculated as a percentage of the dollar volume processed plus a per transaction fee. We also pay Visa and MasterCard association dues and assessments, which are calculated as a percentage of the dollar volume processed. Interchange fees and dues and assessments are recognized at the time transactions are processed. It is our policy to pass along to our merchants any changes in interchange fees and card association dues and assessments. Consequently, after Visa and MasterCard decreased their debit interchange rates in August 2003, both our discount and our interchange fees as a percentage of processing volume decreased by approximately 0.1%, with both income and expense decreasing by approximately the same amount. Our income from operations was therefore not affected by the reduction in debit interchange fee rates. Since the card associations have recently implemented significant increases in those rates, our gross processing revenue will increase, but all the benefit will be paid to the card issuing banks and our income from operations will not be affected.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These financial statements are unaudited. In our opinion, the unaudited interim financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at June 30, 2005, our results of operations for the three and six months ended June 30, 2005 and 2004 and our cash flows for the six months ended June 30, 2005 and 2004. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2005. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.  Actual results could differ from those estimates. Our significant accounting policies are more fully described in note 2 to our consolidated financial statements included elsewhere in this report and in our annual report on Form 10, as amended. The critical accounting estimates described here are those that are most important to the depiction of our financial condition and results of operations, including those whose application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain. The line items on our income statement and balance sheet impacted by management’s estimates are described below.

Revenue

Nearly 75% of our reported gross processing revenue is paid by us as interchange fees to the card issuing banks. Certain of our competitors report their revenue net of interchange fees. This is because the issuing banks make their payments to these competitors net of those interchange fees, and these acquirers pay this reduced amount to their merchants. We do not offset gross processing revenue and interchange fees because our business practice is to arrange for our sponsor bank to advance the interchange fees to most of our merchants when settling their transactions (thus paying the full amount of the transaction to the merchant), and then to collect our full discount fees from our merchants on the first business day of the next month. We believe this policy aids in new business generation, as our merchants benefit from bookkeeping simplicity. However, it results in our carrying a large receivable from our merchants at each period-end, and a corresponding but smaller payable to our sponsor bank, both of which are settled on the first business day after the period-end. As we are at risk for the receivables, we record the associated revenues on a gross processing revenue basis in our income statements.

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

The amount of the up-front signing bonus paid is based on the estimated gross margin (calculated by deducting interchange fees, dues and assessments and all costs incurred in underwriting, processing and reviewing an account from gross processing revenue) for the first year of the merchant contract. The signing bonuses paid during the six months ended June 30, 2005 and the year ended December 31, 2004 were $11.1 million and $21.6 million, respectively. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The deferred acquisition cost is accrued over the first year of merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

The amount of signing bonus paid which remained subject to adjustment at June 30, 2005 and December 31, 2004 was $22.8 million and $21.6 million, respectively. The net signing bonus adjustments made during the six months ended June 30, 2005 and the year ended December 31, 2004 were $(1.4) million and $(1.4) million, respectively. Negative signing bonus adjustments result from the overpayment of signing bonuses previously paid, which are recovered from the relevant salesperson.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss for the six months ended June 30, 2005 and the year ended December 31, 2004.

Accrued Buyout Liability

We pay our Relationship Managers and sales managers, referred to as the salesperson or salespersons, residual commissions based on the gross margin generated from the monthly processing activity of merchants signed by them. A portion, typically 25% of the residual commissions we owe to the salesperson, is deemed to be a servicing fee and is not accrued. For the remainder of their residual commissions (referred to as the “owned” portion of such commissions, or “portfolio equity”) the salesperson has no obligation to perform services for so long as the merchant continues processing with us. We accrue the buyout liability, which represents the current settlement cost of buying out all vested and expected-to-vest salespersons for the owned portion of such commissions. We also record a deferred acquisition cost asset related to those buyouts, and amortize that asset as an expense over the initial 3-year contract term.

We consider a salesperson to be vested once they have established merchant relationships that generate the equivalent of $2,000 of monthly residual commissions. Vested status entitles the salesperson to his or her residual commissions for as long as the merchant processes with us, even if the salesperson is no longer employed by us.

The accrued buyout liability is based on the merchants we have under contract at the balance sheet date, the gross margin we generated from those accounts in the prior twelve months, and the fixed buyout multiple. The liability related to a new merchant is therefore zero when the merchant is installed, and increases over the twelve months following the installation date.

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.2 million at June 30, 2005 and $0.2 million at December 31, 2004.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 to 2 1/2 years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur a loss on the transaction. During the six months ended June 30, 2005 and the 2004 full year, we made buyout payments of approximately $5.0 million and $2.2 million, respectively. In 2004, we processed fewer buyouts as a result of the contract modifications and initial public offering process. We expect to make significant buyout payments in the future, as such buyouts reduce the monthly payments we will have to make to our salespersons for such merchants in the future.

Chargebacks, Reject Losses and Merchant Deposits

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder’s dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. If the Relationship Manager who installed the merchant is still employed by us, that Relationship Manager bears a portion of this loss through a reduction in our payment of residual commissions or signing bonuses to such Relationship Manager. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. The owners of the serviced portfolios bear the credit risk for their merchants. At June 30, 2005 and December 31, 2004, we held merchant deposits totaling $7.1 million, and $6.7 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent processing volume. At June 30, 2005 and December 31, 2004, our loss reserve totaled $475,000 and $468,000, respectively. Aggregate merchant losses, including losses charged to operations and the loss reserve, were $617,000 and $940,000 for the six months ended June 30, 2005 and the year ended December 31, 2004, respectively.

Stock Options

We account for our stock options using the intrinsic value method, with no compensation expense being recognized for the stock-based compensation plan because the options are granted at an exercise price that in most cases was higher than, and in all cases was at least equal to, the estimated fair value at the grant date. As a company with no established market for our common stock, and consistent with existing accounting literature, prior to the initial filing of our registration statement with the Securities and Exchange Commission in August 2004, we assumed a volatility factor of 0%. As a result, had the compensation been determined based on the fair value method, our net income would remain unchanged. For those periods after the filing of our initial registration statement, a 50% volatility assumption was used in estimating the fair value of options. As a result of applying the 50% volatility assumption, had compensation expense been determined based on the fair value method, reported net income for the six months ended June 30, 2005 would have been reduced $1.9 million, or $0.05  per diluted share and reported net income for the year ended December 31, 2004 would have been reduced by $5.5 million, or $0.16 per diluted share. The 50% volatility assumption was determined by referencing the average volatility assumed by six of our public company peers.

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

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Three Months Ended June 30, 2005	% of Total Net Revenue	Three Months Ended June 30, 2004	% of Total Net Revenue	Change
					Amount	%
Revenue:
Gross processing revenue	$206,728	98.6%	$147,693	98.9%	$59,035	40.0%
Other revenue, net	2,963	1.4%	1,604	1.1%	1,359	84.7%
Total net revenue	209,691	100.0%	149,297	100.0%	60,394	40.5%
Costs of Services:
Interchange	153,134	73.0%	109,074	73.1%	44,060	40.4%
Dues and assessments	7,899	3.8%	5,749	3.9%	2,150	37.4%
Processing and servicing	22,532	10.7%	16,868	11.3%	5,664	33.6%
Customer acquisition costs	7,400	3.5%	5,327	3.6%	2,073	38.9%
Depreciation and amortization	1,326	0.6%	993	0.7%	333	33.5%
Total costs of services	192,291	91.7%	138,011	92.4%	54,280	39.3%
Selling and administrative	9,290	4.4%	7,427	5.0%	1,863	25.1%
Total expenses	201,581	96.1%	145,438	97.4%	56,143	38.6%
Income from operations	8,110	3.9%	3,859	2.6%	4,251	110.2%
Other income (expense):
Interest income	111	0.1%	42	—	69	164.3%
Interest expense	(538)	(0.3)%	(315)	(0.2)%	(223)	(70.8)%
Fair value adjustment for warrants with mandatory redemption provisions	(202)	(0.1)%	(211)	(0.1)%	9	4.3%
Other, net	(28)	—	—	—	(28)	—
Total other income (expense)	(657)	(0.3)%	(484)	(0.3)%	(173)	(35.7)%
Income before income taxes	7,453	3.6%	3,375	2.3%	4,078	120.8%
Provision for income taxes	3,072	1.5%	1,454	1.0%	1,618	111.3%
Net income	$4,381	2.1%	$1,921	1.3%	$2,460	128.1%

Revenue.   Total net revenue increased 40.5% from $149.3 million for the three months ended June 30, 2004 to $209.7 million for the three months ended June 30, 2005, primarily as a result of a 40.0% increase in our gross processing revenue from $147.7 million for the three months ended June 30, 2004 to $206.7 million for the three months ended June 30, 2005. Our processing volume for the three months ended June 30, 2005 increased 37.1% to $8.5 billion, compared to $6.2 billion for the three months ended June 30, 2004. These increases in gross processing revenue and processing volume were primarily attributable to a net increase in merchant accounts, with the number of merchant accounts growing by 28.5% from 79,000 as of June 30, 2004 to 101,500 as of June 30, 2005. The increase in new merchant accounts during this period was primarily the result of the growth in our sales force, combined with improved production from our existing sales force. The sales force grew by 14.2% from 789 at June 30, 2004 to 901 at June 30, 2005. Gross processing revenue also includes payroll processing fees, which increased by 25.0% from $0.8 million for the three months ended June 30, 2004 to $1.0 million for the three months ended June 30, 2005. Total net revenue also includes other revenue, net which increased by 84.7% from $1.6 million for the three months ended June 30, 2004 to $3.0 million for the three months ended June 30, 2005. The increase in other revenue was primarily due to increases in annual fees, and equipment related income.

Costs of services.  Costs of services increased 39.3% from $138.0 million for the three months ended June 30, 2004 to $192.3 million for the three months ended June 30, 2005 due primarily to an increase in interchange fees, which resulted from higher processing volume. Cost of services represented 91.7% and 92.4% of total net revenue for the three months ended June 30, 2005 and 2004, respectively. Interchange fees represented 73.0% of total net revenue for the three months ended June 30, 2005 and 73.1% of total net revenue for the three months ended June 30, 2004. Dues and assessments increased 37.4% from $5.7 million for the three months ended June 30, 2004 to $7.9 million for the three months ended June 30, 2005 due to the increased processing volume. As a percentage of total net revenue, dues and assessments declined from 3.9% to 3.8% for the three months ended June 30, 2004 and 2005, respectively.

Processing and servicing expense increased by $5.7 million, or 33.6%, in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 and as a percentage of total net revenue declined from 11.3% for the three months ended June 30, 2004 to 10.7% for the three months ended June 30, 2005. The increase in processing and servicing expense was due primarily to costs associated with increased volume, a $1.7 million increase in residual commission payments to our salespersons related to their portion of the growth in our gross margin, and the addition of 26 sales, risk and underwriting support personnel in the service center. Since our sales organization is 100% commission-based, increases in processing income directly impact commissions in cost of services. Processing and servicing as a percentage of total net revenue decreased primarily due to improved merchant pricing, leveraging the lower costs of our internally developed front-end processing system, HPS Exchange, and growth in our services center staff that was slower than our revenue growth. Over 65% of new merchants installed during the three months ended June 30, 2005 were installed on HPS Exchange, and we have completed some conversions from other front-end processors, so that HPS Exchange represented approximately 43% of our total processing volume for the three months ended June 30, 2005, up from 33% for the three months ended June 30, 2004. We expect the increasing share of HPS Exchange in our total merchant base to continue in the future. Included in processing and servicing expense was $43,000 of payroll processing costs for the three months ended June 30, 2005, which increased 2.4% from $42,000 for the three months ended June 30, 2004.

Customer acquisition costs increased 38.9% from $5.3 million for the three months ended June 30, 2004 to $7.4 million for the three months ended June 30, 2005. The amortization of signing bonuses  increased from $2.8 million for the three months ended June 30, 2004 to $3.4 million for the three months ended June 30, 2005, while the accrued buyout cost amortization grew from $1.8 million for the three months ended June 30, 2004 to $2.5 million for the three months ended June 30, 2005. Increases in new merchant account generation activity, as reflected by signing bonus payments, which increased from $5.4 million for the three months ended June 30, 2004 to $5.7 million for the three months ended June 30, 2005, were responsible for increases in the amortization of both the accrued buyout costs and signing bonuses.

Depreciation and amortization expenses increased 33.5% from $1.0 million for the three months ended June 30, 2004 to $1.3 million for the three months ended June 30, 2005. The increase was primarily due to the purchase of information technology equipment to support the network and the development of HPS Exchange. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over three years. The capitalized amounts decreased from $455,000 for the three months ended June 30, 2004 to $410,000 for the three months ended June 30, 2005. The total amount of capitalized projects placed in service for the three months ended June 30, 2005 and 2004 was $415,000 and $43,000, respectively.

Selling and administrative.   Selling and administrative expenses increased 25.1% from $7.4 million for the three months ended June 30, 2004 to $9.3 million for the three months ended June 30, 2005. The increase was primarily due to added costs necessary to continue building our corporate and marketing infrastructure to meet our sales initiatives. Selling and administrative expenses as a percentage of total net revenue declined from 5.0% for the three months ended June 30, 2004 to 4.4% for the three months ended June 30, 2005, as revenue growth outpaced the increase in expenses. Our payroll operation’s selling and administrative expenses increased by 14.3% from $447,000 for the three months ended June 30, 2004 to $511,000 for the three months ended June 30, 2005.

Income from operations.  For the reasons described above, income from operations improved from $3.9 million for the three months ended June 30, 2004 to $8.1 million for the three months ended June 30, 2005.

Interest income.   Interest income increased from $42,000 to $111,000 in the three months ended June 30, 2004 and 2005, respectively, due primarily to increased interest rates.

Interest expense.   Interest expense increased from $315,000 for the three months ended June 30, 2004 to $538,000 for the three months ended June 30, 2005. Most of our interest expense arises from the fact that our sponsor bank advances interchange fees to most of our merchants, and we pay the sponsor bank prime rate on those balances. Those balances were higher for the three months ended June 30, 2005 due to increased processing volume. This was partially offset by a decrease in interest expense resulting from repayments of the principal of the financing arrangements as the outstanding balance declined from $11.5 million as of June 30, 2004 to $9.1 million as of June 30, 2005.

Fair value adjustment for warrants with mandatory redemption provisions.   We recognized expense of $0.2 million during the three months ended June 30, 2005 to adjust the warrants’ value to $11.00 per share, the estimated fair value. The adjustment for the three months ended June 30, 2004 was $0.2 million.

Other, net.   Other, net expense of $28,000 was recorded for the three months ended June 30, 2005 as the result of disposals of fixed assets.

Income Tax.   Income taxes for the three months ended June 30, 2005 were $3.1million using an effective tax rate of 41.2%. This represented a decrease from the 43.1% effective rate for the second quarter of 2004 which resulted in taxes of $1.5 million.

Net income.   As a result of the above factors, net income increased from $1.9 million for the three months ended June 30, 2004 to $4.4 million for the three months ended June 30, 2005.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Six Months Ended	% of Total Net	Six Months Ended	% of Total Net	Change
	June 30, 2005	Revenue	June 30, 2004	Revenue	Amount	%
Revenue:
Gross processing revenue	$372,901	98.2%	$266,895	98.7%	$106,006	39.7%
Other revenue, net	6,656	1.8%	3,606	1.3%	3,050	84.6%
Total net revenue	379,557	100.0%	270,501	100.0%	109,056	40.3%
Costs of Services:
Interchange	275,550	72.6%	195,446	72.3%	80,104	41.0%
Dues and assessments	14,314	3.8%	10,534	3.9%	3,780	35.9%
Processing and servicing	42,353	11.2%	31,616	11.7%	10,737	34.0%
Customer acquisition costs	13,241	3.5%	9,462	3.5%	3,779	39.9%
Depreciation and amortization	2,609	0.7%	1,869	0.7%	740	39.6%
Total costs of services	348,067	91.7%	248,927	92.0%	99,140	39.8%
Selling and administrative	18,279	4.8%	14,660	5.4%	3,619	24.7%
Total expenses	366,346	96.5%	263,587	97.4%	102,759	39.0%
Income from operations	13,211	3.5%	6,914	2.6%	6,297	91.1%
Other income (expense):
Interest income	183	—	80	—	103	128.8%
Interest expense	(973)	(0.3)%	(613)	(0.2)%	(360)	(58.7)%
Fair value adjustment for warrants with mandatory redemption provisions	(292)	(0.1)%	(211)	(0.1)%	(81)	(38.4)%
Other, net	7	—	833	0.3%	(826)	(99.2)%
Total other income (expense)	(1,075)	(0.3)%	89	—	(1,164)	(1,307.9)%
Income before income taxes	12,136	3.2%	7,003	2.6%	5,133	73.3%
Provision for income taxes	5,061	1.3%	2,936	1.1%	2,125	72.4%
Net income	$7,075	1.9%	$4,067	1.5%	$3,008	74.0%

Revenue.   Total net revenue increased 40.3% from $270.5 million for the six months ended June 30, 2004 to $379.6 million for the six months ended June 30, 2005, primarily as a result of a 39.7% increase in our gross processing revenue from $266.9 million for the six months ended June 30, 2004 to $372.9 million for the six months ended June 30, 2005. Our processing volume for the six months ended June 30, 2005 increased 36.3% to $15.4 billion, compared to $11.3 billion for the six months ended June 30, 2004. These increases in gross processing revenue and processing volume were primarily attributable to a net increase in merchant accounts, with the number of merchant accounts growing by 28.5% from 79,000 as of June 30, 2004 to 101,500 as of June 30, 2005. The increase in new merchant accounts during this period was primarily the result of the growth in our sales force, combined with improved production from our existing sales force. The sales force grew by 14.2% from 789 at June 30, 2004 to 901 at June 30, 2005. Gross processing revenue also includes payroll processing fees, which increased by 22.2% from $1.8 million for the six months ended June 30, 2004 to $2.2 million for the six months ended June 30, 2005. Total net revenue also includes other revenue, net which increased by 84.6% from $3.6 million for the six months ended June 30, 2004 to $6.7 million for the six months ended June 30, 2005. The increase in other revenue was primarily due to increases in annual fees, and equipment related income.

Costs of services.  Costs of services increased 39.8% from $248.9 million for the six months ended June 30, 2004 to $348.1 million for the six months ended June 30, 2005 due primarily to an increase in interchange fees, which resulted from higher processing volume. Cost of services represented 91.7% and 92.0% of total net revenue for the six months ended June 30, 2005 and 2004, respectively. Interchange fees represented 72.6% of total net revenue for the six months ended June 30, 2005 and 72.3% of total net revenue for the six months ended June 30, 2004. Dues and assessments increased 35.9% from $10.5 million for the six months ended June 30, 2004 to $14.3 million for the six months ended June 30, 2005 due to the increased processing volume. As a percentage of total net revenue, dues and assessments declined from 3.9% to 3.8% for the six months ended June 30, 2004 and 2005, respectively.

Processing and servicing expense increased by $10.7 million, or 34.0%, in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 and as a percentage of total net revenue declined from 11.7% for the six months ended June 30, 2004 to 11.2% for the six months ended June 30, 2005. The increase in processing and servicing was due primarily to costs associated with increased volume, a $3.4 million increase in residual commission payments to our salespersons related to their portion of the growth in our gross margin, and the addition of 82 sales, risk and underwriting support personnel in the service center. Since our sales organization is 100% commission-based, increases in processing income directly impact commissions in cost of services. Processing and servicing as a percentage of total net revenue decreased primarily due to improved merchant pricing, leveraging the lower costs of our internally developed front-end processing system, HPS Exchange, and growth in our services center staff that was slower than our revenue growth. Over 63% of new merchants installed during the six months ended June 30, 2005 were installed on HPS Exchange, and we have completed some conversions from other front-end processors, so that HPS Exchange represented approximately 42% of our total processing volume for the six months ended June 30, 2005, up from 31% for the six months ended June 30, 2004. We expect the increasing share of HPS Exchange in our total merchant base to continue in the future. Included in processing and servicing expense was $94,000 of payroll processing costs for the six months ended June 30, 2005, which increased 20.5% from $78,000 for the six months ended June 30, 2004.

Customer acquisition costs increased 39.9% from $9.5 million for the six months ended June 30, 2004 to $13.2 million for the six months ended June 30, 2005. The amortization of signing bonuses increased from $5.4 million for the six months ended June 30, 2004 to $6.7 million for the six months ended June 30, 2005, while the accrued buyout cost amortization grew from $3.4 million for the six months ended June 30, 2004 to $4.8 million for the six months ended June 30, 2005. Increases in new merchant account generation activity, as reflected by signing bonus payments, which increased from $9.5 million for the six months ended June 30, 2004 to $9.7 million for the six months ended June 30, 2005, were responsible for increases in the amortization of both the accrued buyout costs and signing bonuses.

Depreciation and amortization expenses increased 39.6% from $1.9 million for the six months ended June 30, 2004 to $2.6 million for the six months ended June 30, 2005. The increase was primarily due to the purchase of information technology equipment to support the network and the development of HPS Exchange. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over three years. The capitalized amounts increased from $680,000 for the six months ended June 30, 2004 to $844,000 for the six months ended June 30, 2005. The total amount of capitalized projects placed in service for the six months ended June 30, 2005 and 2004 was $477,000 and $43,000, respectively.

Selling and administrative.   Selling and administrative expenses increased 24.7% from $14.7 million for the six months ended June 30, 2004 to $18.3 million for the six months ended June 30, 2005. The increase was primarily due to added costs necessary to continue building our corporate and marketing infrastructure to meet our sales initiatives. Selling and administrative expenses as a percentage of total net revenue declined from 5.4% for the six months ended June 30, 2004 to 4.8% for the six months ended June 30, 2005, as revenue growth outpaced the increase in expenses. Our payroll operation’s selling and administrative expenses increased by 7.8% from $896,000 for the six months ended June 30, 2004 to $966,000 for the six months ended June 30, 2005.

Income from operations.  For the reasons described above, income from operations improved from $6.9 million for the six months ended June 30, 2004 to $13.2 million for the six months ended June 30, 2005.

Interest income.   Interest income increased from $80,000 to $183,000 in the six months ended June 30, 2004 and 2005, respectively, due primarily to increased interest rates.

Interest expense.   Interest expense increased from $613,000 for the six months ended June 30, 2004 to $973,000 for the six months ended June 30, 2005. Most of our interest expense arises from the fact that our sponsor bank advances interchange fees to most of our merchants, and we pay the sponsor bank prime rate on those balances. Those balances were higher for the six months ended June 30, 2005 due to increased processing volume. This was partially offset by a decrease in interest expense resulting from repayments of the principal of the financing arrangements as the outstanding balance declined from $11.5 million as of June 30, 2004 to $9.1 million as of June 30, 2005.

Fair value adjustment for warrants with mandatory redemption provisions.   We recognized expense of $0.3 million during the six months ended June 30, 2005 to adjust the warrants’ value to $11.00 per share, the estimated fair value. The adjustment for the six months ended June 30, 2004 was $0.2 million.

Other, net.   Other, net decreased from income of $0.8 million for the six months ended June 30, 2004 to income of $7,000 for the six months ended June 30, 2005. This decrease was attributable to proceeds from a legal settlement received during the six months ended June 30, 2004.

Income Tax.   Income taxes for the six months ended June 30, 2005 were $5.1 million using an effective tax rate of 41.7%. This represented an increase from the 41.9% effective rate for the six months ended June 30, 2004 which resulted in taxes of $2.9 million.

Net income.   As a result of the above factors, net income increased from $4.1 million for the six months ended June 30, 2004 to $7.1 million for the six months ended June 30, 2005.

Balance Sheet Information

	June 30,	December 31,
Balance Sheet Data	2005	2004
	(in thousands)
Cash and cash equivalents	$14,393	$13,237
Receivables	75,091	64,325
Capitalized customer acquisition costs, net	38,419	34,247
Property and equipment, net	14,052	10,944
Total assets	154,833	133,926

Due to sponsor bank	54,041	45,153
Accounts payable	27,584	27,103
Total liabilities	141,555	127,827
Total stockholders’ equity	13,278	6,099

June 30, 2005 Compared to December 31, 2004

Total assets increased $20.9 million, or 15.6%, to $154.8 million at June 30, 2005 from $133.9 million at December 31, 2004 primarily due to increases in receivables, capitalized customer acquisition costs, and property and equipment, net.   Cash and cash equivalents also increased by $1.2 million or 8.7%.

Receivables, which primarily result from our practice of advancing interchange fees to most of our merchants during the processing month and collecting those fees from our merchants at the beginning of the following month, increased $10.8 million, or 16.7%, to $75.1 million at June 30, 2005 from $64.3 million at December 31, 2004 primarily due to the increase in processing volume. Because our sponsor bank advances these interchange fees, our payable to our sponsor bank also increased. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants. Capitalized customer acquisition costs increased $4.2 million, or 12.2%, from December 31, 2004 as a result of increases in the number of merchants we service and processing volume. Property and equipment increased due to continued building of our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and our own back-end processing system.

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

Our cash requirements include funding payments to salespersons for signing bonuses, residual commissions and accrued residual buyouts, paying interest expense and other operating expenses, including taxes.  At times, we have used cash to repurchase our common stock and could in the future use cash for unspecified acquisitions of related businesses or assets (although no acquisitions are currently contemplated).

Cash flow from our operating activities and our lines of credit fund our cash needs.  We believe that our current cash and investment balances, cash generated from operations and existing lines of credit (although we are in the process of reassessing our credit facilities) will provide sufficient liquidity to meet our anticipated needs for capital for at least the next twelve months. While our working capital, defined as current assets less current liabilities, was negative at June 30, 2005 and December 31, 2004, we historically have generated sufficient cash flow from our operating activities and we expect to continue to do so. Each funding source is described in more detail below.

Cash Flow Provided by Operating Activities.  At June 30, 2005, we had cash and cash equivalents totaling $14.4 million and at December 31, 2004, we had cash and cash equivalents totaling $13.2 million. Net cash provided by operating activities was $8.2 million for the six months ended June 30, 2005, compared to $8.6 million for the six months ended June 30, 2004. Key sources of operating cash flows in all periods were net income as adjusted for changes in deferred taxes, plus depreciation and amortization. Contained within changes in operating assets and liabilities are the increase in receivables, which is essentially offset by changes in due to sponsor bank and accounts payable. This is because the largest receivable is from our merchants, the majority of which is associated with the interchange that we cause our sponsor bank, Key Bank, to advance to our merchants, which represents our largest payable. These amounts tend to rise and fall together, depending on our processing activity in the final month of the reporting period. The other major determinants of operating cash flow are increases in capitalized customer acquisition costs, which consume increasing amounts of operating cash as our new merchant installation activity rises, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. Included in the amount of cash consumed by increases in capitalized customer acquisition costs are signing bonus payments of $9.7 million and $9.5 million, respectively, in the six months ended June 30, 2005 and 2004. In the six months ended June 30, 2005 and 2004, we reduced the accrued buyout liability by making buyout payments of $5.0 million and $2.1 million, respectively.

Cash Flow Used in Investing Activities.  Net cash used in investing activities was $6.0 million for the six months ended June 30, 2005, compared to $5.9 million for the six months ended June 30, 2004. During each period, most of the cash used in investing activities was used to fund capital expenditures. Total capital expenditures for the six months ended June 30, 2005 were $5.7 million, a decrease of $0.3 million from the $6.0 million invested in the six months ended June 30, 2004. These expenditures were primarily related to continued building of our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and our own back-end processing system. We anticipate that these expenditures may increase as we further develop our technology. In addition, we have invested a portion of the cash balances held at our subsidiary, Heartland Payroll Company, in securities that are classified on our balance sheet as investments. We invest in federal, federal agency and corporate debt obligations with maturities of up to four years and no less than a Baa rating.

Cash Flow Used in Financing Activities.  Net cash used in financing activities was $1.1 million for the six months ended June 30, 2005, compared to $1.7 million for the six months ended June 30, 2004. During the six months ended June 30, 2005 and 2004, we paid down financing arrangements and borrowings in the amounts of $1.2 million and $1.6 million, respectively, including in January 2004 we made the final payment of $250,000 on a note issued in a 2002 acquisition. On January 8, 2004, a warrant holder elected to exercise their put, and we redeemed half of the holder’s warrants, or 168,906 shares, at the deemed fair value of $6.25 per share. The exercise price of the warrants was $.005 per warrant and net consideration paid by us was $1.1 million. The remaining warrants to purchase 168,904 shares of our common stock expire on July 25, 2006, and the holder can exercise their fair value put at any time. During the six months ended June 30, 2004, several employees exercised their employee stock options generating cash in the aggregate amount of $1.0 million.

Credit Facilities.   On August 28, 2002, we signed a loan and security agreement with KeyBank National Association for two loan instruments, which was amended on November 6, 2003, June 23, 2004, and May 26, 2005. The agreement was amended twice to reflect changes we have made in our accounting policies. The loan and security agreement contains covenants requiring an operating cash flow to total fixed charges ratio of not less than 1.2 to 1, and a measure of total funded debt to EBITDA of less than 2 to 1. The first instrument is a revolver advance facility, which is to be used solely to fund the buyouts of future residual commissions from former Relationship Managers or Independent Sales Organizations. We may draw down on the revolver up to an aggregate unpaid principal amount of $3.5 million. As of June 30, 2005, $2.1 million was outstanding under the revolver. The entire principal balance plus all accrued interest and fees are due on August 31, 2005 or on demand if we are in default. The second instrument is a purpose and ability line of credit totaling $3.0 million, which is payable on demand. As of June 30, 2005, we had $0.8 million of outstanding indebtedness under this line of credit. Borrowings under the two lines of credit bear interest at the prime rate, which was 6.0% at June 30, 2005 and are secured by a lien on our assets. They contain customary covenants, including the provision of financial reports, maintenance of insurance, payment of taxes and provision of notice of any default, and events of default, including failure to pay principal or interest, cross-default, and insolvency covenants. We are currently in compliance with all covenants, and have been since the instruments were established.

On May 26, 2005, we entered into an amendment to our loan and security agreement with KeyBank National Association, which extended the scheduled maturity date from May 31, 2005 to August 31, 2005. We are in the process of reassessing our credit facilities.

Contractual Obligations.  The Visa and MasterCard associations generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of our transactions involve the delivery of the product or service at the time of the transaction, a good estimate of our exposure to chargebacks is the last four months’ processing volume on our portfolio, which was $11.0 billion and $9.0 billion for the four months ended June 30, 2005 and December 31, 2004, respectively. However, for the four months ended June 30, 2005 and December 31, 2004, we were presented with $5.5 million and $5.6 million, respectively, of chargebacks by issuing banks. In the six months ended June 30, 2005 and 2004, we incurred merchant credit losses of  $617,000 and $572,000, respectively, on total dollar volume processed of $15.4 billion and $11.3 billion, respectively. These credit losses are included in processing and servicing expense in our consolidated statements of operations.

The following table reflects our significant contractual obligations as of June 30, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Processing providers	$9,482	$5,677	$2,635	$1,170	$—
Financing arrangement (expected payments, including interest)	10,903	2,663	4,309	2,939	992
Telecommunications providers	6,068	2,610	3,458	—	—
Office and equipment leases	6,384	1,575	2,812	1,237	760
Revolver advance	2,069	2,069	—	—	—
Line of credit	784	784	—	—	—
	$35,690	$15,378	$13,214	$5,346	$1,752

In addition, we record a payable to KeyBank each month in conjunction with our monthly processing activities. This amount was $54.0 million as of June 30, 2005. This amount is repaid on the first business day of the following month out of the fees collected from our merchants.

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

Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is to changes in interest rates. During each month, KeyBank advances interchange fees to most of our merchants so that during the month we build up a significant payable to KeyBank, bearing interest at the prime rate. At June 30, 2005, our payable to KeyBank was approximately $54.0 million. This advance is repaid on the first business day of the following month out of fee collections from our merchants. During the quarter ended June 30, 2005 the average daily balance of that loan was approximately $25.5 million and was directly related to our processing volume. We also had outstanding $2.9 million in other loans at June 30, 2005, which also bear interest at the prime rate. A hypothetical 100 basis point change in short-term interest rates would result in a change of approximately $283,000 in annual pre-tax income.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities of up to three years. At June 30, 2005, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $26,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $26,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $26,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $26,000.

We do not hold or engage in the trading of derivative financial, commodity or foreign exchange instruments. All of our business is conducted in U.S. dollars.

Office Facilities

Our principal executive offices are located in approximately 5,000 square feet of leased office space on Hulfish Street in Princeton, New Jersey. This lease expires on September 30, 2007. We also lease approximately 10,000 square feet of office space in Cleveland, Ohio under a lease that expires on June 30, 2009, 6,994 square feet in Scottsdale, Arizona under a lease that expires on October 31, 2006, 50,000 square feet in Jeffersonville, Indiana under a lease that expires on April 30, 2009, and 14,037 square feet in

Frisco, Texas under a lease that expires on October 31, 2008. In September 2004, we leased approximately 9,300 square feet of office space on Nassau Street in Princeton under a lease that expires in 2013. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our company. Each of these leases, other than the original Princeton lease (Hulfish Street) and the Frisco lease, is renewable.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe adoption of Statement 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123 revised”). This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under fair value as originally introduced in SFAS No. 123. SFAS No. 123 revised is effective, as amended on April 21, 2005 by the Securities and Exchange Commission, beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. We will adopt this statement when effective, and continue to assess its impact.

In July 2005, the FASB issued an exposure draft of a proposed Interpretation, Accounting for Uncertain Tax Positions an Interpretation of FASB Statement No. 109 (the “Interpretation”). This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with FASB Statement No. 109, Accounting for Income Taxes. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position, if that tax position is probable of being sustained if audited by a tax authority based solely on the technical merits of the position. Individual tax positions that fail to meet the Interpretation’s recognition threshold would result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The proposed Interpretation would be effective as of the end of the first annual period ending on or after December 15, 2005. We do not believe the adoption of this proposed Interpretation will have a material effect on our consolidated financial position, results of operations or cash flows.

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

Changes in Internal Controls

During the period covered by this report, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)

The following is a summary of our sales of our securities during the past quarter ended June 30, 2005 involving sales of our securities that were not registered under the Securities Act of 1933, as amended:

As of June 30, 2005, we have granted stock options to purchase 9,354,276 shares of our common stock, with exercise prices ranging from $3.00 to $11.00 per share, to current and former officers, directors and employees. The option grants were exempt from registration pursuant to Rule 701 promulgated under the Securities Act.

With respect to each transaction listed above, no general solicitation was made by either the Registrant or any person acting on its behalf; the securities sold are subject to transfer restrictions, and the certificates for the shares contained an appropriate legend stating such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. No underwriters were involved in connection with the sales of securities referred to in this Item (a).

(b)                                 Not applicable

(c)                                  On August 10, 2005, our Registration Statement on Form S-1 (Registration No. 333-118073), which registered shares of our common stock, $0.001 par value, under the Securities Act of 1933, as amended, was declared effective by the Securities and Exchange Commission. The managing underwriters were Citigroup Global Markets Inc., Credit Suisse First Boston LLC, Robert W. Baird & Co. Incorporated, William Blair & Company, LLC, KeyBanc Capital Markets, a Division of McDonalds Investments Inc. and SunTrust Capital Markets, Inc. All 6,750,000 shares of our common stock, 2,622,046 of which will be sold by us and 4,127,954 of which will be sold by certain selling stockholders, are being sold at a price to the public of $18.00 per share. We and the selling stockholders also had granted the underwriters of our initial public offering a 30-day option to purchase up to 136,500 additional shares from us and 876,000 additional shares from the selling stockholders to cover over-allotments. On August 15, 2005, the underwriters notified the Company of their intention to exercise this option.

The aggregate gross proceeds from the sale of common stock sold by us will be approximately $47.2 million. The estimated aggregate net proceeds to us from the sale of common stock in this initial public offering will be approximately $39.4 million, or $41.7 million if the underwriters exercise their over-allotment option in full, after deducting an aggregate of $3.3 million in underwriting discounts and commissions and an estimated $4.5 million in other expenses incurred by us in connection with the offering. We will not receive any of the proceeds from the sale of shares by the selling stockholders.

We intend to use our net proceeds from our initial public offering to repay outstanding indebtedness to KeyBank National Association, which totaled $2.9 million at June 30, 2005 and to use the remainder for general corporate purposes, including to fund working capital and potential acquisitions. However, we currently do not have a specific plan relating to the expenditure of our remaining proceeds from this offering. Pending the use of such net proceeds, we intend to invest these funds in investment-grade, short-term interest bearing securities. None of the proceeds from the offering will be paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock or to any of our affiliates.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

None

Item 6.    Exhibits

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 3.3 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

3.2	Amended and Restated By-Laws of Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 3.4 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).
10.27

Third Amendment to the Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated May 26, 2005 between Heartland Payment Systems, Inc. and KeyBank National Association (Incorporated by reference to Exhibit 10.27 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.28

Heartland Payment Systems, Inc. Second Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

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

Date:  August 15, 2005

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

By:	/s/	Robert O. Carr
Robert O. Carr
Chief Executive Officer
(Principal Executive Officer)

By:	/s/	Robert H.B. Baldwin, Jr.
Robert H.B. Baldwin, Jr.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 3.3 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

3.2	Amended and Restated By-Laws of Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).
10.27

Third Amendment to the Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated May 26, 2005 between Heartland Payment Systems, Inc. and KeyBank National Association (Incorporated by reference to Exhibit 10.27 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.28

Heartland Payment Systems, Inc. Second Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

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