Form 10-Q
period 2005-09-30
HEARTLAND PAYMENT SYSTEMS INC
filed 2005-11-14
CIK 1144354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-51265

HEARTLAND PAYMENT SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3755714
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

90 Nassau Street, Princeton, New Jersey 08542
(Address of principal executive offices) (Zip Code)

(609) 683-3831
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   YES   ☐   NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of
the Exchange Act).   ☐   YES   ☒   NO

As of November 3, 2005, there were 34,159,843 shares of the registrant’s Common Stock, $.001 par value, outstanding.

INDEX

PART I CONDENSED FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 (Restated)
Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004
Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2005
Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004
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

PART I        CONDENSED FINANCIAL INFORMATION

Item 1. Financial Statements

Heartland Payment Systems, Inc. and Subsidiary

Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	September 30, 2005	December 31, 2004
		(As Restated See Note 16)
Assets
Current assets:
Cash and cash equivalents	$47,234	$13,237
Receivables	74,352	64,325
Investments	1,332	1,100
Inventory	1,480	818
Prepaid expenses	3,371	2,151
Current deferred tax assets, net	1,483	2,129
Total current assets	129,252	83,760
Capitalized customer acquisition costs, net	40,530	34,247
Deferred tax assets, net	4,267	4,651
Property and equipment, net	16,209	10,944
Deposits and other assets	211	324
Total assets	$190,469	$133,926

Liabilities and stockholders’ equity
Current liabilities:
Due to sponsor bank	$49,245	$45,153
Accounts payable	24,596	27,103
Current portion of accrued buyout liability	9,663	9,327
Merchant deposits and loss reserves	8,366	7,175
Accrued expenses and other	7,995	6,701
Current portion of borrowings and financing arrangements	272	5,286
Total current liabilities	100,137	100,745
Long-term portion of borrowings and financing arrangements	224	7,808
Warrants with mandatory redemption provisions	—	1,566
Long-term portion of accrued buyout liability	17,790	17,708
Total liabilities	118,151	127,827

Stockholders’ equity
Series A Senior Convertible Participating Preferred Stock, $80 million liquidation preference, $.001 par value, 10,000,000 shares authorized, 7,619,048 shares issued and outstanding at December 31, 2004	—	8
Common Stock, $.001 par value, 100,000,000 shares authorized, 34,144,571 and 16,437,760 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	33	8
Additional paid-in capital	93,668	41,065
Accumulated other comprehensive loss	(22)	(10)
Accumulated deficit	(21,361)	(34,972)
Total stockholders’ equity	72,318	6,099
Total liabilities and stockholders’ equity	$190,469	$133,926

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiary

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Gross processing revenue	$224,816	$163,130	$597,717	$430,025
Other revenue, net	3,276	1,536	9,932	5,142
Total revenue	228,092	164,666	607,649	435,167
Costs of Services:
Interchange	168,550	120,653	444,100	316,099
Dues and assessments	8,624	6,397	22,938	16,931
Processing and servicing	22,567	18,337	64,920	49,953
Customer acquisition costs	7,037	5,038	20,278	14,500
Depreciation and amortization	1,447	1,000	4,056	2,869
Total costs of services	208,225	151,425	556,292	400,352
Selling and administrative	10,169	8,294	28,448	22,954
Total expenses	218,394	159,719	584,740	423,306
Income from operations	9,698	4,947	22,909	11,861
Other income (expense):
Interest income	239	50	422	130
Interest expense	(418)	(352)	(1,391)	(965)
Fair value adjustment for warrants with mandatory redemption provisions	(2,620)	(298)	(2,912)	(509)
Gain on settlement of financing arrangement	5,140	—	5,140	—
Other, net	4	—	11	833
Total other income (expense)	2,345	(600)	1,270	(511)
Income before income taxes	12,043	4,347	24,179	11,350
Provision for income taxes	5,507	1,817	10,568	4,753
Net income	6,536	2,530	13,611	6,597

Income allocated to Series A Senior Convertible Preferred Stock	1,326	1,218	4,728	3,179
Net income attributable to Common Stock	$5,210	$1,312	$8,883	$3,418

Net income	$6,536	$2,530	$13,611	$6,597
Other comprehensive income, net of tax:
Unrealized losses on investments	(8)	—	(12)	(4)
Comprehensive income	$6,528	$2,530	$13,599	$6,593

Earnings per common share:
Basic	$0.21	$0.08	$0.46	$0.21
Diluted	$0.17	$0.07	$0.37	$0.20

Weighted average number of common shares outstanding:
Basic	24,995	16,453	19,331	16,402
Diluted	38,647	34,714	36,864	33,773

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Preferred Stock		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount

Balance, December 31, 2004	7,619	$8	16,438	$8

Issuance of Common Stock— options exercised	—	—	1,446	1
Issuance of Common Stock on initial public offering	—	—	2,759	3
Accumulated other comprehensive income	—	—	—	—
Conversion of preferred stock	(7,619)	(8)	13,333	13
Two for one stock split	—	—	—	8
Exercise of warrants	—	—	169	—
Net income for the period	—	—	—	—

Balance September 30, 2005	—	$—	34,145	$33

(Continued)

	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2004	$41,065	$(10)	$(34,972)	$6,099

Issuance of Common Stock— options exercised	6,429	—	—	6,430
Issuance of Common Stock on initial public offering	41,709	—	—	41,712
Accumulated other comprehensive loss	—	(12)	—	(12)
Conversion of preferred stock	(5)	—	—	—
Two for one stock split	(8)	—	—	—
Exercise of warrants	4,478	—	—	4,478
Net income for the period	—	—	13,611	13,611

Balance September 30, 2005	$93,668	$(22)	$(21,361)	$72,318

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiary

Consolidated Statements of Cash Flow

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$13,611	$6,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,671	16,272
Fair value adjustment for warrants with mandatory redemption provisions	2,912	509
Gain on settlement of financing arrangement	(5,140)	—
Deferred taxes	1,030	3,962
Loss on disposal of property and equipment	33	—
Changes in operating assets and liabilities:
Increase in receivables	(10,027)	(9,975)
Increase in inventory	(662)	(55)
Increase in capitalized customer acquisition costs	(24,893)	(19,901)
Increase in prepaid expenses	(123)	(1,291)
Decrease (increase) in deposits and other assets	1	(3)
Increase in due to sponsor bank and accounts payable	1,585	7,259
Increase in accrued expenses and other	197	2,445
Increase in merchant deposits and loss reserves	1,191	736
Increase in accrued buyout liability	419	3,501
Net cash provided by operating activities	2,805	10,056
Cash flows from investing activities
Purchase of investments	(410)	(370)
Maturities of investments	166	493
Purchases of property and equipment	(9,274)	(7,504)
Proceeds from disposal of property and equipment	27	—
Net cash used in investing activities	(9,491)	(7,381)
Cash flows from financing activities
Redemption of warrants issued in connection with debt financing	—	(1,055)
Redemption of warrants issued in connection with Series A Senior Convertible Participating Preferred Stock	—	(5,250)
Principal payments on borrowings and financing arrangements	(7,459)	(2,250)
Proceeds from exercise of stock options	6,430	964
Repurchase of common stock	—	(143)
Net proceeds from sale of common stock	41,712	—
Net cash provided by (used in) financing activities	40,683	(7,734)

Net increase (decrease) in cash and cash equivalents	33,997	(5,059)
Cash and cash equivalents at beginning of year	13,237	13,004
Cash and cash equivalents at end of period	$47,234	$7,945

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,339	$971
Income taxes	11,312	569
Supplemental schedule of non-cash activities:
Amortization of other assets	$112	$192

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Operations

Basis of Financial Statement Presentation— The accompanying consolidated financial statements include those of Heartland Payment Systems, Inc. (the “Company”) and its wholly-owned subsidiary, Heartland Payroll Company (“HPC”).  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company’s wholly-owned subsidiary have been eliminated upon consolidation. The accompanying consolidated financial statements are unaudited. In the opinion of the Company’s management, the unaudited interim financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2005, its results of operations for the three and nine months ended September 30, 2005 and 2004 and its cash flows for the nine months ended September 30, 2005 and 2004. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2005.

The officers and directors of the Company represent a majority of the outstanding shares, and so control the Company.

On August 10, 2005, the Company’s Registration Statement on Form S-1 (Registration No. 333-118073), which registered shares of the Company’s common stock, $0.001 par value, under the Securities Act of 1933, as amended, was declared effective by the Securities and Exchange Commission. The offering consisted of 7,762,500 shares of the Company’s common stock, 2,758,546 of which were sold by the Company and 5,003,954 of which were sold by certain selling stockholders at a price to the public of $18.00 per share. Upon the closing of the offering on August 16, 2005, all outstanding shares of the Company’s Series A Senior Convertible Participating Preferred Stock were automatically converted into 13,333,334 shares of common stock.

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

Substantially all of the Company’s revenue is derived from processing Visa and MasterCard bank card transactions. Because the Company is not a “member bank” as defined by Visa and MasterCard, in order to process these bank card transactions the Company has entered into a sponsorship agreement with a bank. The agreement with the bank sponsor requires, among other things, that the Company abide by the by-laws and regulations of the Visa and MasterCard associations and maintain a certificate of deposit with the bank sponsor. If the Company breaches the sponsorship agreement, the bank sponsor may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative bank sponsor. The Company is dependent on its bank sponsor, Visa and MasterCard for notification of any compliance breaches. As of September 30, 2005, the Company has not been notified of any such issues by its bank sponsor, Visa or MasterCard.

The Company processes for merchants throughout the United States. California represented 15.1% of the Company’s total processing volume in September 2005.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Receivables—The Company carries receivables from its merchants resulting from the practice of advancing interchange fees to most of its merchants during the month and collecting those fees from merchants at the beginning of the following month. During each month, the Company’s sponsor bank advances interchange fees to most of the Company’s merchants. In August 2005, the Company began using a portion of its available cash to fund these advances. In future periods, these advances to merchants will be funded first with cash available for investment, then by incurring a payable to the Company’s sponsor bank when that cash has been expended. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees the Company collects from its merchants.

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

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations.  The Company believes that no impairment has occurred as of September 30, 2005 and December 31, 2004.

Property and Equipment—Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed straight-line over periods ranging from three to ten years for furniture and equipment. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease. The Company capitalizes the cost of computer software developed for internal use and amortizes such costs over an estimated useful life of three to five years.

Long-Lived Assets—The Company evaluates the potential for impairment when changes in circumstances indicate that undiscounted cash flows estimated to be generated by the related assets are less than the carrying amount. Management believes that no such changes in circumstances or impairment have occurred as of September 30, 2005.

Merchant Deposits and Loss Reserves—Disputes between a cardholder and a merchant periodically arise due to the cardholder’s dissatisfaction with merchandise quality or the merchant’s service, and the disputes may not always be resolved in the merchant’s favor. In some of these cases, the transaction is “charged back” to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, the Company is liable for the full amount of the transaction. The Company may have partial recourse to the Relationship Manager originally soliciting the merchant contract, if the Relationship Manager is still receiving income from the merchant’s processing activities. During 2003, the Company adopted FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”). Under FIN 45, the Company’s obligation to stand ready to perform is minimal. The Company maintains deposits or the pledge of a letter of credit from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. The Company evaluates its ultimate risk and records an estimate of potential loss for chargebacks related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to recent processing volume levels.

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

Financing Arrangements—Pursuant to EITF Issue 88-18, Sales of Future Revenues, the Company recognizes the transfer of merchant contracts as financing arrangements included under Borrowings and Financing Arrangements, until such time as the conditions for recognizing the transfer as a sale are met. The interest rates on these financing arrangements are computed based on the expected cash flows resulting from these contracts, reduced by an expected annual volume attrition rate of 15%. Any significant differences between actual future payments and expected payments will result in a change to that interest rate, which will be applied prospectively.

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

Basic earnings per share is computed and presented under the two-class method and is based on the weighted average number of common shares outstanding and assumes an allocation of net income to the Series A Senior Convertible Participating Preferred Stock (the “Convertible Preferred”) for the period or portion of the period that the Convertible Preferred was outstanding. The Convertible Preferred automatically converted into 13,333,334 shares of the Company’s common stock upon the August 16, 2005 closing of the Company’s initial public offering. Had the Company computed basic earnings per share for the three months ended September 30, 2005 as if the Convertible Preferred had been converted at the beginning of the period, the computation would have resulted in the same amount for basic earnings per share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$6,536	$2,530	$13,611	$6,597
Deduct: Total stock-based employee compensation expense determined under fair-value-based method, net of related tax expense	1,848	4,159	3,767	4,159
Pro forma net income (loss)	4,688	(1,629)	9,844	2,438
Less: Income allocated to Series A Senior Convertible Participating Preferred Stock	951	—	3,430	1,175
Pro forma net income (loss) attributable to common stock	$3,737	$(1,629)	$6,414	$1,263

Earnings per share:
As reported:
Basic	$0.21	$0.08	$0.46	$0.21
Diluted	$0.17	$0.07	$0.37	$0.20

Pro forma:
Basic	$0.15	$(0.10)	$0.33	$0.08
Diluted	$0.12	$(0.10)	$0.27	$0.07

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

In July 2005, the FASB issued an exposure draft of a proposed Interpretation, Accounting for Uncertain Tax Positions an Interpretation of FASB Statement No. 109 (the “Interpretation”). This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with FASB Statement No. 109, Accounting for Income Taxes. A company would be required to recognize, in its financial statements, the best estimate of the impact of a tax position, if that tax position is probable of being sustained if audited by a tax authority based solely on the technical merits of the position. Individual tax positions that fail to meet the Interpretation’s recognition threshold would result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The FASB expects to issue the Interpretation, along with any amendments, in the first quarter of 2006. The Company does not believe the adoption of this currently proposed Interpretation will have a material effect on its consolidated financial position, results of operations or cash flows.

3. Receivables

A summary of receivables by major class is as follows at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(In thousands)
Accounts receivable from merchants	$71,647	$60,739
Accounts receivable from others	2,934	3,753
	74,581	64,492
Less allowance for doubtful accounts	(229)	(167)
	$74,352	$64,325

4. Investments

The cost, gross unrealized gains (losses) and estimated fair value for available-for-sale investments by major security type and class of security are as follows at September 30, 2005 and December 31, 2004:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
September 30, 2005
Debt securities of the U.S. Government	$240	$—	$(8)	$232
Corporate debt securities	391	—	(9)	382
Certificates of deposit	718	—	—	718
	$1,349	$—	$(17)	$1,332
December 31, 2004
Debt securities of the U.S. Government	$195	$—	$(1)	$194
Corporate debt securities	360	1	(4)	357
Certificates of deposit	549	—	—	549
	$1,104	$1	$(5)	$1,100

As of September 30, 2005, all unrealized losses in investments were the result of increases in interest rates. These investments are not considered other-than-temporarily impaired because the Company has the ability and intent to hold these investments for a period of time sufficient for a forecasted recovery in value, which may be upon maturity.

The maturity schedule of all investments owned along with amortized cost and estimated fair value as of September 30, 2005 is as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$979	$972
Due after one year through five years	370	360
	$1,349	$1,332

5. Capitalized Customer Acquisition Costs, Net

A summary of the capitalized customer acquisition costs, net is as follows as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(In thousands)
Capitalized signing bonuses	$49,313	$40,407
Less accumulated amortization	(20,319)	(15,862)
	28,994	24,545

Capitalized customer deferred acquisition costs	30,752	21,350
Less accumulated amortization	(19,216)	(11,648)
	11,536	9,702

	$40,530	$34,247

A summary of the activity in capitalized customer acquisition costs, net for the three and nine-month periods ended September 30, 2005 and 2004 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Balance at beginning of period	$38,419	$27,862	$34,247	$22,321
Plus additions to:
Capitalized signing bonuses, net	4,981	5,701	14,723	15,178
Capitalized customer deferred acquisition costs	3,446	2,850	9,402	7,731
	8,427	8,551	24,125	22,909
Less amortization expense on:
Capitalized signing bonuses, net	(3,575)	(2,784)	(10,273)	(8,201)
Capitalized customer deferred acquisition costs	(2,741)	(2,110)	(7,569)	(5,510)
	(6,316)	(4,894)	(17,842)	(13,711)
Balance at end of period	$40,530	$31,519	$40,530	$31,519

Net signing bonus adjustments from estimated amounts to actual were $(1.3) million and $(0.5) million, respectively, for the three months ended September 30, 2005 and 2004 and $(2.7) million and $(0.9) million, respectively, for the nine months ended September 30, 2005 and 2004. Net signing bonus adjustments are netted against additions in the table above.

Fully amortized signing bonuses of $1.3 million and $5.8 million respectively, were written off during the three and nine-month periods ended September 30, 2005.

The Company believes that no impairment has occurred as of September 30, 2005 and December 31, 2004.

6. Property and Equipment, Net

A summary of property and equipment, net is as follows as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(In thousands)
Computer hardware and software	$20,547	$13,611
Furniture, fixtures and equipment	2,229	1,709
Leasehold improvements	3,342	1,601
	26,118	16,921
Less accumulated depreciation	(9,909)	(5,977)
	$16,209	$10,944

Depreciation expense for the three months ended September 30, 2005 and 2004 was $1.4 million and $1.0 million, respectively. For the nine months ended September 30, 2005 and 2004, depreciation expense was $4.1 million and $2.9 million, respectively.

7. Borrowings and Financing Arrangements

A summary of borrowings and financing arrangements is as follows as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(In thousands)
Financing Arrangements	$496	$10,241
Revolver Advance Facility	—	2,069
Purpose and Ability Line of Credit	—	784
	496	13,094
Less current portion	272	5,286
Long-term portion of borrowings and financing arrangements	$224	$7,808

Principal payments due on borrowings and financing arrangements for the next five years are as follows:

Twelve Months Ended September 30,	(In thousands)
2006	$272
2007	224
Thereafter	—

Financing Arrangements. On December 31, 1999 the Company signed a Merchant Services Purchase and Sale Agreement with National Processing Company, which was amended by a First Modification Agreement in December, 2000, and Amendment No. 1 to the First Modification Agreement in December, 2001. Under these agreements, the Company agreed to the transfer of merchant contracts generating a specified amount of net revenue to the transferee, and to pay all cash flows, net of servicing fees and chargeback losses, associated with specific lists of merchant contracts that were committed to the arrangement. This transaction has been treated as a financing arrangement, as discussed in Note 2. As a result, the Company had recorded a liability of $23.0 million on December 31, 1999, which was reduced by servicing payments and the value of converted contracts. The respective amendments of the agreements had the effect of triggering sale treatment for those contracts that were converted to the transferee’s systems in 2000, 2001 and 2002. Effective August 1, 2002, the Company signed a five-year servicing agreement with the transferee, in which the Company agreed to provide servicing to those merchants in a defined final pool that had not been converted to the transferee’s processing systems, and that no further conversions would be made. The servicing agreement is terminable by the transferee upon the occurrence of certain change in control events, upon material breach by the Company, if merchant losses exceed a specified threshold, or if the Company enters into bankruptcy, receivership or other like status, in which event the transferee will be responsible for the conversion of the remaining serviced merchants to their processing systems. The interest rate at September 30, 2005 was 4.26% and the balance outstanding was $0.5 million.  The expected cash flows were based on the actual historical cash flows of the merchant contracts, reduced by an expected annual volume attrition rate of 15%. Any significant differences between actual future payments and expected payments will result in a change to that interest rate, which will be applied prospectively. In this later stage of the term of this financing arrangement, the calculation of the interest cost and remaining balance of the financing arrangement is relatively insensitive to changes in portfolio attrition.

On November 1, 2000, the Company signed a Merchant Portfolio Purchase Agreement and an associated Servicing Agreement with Certegy Inc., each of which was amended on January 16, 2002. Under these agreements, the Company paid all cash flows, net of servicing fees and chargeback losses, related to the transferred merchant contracts to the transferee. This transaction had been treated as a financing arrangement, as discussed in Note 2. As a result, the Company recorded a liability of $22.0 million on November 1, 2000, and the payments made through August 31, 2005 represented interest plus principal repayments.  On September 23, 2005, the Company reacquired the remaining 2,400 merchant contracts from Certegy Inc. for a cash payment of $3.0 million, fully extinguishing its obligations under the financing arrangement. The outstanding balance of this financing arrangement at the time of extinguishment was $8.1 million, resulting in a pre-tax gain on the settlement of a financing arrangement of $5.1 million.

Loan and Security Agreement.  On August 28, 2002, the Company signed a Loan and Security Agreement for two loan instruments; this Agreement was amended on November 6, 2003, June 23, 2004 and May 26 ,2005.

The first instrument was a Revolver Advance Facility (“Revolver”), which was used solely to fund the buyout of residual commissions from Relationship Managers and sales managers. Borrowings on the Revolver could not exceed $3,500,000. The Revolver accrued interest at the prime rate. The entire outstanding principal balance of $2.1 million plus all accrued interest and fees was paid on August 17, 2005 and the Revolver expired in accordance with its terms.

The second instrument was a $3,000,000 Purpose and Ability Line of Credit Facility (“Line of Credit”). The Line of Credit accrued interest at the prime rate. The entire principal balance of $0.8 million plus all accrued interest and fees was paid on August 17, 2005 and the Line of Credit expired in accordance with its terms.

8. Merchant Deposits and Loss Reserves

The Company’s merchants have the liability for any charges properly reversed by the cardholder through a mechanism known as a chargeback. If the merchant is unable to pay this amount, the Company will be liable to the Visa and MasterCard associations for the reversed charges.

During 2003, the Company adopted FIN 45. Under FIN 45, the Company determined that the fair value of the obligation to stand ready to perform is minimal. The Company requires personal guarantees, merchant deposits and letters of credit from certain merchants to minimize its obligation. As of September 30, 2005 and December 31, 2004, the Company held merchant deposits totaling $7.9 million and $6.7 million, and letters of credit totaling $679,000 and $30,000, respectively.

The Visa and MasterCard associations generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company’s transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company’s exposure to chargebacks is the last four months’ processing volume on its portfolio, which was $12.2 billion and $9.0 billion for the four months ended September 30, 2005 and December 31, 2004, respectively. However, for the four months ended September 30, 2005 and December 31, 2004, the Company was presented with $6.3 million and $5.6 million, respectively, in chargebacks by issuing banks. In the nine months ended September 30, 2005 and the year ended December 31, 2004, the Company incurred merchant credit losses of $0.8 million and $0.9 million, respectively, on total dollar volume processed of $24.7 billion and $25.0 billion, respectively. These credit losses are included in “Processing and Servicing Costs” in the Company’s consolidated statements of operations.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company’s clients. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a reserve for estimated credit and fraud losses on its consolidated balance sheets, amounting to $481,000 on September 30, 2005 and $468,000 on December 31, 2004. This reserve is determined by performing an analysis of the Company’s historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the three and nine-month periods ended September 30, 2005 and 2004 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Beginning balance	$475	$511	$468	$589
Additions to reserve	211	65	835	614
Charges against reserve	(205)	(96)	(822)	(723)
Ending Balance	$481	$480	$481	$480

9. Accrued Buyout Liability

A summary of the accrued buyout liability is as follows as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(In thousands)
Vested Relationship Managers and sales managers	$26,242	$25,788
Unvested Relationship Managers and sales managers	1,211	1,247
	27,453	27,035
Less current portion	9,663	9,327
Long-term portion of accrued buyout liability	$17,790	$17,708

A summary of the activity in the accrued buyout liability for the three and nine-month periods ended September 30, 2005 and 2004 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Beginning balance	$29,725	$21,771	$27,035	$17,985
Increase in settlement obligation, net	4,167	2,748	11,838	8,586
Buyouts	(6,439)	(184)	(11,420)	(2,236)
Ending balance	$27,453	$24,335	$27,453	$24,335

The increase in settlement obligation is due to new merchant account signings, as well as same-store sales growth and changes in gross margin, partially offset by the impact of merchant attrition. Included in the $11.4 million of buyout payments in the nine months ended September 30, 2005 was $3.8 million used by salespersons who participated in the PEPShares Plan to exercise their options to acquire 677,544 shares of the Company’s common stock.

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.2 million at September 30, 2005 and $0.2 million at December 31, 2004.

10. Convertible Preferred Stock and Warrants

Series A Senior Convertible Participating Preferred Stock. The Series A Senior Convertible Participating Preferred Stock (the “Convertible Preferred”) automatically converted into 13,333,334 shares of the Company’s Common Stock upon the August 16, 2005 closing of the Company’s initial public offering. Prior to that automatic conversion, the Convertible Preferred was convertible by the holders at any time, participated equally in dividends and distributions with the Common Stock, paid no other dividends and had a liquidation preference of $80 million.

The holders of the Convertible Preferred previously held five-year warrants to purchase an additional 2,000,000 shares of the Company’s Common Stock at a price of $2.63 per share. These warrants were originally valued at $1.5 million. The Company redeemed these warrants on September 28, 2004 by paying the holders the net consideration of $5.25 million.

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

Warrants. On July 26, 2001, the Company signed a Loan and Security Agreement with BHC Interim Funding, L.P., and received a Term Loan (the “BHC Bridge Loan”) in the amount of $4.76 million. The BHC Bridge Loan was repaid on October 11, 2001. In connection with this agreement, the Company issued 337,810 five-year mandatory redeemable warrants to purchase its Common Stock for $0.005, which were initially valued at $605,049. Commencing July 26, 2003, the holder could require the Company to redeem these warrants at their per share fair value. The Company recorded these warrants as debt at their estimated fair value.

On January 8, 2004, the warrant holder elected to cause the Company to redeem 168,906 shares at the fair value of $6.25 per share. On August 16, 2005, the closing date for the Company’s initial public offering, the Company exercised its right to require the warrant holder to exercise its remaining warrants for 168,904 shares at the exercise price of $0.005 per share.

The Company adjusted the carrying value of the warrants by $0.5 million during the year ended December 31, 2004 and by $2.9 million during the nine months ended September 30, 2005 to reflect the estimated fair value of $9.28 and $26.51 per share, respectively. Upon the exercise of the warrants, their full carrying value of $4.5 million was transferred to stockholders’ equity.

11. Income Taxes

The provision for income taxes for the three and nine-month periods ended September 30, 2005 and 2004 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Current
Federal	$3,119	$687	$7,753	$1,650
State	720	159	1,785	421
Deferred
Federal	1,354	788	836	2,209
State	314	183	194	473
Total provision for income taxes	$5,507	$1,817	$10,568	$4,753

The differences in federal income taxes provided and the amounts determined by applying the federal statutory tax rate of 35% to income before income taxes for the nine months ended September 30, 2005 and 2004 are:

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
	%	Amount	%	Amount
		(In thousands)		(In thousands)
U.S. federal income tax at statutory rate	35.00%	$8,463	35.00%	$3,973
U.S. state and local income taxes, net	5.32%	1,286	5.12%	581
Warrants	3.04%	735	1.57%	178
Nondeductible expenses	0.15%	37	0.56%	64
Other, net	0.19%	47	(0.38)%	(43)
Provision for income taxes	43.70%	$10,568	41.87%	$4,753

The net deferred tax asset was comprised of the following at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(In thousands)
Deferred tax assets:
Merchant contract costs	$20,109	$15,317
Borrowings and financing arrangement	211	4,353
Loss reserve and accounts receivable allowance	308	270
Other	—	1
Deferred tax asset	20,628	19,941
Deferred tax liabilities:
Capitalized signing bonus	12,323	10,432
Deferred state tax liability	379	447
Software development	1,566	1,065
Property and equipment	610	1,217
Deferred tax liability	14,878	13,161
Net deferred tax asset	5,750	6,780
Less current portion	1,483	2,129
Net deferred tax asset – non current portion	$4,267	$4,651

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

Future minimum lease commitments under noncancelable leases as of September 30, 2005 are as follows:

Twelve Months Ended September 30,	(In thousands)
2006	$1,670
2007	1,696
2008	1,131
2009	742
2010	611
Thereafter	1,412
$7,262

Rent expense for leased property was $374,000 and $286,000, respectively, for the quarter ended September 30, 2005 and 2004 and $970,000 and $842,000, respectively, for the nine months ended September 30, 2005 and 2004.

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

13. Related Party Transactions

In October 2004, the Company’s former President and Chief Operating Officer sold 129,000 shares of common stock back to the Company at a price of $9.28 per share in connection with his severance agreement.

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

On March 28, 2005, Carr Holdings, L.L.C. sold 40,000 shares of the Company’s common stock to Thomas Sheridan, the Executive Director of the Company, at a price of $9.28 per share. In addition, Carr Holdings, L.L.C. granted Mr. Sheridan an option to purchase an additional 40,000 shares of the Company’s common stock at any time prior to the earlier of (i) March 31, 2006, if the Company has not consummated its initial public offering or (ii) six months and 15 days after the consummation of the Company’s initial public offering.

On May 3, 2005, Carr Holdings, L.L.C. sold 27,236 shares of the Company’s common stock to LLR Equity Partners, L.P. and 2,764 shares of its common stock to LLR Equity Partners Parallel, L.P., an affiliated investment fund of LLR Equity Partners, L.P., at a price of $9.80 per share.

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

The Company allocates revenues, expenses, assets and liability to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources and corporate services. At September 30, 2005 and 2004, 87% and 84% respectively, of the payroll segment’s total assets were funds that the Company holds as a fiduciary for payment to taxing authorities. The Company only operates in the United States and does not have any major individual customers.

A summary of the Company’s segments for the three and nine-month periods ended September 30, 2005 and 2004 are as follows:

	Card	Payroll	Unallocated Corporate Administration Amounts	Amount
	(In thousands)
Three Months Ended September 30, 2005
Total revenue	$227,053	$1,039	$—	$228,092
Depreciation and amortization	1,332	29	86	1,447
Interest income	178	61	—	239
Interest expense	418	—	—	418
Net income (loss)	8,854	141	(2,459)	6,536
Total assets	180,140	10,329	—	190,469

Three Months Ended September 30, 2004
Total revenue	163,798	868	—	164,666
Depreciation and amortization	909	77	14	1,000
Interest income	24	26	—	50
Interest expense	352	-	—	352
Net income (loss)	4,332	54	(1,856)	2,530
Total assets	111,355	6,567	—	117,922

	Card	Payroll	Unallocated Corporate Administration Amounts	Amount
	(In thousands)
Nine Months Ended September 30, 2005
Total revenue	$604,379	$3,270	$—	$607,649
Depreciation and amortization	3,753	86	217	4,056
Interest income	245	177	—	422
Interest expense	1,391	—	—	1,391
Net income (loss)	19,411	752	(6,552)	13,611
Total assets	180,140	10,329	—	190,469

Nine Months Ended September 30, 2004
Total revenue	432,450	2,717	—	435,167
Depreciation and amortization	2,746	86	37	2,869
Interest income	59	71	—	130
Interest expense	965	—	—	965
Net income (loss)	10,761	353	(4,517)	6,597
Total assets	111,355	6,567	—	117,922

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

Basic earnings per share is computed and presented under the two-class method and is based on the weighted average number of common shares outstanding and assumes an allocation of net income to the Series A Senior Convertible Participating Preferred Stock (the “Convertible Preferred”) for the period or portion of the period that the Convertible Preferred was outstanding. The Convertible Preferred automatically converted into 13,333,334 shares of the Company’s common stock upon the August 16, 2005 closing of the Company’s initial public offering. Had the Company computed basic earnings per share for the three months ended September 30, 2005 as if the Convertible Preferred had been converted at the beginning of the period, the computation would have resulted in the same amount for basic earnings per share.

Weighted average shares outstanding and dilutive securities have been adjusted to reflect a two-for-one stock split on July 26, 2005. The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share using the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Basic:
Weighted average common stock outstanding	24,995	16,453	19,331	16,402
Earnings per share	$0.21	$0.08	$0.46	$0.21

Diluted:
Net income attributable to common	$5,210	$1,312	$8,883	$3,418
Plus: income allocated to Series A Senior Convertible Participating Preferred Stock	1,326	1,218	4,728	3,179
Net income	$6,536	$2,530	$13,611	$6,597

Basic weighted average common stock outstanding	24,995	16,453	19,331	16,402
Effect of dilutive instruments:
Stock options	5,781	2,854	4,666	1,964
Warrants	86	169	141	169
Series A Senior Convertible Participating Preferred Stock	7,785	15,238	12,726	15,238
Diluted weighted average shares outstanding	38,647	34,714	36,864	33,773
Earnings per share	$0.17	$0.07	$0.37	$0.20

16.  Financial Statement Restatement

Subsequent to filing Amendment No. 1 to the Form S-1 in March 2005, the Company determined that given the revenue guarantees and servicing agreements associated with a transfer of merchant contracts to a third party in 1999 (as discussed in Notes 2 and 7), the previous recognition of the transfer as a sale was not appropriate. Consequently, and pursuant to the provisions of EITF 87-34, EITF 90-21 and EITF 95-5, the Company recognized the transfer as a financing arrangement until such time as the conditions for recognizing the transfers of individual merchant contracts as sales were met. Cash paid to the transferee represents principal repayment and interest on the financing arrangement. Payments include all cash flows, net of servicing fees and charge back losses, associated with specific lists of merchant contracts that were committed to the arrangement prior to a merchant’s conversion to the transferee’s processing systems. Until the efforts to convert merchants to the transferee’s processing systems ceased in 2002, payments also included the estimated fair value of merchant contracts that had converted and which were recognized as sales. The Company currently records revenue and costs of services associated with the unconverted merchant contracts.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included elsewhere in this report, and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the risk factors contained in our annual report on Form 10, as amended, for the year ended December 31, 2004.

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

Overview

General

We provide bank card-based payment processing services to merchants in the United States. As of September 30, 2005, we provided our payment processing services to approximately 106,500 active merchants located across the United States. This represents a 25.5% increase over the 84,870 active merchants at September 30, 2004. Our processing volume for the three months ended September 30, 2005 was $9.3 billion, a 36.1% increase from the $6.8 billion processed during the same period in 2004. For the nine months ended September 30, 2005 our processing volume was $24.7 billion, a 36.0% increase from $18.1 billion for the nine months ended September 30, 2004.  For the years ended December 31, 2004, 2003 and 2002, our processing volume was $25.0 billion, $17.9 billion and $14.4 billion, respectively.

Our revenue is recurring in nature, as we typically enter into three-year service contracts that, in order to qualify for the agreed-upon pricing, require the merchant to achieve processing volume minimums. Most of our gross revenue is payment processing fees, which are a combination of a fee equal to a percentage of the dollar amount of each Visa or MasterCard transaction we process plus a flat fee per transaction. We make mandatory payments of interchange fees to card-issuing banks through Visa and MasterCard and dues and assessment fees to Visa and MasterCard. Our business volume, and consequently gross processing revenue, is largely driven by the cumulative growth in the number of merchants with whom we have processing contracts. This in turn is the result of the number of merchants that we install during a period, offset by the number of merchants who cease processing with us during that period. We also generally benefit from consumers’ increasing use of bank cards in place of cash and checks.

Significant increases in our sales force have led to significant growth in the number of merchants with whom we have processing contracts. Our sales managers are compensated based on their success in growing the sales force and increasing the merchant base in their regions. Our sales force grew from 832 at December 31, 2004, to 970 at September 30, 2005. The number of new merchants installed during the nine months ended September 30, 2005 grew by approximately 15.4% to 34,320 new merchants, compared to 29,739 new merchants installed during the nine months ended September 30, 2004. In order to continue to increase our gross processing revenue, we intend to increase both the size and productivity of our sales force. As a result of our commission-only compensation system for our sales force, which is required to work exclusively for us, we are able to increase the size of our sales force with minimal upfront costs. However, since we pay signing bonuses and commissions approximating 92% of the gross margin generated by a merchant in its first year, growth in merchant accounts consumes significant capital, as it typically takes approximately 11 months of processing to cover the signing bonus and commission outlays.

Same store sales, which represent the change in processing volume for all merchants that were processing with us in the same month a year earlier, grew 5.0% on average in 2003, 7.5% on average in 2004 and 7.7% on average in the nine months ended September 30, 2005. This same store sales growth resulted from the combination of the increasing use by consumers of bank cards for the purchase of goods and services at the point of sale, and sales growth experienced by our retained merchants, some of which was likely the result of an improved economy.

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

•                  processing costs, which are either paid to third parties, or represent the cost of our own authorization/capture system. During the nine months ended September 30, 2005, third party costs represented about 74% of our processing costs, compared to 77% during 2004, with internal costs representing the remainder. Approximately 76% and 72%, respectively, of our third-party processing costs for the nine months ended September 30, 2005 and 2004 were paid to Vital; and

•                  miscellaneous items, including telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, bank sponsorship costs and other direct merchant servicing expenses.

Customer acquisition costs reflect the amortization over the initial three-year contract term of the cash signing bonus paid and the deferred acquisition costs for vested Relationship Managers and sales managers, as well as changes in the accrued buyout liability, which reflect the impact of buyouts and volume attrition.

Depreciation and amortization expenses are primarily recognized on a straight-line basis over the estimated useful life of the asset. We have made significant capital expenditures for computer hardware and software and such costs are generally depreciated over three to five years.

Selling and administrative expenses include salaries and wages and other administrative expenses. The two most significant elements in these expenses are our information technology infrastructure costs and our marketing expenses.

Other income (expense) consists of interest income on cash and investments, the interest cost on our borrowings, the gains or losses on the disposal of property, plant and equipment and other non-recurring income or expense items. Other income (expense) also includes the adjustment to the fair value of our outstanding warrants with mandatory redemption provisions and the gain on the settlement of a financing arrangement.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These consolidated financial statements are unaudited. In our opinion, the unaudited interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at September 30, 2005, our results of operations for the three and nine months ended September 30, 2005 and 2004, our changes in stockholders’ equity for the nine months ended September 30, 2005 and our cash flows for the nine months ended September 30, 2005 and 2004. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2005. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.  Actual results could differ from those estimates. Our significant accounting policies are more fully described in note 2 to our consolidated financial statements included elsewhere in this report and in our annual report on Form 10, as amended, for the year ended December 31, 2004. The critical accounting estimates described here are those that are most important to the depiction of our financial condition and results of operations, including those whose application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain. The line items on our income statement and balance sheet impacted by management’s estimates are described below.

Revenue

We pay nearly 75% of our reported gross processing revenue as interchange fees to the card issuing banks. Certain of our competitors report their revenue net of interchange fees. This is because the issuing banks make their payments to these competitors net of those interchange fees, and these acquirers pay this reduced amount to their merchants. We do not offset gross processing revenue and interchange fees because our business practice is to arrange for our sponsor bank to advance the interchange fees to most of our merchants when settling their transactions (thus paying the full amount of the transaction to the merchant), and then to collect our full discount fees from our merchants on the first business day of the next month. We believe this policy aids in new business generation, as our merchants benefit from bookkeeping simplicity. However, it results in our carrying a large receivable from our merchants at each period-end, and a corresponding but smaller payable to our sponsor bank, both of which are settled on the first business day after the period-end. As we are at risk for the receivables, we record the associated revenues on a gross processing revenue basis in our income statements.

Capitalized Customer Acquisition Costs

Capitalized customer acquisition costs consist of (1) up-front signing bonuses paid to Relationship Managers and sales managers, referred to as the salesperson or salespersons, for the establishment of new merchant relationships, and (2) deferred acquisition cost representing the cost of buying out the commissions of vested salespersons. The capitalized customer acquisition costs are amortized using a method which approximates a proportional revenue approach over the initial three-year term of the merchant contract.

The amount of the up-front signing bonus paid is based on the estimated gross margin (calculated by deducting interchange fees, dues and assessments and all costs incurred in underwriting, processing and servicing an account from gross processing revenue) for the first year of the merchant contract. The signing bonuses paid during the nine months ended September 30, 2005 and the year ended December 31, 2004 were $17.4 million and $21.6 million, respectively. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The deferred acquisition cost is accrued over the first year of merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

The amount of signing bonus paid which remained subject to adjustment at September 30, 2005 and December 31, 2004 was $22.9 million and $21.6 million, respectively. The net signing bonus adjustments made during the nine months ended September 30, 2005 and the year ended December 31, 2004 were $(2.7) million and $(1.4) million, respectively. Negative signing bonus adjustments result from the overpayment of signing bonuses previously paid, which are recovered from the relevant salesperson.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss for the nine months ended September 30, 2005 and the year ended December 31, 2004.

Accrued Buyout Liability

We pay our salespersons residual commissions based on the gross margin generated from the monthly processing activity of merchants signed by them. A portion, typically 25% of the residual commissions we owe to the salesperson, is deemed to be a servicing fee and is not accrued. For the remainder of their residual commissions (referred to as the “owned” portion of such commissions, or “portfolio equity”) the salesperson has no obligation to perform services for so long as the merchant continues processing with us. We accrue the buyout liability, which represents the current settlement cost of buying out all vested and expected-to-vest salespersons for the owned portion of such commissions. We also record a deferred acquisition cost asset related to those buyouts, and amortize that asset as an expense over the initial 3-year contract term.

We consider a salesperson to be vested once they have established merchant relationships that generate the equivalent of $10,000 of monthly gross margin. Vested status entitles the salesperson to his or her residual commissions for as long as the merchant processes with us, even if the salesperson is no longer employed by us.

The accrued buyout liability is based on the merchants we have under contract at the balance sheet date, the gross margin we generated from those accounts in the prior twelve months, and the fixed buyout multiple. The liability related to a new merchant is therefore zero when the merchant is installed, and increases over the twelve months following the installation date.

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.2 million at September 30, 2005 and $0.2 million at December 31, 2004.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 to 2 1/2 years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur a loss on the transaction. During the nine months ended September 30, 2005 and the 2004 full year, we made buyout payments of approximately $11.4 million and $2.2 million, respectively. Included in the $11.4 million of buyout payments in the nine months ended September 30, 2005 was $3.8 million used by salespersons who participated in the PEPShares Plan to exercise their options to acquire 677,544 shares of our common stock. In 2004, we processed fewer buyouts as a result of contract modifications and our initial public offering process. We expect to make significant buyout payments in the future, as such buyouts reduce the monthly payments we will have to make to our salespersons for such merchants in the future.

Chargebacks, Reject Losses and Merchant Deposits

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder’s dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. If the Relationship Manager who installed the merchant is still employed by us, that Relationship Manager bears a portion of this loss through a reduction in our payment of residual commissions or signing bonuses to such Relationship Manager. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At September 30, 2005 and December 31, 2004, we held merchant deposits totaling $7.9 million, and $6.7 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent processing volume. At September 30, 2005 and December 31, 2004, our loss reserve totaled $481,000 and $468,000, respectively. Aggregate merchant losses, including losses charged to operations and the loss reserve, were $822,000 and $940,000 for the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively.

Stock Options

We account for our stock options using the intrinsic value method, with no compensation expense being recognized for the stock-based compensation plan because the options are granted at an exercise price that in most cases was higher than, and in all cases was at least equal to, the estimated fair value at the grant date. As a company with no established market for our common stock, and consistent with existing accounting literature, prior to the initial filing of our registration statement with the Securities and Exchange Commission in August 2004, we assumed a volatility factor of 0%. As a result, had the compensation been determined based on the fair value method, our net income would remain unchanged. For those periods after the filing of our initial registration statement, a 50% volatility assumption was used in estimating the fair value of options. As a result of applying the 50% volatility assumption, had compensation expense been determined based on the fair value method, reported net income for the nine months ended September 30, 2005 would have been reduced $3.8 million, or $0.10 per diluted share and reported net income for the year ended December 31, 2004 would have been reduced by $5.5 million, or $0.16 per diluted share. The 50% volatility assumption was determined by referencing the average volatility assumed by six of our public company peers.

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

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Three Months Ended September 30, 2005	% of Total Revenue	Three Months Ended September 30, 2004	% of Total Revenue	Change
					Amount	%
Revenue:
Gross processing revenue	$224,816	98.6%	$163,130	99.1%	$61,686	37.8%
Other revenue, net	3,276	1.4%	1,536	0.9%	1,740	113.3%
Total revenue	228,092	100.0%	164,666	100.0%	63,426	38.5%
Costs of Services:
Interchange	168,550	73.9%	120,653	73.3%	47,897	39.7%
Dues and assessments	8,624	3.8%	6,397	3.9%	2,227	34.8%
Processing and servicing	22,567	9.9%	18,337	11.1%	4,230	23.1%
Customer acquisition costs	7,037	3.1%	5,038	3.1%	1,999	39.7%
Depreciation and amortization	1,447	0.6%	1,000	0.6%	447	44.7%
Total costs of services	208,225	91.3%	151,425	92.0%	56,800	37.5%
Selling and administrative	10,169	4.5%	8,294	5.0%	1,875	22.6%
Total expenses	218,394	95.7%	159,719	97.0%	58,675	36.7%
Income from operations	9,698	4.3%	4,947	3.0%	4,751	96.0%
Other income (expense):
Interest income	239	0.1%	50	––	189	378.0%
Interest expense	(418)	(0.2)%	(352)	(0.2)%	(66)	(18.8)%
Fair value adjustment for warrants with mandatory redemption provisions	(2,620)	(1.1)%	(298)	(0.2)%	(2,322)	(779.2)%
Gain on settlement of financing arrangement	5,140	2.3%	—	—	5,140	—
Other, net	4	––	—	––	4	0.0%
Total other income (expense)	2,345	1.0%	(600)	(0.4)%	2,945	490.8%
Income before income taxes	12,043	5.3%	4,347	2.6%	7,696	177.0%
Provision for income taxes	5,507	2.4%	1,817	1.1%	3,690	203.1%
Net income	$6,536	2.9%	$2,530	1.5%	$4,006	158.3%

Revenue.   Total revenue increased 38.5% from $164.7 million for the three months ended September 30, 2004 to $228.1 million for the three months ended September 30, 2005, primarily as a result of a 37.8% increase in our gross processing revenue from $163.1 million for the three months ended

September 30, 2004 to $224.8 million for the three months ended September 30, 2005. Our processing volume for the three months ended September 30, 2005 increased 36.1% to $9.3 billion, compared to $6.8 billion for the three months ended September 30, 2004. These increases in gross processing revenue and processing volume were primarily attributable to a net increase in merchant accounts, with the number of merchant accounts growing by approximately 25.5% from 84,870 as of September 30, 2004 to 106,500 as of September 30, 2005. The increase in new merchant accounts during this period was primarily the result of the growth in our sales force, combined with improved production from our existing sales force. The sales force grew by 17.0% from 829 at September 30, 2004 to 970 at September 30, 2005. Gross processing revenue also includes payroll processing fees, which increased by 19.7% from $0.9 million for the three months ended September 30, 2004 to $1.0 million for the three months ended September 30, 2005. Total revenue also includes other revenue, net which increased by 113.3% from $1.5 million for the three months ended September 30, 2004 to $3.3 million for the three months ended September 30, 2005. The increase in other revenue was primarily due to increases in annual fees, and equipment related income.

Costs of services.  Costs of services increased 37.5% from $151.4 million for the three months ended September 30, 2004 to $208.2 million for the three months ended September 30, 2005 due primarily to an increase in interchange fees, which resulted from higher processing volume. Cost of services represented 91.3% and 92.0% of total revenue for the three months ended September 30, 2005 and 2004, respectively. Interchange fees represented 73.9% of total revenue for the three months ended September 30, 2005 and 73.3% of total revenue for the three months ended September 30, 2004. Dues and assessments increased 34.8% from $6.4 million for the three months ended September 30, 2004 to $8.6 million for the three months ended September 30, 2005 due to the increased processing volume. As a percentage of total revenue, dues and assessments declined from 3.9% to 3.8% for the three months ended September 30, 2004 and 2005, respectively.

Processing and servicing expense increased by $4.2 million, or 23.1%, in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 and as a percentage of total revenue declined from 11.1% for the three months ended September 30, 2004 to 9.9% for the three months ended September 30, 2005. The increase in processing and servicing expense was due primarily to costs associated with increased volume, a $1.5 million increase in residual commission payments to our salespersons related to their portion of the growth in our gross margin, and increases in the number of support personnel in the service center. Since our sales organization is 100% commission-based, increases in processing income directly impact commissions in cost of services. Processing and servicing as a percentage of total revenue decreased primarily due to improved merchant pricing, leveraging the lower costs of our internally developed front-end processing system, HPS Exchange, and growth in our service center staff that was slower than our revenue growth. Over 67% of new merchants installed during the three months ended September 30, 2005 were installed on HPS Exchange, and we have completed some conversions from other front-end processors, so that HPS Exchange represented approximately 55% of our total processing transactions for the three months ended September 30, 2005, up from 36% for the three months ended September 30, 2004. We expect the increasing share of HPS Exchange in our total merchant base to continue in the future. Included in processing and servicing expense was $42,000 of payroll processing costs for the three months ended September 30, 2005, which increased 7.7% from $39,000 for the three months ended September 30, 2004.

Customer acquisition costs increased 39.7% from $5.0 million for the three months ended September 30, 2004 to $7.0 million for the three months ended September 30, 2005. The amortization of signing bonuses increased from $2.8 million for the three months ended September 30, 2004 to $3.6 million for the three months ended September 30, 2005, while the amortization of capitalized customer deferred acquisition costs grew from $2.1 million for the three months ended September 30, 2004 to $2.7 million for the three months ended September 30, 2005. Increases in new merchant account installations and processing volume were primarily responsible for the increases in the amortization of both the capitalized customer deferred acquisition costs and signing bonuses.

Depreciation and amortization expenses increased 44.7% from $1.0 million for the three months ended September 30, 2004 to $1.4 million for the three months ended September 30, 2005. The increase was primarily due to the purchase of information technology equipment to support the network and the development of HPS Exchange. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over three to five years. The amount capitalized decreased from $398,000 for the three months ended September 30, 2004 to $320,000 for the three months ended September 30, 2005. The total amount of capitalized projects placed in service for the three months ended September 30, 2005 and 2004 was $2.0 million and $30,000, respectively.  Capitalized projects placed in service for the three months ended September 30, 2005 included Passport, our own back-end processing system.

Selling and administrative.   Selling and administrative expenses increased 22.6% from $8.3 million for the three months ended September 30, 2004 to $10.2 million for the three months ended September 30, 2005. The increase was primarily due to added costs necessary to continue building our corporate and marketing infrastructure to meet our sales initiatives. Selling and administrative expenses as a percentage of total revenue declined from 5.0% for the three months ended September 30, 2004 to 4.5% for the three months ended September 30, 2005, as revenue growth outpaced the increase in expenses. Our payroll operation’s selling and administrative expenses increased by 37% from $405,000 for the three months ended September 30, 2004 to $556,000 for the three months ended September 30, 2005.

Income from operations.  For the reasons described above, income from operations improved from $4.9 million for the three months ended September 30, 2004 to $9.7 million for the three months ended September 30, 2005.

Interest income.   Interest income increased from $50,000 to $239,000 in the three months ended September 30, 2004 and 2005, respectively, due primarily to increased interest rates as well as interest earned on cash proceeds from our initial public offering.

Interest expense.   Interest expense increased from $352,000 for the three months ended September 30, 2004 to $418,000 for the three months ended September 30, 2005. Most of our interest expense arises from the practice of having our sponsor bank advance interchange fees to most of our merchants.  In August 2005, we began using a portion of our available cash to fund these advances. In future periods, these advances to our merchants will be funded first with our cash available for investment, then by incurring a payable to our sponsor bank when that cash has been expended. We pay the sponsor bank the prime rate on those balances. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants. Those balances were higher for the three months ended September 30, 2005 due to increased processing volume and the prime rate has increased significantly from 2004 to 2005.

The impact of higher balances payable to the sponsor bank was partially offset by decreases in interest expense resulting from repayments of our revolver advance facility and line of credit using proceeds from our initial public offering, and reductions in borrowings under financing arrangements as the outstanding balance declined from $10.9 million as of September 30, 2004 to $0.5 million as of September 30, 2005.

Fair value adjustment for warrants with mandatory redemption provisions.   We recognized expense of $2.6 million during the three months ended September 30, 2005 to adjust the warrants’ carrying value to $26.51 per share, the closing price of our common stock on the day prior to the exercise of the warrants. The adjustment for the three months ended September 30, 2004 was $0.3 million.

Gain on settlement of financing arrangement. On September 23, 2005, we reacquired the remaining 2,400 merchant contracts previously transferred to Certegy Inc. in a transaction accounted for as a financing arrangement for a cash payment of $3.0 million, fully extinguishing our obligations under the financing arrangement. The outstanding balance of this financing arrangement at the time of extinguishment was $8.1 million, resulting in a pre-tax gain on the settlement of a financing arrangement of $5.1 million in the three months ended September 30, 2005.

Other, net.   Other, net expense of $4,000 was recorded for the three months ended September 30, 2005.

Income Tax.   Income taxes for the three months ended September 30, 2005 were $5.5 million using an effective tax rate of 45.7%. This represented an increase from the 41.8% effective rate for the three months ended September 30, 2004, which resulted in taxes of $1.8 million. The increase in our effective tax rate for the three months ended September 30, 2005 resulted from recording a non-deductible fair value adjustment for warrants.

Net income.   As a result of the above factors, net income increased from $2.5 million for the three months ended September 30, 2004 to $6.5 million for the three months ended September 30, 2005.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Nine Months Ended September 30, 2005	% of Total Revenue	Nine Months Ended September 30, 2004	% of Total Revenue	Change
					Amount	%
Revenue:
Gross processing revenue	$597,717	98.4%	$430,025	98.8%	$167,692	39.0%
Other revenue, net	9,932	1.6%	5,142	1.2%	4,790	93.2%
Total revenue	607,649	100.0%	435,167	100.0%	172,482	39.6%
Costs of Services:
Interchange	444,100	73.1%	316,099	72.6%	128,001	40.5%
Dues and assessments	22,938	3.8%	16,931	3.9%	6,007	35.5%
Processing and servicing	64,920	10.7%	49,953	11.5%	14,967	30.0%
Customer acquisition costs	20,278	3.3%	14,500	3.3%	5,778	39.8%
Depreciation and amortization	4,056	0.7%	2,869	0.7%	1,187	41.4%
Total costs of services	556,292	91.5%	400,352	92.0%	155,940	39.0%
Selling and administrative	28,448	4.7%	22,954	5.3%	5,494	23.9%
Total expenses	584,740	96.2%	423,306	97.3%	161,434	38.1%
Income from operations	22,909	3.8%	11,861	2.7%	11,048	93.1%
Other income (expense):
Interest income	422	0.1%	130	––	292	224.6%
Interest expense	(1,391)	(0.2)%	(965)	(0.2)%	(426)	(44.1)%
Fair value adjustment for warrants with mandatory redemption provisions	(2,912)	(0.5)%	(509)	(0.1)%	(2,403)	(472.1)%
Gain on settlement of financing arrangement	5,140	0.8%	—	––	5,140	—
Other, net	11	––	833	0.2%	(822)	(98.7)%
Total other income (expense)	1,270	0.2%	(511)	(0.1)%	1,781	348.5%
Income before income taxes	24,179	4.0%	11,350	2.6%	12,829	113.0%
Provision for income taxes	10,568	1.7%	4,753	1.1%	5,815	122.3%
Net income	$13,611	2.2%	$6,597	1.5%	$7,014	106.3%

Revenue.   Total revenue increased 39.6% from $435.2 million for the nine months ended September 30, 2004 to $607.6 million for the nine months ended September 30, 2005, primarily as a result of a 39.0% increase in our gross processing revenue from $430.0 million for the nine months ended September 30, 2004 to $597.7 million for the nine months ended September 30, 2005. Our processing volume for the nine months ended September 30, 2005 increased 36.0% to $24.7 billion, compared to $18.1 billion for the nine months ended September 30, 2004. These increases in gross processing revenue and processing volume were primarily attributable to a net increase in merchant accounts, with the number of merchant accounts growing by approximately 25.5% from 84,870 as of September 30, 2004 to 106,500 as of September 30, 2005. The increase in new merchant accounts during this period was primarily the result of the growth in our sales force, combined with improved production from our existing sales force. The sales force grew by 17.0% from 829 at September 30, 2004 to 970 at September 30, 2005. Gross processing revenue also includes payroll processing fees, which increased by 20.4% from $2.7 million for the nine months ended September 30, 2004 to $3.3 million for the nine months ended September 30, 2005. Total revenue also includes other revenue, net which increased by 93.2% from $5.1 million for the nine months ended September 30, 2004 to $9.9 million for the nine months ended September 30, 2005. The increase in other revenue was primarily due to increases in annual fees, and equipment related income.

Costs of services.  Costs of services increased 39.0% from $400.3 million for the nine months ended September 30, 2004 to $556.3 million for the nine months ended September 30, 2005 due primarily to an increase in interchange fees, which resulted from higher processing volume. Cost of services represented 91.5% and 92.0% of total revenue for the nine months ended September 30, 2005 and 2004, respectively. Interchange fees represented 73.1% of total revenue for the nine months ended September 30, 2005 and 72.6% of total revenue for the nine months ended September 30, 2004. Dues and assessments increased 35.5% from $16.9 million for the nine months ended September 30, 2004 to $22.9 million for the nine months ended September 30, 2005 due to the increased processing volume. As a percentage of total revenue, dues and assessments declined from 3.9% to 3.8% for the nine months ended September 30, 2004 and 2005, respectively.

Processing and servicing expense increased by $15.0 million, or 30.0%, in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 and as a percentage of total revenue declined from 11.5% for the nine months ended September 30, 2004 to 10.7% for the nine months ended September 30, 2005. The increase in processing and servicing was due primarily to costs associated with increased volume, a $4.9 million increase in residual commission payments to our salespersons related to their portion of the growth in our gross margin, and increases in the number of support personnel in the service center. Since our sales organization is 100% commission-based, increases in processing income directly impact commissions in cost of services. Processing and servicing as a percentage of total revenue decreased primarily due to improved merchant pricing, leveraging the lower costs of our internally developed front-end processing system, HPS Exchange, and growth in our service center staff that was slower than our revenue growth. Over 65% of new merchants installed during the nine months ended September 30, 2005 were installed on HPS Exchange, and we have completed some conversions from other front-end processors, so that HPS Exchange represented approximately 53% of our total processing transactions for the nine months ended September 30, 2005, up from 33% for the nine months ended September 30, 2004. We expect the increasing share of HPS Exchange in our total merchant base to continue in the future. Included in processing and servicing expense was $136,000 of payroll processing costs for the nine months ended September 30, 2005, which increased 16% from $117,000 for the nine months ended September 30, 2004.

Customer acquisition costs increased 39.8% from $14.5 million for the nine months ended September 30, 2004 to $20.2 million for the nine months ended September 30, 2005. The amortization of signing bonuses increased from $8.2 million for the nine months ended September 30, 2004 to $10.3 million for the nine months ended September 30, 2005, while the amortization of capitalized customer deferred acquisition costs grew from $5.5 million for the nine months ended September 30, 2004 to $7.6 million for the nine months ended September 30, 2005. Increases in new merchant account installations and processing volume were primarily responsible for the increases in the amortization of both the capitalized customer deferred acquisition costs and signing bonuses.

Depreciation and amortization expenses increased 41.4% from $2.9 million for the nine months ended September 30, 2004 to $4.1 million for the nine months ended September 30, 2005. The increase was primarily due to the purchase of information technology equipment to support the network and the development of HPS Exchange. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over three to five years. The amount capitalized increased from $1.1 million for the nine months ended September 30, 2004 to $1.2 million for the nine months ended September 30, 2005. The total amount of capitalized projects placed in service for the nine months ended September 30, 2005 and 2004 was $2.5 million and $73,000, respectively.  Capitalized projects placed in service during the nine months ended September 30, 2005 included Passport, our own back-end processing system.

Selling and administrative.   Selling and administrative expenses increased 23.9% from $23.0 million for the nine months ended September 30, 2004 to $28.4 million for the nine months ended September 30, 2005. The increase was primarily due to added costs necessary to continue building our corporate and marketing infrastructure to meet our sales initiatives. Selling and administrative expenses as a percentage of total revenue declined from 5.3% for the nine months ended September 30, 2004 to 4.7% for the nine months ended September 30, 2005, as revenue growth outpaced the increase in expenses. Our payroll operation’s selling and administrative expenses increased by 12.2% from $1.4 million for the nine months ended September 30, 2004 to $1.5 million for the nine months ended September 30, 2005.

Income from operations.  For the reasons described above, income from operations improved from $11.9 million for the nine months ended September 30, 2004 to $22.9 million for the nine months ended September 30, 2005.

Interest income.   Interest income increased from $130,000 to $422,000 in the nine months ended September 30, 2004 and 2005, respectively, due primarily to increased interest rates as well as interest earned on cash proceeds from our initial public offering.

Interest expense.   Interest expense increased from $965,000 for the nine months ended September 30, 2004 to $1.4 million for the nine months ended September 30, 2005. Most of our interest expense arises from the fact that our sponsor bank advances interchange fees to most of our merchants, and we pay the sponsor bank prime rate on those balances. The prime rate increased significantly from 2004 to 2005 and those balances were higher on average for the nine months ended September 30, 2005 due to increased processing volume. In August 2005, we began using a portion of our available cash to fund these advances. In future periods, these advances to our merchants will be funded first with our cash available for investment, then by incurring a payable to our sponsor bank when that cash has been expended.

 The impact of higher balances payable to the sponsor bank was partially offset by decreases in interest expense resulting from repayments of our revolver advance facility and line of credit using proceeds from our initial public offering, and reductions in borrowings under financing arrangements as the outstanding balance declined from $10.9 million as of September 30, 2004 to $0.5 million as of September 30, 2005.

Fair value adjustment for warrants with mandatory redemption provisions.   We recognized expense of $2.9 million during the nine months ended September 30, 2005 to adjust the warrants’ carrying value to $26.51 per share, the closing price of our common stock on the day prior to the exercise of the warrants. The adjustment for the nine months ended September 30, 2004 was $0.5 million.

Gain on settlement of financing arrangement.  On September 23, 2005, we reacquired the remaining 2,400 merchant contracts previously transferred to Certegy Inc. in a transaction accounted for as a financing arrangement for a cash payment of $3.0 million, fully extinguishing our obligations under the financing arrangement. The outstanding balance of this financing arrangement at the time of extinguishment was $8.1 million, resulting in a pre-tax gain on the settlement of a financing arrangement of $5.1 million in the nine months ended September 30, 2005.

Other, net.   Other, net decreased from income of $0.8 million for the nine months ended September 30, 2004 to income of $11,000 for the nine months ended September 30, 2005. This decrease was attributable to proceeds from a legal settlement received during the nine months ended September 30, 2004.

Income Tax.   Income taxes for the nine months ended September 30, 2005 were $10.6 million using an effective tax rate of 43.7%. This represented an increase from the 41.9% effective rate for the nine months ended September 30, 2004, which resulted in taxes of $4.8 million. The increase in our effective tax rate for the three months ended September 30, 2005 resulted from recording a non-deductible fair value adjustment for warrants.

Net income.   As a result of the above factors, net income increased from $6.6 million for the nine months ended September 30, 2004 to $13.6 million for the nine months ended September 30, 2005.

Balance Sheet Information

Balance Sheet Data	September 30, 2005	December 31, 2004
	(in thousands)
Cash and cash equivalents	$47,234	$13,237
Receivables	74,352	64,325
Capitalized customer acquisition costs, net	40,530	34,247
Property and equipment, net	16,209	10,944
Total assets	190,469	133,926

Due to sponsor bank	49,245	45,153
Accounts payable	24,596	27,103
Total liabilities	118,151	127,827
Total stockholders’ equity	72,318	6,099

September 30, 2005 Compared to December 31, 2004

Total assets increased $56.5 million, or 42.2%, to $190.5 million at September 30, 2005 from $133.9 million at December 31, 2004 primarily due to increases in cash and cash equivalents, receivables, capitalized customer acquisition costs, and property and equipment, net. Cash and cash equivalents increased by $34.0 million or 257% as the result of receiving net cash proceeds of $41.7 million at the closing of our initial public offering on August 16, 2005.

Receivables, which primarily result from our practice of advancing interchange fees to most of our merchants during the processing month and collecting those fees from our merchants at the beginning of the following month, increased $10.0 million, or 5.6%, to $74.3 million at September 30, 2005 from $64.3 million at December 31, 2004, primarily due to the increase in processing volume. In August 2005, we began using a portion of our available cash to fund these advances. In future periods, these advances to our merchants will be funded first with our cash available for investment, then by incurring a payable to our sponsor bank when that cash has been expended. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants.

Capitalized customer acquisition costs increased $6.3 million, or 18.3%, from December 31, 2004 as a result of increases in the number of merchants we service and processing volume. Property and equipment increased due to continued building of our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and Passport, our own back-end processing system.

Total liabilities declined $9.7 million, or 7.6%, from December 31, 2004 primarily due to the payoff of borrowings and financing arrangements, including the extinguishment of an $8.1 million financing arrangement for a cash payment of $3.0 million, which resulted in the recognition of a $5.1 million pre-tax gain, and the payoff of $2.9 million of borrowings from KeyBank National Association.

Liquidity and Capital Resources

General. Liquidity and capital resource management is a process focused on providing the funding we need to meet our short and long-term cash and working capital needs. We have used our funding sources to build our merchant portfolio and our servicing technology platforms with the expectation that these investments will generate cash flows sufficient to cover our working capital needs and other anticipated needs for capital.

Our cash requirements include funding payments to salespersons for signing bonuses, residual commissions and accrued residual buyouts, paying interest expense and other operating expenses, including taxes.  At times, we have used cash to repurchase our common stock and could in the future use cash for unspecified acquisitions of related businesses or assets.

Cash flow from our operating activities and our lines of credit fund our cash needs. Additionally, we received net cash proceeds of $41.7 million at the closing of our initial public offering on August 16, 2005. We believe that our current cash and investment balances, cash generated from operations and our remaining line of credit will provide sufficient liquidity to meet our anticipated needs for capital for at least the next twelve months. Our working capital, defined as current assets less current liabilities, was positive at September 30, 2005 primarily due to the increase in cash from our initial public offering. Prior to September 30, 2005, our working capital was negative, but we historically have generated sufficient cash flow from our operating activities and we expect to continue to do so. Each funding source is described in more detail below.

Cash Flow Provided by Operating Activities.  At September 30, 2005, we had cash and cash equivalents totaling $47.2 million and at December 31, 2004, we had cash and cash equivalents totaling $13.2 million. Net cash provided by operating activities was $2.8 million for the nine months ended September 30, 2005, compared to $10.1 million for the nine months ended September 30, 2004. Key sources of operating cash flows in both periods were net income as adjusted for changes in deferred taxes, plus fair value adjustments on warrants, depreciation and amortization, less a gain on settlement of a financing arrangement. Contained within changes in operating assets and liabilities is the increase in receivables, which is typically offset by changes in due to sponsor bank and accounts payable. This is because the largest receivable is from our merchants and is primarily associated with the interchange that we cause our sponsor bank to advance to our merchants. This advance represents our largest payable, due to sponsor bank. In August 2005, we began using a portion of our available cash to fund these advances. In future periods, these advances to our merchants will be funded first with our cash available for investment, then by incurring a payable to our sponsor bank when that cash has been expended. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants.

The other major determinants of operating cash flow are increases in capitalized customer acquisition costs, which consume increasing amounts of operating cash as our new merchant installation activity rises, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. Included in the amount of cash consumed by increases in capitalized customer acquisition costs are signing bonus payments of $14.7 million and $15.2 million, respectively, in the nine months ended September 30, 2005 and 2004. In the nine months ended September 30, 2005 and 2004, we reduced the accrued buyout liability by making buyout payments of $11.4 million and $2.2 million, respectively. Included in the $11.4 million of buyout payments in the nine months ended September 30, 2005 was $3.8 million used by salespersons who participated in the PEPShares Plan to exercise their options to acquire 677,544 shares of our common stock.

Cash Flow Used in Investing Activities.  Net cash used in investing activities was $9.5 million for the nine months ended September 30, 2005, compared to $7.4 million for the nine months ended September 30, 2004. During each period, most of the cash used in investing activities was used to fund capital expenditures. Total capital expenditures for the nine months ended September 30, 2005 were $9.3 million, an increase of $1.8 million from the $7.5 million invested in the nine months ended September 30, 2004. These expenditures were primarily related to continued building of our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and Passport, our own back-end processing system. We anticipate that these expenditures may increase as we further develop our technology. In addition, we have invested a portion of the cash balances held at our subsidiary, Heartland Payroll Company, in securities that are classified on our balance sheet as investments. We invest in federal, federal agency and corporate debt obligations with maturities of up to four years and no less than a Baa rating.

Cash Flow Provided by or Used in Financing Activities.  Net cash provided by financing activities was $40.7 million for the nine months ended September 30, 2005, compared to net cash used in financing activities of $7.8 million for the nine months ended September 30, 2004. Net cash provided by financing activities for the nine months ended September 30, 2005 was impacted by the net cash proceeds of $41.7 million we received at the closing of our initial public offering on August 16, 2005. During the nine months ended September 30, 2005 and 2004, we paid down financing arrangements and borrowings in the amounts of $7.5 million and $2.3 million, respectively, including in September 2005 a cash payment of $3.0 million to reacquire 2,400 merchant contracts and fully extinguish our obligations under a related financing arrangement and in January 2004 the final payment of $250,000 we made on a note issued in a 2002 acquisition. On January 8, 2004, a warrant holder elected to exercise their put, and we redeemed half of the holder’s warrants, or 168,906 shares, at the deemed fair value of $6.25 per share. The exercise price of the warrants was $.005 per warrant and net consideration paid by us was $1.1 million. On August 16, 2005, the closing date of our initial public offering, the warrant holder exercised its rights to acquire the remaining 168,904 shares at the exercise price of $0.005 per share. On September 28, 2004, we redeemed six warrants totaling 2,000,000 shares of our common stock for net consideration of $5.25 million. During the nine months ended September 30, 2005, employees exercised their stock options and PEPShares Plan options generating cash in the aggregate amount of $6.4 million and during the nine months ended September 30, 2004, employees exercised their stock options generating cash of $1.0 million.

Credit Facilities.   On August 28, 2002, we signed a Loan and Security Agreement with KeyBank National Association for two loan instruments. We amended this Agreement on November 6, 2003, June 23, 2004, and May 26, 2005. The Agreement was amended twice to reflect changes we have made in our accounting policies.

The first instrument was a revolver advance facility, which we had used solely to fund the buyouts of residual commissions from Relationship Managers and sales managers. Borrowings on the revolver could not exceed $3,500,000. The revolver accrued interest at a rate equal to the prime rate and was secured by a lien against our assets. We repaid the entire outstanding principal balance of $2.1 million plus all accrued interest and fees on August 17, 2005 and the revolver expired in accordance with its terms.

The second instrument was a purpose and ability line of credit totaling $3.0 million, which was payable on demand. The line of credit accrued interest at the prime rate and was secured by a lien on our assets. We repaid the entire principal balance of $784,000 plus all accrued interest and fees on August 17, 2005 and the line of credit expired in accordance with its terms.

Contractual Obligations.  The Visa and MasterCard associations generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of our transactions involve the delivery of the product or service at the time of the transaction, a good estimate of our exposure to chargebacks is the last four months’ processing volume on our portfolio, which was $12.3 billion and $9.0 billion for the four months ended September 30, 2005 and December 31, 2004, respectively. However, for the four months ended September 30, 2005 and December 31, 2004, we were presented with $6.3 million and $5.6 million, respectively, of chargebacks by issuing banks. In the nine months ended September 30, 2005 and 2004, we incurred merchant credit losses of $822,000 and $723,000, respectively, on total dollar volume processed of $24.7 billion and $18.1 billion, respectively. These credit losses are included in processing and servicing expense in our consolidated statements of operations.

The following table reflects our significant contractual obligations as of September 30, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Processing providers	$7,559	$4,314	$2,615	$630	$—
Financing arrangement (expected payments, including interest)	517	288	229	—	—
Telecommunications providers	5,505	2,610	2,895	—	—
Office and equipment leases	7,262	1,670	2,828	1,353	1,411
	$20,843	$8,882	$8,567	$1,983	$1,411

In addition, we record a payable to KeyBank each month in conjunction with our monthly processing activities. This amount was $49.2 million as of September 30, 2005. This amount is repaid on the first business day of the following month out of the fees collected from our merchants.

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

Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is to changes in interest rates. During each month, KeyBank advances interchange fees to most of our merchants so that during the month we apply a portion of our available cash to fund these advances and we build up a significant payable to KeyBank, bearing interest at the prime rate. At September 30, 2005, our payable to KeyBank was approximately $49.2 million. This advance is repaid on the first business day of the following month out of fee collections from our merchants. During the quarter ended September 30, 2005 the average daily interest-bearing balance of that loan was approximately $15.3 million and was directly related to our processing volume. A hypothetical 100 basis point change in short-term interest rates would result in a change of approximately $153,000 in annual pre-tax income.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities of up to three years. At September 30, 2005, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $349,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $21,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $349,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $21,000.

We do not hold or engage in the trading of derivative financial, commodity or foreign exchange instruments. All of our business is conducted in U.S. dollars.

Office Facilities

In October 2005, we relocated our principal executive offices to approximately 9,300 square feet of leased office space on Nassau Street in Princeton, New Jersey. Prior to that, our principal executive offices were located in approximately 5,000 square feet of leased office space on Hulfish Street in Princeton, New Jersey. The Nassau Street lease expires in May 2013. The Hulfish Street lease expires September 2007 and we are attempting to sublet that space. We also lease approximately 13,000 square feet of office space in Cleveland, Ohio under a lease that expires on June 30, 2012, 7,000 square feet in Scottsdale, Arizona under a lease that expires on October 31, 2006, 57,000 square feet in Jeffersonville, Indiana under a lease that expires between July 17, 2007 and April 30, 2009, and 14,000 square feet in Frisco, Texas under a lease that expires on October 31, 2008. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our company. Each of these leases, other than the Frisco lease, is renewable.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after September 15, 2005. We do not believe adoption of Statement 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123 revised”). This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under fair value as originally introduced in SFAS No. 123. SFAS No. 123 revised is effective, as amended on April 21, 2005 by the Securities and Exchange Commission, beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after September 15, 2005. We will adopt this statement when effective, and continue to assess its impact.

In July 2005, the FASB issued an exposure draft of a proposed Interpretation, Accounting for Uncertain Tax Positions an Interpretation of FASB Statement No. 109 (the “Interpretation”). This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with FASB Statement No. 109, Accounting for Income Taxes. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position, if that tax position is probable of being sustained if audited by a tax authority based solely on the technical merits of the position. Individual tax positions that fail to meet the Interpretation’s recognition threshold would result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The FASB expects to issue the Interpretation, along with any amendments, in the first quarter of 2006. We do not believe the adoption of this currently proposed Interpretation will have a material effect on our consolidated financial position, results of operations or cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) The following is a summary of our sales of our securities during the past quarter ended September 30, 2005 involving sales of our securities that were not registered under the Securities Act of 1933, as amended:

As of September 30, 2005, we have granted stock options to purchase 8,146,593 shares of our common stock, with exercise prices ranging from $3.00 to $26.66 per share, to current and former officers, directors and employees.

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

(b) Not applicable

(c) On August 10, 2005, our Registration Statement on Form S-1 (Registration No. 333-118073), which registered shares of our common stock, $0.001 par value, under the Securities Act of 1933, as amended, was declared effective by the Securities and Exchange Commission.   The managing underwriters were Citigroup Global Markets Inc., Credit Suisse First Boston LLC, Robert W. Baird & Co. Incorporated, William Blair & Company, LLC, KeyBanc Capital Markets, a Division of McDonalds Investments Inc. and SunTrust Capital Markets, Inc. All 6,750,000 shares of our common stock, 2,622,046 of which were sold by us and 4,127,954 of which were sold by certain selling stockholders, were sold at a price to the public of $18.00 per share. We and the selling stockholders also had granted the underwriters of our initial public offering a 30-day option to purchase up to 136,500 additional shares from us and 876,000 additional shares from the selling stockholders to cover over-allotments. On August 15, 2005, the underwriters notified us of their intention to exercise this option.

The aggregate gross proceeds from the sale the 2,758,546 shares of common stock sold by us were approximately $49.7 million.  The aggregate net proceeds to us from the sale of common stock in this initial public offering were approximately $41.7 million, after deducting an aggregate of $3.5 million in underwriting discounts and commissions and an estimated $4.5 million in other expenses incurred by us in connection with the offering. We did not receive any of the proceeds from the sale of shares by the selling stockholders. From August 17, 2005 through September 30, 2005, we used a portion of our net proceeds from our initial public offering to repay $2.9 million of outstanding indebtedness to KeyBank National Association, $3.0 million to fully extinguish our obligations under a financing arrangement and the remaining $35.8 million for general corporate purposes, including funding advances of interchange fees to our merchants and working capital. However, we currently do not have a specific plan relating to the expenditure of our remaining proceeds from this offering. None of the proceeds from the offering will be paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock or to any of our affiliates.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

None

Item 6.           Exhibits

Exhibit Number	Description

10.29	Merchant Portfolio Purchase Agreement dated September 22, 2005 between Heartland Payment Systems, Inc. and Certegy Payment Systems, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 2005

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

	By:	/s/ Robert O. Carr
Robert O. Carr
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert H.B. Baldwin, Jr.
Robert H.B. Baldwin, Jr.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.29	Merchant Portfolio Purchase Agreement dated September 22, 2005 between Heartland Payment Systems, Inc. and Certegy Payment Systems, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002