Form 10-K
period 2005-12-31
HEARTLAND PAYMENT SYSTEMS INC
filed 2006-03-14
CIK 1144354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File No. 000-51265

HEARTLAND PAYMENT SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3755714

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

90 Nassau Street, Princeton, New Jersey 08542

(Address of principal executive offices) (Zip Code)

(609) 683-3831

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

(title of Class)

NONE

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

          Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer   ☐               Accelerated filer   ☐               Non-accelerated filer   ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

          The aggregate market value of the voting common stock held by non-affiliates based on the last reported sale price on June 30, 2005: Not applicable because trading of the registrant’s common stock on the New York Stock Exchange did not begin until August 11, 2005.

          As of March 2, 2006, there were 35,678,421 shares of the registrant’s Common Stock, $.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of the registrant’s proxy statement for the 2006 annual meeting of shareholders are incorporated by reference in Part III.

Heartland Payment Systems, Inc.
December 31, 2005 Form 10-K
TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS

          Unless the context requires otherwise, references in this report to “the “Company,” “we,” “us,” and “our” refer to Heartland Payment Systems, Inc. and our subsidiary.

          Some of the information in this Annual Report on Form 10-K may contain forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘estimate’’ or similar expressions.

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

WHERE YOU CAN GET ADDITIONAL INFORMATION

          We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 450 Fifth Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

          In addition, certain of our SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K can be viewed and printed from the investor information section of our website at www.heartlandpaymentsystems.com, as soon as reasonably practicable after filing with the SEC. Certain materials relating to our corporate governance, including our senior financial officers’ code of ethics, are also available in the investor information section of our website.

          The information on the web sites listed above, is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document. These web sites are and are only intended to be inactive textual references.

PART I

ITEM 1. BUSINESS

Overview of Our Company

          We provide bank card payment processing services to merchants in the United States. This involves facilitating the exchange of information and funds between merchants and cardholders’ financial institutions, providing end-to-end electronic payment processing services to merchants, including merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support and risk management. We also provide additional services to our merchants, such as payroll processing, gift and loyalty programs, and paper check authorization, and we sell and rent point-of-sale devices and supplies.

          According to The Nilson Report, in 2004 we were the seventh largest card acquirer in the United States ranked by purchase volume, which consists of both credit and debit Visa and MasterCard transactions. This ranking represented 1.8% of the total bank card processing market. At December 31, 2005, we provided our payment processing services to approximately 110,500 active merchant locations, referred to as merchants in this document, throughout the United States. In 2005, 2004 and 2003, our processing volume was $33.7 billion, $25.0 billion and $17.9 billion, respectively.

           Our revenue is recurring in nature, as we typically enter into three-year service contracts that, in order to qualify for the agreed-upon pricing, require the achievement of agreed processing volume minimums from our merchants. Most of our revenue is from gross processing fees, which are primarily a combination of a percentage of the dollar amount of each Visa and MasterCard transaction we process plus a flat fee per transaction. We pay interchange fees to card issuing banks and dues and assessments to Visa and MasterCard, and we retain the remainder. For example, the allocation of funds resulting from a $100 transaction is depicted below.

          We sell and market our payment processing services through a nationwide direct sales force of approximately 1,010 sales professionals. Through this sales force we establish a local sales and servicing presence, which we believe provides for enhanced referral opportunities and helps mitigate merchant attrition. We compensate our sales force solely through commissions, based upon the performance of their merchant accounts. We believe that our sales force and our experience and knowledge in providing payment processing services to small- and medium-size merchants gives us the ability to effectively evaluate and manage the payment processing needs and risks that are unique to these merchants. In 2005, our sales force generated over 51,000 merchant applications and installed over 45,000 new merchants. In 2004, our sales force generated over 42,500 merchant applications and installed over 39,000 new merchants.

          We focus our sales efforts on low-risk merchants and have developed systems and procedures designed to minimize our exposure to potential losses. In 2005 and 2004, we experienced losses of 0.36 basis points (0.0036%) and 0.38 basis points (0.0038%) of payment processing volume, respectively. We have developed significant expertise in industries that we believe present relatively low risks as the customers are generally present and the products or services are generally delivered at the time the transaction is processed. These industries include restaurants, brick and mortar retailers, lodging establishments, automotive repair shops, convenience and liquor stores and professional service providers. As of December 31, 2005, approximately 32.9% of our merchants were restaurants, approximately 21.1% were brick and mortar retailers, approximately 10.9% were convenience and liquor stores, approximately 8.2% were automotive sales and repair shops, approximately 6.7% were professional service providers and approximately 4.2% were lodging establishments.

          We believe that the restaurant industry will continue to provide us with growth opportunities. According to a report by the National Restaurant Association, restaurant industry sales are expected to reach approximately $511 billion in 2006, which would represent the fifteenth consecutive year of real sales growth, as adjusted for inflation. This steady growth profile, combined with the industry’s low seasonality, makes restaurant merchant processing volume very stable and predictable. In addition, the incidence of chargebacks is very low among restaurants, as the service is provided before the card is used. Our industry focus not only differentiates us from other payment processors, but also allows us to forge relationships with key trade associations that attract merchants to our business. Our industry focus also allows us to better understand a merchant’s needs and tailor our services accordingly.

          Since our inception, we have developed a number of proprietary Internet-based systems to increase our operating efficiencies and distribute our processing and merchant data to our three main constituencies: our sales force, our merchant base and our customer service staff. In 2001, we began providing authorization and data capture services to our merchants through our own front-end processing system, HPS Exchange. In 2005, we began providing clearing, settlement and merchant accounting services through our own internally developed back-end processing system, “Passport.” Passport enables us to customize these services to the needs of our Relationship Managers and merchants.

          During the years ended December 31, 2005, 2004 and 2003, approximately 53%, 43% and 26%, respectively, of our transactions were processed through HPS Exchange, which has decreased our operating costs per transaction. At December 31, 2005, approximately 22,000 of our 110,500 total merchants were processing on Passport. We intend to continue converting our merchants to Passport during the first half of 2006. With the conversion to Passport in 2006, our internally developed systems will be providing substantially all aspects of a merchant’s processing needs. Previously, we relied on third party vendors for some of these services including bank card authorization and data capture services, settlement and merchant accounting services.

Industry Overview

          The payment processing industry provides merchants with credit, debit, gift and loyalty card and other payment processing services, along with related information services. The industry has grown rapidly in recent years as a result of wider merchant acceptance, increased same store sales, increased consumer use of bank cards and advances in payment processing and telecommunications technology. According to The Nilson Report, total expenditures for all card type transactions by U.S. consumers were $1.9 trillion in 2004, and are expected to grow to $2.8 trillion by 2008. From 1998 to 2005, the compound annual growth rate of card payments was 13%, but this rate is expected to slow modestly to 10% for 2004 to 2008. The proliferation of bank cards has made the acceptance of bank card payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. This use of bank cards, enhanced technology initiatives, efficiencies derived from economies of scale and the availability of more sophisticated products and services to all market segments has led to a highly competitive and specialized industry.

Segmentation of Merchant Service Providers

          The payment processing industry is dominated by a small number of large, fully-integrated payment processors that handle the processing needs of the nation’s largest merchants. Large national merchants (i.e., those with multiple locations and high volumes of bank card transactions) typically demand and receive the full range of payment processing services at low per-transaction costs.

          Payment processing services are generally sold to the small- and medium-sized merchant market segment through banks and Independent Sales Organizations that generally procure most of the payment processing services they offer from large payment processors. It is difficult, however, for banks and Independent Sales Organizations to customize payment processing services for the small- and medium-sized merchant on a cost-effective basis or to provide sophisticated value-added services. Accordingly, services to the small- and medium-sized merchant market segment historically have been characterized by basic payment processing without the availability of the more customized and sophisticated processing, information-based services or customer service that is offered to large merchants. The continued growth in bank card transactions is expected to cause small- and medium-sized merchants to increasingly value sophisticated payment processing and information services similar to those provided to large merchants.

          The following table sets forth the typical range of services provided directly (in contrast to using outsourced providers) by fully integrated transaction processors, traditional Independent Sales Organizations and us.

          We believe that the card-based payment processing industry will continue to benefit from the following trends:

Growth in Card Transactions

          The proliferation in the uses and types of cards, the rapid growth of the Internet, significant technological advances in payment processing and financial incentives offered by issuers have contributed greatly to wider merchant acceptance and increased consumer use of such cards. The following chart illustrates the growth for card transactions for the periods indicated.

Source:	The Nilson Report. Card purchase volume includes VISA / MasterCard (debit and credit), American Express, Discover and Diners Club.

Note: Percentages inside bar represent year-over-year growth.

          According to The Nilson Report and the New York State Forum for Information Resource Management, sources of increased bank card payment volume include:

•

increasing acceptance of electronic payments by merchants who previously did not do so, such as quick service restaurants, government agencies and businesses that provide goods and services to other businesses;

•	increasing consumer acceptance of alternative forms of electronic payments, as demonstrated by the dramatic growth of debit cards, electronic benefit transfer, and prepaid and gift cards; and
•	continued displacement of checks with the use of cards and other methods of payment, including electronic, at the point of sale, as shown below.

Source:	The Nilson Report

Technology

          At present, many large payment processors provide customer service and applications via legacy systems that are difficult and costly to alter or otherwise customize. In contrast to these systems, recent advances in scalable and networked computer systems, and relational database management systems, provide payment processors with the opportunity to deploy less costly technology that has improved flexibility and responsiveness. In addition, the use of fiber optic cables and advanced switching technology in telecommunications networks and competition among long-distance carriers, and the dramatic increase in merchant’s use of the Internet to process their transactions, further enhance the ability of payment processors to provide faster and more reliable service at lower per-transaction costs than previously possible.

          Advances in personal computers and point-of-sale terminal technology, including integrated cash registers and networked systems, have increasingly allowed access to a greater array of sophisticated services at the point of sale and have contributed to the demand for such services. These trends have created the opportunity for payment processors to leverage technology by developing business management and other software application products and services.

Consolidation

          During the last decade, the payment processing industry has undergone significant consolidation. The costs to convert from paper to electronic processing, merchant requirements for improved customer service, and the demand for additional customer applications have made it difficult for community and regional banks to remain competitive in the merchant acquiring industry. Many of these providers are unwilling or unable to invest the capital required to meet these evolving demands, and have steadily exited the payment processing business or otherwise found partners to provide payment processing for their customers. Despite this consolidation, the industry remains fragmented with respect to the number of entities offering payment processing services, particularly to small- and medium-sized merchants.

Favorable Demographics

          Younger consumers’ use of card-based and other electronic payment methods for purchases tends to be higher than usage by older consumers. According to Nellie Mae:

•	the number of college students who have credit cards has grown from 67% in 1998 to 83% in 2001:
•	the prevalence of credit cards among college students is also reflected in the increased average number of cards held, from 3 cards in 2000 to 4.3 cards in 2001; and
•	there is increased card usage between the ages of 18 and 24, with 18-year-old students having the lowest card usage rate and debt levels and 24-year-old students typically having the highest.

          As these consumers who have experience with card products, technology and the Internet enter the work force, we expect that purchases using card-based payment methods will comprise an increasing percentage of total consumer spending. This will represent the continuation of a trend that has been in place for the last decade.

          We also expect to benefit from the increased spending of baby boomers. According to the Bureau of Labor Statistics’ 2003 Consumer Expenditure Survey, households headed by 45- to 54-year-olds spent each year on average $2,688 on food away from home, compared to $2,211 for all households. They also had the highest average pre-tax income in 2003 ($68,028) compared to all other age groups. Research from the National Restaurant Association shows that this group goes to casual dining restaurants more frequently than other groups. Since a significant percentage of our processing volume comes from restaurant merchants, we believe these trends will have a positive impact on our growth and future performance.

Our Competitive Strengths

          We believe our competitive strengths include the following:

Large, Experienced, Efficient Direct Sales Force

          While many of our competitors rely on Independent Sales Organizations that typically generate merchant accounts for multiple payment processing companies simultaneously, we market our services throughout the United States through our direct sales team of 1,010 Relationship Managers, Servicing Relationship Managers and sales managers who work exclusively for us. Our Relationship Managers have local merchant relationships and industry-specific knowledge that allow them to effectively compete for merchants. Our Relationship Managers are compensated solely on commissions, receiving signing bonuses and ongoing residual commissions for generating new merchant accounts. These commissions are based upon the gross margin we estimate that we will receive from their merchants, calculated by deducting interchange fees, dues and assessments and all of our costs incurred in underwriting, processing, servicing and managing the risk of the account from gross processing revenue. Our Relationship Managers have considerable latitude in pricing a new account, but we believe that the shared economics motivate them to sign attractively priced contracts with merchants generating significant processing volume. At the same time, our Relationship Managers share in any losses we incur on their merchant accounts, which we believe causes them to avoid riskier merchants. The residual commissions our Relationship Managers receive from their merchant accounts give them an incentive to maintain a continuing dialogue and servicing presence with their merchants. We believe that our compensation structure is atypical in our industry and contributes to building profitable, long-term relationships with our merchants. Our sales compensation structure and marketing activities focus on recruiting and supporting our direct sales force, and we believe that the significant growth we have achieved in our merchant portfolio and processing volume are directly attributable to these efforts.

Recurring and Predictable Revenue

          We generate recurring revenue through our payment processing services. Our revenue is recurring in nature because we typically enter into three-year service contracts that require minimum volume commitments from our merchants to qualify for the agreed-upon pricing. Our recurring revenue grows as the number of transactions or dollar volume processed for a merchant increases or as our merchant count increases. In 2005, approximately 82% of our processing volume came from merchants we installed in 2004 and earlier.

Internal Growth

          While many of our competitors in the payment processing industry have relied on acquisitions to expand their operations and improve their profitability, we have grown our business entirely through internal expansion by generating new merchant contracts submitted by our own direct sales force and, primarily before 2000, sales agents affiliated with us. Every merchant we currently process was originally underwritten by our staff, and we have substantial experience responding to their processing needs and the risks associated with them. We believe this both enhances our merchant retention and reduces our risks. We believe that internally generated merchant contracts are of a higher quality and are more predictable than, and the costs associated with such contracts are lower than the costs associated with, contracts acquired from third parties.

Strong Position and Substantial Experience in Our Target Markets

          As of December 31, 2005, we were providing payment processing services to approximately 110,500 active small and medium-sized merchants located across the United States. We believe our understanding of the needs of small- and medium-sized merchants and the risks inherent in doing business with them, combined with our efficient direct sales force, provides us with a competitive advantage over larger service providers that access this market segment indirectly. We also believe that we have a competitive advantage over service providers of a similar or smaller size that may lack our extensive experience and resources and which do not benefit from the economies of scale that we have achieved.

Industry Expertise

           We have focused our sales efforts on merchants who have certain key attributes and on industries in which we believe our direct sales model is most effective and the risks associated with processing are relatively low. These attributes include owners who are typically on location, interact with customers in person, value a local sales and servicing presence and often consult with trade associations and other civic groups to help make purchasing decisions. Although we have historically focused our sales and marketing efforts on the restaurant industry, our merchant base now also includes a broad range of brick and mortar retailers, lodging establishments, automotive repair shops, convenience and liquor stores and professional service providers. To further promote our products and services, we have entered into sponsoring arrangements with various trade associations, with an emphasis on state restaurant and hospitality groups. We believe that these sponsorships have enabled us to gain exposure and credibility within the restaurant industry and have provided us with opportunities to market our products to new merchants. In December 2005, the restaurant industry represented approximately 40% of our processing volume and over 54% of our transactions. We believe that the restaurant industry will continue to represent a significant portion of our processing volume as the industry continues to experience sales growth and we continue to generate new restaurant merchants. According to a report by the National Restaurant Association, restaurant industry sales are expected to reach approximately $511 billion in 2006, which would represent the fifteenth consecutive year of real sales growth, as adjusted for inflation. This steady growth profile, together with the industry’s low seasonality, makes restaurant merchant processing volume relatively stable and predictable. Our focus on small- and medium-sized merchants and on certain industries has diversified our merchant portfolio and we believe has reduced the risks associated with revenue concentration. In 2005, no single merchant represented more than 0.3% of our total processing volume. We intend to build upon our success in the restaurant industry by applying similar strategies to new target markets through targeted marketing efforts that leverage our local sales force.

Merchant Focused Culture

          We have built a culture and established practices that we believe improve the quality of services and products we provide to our merchants. This culture spans from our sales force, which maintains a local market presence to provide rapid, personalized customer service, through our technology organization, which has developed a customer management interface and information system that alerts our Relationship Managers to any problems a merchant has reported and provides them with detailed information on the merchants in their portfolio. Additionally, we believe that we are one of the few companies that discloses our pricing policies to merchants. Visa and MasterCard alter their interchange fees once or twice per year; we believe that we are one of the few companies that does not use such adjustments to increase our own margins. We believe that our culture and practices allow us to maintain strong merchant relationships and differentiate ourselves from our competitors in obtaining new merchants.

Scalable Operating Structure

          Our scalable operating structure allows us to expand our operations without proportionally increasing our fixed and semi-fixed support costs. In addition, our technology platform, including both HPS Exchange and Passport, was designed with the flexibility to support significant growth and drive economies of scale with relatively low incremental costs. Most of our operating costs are related to the number of individuals we employ. We have in the past used, and expect in the future to use, technology to leverage our personnel, which should cause our personnel costs to increase at a slower rate than our processing volume.

Advanced Technology

          We employ information technology systems which use the Internet to improve management reporting, enrollment processes, customer service, sales management, productivity, merchant reporting and problem resolution. In 2001, we began providing authorization and data capture services to our merchants through our internally-developed front-end processing system, HPS Exchange. This system incorporates real time reporting tools through, and interactive point-of-sale database maintenance via, the Internet. These tools enable merchants, and our employees, to change the messages on credit card receipts and to view sale and return transactions entered into the point-of-sale device with a several second delay on any computer linked to the Internet. During the year ended December 31, 2004, approximately 43% of our transactions were processed through this system, and this percentage increased to 53% of our transactions in 2005.

          In 2005, we began providing clearing, settlement and merchant accounting services through our own internally developed back-end processing system, “Passport.” Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At December 31, 2005, approximately 22,000 of our 110,500 total merchants were processing on Passport. We intend to continue converting our merchants to Passport during the first half of 2006.

          HPS Exchange, Passport and our other technology efforts have contributed to a reduction of our per-transaction processing costs and to a reduction of our costs of services as a percentage of our revenue. Many existing merchants will remain on Vital Processing Service’s (“Vital”) systems and those of our other third-party processors for front-end services for the duration of their relationship with us. However, we intend to install the majority of our new merchants on HPS Exchange, and to convert substantially all of our merchants onto Passport for back-end services. Our Internet-based systems allow all of our merchant relationships to be documented and monitored in real time, which maximizes management information and customer service responsiveness. We believe that these systems help attract both new merchants and Relationship Managers and provide us with a competitive advantage over many of our competitors who rely on less flexible legacy systems.

Comprehensive Underwriting and Risk Management System

          Through our experience and cumulative knowledge in assessing risks associated with providing payment processing services to small- and medium-size merchants, we have developed procedures and systems that provide risk management and fraud prevention solutions designed to minimize losses. Our underwriting processes help us to evaluate merchant applications and balance the risks of accepting a merchant against the benefit of the processing volume we anticipate the merchant will generate. We believe our systems and procedures enable us to identify potentially fraudulent activity and other questionable business practices quickly, thereby minimizing both our losses and those of our merchants. As evidence of our ability to manage these risks, we experienced losses of less than 0.40 basis points of processing volume for each of the years ended December 31, 2003, 2004 and 2005.

Proven Management Team

          We have a strong senior management team, each with at least 18 years of financial services and payment processing experience. Our Chief Executive Officer, Robert O. Carr, was a founding member of the Electronic Transactions Association, the leading trade association of the bank card acquiring industry. Our management team has developed extensive contacts in the industry and with banks and value-added resellers. As of December 31, 2005, we had referral relationships with over 1,200 trade associations, banks and value-added resellers. We believe that the strength and experience of our management team has helped us to attract additional sales professionals and add additional merchants, thereby significantly contributing to our growth.

Our Strategy

          Our current growth strategy is to increase our market share as a provider of bank card payment processing services to small- and medium-size merchants in the United States. We believe that the increasing use of bank cards, combined with our sales and marketing approaches, will continue to present us with significant growth opportunities. Key elements of our strategy include:

Expand Our Direct Sales Force

           Unlike many of our competitors who rely on Independent Sales Organizations or salaried salespeople and telemarketers, we have built a direct, commission-only sales force. We have grown our sales force from 417 Relationship Managers and sales managers as of December 31, 2002 to 671 as of December 31, 2003, 832 Relationship Managers and sales managers as of December 31, 2004 and 1,010 Relationship Managers, Servicing Relationship Managers and sales managers as of December 31, 2005. We anticipate significantly increasing the size of our sales force in the next few years in order to increase our share of our target markets. We have implemented a geographic sales model that divides the United States into 14 primary regions overseen by Regional Directors, who are primarily responsible for hiring Relationship Managers and increasing the number of installed merchants in their territory. Our Regional Directors’ compensation is directly tied to the compensation of the Relationship Managers in their territory, providing a significant incentive for them to grow the number and productivity of Relationship Managers in their territory.

Further Penetrate Existing Target Markets and Enter Into New Markets

          We believe that we have an opportunity to grow our business by further penetrating the small- and medium-sized merchant market through our direct sales force and alliances with local trade organizations, banks and value-added resellers. During 2004, according to The Nilson Report, we processed approximately 1.8% of the dollar volume of all Visa and MasterCard transactions in the United States, up from approximately 1.4% in 2003, 1.1% in 2002, 0.9% 2001 and 0.6% in 2000. In December 2005, the

restaurant industry represented approximately 40% of our processing volume and over 54% of our transactions. Our merchant base also includes a wide range of merchants, including brick and mortar retailers, lodging establishments, automotive repair shops, convenience and liquor stores and professional service providers. We believe that our sales model, combined with our community-based strategy that involves our Relationship Managers building relationships with various trade groups and other associations in their territory, will enable our Relationship Managers to continuously add new merchants. We intend to further expand our sales efforts into new target markets with lower risk characteristics, including markets that have not traditionally accepted electronic payment methods. These markets include governments, schools and the business-to-business market.

Expand Our Services and Product Offerings

          In recent years, we have focused on offering a broad set of payment-related products to our customers. In addition to payroll processing services (See “— Our Services and Products — Payroll Services” for a description of these services), our current product offerings include check verification and guarantee services that allow merchants to accept paper checks with guaranteed payment assurance, and gift and loyalty card product solutions. We also distribute products that will help our merchants reduce their costs and grow their businesses, such as age verification services that track driver’s license data to verify an individual’s age and identity. We may develop new products and services internally, enter into arrangements with third-party providers of these products or selectively acquire new technology and products. Many of these new service offerings are designed to work on the same point-of-sale devices that are currently in use, enabling merchants to purchase a greater volume of their services from us and eliminating their need to purchase additional hardware. We believe that these new products and services will enable us to leverage our existing infrastructure and create opportunities to cross-sell our products and services among our various merchant bases, as well as enhance merchant retention and increase processing revenue.

Leverage Our Technology

          We intend to continue to leverage our technology to increase our operating efficiencies and provide real-time processing and account data to our merchants, Relationship Managers and customer service staff. Since our inception, we have been developing Internet-based systems to improve and streamline our information systems, including detailed customer-use reporting, management reporting, enrollment, customer service, sales management and risk management reporting tools. We have also made significant investments in our payment processing capabilities, which we believe will allow us to offer a differentiated payment processing product that is faster and less expensive than many competing products.

Enhance Merchant Retention

          By providing our merchants with a consistently high level of service and support, we strive to build merchant retention. While increased bank card use helps maintain our stable and recurring revenue base, we recognize that our ability to maintain strong merchant relationships is key to our continued growth. We believe that our practice of fully disclosing our pricing policies to our merchants creates goodwill. For example, in 2003, we believe we were one of the few companies that passed along to small- and medium-sized customers a reduction in debit interchange fees that resulted from the settlement of the so-called Wal-Mart lawsuit against Visa and MasterCard. As discussed in “— Sales,” we have built a group of Servicing Relationship Managers who are teamed with Relationship Managers and handle servicing responsibilities. We have developed a customer management interface that alerts our Relationship Managers and Servicing Relationship Managers to any problems a merchant has reported and provides them with detailed information on the merchants in their portfolio. In addition, we believe that the development of a more flexible back-end processing capability, such as Passport provides, will allow us to tailor our services to the needs of our sales force and merchants, which we believe will further enhance merchant retention. Passport will also allow us to enhance the information available to our merchants, and to offer new services to them. In addition, new merchants receive a series of telephone calls from our service center inquiring about the merchant’s satisfaction with the services they received.

Pursue Strategic Acquisitions

          Although we intend to continue to grow through the efforts of our direct sales force, we may also expand our merchant base or gain access to other target markets by acquiring complementary businesses, products or technologies, including other providers of payment processing. We may also consider portfolio acquisitions, especially from commercial banks, which, in an effort to focus on their core competencies, often sell or outsource their payment processing operations.

Our Services and Products

          As noted above, we derive the majority of our revenues from fee income relating to Visa and MasterCard payment processing, which is primarily comprised of a percentage of the dollar amount of each transaction we process, as well as a flat fee per transaction. The percentage we charge varies and depends upon several factors, including the transaction amount and whether the transaction processed is a swipe transaction or a non-swipe transaction. On average, the gross revenue we generate from processing a Visa or MasterCard transaction equals approximately $2.43 for every $100 we process. We also receive fees from American Express, Discover, Diners Club and JCB for facilitating their transactions with our merchants.

          We receive net revenues as compensation for providing bank card payment processing services to merchants, including merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant support and chargeback resolution, as well as payroll services. Historically, we have arranged for certain of these services, particularly merchant accounting, clearing and settlement and a significant portion of our authorization and electronic draft capture services, to be performed by third-party processors (primarily Vital), while we performed the remaining services in-house. In 2005, we began providing clearing, settlement and merchant accounting services through Passport, our own internally developed back-end processing system. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At December 31, 2005, approximately 22,000 of our 110,500 total merchants were processing on Passport. We intend to continue converting our merchants to Passport during the first half of 2006.

          In addition, we sell and rent point-of-sale devices and supplies and provide additional services to our merchants, such as gift and loyalty programs, paper check authorization and chargeback processing. These services and products are described in more detail below:

Merchant Set-up and Training

          After we establish a contract with a merchant, we create the software configuration that is downloaded to the merchant’s existing, newly purchased or rented point-of-sale terminal, cash register or computer. This configuration includes the merchant identification number, which allows the merchant to accept Visa and MasterCard as well as any other bank cards, such as American Express, Discover, JCB and Diners Club, provided for in the contract. The configuration might also accommodate check verification, gift and loyalty programs and allow the terminal or computer to communicate with a pin-pad or other device. Once the download has been completed by the Relationship Manager or Servicing Relationship Manager, we conduct a training session on use of the system. We also offer our merchants flexible low-cost financing options for point-of-sale terminals, including installment sale and monthly rental programs.

Authorization and Draft Capture

          We provide electronic payment authorization and draft capture services for all major bank cards. Authorization generally involves approving a cardholder’s purchase at the point of sale after verifying that the bank card is not lost or stolen and that the purchase amount is within the cardholder’s credit or account limit. The electronic authorization process for a bank card transaction begins when the merchant “swipes” the card through its point-of-sale terminal and enters the dollar amount of the purchase. After capturing the data, the point-of-sale terminal transmits the authorization request through HPS Exchange or the third-party processor to the card-issuing bank for authorization. The transaction is approved or declined by the card-issuing bank and the response is transmitted back through HPS Exchange or the third-party processor to the merchant. At the end of each day, and, in certain cases, more frequently, the merchant will “batch out” a group of authorized transactions, transmitting them through us to Visa and MasterCard for payment.

          We introduced HPS Exchange, our internally developed front-end processing system, in August 2001. In 2005, 2004 and 2003 we processed approximately 53%, 43% and 26%, respectively, of our transactions through HPS Exchange. The remainder of our front-end processing is outsourced to third-party processors, primarily Vital, but also including First Data Corporation, Chase Paymentech Solutions and Global Payments Inc. Although we will continue to install new merchants on Vital’s and other third-party processors’ systems, we anticipate that the percentage of transactions that are outsourced to third-party processors will decline as we install a majority of new merchants on HPS Exchange.

Clearing and Settlement

          Clearing and settlement processes represent the “back-end” of a transaction. Once a transaction has been “batched out” for payment, the payment processor transfers the merchant data to Visa or MasterCard. This is typically referred to as “clearing”. After a transaction has been cleared, the transaction is “settled” by Visa or MasterCard and the merchant is compensated for the value of the purchased goods or services. We currently outsource most of these clearing and settlement services to Vital. In 2005, we began providing clearing and settlement services through Passport, our own internally developed back-end processing system. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. We developed the technology necessary to perform these services internally since a majority of the data provided to merchants by back-end providers already resides in our databases. At December 31, 2005, approximately 22,000 of our 110,500 total merchants were processing on Passport.

Merchant Accounting

          We organize our merchants’ transaction data into various files for merchant accounting purposes. Merchant accounting services allow merchants to monitor sales performance, control expenses, disseminate information and track profitability through the production and distribution of detailed statements summarizing their bank card payment processing activity. We also provide exception item processing. We use this data to provide merchants with information, such as volume, discounts, fees, chargebacks, interchange qualification levels and funds held for reserves to help them track their account activity. Merchants may access this archived information through our customer service representatives or online through our Internet-based customer service system.

Merchant Support Services

          We provide merchants with ongoing service and support for their processing needs. Customer service and support includes answering billing questions, responding to requests for supplies, resolving failed payment transactions, troubleshooting and repair of equipment, educating merchants on Visa and MasterCard compliance and assisting merchants with pricing changes and purchases of additional products and services. We maintain a toll-free help-line 24 hours a day, seven days a week, which is staffed by our customer service representatives and during 2005 answered an average of approximately 89,000 customer calls per month. The information access and retrieval capabilities of our Internet-based systems provide our customer service representatives prompt access to merchant account information and call history. This data allows them to quickly respond to inquiries relating to fees, charges and funding of accounts, as well as technical issues.

Chargeback Services

          In the event of a billing dispute between a cardholder and a merchant, we assist the merchant in investigating and resolving the dispute as quickly and accurately as possible with card issuers or the bank card associations, which determine the outcome of the dispute. In most cases, before we process a debit to a merchant’s account for the chargeback, we provide the merchant with the opportunity to demonstrate to the bank card association or the card issuer that the transaction was valid. If the merchant is unable to demonstrate that the transaction was valid and the dispute is resolved by the bank card association or the card issuer in favor of the cardholder, the transaction is charged back to the merchant. We typically charge our merchants a $25 fee for each chargeback they incur. However, in 2004 we initiated a new policy in which we do not charge our merchants a fee for their first three chargebacks in a year. We believe this policy has been well received by merchants who were unhappy with their occasional chargeback fees.

Payroll Services

          Through our wholly-owned subsidiary, Heartland Payroll Company, we operate a full-service nationwide payroll processing service. Our payroll services include check printing, direct deposit, related federal, state and local tax deposits and providing accounting documentation. In addition, we offer a “Payday” card, which provides employees who do not have bank accounts with the opportunity to have their payroll deposited to a Visa debit card account. In order to improve operating efficiencies and ease-of-use for our customers and to decrease our own processing costs, we have implemented electronic and paperless payroll processing that allows an employer to submit its periodic payroll information to us via the Internet or through a personal computer-based, direct-connect option. If a customer chooses either of these online options, all reports and interactions between the employer and us can be managed electronically, eliminating the need for cumbersome paperwork. Over 43% of our payroll clients currently submit their information electronically. However, if a merchant chooses not to submit their payroll data online, they may submit such information via phone or facsimile. As of December 31, 2005, we provided payroll processing services to 2,664 customers.

Sales

          The following graphic sets forth the number of Relationship Managers, Servicing Relationship Managers and sales managers we employed by state as of December 31, 2005.

          We sell and market our products and services to merchants through our sales force. As of December 31, 2005, we employed 1,010 Relationship Managers, Servicing Relationship Managers and sales managers in 50 states plus the District of Columbia. We have implemented a geographic sales model that divides the United States into 14 regions overseen by Regional Directors, who are primarily responsible for hiring Relationship Managers and increasing the number of installed merchants in their territory. Regional Directors may manage their territories through Division Managers and Territory Managers. Division Managers do not sell our products and services. Instead, their sole responsibility is to hire, train and manage Relationship Managers in their territory. In contrast, Territory Managers are Relationship Managers who are also responsible for hiring and training a small number of Relationship Managers in their territory. Our Relationship Managers employ a community-based strategy that involves cold calling, obtaining referrals from existing merchants and building relationships with various trade groups, banks and value-added resellers to create sales opportunities.

          Our compensation structure is designed to motivate our Relationship Managers to establish profitable long-term relationships with low-risk merchants and create a predictable and recurring revenue stream. Compensation for Relationship Managers is entirely commission-based and sales are measured in terms of the gross margin we estimate we will receive from their merchant accounts, calculated by deducting interchange fees, dues and assessments and all of our costs incurred in underwriting, processing and servicing an account from gross processing revenues. Relationship Managers are permitted to price accounts as they deem appropriate, subject to minimum and maximum gross margin guidelines. The expected volume and pricing are entered into an online margin calculator, which calculates the estimated annual gross margin on the account.

          We pay our Relationship Managers, Territory Managers, Division Managers , and Regional Directors a percentage of the gross margin we derive from the payments we process for the merchant accounts they generate and service. When a new merchant account is signed at an acceptable estimated gross margin level, the Relationship Manager will be paid a signing bonus equal to 50% of the first 12 months’ estimated gross margin. The Relationship Manager will also receive up to 20% of the gross margin generated from the merchant each month, for as long as the merchant remains our customer, with 5% being paid for the Relationship Manager’s continued servicing of the account (if there is no Servicing Relationship Manager assigned to the merchant account), and 15% being paid for residual commissions. In addition, the Division Manager will receive an amount equal to 25% of the amount paid to the Relationship Manager and Servicing Relationship Manager, and the Regional Director will receive an amount equal to 25% of the amount paid to the Division Manager. For example, if a merchant account has $1,000 of estimated annual gross margin, the Relationship Manager is paid $500, the Division Manager is paid $125 and the Regional Director is paid $31.25 as a signing bonus. If the same merchant account generates $83.33 in monthly margin, the Relationship Manager (if there is no Servicing Relationship Manager on the account) would be paid $16.67, the Division Manager would be paid $4.17 and the Regional Director would be paid $1.04. In certain cases, no signing bonus will be paid, but the total residual commission is 35% of the ongoing monthly gross margin generated by such merchant. When a Relationship Manager has established merchant relationships that generate the equivalent of $10,000 of monthly gross margin, he or she will be deemed to have a vested equity interest (known as portfolio equity), and will be guaranteed the “owned” portion (all but the 5% servicing portion) of the ongoing monthly gross margin generated by such merchants for as long as the merchant processes with us. See “Management’s Discussion And Analysis of Financial Condition And Results of Operations — Critical Accounting Policies — Accrued Buyout Liability” for more information regarding portfolio equity. At the end of the first 12 months of processing for a new merchant, we compare the actual gross margin generated from that merchant with the estimated gross margin used to calculate the signing bonus. If the merchant was more profitable than expected, we increase the signing bonus amount paid to the Relationship Manager. However, if the merchant was less profitable than anticipated, the Relationship Manager must return a pro-rata portion of his or her signing bonus to us. See “Management’s Discussion And Analysis of Financial Condition And Results of Operations — Critical Accounting Policies — Capitalized Customer Acquisition Costs” for more information regarding signing bonuses. In addition, up to 26% of any significant loss on a merchant account will be reimbursed to us by any Relationship Manager and their sales manager(s) receiving a commission with respect to such account.

          Since late 2004, we have built a group of Servicing Relationship Managers who are teamed with one or more Relationship Managers to handle the new merchant installation requirements, as well as other servicing responsibilities, for those Relationship Managers. The majority of the Servicing Relationship Manager’s compensation represents a redirection of the 5% servicing portion associated with the merchants he or she is servicing, though we do pay a modest advance while the Servicing Relationship Manager is building his or her merchant base. We believe that the creation of the Servicing Relationship Manager role allows the “selling” Relationship Managers to leverage his or her sales efforts, while allowing us to offer merchants two local relationship contacts and a Servicing Relationship Manager who is more attuned to the merchants’ service needs. At December 31, 2005, the number of Servicing Relationship Managers was 149, and approximately 46% of our merchants were assigned to a Servicing Relationship Manager.

          In addition to our commission-based compensation structure, we use various sales contests to reward strong sales performance. The awards granted in connection with these contests include stock options and company-paid trips. Options are awarded to Regional Directors, Division Managers, Territory Managers and Relationship Managers that achieve significant, targeted growth in the realized gross margin in their territory. During the years ended December 31, 2005 and 2004, our board of directors authorized and issued options to purchase an aggregate of 455,381 and 2,000,089 shares of our common stock, respectively, to some of our Regional Directors, Division Managers, Territory Managers and Relationship Managers as part of these contests. Options granted in connection with these contests in 2005 represented 34.4% of the total options awarded in 2005 and options granted in connection with these contests in 2004 represented 63.1% of the options awarded in 2004.

Marketing

           We focus our marketing efforts on industries in which we believe our direct sales model is most effective and on merchants with certain key attributes. These attributes include owners that are typically on location, interact with customers, value a local sales presence, and who often consult with trade associations and other civic groups to make purchasing decisions. We also determine which additional markets to enter into based on the following criteria:

•	average potential customer revenue;
•	number of locations to be serviced;
•	underwriting risk; and
•	required technological upgrades.

          Since 1999, we have primarily focused on the hospitality industry and, in particular, independent restaurants. The number of independent restaurants to which we provide our products and services has increased from 6,360 as of December 31, 1999 to 36,400 as of December 31, 2005 and, in December 2005 the restaurant industry represented approximately 40% of our processing volume and over 54% of our transactions. In addition to restaurants, our merchant base includes brick and mortar retailers, lodging establishments, automotive repair shops, convenience and liquor stores, and professional service providers.

          We have historically had success in marketing our products and services through relationships with key trade associations, agent banks and value-added resellers.

Trade Associations

          As of December 31, 2005, we had entered into endorsement agreements with more than 100 trade associations, the majority of which are in the hospitality industry. Of these endorsements, 30 are state restaurant associations. These associations include the Arizona, California, Florida, Minnesota, Oklahoma, Washington and Wisconsin restaurant associations, which together represent in excess of 45,000 merchants. Our agreements with trade associations typically require us to pay a small upfront fee to the association and to sponsor certain association events or advertise in their publications. In exchange for their endorsement of our products and services, upon the installation of a new merchant that is a member of their association we pay trade associations a portion of the signing bonus or residual payments that otherwise would be paid to the Relationship Manager responsible for such merchant. In some cases, we have sold association memberships to prospective merchants and our Relationship Managers have received commissions for such sales.

Agent Banks

          Many community banks find it difficult to provide their merchant servicing personnel with the training and support they need to serve their customer base and to properly assess transaction risk. As a result, some of these banks enter into arrangements with payment processors to service their merchant portfolios. We currently provide these services to over 250 community banks in the United States. In exchange for their endorsement of our products and services, upon the installation of a new merchant referred by the bank we typically pay the bank a portion of the signing bonus or residual payment that otherwise would be paid to the Relationship Manager responsible for such merchant.

Value-Added Resellers and Third-Party Software Providers

          In order to further market our products and services, we enter into arrangements with value-added resellers and third-party software developers. Value-added resellers typically sell complementary products and services, such as hardware and software applications and point-of-sale hardware, software and communication network services to merchants in markets similar to ours. Our agreements with value-added resellers provide that, in exchange for their endorsement of our products and services and upon the installation of a new merchant referred by them we will pay the value-added reseller a portion of the signing bonus and residual payment that otherwise would be paid to the Relationship Manager responsible for such merchant. As we continue to expand our product offerings, we intend to introduce capabilities that will allow our systems to be compatible with those of our value-added resellers and other third-party software developers and will enable them to embed our payment modules within their systems. As of December 31, 2005, we had entered into arrangements with over 850 value-added resellers, including agreements with many third-party developers in the hospitality industry. From time to time, we have also entered into direct alliances with original equipment manufacturers and vendors.

Relationships with Sponsors and Processors

          In order to provide payment processing services for Visa and MasterCard transactions, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard associations. The sponsor bank must register us with Visa as an Independent Sales Organization and with MasterCard as a Member Service Provider. We also contract with third-party processors to provide critical payment processing services.

Sponsor Bank

          We currently have an agreement with KeyBank, National Association, referred to as “KeyBank” in this document, to sponsor us for membership in the Visa and MasterCard associations. Under this agreement, KeyBank settles bank card transactions for our merchants, and also funds the portion of our daily interchange expenses that we do not fund. Either KeyBank or we can terminate the agreement if the other party materially breaches the agreement, including non-payment of fees due for processing our monthly settlement of transactions. The agreement may also be terminated if the other party enters bankruptcy or files for bankruptcy, if either party is required to discontinue performing its services under the agreement based upon a final order of a state or federal court or regulatory body or if there is a change in the majority ownership of the other party. KeyBank may terminate the agreement with us if we breach the by-laws and regulations of Visa or MasterCard, if either our registration or KeyBank’s membership with Visa or MasterCard terminates, if any federal or state regulatory authority requests that the agreement be terminated or that KeyBank terminate its services or if applicable laws or regulations change to prevent KeyBank from performing its services under the agreement. Upon termination of the agreement for any reason, we will have 180 days to convert to another sponsor bank. Although we expect that we would be able to secure a new sponsor bank, the cost of entering into a new sponsorship agreement may be different than under our current agreement with KeyBank. We entered into the agreement with KeyBank on April 1, 1999 and it expires in March 2009.

Third-Party Processors

          We have agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. These third-party processors include Vital Processing Services, First Data Corporation, Chase Paymentech Solutions and Global Payments, Inc. Our agreements with third-party processors require us to submit a minimum monthly number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay them the fees that they would have received if we had submitted the required minimum number or volume of transactions. The majority of our agreements with third-party processors may be terminated by the third-party processors if we materially breach certain sections of the agreements, including our failure to pay fees due, and we do not cure the breach within 30 days, if our registration with Visa or MasterCard terminates, or if we enter bankruptcy or file for bankruptcy. Our agreement with Vital expires on March 31, 2006. We are currently engaged in negotiations for a new contract with Vital and expect to sign a new contract prior to March 31, 2006. We do not expect the economic terms of a new contract to be less favorable to us than our current contract, and certain terms may represent an improvement.

Our Merchant Base

          We have a diverse merchant base. As of December 31, 2005, we provided payment processing services to approximately 110,500 active merchant locations across the United States, an increase of 24.3% from the approximately 88,900 merchant locations as of December 31, 2004. We target primarily small- and medium-sized merchants, which we define as generating annual Visa and MasterCard processing volume between $50,000 and $5,000,000. While restaurants represent a significant portion of our merchant base, we also provide payment processing services to a wide variety of merchants, primarily those merchants whose typical customer is present when using a bank card to pay for products or services.

          No single merchant accounted for more than 0.3% of our total processing volume in 2005, and during 2005, our top 25 merchants represented only 2.9% of our processing volume and 2.6% of our gross processing revenue. In December 2005, merchants in California represented 14.6%, in New York represented 6.9% and in Texas and Florida represented 4.5% of our total processing volume. Our geographic concentration tends to reflect the states with the highest economic activity, including California, New York, Florida and Texas, as well as certain states where we have historically maintained a stronger sales force, including North Carolina and Minnesota. This merchant and geographic diversification makes us less sensitive to changing economic conditions in any particular industry or region. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.

          Generally, our agreements with merchants are for three years and automatically renew for additional one-year periods unless otherwise terminated. Our sponsor bank is also a party to these agreements. The merchants are obligated to pay for all chargebacks, fines, assessments, and fees associated with their account, and in some cases, annual fees. Our sponsor bank may terminate a merchant agreement for any reason on 30 days’ notice, and the merchant may terminate the agreement at any time without notice, subject to the payment of any applicable early termination fees. Typically, the agreement may also be terminated immediately upon a breach by the merchant of any of its terms. The agreement may not be assigned by the merchant without the prior written consent of the sponsor bank and us.

Risk Management

          We believe that we have significant experience in assessing the risks associated with providing payment processing services to small- and medium-sized merchants. These risks include the limited operating history of many of the small- and medium-sized merchants we serve and the risk that these merchants could be subject to a higher rate of insolvency, which could adversely affect us financially. We apply varying levels of scrutiny in our application evaluation and underwriting of prospective merchant accounts, ranging from basic due diligence for merchants with a low risk profile to a more thorough and detailed review for higher risk merchants.

          Merchant attrition is expected in the payment processing industry in the ordinary course of business. During 2005 and 2004 we experienced an average annual attrition of 10% to 12% of our total processing volume. Much of our attrition is related to business closures.

          As a result of our exposure to potential liability for merchant fraud, chargebacks, reject and other losses created by our merchant services business, we view our risk management and fraud avoidance practices as integral to our operations and overall success. We believe that the risks associated with our merchant base are generally not significant as our merchants consist primarily of companies conducting card-present transactions and whose chargeback levels are generally not significant as a percentage of their sales volume. As a result of their low risk profile, we can employ underwriting and set-up procedures that are less extensive than if these merchants had higher risk profiles and can typically ensure that these merchants will be approved and set up on our systems within 24 hours of our receiving their application.

          However, for our merchants conducting card-not-present transactions, which we view as having a higher risk profile, we employ an extended underwriting and due diligence period and special account monitoring procedures. The underwriting process for these merchants’ applications may take 3 to 5 days while we evaluate the applicants’ financials, previous processing history and credit reports.

          As of December 31, 2005, we had a staff of 69 employees dedicated to our risk management operations, which encompasses underwriting new accounts, monitoring and investigating merchant account activity for suspicious transactions or trends and avoiding or recovering losses. Effective risk management helps us minimize merchant losses for the mutual benefit of our merchants and ourselves. Our risk management procedures also help protect us from fraud perpetrated by our merchants. We believe our knowledge and experience in dealing with attempted fraud has resulted in our development and implementation of effective risk management and fraud prevention systems and procedures. In 2005, 2004 and 2003, we experienced losses of less than 0.40 basis points of our processing volume.

          We employ the following systems and procedures to minimize our exposure to merchant and transaction fraud:

Underwriting

          Our Relationship Managers send new applications to our underwriting department for review and screening. Our underwriting department’s review of these applications serves as the basis for our decision whether to accept or reject a merchant account. The review also provides the criteria for establishing cash deposit or letter of credit requirements, processing limits, average transaction amounts and pricing, which assist us in monitoring merchant transactions for those accounts that exceed those pre-determined thresholds. The criteria set by our underwriting department also assist our risk management staff in advising merchants with respect to identifying and avoiding fraudulent transactions. Depending upon their experience level, our underwriting staff has the authority to render judgment on new applications or to take additional actions such as adjusting processing limits, analyzing average charge per transaction information or defining cash deposit/letter of credit requirements for new and existing merchants. Our underwriting department reports to our credit committee, consisting of our Chief Financial Officer, Chief Services Officer, Director of Policy and Audit and Director of Loss Prevention. Approval of a merchant by the credit committee is required for all higher risk merchant accounts, and our Chief Financial Officer reviews all accounts with processing volume that exceed certain thresholds. Our sponsor bank also reviews and approves our merchant underwriting policies and procedures to ensure compliance with Visa and MasterCard operating rules and regulations.

Merchant Monitoring

          We employ several levels of merchant account monitoring to help us identify suspicious transactions and trends. Daily merchant activity is obtained from two Internet-based systems, HPS Exchange (where the information is downloaded from HPS Exchange to our monitoring systems) and Vital (where the information is downloaded from our third-party processors onto Vital’s risk system and then accessed by us on the Internet), and is sorted into a number of customized reports by our systems. Our risk management team reviews any unusual activity highlighted by these reports, such as larger than normal transactions or credits, and monitors other parameters that are helpful in identifying suspicious activity. We have a daily window of 10:00 a.m. to 6:00 p.m. Eastern time to decide if any transactions should be held for further review, which provides us time to interview a merchant or issuing bank to determine the validity of suspicious transactions. We have also developed a fraud management system for HPS Exchange that is fully integrated with our internal customer relationship management software and has detailed review capabilities to further streamline our monitoring of those transactions. We also place merchants who require special monitoring on alert status and assign special account identifiers to our Internet merchants to designate these accounts for special monitoring.

Investigation and Loss Prevention

           If a merchant exceeds any parameters established by our underwriting and/or risk management staff or violates regulations established by the applicable bank card association or the terms of our merchant agreement, one of our investigators will identify the incident and take appropriate action to reduce our exposure to loss and the exposure of our merchant. This action may include requesting additional transaction information, instructing a third party to retrieve, withhold or divert funds, verifying delivery of merchandise or even deactivating the merchant account.

Collateral

          We require some of our merchants to establish cash deposits or letters of credit that we use to offset against liabilities we may incur. We hold such cash deposits or letters of credit for as long as we are exposed to a loss resulting from a merchant’s payment processing activity. As of December 31, 2005, these cash deposits and letters of credit totaled approximately $7.5 million. In addition, we maintain a 5-day delayed deposit policy on transactions processed by most of our Internet merchants and newly established merchants who have not previously processed bankcards to allow for additional risk monitoring.

Technology

          We have developed a number of Internet-based systems that are designed to improve the effectiveness of our sales force, customer service and the management of our business. In 2005, 2004 and 2003 we spent $1.5 million, $1.4 million and $0.8 million, respectively, on capitalized software development costs. Each of the following systems is available through www.e-hps.com and is being constantly updated, with new releases of software scheduled every six weeks:

Portfolio Manager

          Portfolio Manager is designed to allow each of our Relationship Managers to manage many aspects of his or her business, including portfolio monitoring and management, compensation review, training and professional development and the ability to communicate with others within our company. Portfolio Manager consists of a set of merchant relationship management tools. These tools include detailed merchant data, such as historical processing volume, updates on merchant contracts that will soon expire, losses, merchants who may have attrited and data that can be used by our Relationship Managers to assist merchants in understanding interchange fee structures and the risks associated with certain types of transactions. Portfolio Manager also includes an estimated gross margin calculator and a merchant profitability analysis that allows Relationship Managers to optimize gross margin generated from a new merchant account. In addition, Portfolio Manager provides our Relationship Managers with the ability to view their residual commission stream from their merchant portfolio, track their productivity and compare their sales statistics with those of other Relationship Managers.

Merchant Center

          Merchant Center is designed to improve our merchants’ efficiency, cash management and dispute resolution by providing them with real-time access to their transaction data, including clearinghouse records, deposits and transactions. Merchant Center can replace paper merchant statements and provide automated customer self-service. Over 21% of our merchants, as of December 31, 2005, had signed up for this product. Merchant Center also provides similar information tools to our strategic relationships, such as trade associations, banks and value-added resellers.

Merchant Manager

          Information regarding all of our interactions with our merchants and all of their documents and transaction records are immediately available to our customer service department and management through Merchant Manager. Each new account is entered into this database during the initial application and underwriting process, and all documents regarding a merchant are scanned into the database. Subsequently, all of a merchant’s transactions and statements, and records of all calls to our customer service representatives as well as their resolution, are maintained in the database. Merchant Manager is also the tool by which we make any pricing adjustments and manage any equipment-related transactions. Integrating many of our customer management tools into one database provides all of our employees with the same information regarding a merchant, which enables us to provide consistent, rapid problem resolution and optimal customer service. We believe that reliance on the system has allowed considerable productivity gains in recent years.

HPS Exchange

          Our front-end system, HPS Exchange, provides us greater control of the electronic transaction process, allows us to offer our merchants (through our Relationship Managers) a differentiated product offering, and offers economies of scale that we expect will increase our long-term profitability. As of December 31, 2005, approximately 59% of our merchants used HPS Exchange, and nearly 67% of all merchant accounts established in 2005 were placed on the system. When a merchant uses HPS Exchange on certain hardware platforms, the resulting authorization speed can be six seconds or less, which we believe is faster than industry norms for comparable terminals. This increased speed not only benefits the merchant but also reduces the telecommunications costs we incur in connection with a transaction.

          HPS Exchange enables us to provide more customized solutions to small- and medium-size merchants, target larger merchants that demand customized front-end solutions and take advantage of new terminal hardware platforms as they become available. HPS Exchange is customized for each merchant and will allow us, through further development, to provide our merchants with differentiated value-added features, including the following:

•

Merchant/Cardholder Selected Debit or Credit. Merchants have the ability to convert a Visa Check or Master Money card to a pin-based debit transaction, which is typically less expensive for the merchant.

•

Electronic Receipt Capture. Electronic Receipt Capture enables certain merchant terminals to capture a cardholder’s receipt and signature electronically and to display and print the receipt on demand. In particular, this feature adds value to merchants with high-ticket items, since they are more susceptible to losses from customer disputes.

•

Real-Time Transaction Monitoring. Using their personal computers, merchants can observe open batches of payment transactions at any of their locations, allowing early detection of problem transactions, such as abnormally large tickets or credits, and changes in business volume.

•	Cash Back on Debit. Merchants have the ability to offer a cash-back option to their customers for pin-based debit transactions.
•

Cardholder Name Capture. Cardholder Name Capture captures the cardholder’s name in a settlement transaction database. The cardholder’s name is then available for reporting back to the merchant when necessary for draft retrieval requests, chargeback notifications and to provide additional information regarding transactions that do not qualify for the lowest rates offered by Visa and MasterCard.

•	Logo on Receipt. The Logo on Receipt feature imports merchant logos onto a merchant’s receipt.
•

On-line Download Maintenance. On-line Download Maintenance is an Internet interface to a merchant’s point-of-sale terminal download system that allows a merchant to change the parameters that control how its point-of-sale terminal functions as opposed to having to call the service center to request such changes. This enables a merchant to more easily change its receipt message each day and assists a merchant in preventing employee fraud by setting parameters that restrict the actions that can be taken by various employees.

          While we will continue to utilize third-party front-end systems, we plan to continue incorporating additional functionality into HPS Exchange and to install an increasing percentage of new merchants onto HPS Exchange.

          We believe that we are one of the first payment processors to develop all of our systems to take advantage of recent technological advancements in network and distributed computing, such as relational databases and Internet technologies. This offers significant benefits to us in terms of cost, data manipulation and distribution, flexibility and scalability. We further believe that these systems help attract both new merchants and Relationship Managers and provide us with a competitive advantage over many of our competitors who rely on less flexible legacy systems.

Passport

          In July 2005, we commenced processing 100 merchants on our internally-designed back-end processing system, “Passport.” We believe that conversion of our merchants to this system will generate significant cost savings for us and will result in greater economies of scale, as we replace Vital’s per-transaction pricing with more of a fixed-cost structure, which allows per-transaction savings as increasing numbers of transactions are processed on Passport. In addition, our conversion to Passport will provide us with the opportunity over time to offer our merchants significantly greater amounts of information regarding their processing characteristics, in more usable formats. As of December 31, 2005, we had converted approximately 22,000 merchants onto Passport, and we expect to have over 90% of our merchants converted by the end of the second quarter of 2006.

Network Security

          In the course of our operations, we compile and maintain a large database of information relating to our merchants and their transactions. We place significant emphasis on maintaining a high level of security in order to protect the information of our merchants and their customers. We maintain current updates of network and operating system security releases and virus definitions, and have engaged a third party to regularly test our systems for vulnerability to unauthorized access. Further, we encrypt the cardholder numbers that are stored in our databases using triple-DES protocols, which represent the highest commercially available standard for encryption.

          Our internal network configuration provides multiple layers of security to isolate our databases from unauthorized access and implements detailed security rules to limit access to all critical systems. In response to potential security problems with payment processors’ systems, Visa and MasterCard recently implemented new audit procedures to highlight and repair any security weaknesses in payment processors’ systems. In November 2003, we were certified by Visa as having successfully completed their Cardholder Information Security Program (CISP) review of our payment processing and Internet-based reporting systems, and that certification was reconfirmed in January, 2005. We have engaged auditors to perform an annual SAS-70 review of the controls of our systems. In addition, we have commissioned a TG-3 audit of PIN security procedures and undertaken an independent Cyber-Risk Assessment. Application components communicate using sophisticated security protocols and are directly accessible by a limited number of employees on a need-only basis.

Disaster Recovery and Back-up Systems

          We have implemented a disaster recovery plan for HPS Exchange to ensure business connectivity in the event of a system failure. As part of this plan, we have established an alternate processing site in Houston, Texas that has the same functionality as our AT&T co-location facility in Allen, Texas. In the event of a failure at our Allen site, we would switch our processing immediately to the Houston site.

          We also rely on connections to the systems of our third-party front-end and back-end processing providers. In many cases, they have installed or developed communications circuits with backup connectivity to overcome telecommunications problems. In addition, our service center has installed redundant power sources and our administrative systems are backed up and archived daily.

Competition

          The payment processing industry is highly competitive. We compete with other providers of payment processing services on the basis of the following factors:

•	quality of service;
•	reliability of service;
•	ability to evaluate, undertake and manage risk;
•	speed in approving merchant applications; and
•	price.

          We compete with both small and large companies in providing payment processing and related services to a wide range of merchants. Our competitors sell their services either through a direct sales force, generally concentrating on larger accounts, or through Independent Sales Organizations, telemarketers or banks, generally concentrating on smaller accounts.

           There are a number of large payment processors, including First Data Corporation, National Processing, Inc., a subsidiary of Bank of America Corporation, Global Payments Inc., Fifth Third Bank, Chase Paymentech Solutions and NOVA Information Systems, Inc., a subsidiary of U.S. Bancorp, that serve a broad market spectrum from large to small merchants and provide banking, ATM and other payment-related services and systems in addition to bank card payment processing. There are also a large number of smaller payment processors that provide various services to small- and medium-sized merchants.

          Some of our competitors have substantially greater capital resources than we have and operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. Since they are affiliated with financial institutions or banks, these competitors do not incur the costs associated with being sponsored by a bank for registration with card associations and they can settle transactions quickly for their own merchants. We do not, however, currently contemplate acquiring or merging with a financial institution in order to increase our competitiveness. We believe that our specific direct sales focus on small- and medium-size merchants, in addition to our understanding of the needs and risks associated with providing payment processing services to those merchants, gives us a competitive advantage over larger competitors, which do not have our focus, and over competitors of a similar or smaller size that may lack our experience and sales resources.

Intellectual Property

          We own trademarks for Heartland Payday, Heartland Payment Systems and HPS Exchange and have trademark applications pending for Hlearning, HPS, Instalert, Instaview, Netselect, Online Merchant, Passport and Secure Exchange. We have agreed with Heartland Bank and Heartland Card Company that we will not license or contractually permit any third party to use the name “Heartland” in connection with any financial services business in the State of Missouri. Most of our services and products are based on proprietary software that is updated to meet merchant needs and remain competitive. Protecting our rights to our proprietary software is critical, as it allows us to offer distinctive services and products to merchants, which differentiates us from our competitors.

Employees

          As of December 31, 2005, we employed 1,616 full- and part-time personnel, including 443 customer service, risk management, financial and operations support and underwriting employees, 73 systems and technology employees, 35 payroll services employees, 55 accounting and administration employees and 1,010 sales and marketing employees. None of our employees are represented by a labor union, and we have experienced no work stoppages. We consider our employee relations to be good.

ITEM 1A. RISK FACTORS

          An investment in our common stock involves a high degree of risk. You should consider carefully the following risks and other information contained in this Annual Report on Form 10-K and other SEC filings  before you decide whether to buy our common stock. If any of the events contemplated by the following discussion of risks should occur, our business, results of operations and financial condition could suffer significantly. As a result, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

Risks Relating to Our Business

The payment processing industry is highly competitive and we compete with certain firms that are larger and that have greater financial resources. Such competition could increase, which would adversely influence our prices to merchants, and as a result, our operating margins.

          The market for payment processing services is highly competitive. Other providers of payment processing services have established a sizable market share in the small- and medium-size merchant processing sector. Maintaining our historic growth will depend on a combination of the continued growth in electronic payment transactions and our ability to increase our market share. According to The Nilson Report, in 2004 the eight largest bank card acquirers accounted for approximately $1.4 trillion of purchase volume (which we refer to as processing volume) on bank cards and the total purchase volume of all bank card acquirers was $1.5 trillion. We accounted for approximately 1.8% of this total volume in 2004. This competition may influence the prices we are able to charge. If the competition causes us to reduce the prices we charge, we will have to aggressively control our costs in order to maintain acceptable profit margins. In addition, some of our competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies, including First Data Corporation, National Processing, Inc., a subsidiary of Bank of America Corporation, Global Payments, Inc., Fifth Third Bank, Chase Paymentech Solutions and Nova Information Systems, Inc., a subsidiary of U.S. Bancorp. Our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a bank for registration with the card associations and can settle transactions more quickly for their merchants than we can for ours. These competitors have substantially greater financial, technology, management and marketing resources than we have. This may allow our competitors to offer more attractive fees to our current and prospective merchants, or to other than products or services that we do not offer. This could result in a loss of customers, greater difficulty attracting new customers, and a reduction in the price we can charge for our services.

We are subject to the business cycles and credit risk of our merchants, which could negatively impact our financial results.

          A recessionary economic environment could have a negative impact on our merchants, which could, in turn, negatively impact our financial results, particularly if the recessionary environment disproportionately affects some of the market segments that represent a larger portion of our processing volume, like restaurants. If our merchants make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenue. In addition, we have a certain amount of fixed and semi-fixed costs, including rent, processing contractual minimums and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy.

          In a recessionary environment our merchants could also experience a higher rate of business closures, which could adversely affect our business and financial condition. During the last recession, we experienced a slowdown in the rate of same-store sales growth and an increase in business closures. In the event of a closure of a merchant, we are unlikely to receive our fees for any transactions processed by that merchant in its final month of operation.

          While we service a broad range of merchants, restaurants represent a significant portion of our merchant base. The failure rate of restaurants is typically high, which increases our merchant attrition and reject losses. A reduction in consumer spending, particularly at restaurants, would further increase our rate of merchant attrition and reject losses.

We have faced, and will in the future face, chargeback liability when our merchants refuse or cannot reimburse chargebacks resolved in favor of their customers, and reject losses when our merchants go out of business. We cannot accurately anticipate these liabilities, which may adversely affect our results of operations and financial condition.

          In the event a billing dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally “charged back” to the merchant and the purchase price is credited or otherwise refunded to the cardholder. If we or our clearing banks are unable to collect such amounts from the merchant’s account, or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for the chargeback, we bear the loss for the amount of the refund paid to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. We may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our merchants may adversely affect our financial condition and results of operations.

          Reject losses arise from the fact that we collect our fees from our merchants on the first day after the monthly billing period. This results in the build-up of a substantial receivable from our customers, which significantly exceeds the receivables of any of our competitors which assess their fees on a daily basis. If a merchant has gone out of business during the billing period, we may be unable to collect such fees. In addition, if our sponsor bank is unable, due to system disruption or other failure, to collect our fees from our merchants, we would face a substantial loss.

          We incurred charges relating to chargebacks and reject losses of $1,206,000, $940,000 and $605,000 in the years ended December 31, 2005, 2004 and 2003, respectively.

We have faced, and will in the future face, merchant fraud, which could have an adverse effect on our operating results and financial condition.

          We have potential liability for fraudulent bank card transactions initiated by merchants. Merchant fraud occurs when a merchant knowingly uses a stolen or counterfeit bank card or card number to record a false sales transaction, processes an invalid bank card or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Examples of merchant fraud we have faced include a manager of a franchised motel who applied for a merchant account that proved to be a second account for that motel, and processed duplicate charges in his office, and an antique repair service owner who continued accepting deposits on cards for repairs, but stopped doing the repairs. We have established systems and procedures designed to detect and reduce the impact of merchant fraud, but we cannot assure you that these measures are or will be effective. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase our chargeback liability. Increases in chargebacks could have an adverse effect on our operating results and financial condition.

Unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise, could expose us to liability and protracted and costly litigation.

          We collect and store sensitive data about merchants, including names, addresses, social security numbers, driver’s license numbers and checking account numbers. In addition, we maintain a database of cardholder data relating to specific transactions, including bank card numbers, in order to process the transactions and for fraud prevention. Any significant incidents of loss of cardholder data by us or our merchants could result in significant fines and sanctions by Visa, MasterCard or governmental bodies, which could have a material adverse effect upon our financial position and/or operations. In addition, a significant breach could result in our being prohibited from processing transactions for Visa and MasterCard.

          Our computer systems could be penetrated by hackers and our encryption of data may not prevent unauthorized use. In this event, we may be subject to liability, including claims for unauthorized purchases with misappropriated bank card information, impersonation or other similar fraud claims. We could also be subject to liability for claims relating to misuse of personal information, such as unauthorized marketing purposes. These claims also could result in protracted and costly litigation. In addition, we could be subject to penalties or sanctions from the Visa and MasterCard associations.

          Although we generally require that our agreements with our service providers who have access to merchant and customer data include confidentiality obligations that restrict these parties from using or disclosing any customer or merchant data except as necessary to perform their services under the applicable agreements, we cannot assure you that these contractual measures will prevent the unauthorized use or disclosure of data. In addition, our agreements with financial institutions require us to take certain protective measures to ensure the confidentiality of merchant and consumer data. Any failure to adequately enforce these protective measures could result in protracted and costly litigation.

Increased merchant attrition that we cannot anticipate or offset with increased processing volume or new accounts would cause our revenues to decline.

          We experience attrition in merchant processing volume  resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account closures that we initiate due to heightened credit risks relating to, or contract breaches by, merchants. During 2005, 2004 and 2003, we experienced average annual attrition of 10% to 12% of total processing volume. Substantially all of our processing contracts may be terminated by either party on relatively short notice. We cannot predict the level of attrition in the future and therefore it could increase. Increased attrition in merchant processing volume may have an adverse effect on our financial condition and results of operations. If we are unable to establish accounts with new merchants or otherwise increase our processing volume in order to counter the effect of this attrition, our revenues will decline.

We rely on a bank sponsor, which has substantial discretion with respect to certain elements of our business practices,  in order to process bank card transactions. If this sponsorship is terminated and we are unable to secure new bank sponsors, we will not be able to conduct our business.

          Substantially all of our revenue is derived from Visa and MasterCard bank card transactions. Because we are not a bank, we are not eligible for membership in the Visa and MasterCard associations and are, therefore, unable to directly access the bank card association networks, which are required to process Visa and MasterCard transactions. Visa and MasterCard operating regulations require us to be sponsored by a bank in order to process bank card transactions. We are currently registered with Visa and MasterCard through KeyBank, which has maintained that registration since 1999. If we or our bank sponsor fail to comply with the applicable requirements of the Visa and MasterCard bank card associations, Visa or MasterCard could suspend or terminate our registration. The bank card associations frequently amend their requirements. If we or our sponsoring bank were unable to comply with any such amended requirements, Visa or MasterCard could suspend or terminate our registration. On occasion, we have received notices of non-compliance, which have typically related to excessive chargebacks for a merchant or data security failures on the part of a merchant. The termination of our registration, or any changes in the Visa or MasterCard rules that would impair our registration, could require us to stop providing Visa and MasterCard payment processing services, which would make it impossible for us to conduct our business. In addition, if our sponsorship is terminated and we are unable to secure another bank sponsor or sponsors, we will not be able to process Visa and MasterCard transactions. Furthermore, our agreement with KeyBank gives it substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants and our customer service levels. KeyBank’s discretionary actions under this agreement could be detrimental to our operations.

Current or future bank card association rules and practices could adversely affect our business.

          We are registered with the Visa and MasterCard associations through our bank sponsor as an Independent Sales Organization with Visa and a Member Service Provider with MasterCard. In addition, we are a sales agent for Discover, American Express and Diners Club. The rules of the bank card associations are set by member banks and, in the case of Discover, American Express and Diners Club, by the card issuers, and some of those banks and issuers are our competitors with respect to these processing services. Many banks directly or indirectly sell processing services to merchants in direct competition with us. These banks could attempt, by virtue of their membership in the associations, to alter the associations’ rules or policies to the detriment of non-members like us. Discover, American Express and Diners Club also sell processing services for their cardholders to merchants. The bank card associations or issuers who maintain our registrations or arrangements or the current bank card association or issuer rules allowing us to market and provide payment processing services may not remain in effect. The termination of our registration or our status as an Independent Sales Organization or Member Service Provider, or any changes in card association or issuer rules that limit our ability to provide payment processing services, could have an adverse effect on our processing volumes, revenues or operating costs. In addition, if we were precluded from processing Visa and MasterCard bank card transactions, we would lose substantially all of our revenues.

Our systems and our third-party providers’ systems may fail due to factors beyond our control, which could interrupt our service, cause us to lose business and increase our costs.

          We depend on the efficient and uninterrupted operation of our computer network systems, software, data center and telecommunications networks, as well as the systems of third parties. Our systems and operations or those of our third-party providers could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures or other difficulties could result in:

•	loss of revenues;
•	loss of merchants, although our contracts with merchants do not expressly provide a right to terminate for business interruptions;
•	loss of merchant and cardholder data;
•	harm to our business or reputation;
•	exposure to fraud losses or other liabilities;
•	negative publicity;
•	additional operating and development costs; and/or
•	diversion of technical and other resources.

We rely on other payment processors and service providers; if they no longer agree to provide their services, our merchant relationships could be adversely affected and we could lose business.

          We rely on agreements with several other large payment processing organizations to enable us to provide bank card authorization, data capture, settlement and merchant accounting services and access to various reporting tools for the merchants we serve. We rely primarily on Vital Processing Services, which provides most of our back-end and a minority of our front-end processing needs under a contract that expires in March 2006. We also use the services of First Data Corporation, Chase Paymentech Solutions and Global Payments Inc. who combined process less than 5% of our business and also directly or indirectly sell payment processing services to merchants in competition with us. We also rely on third parties to whom we outsource specific services, such as organizing and accumulating daily transaction data on a merchant-by-merchant and card issuer-by-card issuer basis and forwarding the accumulated data to the relevant bank card associations. Some of these organizations and service providers are our competitors and, with the exception of Vital, we do not have any long-term contracts with them. Typically, our contracts with these third parties are for one-year terms, have automatic one-year renewals and are subject to cancellation upon limited notice by either party. The termination by our service providers of their arrangements with us or their failure to perform their services efficiently and effectively may adversely affect our relationships with our merchants and, if we cannot find alternate providers quickly, may cause those merchants to terminate their processing agreements with us.

Adverse conditions in markets in which we obtain a substantial amount of our processing volume, such as our largest markets of California, New York, Texas and Florida, could negatively affect our results of operations.

          Adverse economic or other conditions in California, New York, Texas and Florida would negatively affect our revenue and could materially and adversely affect our results of operations. In December 2005, merchants in California represented 14.6%, in New York represented 6.9%, and in Texas and Florida represented 4.5% of our total processing volume. As a result of this geographic concentration of our merchants in these markets, we are exposed to the risks of downturns in these local economies and to other local conditions, which could adversely affect the operating results of our merchants in these markets.

If we lose key personnel or are unable to attract additional qualified personnel as we grow, our business could be adversely affected.

          We are dependent upon the ability and experience of a number of our key personnel who have substantial experience with our operations, the rapidly changing payment processing industry and the selected markets in which we offer our services. It is possible that the loss of the services of one or a combination of our senior executives or key managers, particularly Robert O. Carr, our Chief Executive Officer, would have an adverse effect on our operations. None of our senior executives or key managers have entered into employment agreements with us. Our success also depends on our ability to continue to attract, manage and retain other qualified middle management and technical and clerical personnel as we grow. We may not continue to attract or retain such personnel.

If we are unable to attract and retain qualified sales people, our business and financial results may suffer.

          Unlike many of our competitors who rely on Independent Sales Organizations or salaried salespeople and telemarketers, we rely on a direct sales force whose compensation is entirely commission-based. Through our direct sales force of approximately 1,000 Relationship Managers, Servicing Relationship Managers and sales managers, we seek to increase the number of merchants using our products and services. We intend to significantly increase the size of our sales force. Our success partially depends on the skill and experience of our sales force. If we are unable to retain and attract sufficiently experienced and capable Relationship Managers, our business and financial results may suffer.

If we cannot pass increases in bank card association interchange fees along to our merchants, our operating margins will be reduced.

          We pay interchange fees set by the bank card associations to the card issuing bank for each transaction we process involving their bank cards. From time to time, the bank card associations increase the interchange fees that they charge payment processors and the sponsoring banks. At its sole discretion, our sponsoring bank has the right to pass any increases in interchange fees on to us and it has consistently done so in the past. We are allowed to, and in the past we have been able to, pass these fee increases along to our merchants through corresponding increases in our processing fees. However, if we are unable to do so in the future, our operating margins will be reduced.

Any acquisitions or portfolio buyouts that we make could disrupt our business and harm our financial condition.

          We expect to evaluate potential strategic acquisitions of complementary businesses, products or technologies. We may not be able to successfully finance or integrate any businesses, products or technologies that we acquire. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations. To date, we have not acquired any significant companies or products. We may spend time and money on projects that do not increase our revenue. To the extent we pay the purchase price of any acquisition in cash, it would reduce our cash reserves, and to the extent the purchase price is paid with our stock, it could be dilutive to our stockholders. While we from time to time evaluate potential acquisitions of businesses, products and technologies, and anticipate continuing to make these evaluations, we have no present understandings, commitments or agreements with respect to any acquisitions.

          We also regularly buy out the residual commissions of our Relationship Managers and sales managers, at multiples that typically amount to 2 to 2 1/2 years of such commissions. If the merchants included in the portfolios we purchase do not generate sufficient incremental margin after the purchase, we will not achieve a positive return on the cash expended.

Governmental regulations designed to protect or limit access to consumer information could adversely affect our ability to effectively provide our services to merchants.

          Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer of, and safeguarding, non-public personal information. For example, in the United States, all financial institutions must undertake certain steps to ensure the privacy and security of consumer financial information. While our operations are subject to certain provisions of these privacy laws, we have limited our use of consumer information solely to providing services to other businesses and financial institutions. We limit sharing of non-public personal information to that necessary to complete the transactions on behalf of the consumer and the merchant and to that permitted by federal and state laws. In connection with providing services to the merchants and financial institutions that use our services, we are required by regulations and contracts with our merchants to provide assurances regarding the confidentiality and security of non-public consumer information. These contracts require periodic audits by independent companies regarding our compliance with industry standards and best practices established by regulatory guidelines. The compliance standards relate to our infrastructure, components, and operational procedures designed to safeguard the confidentiality and security of non-public consumer personal information shared by our clients with us. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract and maintain business in the future. The cost of such systems and procedures may increase in the future and could adversely affect our ability to compete effectively with other similarly situated service providers.

Our operating results are subject to seasonality, which could result in fluctuations in our quarterly net income.

          We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Historically our revenues have been strongest in our second and third quarters, and weakest in our first quarter.

We may become subject to additional U.S., state or local taxes that cannot be passed through to our merchants, which could negatively affect our results of operations.

          Companies in the payment processing industry, including us, may become subject to taxation in various tax jurisdictions on our net income or revenues. Application of these taxes is an emerging issue in our industry and taxing jurisdictions have not yet adopted uniform positions on this topic. If we are required to pay additional taxes and are unable to pass the tax expense through to our merchants, our costs would increase and our net income would be reduced.

We face uncertainty about additional financing for our future capital needs, which may prevent us from growing our business.

          We may need to raise additional funds to finance our future capital needs and operating expenses. We may need additional financing earlier than we anticipate if we:

•	expand faster than our internally generated cash flow can support;
•

purchase portfolio equity (the portion of our commissions that we have committed to our sales force for as long as the merchant processes with us, which we may buy out at an agreed multiple) from a large number of Relationship Managers or sales managers;

•	add new merchant accounts faster than expected;
•	need to reduce pricing in response to competition; or
•	acquire complementary products, businesses or technologies.

          If we raise additional funds through the sale of equity securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities, that have rights, preferences and privileges senior to our common stock. We may be unable to raise additional funds on terms favorable to us or at all. If financing is not available or is not available on acceptable terms, we may be unable to fund our future needs. This may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry.

Risks Related to Our Company

Our executive officers, directors and principal stockholders have substantial control over our business, which could lead to conflicts of interest with other stockholders and could limit your ability to influence corporate matters.

          At December 31, 2005, our Chairman and Chief Executive Officer, Robert O. Carr, beneficially owned approximately 30.4% of our outstanding common stock. Mr. Carr and our other executive officers and directors collectively beneficially owned approximately 71.5% of our outstanding common stock. Greenhill Capital Partners, L.P. and its affiliated investment funds and LLR Equity Partners, L.P. and its affiliated investment fund owned in the aggregate approximately 33.7% of our outstanding common stock. Various officers, directors, partners and members of Greenhill Capital Partners, L.P. and its affiliated investment funds and LLR Equity Partners, L.P. and its affiliated investment fund are members of our board of directors. Accordingly, these stockholders, acting individually or together, will have significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders may dictate the day-to-day management of our business. This concentration of ownership could limit your ability to influence corporate matters and could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination or a sale of all or substantially all of our assets. In addition, the significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock, or the perception in the public markets that these sales may occur, could depress our stock price.

        Sales of substantial amounts of our common stock in the public market, or the perception in the public markets that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. At December 31, 2005, we had 34,200,114 shares of our common stock outstanding. In addition, as of December 31, 2005, we had outstanding options to purchase a total of 8,282,825 shares under our 2000 Incentive Stock Option Plan and our 2002 PEPShares Plan, of which 7,510,600 were vested. Assuming the exercise of all outstanding options to acquire our common stock, our current stockholders would own on a fully-diluted basis 80.5% of the outstanding shares of our common stock, and the number of shares of our common stock available to trade could cause the market price of our common stock to decline. In addition to the adverse effect a price decline could have on holders of our common stock, such a decline could impede our ability to raise capital or to make acquisitions through the issuance of additional shares of our common stock or other equity securities.

        The holders of approximately 24,994,057 shares of our common stock will have rights to demand the registration of their shares or include their shares in registration statements that we may file on our behalf or on behalf of other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of our common stock to decline, which could impede our ability to make acquisitions through the issuance of additional shares of our common stock. Furthermore, if we file a registration statement to offer additional shares of our common stock and have to include shares held by those holders, it could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

Provisions in our charter documents and Delaware law could discourage a takeover you may consider favorable or could cause current management to become entrenched and difficult to replace.

          Provisions in our amended and restated certificate of incorporation, in our bylaws and under Delaware law could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our amended and restated certificate of incorporation and bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third party:

•	advance notification procedures for matters to be brought before stockholder meetings;
•	a limitation on who may call stockholder meetings;
•	a prohibition on stockholder action by written consent; and
•	the ability of our board of directors to issue up to 10 million shares of preferred stock without a stockholder vote.

          If any shares of preferred stock are issued that contain an extraordinary dividend or special voting power, a change in control could be impeded.

          We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any “interested stockholder,” meaning, generally, that a stockholder who beneficially owns more than 15% of our stock cannot acquire us for a period of three years from the date this person became an interested stockholder unless various conditions are met, such as approval of the transaction by our board of directors. Any of these restrictions could have the effect of delaying or preventing a change in control.

Our common stock was not publicly traded before our August 11, 2005 initial public offering, and we expect that the price of our common stock will fluctuate substantially.

          Before our August 11, 2005 initial public offering, there was no public market for our common stock. An active public trading market may not develop or, if developed, may not be sustained. The market price for our common stock will be affected by a number of factors, including:

•	quarterly variations in our or our competitors’ results of operations;
•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earning estimates;
•	the announcement of new products or service enhancements by us or our competitors;
•	announcements related to litigation;
•	developments in our industry; and
•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          Not Applicable.

ITEM 2.	PROPERTIES

          In October 2005, we relocated our principal executive offices to approximately 9,300 square feet of leased office space on Nassau Street in Princeton, New Jersey. Prior to that, our principal executive offices were located in approximately 5,000 square feet of leased office space on Hulfish Street in Princeton, New Jersey. The Nassau Street lease expires in May 2013. The Hulfish Street lease expires September 2007 and we are attempting to sublet that space. We also lease approximately 15,940 square feet of office space in Cleveland, Ohio under a lease that expires on June 30, 2012, 7,000 square feet in Scottsdale, Arizona under a lease that expires on October 31, 2006, 57,000 square feet in Jeffersonville, Indiana under a lease that expires between July 17, 2007 and April 30, 2009, and 14,000 square feet in Frisco, Texas under a lease that expires on October 31, 2008. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our company. Each of these leases, other than the Frisco lease, is renewable.

ITEM 3.	LEGAL PROCEEDINGS

          In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. We believe that the outcome of the proceedings to which we are currently a party will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of our shareholders during our fourth quarter ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

          Our common stock trades on the New York Stock Exchange under the ticker symbol “HPY.” Our common stock began trading on the New York Stock Exchange on August 11, 2005 in conjunction with our initial public offering. Prior to August 11, 2005, our common stock was not publicly traded. The following table sets forth the high and low sales prices of our common stock since August 11, 2005:

	High	Low

2005
August 11, 2005 through September 30, 2005	$27.73	$22.20
October 1, 2005 through December 31, 2005	$26.50	$20.77

Holders of Common Stock

          The number of shareholders of record of our common stock as of March 2, 2006 was 191.

Dividends

          Historically, we have not paid any cash dividends on our common stock. The payment of dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend on, among other factors, our earnings, stockholders’ equity, cash position and financial condition.

Securities Authorized For Issuance Under Equity Compensation Plans

          We maintain the Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan under which shares of our common stock are authorized for issuance. For more information on this plan, see Note 12 to “Notes to Consolidated Financial Statements.” Information regarding the common stock issuable under this plan as of December 31, 2005 is set forth in the table below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	8,282,825	$7.56	1,718,761
Equity compensation plans not approved by security holders	None	N/A	None
Total	8,282,825	$7.56	1,718,761

Purchases of Equity Securities

          From time to time we have repurchased shares of our common stock for the benefit of employees who exercised their options under our Amended and Restated 2000 Equity Incentive Plan. The following table presents information with respect to those purchases of our common stock made during the three months ended December 31, 2005:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

During the Month Ended:
October 31, 2005	—	—	—	—
November 30, 2005	—	—	—	—
December 31, 2005	22,000	$22.53	—	—

	22,000	$22.53	—	—

          On January 13, 2006, our Board of Directors authorized management to repurchase up to the lesser of (a) 1,000,000 shares of our common stock or (b) $25,000,000 worth of our common stock in the open market. We intend to use the authorization to repurchase shares opportunistically as a means of offsetting dilution from the issuance of shares under our employee benefit plans. We have no obligation to repurchase shares under the authorization, and the specific timing and amount of the common stock repurchase will vary based on market conditions, securities law limitations and other factors. The common stock repurchase will be executed utilizing our available cash resources including the proceeds we receive from the exercise of stock options.

ITEM 6. SELECTED FINANCIAL DATA

          The following table sets forth our selected historical consolidated financial information and other data for the years ended December 31, 2005, 2004 and 2003, which are derived from our consolidated financial statements included elsewhere in this report. Historical consolidated financial information for 2002 and 2001 are derived from our consolidated financial statements for those years. The information in the following table should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(in thousands, except per share data)
Statement of Operations Data:
Total revenues	$834,577	$602,749	$422,237	$340,582	$283,056

Costs of Services:
Interchange	611,736	438,738	302,057	242,407	193,460
Dues and assessments	31,491	23,348	15,945	12,616	10,223
Processing and servicing	87,668	70,232	50,805	44,224	52,677
Customer acquisition costs	28,025	18,908	13,380	12,422	21,692
Depreciation and amortization	5,685	3,912	2,571	1,587	1,256

Total costs of services	764,605	555,138	384,758	313,256	279,308
General and administrative	37,761	31,501	25,751	20,786	16,074

Total expenses	802,366	586,639	410,509	334,042	295,382

Income (loss) from operations	32,211	16,110	11,728	6,540	(12,326)

Other income (expense):
Interest income	724	182	124	171	120
Interest expense	(1,553)	(1,385)	(1,188)	(1,182)	(4,185)
Fair value adjustment for warrants with mandatory redemption provisions	(2,912)	(509)	(893)	(509)	(104)
Gain on settlement of financing arrangement	5,140	—	—	—	—
Other, net	198	833	(740)	(62)	(861)

Total other income (expense)	1,597	(879)	(2,697)	(1,582)	(5,030)

Income (loss) before income taxes	33,808	15,231	9,031	4,958	(17,356)
Provision for income taxes	14,715	6,376	(11,102)	51	17

Net income (loss)	19,093	8,855	20,133	4,907	(17,373)
Income allocated to Series A Senior Convertible Participating Preferred Stock	(4,728)	(4,263)	(9,843)	—	—
Accretion of Series A Senior Convertible Participating Preferred Stock	—	—	—	(6,509)	(1,390)

Net income (loss) attributable to Common Stock	$14,365	$4,592	$10,290	$(1,602)	$(18,763)

Earnings per common share:
Basic	$0.62	$0.28	$0.65	$(0.10)	$(1.12)
Diluted	$0.50	$0.26	$0.62	$(0.10)	$(1.12)
Weighted average number of common shares outstanding:
Basic	23,069	16,408	15,932	15,642	16,697
Diluted	37,879	33,786	32,231	15,642	16,697
Other Data:
Number of active merchants serviced (at period end)	110	89	67	53	46
Processing volume for the period (in millions)	33,722	24,987	17,915	14,392	12,084

	As of December 31,

	2005	2004	2003	2002	2001

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$17,747	$13,237	$13,004	$8,073	$13,047
Receivables	93,756	64,325	44,934	33,435	27,406
Total assets	182,083	133,926	100,742	65,596	55,743
Due to sponsor bank	34,530	45,153	34,225	26,319	20,755
Accounts payable	25,339	27,103	17,923	14,712	14,087
Total liabilities	102,032	127,827	98,656	84,630	80,452
Series A Senior Convertible Participating Preferred Stock (classified as mezzanine equity)	—	—	43,401	43,401	36,892
Total Stockholders’ Equity (Deficit)	80,051	6,099	(41,315)	(62,435)	(61,601)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements and the risk factors included elsewhere in this report.

Overview

General
          We provide bank card-based payment processing services to merchants in the United States. As of December 31, 2005, we provided our payment processing services to approximately 110,500 active merchants located across the United States. This represents a 24.3% increase over the 88,900 active merchants at December 31, 2004. Our processing volume for the year ended December 31, 2005 was $33.7 billion, a 35.0% increase from the $25.0 billion processed during the year ended December 31, 2004. For the years ended December 31, 2003 and 2002, our processing volume was $17.9 billion and $14.4 billion, respectively.

          Our revenue is recurring in nature, as we typically enter into three-year service contracts that, in order to qualify for the agreed-upon pricing, require the merchant to achieve processing volume minimums. Most of our revenue is payment processing fees, which are a combination of a fee equal to a percentage of the dollar amount of each Visa or MasterCard transaction we process plus a flat fee per transaction. We make mandatory payments of interchange fees to card-issuing banks through Visa and MasterCard and dues and assessment fees to Visa and MasterCard. Our business volume, and consequently gross processing revenue, is largely driven by the cumulative growth in the number of merchants with whom we have processing contracts. This in turn is the result of the number of merchants that we install during a period, offset by the number of merchants who cease processing with us during that period. We also generally benefit from consumers’ increasing use of bank cards in place of cash and checks.

          Significant increases in our sales force have led to significant growth in the number of merchants with whom we have processing contracts. Our sales managers are compensated based on their success in growing the sales force and increasing the merchant base in their regions. Our sales force grew from 832 at December 31, 2004, to 1,010 at December 31, 2005. The number of new merchants installed during year ended December 31, 2005 grew by approximately 16% to 45,866 new merchants installed, compared to 39,403 new merchants installed during the year ended December 31, 2004. In order to continue to increase our gross processing revenue, we intend to increase both the size and productivity of our sales force. As a result of our commission-only compensation system for our sales force, we are able to increase the size of our sales force with minimal upfront costs. However, since we pay signing bonuses and commissions approximating 92% of the gross margin generated by a merchant in its first year, growth in merchant accounts consumes significant capital, as it typically takes approximately one year’s processing to cover the outlays for signing bonuses, commissions and payroll taxes.

          Same store sales, which represent the change in processing volume for all merchants that were processing with us in the same month a year earlier, grew 7.5% on average in 2005 and 2004 and 5.0% on average in 2003. This same store sales growth resulted from the combination of the increasing use by consumers of bank cards for the purchase of goods and services at the point of sale, and sales growth experienced by our retained merchants, some of which was likely the result of an improved economy.

2005 Financial Highlights
          We reported record financial performance in 2005 primarily driven by three factors: significant growth in the number of merchants to whom we provide services, strong growth in our transaction processing volume, and revenue growth outpacing the growth in our operating expenses resulting in operating synergies. For 2005, we reported net income of $19.1 million, or $0.50 per diluted share, an increase from $8.9 million, or $0.26 per diluted share in 2004. The following is a summary of our financial highlights for 2005:

•

During 2005, we installed 45,866 new merchants, including 30,032 on HPS Exchange, which continued the rapid growth in the number of active merchants we service to 110,500 at December 31, 2005, an increase of 24.3% over the number of merchants we serviced at December 31, 2004.

•	Bank card processing volume during 2005 increased 35.0% to $33.7 billion from $25.0 billion during 2004.
•

Net revenue, which is defined as total revenues less interchange fess and dues and assessments, increased 36.0% to $191.4 million in 2005 from $140.7 million in 2004. The increase in net revenue was driven by the increases in installed merchants and processing volume.

•

Our income from operations, which we also refer to as operating income, grew to $32.2 million for 2005 from $16.1 million for 2004. Our operating margin, which is measured as operating income divided by net revenue, improved to 16.8% for 2005 from 11.5% for 2004.

•

On August 16, 2005, we closed our initial public offering at a price of $18.00 per share and raised net cash proceeds of $41.7 million. The offering included 7,762,500 shares of our common stock, of which 2,758,546 shares were sold by us and 5,003,954 shares were sold by certain selling stockholders. Upon closing, all outstanding shares of our Series A Senior Convertible Participating Preferred Stock automatically converted into 13,333,334 shares of our common stock. Also on the closing date we exercised our right to require the holder of warrants to acquire 168,904 shares of our common stock to exercise its warrants at the exercise price of $0.005 per share. We recognized pre-tax expense of $2.9 million to adjust the warrants’ carrying value to $26.51 per share, the closing price of our common stock on the day prior to the exercise of the warrants.

•

During 2005, we strengthened our balance sheet by paying down financing arrangements and borrowings totaling $11.0 million, including $2.9 million to fully pay off borrowings under lines of credit and a cash payment of $3.0 million to reacquire 2,400 merchant contracts and fully extinguish our obligations under a related financing arrangement. The outstanding balance of this financing arrangement at the time of extinguishment was $8.1 million, resulting in a pre-tax gain on the settlement of a financing arrangement of $5.1 million.

Components of Revenues and Expenses
          Revenues.  Our revenues fall into three categories: gross processing revenue, payroll processing revenue and equipment-related income. Our gross processing revenue primarily consists of discount, per-transaction and periodic (primarily monthly) fees from the processing of bank card transactions, primarily Visa and MasterCard transactions, for merchants. These fees are negotiated by our Relationship Managers with each merchant. Gross processing revenue also includes American Express and Discover fees, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, and other miscellaneous revenue.  Payroll processing revenue includes fees charged by Heartland Payroll Company for payroll processing services. Equipment-related income includes fees for the sale, rental, leasing and deployment of bank card terminals, net of their associated direct costs. Revenues are recorded at the time the service is performed. Most of these revenue items will tend to grow with our merchant growth.

          Expenses.  Our most significant expense is interchange fees, which are set by the Visa and MasterCard card associations, and are paid to the card issuing banks. Interchange fees are calculated as a percentage of the dollar volume processed plus a per transaction fee. We also pay Visa and MasterCard association dues and assessments, which are calculated as a percentage of the dollar volume processed. Interchange fees and dues and assessments are recognized at the time transactions are processed. It is our policy to pass along to our merchants any changes in interchange fees and card association dues and assessments. Since the card associations regularly adjust those rates, our gross processing revenue will increase or decrease, but all the impact will be paid to the card issuing banks and our income from operations will not be affected.

          Costs of services also include processing and servicing costs, customer acquisition costs, and depreciation and amortization. Processing and servicing costs include:

•

processing costs, which are either paid to third parties, or represent the cost of our own authorization/capture and accounting/settlement systems. During 2005, third party costs represented about 75% of our processing costs, compared to 77% during 2004, with internal costs representing the remainder. Approximately 76% and 72%, respectively, of our third-party processing costs for 2005 and 2004 were paid to Vital;

•

residual commission payments to our Relationship Managers, sales managers and trade associations, agent banks and value-added resellers, which are a percentage of the gross margin we generated from our merchant contracts during the accounting period; and

•

the costs of operating our service center, including telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, and other direct merchant servicing expenses, plus bank sponsorship costs.

          Customer acquisition costs reflect the amortization over the initial three-year contract term of the cash signing bonus paid and the deferred acquisition costs for vested Relationship Managers and sales managers, as well as changes in the accrued buyout liability, which reflect the impact of buying out residual commissions (see “— Critical Accounting Estimates — Accrued Buyout Liability”) and volume attrition.

          Depreciation and amortization expenses are primarily recognized on a straight-line basis over the estimated useful life of the asset. We have made significant capital expenditures for computer hardware and software and such costs are generally depreciated over three to five years.

          General and administrative expenses include salaries and wages and other administrative expenses. The two most significant elements in these expenses are our information technology infrastructure costs and our marketing expenses.

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

Critical Accounting Estimates

          The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses.  Actual results could differ from those estimates. Our significant accounting policies are more fully described in note 2 to our consolidated financial statements included elsewhere in this report. The critical accounting estimates described here are those that are most important to the depiction of our financial condition and results of operations, including those whose application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain. The line items on our income statement and balance sheet impacted by management’s estimates are described below.

Revenues
          Historically, we have paid 70% to 75% of our gross processing revenue as interchange fees to the card issuing banks. Certain of our competitors report their revenue net of interchange fees. This is because the issuing banks make their payments to these competitors net of those interchange fees, and these acquirers pay this reduced amount to their merchants. We do not offset gross processing revenue and interchange fees because our business practice is to arrange for our sponsor bank to advance the interchange fees to most of our merchants when settling their transactions (thus paying the full amount of the transaction to the merchant), and then to collect our full discount fees from our merchants on the first business day of the next month. We believe this policy aids in new business generation, as our merchants benefit from bookkeeping simplicity. However, it results in our carrying a large receivable from our merchants at each period-end, and a corresponding but smaller payable to our sponsor bank, both of which are settled on the first business day after the period-end. As we are at risk for the receivables, we record the associated revenues on a gross processing revenue basis in our income statements.

Capitalized Customer Acquisition Costs
          Capitalized customer acquisition costs consist of (1) up-front signing bonuses paid to Relationship Managers and sales managers, referred to as the salesperson or salespersons, for the establishment of new merchant relationships, and (2) deferred acquisition cost representing the estimated cost of buying out the commissions of vested salespersons at some point in the future. Pursuant to Staff Accounting Bulletin Topic 13, Revenue Recognition, and the Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins associated with merchant contracts. The capitalized customer acquisition costs are amortized using a method which approximates a proportional revenue approach over the initial three-year term of the merchant contract.

          The amount of the up-front signing bonus paid is based on the estimated gross margin (calculated by deducting interchange fees, dues and assessments and all costs incurred in underwriting, processing and servicing an account from gross processing revenue) for the first year of the merchant contract. The gross signing bonuses paid during 2005, 2004 and 2003 were $24.4 million, $21.6 million and $13.1 million, respectively. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The net signing bonus adjustments made during 2005, 2004 and 2003 were $(2.6) million, $(1.4) million and $(0.8) million, respectively. Negative signing bonus adjustments result from the prior overpayment of signing bonuses, which are recovered from the relevant salesperson. The amount of signing bonuses paid which remained subject to adjustment at December 31, 2005 and December 31, 2004 was $24.4 million and $21.6 million, respectively. The deferred acquisition cost is accrued over the first year of merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

          Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss in 2005, 2004 or 2003.

Accrued Buyout Liability
          We pay our salespersons residual commissions based on the gross margin generated from the monthly processing activity of merchants signed by them. A portion, typically 25% of the residual commissions we owe to the salesperson, is deemed to be a servicing fee and is not accrued as a liability. For the remainder of their residual commissions (referred to as the ‘‘owned’’ portion of such commissions, or ‘‘portfolio equity’’) the salesperson has no obligation to perform services for so long as the merchant continues processing with us. We accrue the buyout liability, which represents the estimated current settlement cost of buying out all vested and expected-to-vest salespersons for the owned portion of such commissions. We also record a deferred acquisition cost asset related to those buyouts, and amortize that asset as an expense over the initial 3-year contract term.

          We consider a salesperson to be vested once they have established merchant relationships that generate the equivalent of $10,000 of monthly gross margin. Vested status entitles the salesperson to his or her residual commissions for as long as the merchant processes with us, even if the salesperson is no longer employed by us.

          The accrued buyout liability is based on the merchants we have under contract at the balance sheet date, the gross margin we generated from those accounts in the prior twelve months, the “owned” commission rate, and the fixed buyout multiple of 2.5 times the commissions. The liability related to a new merchant is therefore zero when the merchant is installed, and increases over the twelve months following the installation date.

          For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.2 million at December 31, 2005.

          Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 to 2 1/2 years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During 2005, 2004 and 2003, we made buyout payments of approximately $13.5 million, $2.2 million and $4.7 million, respectively. Included in the $13.5 million of buyout payments in 2005 was $3.8 million used by salespersons who participated in the PEPShares Plan to exercise their options to acquire 677,544 shares of our common stock. In 2004, we processed fewer buyouts as a result of contract modifications and our initial public offering process. We expect to make significant buyout payments in the future, subject to cash availability, as such buyouts reduce the monthly payments we will have to make to our salespersons for such merchants in the future.

Chargebacks, Reject Losses and Merchant Deposits
          Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder’s dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is ‘‘charged back’’ to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. If the salesperson who installed the merchant is still employed by us, that salesperson bears a portion of this loss through a reduction in our payment of residual commissions or signing bonuses to such Relationship Manager. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At December 31, 2005 and 2004, we held merchant deposits totaling $7.0 million and $6.7 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent processing volume. At December 31, 2005 and 2004, our loss reserve totaled $468,000. Aggregate merchant losses, including losses charged to operations and the loss reserve, were $1,206,000, $940,000 and $605,000 for 2005, 2004 and 2003, respectively.

Stock Options
          We account for our stock options using the intrinsic value method, with no compensation expense being recognized for the stock-based compensation plan because the options are granted at an exercise price that in most cases was higher than, and in all cases was at least equal to, the estimated fair value at the grant date. As a company with no established market for our common stock, and consistent with existing accounting literature, prior to the initial filing of our registration statement with the Securities and Exchange Commission in August 2004, we assumed a volatility factor of 0%. As a result, had the compensation been determined based on the fair value method, our net income would remain unchanged for periods up to August 2004. For those periods after the filing of our initial registration statement, a 50% volatility assumption was used in estimating the fair value of options. As a result of applying the 50% volatility assumption, had compensation expense been determined based on the fair value method, reported net income for 2005 would have been reduced $4.7 million, or $0.12 per diluted share and reported net income for 2004 would have been reduced by $5.5 million, or $0.16 per diluted share. The 50% volatility assumption was determined by referencing the average volatility assumed by six of our public company peers.

          We will adopt Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123 revised”) on January 1, 2006. As an effect of adopting SFAS No. 123 revised, we will recognize compensation expense for the amortization of the fair value of stock options which were granted prior to January 1, 2006 and have service periods continuing into 2006 and beyond. The amount of compensation expense to be recognized in 2006 and beyond is approximately $1.3 million, of which approximately $0.8 million will be recognized as compensation expense in 2006.

Income Taxes
          We account for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. Judgments are required in determining the amount and probability of future taxable income, which in turn is critical to a determination of whether a valuation reserve against the deferred tax asset is appropriate.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

          The following table shows certain income statement data as a percentage of revenue for the year ended December 31, 2005 compared to the year ended December 31, 2004 (in thousands of dollars):

					Change
		% of Total Revenue	2004	% of Total Revenue
	2005				Amount	%

Total revenues	$834,577	100.0%	$602,749	100.0%	$231,828	38.5%

Costs of Services:
Interchange	611,736	73.3%	438,738	72.8%	172,998	39.4%
Dues and assessments	31,491	3.8%	23,348	3.9%	8,143	34.9%
Processing and servicing	87,668	10.5%	70,232	11.7%	17,436	24.8%
Customer acquisition costs	28,025	3.4%	18,908	3.1%	9,117	48.2%
Depreciation and amortization	5,685	0.7%	3,912	0.6%	1,773	45.3%

Total costs of services	764,605	91.6%	555,138	92.1%	209,467	37.7%
General and administrative	37,761	4.5%	31,501	5.2%	6,260	19.9%

Total expenses	802,366	96.1%	586,639	97.3%	215,727	36.8%

Income from operations	32,211	3.9%	16,110	2.7%	16,101	99.9%

Other income (expense):
Interest income	724	0.1%	182	—	542	297.8%
Interest expense	(1,553)	(0.2)%	(1,385)	(0.2)%	(168)	(12.1)%
Fair value adjustment for warrants with mandatory redemption provisions	(2,912)	(0.3)%	(509)	(0.1)%	(2,403)	(472.1)%
Gain on settlement of financing arrangement	5,140	0.6%	—	—	5,140	—
Other, net	198	—	833	0.1%	(635)	(76.2)%

Total other income (expense)	1,597	0.2%	(879)	(0.1)%	2,476	281.7%

Income before income taxes	33,808	4.0%	15,231	2.5%	18,577	122.0%
Provision for income taxes	14,715	1.8%	6,376	1.1%	8,339	130.8%

Net income	$19,093	2.3%	$8,855	1.5%	$10,238	115.6%

          Revenues.   Total revenues increased 38.5% from $602.7 million for 2004 to $834.6 million for 2005, primarily as a result of a 38.4% increase in our gross processing revenue from $596.6 million in 2004 to $825.9 million in 2005. Our processing volume for 2005 increased 35.0% to $33.7 billion, compared to $25.0 billion for 2004. The increases in gross processing revenue and processing volume were primarily attributable to a net increase in merchant accounts, with the number of merchant accounts growing by approximately 24.3% from 88,900 as of December 31, 2004 to 110,500 as of December 31, 2005. The increase in new merchant accounts during this period was primarily the result of the growth in our sales force, combined with improved production from our existing sales force. The sales force grew by 21.4% from 832 as of December 31, 2004 to 1,010 as of December 31, 2005.

          Total revenues also include payroll processing fees and equipment-related income. Payroll processing fees increased by 19.1% from $3.6 million in 2004 to $4.3 million in 2005 primarily due to the increase in the number of payroll processing customers from 2,138 at December 31, 2004 to 2,664 at December 31, 2005. Equipment-related income increased by 69.6% from $2.6 million in 2004 to $4.3 million in 2005 primarily due to the increase in the number of merchants installed.

          Costs of services.  Costs of services increased 37.7% from $555.1 million in 2004 to $764.6 million in 2005, due primarily to an increase in interchange fees, which resulted from higher processing volume. Cost of services represented 91.6% and 92.1% of total revenue in 2005 and 2004, respectively.

          Interchange fees increased 39.4% from $438.7 million in 2004 to $611.7 million in 2005 and represented 73.3% of total revenue in 2005 and 72.8% of total revenue in 2004. Dues and assessments increased 34.9% from $23.3 million in 2004 to $31.5 million in 2005 also due to the increased processing volume. As a percentage of total revenue, dues and assessments declined from 3.9% for 2004 to 3.8% for 2005. Net revenue, which is defined as total revenues less interchange fees and dues and assessments, increased 36.0% from $140.7 million in 2004 to $191.4 million in 2005.

          Processing and servicing expense increased by $17.4 million, or 24.8%, in 2005, compared with 2004, and as a percentage of total revenue declined from 11.7% in 2004 to 10.5% in 2005. The increase in processing and servicing expense was due primarily to processing costs associated with increased volume, a $5.7 million increase in residual commission payments to our salespersons related to their portion of the growth in our gross margin, and increases in the number of support personnel in the service center. Since our sales force is 100% commission-based, increases in processing income directly impact commissions included in costs of services. Processing and servicing as a percentage of total revenue decreased primarily due to leveraging the lower costs of our internally developed front-end processing system, HPS Exchange.  Over 67% of new merchants installed during 2005 were installed on HPS Exchange, and we have completed some conversions from other front-end processors, so that transactions processed on HPS Exchange represented approximately 53% of our total processing transactions in 2005, up from 43% in 2004. We expect the increasing share of HPS Exchange in our total merchant base to continue in the future. In addition, processing and servicing as a percentage of total revenues decreased due to growth in residual commissions that was slower than revenue growth, primarily due to portfolio buyouts. Included in processing and servicing expense was $1.6 million of payroll processing costs in 2005, which increased 14.3% from $1.4 million in 2004.

          Customer acquisition costs increased 48.1% from $18.9 million in 2004 to $28.0 million in 2005. The net amortization of signing bonuses increased from $11.1 million in 2004 to $14.7 million in 2005, while the amortization of capitalized customer deferred acquisition costs grew from $7.7 million in 2004 to $10.0 million in 2005. Increases in new merchant account installations and processing volume were primarily responsible for the increases in the amortization of both the capitalized customer deferred acquisition costs and signing bonuses.

          Depreciation and amortization expenses increased 45.3% from $3.9 million in 2004 to $5.7 million in 2005. The increase was primarily due to the purchase of information technology equipment to support the network and the development of HPS Exchange and Passport, which is our own internally developed back-end processing system. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over three to five years. The amount capitalized increased from $1.5 million in 2004 to $2.6 million in 2005. The total amount of capitalized projects placed in service in 2005 and 2004 was $2.8 million and $0.8 million, respectively.

          General and administrative.   General and administrative expenses increased 19.9% from $31.5 million in 2004 to $37.8 million in 2005. The increase was primarily due to added costs necessary to continue building our corporate and marketing infrastructure to support our growth. General and administrative expenses as a percentage of total revenue declined from 5.2% in 2004 to 4.5% in 2005, as revenue growth outpaced the increase in general and administrative expenses. Our payroll operation’s general and administrative expenses increased by 10.5% from $1.9 million in 2004 to $2.1 million in 2005.

          Income from operations.  For the reasons described above, our income from operations, which we also refer to as operating income, improved from $16.1 million for 2004 to $32.2 million for 2005. Our operating margin, which is measured as operating income divided by net revenue, improved from 11.5% for 2004 to 16.8% for 2005.

          Interest income.   Interest income increased from $0.2 million in 2004 to $0.7 million in 2005, due primarily to increased interest rates as well as interest earned on cash proceeds from our initial public offering.

          Interest expense.   Interest expense increased from $1.4 million in 2004 to $1.6 million in 2005. Most of our interest expense arises from the practice of having our sponsor bank advance interchange fees to most of our merchants.  In August 2005, we began using a portion of our available cash to fund these merchant advances. In future periods, we intend these advances to our merchants to be funded first with our available cash, then by incurring a payable to our sponsor bank when that cash has been expended. We pay the sponsor bank the prime rate on our payable. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants. The payable was higher on average in 2005 due to increased processing volume, and the prime rate charged on the average payable has increased significantly from 2004 to 2005.

          The impact that higher average balances payable to the sponsor bank had on interest expense was partially offset by decreases in interest expense resulting from repayments of our revolver advance facility and line of credit using proceeds from our initial public offering, and reductions in borrowings under financing arrangements as the outstanding balance declined from $10.2 million as of December 31, 2004 to $0.4 million as of December 31, 2005, as well as our partial funding of the merchant advances after our initial public offering.

          Fair value adjustment for warrants with mandatory redemption provisions.   We recognized expense of $2.9 million in 2005 to adjust the warrants’ carrying value to $26.51 per share, the closing price of our common stock on the day prior to the exercise of the warrants. The adjustment recorded in 2004 was $0.5 million.

          Gain on settlement of financing arrangement. On September 23, 2005, we reacquired the remaining 2,400 merchant contracts previously transferred to Certegy Inc. in a transaction accounted for as a financing arrangement. We made a cash payment of $3.0 million, fully extinguishing our obligations under the financing arrangement. The outstanding balance of this financing arrangement at the time of extinguishment was $8.1 million, resulting in a pre-tax gain on the settlement of a financing arrangement of $5.1 million in 2005.

          Other, net.   Other, net income of $0.2 million was recorded in 2005, compared to other net income of $0.8 million in 2004. Other, net income in 2005 primarily related to a cash settlement we received in connection with a lawsuit against an equipment supplier. Most of the income in 2004 was attributable to a payment we received in connection with the settlement of a lawsuit we had initiated to collect on an insurance policy we had in 1998.

          Income Tax.   Income taxes for 2005 were $14.7 million using an effective tax rate of 43.5%. This represented an increase from the 41.9% effective rate for 2004, which resulted in taxes of $6.4 million. The increase in our effective tax rate for 2005 resulted from recording a non-deductible fair value adjustment for warrants.

          Net income.   As a result of the above factors, net income increased from $8.9 million in 2004 to $19.1 million in 2005.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

          The following table shows certain income statement data as a percentage of revenue for the year ended December 31, 2004 compared to the year ended December 31, 2003 (in thousands of dollars):

	2004	% of Total Revenue	2003	% of Total Revenue	Change

					Amount	%

Total revenues	$602,749	100.0%	$422,237	100.0%	$180,512	42.8%

Costs of Services:
Interchange	438,738	72.8%	302,057	71.5%	136,681	45.3%
Dues and assessments	23,348	3.9%	15,945	3.8%	7,403	46.4%
Processing and servicing	70,232	11.7%	50,805	12.0%	19,427	38.2%
Customer acquisition costs	18,908	3.1%	13,380	3.2%	5,528	41.3%
Depreciation and amortization	3,912	0.6%	2,571	0.6%	1,341	52.2%

Total costs of services	555,138	92.1%	384,758	91.1%	170,380	44.3%
General and administrative	31,501	5.2%	25,751	6.1%	5,750	22.3%

Total expenses	586,639	97.3%	410,509	97.2%	176,130	42.9%

Income from operations	16,110	2.7%	11,728	2.8%	4,382	37.4%

Other income (expense):
Interest income	182	—	124	—	58	46.8%
Interest expense	(1,385)	(0.2)%	(1,188)	(0.3)%	(197)	(16.6)%
Fair value adjustment for warrants with mandatory redemption provisions	(509)	(0.1)%	(893)	(0.2)%	384	43.0%
Other, net	833	0.1%	(740)	(0.2)%	1,573	212.6%

Total other income (expense)	(879)	(0.1)%	(2,697)	(0.6)%	1,818	67.4%

Income before income taxes	15,231	2.5%	9,031	2.1%	6,200	68.7%
Provision (benefit) for income taxes	6,376	1.1%	(11,102)	(2.6)%	17,478	157.4%

Net income	$8,855	1.5%	$20,133	4.8%	$(11,278)	(56.0)%

          Revenues.   Total revenues increased 42.8% from $422.2 million in 2003 to $602.7 million in 2004, primarily as a result of a 43.1% increase in our gross processing revenue from $416.8 million in 2003 to $596.6 million in 2004. Gross processing revenue increased due to a 39.7% increase in the dollar volume of transactions we processed, to $25.0 billion in 2004 from $17.9 billion in 2003. These increases in gross processing revenue and processing volume were primarily attributable to a net increase in merchant accounts, with the number of merchant accounts growing by 32.2% from 67,271 as of December 31, 2003 to 88,900 as of December 31, 2004, as well as increases in interchange rates, which are passed through to our merchants. New merchants installed during the year grew by 41.2%, from 27,911 in 2003 to 39,403 in 2004. The increase in new merchant accounts during this period was primarily the result of the rapid growth in our sales force, which was accompanied by improvements in services provided by the Service Center, improvements in the training of our sales force and changes in and enhancements to our incentive programs. In addition, we believe our decision to pass through to our merchants the August 2003 reduction in debit interchange had a significant impact on our new account generation commencing in September 2003. The sales force grew by 24.0% from 671 at December 31, 2003 to 832 at December 31, 2004.

          Total revenues also include payroll processing fees and equipment-related income. Payroll processing fees increased by 33.3% from $2.7 million in 2003 to $3.6 million in 2004 primarily due to the increase in the number of payroll processing customers from 1,745 at December 31, 2003 to 2,138 at December 31, 2004. Equipment-related income, was $2.6 million in 2004, compared to $2.7 million in 2003.

          Costs of services.  Costs of services increased 44.3% from $384.8 in 2003 to $555.1 million in 2004 due primarily to an increase in interchange fees, which resulted from higher processing volume. Costs of services represented 92.1% and 91.1% of total revenue in 2004 and 2003, respectively.

          Interchange fees represented 72.8% of total revenue in 2004 and 71.5% of total revenue in 2003. Dues and assessments increased 46.4% from $15.9 million in 2003 to $23.3 million in 2004 due to the increased processing volume. As a percentage of total revenue, dues and assessments grew from 3.8% to 3.9% in 2003 and 2004, respectively, due to an increase in Visa’s dues and assessments. Net revenue, which is measured as total revenue less interchange fees and dues and assessments, increased 34.9% from $104.2 million in 2003 to $140.7 million in 2004.

          Processing and servicing expense increased by $19.4 million, or 38.2%, in 2004 compared to 2003 and as a percentage of total revenue declined from 12.0% in 2003 to 11.7% in 2004. The increase in processing and servicing was due primarily to processing costs associated with increased volume, a $7.1 million increase in residual commission payments to our salespersons related to their portion of the growth in our gross margin, and increases in the number of support personnel in the service center. Since our sales organization is 100% commission-based, increases in processing income directly impact commissions expense in processing and servicing expenses. Processing and servicing as a percentage of total net revenue decreased primarily due to leveraging the lower costs, as compared to third party processors, of HPS Exchange, and growth in our service center staff that was slower than our revenue growth. Over 55% of new merchants installed during 2004 were installed on HPS Exchange, and we have completed some conversions from other front-end processors, so that HPS Exchange represented approximately 43% of our total processing transactions in 2004, up from 26% in 2003. We expect the increasing share of HPS Exchange in our total merchant base to continue in the future. Included in processing and servicing expense was $1.4 million of payroll processing costs in 2004, which increased 75.0% from $0.8 million in 2003.

          Customer acquisition costs increased 41.3% from $13.4 million in 2003 to $18.9 million in 2004. The net amortization of signing bonuses increased from $8.2 million in 2003 to $11.1 million in 2004, while the amortization of capitalized customer deferred acquisition costs grew from $4.3 million in 2003 to $7.7 million in 2004. Increases in new merchant account installations and processing volume were primarily responsible for the increases in the amortization of both the capitalized customer deferred acquisition costs and signing bonuses.

          Depreciation and amortization expenses increased 52.2% from $2.6 million in 2003 to $3.9 million in 2004. The increase was primarily due to the purchase of information technology equipment to support the network and the development of HPS Exchange. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over three to five years. The amount capitalized increased from $0.8 million in 2003 to $1.5 million in 2004. The total amount of capitalized projects placed in service in 2003 and 2004 was $0.3 million and $0.8 million, respectively.

          General and administrative.   General and administrative expenses increased 22.3% from $25.8 million in 2003 to $31.5 million in 2004. The increase was primarily due to added costs necessary to continue building our corporate and marketing infrastructure to meet our sales initiatives. General and administrative expenses as a percentage of total revenue declined from 6.1% in 2003 to 5.2% in 2004, as revenue growth outpaced the increase in expenses. Our payroll operation’s general and administrative expenses increased by 11.8% from $1.7 million in 2003 to $1.9 million in 2004.

          Income from operations.  For the reasons described above, income from operations improved to $16.1 million in 2004 from $11.7 million in 2003. Our operating margin, which is measured as operating income divided by net revenue, improved from 11.3% for 2003 to 11.5% for 2004.

          Interest income.   Interest income increased from $0.1 million in 2003 to $0.2 million in 2004. This increase was the result of an increase in interest-bearing deposits and investments.

          Interest expense.   Interest expense increased from $1.2 million in 2003 to $1.4 million in 2004. Most of our interest expense arises from our practice of having our sponsor bank advance interchange fees to most of our merchants, and we pay the sponsor bank prime rate on those balances. Those balances were higher on average in 2004 due to increased processing volume. This was partially offset by a decrease in interest expense resulting from a reduction in the principal outstanding on borrowings under financing arrangements, from $12.9 million as of December 31, 2003 to $10.2 million as of December 31, 2004.

          Fair value adjustment for warrants with mandatory redemption provisions.   The fair value put option associated with warrants that had been issued in 2001 became exercisable in 2003. We recognized expense of $0.9 million in 2003 to adjust the warrants’ value to $6.25 per share, the estimated fair value. During 2004, the warrants were further adjusted to the current fair value of $9.28 per share.

          Other, net.   Other, net improved from expense of $0.7 million in 2003 to income of $0.8 million in 2004. Most of the income recorded in 2004 was attributable a payment we received in connection with the settlement of a lawsuit we had initiated to collect on an insurance policy we had in 1998. Most of the expense in 2003 was attributable to a $1.0 million earnout payment made on a 2002 acquisition.

          Income Tax.   Income taxes for the year ended December 31, 2004 were $6.4 million using an effective tax rate of 41.9%. During 2003, management determined that our deferred tax assets were more likely than not to be realized, and the valuation allowance of $11.1 million was released at that time.

          Net income.   As a result of the above factors, in particular changes in income taxes, net income decreased from $20.1 million in 2003 to $8.9 million in 2004.

Balance Sheet Information

	December 31,

Balance Sheet Data	2005	2004

	(in thousands)
Cash and cash equivalents	$17,747	$13,237
Receivables	93,756	64,325
Capitalized customer acquisition costs, net	42,930	34,247
Property and equipment, net	17,661	10,944
Total assets	182,083	133,926
Due to sponsor bank	34,530	45,153
Accounts payable	25,339	27,103
Accrued buyout liability:
Current portion	10,478	9,327
Long term portion	17,996	17,708
Total liabilities	102,032	127,827
Total stockholders’ equity	80,051	6,099

December 31, 2005 Compared to December 31, 2004

          Total assets increased $48.2 million, or 36.0%, to $182.1 million at December 31, 2005 from $133.9 million at December 31, 2004 primarily due to increases in cash and cash equivalents, receivables, capitalized customer acquisition costs, and property and equipment, net. Cash and cash equivalents increased by $4.5 million or 34.1% as the result of receiving net cash proceeds of $41.7 million at the closing of our initial public offering on August 16, 2005.

          Receivables, which primarily result from our practice of advancing interchange fees to most of our merchants during the processing month and collecting those fees from our merchants at the beginning of the following month, increased $29.4 million, or 45.8%, to $93.8 million at December 31, 2005 from $64.3 million at December 31, 2004. The increase was primarily due to the increase in December 2005 monthly processing volume over December 2004 monthly processing volume. For the month of December 2005, our processing volume was $3.2 billion, compared to processing volume of $2.5 billion during the month of December 2004. In August 2005, we began using a portion of our available cash to fund the advances to our merchants. In future periods, these advances to our merchants will be funded first with our cash available for investment, then by incurring a payable to our sponsor bank when that cash has been expended. At December 31, 2005, $32.3 million of our cash had been used to fund merchant advances. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants. Also contributing to the increase in receivables from merchants was a receivable at December 31, 2005 related to transactions processed for those merchants we converted to Passport. At December 31, 2005, approximately 22,000 of our merchants were processing on Passport.

          Capitalized customer acquisition costs increased $8.7 million, or 25.4%, from December 31, 2004 as a result of increases in the number of merchants we service and processing volume. Property and equipment increased $6.7 million, or 61.4%, due to continued building of our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and Passport, our own back-end processing system.

          Total liabilities declined $25.8 million, or 20.2%, from December 31, 2004 primarily due to the payoff of borrowings and financing arrangements, including the extinguishment of an $8.1 million financing arrangement for a cash payment of $3.0 million, which resulted in the recognition of a $5.1 million pre-tax gain, and the payoff of $2.9 million of borrowings from KeyBank National Association. Our payable to our sponsor bank declined $10.6 million, or 23.5%, from December 31, 2004 due to our application of our cash available for investment to fund merchant advances.

          Total stockholders’ equity increased $74.0 million from December 31, 2004 primarily due to our initial public offering, which netted $41.7 million, the exercise of employee stock options, which contributed $9.2 million, the exercise of warrants, which contributed $4.5 million, and our net income of $19.1 million recorded in 2005.

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

          Our cash requirements include funding payments to salespersons for signing bonuses, residual commissions and accrued residual buyouts, paying interest expense and other operating expenses, including taxes, and investments in building our infrastructure.  At times, we have used cash to repurchase our common stock. We could in the future use cash for other unspecified acquisitions of related businesses or assets.

          In February 2006, we acquired Debitek, a prepaid card and stored-value card solutions provider for a net cash payment of $3.4 million. The acquisition of Debitek provides us with a proven platform in the stored-value and prepaid cards market, particularly with respect to small-dollar payment applications. This acquisition is not expected to have a material impact on earnings in the near term.

          Our cash needs are funded primarily by cash flow from our operating activities and our agreement with our sponsor bank to fund merchant advances. Additionally, we received net cash proceeds of $41.7 million at the closing of our initial public offering on August 16, 2005. We believe that our current cash and investment balances, cash generated from operations and our agreement with our sponsor bank to fund merchant advances will provide sufficient liquidity to meet our anticipated needs for capital for at least the next twelve months. Our working capital, defined as current assets less current liabilities, was positive at December 31, 2005 primarily due to the increase in cash from our initial public offering. At December 31, 2004, our working capital was negative, but we historically have generated sufficient cash flow from our operating activities and our agreement with our sponsor bank and we expect to continue to do so. Each funding source and use is described in more detail below.

          Cash Flow Used in or Provided by Operating Activities.  At December 31, 2005, we had cash and cash equivalents totaling $17.7 million, compared to $13.2 million at December 31, 2004 and $13.0 million at December 31, 2003. Net cash used in operating activities was $24.8 million in 2005, compared to net cash provided of $17.9 million in 2004 and $12.0 million in 2003. We experienced negative operating cash flow in 2005 because we used approximately $32.3 million of the cash proceeds from our initial public offering, which was cash provided by a financing activity, to pay down our payable to our sponsor bank, which derives from an operating activity described below.

          Key sources of operating cash flows were our net income as adjusted for changes in deferred taxes, plus fair value adjustments on warrants, depreciation and amortization, less a gain on settlement of a financing arrangement in 2005. Contained within changes in operating assets and liabilities is the increase in receivables, which is typically offset by changes in due to sponsor bank and accounts payable. This offset occurs because our largest receivable is from our merchants and is primarily associated with the practice of having our sponsor bank advance interchange fees to most of our merchants. This practice results in our largest operating payable, “due to sponsor bank.” In August 2005, we began using a portion of our available cash to fund the advances of interchange fees to our merchants, thereby using operating cash to pay down our payable to our sponsor bank. In future periods, these advances to our merchants will be funded first with our available cash, then by incurring a payable to our sponsor bank when that cash has been expended. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants.

          The other major determinants of operating cash flow are increases in capitalized customer acquisition costs, which consume increasing amounts of operating cash as our new merchant installation activity rises, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout liability” for more information. Included in the amount of cash consumed by increases in capitalized customer acquisition costs are net signing bonus payments of $21.8 million, $20.1 million and $12.3 million, respectively, in 2005, 2004 and 2003. In 2005, 2004 and 2003, we reduced the accrued buyout liability by making buyout payments of $13.5 million, $2.2 million and $4.7 million, respectively. Included in the $13.5 million of buyout payments in 2005 was $3.8 million used by salespersons who participated in the PEPShares Plan to exercise their options to acquire 677,544 shares of our common stock.

          Cash Flow Used in Investing Activities.  Net cash used in investing activities was $13.4 million in 2005, an increase from the $8.9 million used in 2004 and the $3.5 million used in 2003. In each year, most of the cash used in investing activities was to fund capital expenditures. Total capital expenditures in 2005 were $12.3 million, an increase from the $9.1 million invested in 2004 and $3.7 million in 2003. These capital expenditures were primarily related to the continued building of our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and the development of Passport, our own back-end processing system. We anticipate that these expenditures may increase as we further develop our technology. In addition, in 2005 we invested a portion of the cash balances held at our subsidiary, Heartland Payroll Company, in securities that are classified on our balance sheet as investments. We invest in federal, federal agency and corporate debt obligations with maturities of up to four years and no less than a Baa rating.

          Cash Flow Provided by or Used in Financing Activities.  Net cash provided by financing activities was $42.7 million in 2005, compared to net cash used in financing activities of $8.8 million in 2004 and net cash used in financing activities of $3.6 million in 2003. Net cash provided by financing activities in 2005 was favorably impacted by the net cash proceeds of $41.7 million we received at the closing of our initial public offering on August 16, 2005.

          During 2005, 2004 and 2003, we paid down financing arrangements and borrowings in the amounts of $7.5 million, $2.9 million and $4.1 million, respectively, including in 2005 a cash payment of $3.0 million to reacquire 2,400 merchant contracts and fully extinguish our obligations under a related financing arrangement and $2.9 million to repay credit facilities. In January 2004, we made the final payment of $250,000 on a note issued in a 2002 acquisition.

          On January 8, 2004, a warrant holder elected to exercise their put option, and we redeemed half of the holder’s warrants, or 168,906 shares, at the deemed fair value of $6.25 per share. The exercise price of the warrants was $0.005 per warrant and net consideration paid by us was $1.1 million. On August 16, 2005, the closing date of our initial public offering, the warrant holder exercised its rights to acquire the remaining 168,904 shares at the exercise price of $0.005 per share.

          On September 28, 2004, we redeemed six warrants totaling 2,000,000 shares of our common stock for net consideration of $5.25 million.

          During 2005, employees exercised their Equity Incentive Plan stock options and PEPShares Plan options generating cash in the aggregate amount of $9.0 million. During 2004, employee exercises of stock options generated cash of $1.6 million.

          Common Stock Repurchases.   During 2005, we repurchased 22,000 shares of our common stock at an average price of $22.53 per share.

          On January 13, 2006, our Board of Directors authorized management to repurchase up to the lesser of (a) 1,000,000 shares of our common stock or (b) $25,000,000 worth of our common stock in the open market. We intend to use the authorization to repurchase shares opportunistically as a means of offsetting dilution from the issuance of shares under our employee benefit plans. We have no obligation to repurchase shares under the authorization, and the specific timing and amount of the common stock repurchase will vary based on market conditions, securities law limitations and other factors. The common stock repurchase will be executed utilizing our cash resources including the proceeds received from the exercise of stock options.

          Credit Facilities.   On August 28, 2002, we signed a Loan and Security Agreement with KeyBank National Association for two loan instruments. We amended this Agreement on November 6, 2003, June 23, 2004, and May 26, 2005. The Agreement was amended twice to reflect changes we made in our accounting policies.

          The first instrument was a revolver advance facility, which we had used solely to fund the buyouts of residual commissions from our salespersons. Borrowings on the revolver could not exceed $3,500,000. The revolver accrued interest at a rate equal to the prime rate and was secured by a lien against our assets. We repaid the entire outstanding principal balance of $2.1 million plus all accrued interest and fees on August 17, 2005 and the revolver expired in accordance with its terms.

          The second instrument was a purpose and ability line of credit totaling $3.0 million, which was payable on demand. The line of credit accrued interest at the prime rate and was secured by a lien on our assets. We repaid the entire principal balance of $784,000 plus all accrued interest and fees on August 17, 2005 and the line of credit expired in accordance with its terms.

          Contractual Obligations. The Visa and MasterCard associations generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we must do so. As the majority of our transactions involve the delivery of the product or service at the time of the transaction, a good basis to estimate our exposure to chargebacks is the last four months’ processing volume on our portfolio, which was $12.0 billion, $9.0 billion and $6.6 billion for the four months ended December 31, 2005, 2004 and 2003, respectively. However, during the four months ended December 31, 2005, 2004 and 2003, we were presented with $6.6 million, $5.6 million and $5.4 million, respectively, of chargebacks by issuing banks. In the 2005, 2004 and 2003, we incurred merchant credit losses related to chargebacks of $1,206,000, $940,000 and $605,000, respectively, on total dollar volume processed of $33.7 billion, $25.0 billion and $17.9 billion, respectively. These credit losses are included in processing and servicing expense in our consolidated statements of income.

          The following table reflects our significant contractual obligations as of December 31, 2005:

	Payments Due by Period as of December 31, 2005

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

	(in thousands)
Processing providers	$5,785	$2,915	$2,510	$360	$—
Financing arrangement (expected payments, including interest)	451	275	176	—	—
Telecommunications providers	7,129	3,702	3,427	—	—
Office and equipment leases	6,877	1,735	2,607	1,278	1,257
Land, construction and equipment(a)	3,045	2,838	207	—	—

	$23,287	$11,465	$8,927	$1,638	$1,257

(a)

Amounts related to acquiring land and constructing our new Service Center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with the development of this site.

          In addition, we record a payable to KeyBank each month in conjunction with our monthly processing activities. This amount was $34.5 million and $45.2 million as of December 31, 2005 and 2004, respectively. This amount is repaid on the first business day of the following month out of the fees collected from our merchants.

Off-Balance Sheet Arrangements

          We have not entered into any transactions with third parties or unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or other obligations other than for chargebacks and reject losses described under “— Critical Accounting Estimates.”

Quantitative and Qualitative Disclosures About Market Risk

          Our primary market risk exposure is to changes in interest rates. During each month, KeyBank advances interchange fees to most of our merchants. We fund these advances first by applying a portion of our available cash and then by incurring a significant payable to KeyBank, bearing interest at the prime rate. At December 31, 2005, our payable to KeyBank was approximately $34.5 million. This payable is repaid on the first business day of the following month out of fees collected from our merchants. During the quarter ended December 31, 2005 the average daily interest-bearing balance of that payable was approximately $6.1 million. The outstanding balance of our payable to KeyBank is directly related to our processing volume and also will fluctuate depending on the amount of our available cash. A hypothetical 100 basis point change in short-term interest rates applied to our average payable to KeyBank would result in a change of approximately $61,000 in annual pre-tax income.

          While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities of up to three years. At December 31, 2005, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $23,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $20,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $23,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $20,000.

          We do not hold or engage in the trading of derivative financial, commodity or foreign exchange instruments. All of our business is conducted in U.S. dollars.

Recent Accounting Pronouncements

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (‘‘SFAS No. 123 revised’’), a revision of SFAS No. 123, Accounting for Stock-Based Compensation. In April 2005, the SEC delayed the effective date for SFAS No. 123 revised until the first fiscal year beginning after June 15, 2005. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under fair value as originally introduced in SFAS No. 123. We adopted SFAS No. 123 revised on January 1, 2006. As an effect of adopting SFAS No. 123 revised, we will recognize compensation expense for the amortization of the fair value of stock options which were granted prior to January 1, 2006 and have service periods continuing into 2006 and beyond. The amount of compensation expense to be recognized in 2006 and beyond is approximately $ 1.3 million, of which approximately $0.8 million will be recognized as compensation expense in 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Heartland Payment Systems, Inc. and Subsidiary:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Heartland Payment Systems, Inc.

We have audited the accompanying consolidated balance sheets of Heartland Payment Systems, Inc. and Subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Princeton, New Jersey
March 10, 2006

Heartland Payment Systems, Inc. and Subsidiary
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,

	2005	2004

Assets
Current assets:
Cash and cash equivalents	$17,747	$13,237
Receivables, net	93,756	64,325
Investments	2,141	1,100
Inventory	714	818
Prepaid expenses	1,979	2,151
Current deferred tax assets, net	1,492	2,129

Total current assets	117,829	83,760
Capitalized customer acquisition costs, net	42,930	34,247
Deferred tax assets, net	3,477	4,651
Property and equipment, net	17,661	10,944
Deposits and other assets	186	324

Total assets	$182,083	$133,926

Liabilities and stockholders’ equity
Current liabilities:
Due to sponsor bank	$34,530	$45,153
Accounts payable	25,339	27,103
Current portion of accrued buyout liability	10,478	9,327
Merchant deposits and loss reserves	7,450	7,175
Accrued expenses and other liabilities	5,805	6,701
Current portion of borrowings and financing arrangements	261	5,286

Total current liabilities	83,863	100,745
Long-term portion of borrowings and financing arrangements	173	7,808
Long-term portion of accrued buyout liability	17,996	17,708
Warrants with mandatory redemption provisions	—	1,566

Total liabilities	102,032	127,827

Commitments and contingencies (Note 15)	—	—
Stockholders’ equity
Series A Senior Convertible Participating Preferred Stock, $80 million liquidation preference, $.001 par value, 10,000,000 shares authorized, 7,619,048 shares issued and outstanding at December 31, 2004	—	8
Common Stock, $.001 par value, 100,000,000 shares authorized, 34,222,114 shares issued, 34,200,114 outstanding at December 31, 2005 and 16,437,760 issued and outstanding at December 31, 2004	34	8
Additional paid-in capital	96,417	41,065
Accumulated other comprehensive loss	(26)	(10)
Accumulated deficit	(15,879)	(34,972)
Treasury stock, at cost (22,000 shares at December 31, 2005)	(495)	—

Total stockholders’ equity	80,051	6,099

Total liabilities and stockholders’ equity	$182,083	$133,926

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiary
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,

	2005	2004	2003

Total Revenues	$834,577	$602,749	$422,237

Costs of Services:
Interchange	611,736	438,738	302,057
Dues and assessments	31,491	23,348	15,945
Processing and servicing	87,668	70,232	50,805
Customer acquisition costs	28,025	18,908	13,380
Depreciation and amortization	5,685	3,912	2,571

Total costs of services	764,605	555,138	384,758
General and administrative	37,761	31,501	25,751

Total expenses	802,366	586,639	410,509

Income from operations	32,211	16,110	11,728

Other income (expense):
Interest income	724	182	124
Interest expense	(1,553)	(1,385)	(1,188)
Fair value adjustment for warrants with mandatory redemption provisions	(2,912)	(509)	(893)
Gain on settlement of financing arrangement	5,140	—	—
Other, net	198	833	(740)

Total other income (expense)	1,597	(879)	(2,697)

Income before income taxes	33,808	15,231	9,031
Provision for income taxes	14,715	6,376	(11,102)

Net income	19,093	8,855	20,133
Income allocated to Series A Senior Convertible Participating Preferred Stock	(4,728)	(4,263)	(9,843)

Net income attributable to Common Stock	$14,365	$4,592	$10,290

Net income	$19,093	$8,855	$20,133
Other comprehensive income, net of tax: Unrealized losses on investments	(16)	(13)	(14)

Comprehensive income	$19,077	$8,842	$20,119

Earnings per common share:
Basic	$0.62	$0.28	$0.65
Diluted	$0.50	$0.26	$0.62
Weighted average number of common shares outstanding:
Basic	23,069	16,408	15,932
Diluted	37,879	33,786	32,231

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)

	Preferred Stock		Common Stock

	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Warrants

Balance, January 1, 2003	—	$—	15,752	$8	$1,500
Issuance of Common Stock for earnout and buyout liabilities	—	—	267	—	—
Issuance of Common Stock — options exercised	—	—	2	—	—
Repurchase of Common Stock	—	—	(2)	—	—
Accumulated other comprehensive loss	—	—	—	—	—
Net income for the year	—	—	—	—	—

Balance December 31, 2003	—	$—	16,019	$8	$1,500

Reclassification of Series A Senior Convertible Participating Preferred Stock to Stockholders’ equity	7,619	8	—	—	—
Issuance of Common Stock — options exercised	—	—	554	—	—
Redemption of warrants issued in connection with Series A Senior Convertible Participating Preferred Stock	—	—	—	—	(1,500)
Repurchase of Common Stock	—	—	(135)	—	—
Deferred compensation on accelerated vesting of options	—	—	—	—	—
Accumulated other comprehensive loss	—	—	—	—	—
Net income for the year	—	—	—	—	—

Balance, December 31, 2004	7,619	$8	16,438	$8	$—

Issuance of Common Stock — options exercised	—	—	1,523	2	—
Issuance of Common Stock on initial public offering	—	—	2,759	3	—
Accumulated other comprehensive income	—	—	—	—	—
Conversion of preferred stock	(7,619)	(8)	13,333	13	—
Two for one stock split	—	—	—	8	—
Repurchase of Common Stock	—	—	(22)	—	—
Exercise of warrants	—	—	169	—	—
Net income for the year	—	—	—	—	—

Balance, December 31, 2005	—	$—	34,200	$34	$—

(continued next page)

Heartland Payment Systems, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity (Deficit) – (Continued)
(In thousands)

	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)

Balance, January 1, 2003	$—	$17	$(63,960)	$—	$(62,435)
Issuance of Common Stock for earnout and buyout liabilities	998	—	—	—	998
Issuance of Common Stock — options exercised	11	—	—	—	11
Repurchase of Common Stock	(8)	—	—	—	(8)
Accumulated other comprehensive loss		(14)	—	—	(14)
Net income for the year		—	20,133	—	20,133

Balance December 31, 2003	$1,001	$3	$(43,827)	$—	$(41,315)

Reclassification of Series A Senior Convertible Participating Preferred Stock to Stockholders’ equity	43,393	—	—	—	43,401
Issuance of Common Stock — options exercised	1,584	—	—	—	1,584
Redemption of warrants issued in connection with Series A Senior Convertible Participating Preferred Stock	(3,750)	—	—	—	(5,250)
Repurchase of Common Stock	(1,231)	—	—	—	(1,231)
Deferred compensation on accelerated vesting of options	68	—	—	—	68
Accumulated other comprehensive loss	—	(13)	—	—	(13)
Net income for the year	—	—	8,855	—	8,855

Balance, December 31, 2004	$41,065	$(10)	$(34,972)	$—	$6,099

Issuance of Common Stock — options exercised	9,178	—	—	—	9,180
Issuance of Common Stock on initial public offering	41,709	—	—	—	41,712
Accumulated other comprehensive loss	—	(16)	—	—	(16)
Conversion of preferred stock	(5)	—	—	—	—
Two for one stock split	(8)	—	—	—	—
Repurchase of Common Stock	—	—	—	(495)	(495)
Exercise of warrants	4,478	—	—	—	4,478
Net income for the year	—	—	19,093	—	19,093

Balance, December 31, 2005	$96,417	$(26)	$(15,879)	$(495)	$80,051

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiary
Consolidated Statements of Cash Flow
(In thousands)

	Year Ended December 31,

	2005	2004	2003

Cash flows from operating activities
Net income	$19,093	$8,855	$20,133
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	24,636	18,811	12,467
Other depreciation and amortization	5,695	3,927	2,927
Fair value adjustment for warrants with mandatory redemption provisions	2,912	509	893
Gain on settlement of financing arrangement	(5,140)	—	—
Deferred taxes	1,811	4,687	(11,467)
Other	33	68	64
Changes in operating assets and liabilities:
Increase in receivables	(29,431)	(19,391)	(11,499)
Decrease in inventory	104	147	349
Payment of signing bonuses, net	(21,788)	(20,137)	(12,294)
Increase in capitalized customer acquisition costs	(11,531)	(10,600)	(7,623)
Decrease (increase) in prepaid expenses	172	(1,796)	254
Decrease in deposits and other assets	1	262	95
(Decrease) increase in due to sponsor bank	(10,623)	10,928	7,906
(Decrease) increase in accounts payable	(1,764)	9,180	3,209
(Decrease) increase in accrued expenses and other liabilities	(667)	1,013	1,591
Increase (decrease) in merchant deposits and loss reserves	275	2,414	(407)
Payouts of accrued buyout liability	(13,481)	(2,213)	(4,740)
Increase in accrued buyout liability	14,920	11,263	10,179

Net cash (used in) provided by operating activities	(24,773)	17,927	12,037

Cash flows from investing activities
Purchase of investments	(1,544)	(120)	(310)
Maturities of investments	487	362	469
Purchases of property and equipment	(12,337)	(9,115)	(3,666)
Proceeds from disposal of property and equipment	27	—	—

Net cash used in investing activities	(13,367)	(8,873)	(3,507)

Cash flows from financing activities
Redemption of warrants issued in connection with debt financing	—	(1,055)	—
Redemption of warrants issued in connection with Series A Senior Convertible Participating Preferred Stock	—	(5,250)	—
Principal payments on borrowings and financing arrangements	(7,520)	(2,869)	(4,102)
Proceeds from issuance of debt	—	—	500
Proceeds from exercise of stock options	8,953	1,584	11
Repurchase of common stock	(495)	(1,231)	(8)
Net proceeds from sale of common stock	41,712	—	—

Net cash provided by (used in) financing activities	42,650	(8,821)	(3,599)

Net increase in cash and cash equivalents	4,510	233	4,931
Cash and cash equivalents at beginning of year	13,237	13,004	8,073

Cash and cash equivalents at end of year	$17,747	$13,237	$13,004

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,581	$1,387	$1,164
Income taxes	11,742	851	116
Supplemental schedule of non-cash activities:
Amortization of other assets	$136	$255	$255
Stock issued to satisfy buyout and earnout liabilities	—	—	999

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

          Basis of Financial Statement Presentation — The accompanying consolidated financial statements include those of Heartland Payment Systems, Inc. (the “Company”) and its wholly-owned subsidiary, Heartland Payroll Company (“HPC”).  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company’s wholly-owned subsidiary have been eliminated upon consolidation.

          The officers and directors of the Company represent a majority of the outstanding shares, and so control the Company.

          Business — The Company provides payment-processing services related to bank card transactions for merchants throughout the United States. In addition, the Company provides certain other merchant services, including the sale and rental of terminal equipment and supplies. HPC provides payroll and related tax filing services throughout the United States.

          Use of Estimates —The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include, among other things, the accrued buyout liability, capitalized customer acquisition costs, loss reserves, certain accounts payable and accrued expenses and certain tax assets and liabilities. Actual results could differ from those estimates.

          Concentrations — The majority of the Company’s merchant processing activity has been processed by a single vendor. The Company believes that the vendor maintains appropriate backup systems and alternative arrangements to avoid a significant disruption of processing in the event of an unforeseen event.

          Substantially all of the Company’s revenue is derived from processing Visa and MasterCard bank card transactions. Because the Company is not a ‘‘member bank’’ as defined by Visa and MasterCard, in order to process these bank card transactions the Company has entered into a sponsorship agreement with a bank. The agreement with the bank sponsor requires, among other things, that the Company abide by the by-laws and regulations of the Visa and MasterCard associations and maintain a certificate of deposit with the bank sponsor. If the Company breaches the sponsorship agreement, the bank sponsor may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative bank sponsor. The Company is dependent on its bank sponsor, Visa and MasterCard for notification of any compliance breaches. As of December 31, 2005, the Company has not been notified of any such issues by its bank sponsor, Visa or MasterCard.

          The Company processes for merchants throughout the United States. California represented 14.6% of the Company’s total processing volume in December 2005.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

          Receivables — The Company carries receivables from its merchants resulting from the practice of advancing interchange fees to most of its merchants during the month and collecting those fees from merchants at the beginning of the following month. During each month, the Company’s sponsor bank advances interchange fees to most of the Company’s merchants thereby creating a payable to the sponsor bank. In August 2005, the Company began using a portion of its available cash to fund these advances.

Heartland Payment Systems, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In future periods, these advances to merchants will be funded first with cash available for investment, then by incurring a payable to the Company’s sponsor bank when that cash has been expended. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees the Company collects from its merchants.

          Investments—Investments consist of corporate and U.S. Government debt securities, fixed income bond funds and certificates of deposit. The Company classifies its investments as available-for-sale and records them at the fair value of the investments based on quoted market prices. Cost is determined on a specific identification basis.

          Inventories—Inventories consist of point-of-sale terminal equipment held for sale to merchants, and are valued at the lower of cost or market price. Cost is arrived at using the first-in, first-out method. Market price is estimated based on current sales of equipment.

          Capitalized Customer Acquisition Costs, net—Capitalized customer acquisition costs consist of (1) up-front signing bonus payments made to Relationship Managers and sales managers (the Company’s sales force) for the establishment of new merchant relationships, and (2) a deferred acquisition cost representing the estimated cost of buying out the commissions of vested sales employees. Pursuant to Staff Accounting Bulletin Topic 13, Revenue Recognition, and FASB Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins associated with merchant contracts. The capitalized customer acquisition costs are amortized using a method which approximates a proportional revenue approach over the initial three-year term of the merchant contract.

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

          Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of December 31, 2005 or 2004.

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

          Long-Lived Assets—The Company evaluates the potential for impairment when changes in circumstances indicate that undiscounted cash flows estimated to be generated by the related assets are less than the carrying amount. Management believes that no such changes in circumstances or impairment have occurred as of December 31, 2005 or 2004.

          Merchant Deposits and Loss Reserves—Disputes between a cardholder and a merchant periodically arise due to the cardholder’s dissatisfaction with merchandise quality or the merchant’s service, and the disputes may not always be resolved in the merchant’s favor. In some of these cases, the transaction is ‘‘charged back’’ to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, the Company is liable for the

Heartland Payment Systems, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

full amount of the transaction. The Company may have partial recourse to the Relationship Manager originally soliciting the merchant contract, if the Relationship Manager is still receiving income from the merchant’s processing activities. During 2003, the Company adopted FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”). Under FIN 45, the Company’s obligation to stand ready to perform is minimal. The Company maintains deposits or the pledge of a letter of credit from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. The Company evaluates its ultimate risk and records an estimate of potential loss for chargebacks related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to recent processing volume levels. The Company believes that the liability recorded as loss reserves approximates fair value.

          Accrued Buyout Liability—Relationship Managers and sales managers are paid residual commissions based on the gross margin generated by monthly merchant processing activity. Until May 2004, Relationship Managers and sales managers had the contractual right to sell their portfolio equity. From May 2004 on, the Company has the right, but is not obligated, to buy out some or all of these commissions, and intends to do so periodically. Such purchases of the commissions are at a fixed multiple of the portfolio. Because of the Company’s intent and ability to execute purchases of the residual commissions, and the mutual understanding between the Company and the Relationship Managers and sales managers, the Company has accounted for this deferred compensation arrangement pursuant to the substantive nature of the plan. The Company therefore records the amount that it would have to pay (the ‘‘settlement cost’’) to buy out non-servicing related commissions (‘‘owned commissions’’) in their entirety from vested Relationship Managers and sales managers, and an accrual, based on their progress towards vesting, for those unvested Relationship Managers and sales managers who are expected to vest in the future. As noted above, as the liability increases over the first year of a merchant contract, the Company also records for currently vested Relationship Managers and sales managers a related deferred acquisition cost asset. The accrued buyout liability associated with unvested Relationship Managers and sales managers is not included in the deferred acquisition cost asset since future services are required in order to vest. Subsequent changes in the settlement cost, due to account attrition, same-store sales growth and changes in gross margin, are included in the same income statement caption as customer acquisition cost amortization expense.

          The accrued buyout liability is based on the merchants under contract at the balance sheet date, the gross margin generated by those merchants over the prior 12 months, and the contractual buyout multiple. The liability related to a new merchant is therefore zero when the merchant is installed, and increases over the twelve months following the installation date. The same procedure is applied to unvested commissions over the expected vesting period, but is further adjusted to reflect the Company’s experience that 31% of unvested Relationship Managers and sales managers become vested.

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

          Financing Arrangements—Pursuant to EITF Issue 88-18, Sales of Future Revenues, the Company recognizes the transfer of merchant contracts as financing arrangements included under Borrowings and Financing Arrangements, until such time as the conditions for recognizing the transfer as a sale are met. The interest rates on these financing arrangements are computed based on the expected cash flows resulting from these contracts, reduced by an expected annual volume attrition rate of 15% on these contracts. Any significant differences between actual future payments and expected payments will result in a change to that interest rate, which are applied prospectively.

          Revenues—Revenues are mainly comprised of gross processing revenue, payroll processing revenue and equipment-related income. Gross processing revenue primarily consists of discount fees and per-transaction and periodic (primarily monthly) fees from the processing of bank card transactions for merchants. Bank card transactions processed are primarily through Visa and MasterCard.

Heartland Payment Systems, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company passes through to its customers any changes in interchange or association fees. Gross processing revenue also includes American Express and Discover fees, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, and other miscellaneous revenue.  Payroll processing revenue includes periodic and annual fees charged by HPC for payroll processing services. Revenue is recorded as bank card transactions are processed or payroll services are performed. Equipment-related income includes fees for the sale, rental, leasing and deployment of bank card terminals, net of their associated direct costs. These amounts are shown net of their associated direct costs, if any, and are recorded at the time the service is performed.

          Income Taxes—The Company accounts for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the accounting and tax basis of assets and liabilities using enacted tax rates.

          Stock Options—The Company accounts for its stock options using the intrinsic value method in which no compensation expense has been recognized for its stock-based compensation plan because the options are granted at an exercise price greater than or equal to the estimated fair value at the grant date.

          The estimated fair value of options granted during 2003 was $0 due to the Company’s use of a 0% volatility factor as a private company. The weighted-average fair value of options granted during the years ended December 31, 2005 and 2004 were $5.48 and $2.74. The fair value of options for the periods ended December 31, 2005, 2004 and 2003 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,

	2005	2004	2003

Expected volatility	50%	50%	0%
Expected life	3 years	1 to 3 years	1 to 3 years
Dividends	$0.00	$0.00	$0.00
Risk-free interest rate	3.73%	2.31%	1.82%

          For those periods prior to the filing of the Company’s initial August 2004 registration statement on Form S-1, the Company assumed a volatility factor of 0%, which was consistent with existing accounting literature pertaining to non-public companies. For those periods after filing the Company’s initial August 2004 registration statement on Form S-1, the Company assumed a volatility factor of 50%. The 50% volatility assumption was determined by referencing the average volatility assumed by six of the Company’s public company peers.

          Basic earnings per share is computed and presented under the two-class method and is based on the weighted average number of common shares outstanding and assumes an allocation of net income to the Series A Senior Convertible Participating Preferred Stock (the ‘‘Convertible Preferred’’) for the period or portion of the period that the Convertible Preferred was outstanding. The Convertible Preferred automatically converted into 13,333,334 shares of the Company’s common stock upon the August 16, 2005 closing of the Company’s initial public offering.

          Diluted earnings per share is computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options, warrants and conversion of Series A Senior Convertible Participating Preferred Stock, where dilutive. Weighted average shares outstanding and dilutive securities have been adjusted for all periods presented to reflect a two-for-one stock split on July 26, 2005. The following table presents the effect on net income and basic and diluted net income per common share had the Company adopted the fair value method of accounting for stock-based compensation under SFAS No. 123 (in thousands, except per share data):

Heartland Payment Systems, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,

	2005	2004	2003

Net income	$19,093	$8,855	$20,133
Deduct: Total stock-based employee compensation expense determined under fair-value-based method, net of related tax expense	4,747	5,493	—

Pro forma net income	14,346	3,362	20,133
Less: Income allocated to Series A Senior Convertible Participating Preferred Stock	3,430	1,618	9,843

Pro forma net income attributable to common stock	$10,916	$1,744	$10,290

Earnings per share:
As reported:
Basic	$0.62	$0.28	$0.65
Diluted	$0.50	$0.26	$0.62
Pro forma:
Basic	$0.47	$0.11	$0.65
Diluted	$0.38	$0.10	$0.62

          New Accounting Pronouncements— In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (‘‘SFAS No. 123 revised’’), a revision of SFAS No. 123, Accounting for Stock-Based Compensation. In April 2005, the SEC delayed the effective date for SFAS No. 123 revised until the first firsal year beginning after June 15, 2005. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under fair value as originally introduced in SFAS No. 123. The Company will adopt SFAS No. 123 revised on January 1, 2006. As an effect of adopting SFAS No. 123 revised, the Company will recognize compensation expense for the amortization of the fair value of stock options which were granted prior to January 1, 2006 and have service periods continuing into 2006 and beyond. The amount of compensation expense to be recognized in 2006 and beyond is approximately $1.3 million, of which approximately $0.8 million will be recognized as compensation expense in 2006.

3. Receivables

          A summary of receivables by major class is as follows at December 31, 2005 and 2004:

	December 31,

	2005	2004

	(In thousands)
Accounts receivable from merchants	$91,288	$60,739
Accounts receivable from others	2,536	3,753

	93,824	64,492
Less allowance for doubtful accounts	(68)	(167)

	$93,756	$64,325

          Included in accounts receivable from others are $1,519 and $3,582 which are due from employees at December 31, 2005 and 2004, respectively.

Heartland Payment Systems, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments

          The cost, gross unrealized gains (losses) and estimated fair value for available-for-sale investments by major security type and class of security are as follows at December 31, 2005 and 2004:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(In thousands)
December 31, 2005
Fixed income bond fund	$1,072	$—	$(24)	$1,048
Debt securities of the U.S. Government	240	—	(14)	226
Corporate debt securities	314	—	(8)	306
Certificates of deposit	561	—	—	561

	$2,187	$—	$(46)	$2,141

December 31, 2004
Debt securities of the U.S. Government	$195	$—	$(1)	$194
Corporate debt securities	360	1	(4)	357
Certificates of deposit	549	—	—	549

	$1,104	$1	$(5)	$1,100

          As of December 31, 2005, all unrealized losses in investments were the result of increases in interest rates. These investments are not considered other-than-temporarily impaired because the Company has the ability and intent to hold these investments for a period of time sufficient for a forecasted recovery in value, which may be upon maturity.

          The maturity schedule of all investments owned along with amortized cost and estimated fair value as of December 31, 2005 is as follows:

	Amortized Cost	Estimated Fair Value

	(In thousands)
Due in one year or less	$1,818	$1,789
Due after one year through five years	369	352

	$2,187	$2,141

Heartland Payment Systems, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Capitalized Customer Acquisition Costs, Net

          A summary of the capitalized customer acquisition costs, net is as follows as of December 31, 2005 and 2004:

	December 31,

	2005	2004

	(In thousands)
Capitalized signing bonuses	$54,388	$40,407
Less accumulated amortization	(22,727)	(15,862)

	31,661	24,545

Capitalized customer deferred acquisition costs	26,172	21,350
Less accumulated amortization	(14,903)	(11,648)

	11,269	9,702

	$42,930	$34,247

          A summary of the activity in capitalized customer acquisition costs, net for the three years ended December 31, 2005, 2004 and 2003 was as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Balance at beginning of period	$34,247	$22,321	$14,871
Plus additions to:
Capitalized signing bonuses, net	21,788	20,137	12,294
Capitalized customer deferred acquisition costs	11,531	10,600	7,623

	33,319	30,737	19,917

Less amortization expense on:
Capitalized signing bonuses, net	(14,673)	(11,093)	(8,173)
Capitalized customer deferred acquisition costs	(9,963)	(7,718)	(4,294)

	(24,636)	(18,811)	(12,467)

Balance at end of period	$42,930	$34,247	$22,321

          Net signing bonus adjustments from estimated amounts to actual were $(2.6) million, $(1.4) million and $(0.8) million, respectively, for the three years ended December 31, 2005, 2004 and 2003. Net signing bonus adjustments are netted against additions in the table above.

          Fully amortized signing bonuses of $7.8 million, $7.2 million and $6.6 million respectively, were written off during the three years ended December 31, 2005, 2004 and 2003.

          The Company believes that no impairment has occurred as of December 31, 2005 and 2004.

Heartland Payment Systems, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property and Equipment, Net

          A summary of property and equipment, net as of December 31, 2005 and 2004 is as follows:

	December 31,

	2005	2004

	(In thousands)
Computer hardware and software	$20,229	$13,611
Furniture, fixtures and equipment	1,841	1,709
Leasehold improvements	3,626	1,601

	25,696	16,921
Less accumulated depreciation	(8,085)	(5,977)

	$17,611	$10,944

          Depreciation expense for the three years ended December 31, 2005, 2004 and 2003 was $5.7 million, $3.7 million and $2.3 million, respectively.

          Included in property and equipment at December 31, 2005 was $3.0 million representing the cost of assets not yet placed in service.

7. Borrowings and Financing Arrangements

          A summary of borrowings and financing arrangements is as follows as of December 31, 2005 and 2004:

	December 31,

	2005	2004

	(In thousands)
Financing Arrangements	$434	$10,241
Revolver Advance Facility	—	2,069
Purpose and Ability Line of Credit	—	784

	434	13,094
Less current portion	(261)	(5,286)

Long-term portion of borrowings and financing arrangements	$173	$7,808

          Principal payments due on borrowings and financing arrangements for the next five years are as follows:

Twelve Months Ended December 31,	(In thousands)

2006	$261
2007	173
Thereafter	—

Heartland Payment Systems, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Financing Arrangements. On December 31, 1999 the Company signed a Merchant Services Purchase and Sale Agreement with National Processing Company, which was amended by a First Modification Agreement in December, 2000, and Amendment No. 1 to the First Modification Agreement in December, 2001. Under these agreements, the Company agreed to the transfer of merchant contracts generating a specified amount of net revenue to the transferee, and to pay all cash flows, net of servicing fees and chargeback losses, associated with specific lists of merchant contracts that were committed to the arrangement. This transaction has been treated as a financing arrangement, as discussed in Note 2. As a result, the Company had recorded a liability of $23.0 million on December 31, 1999, which was reduced by servicing payments and the value of converted contracts. The respective amendments of the agreements had the effect of triggering sale treatment for those contracts that were converted to the transferee’s systems in 2000, 2001 and 2002. Effective August 1, 2002, the Company signed a five-year servicing agreement with the transferee, in which the Company agreed to provide servicing to those merchants in a defined final pool that had not been converted to the transferee’s processing systems, and that no further conversions would be made. The servicing agreement is terminable by the transferee upon the occurrence of certain change in control events, upon material breach by the Company, if merchant losses exceed a specified threshold, or if the Company enters into bankruptcy, receivership or other like status, in which event the transferee will be responsible for the conversion of the remaining serviced merchants to their processing systems. The interest rate at December 31, 2005 was 4.26% and the balance outstanding was $434,000.  The expected cash flows were based on the actual historical cash flows of the merchant contracts, reduced by an expected annual volume attrition rate of 15%. Any significant differences between actual future payments and expected payments will result in a change to that interest rate, which will be applied prospectively. In this later stage of the term of this financing arrangement, the calculation of the interest cost and remaining balance of the financing arrangement is relatively insensitive to changes in portfolio attrition.

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

          Loan and Security Agreement.  On August 28, 2002, the Company signed a Loan and Security Agreement for two loan instruments; this Agreement was amended on November 6, 2003, June 23, 2004 and May 26, 2005.

          The first instrument was a Revolver Advance Facility (‘‘Revolver’’), which was used solely to fund the buyout of residual commissions from Relationship Managers and sales managers. Borrowings on the Revolver could not exceed $3,500,000. The Revolver accrued interest at the prime rate. The entire outstanding principal balance of $2.1 million plus all accrued interest and fees was paid on August 17, 2005 and the Revolver expired in accordance with its terms.

          The second instrument was a $3,000,000 Purpose and Ability Line of Credit Facility (‘‘Line of Credit’’). The Line of Credit accrued interest at the prime rate. The entire principal balance of $0.8 million plus all accrued interest and fees was paid on August 17, 2005 and the Line of Credit expired in accordance with its terms.

Heartland Payment Systems, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Merchant Deposits and Loss Reserves

          The Company’s merchants have the liability for any charges properly reversed by the cardholder through a mechanism known as a chargeback. If the merchant is unable to pay this amount, the Company will be liable to the Visa and MasterCard associations for the reversed charges.

          During 2003, the Company adopted FIN 45. Under FIN 45, the Company has determined that the fair value of the non-contingent obligation to stand ready to perform is minimal. The Company requires personal guarantees, merchant deposits and letters of credit from certain merchants to minimize its obligation. As of December 31, 2005 and 2004, the Company held merchant deposits totaling $7.0 million and $6.7 million, and letters of credit totaling $519,000 and $30,000, respectively.

          The Visa and MasterCard associations generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company’s transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company’s exposure to chargebacks is the last four months’ processing volume on its portfolio, which was $12.0 billion and $9.0 billion for the four months ended December 31, 2005 and December 31, 2004, respectively. However, for the four months ended December 31, 2005 and December 31, 2004, the Company was presented with $6.6 million and $5.6 million, respectively, in chargebacks by issuing banks. In the years ended December 31, 2005 and 2004, the Company incurred merchant credit losses of $1.2 million and $0.9 million, respectively, on total dollar volume processed of $33.7 billion and $25.0 billion, respectively. These credit losses are included in processing and servicing costs in the Company’s consolidated statements of income.

          The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company’s clients. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its consolidated balance sheets, amounting to $485,000 on December 31, 2005 and $468,000 on December 31, 2004. This reserve is determined by performing an analysis of the Company’s historical loss experience applied to current processing volume and exposures.

          A summary of the activity in the loss reserve for three years ended December 31, 2005, 2004 and 2003 was as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Beginning balance	$468	$558	$773
Additions to reserve	1,235	849	390
Charges against reserve	(1,218)	(939)	(605)

Ending Balance	$485	$468	$558

Heartland Payment Systems, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Accrued Buyout Liability

          A summary of the accrued buyout liability is as follows as of December 31, 2005 and 2004:

	December 31,

	2005	2004

	(In thousands)
Vested Relationship Managers and sales managers	$27,228	$25,788
Unvested Relationship Managers and sales managers	1,246	1,247

	28,474	27,035
Less current portion	(10,478)	(9,327)

Long-term portion of accrued buyout liability	$17,996	$17,708

          A summary of the activity in the accrued buyout liability for the three years ended December 31, 2005, 2004 and 2003 is as follows:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Beginning balance	$27,035	$17,985	$12,546
Increase in settlement obligation, net	14,920	11,263	10,179
Buyouts	(13,481)	(2,213)	(4,740)

Ending balance	$28,474	$27,035	$17,985

          The increase in settlement obligation is due to new merchant account signings, as well as same-store sales growth and changes in gross margin for existing merchant relationships, partially offset by the impact of merchant attrition. Included in the $13.5 million of buyout payments in the year ended December 31, 2005 was $3.8 million used by salespersons who participated in the PEPShares Plan to exercise their options to acquire 677,544 shares of the Company’s common stock.

          In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.2 million at December 31, 2005 and  2004.

10. Stockholders’ Equity

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

          All outstanding common shares, average common shares, earnings per common share and conversion amounts related to stock options, warrants and Series A Senior Convertible Participating Preferred Stock have been adjusted retroactively to reflect a two-for-one stock split on July 26, 2005. The Company’s Board of Directors and stockholders also increased the number of authorized shares of common stock to 100,000,000 and the number of shares authorized under the 2000 Equity Incentive Plan to 11,000,000.

Heartland Payment Systems, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          On January 13, 2006, the Company’s Board of Directors authorized management to repurchase up to the lesser of (a) 1,000,000 shares of the Company’s common stock or (b) $25,000,000 worth of its common stock in the open market. Management intends to use the authorization to repurchase shares opportunistically as a means of offsetting dilution from the issuance of shares under the Company’s employee benefit plans. Management has no obligation to repurchase shares under the authorization, and the specific timing and amount of the common stock repurchase will vary based on market conditions, securities law limitations and other factors. The common stock repurchase will be executed utilizing the Company’s cash resources including the proceeds from the exercise of stock options.

          Series A Senior Convertible Participating Preferred Stock. The Series A Senior Convertible Participating Preferred Stock (the ‘‘Convertible Preferred’’) automatically converted into 13,333,334 shares of the Company’s Common Stock upon the August 16, 2005 closing of the Company’s initial public offering. Prior to that automatic conversion, the Convertible Preferred was convertible by the holders at any time, participated equally in dividends and distributions with the Common Stock, paid no other dividends and had a liquidation preference of $80 million.

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

         Warrants. On July 26, 2001, the Company signed a Loan and Security Agreement with BHC Interim Funding, L.P., and received a Term Loan (the ‘‘BHC Bridge Loan’’) in the amount of $4.76 million. The BHC Bridge Loan was repaid on October 11, 2001. In connection with this agreement, the Company issued 337,810 five-year mandatory redeemable warrants to purchase its Common Stock for $0.005, which were initially valued at $605,049. Commencing July 26, 2003, the holder could require the Company to redeem these warrants at their per share fair value. The Company recorded these warrants as debt at their estimated fair value.

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

Heartland Payment Systems, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes

          The provision for income taxes for the three years ended December 31, 2005, 2004 and 2003 consists of the following:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Current
Federal	$10,552	$1,318	$130
State	2,352	371	235
Deferred
Federal	1,470	3,859	(9,364)
State	341	828	(2,103)

Total provision for income taxes	$14,715	$6,376	$(11,102)

          The differences in federal income taxes provided and the amounts determined by applying the federal statutory tax rate of 35% to income before income taxes for the three years ended December 31, 2005, 2004 and 2003 are:

	Year Ended December 31,

	2005		2004		2003

	%	Amount	%	Amount	%	Amount

		(In thousands)		(In thousands)		(In thousands)
U.S. federal income tax at statutory rate	35.00%	$11,833	35.00%	$5,331	35.00%	$3,161
U.S. state and local income taxes, net	5.36%	1,812	5.12%	779	(13.44)%	(1,214)
Change in valuation allowance	—	—	—	—	(143.98)%	(13,004)
Warrants	3.01%	1,019	1.17%	178	3.46%	313
Change in tax rate	—	—	—	—	(4.23)%	(383)
Nondeductible expenses	0.15%	51	0.58%	88	0.28%	26
Other, net	—	—	—	—	(0.01)%	(1)

Provision for income taxes	43.52%	$14,715	41.87%	$6,376	(122.92)%	$(11,102)

          The net deferred tax asset was comprised of the following at December 31, 2005 and 2004:

	December 31,

	2005	2004

	(In thousands)
Deferred tax assets:
Merchant contract costs	$21,488	$15,317
Borrowings and financing arrangement	185	4,353
Loss reserve and accounts receivable allowance	235	270
Other	25	1

Deferred tax asset	21,933	19,941

Deferred tax liabilities:
Capitalized signing bonus	13,456	10,432
Deferred state tax liability	327	447
Software development	1,749	1,065
Property and equipment	1,432	1,217

Deferred tax liability	16,964	13,161

Net deferred tax asset	4,969	6,780
Less current portion	(1,492)	(2,129)

Net deferred tax asset – non current portion	$3,477	$4,651

Heartland Payment Systems, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          At December 31, 2005 and 2004, the Company has determined that no valuation allowance against the net deferred tax asset was required. At December 31, 2004, the Company had fully utilized all federal and state net operating loss carryforwards.

12. Stock Incentive Plan

          On July 29, 2003, the Company amended its employee and director stock option plan, the Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan (the “Plan”). The maximum number of shares with respect to which Plan awards may be granted during the term of the Plan is 11,000,000, of which 1,324,437, 3,167,594 and 2,583,458 options were granted during 2005, 2004 and 2003, respectively. The majority of the options granted vested immediately; however, 772,225, 755,474 and 375,000 options as of December 31, 2005, 2004 and 2003, respectively, vest over a period of one to four years. During 2004, the Company accelerated the vesting of 22,500 options as a part of a separation agreement. At December 31, 2005, 1,718,761 shares of the 11,000,000 authorized shares of common stock reserved for issuance under the Plan remain available for grant.

          The options were granted with terms of 5 to 10 years and an exercise price equal to or in excess of the estimated fair value at the date of the grant. At year-end 2003, two transactions, a sale of common stock by certain executives, senior managers, and former consultants to an institutional investor, and a redemption at their fair value of warrants held by BHC Interim Fund, L.P., occurred, each at a price of $6.25 per share. This value was used as the fair value for issuances in the first quarter of 2004. For the second quarter of 2004, given the Company’s decision to file a registration statement, newly issued options’ exercise prices were raised to $7.50 per share. On the date of the initial filing of a registration statement for the public offering of the Company’s stock, this was raised to $9.28 per share, reflecting a private company discount to the price that the underwriters estimated that the initial public offering could have been priced at, if the offering had occurred on that date. In the second quarter of 2005, the exercise prices on newly issued options was increased to $11.00 per share, reflecting expectations of a higher offering price for the initial public offering. Since the Company’s common stock began publicly trading, option grants approved by the Board of Directors have been at exercise prices equal to the closing market price on the trading day immediately prior to the approval.

          In April 2002, the Company approved its 2002 PEPShares Plan, as amended (the “PEPShares Plan”). The maximum number of shares with respect to which the PEPShares Plan option awards could be granted during the term of the PEPShares Plan was 2,400,000, of which 282,152 and 618,968 options were granted in 2003 and 2004, respectively. The options were exercisable at a price per share equal to the estimated fair value at the date of the grant. The Administrator of the PEPShares Plan determined that no elections to defer compensation earned after December 31, 2004 would be permitted and no amounts were deferred and contributed to the PEPShares Plan from compensation earned after December 31, 2004. Therefore there were no grants in 2005. The options were scheduled to become exercisable in a series of five equal annual installments of 20%, contingent on continued service with the Company; however, vesting of these options was accelerated upon the completion of the Company’s initial public offering and 1,308,832 options were exercised by their holders.

Heartland Payment Systems, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Equity Incentive Plan and PEPShares Plan activity in 2003, 2004 and 2005 was as follows:

	2000 Equity Incentive Plan		2002 PEPShares Plan

	Shares	Weighted - Average Exercise Price	Shares	Weighted- Average Exercise Price

Options Outstanding at January 1, 2003	2,083,352	$3.72	651,044	$5.00
Issued	2,583,458	$5.50	618,968	$5.97
Exercised	(2,156)	$5.00	—	$—
Forfeited/cancelled	(14,556)	$5.14	(7,030)	$5.00

Outstanding at December 31, 2003	4,650,098	$4.70	1,262,982	$5.48

Options exercisable at December 31, 2003	4,275,098	$4.57	384,212	$5.31

Issued	3,167,594	$7.87	282,152	$7.72
Exercised	(552,520)	$2.85	(2,044)	$5.14
Forfeited/cancelled	(133,078)	$5.83	(4,960)	$5.14

Outstanding at December 31, 2004	7,132,094	$6.23	1,538,130	$5.89

Options exercisable at December 31, 2004	6,376,620	$6.11	686,380	$5.57

Issued	1,324,437	$14.61	—	$—
Exercised	(199,771)	$5.54	(1,308,832)	$5.87
Forfeited/cancelled	(137,831)	$6.75	(65,402)	$9.52

Outstanding at December 31, 2005	8,118,929	$7.60	163,896	$5.59

Options exercisable at December 31, 2005	7,346,704	$7.40	163,896	$5.59

          Options outstanding and exercisable at December 31, 2005 summarized by exercise price are:

	Outstanding Options

Exercise price per share	2000 Equity Incentive Plan	2002 PEPShares Plan	Total

$3.00	616,422	—	616,422
$5.00	2,296,162	86,300	2,382,462
$6.25 to $7.50	2,433,082	77,596	2,510,678
$9.28	1,533,132	—	1,533,132
$9.80 to $11.00	808,666	—	808,666
$21.55 to $21.60	159,160	—	159,160
$24.22 to $26.66	272,305	—	272,305

	8,118,929	163,896	8,282,825

Heartland Payment Systems, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Exercisable Options

Exercise price per share	2000 Equity Incentive Plan	2002 PEPShares Plan	Total

$3.00	616,422	—	616,422
$5.00	2,296,162	86,300	2,382,462
$6.25 to $7.50	2,145,832	77,596	2,223,428
$9.28	1,338,132	—	1,338,132
$9.80 to $11.00	569,666	—	569,666
$21.55 to $21.60	146,785	—	146,785
$24.22 to $26.66	233,705	—	233,705

	7,346,704	163,896	7,510,600

13. Fair Value of Financial Instruments

          Management uses methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value. Fair value equals quoted market price for securities held as available-for-sale investments. Other financial instruments include cash and cash equivalents, certificates of deposit, receivables, various accounts payable and accrued expenses. The fair value of such financial instruments approximates their carrying value due to their short maturity and pricing terms.

14. Employee Benefit Plan

          The Company offers a defined contribution plan to all employees. Company contributions are generally based upon fixed amounts of eligible compensation and the Company contributed approximately $336,000, $257,000 and $189,000 to the Plan for the years ended December 31, 2005, 2004 and 2003, respectively.

15. Commitments and Contingencies

          Litigation—The Company is involved in certain legal proceedings and claims, which arise in the ordinary course of business. In the opinion of the Company, based on consultations with outside counsel, the results of any of these matters, individually and in the aggregate, are not expected to have a material effect on its results of operations, financial condition or cash flows.

          Leases—The Company leases various office spaces and certain equipment under operating leases with remaining terms ranging up to eight years. The majority of the office space lease agreements contain renewal options and generally require the Company to pay certain operating expenses.

          Future minimum lease commitments under noncancelable leases as of December 31, 2005 are as follows:

Twelve Months Ended December 31,	(In thousands)

2006	$1,735
2007	1,528
2008	1,079
2009	664
2010	614
Thereafter	1,257

$6,877

Heartland Payment Systems, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Rent expense for leased property was $1.4 million, $1.0 million and $1.0 million, respectively, for the years ended December 31, 2005, 2004 and 2003.

          Commitments—Certain officers of the Company have entered into an employee confidential information and non-competition agreement under which they are entitled to severance pay equal to their base salary and medical benefits for 12 months and a pro-rated bonus in the event they are terminated by the Company other than for cause. There were no payouts under these agreements in 2005.

          The following table reflects the Company’s other significant contractual obligations as of December 31, 2005:

	Payments Due by Period as of December 31, 2005

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

	(in thousands)
Processing providers	$5,785	$2,915	$2,510	$360	$—
Financing arrangement (expected payments, including interest)	451	275	176	—	—
Telecommunications providers	7,129	3,702	3,427	—	—
Office and equipment leases	6,877	1,735	2,607	1,278	1,257
Land, construction and equipment(a)	3,045	2,838	207	—	—

	$23,287	$11,465	$8,927	$1,638	$1,257

(a)

Amounts related to acquiring land and constructing the Company’s new Service Center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as the Company progresses with the development of this site.

          Contingencies— The Company collects and stores sensitive data about its merchant customers and bank cardholders. If the Company’s network security is breached or sensitive merchant or cardholder data is misappropriated, the Company could be exposed to assessments, fines or litigation costs.

16. Related Party Transactions

          In March 2003, Carr Holdings, L.L.C., a New Jersey limited liability company, which is owned and managed by the Company’s Chief Executive Officer and his wife, sold an aggregate of 370,000 shares of the Company’s Common Stock to Greenhill Capital Partners, L.P. and its affiliated investment funds and LLR Equity Partners, L.P. and its affiliated investment fund at a price of $5.00 per share. The Company was responsible for paying all reasonable out-of-pocket expenses incurred by the purchasers in connection with the sale, which expenses totaled approximately $7,500. Various officers, directors, partners and members of Greenhill Capital Partners, L.P. and its affiliated investment funds and LLR Equity Partners, L.P. and its affiliated investment fund are members of the Company’s board of directors.

          In July 2003, Greenhill Capital Partners, L.P. and its affiliated investment funds and LLR Equity Partners, L.P. and its affiliated investment fund granted the Company’s Chief Executive Officer an irrevocable option to purchase up to an aggregate of 1,750,000 shares of the Company’s Common Stock at any time on or before July 31, 2006 at a purchase price of $7.14 per share.

          In October 2004, the Company’s former President and Chief Operating Officer sold 129,000 shares of common stock back to the Company at a price of $9.28 per share in connection with his severance agreement.

          In November 2004, Carr Holdings, L.L.C., sold an aggregate of 108,000 shares of the Company’s common stock to Greenhill Capital Partners, L.P. and its affiliated investment funds and LLR Equity Partners, L.P. and its affiliated investment fund at a price of $9.28 per share.

Heartland Payment Systems, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          On March 28, 2005, Carr Holdings, L.L.C. sold 40,000 shares of the Company’s common stock to Thomas Sheridan, the Chief Portfolio Officer of the Company, at a price of $9.28 per share. In addition, Carr Holdings, L.L.C. granted Mr. Sheridan an option to purchase an additional 40,000 shares of the Company’s common stock at $9.28 per share at any time prior to the earlier of (i) March 31, 2006, if the Company has not consummated its initial public offering or (ii) six months and 15 days after the consummation of the Company’s initial public offering. On August 8, 2005, Mr. Sheridan exercised options to purchase 12,000 shares of the Company’s common stock from Carr Holdings, L.L.C.

          On May 3, 2005, Carr Holdings, L.L.C. sold 27,236 shares of the Company’s common stock to LLR Equity Partners, L.P. and 2,764 shares of its common stock to LLR Equity Partners Parallel, L.P., an affiliated investment fund of LLR Equity Partners, L.P., at a price of $9.80 per share.

17. Segments

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

          The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources and corporate services. At December 31, 2005 and 2004, 80% and 91% respectively, of the payroll segment’s total assets were funds that the Company holds as a fiduciary for payment to taxing authorities. The Company only operates in the United States and does not have any major individual customers.

          A summary of the Company’s segments for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Card	Payroll	Unallocated Corporate Administration Amounts	Amount

	(In thousands)
Year Ended December 31, 2005
Total revenue	$830,252	$4,325	$—	$834,577
Depreciation and amortization	5,231	116	338	5,685
Interest income	477	247	—	724
Interest expense	1,553	—	—	1,553
Net income (loss)	27,508	753	(9,168)	19,093
Total assets	170,019	12,064	—	182,083
Year Ended December 31, 2004
Total revenue	599,131	3,618	—	602,749
Depreciation and amortization	3,739	115	58	3,912
Interest income	80	102	—	182
Interest expense	1,385	—	—	1,385
Net income (loss)	15,697	381	(7,223)	8,855
Total assets	123,869	10,057	—	133,926

Heartland Payment Systems, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Card	Payroll	Unallocated Corporate Administration Amounts	Amount

	(In thousands)
Year Ended December 31, 2003
Total revenue	$419,528	$2,709	$—	$422,237
Depreciation and amortization	2,134	379	58	2,571
Interest income	47	77	—	124
Interest expense	1,188	—	—	1,188
Net income (loss)	27,249	(635)	(6,481)	20,133
Total assets	94,201	6,541	—	100,742

18. Earnings Per Share

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

          Basic earnings per share is computed and presented under the two-class method and is based on the weighted average number of common shares outstanding and assumes an allocation of net income to the Series A Senior Convertible Participating Preferred Stock (the ‘‘Convertible Preferred’’) for the period or portion of the period that the Convertible Preferred was outstanding. The Convertible Preferred automatically converted into 13,333,334 shares of the Company’s common stock upon the August 16, 2005 closing of the Company’s initial public offering.

          Weighted average shares outstanding and dilutive securities have been adjusted to reflect a two-for-one stock split on July 26, 2005. The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share using the two-class method:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Basic:
Net income attributable to common shares	$14,365	$4,592	$10,290

Weighted average common stock outstanding	23,069	16,408	15,932

Earnings per share	$0.62	$0.28	$0.65
Diluted:
Net income attributable to common shares	$14,365	$4,592	$10,290
Plus: income allocated to Series A Senior Convertible Participating Preferred Stock	4,728	4,263	9,843

Net income	$19,093	$8,855	$20,133

Basic weighted average common stock outstanding	23,069	16,408	15,932
Effect of dilutive instruments:
Stock options	5,186	1,965	723
Warrants	105	175	338
Series A Senior Convertible Participating Preferred Stock	9,519	15,238	15,238

Diluted weighted average shares outstanding	37,879	33,786	32,231

Earnings per share	$0.50	$0.26	$0.62

Heartland Payment Systems, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Quarterly Consolidated Results of Operations (Unaudited)

          The Company’s unaudited quarterly results of operations for the years ended December 31, 2005 and 2004 were as follows:

	For the Quarter Ended

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005

	(In thousands, except per share)
Total revenues	$169,865	$209,691	$228,092	$226,929
Costs of services	155,775	192,291	208,225	208,314
General and administrative expenses	8,989	9,290	10,169	9,313
Total expenses	164,764	201,581	218,394	217,627
Income from operations	5,101	8,110	9,698	9,302
Net income	2,694	4,381	6,536	5,482
Net income attributable to common stock	1,399	2,274	5,210	5,482
Diluted earnings per share	$0.08	$0.12	$0.17	$0.14

	For the Quarter Ended

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

	(In thousands, except per share)
Total revenues	$121,204	$149,297	$164,666	$167,582
Costs of services	110,916	138,011	151,425	154,786
General and administrative expenses	7,233	7,427	8,294	8,547
Total expenses	118,149	145,438	159,719	163,333
Income from operations	3,055	3,859	4,947	4,249
Net income	2,146	1,921	2,530	2,258
Net income attributable to common stock	1,109	998	1,312	1,173
Diluted earnings per share	$0.07	$0.05	$0.07	$0.07

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective and  provided reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Controls

          During the quarter ended December 31, 2005, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

          None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required to be included in Item 10 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION

          The information required to be included in Item 11 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required to be included in Item 12 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required to be included in Item 13 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required to be included in Item 14 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Consolidated Financial Statements
          Our consolidated financial statements listed below are set forth in “Item 8—Financial Statements and Supplementary Data” of this report:

(a) 2. Financial Statement Schedules
          All schedules to our consolidated financial statements have been omitted because they are not required under the related instruction or are inapplicable, or because we have included the required information in our consolidated financial statements or related notes.

(a) 3. Exhibits
          The following exhibits either (i) are filed with this report or (ii) have previously been filed with the SEC and are incorporated in this Item 15 by reference to those prior filings.

Exhibit Number	Description

2.2

Agreement and Plan of Merger dated September 29, 2000 by and among Heartland Payment Systems, Inc., Uhle and Associates, LLC, Martin J. Uhle, Mark K. Strippy and Steven B. Gamary. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.3

Agreement and Plan of Merger dated September 29, 2000 by and between Heartland Payment Systems, Inc. and Triad LLC. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.4

Agreement and Plan of Merger dated as of December 28, 2000 by and between Heartland Payment Systems, Inc. and Heartland Payment Systems L.L.C.  (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.5

Agreement of Merger dated as of June 14, 2004 by and between Heartland Payment Systems, Inc. and Credit Card Software Systems, Inc.  (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

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
10.1

Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated August 28, 2002 between Heartland Payment Systems, Inc. and KeyBank National Association  (Incorporated by reference to Exhibit 10.1 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.2

First Amendment to the Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated November 6, 2003 between Heartland Payment Systems, Inc. and KeyBank National Association (Incorporated by reference to Exhibit 10.2 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.3

Second Amendment to the Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated June 23, 2004 between Heartland Payment Systems, Inc. and KeyBank National Association (Incorporated by reference to Exhibit 10.3 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.4

Revolver Advance Note dated August 28, 2002 payable by Heartland Payment Systems, Inc. to KeyBank National Association in a principal amount of $3,500,000.00 (Incorporated by reference to Exhibit 10.4 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.5

Purpose and Ability Line of Credit Note dated August 28, 2002 payable by Heartland Payment Systems, Inc. to KeyBank National Association in a principal amount of $3,000,000 (Incorporated by reference to Exhibit 10.5 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.6

Processing Services Agreement dated April 1, 2002 between Vital Processing Services L.L.C. and Heartland Payment Systems, Inc., as amended (Incorporated by reference to Exhibit 10.6 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.7

Merchant Processing Agreement dated April 1, 2002 between KeyBank National Association and Heartland Payment Systems, Inc., as amended (Incorporated by reference to Exhibit 10.7 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.8

Withdrawal and Redemption Agreement dated May 8, 2000, among Heartland Payment Systems, LLC, Triad LLC, Heartland Bank and Heartland Card Company (Incorporated by reference to Exhibit 10.8 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.9

Office Lease Agreement, dated September 6, 2002, between Heartland Payment Systems, Inc. and PSN Partners, L.P. for 47 Hulfish Street, Suite 400, Princeton, New Jersey 08540 (Incorporated by reference to Exhibit 10.9 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.10

Lease Agreement, dated August 16, 2003 between Heartland Payment Systems, Inc. and Youngstown Partners, LLC for 1431 Youngstown Shopping Center, Jeffersonville, Indiana 47130 (Incorporated by reference to Exhibit 10.10 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.11

Lease Agreement, dated April 30, 2002 between Heartland Payment Systems, Inc. and Youngstown Partners, L.P. for 1431 1/2 and 1433 Youngstown Shopping Center, Jeffersonville, Indiana 47130 (Incorporated by reference to Exhibit 10.11 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.12

Lease Agreement, dated April 30, 2002 between Heartland Payment Systems, Inc. and Youngstown Partners L.P. for 1437 and 1443 Youngstown Shopping Center, Jeffersonville, Indiana 47130 (Incorporated by reference to Exhibit 10.12 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.13

Lease Agreement, dated March 6, 2003, between Heartland Payment Systems, Inc. and Youngstown Partners, L.P. for 1441 Youngstown Shopping Center, Jeffersonville, Indiana 47130 (Incorporated by reference to Exhibit 10.13 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.14

Lease Agreement, dated February 14, 2002 between Heartland Payment Systems, Inc. and Youngstown Partners, L.P. for 1443 Youngstown Shopping Center, Jeffersonville, Indiana 47130 (Incorporated by reference to Exhibit 10.14 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.15

Office Building Lease, dated May 1998, between Heartland Card Services, L.L.C. and Hall Stonebriar Center I Associates, Ltd. for 2595 Dallas Parkway, Frisco, Texas 75034 (Incorporated by reference to Exhibit 10.15 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.16

First Amendment to Office Building Lease, dated September 30, 1998, between Heartland Card Services, L.L.C. and Hall Stonebriar Center I Associates, Ltd. (Incorporated by reference to Exhibit 10.16 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.17

Second Amendment to Office Lease Agreement, dated July 25, 2000, between Heartland Card Services, L.L.C. and Hall Stonebriar Center I Associates, Ltd. (Incorporated by reference to Exhibit 10.17 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.18

Third Amendment to Office Building Lease, dated October 4, 2002, between Heartland Card Services, L.L.C. and Hall Stonebriar Center I Associates, Ltd. (Incorporated by reference to Exhibit 10.18 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.19

Lease Agreement dated September 2004, between Heartland Payment Systems, Inc. and Bank of America, N.A. for 90 Nassau Street, Princeton, New Jersey 08542 (Incorporated by reference to Exhibit 10.19 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.20

First Amendment to Lease Agreement, dated March 17, 2005, between Heartland Payment Systems, Inc. and First State Investors 5200, LLC for 90 Nassau Street, Princeton, New Jersey 08542 (Incorporated by reference to Exhibit 10.20 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.21**

Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.21 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.22**

Form of Employee Incentive Stock Option Agreement Under 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.22 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.23**	Heartland Payment Systems, Inc. 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.23 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.24**	Amendment to Heartland Payment Systems, Inc. 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.24 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).
10.25**	Form of Stock Option Agreement Under 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.25 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).
10.26	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.26 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).
10.27

Third Amendment to the Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated May 26, 2005 between Heartland Payment Systems, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.28 of the Registrant’s Amendment No. 1 to Form 10-12G/A, File No. 000-51265, filed on June 22, 2005) (Incorporated by reference to Exhibit 10.27 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.28**

Heartland Payment Systems, Inc. Second Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.29

Merchant Portfolio Purchase Agreement dated September 22, 2005 between Heartland Payment Systems, Inc. and Certegy Payment Systems, Inc. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 (File No. 001-32594)).

10.30**

Letter Agreement dated February 22, 2006 between Robert O. Carr and Thomas Sheridan. (Incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).

*10.31**	Option Agreement dated July 31, 2003 between Robert O. Carr and Greenhill Capital Partners, L.P. and its affiliated investment funds, and LLR Equity Partners, L.P. and its affiliated investment fund.
23.1	Consent of Deloitte & Touche LLP
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.
** Management contract or compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 7, 2006

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

By:	/s/ Robert O. Carr

Robert O. Carr
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert H.B. Baldwin, Jr.

Robert H.B. Baldwin, Jr.
Chief Financial Officer
(Principal Financial Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2006.

SIGNATURE	TITLE

/s/ ROBERT O. CARR	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
Robert O. Carr

/s/ ROBERT H.B. BALDWIN, JR.	Chief Financial Officer
(Principal Accounting and Financial Officer)
Robert H.B. Baldwin, Jr.

/s/ SCOTT L. BOK	Director

Scott L. Bok

/s/ MITCHELL L. HOLLIN	Director

Mitchell L. Hollin

/s/ ROBERT H. NIEHAUS	Director

Robert H. Niehaus

/s/ MARC J. OSTRO	Director

Marc J. Ostro

/s/ JONATHAN PALMER	Director

Jonathan Palmer

/s/GEORGE F. RAYMOND	Director

George F. Raymond

EXHIBIT INDEX

Exhibit Number	Description

2.2

Agreement and Plan of Merger dated September 29, 2000 by and among Heartland Payment Systems, Inc., Uhle and Associates, LLC, Martin J. Uhle, Mark K. Strippy and Steven B. Gamary. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.3

Agreement and Plan of Merger dated September 29, 2000 by and between Heartland Payment Systems, Inc. and Triad LLC. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.4

Agreement and Plan of Merger dated as of December 28, 2000 by and between Heartland Payment Systems, Inc. and Heartland Payment Systems L.L.C. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.5

Agreement of Merger dated as of June 14, 2004 by and between Heartland Payment Systems, Inc. and Credit Card Software Systems, Inc. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

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
10.1

Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated August 28, 2002 between Heartland Payment Systems, Inc. and KeyBank National Association (Incorporated by reference to Exhibit 10.1 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.2

First Amendment to the Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated November 6, 2003 between Heartland Payment Systems, Inc. and KeyBank National Association (Incorporated by reference to Exhibit 10.2 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.3

Second Amendment to the Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated June 23, 2004 between Heartland Payment Systems, Inc. and KeyBank National Association (Incorporated by reference to Exhibit 10.3 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.4

Revolver Advance Note dated August 28, 2002 payable by Heartland Payment Systems, Inc. to KeyBank National Association in a principal amount of $3,500,000.00 (Incorporated by reference to Exhibit 10.4 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.5

Purpose and Ability Line of Credit Note dated August 28, 2002 payable by Heartland Payment Systems, Inc. to KeyBank National Association in a principal amount of $3,000,000 (Incorporated by reference to Exhibit 10.5 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.6

Processing Services Agreement dated April 1, 2002 between Vital Processing Services L.L.C. and Heartland Payment Systems, Inc., as amended (Incorporated by reference to Exhibit 10.6 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.7

Merchant Processing Agreement dated April 1, 2002 between KeyBank National Association and Heartland Payment Systems, Inc., as amended (Incorporated by reference to Exhibit 10.7 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.8

Withdrawal and Redemption Agreement dated May 8, 2000, among Heartland Payment Systems, LLC, Triad LLC, Heartland Bank and Heartland Card Company (Incorporated by reference to Exhibit 10.8 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.9

Office Lease Agreement, dated September 6, 2002, between Heartland Payment Systems, Inc. and PSN Partners, L.P. for 47 Hulfish Street, Suite 400, Princeton, New Jersey 08540 (Incorporated by reference to Exhibit 10.9 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.10

Lease Agreement, dated August 16, 2003 between Heartland Payment Systems, Inc. and Youngstown Partners, LLC for 1431 Youngstown Shopping Center, Jeffersonville, Indiana 47130 (Incorporated by reference to Exhibit 10.10 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.11

Lease Agreement, dated April 30, 2002 between Heartland Payment Systems, Inc. and Youngstown Partners, L.P. for 1431 1/2 and 1433 Youngstown Shopping Center, Jeffersonville, Indiana 47130 (Incorporated by reference to Exhibit 10.11 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.12

Lease Agreement, dated April 30, 2002 between Heartland Payment Systems, Inc. and Youngstown Partners L.P. for 1437 and 1443 Youngstown Shopping Center, Jeffersonville, Indiana 47130 (Incorporated by reference to Exhibit 10.12 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.13

Lease Agreement, dated March 6, 2003, between Heartland Payment Systems, Inc. and Youngstown Partners, L.P. for 1441 Youngstown Shopping Center, Jeffersonville, Indiana 47130 (Incorporated by reference to Exhibit 10.13 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.14

Lease Agreement, dated February 14, 2002 between Heartland Payment Systems, Inc. and Youngstown Partners, L.P. for 1443 Youngstown Shopping Center, Jeffersonville, Indiana 47130 (Incorporated by reference to Exhibit 10.14 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.15

Office Building Lease, dated May 1998, between Heartland Card Services, L.L.C. and Hall Stonebriar Center I Associates, Ltd. for 2595 Dallas Parkway, Frisco, Texas 75034 (Incorporated by reference to Exhibit 10.15 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.16

First Amendment to Office Building Lease, dated September 30, 1998, between Heartland Card Services, L.L.C. and Hall Stonebriar Center I Associates, Ltd. (Incorporated by reference to Exhibit 10.16 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.17

Second Amendment to Office Lease Agreement, dated July 25, 2000, between Heartland Card Services, L.L.C. and Hall Stonebriar Center I Associates, Ltd. (Incorporated by reference to Exhibit 10.17 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.18

Third Amendment to Office Building Lease, dated October 4, 2002, between Heartland Card Services, L.L.C. and Hall Stonebriar Center I Associates, Ltd. (Incorporated by reference to Exhibit 10.18 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.19

Lease Agreement dated September 2004, between Heartland Payment Systems, Inc. and Bank of America, N.A. for 90 Nassau Street, Princeton, New Jersey 08542 (Incorporated by reference to Exhibit 10.19 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.20

First Amendment to Lease Agreement, dated March 17, 2005, between Heartland Payment Systems, Inc. and First State Investors 5200, LLC for 90 Nassau Street, Princeton, New Jersey 08542 (Incorporated by reference to Exhibit 10.20 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.21**

Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.21 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.22**

Form of Employee Incentive Stock Option Agreement Under 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.22 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.23**	Heartland Payment Systems, Inc. 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.23 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).
10.24**	Amendment to Heartland Payment Systems, Inc. 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.24 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).
10.25**	Form of Stock Option Agreement Under 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.25 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).
10.26	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.26 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.27

Third Amendment to the Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated May 26, 2005 between Heartland Payment Systems, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.28 of the Registrant’s Amendment No. 1 to Form 10-12G/A, File No. 000-51265, filed on June 22, 2005) (Incorporated by reference to Exhibit 10.27 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.28**

Heartland Payment Systems, Inc. Second Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.29

Merchant Portfolio Purchase Agreement dated September 22, 2005 between Heartland Payment Systems, Inc. and Certegy Payment Systems, Inc. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 (File No. 001-32594)).

10.30**

Letter Agreement dated February 22, 2006 between Robert O. Carr and Thomas Sheridan. (Incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).

*10.31**	Option Agreement dated July 31, 2003 between Robert O. Carr and Greenhill Capital Partners, L.P. and its affiliated investment funds, and LLR Equity Partners, L.P. and its affiliated investment fund.
23.1	Consent of Deloitte & Touche LLP
*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.
** Management contract or compensatory plan or arrangement.