Form 10-Q
period 2006-03-31
HEARTLAND PAYMENT SYSTEMS INC
filed 2006-05-15
CIK 1144354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-32594

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO

As of May 8, 2006, there were 35,153,243 shares of the registrant’s Common Stock, $.001 par value, outstanding.

Heartland Payment Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$20,329	$17,747
Receivables, net	89,097	93,756
Investments	2,654	2,141
Inventory	1,567	714
Prepaid expenses	1,740	1,979
Current tax asset	15,510	1,602
Current deferred tax assets, net	811	1,492

Total current assets	131,708	119,431
Capitalized customer acquisition costs, net	46,549	42,930
Deferred tax assets, net	2,900	3,477
Property and equipment, net	20,151	17,661
Goodwill and intangible assets	1,787	—
Deposits and other assets	162	186

Total assets	$203,257	$183,685

Liabilities and stockholders’ equity
Current liabilities:
Due to sponsor bank	$24,309	$34,530
Accounts payable	31,951	25,339
Current portion of accrued buyout liability	11,008	10,478
Merchant deposits and loss reserves	9,090	7,450
Accrued expenses and other liabilities	9,763	7,407
Current portion of borrowings and financing arrangements	253	261

Total current liabilities	86,374	85,465
Long-term portion of borrowings and financing arrangements	125	173
Long-term portion of accrued buyout liability	18,346	17,996

Total liabilities	104,845	103,634

Commitments and contingencies (Note 11)	—	—

Stockholders’ equity
Common Stock, $.001 par value, 100,000,000 shares authorized; 36,623,258 and 34,222,114 shares issued at March 31, 2006 and December 31, 2005; 35,884,658 and 34,200,114 shares outstanding at March 31, 2006 and December 31, 2005	36	34
Additional paid-in capital	126,281	96,417
Accumulated other comprehensive loss	(29)	(26)
Accumulated deficit	(11,491)	(15,879)
Treasury stock, at cost (738,600 and 22,000 shares at March 31, 2006 and December 31, 2005)	(16,385)	(495)

Total stockholders’ equity	98,412	80,051

Total liabilities and stockholders’ equity	$203,257	$183,685

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Total Revenues	$236,796	$169,865

Costs of Services:
Interchange	172,229	122,416
Dues and assessments	8,586	6,415
Processing and servicing	28,151	19,820
Customer acquisition costs	8,172	5,841
Depreciation and amortization	1,363	1,283

Total costs of services	218,501	155,775
General and administrative	12,009	8,989

Total expenses	230,510	164,764

Income from operations	6,286	5,101

Other income (expense):
Interest income	377	110
Interest expense	(120)	(435)
Fair value adjustment for warrants with mandatory redemption provisions	—	(90)
Other, net	814	(3)

Total other income (expense)	1,071	(418)

Income before income taxes	7,357	4,683
Provision for income taxes	2,969	1,989

Net income	4,388	2,694

Income allocated to Series A Senior Convertible Preferred Stock	—	(1,295)

Net income attributable to Common Stock	$4,388	$1,399

Net income	$4,388	$2,694
Other comprehensive income, net of tax: Unrealized losses on investments	(3)	(8)

Comprehensive income	$4,385	$2,686

Earnings per common share:
Basic	$0.12	$0.09
Diluted	$0.11	$0.08

Weighted average number of common shares outstanding:
Basic	35,128	16,449
Diluted	39,817	34,672

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(In thousands)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss			Total Stockholders’ Equity
	Shares	Amount	Shares	Amount			Accumulated Deficit	Treasury Stock
Three Months Ended March 31, 2005:
Balance, January 1, 2005	7,619	$8	16,438	$8	$41,065	$(10)	$(34,972)	—	$6,099
Issuance of Common Stock— options exercised	—	—	13	—	45	—	—	—	45
Accumulated other comprehensive loss	—	—	—	—	—	(8)	—	—	(8)
Net income for the period	—	—	—	—	—		2,694	—	2,694

Balance March 31, 2005	7,619	$8	16,451	$8	$41,110	$(18)	$(32,278)	—	$8,830

Three Months Ended March 31, 2006:
Balance, January 1, 2006	—	—	34,200	$34	$96,417	$(26)	$(15,879)	$(495)	$80,051
	—	—
Issuance of Common Stock— options exercised	—	—	2,402	2	15,150	—	—	—	15,152
Excess tax benefit on stock options exercised under SFAS No. 123R	—	—	—	—	14,517	—	—	—	14,517
Repurchase of Common Stock	—	—	(717)	—	—	—	—	(15,890)	(15,890)
Stock-based compensation under SFAS No. 123R	—	—	—	—	197	—	—	—	197
Accumulated other comprehensive loss	—	—	—	—	—	(3)	—	—	(3)
Net income for the period	—	—	—	—	—	—	4,388	—	4,388

Balance March 31, 2006	—	—	35,885	$36	$126,281	$(29)	$(11,491)	$(16,385)	$98,412

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$4,388	$2,694
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	8,013	5,588
Other depreciation and amortization	1,768	1,259
Stock-based compensation	232	—
Deferred taxes	1,223	113
Fair value adjustment for warrants with mandatory redemption provisions	—	90
Changes in operating assets and liabilities:
Decrease (increase) in receivables	5,667	(338)
Decrease in inventory	247	456
Payment of signing bonuses, net	(7,091)	(4,003)
Increase in capitalized customer acquisition costs	(4,541)	(2,924)
Decrease (increase) in prepaid expenses	230	(830)
Decrease in deposits and other assets	609	24
Excess tax benefits on options exercised under SFAS No. 123R	(14,517)	—
(Decrease) increase in due to sponsor bank	(10,221)	312
Increase (decrease) in accounts payable	5,738	(212)
Increase (decrease) in accrued expenses and other liabilities	2,099	(768)
Increase in merchant deposits and loss reserves	1,640	970
Payouts of accrued buyout liability	(3,819)	(3,287)
Increase in accrued buyout liability	4,699	3,175

Net cash (used in) provided by operating activities	(3,636)	2,319

Cash flows from investing activities
Purchase of investments	(838)	(250)
Maturities of investments	322	1
Acquisition of business, net of cash acquired	(3,452)	—
Purchases of property and equipment	(3,536)	(2,102)

Net cash used in investing activities	(7,504)	(2,351)

Cash flows from financing activities
Principal payments on borrowings and financing arrangements	(57)	(544)
Proceeds from exercise of stock options	15,152	45
Excess tax benefits on options exercised under SFAS No. 123R	14,517	—
Repurchase of common stock	(15,890)	—

Net cash provided by (used in) financing activities	13,722	(499)

Net increase (decrease) in cash and cash equivalents	2,582	(531)
Cash and cash equivalents at beginning of year	17,747	13,237

Cash and cash equivalents at end of period	$20,329	$12,706

Supplemental cash flow information:
Cash paid during the period for:
Interest	$143	$409
Income taxes	1,099	801
Supplemental schedule of non-cash activities:
Amortization of other assets	$24	$64

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(unaudited)

1. Organization and Operations

Basis of Financial Statement Presentation— The accompanying consolidated financial statements include those of Heartland Payment Systems, Inc. (the “Company”) and its subsidiaries, Heartland Payroll Company (“HPC”) and Debitek, Inc. (“Debitek”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation. The accompanying consolidated financial statements are unaudited. In the opinion of the Company’s management, the unaudited interim financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2006, its results of operations for the three months ended March 31, 2006 and 2005 and its cash flows for the three months ended March 31, 2006 and 2005. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2006. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the December 31, 2005 Annual Report on Form 10-K. The December 31, 2005 unaudited Condensed Consolidated Balance Sheet was derived from the audited 2005 Consolidated Financial Statements.

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

Certain amounts for prior periods have been reclassified to conform with current presentation.

Business— The Company provides payment-processing services related to bank card transactions for merchants throughout the United States. In addition, the Company provides certain other merchant services, including the sale and rental of terminal equipment and supplies. HPC provides payroll and related tax filing services throughout the United States. Debitek provides prepaid card and stored-value card solutions.

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include, among other things, the accrued buyout liability, capitalized customer acquisition costs, loss reserves, certain accounts payable and accrued expenses and certain tax assets and liabilities as well as the related valuation allowances. Actual results could differ from those estimates. Interchange expense for the three months ended March 31, 2006 included $2.0 million for a change in estimate of the amount of on-line debit interchange expense the Company accrues. The change in estimate was based on new information which became available to the Company.

2. Summary of Significant Accounting Policies

Receivables—The Company carries receivables from its merchants resulting from the practice of advancing interchange fees to most of its merchants during the month and collecting those fees from merchants at the beginning of the following month. During each month, the Company’s sponsor bank advances interchange fees to most of the Company’s merchants. These advances to merchants are funded first with the Company’s cash available for investment, then by incurring a payable to the Company’s sponsor bank when that cash has been expended. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees the Company collects from its merchants.

Capitalized Customer Acquisition Costs, net— Capitalized customer acquisition costs consist of (1) up-front signing bonus payments made to Relationship Managers and sales managers (the Company’s sales force) for the establishment of new merchant relationships, and (2) a deferred acquisition cost

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(unaudited)

representing the estimated cost of buying out the commissions of vested sales employees. Pursuant to Staff Accounting Bulletin Topic 13, Revenue Recognition, and FASB Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins associated with merchant contracts. The capitalized customer acquisition costs are amortized using a method which approximates a proportional revenue approach over the initial three-year term of the merchant contract.

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

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of March 31, 2006 and December 31, 2005.

Merchant Deposits and Loss Reserves— Disputes between a cardholder and a merchant periodically arise due to the cardholder’s dissatisfaction with merchandise quality or the merchant’s service, and the disputes may not always be resolved in the merchant’s favor. In some of these cases, the transaction is “charged back” to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, the Company is liable for the full amount of the transaction. The Company may have partial recourse to the Relationship Manager originally soliciting the merchant contract, if the Relationship Manager is still receiving income from the merchant’s processing activities. During 2003, the Company adopted FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”). Under FIN 45, the Company’s obligation to stand ready to perform is minimal. The Company maintains deposits or the pledge of a letter of credit from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. The Company evaluates its ultimate risk and records an estimate of potential loss for chargebacks related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to recent processing volume levels. The Company believes that the liability recorded as loss reserves approximates fair value.

Accrued Buyout Liability— Relationship Managers and sales managers are paid residual commissions based on the gross margin generated by monthly merchant processing activity. Until May 2004, Relationship Managers and sales managers had the contractual right to sell their portfolio equity. From May 2004 on, the Company has the right, but is not obligated, to buy out some or all of these commissions, and intends to do so periodically. Such purchases of the commissions are at a fixed multiple of the last twelve month’s commissions. Because of the Company’s intent and ability to execute purchases of the residual commissions, and the mutual understanding between the Company and the Relationship Managers and sales managers, the Company has accounted for this deferred compensation arrangement pursuant to the substantive nature of the plan. The Company therefore records the amount that it would have to pay (the “settlement cost”) to buy out non-servicing related commissions (“owned commissions”) in their entirety from vested Relationship Managers and sales managers, and an accrual, based on their progress towards vesting, for those unvested Relationship Managers and sales managers who are expected to vest in the future. As noted above, as the liability increases over the first year of a merchant contract, the Company also records for currently vested Relationship Managers and sales managers a related deferred acquisition cost asset. The accrued buyout liability associated with unvested Relationship Managers and sales managers is not included in the deferred acquisition cost asset since future services are required in order to vest. Subsequent changes in the settlement cost, due to account attrition, same-store sales growth and changes in gross margin, are included in the same income statement caption as customer acquisition cost amortization expense.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(unaudited)

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

Revenue— Revenues are mainly comprised of gross processing revenue, payroll processing revenue and equipment-related income. Gross processing revenue primarily consists of discount fees and per-transaction and periodic (primarily monthly) fees from the processing of bank card transactions for merchants. Bank card transactions processed are primarily through Visa and MasterCard. The Company passes through to its customers any changes in interchange or association fees. Gross processing revenue also includes American Express and Discover fees, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, and other miscellaneous revenue. Payroll processing revenue includes periodic and annual fees charged by HPC for payroll processing services. Revenue is recorded as bank card transactions are processed or payroll services are performed. Equipment-related income includes revenues from the sale, rental, leasing and deployment of bank card terminals, and from the sale of hardware, software and associated services for prepaid card and stored-value card payment systems. Revenues are recorded at the time of shipment, or the provision of service.

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

Stock Options—The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) on January 1, 2006. This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under the fair value method. Pursuant to SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The Company elected to adopt the modified-prospective-transition method, as provided by SFAS 123R. Accordingly, prior period amounts have not been restated. Under this transitional method, the Company is required to record compensation expense for all awards granted after the date of adoption using grant-date fair value estimated in accordance with the provisions of SFAS 123R and for the unvested portion of previously granted awards using the grant-date fair value estimated in accordance with the provisions of SFAS 123. The application of SFAS No. 123R had the following effects on reported amounts relative to amounts that the Company would have reported using the intrinsic value method under APB No. 25 for the three months ended March 31, 2006 (in thousands, except per share data):

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(unaudited)

	Following APB No. 25	After Effect of Adopting SFAS No. 123R
Income from operations	$6,518	$6,286
Income before income taxes	7,589	7,357
Net income	4,585	4,388
Earnings per common share:
Basic	$0.13	$0.12
Diluted	$0.12	$0.11
Net cash provided by (used in) operating activities	$10,881	$(3,636)
Net cash (used in) provided by financing activities	(795)	13,722

Prior to the adoption of SFAS No. 123R, the Company accounted for its stock options using the intrinsic value method in which no compensation expense has been recognized for its share-based compensation plans because the options were granted at an exercise price greater than or equal to the estimated fair value at the grant date. The following table presents the effects on net income and basic and diluted net income per common share had the Company adopted the fair value method of accounting for share-based compensation under SFAS No. 123 for the three months ended March 31, 2005 (in thousands, except per share data):

Three Months Ended March 31, 2005
Net income	$2,694
Deduct: Total stock-based employee compensation expense determined under fair-value-based method, net of related tax expense	1,444

Pro forma net income	1,250
Less: Income allocated to Series A Senior Convertible Participating Preferred Stock	635

Pro forma net income attributable to common stock	$615

Earnings per share:
As reported:
Basic	$0.09
Diluted	$0.08
Pro forma:
Basic	$0.04
Diluted	$0.04

Basic earnings per share for the three months ended March 31, 2005 was computed and presented under the two-class method and was based on the weighted average number of common shares outstanding and assumes an allocation of net income to the Series A Senior Convertible Participating Preferred Stock (the “Convertible Preferred”) for the period or portion of the period that the Convertible Preferred was outstanding. The Convertible Preferred automatically converted into 13,333,334 shares of the Company’s common stock upon the August 16, 2005 closing of the Company’s initial public offering.

Diluted earnings per share for the three months ended March 31, 2005 was computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options, warrants and conversion of Series A Senior Convertible Participating Preferred Stock, where dilutive. Weighted average shares outstanding and dilutive securities for the three months ended March 31, 2005 have been adjusted to reflect a two-for-one stock split on July 26, 2005.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(unaudited)

3. Acquisition

Effective January 1, 2006, the Company acquired the stock of Debitek, Inc. (“Debitek”) from Ingenico Inc. for a gross cash payment of approximately $5.2 million. The Company acquired Debitek, Inc. to obtain a proven platform and solutions provider in the prepaid and stored-value cards market, particularly with respect to small-dollar payment applications. This acquisition is not expected to have a material impact on earnings in the near term. Pro forma results of operations have not been presented because the effect of the acquisition was not material. The transaction was accounted for under the purchase method of accounting.

The total purchase price was allocated as follows: $3.4 million to net tangible assets including cash of $1.7 million, $1.7 million to goodwill, and $121,000 to intangible assets.

4. Receivables

A summary of receivables by major class is as follows at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	(In thousands)
Accounts receivable from merchants	$85,942	$91,288
Accounts receivable from others	3,344	2,536

	89,286	93,824
Less allowance for doubtful accounts	(189)	(68)

Total receivables, net	$89,097	$93,756

Included in accounts receivable from others are $1,300,000 and $1,519,000 which are due from employees at March 31, 2006 and December 31, 2005, respectively.

5. Capitalized Customer Acquisition Costs, Net

A summary of the capitalized customer acquisition costs, net is as follows as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	(In thousands)
Capitalized signing bonuses	$59,186	$54,388
Less accumulated amortization	(25,302)	(22,727)

	33,884	31,661

Capitalized customer deferred acquisition costs	30,713	26,172
Less accumulated amortization	(18,048)	(14,903)

	12,665	11,269

Capitalized Customer Acquisition Costs, Net	$46,549	$42,930

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(unaudited)

A summary of the activity in capitalized customer acquisition costs, net for the three month periods ended March 31, 2006 and 2005 was as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Balance at beginning of period	$42,930	$34,247
Plus additions to:
Capitalized signing bonuses, net	7,091	4,003
Capitalized customer deferred acquisition costs	4,541	2,924

	11,632	6,927

Less amortization expense on:
Capitalized signing bonuses, net	(4,867)	(3,251)
Capitalized customer deferred acquisition costs	(3,146)	(2,337)

	(8,013)	(5,588)

Balance at end of period	$46,549	$35,586

Net signing bonus adjustments from estimated amounts to actual were $0.2 million and $(0.5) million, respectively, for the three months ended March 31, 2006 and 2005. Net signing bonus adjustments are netted against additions in the table above.

Fully amortized signing bonuses of $2.6 million and $1.9 million respectively, were written off during the three month periods ended March 31, 2006 and 2005.

The Company believes that no impairment has occurred as of March 31, 2006 and December 31, 2005.

6. Merchant Deposits and Loss Reserves

The Company’s merchants have the liability for any charges properly reversed by the cardholder through a mechanism known as a chargeback. If the merchant is unable to pay this amount, the Company will be liable to the Visa and MasterCard associations for the reversed charges. Under FIN 45, the Company determined that the fair value of its obligation to stand ready to perform is minimal. The Company requires personal guarantees, merchant deposits and letters of credit from certain merchants to minimize its obligation. As of March 31, 2006 and December 31, 2005, the Company held merchant deposits totaling $8.6 million and $7.0 million, and letters of credit totaling $399,000 and $519,000, respectively.

The Visa and MasterCard associations generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company’s transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company’s exposure to chargebacks is the last four months’ processing volume on its portfolio, which was $12.4 billion and $12.0 billion for the four months ended March 31, 2006 and December 31, 2005, respectively. However, for the four months ended March 31, 2006 and December 31, 2005, the Company was presented with $7.3 million and $6.6 million, respectively, in chargebacks by issuing banks. In the three months ended March 31, 2006 and the year ended December 31, 2005, the Company incurred merchant credit losses of $0.5 million and $1.2 million, respectively, on total dollar volume processed of $9.2 billion and $33.7 billion, respectively. These credit losses are included in processing and servicing costs in the Company’s consolidated statements of operations.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(unaudited)

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company’s clients. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its consolidated balance sheets, amounting to $485,000 on March 31, 2006 and December 31, 2005. This reserve is determined by performing an analysis of the Company’s historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the three month periods ended March 31, 2006 and 2005 was as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Beginning balance	$485	$468
Additions to reserve	468	303
Charges against reserve	(468)	(300)

Ending balance	$485	$471

7. Accrued Buyout Liability

A summary of the accrued buyout liability is as follows as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	(In thousands)
Vested Relationship Managers and sales managers	$28,044	$27,228
Unvested Relationship Managers and sales managers	1,310	1,246

	29,354	28,474
Less current portion	(11,008)	(10,478)

Long-term portion of accrued buyout liability	$18,346	$17,996

A summary of the activity in the accrued buyout liability for the three month periods ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Beginning balance	$28,474	$27,035
Increase in settlement obligation, net	4,699	3,175
Buyouts	(3,819)	(3,287)

Ending balance	$29,354	$26,923

The increase in settlement obligation is due to new merchant account signings, as well as same-store sales growth and changes in gross margin, partially offset by the impact of merchant attrition.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(unaudited)

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.2 million at March 31, 2006 and December 31, 2005.

8. Stockholders’ Equity

Common Stock Repurchases. On January 13, 2006, the Company’s Board of Directors authorized management to repurchase up to the lesser of (a) 1,000,000 shares of the Company’s common stock or (b) $25,000,000 worth of its common stock in the open market. Management intends to use the authorization to repurchase shares opportunistically as a means of offsetting dilution from shares issued upon the exercise of options under the Company’s employee benefit plans. Management has no obligation to repurchase shares under the authorization, and the specific timing and amount of the common stock repurchase will vary based on market conditions, securities law limitations and other factors. The common stock repurchase will be executed utilizing the Company’s cash resources including the proceeds from the exercise of stock options.

During the three months ended March 31, 2006, the Company repurchased 716,600 shares of its common stock under this authorization at a cost of $15.9 million.

Initial Public Offering. On August 10, 2005, the Company’s Registration Statement on Form S-1 (Registration No. 333-118073), which registered shares of the Company’s common stock, $0.001 par value, under the Securities Act of 1933, as amended, was declared effective by the Securities and Exchange Commission. The offering consisted of 7,762,500 shares of the Company’s common stock, 2,758,546 of which were sold by the Company and 5,003,954 of which were sold by certain selling stockholders at a price to the public of $18.00 per share. Upon the closing of the offering on August 16, 2005, all outstanding shares of the Company’s Series A Senior Convertible Participating Preferred Stock were automatically converted into 13,333,334 shares of common stock.

Series A Senior Convertible Participating Preferred Stock. The Company’s previously outstanding Series A Senior Convertible Participating Preferred Stock (the “Convertible Preferred”) automatically converted into 13,333,334 shares of the Company’s Common Stock upon the August 16, 2005 closing of the Company’s initial public offering. Prior to that automatic conversion, the Convertible Preferred was convertible by the holders at any time, participated equally in dividends and distributions with the Common Stock, paid no other dividends and had a liquidation preference of $80 million.

Warrants. In connection with a bridge loan, which was repaid in 2001, the Company issued 337,810 five-year mandatory redeemable warrants to purchase its Common Stock for $0.005, which were initially valued at $605,049. Commencing July 26, 2003, the holder could require the Company to redeem these warrants at their per share fair value. The Company had recorded these warrants as debt at their estimated fair value.

On January 8, 2004, the warrant holder elected to cause the Company to redeem 168,906 shares at the fair value of $6.25 per share. On August 16, 2005, the closing date for the Company’s initial public offering, the Company exercised its right to require the warrant holder to exercise its remaining warrants for 168,904 shares at the exercise price of $0.005 per share.

The Company adjusted the carrying value of the warrants by $0.1 million during the three months ended March 31, 2005 through a charge to the income statement to reflect the estimated fair value of $9.80 per share as of March 31, 2005. Upon the exercise of the remaining warrants on August 16, 2005, their carrying value was adjusted to $26.51 per share and their full carrying value of $4.5 million was transferred to stockholders’ equity.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(unaudited)

9. Income Taxes

The provision for income taxes for the three month periods ended March 31, 2006 and 2005 consists of the following:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Current
Federal	$1,384	$1,531
State	362	345
Deferred
Federal	1,071	92
State	152	21

Total provision for income taxes	$2,969	$1,989

The differences in federal income taxes provided and the amounts determined by applying the federal statutory tax rate of 35% to income before income taxes for the three months ended March 31, 2006 and 2005 were:

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	%	Amount	%	Amount
		(In thousands)		(In thousands)
U.S. federal income tax at statutory rate	35.00%	$2,575	35.00%	$1,639
U.S. state and local income taxes, net	4.51%	332	5.08%	238
Warrants	—	—	1.24%	58
Nondeductible expenses	0.58%	42	0.25%	12
Other, net	0.27%	20	0.91%	42

Provision for income taxes	40.36%	$2,969	42.48%	$1,989

The net deferred tax asset was comprised of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

	(In thousands)
Deferred tax assets:
Merchant contract costs	$22,262	$21,488
Borrowings and financing arrangement	158	185
Loss reserve and accounts receivable allowance	241	235
Other	23	25

Deferred tax asset	22,684	21,933

Deferred tax liabilities:
Capitalized signing bonus	14,171	13,456
Deferred state tax liability	226	327
Software development	1,396	1,749
Property and equipment	3,145	1,432
Other	35	—

Deferred tax liability	18,973	16,964

Net deferred tax asset	3,711	4,969
Less current portion	(811)	(1,492)

Net deferred tax asset – non current portion	$2,900	$3,477

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(unaudited)

At March 31, 2006 and December 31, 2005, the Company has determined that no valuation allowance against the net deferred tax asset was required. The Company has no federal or state net operating loss carryforwards.

During the three months ended March 31, 2006, the Company recorded a current tax asset of $14.5 million primarily reflecting tax benefits it will realize through reduced estimated current income tax payments it will make over the remainder of 2006. These tax benefits reflect tax deductions which accrued to the Company as employees exercised non-qualified stock options and made disqualifying dispositions of shares acquired through the exercise of incentive stock options during the three months ended March 31, 2006.

10. Stock Incentive Plans

At March 31, 2006, the Company had two share-based plans for employees, which are described below. The Company adopted SFAS No. 123R on January 1, 2006 and began recognizing compensation expense in its income statement for its share-based plans. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock options using the intrinsic value method under APB No. 25 in which no compensation expense has been recognized for its share-based compensation plans. Amounts the Company recognized in its financial statements for the three months ended March 31, 2006 and 2005 with respect to these share-based plans were as follows:

	Three Months Ended March 31,
	2006	2005
Compensation expense recognized on share-based plans before income tax benefit	$232	$—
Related income tax benefit recognized in the income statement	35	—
Cash received from stock option exercises	15,152	45
Tax benefit realized for tax deductions resulting from the exercise of stock options	14,517	—

At March 31, 2006, there was a total of $702,000 of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted average period of 1.4 years.

Amended and Restated 2000 Equity Incentive Plan. The maximum number of share awards which may be granted during the term of the Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan (the “2000 Equity Incentive Plan”) is 11,000,000, of which 1,324,437, 3,167,594 and 2,583,458 stock options were granted during 2005, 2004 and 2003, respectively. No stock options were granted during the three months ended March 31, 2006. The majority of the options granted vested immediately; however, 604,394 options as of March 31, 2006 are unvested and will vest over a period of one to four years. At March 31, 2006, there were 5,740,214 options outstanding under the 2000 Equity Incentive Plan, and 1,718,761 shares of the 11,000,000 authorized shares of common stock reserved for issuance under the 2000 Equity Incentive Plan remain available for grant. The options were granted with terms of 5 to 10 years and an exercise price equal to or in excess of the estimated fair value at the date of the grant.

2002 PEPShares Plan. The Company also has 136,127 options outstanding under its 2002 PEPShares Plan, as amended (the “PEPShares Plan”). The options were granted with an exercise price equal to or in excess of the estimated fair value at the date of the grant. The Administrator of the PEPShares Plan determined that no further grants would be made under the PEPShares Plan after December 31, 2004.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(unaudited)

Share-Based Plan Activity. During the three months ended March 31, 2006, employees exercised 2,401,144 options to acquire the Company’s common stock, generating $15.2 million of stockholders’ equity from the exercise and $3.8 million of stockholders’ equity related to tax deductions which accrued to the Company as employees exercised non-qualified stock options and made disqualifying dispositions of shares acquired through the exercise of incentive stock options during the first three months of 2006. Equity Incentive Plan and PEPShares Plan activity during 2005 and the three months ended March 31, 2006 was as follows:

	2000 Equity Incentive Plan		2002 PEPShares Plan
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2005	7,132,094	$6.23	1,538,130	$5.89
Issued	1,324,437	$14.61	—	$—
Exercised	(199,771)	$5.54	(1,308,832)	$5.87
Forfeited/cancelled	(137,831)	$6.75	(65,402)	$9.52

Outstanding at December 31, 2005	8,118,929	$7.60	163,896	$5.59

Options exercisable at December 31, 2005	7,346,704	$7.40	163,896	$5.59

Issued	—	$—	—	$—
Exercised	(2,373,375)	$6.32	(24,769)	$5.74
Forfeited/cancelled	(5,340)	$11.76	(3,000)	$5.00

Outstanding at March 31, 2006	5,740,214	$8.11	136,127	$5.58

Options exercisable at March 31, 2006	5,135,820	$7.93	136,127	$5.58

Outstanding options and exercisable options at March 31, 2006 are summarized by exercise price below:

	Outstanding Options			Exercisable Options
Exercise price per share	2000 Equity Incentive Plan	2002 PEPShares Plan	Total	2000 Equity Incentive Plan	2002 PEPShares Plan	Total
$3.00	371,912	—	371,912	371,912	—	371,912
$5.00	1,562,951	73,229	1,636,180	1,562,951	73,229	1,636,180
$6.25 to $7.50	1,574,030	62,898	1,636,928	1,373,811	62,898	1,436,709
$9.28	1,100,101	—	1,100,101	920,101	—	920,101
$9.80 to $11.00	702,803	—	702,803	528,803	—	528,803
$21.55 to $21.60	158,756	—	158,756	146,381	—	146,381
$24.22 to $26.66	269,661	—	269,661	231,861	—	231,861

	5,740,214	136,127	5,876,341	5,135,820	136,127	5,271,947

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(unaudited)

11. Commitments and Contingencies

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

Future minimum lease commitments under noncancelable leases as of March 31, 2006 are as follows:

Twelve Months Ended March 31,	(In thousands)
2006	$1,860
2007	1,472
2008	1,079
2009	630
2010	634
Thereafter	1,123

$6,798

Rent expense for leased property was $456,000 and $288,000, respectively, for the three months ended March 31, 2006 and 2005.

Contingencies— The Company collects and stores sensitive data about its merchant customers and bank cardholders. If the Company’s network security is breached or sensitive merchant or cardholder data is misappropriated, the Company could be exposed to assessments, fines or litigation costs.

12. Related Party Transactions

In July 2003, Greenhill Capital Partners, L.P. and its affiliated investment funds and LLR Equity Partners, L.P. and its affiliated investment fund granted the Company’s Chief Executive Officer an irrevocable option to purchase up to an aggregate of 1,750,000 shares of the Company’s Common Stock at any time on or before July 31, 2006 at a purchase price of $7.14 per share. Various officers, directors, partners and members of Greenhill Capital Partners, L.P. and its affiliated investment funds and LLR Equity Partners, L.P. and its affiliated investment fund are members of the Company’s board of directors. On February 22, 2006, Mr. Carr exercised options to purchase 1,750,000 shares of our common stock from Greenhill Capital Partners and LLR Equity Partners. As a result of this transaction, a tax deduction of $26.4 million accrued to the Company and generated a current tax asset of $10.7 million and a credit to Additional Paid In Capital of $10.7 million during the three months ended March 31, 2006.

On March 28, 2005, Carr Holdings, L.L.C., an entity controlled and managed by Robert O. Carr, the Company’s Chief Executive Officer and Chairman, and his wife, sold 40,000 shares of our common stock to Thomas M. Sheridan, the Company’s Chief Portfolio Officer, at a price of $9.28 per share. In addition, Carr Holdings, L.L.C. granted Mr. Sheridan an option to purchase an additional 40,000 shares of common stock at any time prior to the earlier of (i) March 31, 2006, if the Company had not consummated its initial public offering or (ii) six months and 15 days after the consummation of the Company’s initial public offering. On August 8, 2005, Mr. Sheridan exercised options to purchase 12,000 shares of the

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(unaudited)

Company’s common stock from Carr Holdings, L.L.C. On February 22, 2006, the remaining options to purchase 28,000 shares of the Company’s common stock from Carr Holdings, L.L.C. were cancelled by mutual agreement between Mr. Sheridan and Carr Holdings, L.L.C. As consideration for the cancellation, Mr. Sheridan received a payment of $361,900 from Carr Holdings L.L.C. The amount of the consideration was determined by subtracting the $9.28 exercise price of the options from the closing price of the Company’s common stock on the New York Stock Exchange on the day before the date of this cancellation agreement, or $22.20, and multiplying the difference by 28,000 shares.

13. Segments

The determination of the Company’s business segments is based on how the Company monitors and manages the performance of its operations. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

The Company has two reportable segments, as follows: (1) Card, which provides payment processing and related services related to bank card transactions; and (2) Other. The Other segment includes Payroll, which provides payroll and related tax filing services, and PrepaidCard, which provides prepaid card and stored-value card solutions. Neither the Payroll operating segment nor the PrepaidCard operating segment meets the SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” defined thresholds for determining individually reportable segments. The PrepaidCard operating segment was acquired in the 2006 acquisition of Debitek, Inc.

The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources and corporate services. Reconciling items represent elimination of inter-segment income and expense items, and are included to reconcile segment data to the consolidated financial statements. At March 31, 2006 and 2005, 66% and 88% respectively, of the Other segment’s total assets were funds that the Company holds as a fiduciary in its Payroll services activities for payment to taxing authorities. The Company only operates in the United States and does not have any major individual customers.

A summary of the Company’s segments for the three month periods ended March 31, 2006 and 2005 are as follows:

	The Card Segment	Other Segments	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Three Months Ended March 31, 2006
Total revenues	$233,423	$3,414	$—	$(41)	$236,796
Depreciation and amortization	1,155	85	123	—	1,363
Interest income	254	123	—	—	377
Interest expense	94	26	—	—	120
Net income (loss)	7,538	399	(3,549)	—	4,388
Total assets	186,388	24,686	—	(7,817)	203,257

Three Months Ended March 31, 2005
Total revenues	168,649	1,242	—	(26)	169,865
Depreciation and amortization	1,198	28	57	—	1,283
Interest income	58	52	—	—	110
Interest expense	435	—	—	—	435
Net income (loss)	4,107	423	(1,836)	—	2,694
Total assets	128,059	10,695	—	(2,362)	136,392

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(unaudited)

14. Earnings Per Share

The Company presents earnings per share data in accordance with SFAS No. 128, “Earnings Per Share”, as amended, (“SFAS 128”), which establishes the standards for the computation and presentation of basic and diluted earnings per share data. Under SFAS 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share but included in diluted earnings per share.

Weighted average shares outstanding and dilutive securities for the three months ended March 31, 2005 have been adjusted to reflect a two-for-one stock split on July 26, 2005. The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Basic:
Weighted average common stock outstanding	35,128	16,449

Earnings per share	$0.12	$0.09

Diluted:
Net income attributable to common shares	$4,388	$1,399
Plus: income allocated to Series A Senior Convertible Participating Preferred Stock	—	1,295

Net income	$4,388	$2,694

Basic weighted average common stock outstanding	35,128	16,449
Effect of dilutive instruments:
Stock options	4,689	2,816
Warrants	—	169
Series A Senior Convertible Participating Preferred Stock	—	15,238

Diluted weighted average shares outstanding	39,817	34,672

Earnings per share	$0.11	$0.08

PART I FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included elsewhere in this report, and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the risk factors contained in our annual report on Form 10-K, as amended, for the year ended December 31, 2005.

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

Overview

General

We provide bank card-based payment processing services to merchants in the United States. As of March 31, 2006, we provided our bank card processing services to approximately 116,400 active card merchants located across the United States. This represents a 24.1% increase over the 93,800 active merchants at March 31, 2005. Our processing volume for the three months ended March 31, 2006 was $9.2 billion, a 34.1% increase from the $6.9 billion processed during the same period in 2005.

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

During the three months ended March 31, 2006 and 2005, approximately 59%, and 41%, respectively, of our transactions were processed through HPS Exchange, which has decreased our operating costs per transaction. At March 31, 2006, approximately 60,000, or over 50% of our merchants, were processing on Passport, compared to 22,000 at December 31, 2005. We continued converting our merchants to Passport during the second quarter of 2006, and as of May 1, 2005, approximately 97% of our merchants were converted to Passport. With the conversion to Passport in 2006, our internally developed systems will be providing substantially all aspects of most of our merchants’ processing needs. Previously, we relied on third party vendors for some of these services including bank card authorization and data capture services, settlement and merchant accounting services. We will continue to process a minority of our transactions through third party front-end systems.

Our revenue is recurring in nature, as we typically enter into three-year service contracts that, in order to qualify for the agreed-upon pricing, require the merchant to achieve processing volume minimums. Most of our revenue is payment processing fees, which are a combination of a fee equal to a percentage of the dollar amount of each Visa or MasterCard transaction we process plus a flat fee per transaction. We make mandatory payments of interchange fees to card-issuing banks through Visa and MasterCard and dues and assessment fees to Visa and MasterCard. Our business volume, and consequently gross processing revenue, is largely driven by the cumulative growth in the number of card processing merchants with whom we have processing contracts. This in turn is the result of the number of merchants that we install during a period, offset by the number of merchants who cease processing with us during that period. We also generally benefit from consumers’ increasing use of bank cards in place of cash and checks.

Significant increases in our sales force have led to significant growth in the number of merchants with whom we have processing contracts. Our sales force grew from 865 at March 31, 2005, to 1,074 at March 31, 2006. The number of new merchants installed during the three months ended March 31, 2006 grew by 22.1% to 12,602 new merchants installed for bank card and payroll processing, compared to 10,317 new merchants installed during the three months ended March 31, 2005. In order to continue to increase our gross processing revenue, we intend to increase both the size and productivity of our sales force. As a result of our commission-only compensation system for our sales force, we are able to increase the size of our sales force with minimal upfront costs. However, since we pay signing bonuses and commissions approximating 92% of the gross margin generated by a merchant in its first year, growth in merchant accounts consumes significant capital, as it typically takes approximately one year’s processing to cover the outlays for signing bonuses, commissions and payroll taxes.

Same store sales, which represent the change in processing volume for all merchants that were processing with us in the same month a year earlier, grew 7.1% on average during the three months ended March 31, 2006, compared with 7.5% on average during 2005. This same store sales growth resulted from the combination of the increasing use by consumers of bank cards for the purchase of goods and services at the point of sale, and sales growth experienced by our retained merchants, some of which was likely the result of the strength of the economy.

First Quarter of 2006 Financial Results

For the three months ended March 31, 2006, we recorded net income of $4.4 million, or $0.11 per diluted share, an increase of 62.9% from $2.7 million, or $0.08 per diluted share, in the three months ended March 31, 2005. The increase was primarily driven by strong growth in our transaction processing volume and operating synergies, as our revenue growth outpaced the growth in our operating expenses. The following is a summary of our financial results for the three months ended March 31, 2006:

•	Net income of $4.4 million for the three months ended March 31, 2006 included a pre-tax charge to interchange expense of $2.0 million for a change in our estimate of the amount of on-line debit interchange expense we accrue, and a pre-tax gain of $0.8 million recorded in other income and expense resulting from the receipt of a cash settlement on a lawsuit.

•	At March 31, 2006 the number of active card merchants we service was 116,400, compared to 110,500 at December 31, 2005 and 93,800 at March 31, 2005.

•	Bank card processing volume during the three months ended March 31, 2006 increased 34.1% to $9.2 billion from $6.9 billion during the three months ended March 31, 2005.

•	Net revenue, which is defined as total revenues less interchange fees and dues and assessments, increased 36.4% to $56.0 million during the three months ended March 31, 2006 from $41.0 million during the three months ended March 31, 2005. The increase in net revenue was driven by the increases in active merchants and processing volume, as well as the acquisition of Debitek, Inc.

•	Our income from operations, which we also refer to as operating income, grew to $6.3 million for the three months ended March 31, 2006 from $5.1 for the three months ended March 31, 2006.

Our operating margin, which is measured as operating income divided by net revenue, was 11.2% for the three months ended March 31, 2006, compared to 12.4% for the three months ended March 31, 2005. Our operating income and operating margin for the three months ended March 31, 2006 was unfavorably impacted by the $2.0 million recorded for the change in estimate of debit interchange expense; excluding that amount, our operating margin would have been 14.3% for the three months ended March 31, 2006.

Components of Revenue and Expenses

Revenue. Our revenues fall into three categories: gross processing revenue, payroll processing revenue and equipment-related income. Our gross processing revenue primarily consists of discount, per-transaction and periodic (primarily monthly) fees from the processing of bank card transactions, primarily Visa and MasterCard transactions, for merchants. These fees are negotiated by our Relationship Managers with each merchant. Gross processing revenue also includes American Express and Discover fees, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, and other miscellaneous revenue. Payroll processing revenue includes fees charged by our subsidiary, Heartland Payroll Company, for payroll processing services. Equipment-related income includes revenues from the sale, rental, leasing and deployment of bank card terminals, and since January 1, 2006, from the sale of hardware, software and associated services for prepaid card and stored-value card payment systems. Revenues are recorded at the time of shipment, or the provision of service. Most of these revenue items will tend to grow with our merchant growth.

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

Costs of services also include processing and servicing costs, customer acquisition costs, and depreciation and amortization. Processing and servicing costs include:

•	processing costs, which are either paid to third parties, or represent the cost of our own authorization/capture and accounting/settlement systems. During 2005, third party costs represented about 75% of our processing costs, compared to 77% during 2004, with internal costs representing the remainder. Approximately 76% and 72%, respectively, of our third-party processing costs for 2005 and 2004 were paid to Vital;

•	residual commission payments to our Relationship Managers, sales managers and trade associations, agent banks and value-added resellers, which are a percentage of the gross margin we generated from our merchant contracts during the accounting period;

•	the costs of operating our service center, including telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, and other direct merchant servicing expenses, plus bank sponsorship costs; and

•	the costs of bankcard terminals, prepaid card and stored value hardware deployed.

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

General and administrative expenses include salaries and wages and other administrative expenses. The two most significant elements in these expenses are our information technology infrastructure costs and our marketing expenses. Beginning January 1, 2006, general and administrative expenses also include expenses recorded for share-based compensation under SFAS No. 123R.

Other income (expense) consists of interest income on cash and investments, the interest cost on our borrowings, the gains or losses on the disposal of property, plant and equipment and other non-recurring income or expense items. Other income (expense) also includes a gain from the proceeds received from a legal settlement in the three months ended March 31, 2006 and an adjustment to the fair value of previously outstanding warrants with mandatory redemption provisions during the three months ended March 31, 2005.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These consolidated financial statements are unaudited. In our opinion, the unaudited interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at March 31, 2006, our results of operations, our changes in stockholders’ equity and our cash flows for the three months ended March 31, 2006 and 2005. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2006. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in note 2 to our consolidated financial statements included elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2005. The critical accounting estimates described here are those that are most important to the depiction of our financial condition and results of operations, including those whose application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain. The line items on our income statement and balance sheet which are impacted by management’s estimates are described below.

Revenue

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

The amount of the up-front signing bonus paid is based on the estimated gross margin (calculated by deducting interchange fees, dues and assessments and all costs incurred in underwriting, processing and servicing an account from gross processing revenue) for the first year of the merchant contract. The gross signing bonuses paid during the three months ended March 31, 2006 and the year ended December 31, 2005 were $6.9 million and $24.4 million, respectively. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The net signing bonus adjustments made during the three months ended March 31, 2006 and the year ended December 31, 2005 were $(0.2) million and $(2.6) million, respectively. Negative signing bonus adjustments result from the prior overpayment of signing bonuses, which are recovered from the relevant salesperson. The amount of signing bonuses paid which remained subject to adjustment at March 31, 2006 and December 31, 2005 was $26.7 million and $24.4 million, respectively. The deferred acquisition cost is accrued over the first year of merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss for the three months ended March 31, 2006 and the year ended December 31, 2005.

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

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.2 million at March 31, 2006 and December 31, 2005.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 to 2 1/2 years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During the three months ended March

31, 2006 and the 2005 full year, we made buyout payments of approximately $3.8 million and $13.5 million, respectively. Included in the $13.5 million of buyout payments in 2005 was $3.8 million used by salespersons who participated in the PEPShares Plan to exercise their options to acquire 677,544 shares of our common stock. We expect to make significant buyout payments in the future, subject to cash availability, as such buyouts reduce the monthly payments we will have to make to our salespersons for such merchants in the future.

Chargebacks, Reject Losses and Merchant Deposits

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder’s dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. If the Relationship Manager who installed the merchant is still employed by us, that Relationship Manager bears a portion of this loss through a reduction in our payment of residual commissions or signing bonuses to such Relationship Manager. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At March 31, 2006 and December 31, 2005, we held merchant deposits totaling $8.6 million, and $7.0 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent processing volume. At March 31, 2006 and December 31, 2005, our loss reserve totaled $485,000. Aggregate merchant losses, including losses charged to operations and the loss reserve, were $460,000 and $1,206,000 for the three months ended March 31, 2006 and the year ended December 31, 2005, respectively.

Stock Options

We adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R “) on January 1, 2006. This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under the fair value method. Pursuant to SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. We elected to adopt the modified-prospective-transition method, as provided by SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this transitional method, the Company is required to record compensation expense for all awards granted after the date of adoption using grant-date fair value estimated in accordance with the provisions of SFAS No. 123R and for the unvested portion of previously granted awards using the grant-date fair value estimated in accordance with the provisions of SFAS No. 123.

We estimate the grant date fair value of the stock options we issue using a Black-Scholes valuation model. We determine an expected volatility assumption by referencing the average volatility assumed by six of our public company peers. We used an average of a peer group because we do not have sufficient historical volatility data related to market trading of our own common stock. We did not grant any stock options during the three months ended March 31, 2006. The weighted-average fair value of options we granted during the years ended December 31, 2005 and 2004 were $5.48 and $2.74. The fair value of options for the periods ended December 31, 2005 and 2004 was estimated at the grant date using the following weighted average assumptions:

	Year Ended December 31,
	2005	2004
Expected volatility	50%	50%
Expected life	3 years	1 to 3 years
Dividends	$0.00	$0.00
Risk-free interest rate	3.73%	2.31%

Prior to adopting SFAS No. 123R, we accounted for stock options using the intrinsic value method under APB No. 25 in which no compensation expense has been recognized for share-based compensation plans. Amounts we recognized in our financial statements during the three months ended march 31, 2006 and 2005 with respect to share-based compensation plans were as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Compensation expense recognized on share-based plans before income tax benefit	$232	$—
Related income tax benefit recognized in the income statement	35	—
Cash received from stock option exercises	15,152	45
Tax benefit realized for tax deductions resulting from the exercise of stock options	14,517	—

The application of SFAS No. 123R had the following effects on reported amounts relative to amounts that we would have reported using the intrinsic value method under APB No. 25 for the three months ended March 31, 2006 (in thousands, except per share data):

	Following APB No. 25	After Effect of Adopting SFAS No. 123R
Income from operations	$6,518	$6,286
Income before income taxes	7,589	7,357
Net income	4,585	4,388
Earnings per common share:
Basic	$0.13	$0.12
Diluted	$0.12	$0.11
Net cash provided by (used in) operating activities	$10,881	$(3,636)
Net cash (used in) provided by financing activities	(795)	13,722

The following table presents the effects on net income and basic and diluted net income per common share had the Company adopted the fair value method of accounting for share-based compensation under SFAS No. 123 for the three months ended March 31, 2005 (in thousands, except per share data):

Three Months Ended March 31, 2005
Net income	$2,694
Deduct: Total stock-based employee compensation expense determined under fair-value-based method, net of related tax expense	1,444

Pro forma net income	1,250
Less: Income allocated to Series A Senior Convertible Participating Preferred Stock	635

Pro forma net income attributable to common stock	$615

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

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Three Months Ended March 31, 2006	% of Total Revenue	Three Months Ended March 31, 2005	% of Total Revenue	Change
					Amount	%
Total Revenues	$236,796	100.0%	$169,865	100.0%	$66,931	39.4%

Costs of Services:
Interchange	172,229	72.7%	122,416	72.1%	49,813	40.7%
Dues and assessments	8,586	3.6%	6,415	3.8%	2,171	33.8%
Processing and servicing	28,151	11.9%	19,820	11.7%	8,331	42.0%
Customer acquisition costs	8,172	3.5%	5,841	3.4%	2,331	39.9%
Depreciation and amortization	1,363	0.6%	1,283	0.8%	80	6.2%

Total costs of services	218,501	92.3%	155,775	91.7%	62,726	40.3%
General and administrative	12,009	5.1%	8,989	5.3%	3,020	33.6%

Total expenses	230,510	97.3%	164,764	97.0%	65,746	39.9%

Income from operations	6,286	2.7%	5,101	3.0%	1,185	23.2%

Other income (expense):
Interest income	377	0.2%	110	0.1%	267	242.7%
Interest expense	(120)	(0.1)%	(435)	(0.3)%	315	72.4%
Fair value adjustment for warrants with mandatory redemption provisions	—	—	(90)	(0.1)%	90	100.0%
Other, net	814	0.3%	(3)	—	817	nm

Total other income (expense)	1,071	0.5%	(418)	(0.2)%	1,489	356.2%

Income before income taxes	7,357	3.1%	4,683	2.8%	2,674	57.1%
Provision for income taxes	2,969	1.3%	1,989	1.2%	980	49.3%

Net income	$4,388	1.9%	$2,694	1.6%	$1,694	62.9%

Revenue. Total revenues increased 39.4% from $169.9 million for the three months ended March 31, 2005 to $236.8 million for the three months ended March 31, 2006, primarily as a result of a 37.5% increase in our gross processing revenue from $167.4 million for the three months ended March 31, 2005 to $230.2 million for the three months ended March 31, 2006. Our processing volume for the three months ended March 31, 2006 increased 34.1% to $9.2 billion, compared to $6.9 billion for the three months ended March 31, 2005. The increases in gross processing revenue and processing volume were primarily attributable to a net increase in merchant accounts, with the number of bank cardmerchant accounts growing by approximately 24.1% from 93,800 as of March 31, 2005 to 116,400 as of March 31, 2006. The increase in new merchant accounts during this period was primarily the result of the growth in our sales force, combined with improved production from our existing sales force. The sales force grew by 24.3% from 864 as of March 31, 2005 to 1,074 as of March 31, 2006. Gross processing revenue also increased as the result of passing through to our merchants, the April 1, 2005 increases in interchange fees assessed by card issuing banks.

Total revenues also include payroll processing fees and equipment-related income. Payroll processing fees increased by 28.8% from $1.2 million for the three months ended March 31, 2005 to $1.6 million in for the three months ended March 31, 2006 primarily due to the increase in the number of payroll processing customers from 2,314 at March 31, 2005 to 3,032 at March 31, 2006.

Equipment-related income increased by $3.8 million, from $1.2 million for the three months ended March 31, 2005 to $5.0 million in for the three months ended March 31, 2006 primarily due to $1.8 million of revenues contributed by Debitek, which we acquired as of January 1, 2006, and the increase in the number of new card processing merchants installed.

Costs of services. Costs of services increased 40.3% from $155.8 million for the three months ended March 31, 2005 to $218.5 million for the three months ended March 31, 2006, due primarily to an increase in interchange fees, which resulted from higher processing volume. Costs of services represented 92.3% and 91.7% of total revenue in the three months ended March 31, 2006 and March 31, 2005, respectively.

Interchange fees increased 40.7% from $122.4 million for the three months ended March 31, 2005 to $172.2 million for the three months ended March 31, 2006 and represented 72.7% and 72.1% of total revenue for the three months ended March 31, 2006 and 2005, respectively. In addition to increasing due to higher processing volume and the April 1, 2005 increases in interchange fees charged by issuing banks, interchange expense for the three months ended March 31, 2006 increased by $2.0 million for a change in our estimate of the amount of on-line debit interchange expense we accrue. The change in estimate was based on new information which became available to us. Dues and assessments increased 33.8% from $6.4 million for the three months ended March 31, 2005 to $8.6 million in for the three months ended March 31, 2006 also due to the increased processing volume. As a percentage of total revenue, dues and assessments declined from 3.8% for the three months ended March 31, 2005 to 3.6% for the three months ended March 31, 2006. Net revenue, which is defined as total revenues less interchange fees and dues and assessments, increased 36.4% from $41.0 million for the three months ended March 31, 2005 to $56.0 million for the three months ended March 31, 2006.

Processing and servicing expense for the three months ended March 31, 2006 increased by $8.3 million, or 42.0%, compared with the three months ended March 31, 2005, and as a percentage of total revenue increased from 11.7% for the three months ended March 31, 2005 to 11.9% for the three months ended March 31, 2006. The increase in processing and servicing expense was due primarily to processing costs associated with increased processing volume, increases in the cost of bankcard terminals, prepaid card and stored value hardware deployed (including $0.9 million for the cost of Debitek equipment deployed), a $1.6 million increase in residual commission payments to our salespersons related to their portion of the growth in our gross margin, and increases in the costs of operating our service center, including the number of support personnel and depreciation and amortization. The increase in processing and servicing as a percentage of total revenue was mitigated by leveraging the lower costs of our internally developed front-end processing system, HPS Exchange. Transactions processed on HPS Exchange represented approximately 59% of our total processing transactions during the three months ended March 31, 2006 compared to 51% during the three months ended March 31, 2005. We expect the increasing share of HPS Exchange in our total merchant base to continue in the future. In addition, growth in residual commissions was slower than revenue growth, primarily due to portfolio buyouts. Included in processing and servicing expense was $0.6 million of payroll processing costs in three months ended March 31, 2006, which increased 49.7% from $0.4 million in three months ended March 31, 2005.

Customer acquisition costs increased 39.9% from $5.8 million for the three months ended March 31, 2005 to $8.2 million for the three months ended March 31, 2006. The net amortization of signing bonuses increased from $3.3 million for the three months ended March 31, 2005 to $4.9 million for the three months ended March 31, 2006, while the amortization of capitalized customer deferred acquisition costs grew from $2.3 million for the three months ended March 31, 2005 to $3.1 million for the three months ended March 31, 2006. Increases in new merchant account installations and processing volume were primarily responsible for the increases in the amortization of both the capitalized customer deferred acquisition costs and signing bonuses.

Depreciation and amortization expenses increased 6.2% from $1.3 million for the three months ended March 31, 2005 to $1.4 million for the three months ended March 31, 2006. The increase was primarily due to the purchase of information technology equipment to support the network and the development of HPS Exchange and Passport, which is our own internally developed back-end processing system. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over three to five years. The amount capitalized increased from $434,000 for the three months ended March 31, 2005 to $692,000 for the three months ended March 31, 2006. The total amount of capitalized projects placed in service for the three months ended March 31, 2006 and 2005 was $315,000 and $62,000, respectively. Beginning January 1, 2006, depreciation and amortization expense associated with our servicing center was included in processing and servicing expense. For the three months ended March 31, 2006, service center related depreciation and amortization expense was $0.4 million.

General and administrative. General and administrative expenses increased 33.6% from $9.0 million for the three months ended March 31, 2005 to $12.0 million for the three months ended March 31, 2006. The increase was primarily due to added costs necessary to continue building our corporate, information technology and marketing infrastructure to support our growth. This includes costs incurred in converting our merchants to Passport, our back-end processing system. As of May 1, 2005, 97% of our merchants were converted to Passport.

Also contributing to the increase in general and administrative expenses for the three months ended March 31, 2006 was $700,000 for matching payroll tax expense related to gains employees realized on the exercise of non-qualified stock options, $718,000 of general and administrative expenses contributed by Debitek, and $232,000 for SFAS No. 123R. General and administrative expenses as a percentage of total revenue declined from 5.3% for the three months ended March 31, 2005 to 5.1% for the three months ended March 31, 2006, as revenue growth outpaced the increase in expenses. Our payroll operation’s general and administrative expenses increased by 60.0% from $456,000 for the three months ended March 31, 2005 to $725,000 for the three months ended March 31, 2006.

Income from operations. For the reasons described above, income from operations improved from $5.1 million for the three months ended March 31, 2005 to $6.3 million for the three months ended March 31, 2006. Our operating margin, which is measured as operating income divided by net revenue, was 11.2% for the three months ended March 31, 2006, compared to 12.4% for the three months ended March 31, 2005. Our operating income and operating margin for the three months ended March 31, 2006 was unfavorably impacted by the $2.0 million recorded for the change in estimate of debit interchange expense; excluding that amount, our operating margin would have been 14.3% for the three months ended March 31, 2006.

Interest income. Interest income increased from $110,000 for the three months ended March 31, 2005 to $377,000 for the three months ended March 31, 2006, due primarily to an increase in the amount of cash available for investment and higher interest rates.

Interest expense. Interest expense decreased from $435,000 for the three months ended March 31, 2005 to $120,000 for the three months ended March 31, 2006. Most of our interest expense arises from the practice of having our sponsor bank advance interchange fees to most of our merchants. In August 2005, we began using a portion of our available cash to fund these advances. These advances to our merchants are funded first with our cash available for investment, then by incurring a payable to our sponsor bank when that cash has been expended. We pay the sponsor bank the prime rate on these payables. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants. Interest expense for the three months ended March 31, 2005 also included $39,000 of interest expense recorded on a revolver advance facility and line of credit which we paid off in August 2005 using proceeds from our initial public offering.

Fair value adjustment for warrants with mandatory redemption provisions. We recognized expense of $90,000 during the three months ended March 31, 2005 to adjust the warrants’ carrying value to $9.80 per share, the estimated fair value on that date. The warrants were exercised on August 16, 2005.

Other, net. Other income of $0.8 million was recorded in the three months ended March 31, 2006 primarily reflecting a gain from the proceeds received from a legal settlement.

Income Tax. Income taxes for the three months ended March 31, 2006 were $3.0 million reflecting an effective tax rate of 40.4%. This represented a reduction from an effective tax rate of 42.5% for the three months ended March 31, 2005, which resulted in income tax expense of $2.0 million. The reduction in the effective tax rate was due to lower state and local income taxes and the fair value adjustment for warrants included in the three months ended March 31, 2005.

Net income. As a result of the above factors, net income increased from $2.7 million for the three months ended March 31, 2005 to $4.4 million for the three months ended March 31, 2006.

Balance Sheet Information

Balance Sheet Data	March 31, 2006	December 31, 2005

	(in thousands)
Cash and cash equivalents	$20,329	$17,747
Receivables	89,097	93,756
Current tax asset	15,510	1,602
Capitalized customer acquisition costs, net	46,549	42,930
Property and equipment, net	20,151	17,661
Total assets	203,257	183,685

Due to sponsor bank	24,309	34,530
Accounts payable	31,951	25,339
Accrued buyout liability:
Current portion	11,008	10,478
Long-term portion	18,346	17,996
Total liabilities	104,845	103,634
Total stockholders’ equity	98,412	80,051

March 31, 2006 Compared to December 31, 2005

Total assets increased $19.6 million, or 10.7%, to $203.3 million at March 31, 2006 from $183.7 million at December 31, 2005 primarily due to increases in cash and cash equivalents, current tax assets, capitalized customer acquisition costs, and property and equipment, net. Cash and cash equivalents increased by $2.6 million or 14.5% as the result of cash flow from operations. Current tax assets increased $13.9 million primarily due to recognizing a current tax asset of $14.5 million during the three months ended March 31, 2006 reflecting tax benefits we will realize through reduced estimated current income tax payments we will make over the remainder of 2006. These tax benefits reflect tax deductions which accrued to us as our employees exercised non-qualified stock options and made disqualifying dispositions of shares acquired through the exercise of incentive stock options during the three months ended March 31, 2006.

Receivables, which primarily result from our practice of advancing interchange fees to most of our merchants during the processing month and collecting those fees from our merchants at the beginning of the following month, decreased $4.7 million, or 5.0%, to $89.1 million at March 31, 2006 from $93.8 million at December 31, 2005. This net decrease in receivables from merchants was primarily due to the repayment of receivables from December 31, 2005 related to transactions processed for those merchants we converted to Passport. Partially offsetting this decrease was the impact of an increase in March 2006 monthly processing volume over December 2005 monthly processing volume. For the month of March 2006, our processing volume was $3.4 billion, compared to processing volume of $3.2 billion during the month of December 2005. In August 2005, we began using a portion of our available cash to fund the advances of interchange fees to our merchants. These advances to our merchants are funded first with our cash available for investment, then by incurring a payable to our sponsor bank when that cash has been expended. At March 31, 2006, $38.6 million of our cash had been used to fund merchant advances. The amount due to our sponsor bank was $24.3 million at March 31, 2006 and $34.5 million at December 31, 2005. The payable to our sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants.

Capitalized customer acquisition costs increased $3.6 million, or 8.4%, from December 31, 2005 as a result of increases in the number of merchants we service. Property and equipment increased $2.5 million, or 14.1%, due to continued building of our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and Passport.

Total stockholders’ equity increased $18.4 million from December 31, 2005 primarily due to tax benefits recorded in additional-paid-in capital related to employees’ exercise of stock options, which contributed $14.5 million, and our net income of $4.4 million recorded in the three months ended March 31, 2006. Proceeds received from the exercise of employee stock options, which amounted to $15.2 million, were offset by the purchase of 716,600 treasury shares at a cost of $15.9 million.

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

In February 2006, we acquired Debitek a prepaid card and stored-value card solutions provider for a net cash payment of $3.5 million. The acquisition of Debitek provides us with a proven platform in the stored-value and prepaid cards market, particularly with respect to small-dollar payment applications. This acquisition is not expected to have a material impact on earnings in the near term.

Our cash needs are funded primarily by cash flow from our operating activities and our agreement with our sponsor bank to fund merchant advances. We believe that our current cash and investment balances, cash generated from operations and our agreement with our sponsor bank to fund merchant advances will provide sufficient liquidity to meet our anticipated needs for capital for at least the next twelve months, and currently anticipate no liquidity challenges over a longer term. Our working capital, defined as current assets less current liabilities, was positive at March 31, 2006 and December 31, 2005. Each funding source and use is described in more detail below.

At March 31, 2006, we had cash and cash equivalents totaling $20.3 million and at December 31, 2005, we had cash and cash equivalents totaling $17.7 million.

Cash Flow (Used in) Provided by Operating Activities. Net cash used in operating activities for the three months ended March 31, 2006 was $3.6 million. Net cash provided by operating activities was $2.3 million for the three months ended March 31, 2005. Our cash from operating activities was negative for the three months ended March 31, 2006 due to including as an operating cash outflow, $14.5 million of excess tax deductions resulting from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options. This same $14.5 million was included as a cash inflow from financing activities. This reflects the presentation prescribed by SFAS No. 123R and SFAS No. 95, Statement of Cash Flow, as amended.

Key sources of operating cash flows were our net income as adjusted for deferred taxes, depreciation and amortization, and share-based compensation expense. Contained within changes in operating assets and liabilities is the change in receivables, which is typically offset by changes in due to sponsor bank and accounts payable. This offset occurs because our largest receivable is from our merchants and is primarily associated with the practice of having our sponsor bank advance interchange fees to most of our merchants. This practice results in our largest operating payable, “due to sponsor bank.” In August 2005, we began using a portion of our available cash to fund the advances of interchange fees to our merchants, thereby using operating cash to pay down our payable to our sponsor bank. Advances to our merchants are funded first with our available cash, then by incurring a payable to our sponsor bank when that cash has been expended. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants. During the three months ended March 31, 2006, our receivables were reduced by $5.7 million, primarily due to the repayment by our merchants of receivables from December 31, 2005 related to transactions processed for those merchants we converted to Passport.

The other major determinants of operating cash flow are net signing bonus payments and increases in capitalized customer acquisition costs, which consume increasing amounts of operating cash as our new merchant installation activity rises, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout liability” for more information. Net signing bonuses of $7.1 million and $4.0 million, respectively, were paid in the three months ended March 31, 2006 and 2005. In the three months ended March 31, 2006 and 2005, we reduced the accrued buyout liability by making buyout payments of $3.8 million and $3.3 million, respectively.

Cash Flow Used in Investing Activities. Net cash used in investing activities was $7.5 million for the three months ended March 31, 2006, compared to $2.4 million for the three months ended March 31, 2005. In January 2006, we made a $0.5 million strategic investment in convertible preferred stock issued by Parcxmart Technologies, Inc. (“Parcxmart”). This investment further solidifies our marketing alliance with Parcxmart under which we provide merchant acquirer services and offer bank card processing services to those merchants who use Parcxmart’s smart card payment system. In February 2006, we made a net cash payment of $3.5 million to acquire Debitek, Inc.

During each period, we used cash to fund capital expenditures. Total capital expenditures for the three months ended March 31, 2006 were $3.5 million, an increase of $1.4 million from the $2.1 million invested in the three months ended March 31, 2005. These expenditures were primarily related to the continued building of our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and Passport. We anticipate that these expenditures may increase as we further develop our technology. In addition, our subsidiary, Heartland Payroll Company, has invested a portion of the cash balances it held in securities that are classified on our balance sheet as investments. We invest in federal, federal agency and corporate debt obligations with maturities of up to four years and no less than a Baa rating.

Cash Flow Provided by (Used in) Financing Activities. Net cash provided by financing activities was $13.7 million for the three months ended March 31, 2006. Net cash used in financing activities was $499,000 for the three months ended March 31, 2005. Cash provided by financing activities during the three months ended March 31, 2006 was favorably impacted by the proceeds received from employees exercising stock options and from excess tax benefits which resulted from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options. However, the cash proceeds received from the exercise of employee stock options was used to repurchase shares of our common stock.

During the three months ended March 31, 2006, employees exercised stock options generating cash in the aggregate amount of $15.2 million. During the three months ended March 31, 2005, employees exercised stock options generating cash of $45,000.

During the three months ended March 31, 2006, we reported as a financing cash inflow, $14.5 million of excess tax benefits resulting from employees exercising stock options. The $14.5 million was also reported as an operating cash outflow. See “— Cash Flow (Used In) Provided By Operating Activities” for more detail.

Offsetting the cash provided from employees’ exercise of stock options during the three months ended March 31, 2006 was the use of $15.9 million of cash to repurchase 716,600 shares of our common stock. See “— Common Stock Repurchases” for more information.

During the three months ended March 31, 2006 and 2005, we paid down financing arrangements and borrowings in the amounts of $57,000 and $544,000, respectively.

Common Stock Repurchases. On January 13, 2006, our Board of Directors authorized management to repurchase up to the lesser of (a) 1,000,000 shares of our common stock or (b) $25,000,000 worth of our common stock in the open market. We intend to use the authorization to repurchase shares opportunistically as a means of offsetting dilution from the issuance of shares under our employee benefit plans. We have no obligation to repurchase shares under the authorization, and the specific timing and amount of the common stock repurchase will vary based on market conditions, securities law limitations and other factors. The common stock repurchase will be executed utilizing our cash resources including the proceeds received from the exercise of stock options.

During the three months ended March 31, 2006, we repurchased 716,600 shares of our common stock at an average cost of $22.14 per share.

Contractual Obligations. The Visa and MasterCard associations generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of our transactions involve the delivery of the product or service at the time of the transaction, a good estimate of our exposure to chargebacks is the last four months’ processing volume on our portfolio, which was $12.4 billion and $12.0 billion for the four months ended March 31, 2006 and December 31, 2005, respectively. However, for the four months ended March 31, 2006 and December 31, 2005, we were presented with $7.3 million and $6.6 million, respectively, of chargebacks by issuing banks. In the three months ended March 31, 2006 and the 2005 full year, we incurred merchant credit losses of $0.5 and $1.2 million, respectively, on total dollar volume processed of $9.2 billion and $33.7 billion, respectively. These credit losses are included in processing and servicing expense in our consolidated statements of operations.

The following table reflects our significant contractual obligations as of March 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Processing providers (a)	$26,458	$8,945	$12,025	$5,488	$—
Financing arrangement (expected payments, including interest)	378	263	115	—	—
Telecommunications providers	6,211	3,665	2,546	—	—
Office and equipment leases	6,798	1,860	2,551	1,264	1,123
Land, construction and equipment (b)	1,461	1,020	441	—	—

	$41,306	$15,753	$17,678	$6,752	$1,123

(a)	We have agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. These third-party processors include TSYS Acquiring Solutions (formerly Vital Processing Services), KeyBank, N.A., First Data Corporation, Chase Paymentech Solutions and Global Payments, Inc. Our agreements with third-party processors require us to submit a minimum monthly number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay them the fees that they would have received if we had submitted the required minimum number or volume of transactions. We entered into a new contract with TSYS Acquiring Solutions, our main third party processor, on March 29, 2006.
(b)	Amounts related to acquiring land and constructing our new Service Center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with the development of this site.

In addition, we record a payable to KeyBank each month in conjunction with our monthly processing activities. This amount was $24.3 million as of March 31, 2006. This amount is repaid on the first business day of the following month out of the fees collected from our merchants.

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

Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is to changes in interest rates. During each month, KeyBank advances interchange fees to most of our merchants so that during the month we apply a portion of our available cash to fund these advances and we build up a significant payable to KeyBank, bearing interest at the prime rate. At March 31, 2006, our payable to KeyBank was $24.3 million. This advance is repaid on the first business day of the following month out of fee collections from our merchants. During the quarter ended March 31, 2006 the average daily interest-bearing balance of that loan was approximately $3.9 million and was directly related to our processing volume. A hypothetical 100 basis point change in short-term interest rates would result in a change of approximately $39,000 in annual pre-tax income.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities of up to three years. At March 31, 2006, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $24,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $24,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $24,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $24,000.

We do not hold or engage in the trading of derivative financial, commodity or foreign exchange instruments. All of our business is conducted in U.S. dollars.

Office Facilities

In October 2005, we relocated our principal executive offices to approximately 9,300 square feet of leased office space on Nassau Street in Princeton, New Jersey. Prior to that, our principal executive offices were located in approximately 5,000 square feet of leased office space on Hulfish Street in Princeton, New Jersey. The Nassau Street lease expires in May 2013. The Hulfish Street lease expires September 2007 and we are attempting to sublet that space. We also lease approximately 15,940 square feet of office space in Cleveland, Ohio under a lease that expires on June 30, 2012, 7,000 square feet in Scottsdale, Arizona under a lease that expires on October 31, 2006, 57,000 square feet in Jeffersonville, Indiana under a lease that expires between July 17, 2007 and April 30, 2009, and 14,000 square feet in Frisco, Texas under a lease that expires on October 31, 2008. Through an acquisition, we also occupy 9,461 square feet of office space in Chattanooga, TN with a lease expiring on January 31, 2009. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our company. Each of these leases, other than the Frisco lease, is renewable.

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

Changes in Internal Controls

During the quarter ended March 31, 2006, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our Risk Factors as previously reported in our annual report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	Not applicable

(c)	Purchases of Equity Securities

On January 13, 2006, our Board of Directors authorized management to repurchase up to the lesser of (a) 1,000,000 shares of our common stock or (b) $25,000,000 worth of our common stock in the open market. We intend to use the authorization to repurchase shares opportunistically as a means of offsetting dilution from shares issued upon the exercise of options under our employee benefit plans. We have no obligation to repurchase shares under the authorization, and the specific timing and amount of the common stock repurchase will vary based on market conditions, securities law limitations and other factors. The common stock repurchase will be executed utilizing our available cash resources including the proceeds we receive from the exercise of stock options. The following table presents information with respect to those purchases of our common stock made during the three months ended March 31, 2006:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
During the Month Ended:
January 31, 2006	—	—	—	—
February 28, 2006	—	—	—	—
March 31, 2006	716,600	$22.14	716,600	283,400

	716,600	$22.14	716,600

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

Date: May 15, 2006

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