Form 10-Q
period 2006-06-30
HEARTLAND PAYMENT SYSTEMS INC
filed 2006-08-11
CIK 1144354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 7, 2006, there were 37,009,541 shares of the registrant’s Common Stock, $.001 par value, outstanding.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$20,892	$17,747
Receivables, net	100,859	93,756
Investments	2,552	2,141
Inventory	2,487	714
Prepaid expenses	1,546	1,979
Current tax asset	25,304	1,602
Current deferred tax assets, net	811	1,492

Total current assets	154,451	119,431
Capitalized customer acquisition costs, net	50,473	42,930
Deferred tax assets, net	4,259	3,477
Property and equipment, net	20,880	17,661
Goodwill and intangible assets	1,777	—
Deposits and other assets	138	186

Total assets	$231,978	$183,685

Liabilities and stockholders’ equity
Current liabilities:
Due to sponsor bank	$37,383	$34,530
Accounts payable	28,060	25,339
Current portion of accrued buyout liability	10,949	10,478
Merchant deposits and loss reserves	6,650	7,450
Accrued expenses and other liabilities	11,175	7,407
Current portion of borrowings and financing arrangements	242	261

Total current liabilities	94,459	85,465
Long-term portion of borrowings and financing arrangements	81	173
Long-term portion of accrued buyout liability	19,464	17,996

Total liabilities	114,004	103,634

Commitments and contingencies (Note 11)	—	—

Stockholders’ equity
Common Stock, $.001 par value, 100,000,000 shares authorized; 37,327,327 and 34,222,114 shares issued at June 30, 2006 and December 31, 2005; 36,431,427 and 34,200,114 shares outstanding at June 30, 2006 and December 31, 2005	37	34
Additional paid-in capital	142,683	96,417
Accumulated other comprehensive loss	(29)	(26)
Accumulated deficit	(4,046)	(15,879)
Treasury stock, at cost (895,900 and 22,000 shares at June 30, 2006 and December 31, 2005)	(20,671)	(495)

Total stockholders’ equity	117,974	80,051

Total liabilities and stockholders’ equity	$231,978	$183,685

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total Revenues	$278,059	$209,691	$514,855	$379,557
Costs of Services:
Interchange	204,541	153,134	376,770	275,550
Dues and assessments	10,226	7,899	18,812	14,314
Processing and servicing	29,611	22,532	57,762	42,353
Customer acquisition costs	8,323	7,400	16,495	13,241
Depreciation and amortization	1,438	1,326	2,801	2,609

Total costs of services	254,139	192,291	472,640	348,067
General and administrative	11,781	9,290	23,790	18,279

Total expenses	265,920	201,581	496,430	366,346

Income from operations	12,139	8,110	18,425	13,211

Other income (expense):
Interest income	453	111	830	183
Interest expense	(224)	(538)	(344)	(973)
Fair value adjustment for warrants with mandatory redemption provisions	—	(202)	—	(292)
Other, net	17	(28)	831	7

Total other income (expense)	246	(657)	1,317	(1,075)

Income before income taxes	12,385	7,453	19,742	12,136
Provision for income taxes	4,940	3,072	7,909	5,061

Net income	7,445	4,381	11,833	7,075

Income allocated to Series A Senior Convertible Preferred Stock	—	2,107	—	3,402

Net income attributable to Common Stock	$7,445	$2,274	$11,833	$3,673

Net income	$7,445	$4,381	$11,833	$7,075
Other comprehensive income, net of tax: Unrealized gains (losses) on investments	1	5	(2)	(4)

Comprehensive income	$7,446	$4,386	$11,831	$7,071

Earnings per common share:
Basic	$0.21	$0.13	$0.33	$0.22
Diluted	$0.19	$0.12	$0.30	$0.20

Weighted average number of common shares outstanding:
Basic	36,201	16,454	35,667	16,453
Diluted	39,932	35,616	39,898	35,344

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Six Months Ended June 30, 2005:
Balance, January 1, 2005	7,619	$8	16,438	$8	$41,065	$(10)	$(34,972)	—	$6,099
Issuance of Common Stock— options exercised	—	—	24	—	108	—	—	—	108
Accumulated other comprehensive loss	—	—	—	—	—	(4)	—	—	(4)
Net income for the period	—	—	—	—	—		7,075	—	7,075

Balance June 30, 2005	7,619	$8	16,462	$8	$41,173	$(14)	$(27,897)	—	$13,278

Six Months Ended June 30, 2006:
Balance, January 1, 2006	—	—	34,200	$34	$96,417	$(26)	$(15,879)	$(495)	$80,051

Issuance of Common Stock— options exercised	—	—	3,105	3	20,601	—	—	—	20,604
Excess tax benefit on stock options exercised under SFAS No. 123R	—	—	—	—	25,204	—	—	—	25,204
Repurchase of Common Stock	—	—	(874)	—	—	—	—	(20,176)	(20,176)
Stock-based compensation under SFAS No. 123R	—	—	—	—	461	—	—	—	461
Accumulated other comprehensive loss	—	—	—	—	—	(3)	—	—	(3)
Net income for the period	—	—	—	—	—	—	11,833	—	11,833

Balance June 30, 2006	—	—	36,431	$37	$142,683	$(29)	$(4,046)	$(20,671)	$117,974

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$11,833	$7,075
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	16,804	11,526
Other depreciation and amortization	3,563	2,609
Stock-based compensation	461	—
Deferred taxes	(101)	(638)
Fair value adjustment for warrants with mandatory redemption provisions	—	292
Loss on disposal of property and equipment	—	33
Changes in operating assets and liabilities:
Increase in receivables	(6,095)	(10,766)
(Increase) decrease in inventory	(673)	158
Payment of signing bonuses, net	(15,955)	(9,742)
Increase in capitalized customer acquisition costs	(8,392)	(5,956)
Decrease (increase) in prepaid expenses	425	(238)
Decrease in deposits and other assets	1,502	1
Excess tax benefits on options exercised under SFAS No. 123R	(25,204)	—
Increase in due to sponsor bank	2,853	8,888
Increase in accounts payable	1,846	481
Increase in accrued expenses and other liabilities	3,738	1,374
(Decrease) increase in merchant deposits and loss reserves	(799)	383
Payouts of accrued buyout liability	(6,144)	(4,982)
Increase in accrued buyout liability	8,083	7,672

Net cash (used in) provided by operating activities	(12,255)	8,170

Cash flows from investing activities
Purchase of investments	(976)	(410)
Maturities of investments	563	120
Acquisition of business, net of cash acquired	(3,453)	—
Proceeds from disposal of property and equipment	—	27
Purchases of property and equipment	(6,254)	(5,689)

Net cash used in investing activities	(10,120)	(5,952)

Cash flows from financing activities
Principal payments on borrowings and financing arrangements	(112)	(1,170)
Proceeds from exercise of stock options	20,604	108
Excess tax benefits on options exercised under SFAS No. 123R	25,204	—
Repurchase of common stock	(20,176)	—

Net cash provided by (used in) financing activities	25,520	(1,062)

Net increase in cash and cash equivalents	3,145	1,156
Cash and cash equivalents at beginning of year	17,747	13,237

Cash and cash equivalents at end of period	$20,892	$14,393

Supplemental cash flow information:
Cash paid during the period for:
Interest	$340	$918
Income taxes	6,503	7,179
Supplemental schedule of non-cash activities:
Amortization of other assets	$48	$88

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

June 30, 2006

(unaudited)

1. Organization and Operations

Basis of Financial Statement Presentation—The accompanying condensed consolidated financial statements include those of Heartland Payment Systems, Inc. (the “Company”) and its subsidiaries, Heartland Payroll Company (“HPC”) and Debitek, Inc. (“Debitek”). The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation. The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, the unaudited interim financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2006, its results of operations for the three and six months ended June 30, 2006 and 2005 and its cash flows for the six months ended June 30, 2006 and 2005. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2006. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the Company’s December 31, 2005 Annual Report on Form 10-K. The December 31, 2005 unaudited Condensed Consolidated Balance Sheet was derived from the audited 2005 Consolidated Financial Statements.

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

Business—The Company provides payment-processing services related to bank card transactions for merchants throughout the United States. In addition, the Company provides certain other merchant services, including the sale and rental of terminal equipment and supplies. HPC provides payroll and related tax filing services throughout the United States. Debitek provides prepaid card and stored-value card solutions.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include, among other things, the accrued buyout liability, capitalized customer acquisition costs, loss reserves, certain accounts payable and accrued expenses and certain tax assets and liabilities as well as the related valuation allowances, if any. Actual results could differ from those estimates. Interchange expense for the six months ended June 30, 2006 included $2.0 million recorded in the quarter ended March 31, 2006 for a change in estimate of the amount of on-line debit interchange expense the Company accrues. The change in estimate was based on new information which became available to the Company.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

June 30, 2006

(unaudited)

2. Summary of Significant Accounting Policies

Receivables—The Company carries receivables from its merchants resulting from the practice of advancing interchange fees to most of its merchants during the month and collecting those fees from merchants at the beginning of the following month. During each month, the Company and its sponsor bank advance interchange fees to most of the Company’s merchants. These advances to merchants are funded first with the Company’s cash available for investment, then by incurring a payable to the Company’s sponsor bank when that cash has been expended. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees the Company collects from its merchants.

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

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of June 30, 2006 and December 31, 2005.

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

Accrued Buyout Liability—Relationship Managers and sales managers are paid residual commissions based on the gross margin generated by monthly merchant processing activity. The Company

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

June 30, 2006

(unaudited)

has the right, but is not obligated, to buy out some or all of these commissions, and intends to do so periodically. Such purchases of the commissions are at a fixed multiple of the last twelve month’s commissions. Because of the Company’s intent and ability to execute purchases of the residual commissions, and the mutual understanding between the Company and the Relationship Managers and sales managers, the Company has accounted for this deferred compensation arrangement pursuant to the substantive nature of the plan. The Company therefore records the amount that it would have to pay (the “settlement cost”) to buy out non-servicing related commissions (“owned commissions”) in their entirety from vested Relationship Managers and sales managers, and an accrual, based on their progress towards vesting, for those unvested Relationship Managers and sales managers who are expected to vest in the future. As noted above, as the liability increases over the first year of a merchant contract, the Company also records for currently vested Relationship Managers and sales managers a related deferred acquisition cost asset. The accrued buyout liability associated with unvested Relationship Managers and sales managers is not included in the deferred acquisition cost asset since future services are required in order to vest. Subsequent changes in the settlement cost, due to account attrition, same-store sales growth and changes in gross margin, are included in the same income statement caption as customer acquisition cost amortization expense.

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

Revenue—Revenues are mainly comprised of gross processing revenue, payroll processing revenue and equipment-related income. Gross processing revenue primarily consists of discount fees and per-transaction and periodic (primarily monthly) fees from the processing of Visa and MasterCard bank card transactions for merchants. The Company passes through to its customers any changes in interchange or association fees. Gross processing revenue also includes American Express and Discover fees, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, and other miscellaneous revenue. Payroll processing revenue includes periodic and annual fees charged by HPC for payroll processing services. Revenue is recorded as bank card transactions are processed or payroll services are performed. Equipment-related income includes revenues from the sale, rental, leasing and deployment of bank card terminals, and from the sale of hardware, software and associated services for prepaid card and stored-value card payment systems. Revenues are recorded at the time of shipment, or the provision of service.

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

Stock Options—The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) on January 1, 2006. This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

June 30, 2006

(unaudited)

payments under the fair value method. Pursuant to SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The Company elected to adopt the modified-prospective-transition method, as provided by SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this transitional method, the Company is required to record compensation expense for all awards granted after the date of adoption using grant-date fair value estimated in accordance with the provisions of SFAS No. 123R and for the unvested portion of previously granted awards using the grant-date fair value estimated in accordance with the provisions of SFAS No. 123.

Additionally, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require the excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid, which is included within operating cash flows. Accordingly, cash provided by operating activities decreased and cash provided by financing activities increased by $21.0 million related to excess tax benefits from stock-based awards. The excess tax benefits result from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options.

The application of SFAS No. 123R had the following effects on reported amounts relative to amounts that the Company would have reported using the intrinsic value method under APB No. 25 for the three and six month periods ended June 30, 2006 (in thousands, except per share data):

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Following APB No. 25	After Effect of Adopting SFAS No. 123R	Following APB No. 25	After Effect of Adopting SFAS No. 123R
Income from operations	$12,368	$12,139	$18,886	$18,425
Income before income taxes	12,614	12,385	20,203	19,742
Net income	7,632	7,445	12,217	11,833
Earnings per common share:
Basic	$0.21	$0.21	$0.34	$0.33
Diluted	$0.19	$0.19	$0.31	$0.30
Net cash provided by (used in) operating activities	$(2,134)	$(8,619)	$8,747	$(12,255)
Net cash provided by financing activities	5,313	11,798	4,518	25,520

Prior to the adoption of SFAS No. 123R, the Company accounted for its stock options using the intrinsic value method in which no compensation expense has been recognized for its share-based compensation plans because the options were granted at an exercise price greater than or equal to the estimated fair value at the grant date. The following table presents the effects on net income and basic and diluted net income per common share had the Company adopted the fair value method of accounting for share-based compensation under SFAS No. 123 for the three and six months ended June 30, 2005 (in thousands, except per share data):

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

June 30, 2006

(unaudited)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income	$4,381	$7,075
Deduct: Total stock-based employee compensation expense determined under fair-value-based method, net of related tax expense	475	1,919

Pro forma net income	3,906	5,156
Less: Income allocated to Series A Senior Convertible Participating Preferred Stock	1,879	2,479

Pro forma net income attributable to common stock	$2,027	$2,677

Earnings per share:
As reported:
Basic	$0.13	$0.22
Diluted	$0.12	$0.20
Pro forma:
Basic	$0.12	$0.16
Diluted	$0.11	$0.15

Basic earnings per share for the three and six months ended June 30, 2005 was computed and presented under the two-class method and was based on the weighted average number of common shares outstanding and assumes an allocation of net income to the Series A Senior Convertible Participating Preferred Stock (the “Convertible Preferred”) for the period or portion of the period that the Convertible Preferred was outstanding. The Convertible Preferred automatically converted into 13,333,334 shares of the Company’s common stock upon the August 16, 2005 closing of the Company’s initial public offering.

Diluted earnings per share for the three and six months ended June 30, 2005 was computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options, warrants and conversion of Series A Senior Convertible Participating Preferred Stock, where dilutive. Weighted average shares outstanding and dilutive securities for the three and six months ended June 30, 2005 have been adjusted to reflect a two-for-one stock split on July 26, 2005.

Recent Accounting Pronouncements —In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for the recognition and measurement of tax benefits associated with uncertain tax positions and defines criterion that an individual tax position must meet for any part of that position to be recognized or continue to be recognized in the financial statements. FIN No. 48 also adds disclosure requirements for the amounts of unrecognized tax benefits associated with uncertain tax positions. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the application of FIN No. 48 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

June 30, 2006

(unaudited)

The total purchase price was allocated as follows: $3.4 million to net tangible assets including cash of $1.7 million, $1.7 million to goodwill, and $121,000 to intangible assets.

4. Receivables

A summary of receivables by major class is as follows at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(In thousands)
Accounts receivable from merchants	$97,445	$91,288
Accounts receivable from others	3,603	2,536

	101,048	93,824
Less allowance for doubtful accounts	(189)	(68)

Total receivables, net	$100,859	$93,756

Included in accounts receivable from others are $1,137,000 and $1,519,000 which are due from employees at June 30, 2006 and December 31, 2005, respectively.

5. Capitalized Customer Acquisition Costs, Net

A summary of the capitalized customer acquisition costs, net is as follows as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(In thousands)
Capitalized signing bonuses	$65,308	$54,388
Less accumulated amortization	(28,100)	(22,727)

	37,208	31,661

Capitalized customer deferred acquisition costs	34,565	26,172
Less accumulated amortization	(21,300)	(14,903)

	13,265	11,269

Capitalized Customer Acquisition Costs, Net	$50,473	$42,930

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

June 30, 2006

(unaudited)

A summary of the activity in capitalized customer acquisition costs, net for the three and six month periods ended June 30, 2006 and 2005 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Balance at beginning of period	$46,549	$35,586	$42,930	$34,247
Plus additions to:
Capitalized signing bonuses, net	8,864	5,739	15,955	9,742
Capitalized customer deferred acquisition costs	3,852	3,032	8,392	5,956

	12,716	8,771	24,347	15,698

Less amortization expense on:
Capitalized signing bonuses, net	(5,541)	(3,447)	(10,408)	(6,698)
Capitalized customer deferred acquisition costs	(3,251)	(2,491)	(6,396)	(4,828)

	(8,792)	(5,938)	(16,804)	(11,526)

Balance at end of period	$50,473	$38,419	$50,473	$38,419

Net signing bonus adjustments from estimated amounts to actual were $0.8 million and $(0.8) million, respectively, for the three months ended June 30, 2006 and 2005, and $1.0 million and $(1.4) million, respectively, for the six months ended June 30, 2006 and 2005. Net signing bonus adjustments are netted against additions in the table above.

Fully amortized signing bonuses of $2.7 million and $2.0 million, respectively, were written off during the three month periods ended June 30, 2006 and 2005, and $5.0 million and $3.7 million, respectively, were written off during the six months ended June 30, 2006 and 2005.

The Company believes that no impairment has occurred as of June 30, 2006 and December 31, 2005.

6. Merchant Deposits and Loss Reserves

The Company’s merchants have the liability for any charges properly reversed by the cardholder through a mechanism known as a chargeback. If the merchant is unable to pay this amount, the Company will be liable to the Visa and MasterCard associations for the reversed charges. Under FIN 45, the Company determined that the fair value of its obligation to stand ready to perform is minimal. The Company requires personal guarantees, merchant deposits and letters of credit from certain merchants to minimize its obligation. As of June 30, 2006 and December 31, 2005, the Company held merchant deposits totaling $6.2 million and $7.0 million, and letters of credit totaling $380,000 and $519,000, respectively.

The Visa and MasterCard associations generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company’s transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company’s exposure to chargebacks is the last four months’ processing volume on its portfolio, which was $14.3 billion and $12.0 billion for the four months ended June 30, 2006 and December 31, 2005, respectively. However, for the four months ended June 30, 2006 and December 31, 2005, the Company was presented with $7.3 million and $6.6 million, respectively, in chargebacks by issuing banks. In the six months ended June 30, 2006 and the year ended December 31, 2005, the Company incurred merchant credit losses of $0.7 million and $1.2 million, respectively, on total dollar volume processed of $20.2 billion and $33.7 billion, respectively. These credit losses are included in processing and servicing costs in the Company’s consolidated statements of operations.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

June 30, 2006

(unaudited)

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company’s clients. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its consolidated balance sheets, amounting to $485,000 on June 30, 2006 and December 31, 2005. This reserve is determined by performing an analysis of the Company’s historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the three and six month periods ended June 30, 2006 and 2005 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Beginning balance	$485	$471	$485	$468
Additions to reserve	237	314	700	624
Charges against reserve	(237)	(310)	(700)	(617)

Ending balance	$485	$475	$485	$475

7. Accrued Buyout Liability

A summary of the accrued buyout liability is as follows as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(In thousands)
Vested Relationship Managers and sales managers	$29,092	$27,228
Unvested Relationship Managers and sales managers	1,321	1,246

	30,413	28,474
Less current portion	(10,949)	(10,478)

Long-term portion of accrued buyout liability	$19,464	$17,996

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.2 million at both June 30, 2006 and December 31, 2005.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

June 30, 2006

(unaudited)

A summary of the activity in the accrued buyout liability for the three and six month periods ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Beginning balance	$29,354	$26,923	$28,474	$27,035
Increase in settlement obligation, net	3,384	4,497	8,083	7,672
Buyouts	(2,325)	(1,695)	(6,144)	(4,982)

Ending balance	$30,413	$29,725	$30,413	$29,725

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

On August 1, 2006, the Company’s board of directors authorized management to repurchase up to 1,000,000 shares of its common stock in the open market. This authorization is in addition to the 1,000,000 common shares which the board of directors had authorized on January 13, 2006. Under the January 13, 2006 authorization, the Company had repurchased 873,900 shares of its common stock during the six months ended June 30, 2006 at a cost of $20.2 million. Management intends to use these authorizations to repurchase shares opportunistically as a means of offsetting dilution from shares issued upon the exercise of options under employee benefit plans. Management has no obligation to repurchase shares under the authorization, and the specific timing and amount of the stock repurchase will vary based on market conditions, securities law limitations and other factors. The stock repurchase will be executed utilizing the Company’s cash resources including the proceeds of stock options exercises.

Dividends on Common Stock. On August 1, 2006, the Company’s board of directors declared a quarterly cash dividend of $0.025 per share of common stock, which will be payable on September 15, 2006 to stockholders of record as of August 25, 2006.

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

June 30, 2006

(unaudited)

On January 8, 2004, the warrant holder elected to cause the Company to redeem 168,906 shares at the fair value of $6.25 per share. On August 16, 2005, the closing date for the Company’s initial public offering, the Company exercised its right to require the warrant holder to exercise its remaining warrants for 168,904 shares at the exercise price of $0.005 per share.

The Company adjusted the carrying value of the warrants by $0.2 million during the three months ended June 30, 2005 through a charge to the income statement to reflect the estimated fair value of $11.00 per share as of June 30, 2005. For the six months ended June 30, 2005, the Company adjusted the carrying value of the warrants by $0.3 million. Upon the exercise of the remaining warrants on August 16, 2005, their carrying value was adjusted to $26.51 per share and their full carrying value of $4.5 million was transferred to stockholders’ equity.

9. Income Taxes

The provision for income taxes for the three and six month periods ended June 30, 2006 and 2005 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Current
Federal	$5,300	$3,103	$6,684	$4,634
State	1,037	721	1,399	1,065
Deferred
Federal	(1,215)	(611)	(144)	(518)
State	(182)	(141)	(30)	(120)

Total provision for income taxes	$4,940	$3,072	$7,909	$5,061

The differences in federal income taxes provided and the amounts determined by applying the federal statutory tax rate of 35% to income before income taxes for the six months ended June 30, 2006 and 2005 were:

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	%	Amount	%	Amount
		(In thousands)		(In thousands)
U.S. federal income tax at statutory rate	35.00%	$6,909	35.00%	$4,248
U.S. state and local income taxes, net	4.51%	890	5.07%	615
Warrants	—	—	1.13%	138
Nondeductible expenses	0.55%	110	0.23%	27
Other, net	—	—	0.27%	33

Provision for income taxes	40.06%	$7,909	41.70%	$5,061

During the six months ended June 30, 2006, the Company recorded current tax assets of $25.2 million reflecting excess tax benefits resulting from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options. The Company realized $4.2 million of that current tax asset as reductions of estimated income tax payments during the six months ended June 30, 2006. The Company expects to realize the remaining current tax asset as a reduction of future period estimated tax payments and by recovering the estimated tax payments it made during the six months ended June 30, 2006. For the six months ended June 30, 2006, the Company classified the $25.2 million of excess tax benefits as a cash inflow from financing activities and a cash outflow from operating activities in its Condensed Consolidated Statement of Cash Flow.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

June 30, 2006

(unaudited)

The net deferred tax asset was comprised of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(In thousands)
Deferred tax assets:
Merchant contract costs	$22,765	$21,488
Borrowings and financing arrangement	135	185
Loss reserve and accounts receivable allowance	239	235
Other	4	25

Deferred tax asset	23,143	21,933

Deferred tax liabilities:
Capitalized signing bonus	15,560	13,456
Deferred state tax liability	307	327
Software development	2,010	1,749
Property and equipment	119	1,432
Other	77	—

Deferred tax liability	18,073	16,964

Net deferred tax asset	5,070	4,969
Less current portion	(811)	(1,492)

Net deferred tax asset – non current portion	$4,259	$3,477

At June 30, 2006 and December 31, 2005, the Company has determined that no valuation allowance against the net deferred tax asset was required. The Company has no federal or state net operating loss carryforwards.

10. Stock Incentive Plans

At June 30, 2006, the Company had two share-based plans for employees, which are described below. The Company adopted SFAS No. 123R on January 1, 2006 and began recognizing compensation expense in its income statement for its share-based plans. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock options using the intrinsic value method under APB No. 25 in which no compensation expense has been recognized for its share-based compensation plans. Amounts the Company recognized in its financial statements for the three and six months ended June 30, 2006 and 2005 with respect to these share-based plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Compensation expense recognized on share-based plans before income tax benefit	$229	$—	$461	$—
Related income tax benefit recognized in the income statement	42	—	77	—
Cash received from stock option exercises	5,452	63	20,604	108
Excess tax benefit recorded for tax deductions resulting from the exercise of stock options	10,687	—	25,204	—
Tax benefit realized as reductions of estimated tax payments during the period	4,200	—	4,200	—

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

June 30, 2006

(unaudited)

At June 30, 2006, there was a total of $1,113,000 of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted average period of 1.8 years.

Amended and Restated 2000 Equity Incentive Plan. The maximum number of share awards which may be granted during the term of the Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan (the “2000 Equity Incentive Plan”) is 11,000,000, of which 32,209 stock options were granted during the six months ended June 30, 2006 and 1,324,437, 3,167,594 and 2,583,458 stock options were granted during 2005, 2004 and 2003, respectively. The majority of the options granted in 2005, 2004 and 2003 vested immediately; however, 594,709 options as of June 30, 2006, including the options granted in 2006, are unvested and will vest over a period of one to four years. At June 30, 2006, there were 5,095,993 options outstanding under the 2000 Equity Incentive Plan, and 1,686,552 shares of the 11,000,000 authorized shares of common stock reserved for issuance under the 2000 Equity Incentive Plan remain available for grant. The options were granted with terms of 5 to 10 years and an exercise price equal to or in excess of the estimated fair value at the date of the grant.

2002 PEPShares Plan. The Company also has 90,529 options outstanding under its 2002 PEPShares Plan, as amended (the “PEPShares Plan”). The options were granted with an exercise price equal to or in excess of the estimated fair value at the date of the grant. The Administrator of the PEPShares Plan determined that no further grants would be made under the PEPShares Plan after December 31, 2004.

Share-Based Plan Activity. During the six months ended June 30, 2006, employees exercised 3,102,213 options to acquire the Company’s common stock, generating $20.6 million of stockholders’ equity from the exercises and $14.5 million of stockholders’ equity related to tax deductions, which accrued to the Company as employees exercised non-qualified stock options and made disqualifying dispositions of shares acquired through the exercise of incentive stock options. Activity in the 2000 Equity Incentive Plan and PEPShares Plan during the 2005 full year and the six months ended June 30, 2006 was as follows:

	2000 Equity Incentive Plan		2002 PEPShares Plan
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2005	7,132,094	$6.23	1,538,130	$5.89
Issued	1,324,437	$14.61	—	$—
Exercised	(199,771)	$5.54	(1,308,832)	$5.87
Forfeited/cancelled	(137,831)	$6.75	(65,402)	$9.52

Outstanding at December 31, 2005	8,118,929	$7.60	163,896	$5.59

Options exercisable at December 31, 2005	7,346,704	$7.40	163,896	$5.59

Issued	32,209	$26.01	—	$—
Exercised	(3,031,846)	$6.68	(70,367)	$5.57
Forfeited/cancelled	(23,299)	$13.03	(3,000)	$5.00

Outstanding at June 30, 2006	5,095,993	$8.23	90,529	$5.63

Options exercisable at June 30, 2006	4,501,284	$7.92	90,529	$5.63

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

June 30, 2006

(unaudited)

Outstanding options and exercisable options at June 30, 2006 are summarized by exercise price below:

	Outstanding Options			Exercisable Options
Exercise price per share	2000 Equity Incentive Plan	2002 PEPShares Plan	Total	2000 Equity Incentive Plan	2002 PEPShares Plan	Total
$3.00	314,038	—	314,038	314,038	—	314,038
$5.00	1,403,374	45,108	1,448,482	1,403,374	45,108	1,448,482
$6.25 to $7.50	1,398,920	45,421	1,444,341	1,222,795	45,421	1,268,216
$9.28	921,696	—	921,696	741,696	—	741,696
$9.80 to $11.00	638,342	—	638,342	480,342	—	480,342
$21.55 to $21.60	152,868	—	152,868	140,493	—	140,493
$24.22 to $26.66	266,755	—	266,755	198,546	—	198,546

	5,095,993	90,529	5,186,522	4,501,284	90,529	4,591,813

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

Future minimum lease commitments under noncancelable leases as of June 30, 2006 are as follows:

Twelve Months Ended June 30,	(In thousands)
2007	$1,967
2008	1,395
2009	958
2010	625
2011	637
Thereafter	962

$6,544

Rent expense for leased property was $513,000 and $308,000, respectively, for the three months ended June 30, 2006 and 2005 and $1.1 million and $596,000, respectively, for the six months ended June 30, 2006 and 2005.

Contingencies—The Company collects and stores sensitive data about its merchant customers and bank cardholders. If the Company’s network security is breached or sensitive merchant or cardholder data is misappropriated, the Company could be exposed to assessments, fines or litigation costs.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

June 30, 2006

(unaudited)

12. Related Party Transactions

In July 2003, Greenhill Capital Partners, L.P. and its affiliated investment funds and LLR Equity Partners, L.P. and its affiliated investment fund granted the Company’s Chief Executive Officer an irrevocable option to purchase up to an aggregate of 1,750,000 shares of the Company’s Common Stock at any time on or before July 31, 2006 at a purchase price of $7.14 per share. Various officers, directors, partners and members of Greenhill Capital Partners, L.P. and its affiliated investment funds and LLR Equity Partners, L.P. and its affiliated investment fund are members of the Company’s board of directors. On February 22, 2006, Mr. Carr exercised options to purchase 1,750,000 shares of our common stock from Greenhill Capital Partners and LLR Equity Partners. As a result of this transaction, a tax deduction of $26.4 million accrued to the Company and generated a current tax asset of $10.7 million and a credit to Additional Paid In Capital of $10.7 million during the six months ended June 30, 2006.

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

The Company has two reportable segments, as follows: (1) Card, which provides payment processing and related services related to bank card transactions; and (2) Other. The Other segment includes Payroll, which provides payroll and related tax filing services, and PrepaidCard, which provides prepaid card and stored-value card solutions. Neither the Payroll operating segment nor the PrepaidCard operating segment meet the SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” defined thresholds for determining individually reportable segments. The PrepaidCard operating segment was acquired in the 2006 acquisition of Debitek, Inc.

The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources and corporate services. Reconciling items represent elimination of inter-segment income and expense items, and are included to reconcile segment data to the consolidated financial statements. At June 30, 2006 and 2005, 60% and 87% respectively, of the Other segment’s total assets were funds that the Company holds as a fiduciary in its Payroll services activities for payment to taxing authorities. The Company only operates in the United States and does not have any major individual customers.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

June 30, 2006

(unaudited)

A summary of the Company’s segments for the three and six month periods ended June 30, 2006 and 2005 were as follows:

	Card Segment	Other Segments	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Three Months Ended June 30, 2006
Total revenues	$275,526	$2,566	$—	$(33)	$278,059
Depreciation and amortization	1,569	92	126	—	1,787
Interest income	314	139	—	—	453
Interest expense	224	—	—	—	224
Net income (loss)	10,473	(89)	(2,939)	—	7,445
Total assets	218,874	21,173	—	(8,069)	231,978

Three Months Ended June 30, 2005
Total revenues	208,726	989	—	(24)	209,691
Depreciation and amortization	1,484	28	75	—	1,587
Interest income	47	64	—	—	111
Interest expense	538	—	—	—	538
Net income (loss)	6,500	187	(2,306)	—	4,381
Total assets	147,482	9,311	—	(1,960)	154,833

	Card Segment	Other Segments	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Six Months Ended June 30, 2006
Total revenues	$508,949	$5,980	$—	$(74)	$514,855
Depreciation and amortization	3,122	177	249	—	3,548
Interest income	568	262	—	—	830
Interest expense	318	26	—	—	344
Net income (loss)	17,788	310	(6,265)	—	11,833
Total assets	218,874	21,173	—	(8,069)	231,978

Six Months Ended June 30, 2005
Total revenues	377,376	2,231	—	(50)	379,557
Depreciation and amortization	2,936	56	130	—	3,122
Interest income	67	116	—	—	183
Interest expense	973	—	—	—	973
Net income (loss)	10,607	610	(4,142)	—	7,075
Total assets	147,482	9,311	—	(1,960)	154,833

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

June 30, 2006

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

Weighted average shares outstanding and dilutive securities for the three and six months ended June 30, 2005 have been adjusted to reflect a two-for-one stock split on July 26, 2005. The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Basic:
Weighted average common stock outstanding	36,201	16,454	35,667	16,453

Earnings per share	$0.21	$0.13	$0.33	$0.22

Diluted:
Net income attributable to common shares	$7,445	$2,274	$11,833	$3,673
Plus: income allocated to Series A Senior Convertible Participating Preferred Stock	—	2,107	—	3,402

Net income	$7,445	$4,381	$11,833	$7,075

Basic weighted average common stock outstanding	36,201	16,454	35,667	16,453
Effect of dilutive instruments:
Stock options	3,731	3,755	4,231	3,484
Warrants	—	169	—	169
Series A Senior Convertible Participating Preferred Stock	—	15,238	—	15,238

Diluted weighted average shares outstanding	39,932	35,616	39,898	35,344

Earnings per share	$0.19	$0.12	$0.30	$0.20

PART I FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included elsewhere in this report, and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the risk factors contained in our annual report on Form 10-K for the year ended December 31, 2005.

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

Overview

General

Our primary business is providing bank card-based payment processing services to merchants in the United States. As of June 30, 2006, we provided our bank card processing services to approximately 124,800 active card merchants located across the United States. This represents a 23.0% increase over the 101,500 active merchants at June 30, 2005. Our processing volume for the three months ended June 30, 2006 was $11.0 billion, a 29.3% increase from the $8.5 billion processed during the same period in 2005. For the six months ended June 30, 2006, our processing volume was $20.2 billion, a 31.5% increase over the $15.3 billion processed for the six months ended June 30, 2005.

We have developed a number of proprietary Internet-based systems to increase our operating efficiencies and distribute our processing and merchant data to our three main constituencies: our sales force, our merchant base and our customer service staff. In 2001, we began providing authorization and data capture services to our merchants through our own front-end processing system, which we call HPS Exchange. In 2005, we began providing clearing, settlement and merchant accounting services through our own internally developed back-end processing system, which we call Passport. Passport enables us to customize these services to the needs of our Relationship Managers and merchants.

During the three months ended June 30, 2006 and 2005, we processed approximately 62% and 53%, respectively, of our transactions through HPS Exchange, which has decreased our operating costs per transaction. We substantially completed converting our merchants to Passport during the second quarter of 2006, which also is expected to decrease our operating costs per transaction. At June 30, 2006, approximately 120,100 of our bank card merchants were processing on Passport, compared to 22,000 at

December 31, 2005. With our conversion to Passport, our internally developed systems are providing substantially all aspects of most of our merchants’ processing needs. Previously, we relied on third party vendors for many of these services including bank card authorization and data capture services, settlement and merchant accounting services. We will continue to process a minority of our transactions through third party front-end systems.

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

Significant increases in our sales force have led to significant growth in the number of merchants with whom we have processing contracts. Our sales force grew from 920 at June 30, 2005, to 1,070 at June 30, 2006. The number of new merchants installed during the three months ended June 30, 2006 grew by 16.1% to 14,345 new merchants installed for bank card and payroll processing, compared to 12,354 new merchants installed during the three months ended June 30, 2005. In order to continue to increase our gross processing revenue, we intend to increase both the size and productivity of our sales force. As a result of our commission-only compensation system for our sales force, we are able to increase the size of our sales force with minimal upfront costs. However, since we pay signing bonuses and commissions approximating 92% of the gross margin generated by a merchant in its first year, growth in merchant accounts consumes significant capital, as it typically takes approximately one year’s processing to cover the outlays for signing bonuses, commissions and payroll taxes.

Same store sales, which represent the change in processing volume for all current merchants that were processing with us in the same month a year earlier, grew 4.8% on average during the three months ended June 30, 2006, compared with growth rates of 7.1% during the first quarter of 2006 and 7.5% during 2005. Same store sales growth results from the combination of the increasing use by consumers of bank cards for the purchase of goods and services at the point of sale, and sales growth experienced by our retained merchants. We attribute the second quarter of 2006 decline from the same store sales growth percentages we experienced during the first quarter of 2006 and all of 2005 to a slowdown in growth rates of retail sales, which was likely a result of the impact of rising energy costs and interest rates on the economy.

Second Quarter of 2006 Financial Results

For the three months ended June 30, 2006, we recorded net income of $7.4 million, or $0.19 per diluted share, an increase of 69.9% from $4.4 million, or $0.12 per diluted share, in the three months ended June 30, 2005. The increase was primarily driven by strong growth in our transaction processing volume, which led to a 31.1% increase in our gross processing revenues, and operating synergies, as our total revenue growth outpaced the growth in our operating expenses. The following is a summary of our financial results for the three months ended June 30, 2006:

•	At June 30, 2006 the number of active card merchants we service increased to 124,800, compared to 110,500 at December 31, 2005 and 101,500 at June 30, 2005.

•	Bank card processing volume during the three months ended June 30, 2006 increased 29.3% to $11.0 billion from $8.5 billion during the three months ended June 30, 2005.

•	Net revenue, which is defined as total revenues less interchange fees and dues and assessments, increased 30.1% to $63.3 million during the three months ended June 30, 2006 from $48.7 million during the three months ended June 30, 2005. The increase in net revenue was driven by the increases in active merchants and processing volume, and to a lesser extent, the acquisition of Debitek, Inc.

•	Our income from operations, which we also refer to as operating income, grew to $12.1 million for the three months ended June 30, 2006 from $8.1 for the three months ended June 30, 2005. Our operating margin, which is measured as operating income divided by net revenue, was 19.2% for the three months ended June 30, 2006, compared to 16.7% for the three months ended June 30, 2005.

Components of Revenue and Expenses

Revenue. Our revenues fall into three categories: gross processing revenue, payroll processing revenue and equipment-related income. Our gross processing revenue primarily consists of discount, per-transaction and periodic (primarily monthly) fees from the processing of bank card transactions, primarily Visa and MasterCard transactions, for merchants. These fees are negotiated by our Relationship Managers with each merchant. Gross processing revenue also includes American Express and Discover fees, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, and other miscellaneous revenue. Payroll processing revenue includes fees charged by our subsidiary, Heartland Payroll Company, for payroll processing services, including check printing, direct deposit, related federal, state and local tax deposits and providing accounting documentation. Equipment-related income includes revenues from the sale, rental, leasing and deployment of bank card terminals, and since January 1, 2006, from the sale of hardware, software and associated services for prepaid card and stored-value card payment systems. Revenues are recorded at the time of shipment, or the provision of service. Most of these revenue items will tend to grow with our merchant growth.

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

Costs of services also include processing and servicing costs, customer acquisition costs, and depreciation and amortization. Processing and servicing costs include:

•	processing costs, which are either paid to third parties, including our bank sponsor, or represent the cost of our own authorization/capture and accounting/settlement systems. During the six months ended June 30, 2006, third party costs represented about 74% of our processing costs, with internal costs representing the remainder. During 2005, third party costs represented about 75% of our processing costs, compared to 77% during 2004. Approximately 65%, 76% and 72%, respectively, of our third-party processing costs for the six months ended June 30, 2006, and for 2005 and 2004 were paid to TSYS Acquiring Solutions (formerly Vital Processing Services);

•	residual commission payments to our Relationship Managers, sales managers and trade associations, agent banks and value-added resellers, which are a percentage of the gross margin we generated from our merchant contracts during the accounting period;

•	the costs of operating our service center, including telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, and other direct merchant servicing expenses; and

•	the costs of bankcard terminals, prepaid card and stored value hardware deployed.

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

Other income (expense) consists of interest income on cash and investments, the interest cost on our borrowings, the gains or losses on the disposal of property, plant and equipment and other non-recurring income or expense items. Other income (expense) also includes a gain from the proceeds received from a legal settlement in the six months ended June 30, 2006 and adjustments to the fair value of previously outstanding warrants with mandatory redemption provisions during the six months ended June 30, 2005.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These consolidated financial statements are unaudited. In our opinion, the unaudited interim consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at June 30, 2006, our results of operations, our changes in stockholders’ equity and our cash flows for the three and six months ended June 30, 2006 and 2005. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2006. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in note 2 to our consolidated financial statements included elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2005. The critical accounting estimates described here are those that are most important to the depiction of our financial condition and results of operations, including those whose application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain. The line items on our income statement and balance sheet which are impacted by management’s estimates are described below.

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

The amount of the up-front signing bonus paid is based on the estimated gross margin (calculated by deducting interchange fees, dues and assessments and all costs incurred in underwriting, processing and servicing an account from gross processing revenue) for the first year of the merchant contract. The gross signing bonuses paid during the six months ended June 30, 2006 and the year ended December 31, 2005 were $15.0 million and $24.4 million, respectively. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The net signing bonus adjustments made during the six months ended June 30, 2006 and the year ended December 31, 2005 were $1.0 million and $(2.6) million, respectively. Negative signing bonus adjustments result from the prior overpayment of signing bonuses, which are recovered from the relevant salesperson. The amount of signing bonuses paid which remained subject to adjustment at June 30, 2006 and December 31, 2005 was $28.2 million and $24.4 million, respectively. The deferred acquisition cost is accrued over the first year of merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss during the six months ended June 30, 2006 and the year ended December 31, 2005.

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

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.2 million at both June 30, 2006 and December 31, 2005.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 to 2  1/2 years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During the six months ended June 30,

2006 and the 2005 full year, we made buyout payments of approximately $6.1 million and $13.5 million, respectively. Included in the $13.5 million of buyout payments in 2005 was $3.8 million used by salespersons who participated in the PEPShares Plan to exercise their options to acquire 677,544 shares of our common stock. We expect to make significant buyout payments in the future, subject to cash availability, as such buyouts reduce the monthly payments we will have to make to our salespersons for such merchants in the future.

Chargebacks, Reject Losses and Merchant Deposits

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder’s dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. If the Relationship Manager who installed the merchant is still employed by us, that Relationship Manager bears a portion of this loss through a reduction in our payment of residual commissions or signing bonuses to such Relationship Manager. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At June 30, 2006 and December 31, 2005, we held merchant deposits totaling $6.2 million, and $7.0 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent processing volume. At June 30, 2006 and December 31, 2005, our loss reserve totaled $485,000. Aggregate merchant losses, including losses charged to operations and the loss reserve, were $692,000 and $1,206,000 for the six months ended June 30, 2006 and the year ended December 31, 2005, respectively.

Stock Options

We adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R “) on January 1, 2006. This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under the fair value method. Pursuant to SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. We elected to adopt the modified-prospective-transition method, as provided by SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this transitional method, the Company is required to record compensation expense for all awards granted after the date of adoption using grant-date fair value estimated in accordance with the provisions of SFAS No. 123R and for the unvested portion of previously granted awards using the grant-date fair value estimated in accordance with the provisions of SFAS No. 123.

We estimate the grant date fair value of the stock options we issue using a Black-Scholes valuation model. We determine an expected volatility assumption by referencing the average volatility assumed by six of our public company peers. We used an average of a peer group because we do not have sufficient historical volatility data related to market trading of our own common stock. The weighted-average fair value of options we granted during the six months ended June 30, 2006 and the years ended December 31, 2005 and 2004 were $11.18, $5.48 and $2.74, respectively. The fair value of options granted for the six months ended June 30, 2006 and the years ended December 31, 2005 and 2004 was estimated at the grant date using the following weighted average assumptions:

	Six Months Ended June 30, 2006	Years Ended December 31,
		2005	2004
Expected volatility	50%	50%	50%
Expected life	3.75 years	3 years	1 to 3 years
Dividends	$0.00	$0.00	$0.00
Risk-free interest rate	4.93%	3.73%	2.31%

Prior to adopting SFAS No. 123R, we accounted for stock options using the intrinsic value method under APB No. 25 in which no compensation expense has been recognized for share-based compensation plans. Amounts we recognized in our financial statements during the three and six months ended June 30, 2006 and 2005 with respect to share-based compensation plans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Compensation expense recognized on share-based plans before income tax benefit	$229	$—	$461	$—
Related income tax benefit recognized in the income statement	42	—	77	—
Cash received from stock option exercises	5,452	63	20,604	108
Excess tax benefit recorded for tax deductions resulting from the exercise of stock options	10,687	—	25,204	—
Tax benefit realized as reductions of estimated tax payments during the period	4,200	—	4,200	—

Additionally, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require the excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid, which is included within operating cash flows. Accordingly, cash provided by operating activities decreased and cash provided by financing activities increased by $25.2 million related to excess tax benefits from stock-based awards. We realized $4.2 million of that amount as reductions of estimated income tax payments during the six months ended June 30, 2006.The excess tax benefits result from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options.

The application of SFAS No. 123R had the following effects on reported amounts relative to amounts that we would have reported using the intrinsic value method under APB No. 25 for the three and six months ended June 30, 2006 (in thousands, except per share data):

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Following APB No. 25	After Effect of Adopting SFAS No. 123R	Following APB No. 25	After Effect of Adopting SFAS No. 123R
Income from operations	$12,368	$12,139	$18,886	$18,425
Income before income taxes	12,614	12,385	20,203	19,742
Net income	7,632	7,445	12,217	11,833
Earnings per common share:
Basic	$0.21	$0.21	$0.34	$0.33
Diluted	$0.19	$0.19	$0.31	$0.30
Net cash provided by (used in) operating activities	$(2,134)	$(8,619)	$8,747	$(12,255)
Net cash provided by financing activities	5,313	11,798	4,518	25,520

The following table presents the effects on net income and basic and diluted net income per common share had the Company adopted the fair value method of accounting for share-based compensation under SFAS No. 123 for the three and six months ended June 30, 2005 (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income	$4,381	$7,075
Deduct: Total stock-based employee compensation expense determined under fair-value-based method, net of related tax expense	475	1,919

Pro forma net income	3,906	5,156
Less: Income allocated to Series A Senior Convertible Participating Preferred Stock	1,879	2,479

Pro forma net income attributable to common stock	$2,027	$2,677

Earnings per share:
As reported:
Basic	$0.13	$0.22
Diluted	$0.12	$0.20
Pro forma:
Basic	$0.12	$0.16
Diluted	$0.11	$0.15

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Three Months Ended June 30, 2006	% of Total Revenue	Three Months Ended June 30, 2005	% of Total Revenue	Change
					Amount	%
Total Revenues	$278,059	100.0%	$209,691	100.0%	$68,368	32.6%
Costs of Services:
Interchange	204,541	73.6%	153,134	73.0%	51,407	33.6%
Dues and assessments	10,226	3.7%	7,899	3.8%	2,327	29.5%
Processing and servicing	29,611	10.6%	22,532	10.7%	7,079	31.4%
Customer acquisition costs	8,323	3.0%	7,400	3.5%	923	12.5%
Depreciation and amortization	1,438	0.5%	1,326	0.6%	112	8.4%

Total costs of services	254,139	91.4%	192,291	91.7%	61,848	32.2%
General and administrative	11,781	4.2%	9,290	4.4%	2,491	26.8%

Total expenses	265,920	95.6%	201,581	96.1%	64,339	31.9%

Income from operations	12,139	4.4%	8,110	3.9%	4,029	49.7%

Other income (expense):
Interest income	453	0.2%	111	0.1%	342	308.1%
Interest expense	(224)	(0.1)%	(538)	(0.3)%	314	(58.4)%
Fair value adjustment for warrants with mandatory redemption provisions	—	—	(202)	(0.1)%	202	100.0%
Other, net	17	—	(28)	—	45	160.7%

Total other income (expense)	246	0.1%	(657)	(0.3)%	903	137.4%

Income before income taxes	12,385	4.5%	7,453	3.6%	4,932	66.2%
Provision for income taxes	4,940	1.8%	3,072	1.5%	1,868	60.8%

Net income	$7,445	2.7%	$4,381	2.1%	$3,064	69.9%

Revenue. Total revenues increased 32.6% from $209.7 million for the three months ended June 30, 2005 to $278.1 million for the three months ended June 30, 2006, primarily as a result of a 31.1% increase in our gross processing revenue on bank card transactions from $207.6 million for the three months ended June 30, 2005 to $272.2 million for the three months ended June 30, 2006. Our processing volume for the three months ended June 30, 2006 increased 29.3% to $11.0 billion, compared to $8.5 billion for the three months ended June 30, 2005. The increases in gross processing revenue and processing volume were primarily attributable to a net increase in merchant accounts, with the number of bank card merchant accounts growing by approximately 23.0% from 101,500 as of June 30, 2005 to 124,800 as of June 30, 2006. The increase in new merchant accounts during this period was primarily the result of the growth in our sales force, combined with improved production from our existing sales force. The sales force grew by 16.3% from 920 as of June 30, 2005 to 1,070 as of June 30, 2006.

Total revenues also include payroll processing fees and equipment-related income. Payroll processing fees increased by 32.6% from $1.0 million for the three months ended June 30, 2005 to $1.3 million in for the three months ended June 30, 2006 primarily due to the increase in the number of payroll processing customers from 2,477 at June 30, 2005 to 3,482 at June 30, 2006.

Equipment-related income increased by $3.5 million, from $1.1 million for the three months ended June 30, 2005 to $4.6 million in for the three months ended June 30, 2006 primarily due to $1.3 million of revenues contributed by Debitek, which we acquired as of January 1, 2006, and the increase in the number of new card processing merchants installed.

Costs of services. Costs of services increased 32.2% from $192.3 million for the three months ended June 30, 2005 to $254.1 million for the three months ended June 30, 2006, due primarily to an increase in interchange fees, which resulted from higher processing volume and increases in interchange fees charged by issuing banks. Costs of services represented 91.4% and 91.7% of total revenue in the three months ended June 30, 2006 and June 30, 2005, respectively.

Interchange fees increased 33.6% from $153.1 million for the three months ended June 30, 2005 to $204.5 million for the three months ended June 30, 2006 and represented 73.6% and 73.0% of total revenue for the three months ended June 30, 2006 and 2005, respectively. Interchange expense for the three months ended June 30, 2006 increased primarily due to higher processing volume. Interchange expense for the three months ended June 30, 2006 also included interchange adjustments we paid to our merchants resulting from our conversion to Passport. Dues and assessments increased 29.5% from $7.9 million for the three months ended June 30, 2005 to $10.2 million in for the three months ended June 30, 2006, also due to the increased processing volume. As a percentage of total revenue, dues and assessments declined from 3.8% for the three months ended June 30, 2005 to 3.7% for the three months ended June 30, 2006. Net revenue, which is defined as total revenues less interchange fees and dues and assessments, increased 30.1% from $48.7 million for the three months ended June 30, 2005 to $63.3 million for the three months ended June 30, 2006.

Processing and servicing expense for the three months ended June 30, 2006 increased by $7.1 million, or 31.4%, compared with the three months ended June 30, 2005, but as a percentage of total revenue decreased from 10.7% for the three months ended June 30, 2005 to 10.6% for the three months ended June 30, 2006. The increase in processing and servicing expense was due primarily to processing costs associated with increased processing volume, increases in the cost of bankcard terminals, prepaid card and stored value hardware deployed (including $0.9 million for the costs of Debitek equipment deployed), a $1.8 million increase in residual commission payments to our salespersons related to their portion of the growth in our gross margin, and increases in the costs of operating our service center, including the number of support personnel and depreciation and amortization. The increase in processing and servicing as a percentage of total revenue was mitigated by leveraging the lower costs of our internally developed processing systems, HPS Exchange – our front-end processing system, and to a lesser extent, Passport – our back-end processing system. Transactions processed on HPS Exchange represented approximately 62% of our total processing transactions during the three months ended June 30, 2006 compared to 53% during the three months ended June 30, 2005. We expect the increasing share of HPS Exchange in our total merchant base to continue in the future. As of May 1, 2006, our conversion to Passport was substantially complete and we were performing the back-end processing for approximately 97% of our merchants on Passport. We expect to fully realize the lower cost benefits of processing on Passport in future periods. Included in processing and servicing expense was $0.7 million of payroll processing costs in the three months ended June 30, 2006, which increased 110.2% from $0.3 million in the three months ended June 30, 2005.

Customer acquisition costs increased 12.5% from $7.4 million for the three months ended June 30, 2005 to $8.3 million for the three months ended June 30, 2006. The net amortization of signing bonuses increased from $3.4 million for the three months ended June 30, 2005 to $5.5 million for the three months ended June 30, 2006, while the amortization of capitalized customer deferred acquisition costs grew from $2.5 million for the three months ended June 30, 2005 to $3.3 million for the three months ended June 30, 2006. Increases in new merchant account installations and the related processing volume were primarily responsible for the increases in the amortization of both the capitalized customer deferred acquisition costs and signing bonuses.

Depreciation and amortization expenses increased 8.4% from $1.3 million for the three months ended June 30, 2005 to $1.4 million for the three months ended June 30, 2006. The increase was primarily due to the purchase of information technology equipment to support the network and the development of HPS Exchange and Passport, which is our own internally developed back-end processing system. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over three to five years. The amount capitalized increased from $410,000 for the three months ended June 30, 2005 to $461,000 for the three months ended June 30, 2006. The total amount of capitalized projects placed in service for the three months ended June 30, 2006 and 2005 was $888,000 and $415,000, respectively. Beginning January 1, 2006, depreciation and amortization expense associated with our service center was included in processing and servicing expense. For the three months ended June 30, 2006, service center-related depreciation and amortization expense was $0.3 million.

General and administrative. General and administrative expenses increased 26.8% from $9.3 million for the three months ended June 30, 2005 to $11.8 million for the three months ended June 30, 2006. The increase was primarily due to added costs necessary to continue building our corporate, information technology and marketing infrastructure to support our growth. This includes costs incurred in converting our merchants to Passport, our back-end processing system. As of May 1, 2006, our conversion to Passport was substantially complete with approximately 97% of our merchants processing on Passport.

Also contributing to the increase in general and administrative expenses for the three months ended June 30, 2006 was $335,000 for matching payroll tax expense related to gains employees realized on the exercise of non-qualified stock options, $520,000 of general and administrative expenses incurred by Debitek, and $229,000 for SFAS No. 123R compensation expense. General and administrative expenses as a percentage of total revenue declined from 4.4% for the three months ended June 30, 2005 to 4.2% for the three months ended June 30, 2006, as revenue growth outpaced the increase in expenses. Our payroll operation’s general and administrative expenses increased by 40.5% from $511,000 for the three months ended June 30, 2005 to $718,000 for the three months ended June 30, 2006.

Income from operations. For the reasons described above, income from operations improved from $8.1 million for the three months ended June 30, 2005 to $12.1 million for the three months ended June 30, 2006. Our operating margin, which is measured as operating income divided by net revenue, was 19.2% for the three months ended June 30, 2006, compared to 16.7% for the three months ended June 30, 2005.

Interest income. Interest income increased from $111,000 for the three months ended June 30, 2005 to $453,000 for the three months ended June 30, 2006, due primarily to an increase in the amount of cash available for investment and higher interest rates.

Interest expense. Interest expense decreased from $538,000 for the three months ended June 30, 2005 to $224,000 for the three months ended June 30, 2006. Most of our interest expense arises from the practice of having our sponsor bank advance interchange fees to most of our merchants. In August 2005, we began using a portion of our available cash to fund these advances. These advances to our merchants are funded first with our cash available for investment, then by incurring a payable to our sponsor bank when that cash has been expended. We pay the sponsor bank the prime rate on these payables. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants. Interest expense for the three months ended June 30, 2005 also included $44,000 of interest expense recorded on a revolver advance facility and line of credit which we paid off in August 2005 using proceeds from our initial public offering.

Fair value adjustment for warrants with mandatory redemption provisions. We recognized expense of $202,000 during the three months ended June 30, 2005 to adjust the warrants’ carrying value to $11.00 per share, the estimated fair value on that date. The warrants were exercised on August 16, 2005.

Other, net. Other income of $17,000 was recorded in the three months ended June 30, 2006.

Income Tax. Income taxes for the three months ended June 30, 2006 were $4.9 million reflecting an effective tax rate of 39.9%. This represented a reduction from an effective tax rate of 41.2% for the three months ended June 30, 2005, which resulted in income tax expense of $3.1 million. The reduction in the effective tax rate was due to lower state and local income taxes in 2006 and the impact of the fair value adjustment for warrants included in the three months ended June 30, 2005.

Net income. As a result of the above factors, net income increased from $4.4 million for the three months ended June 30, 2005 to $7.4 million for the three months ended June 30, 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Six Months Ended June 30, 2006	% of Total Revenue	Six Months Ended June 30, 2005	% of Total Revenue	Change
					Amount	%
Total Revenues	$514,855	100.0%	$379,557	100.0%	$135,298	35.6%
Costs of Services:
Interchange	376,770	73.2%	275,550	72.6%	101,220	36.7%
Dues and assessments	18,812	3.7%	14,314	3.8%	4,498	31.4%
Processing and servicing	57,762	11.2%	42,353	11.2%	15,409	36.4%
Customer acquisition costs	16,495	3.2%	13,241	3.5%	3,254	24.6%
Depreciation and amortization	2,801	0.5%	2,609	0.7%	192	7.4%

Total costs of services	472,640	91.8%	348,067	91.7%	124,573	35.8%
General and administrative	23,790	4.6%	18,279	4.8%	5,511	30.1%

Total expenses	496,430	96.4%	366,346	96.5%	130,084	35.5%

Income from operations	18,425	3.6%	13,211	3.5%	5,214	39.5%

Other income (expense):
Interest income	830	0.2%	183	—	647	353.6%
Interest expense	(344)	(0.1)%	(973)	(0.3)%	629	(64.6)%
Fair value adjustment for warrants with mandatory redemption provisions	—	—	(292)	(0.1)%	292	100.0%
Other, net	831	0.2%	7	—	824	nm

Total other income (expense)	1,317	0.3%	(1,075)	(0.3)%	2,392	222.5%

Income before income taxes	19,742	3.8%	12,136	3.2%	7,606	62.7%
Provision for income taxes	7,909	1.5%	5,061	1.3%	2,848	56.3%

Net income	$11,833	2.3%	$7,075	1.9%	$4,758	67.3%

Revenue. Total revenues increased 35.6% from $379.6 million for the six months ended June 30, 2005 to $514.9 million for the six months ended June 30, 2006, primarily as a result of a 33.9% increase in our gross processing revenue from $375.0 million for the six months ended June 30, 2005 to $502.3 million for the six months ended June 30, 2006. Our processing volume for the six months ended June 30, 2006 increased 31.5% to $20.2 billion, compared to $15.3 billion for the six months ended June 30, 2005. The increases in gross processing revenue and processing volume were primarily attributable to a net increase in merchant accounts, with the number of bank card merchant accounts growing by approximately 23.0% from 101,500 as of June 30, 2005 to 124,800 as of June 30, 2006. The increase in new merchant accounts during this period was primarily the result of the growth in our sales force, combined with improved production from our existing sales force. Gross processing revenue also increased as the result of passing the April 1, 2005 increases in interchange fees assessed by card issuing banks through to our merchants.

Total revenues also include payroll processing fees and equipment-related income. Payroll processing fees increased by 31.9% from $2.2 million for the six months ended June 30, 2005 to $2.9 million in for the six months ended June 30, 2006 primarily due to the increase in the number of payroll processing customers from 2,477 at June 30, 2005 to 3,482 at June 30, 2006.

Equipment-related income increased by $7.3 million, from $2.3 million for the six months ended June 30, 2005 to $9.6 million for the six months ended June 30, 2006, primarily due to $3.0 million of revenues contributed by Debitek, which we acquired as of January 1, 2006, and the increase in the number of new card processing merchants installed.

Costs of services. Costs of services increased 35.8% from $348.1 million for the six months ended June 30, 2005 to $472.6 million for the six months ended June 30, 2006, due primarily to an increase in interchange fees, which resulted from higher processing volume. Costs of services represented 91.8% and 91.7% of total revenue in the six months ended June 30, 2006 and June 30, 2005, respectively.

Interchange fees increased 36.7% from $275.6 million for the six months ended June 30, 2005 to $376.8 million for the six months ended June 30, 2006 and represented 73.2% and 72.6% of total revenue for the six months ended June 30, 2006 and 2005, respectively. In addition to increasing due to higher processing volume and April 1, 2005 increases in interchange fees charged by issuing banks, interchange expense for the six months ended June 30, 2006 increased by $2.0 million for a first quarter of 2006 change in our estimate of the amount of on-line debit interchange expense we accrue. The change in estimate was based on new information which became available to us. Interchange expense for the six months ended June 30, 2006 also included interchange adjustments we paid to our merchants resulting from our conversion to Passport. Dues and assessments increased 31.4% from $14.3 million for the six months ended June 30, 2005 to $18.8 million in for the six months ended June 30, 2006 also due to the increased processing volume. As a percentage of total revenue, dues and assessments declined from 3.8% for the six months ended June 30, 2005 to 3.7% for the six months ended June 30, 2006. Net revenue, which is defined as total revenues less interchange fees and dues and assessments, increased 33.0% from $89.7 million for the six months ended June 30, 2005 to $119.3 million for the six months ended June 30, 2006.

Processing and servicing expense for the six months ended June 30, 2006 increased by $15.4 million, or 36.4%, compared with the six months ended June 30, 2005, but processing and servicing expense as a percentage of total revenue remained consistent at 11.2% for the six months ended June 30, 2006 and the six months ended June 30, 2005. The increase in processing and servicing expense was due primarily to processing costs associated with increased processing volume, increases in the cost of bankcard terminals, prepaid card and stored value hardware deployed (including $1.9 million for the costs of Debitek equipment deployed), a $3.4 million increase in residual commission payments to our salespersons related to their portion of the growth in our gross margin, and increases in the costs of operating our service center, including the number of support personnel and depreciation and amortization. The increase in processing and servicing as a percentage of total revenue for the six months ended June 30, 2006 was mitigated by leveraging the lower costs of our internally developed front-end processing system, HPS Exchange. Transactions processed on HPS Exchange represented approximately 60% of our total processing transactions during the six months ended June 30, 2006 compared to 52% during the six months ended June 30, 2005. We expect the increasing share of HPS Exchange in our total merchant base to continue in the future. As of May 1, 2006, our conversion to Passport was substantially complete and we were performing the back-end processing for approximately 97% of our merchants on Passport. We expect to realize the lower cost benefits of processing on Passport in future periods. Included in processing and servicing expense was $1.2 million of payroll processing costs in the six months ended June 30, 2006, which increased 77.4% from $0.7 million in the six months ended June 30, 2005.

Customer acquisition costs increased 24.6% from $13.2 million for the six months ended June 30, 2005 to $16.5 million for the six months ended June 30, 2006. The net amortization of signing bonuses increased from $6.7 million for the six months ended June 30, 2005 to $10.4 million for the six months ended June 30, 2006, while the amortization of capitalized customer deferred acquisition costs grew from $4.8 million for the six months ended June 30, 2005 to $6.4 million for the six months ended June 30, 2006. Increases in new merchant account installations and the related processing volume were primarily responsible for the increases in the amortization of both the capitalized customer deferred acquisition costs and signing bonuses.

Depreciation and amortization expenses increased 7.4% from $2.6 million for the six months ended June 30, 2005 to $2.8 million for the six months ended June 30, 2006. The increase was primarily due to the purchase of information technology equipment to support the network and the development of HPS Exchange and Passport, which is our own internally developed back-end processing system. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over three to five years. The amount capitalized increased from $0.8 million for the six months ended June 30, 2005 to $1.3 million for the six months ended June 30, 2006. The total amount of capitalized projects placed in service for the six months ended June 30, 2006 and 2005 was $1.3 million and $0.5 million, respectively. Beginning January 1, 2006, depreciation and amortization expense associated with our servicing center was included in processing and servicing expense. For the six months ended June 30, 2006, service center related depreciation and amortization expense was $0.7 million.

General and administrative. General and administrative expenses increased 30.1% from $18.3 million for the six months ended June 30, 2005 to $23.8 million for the six months ended June 30, 2006. The increase was primarily due to added costs necessary to continue building our corporate, information technology and marketing infrastructure to support our growth. This includes costs incurred in converting our merchants to Passport, our back-end processing system. As of May 1, 2006, 97% of our merchants were converted to Passport.

Also contributing to the increase in general and administrative expenses for the six months ended June 30, 2006 was $1.0 million for matching payroll tax expense related to gains employees realized on the exercise of non-qualified stock options, $1.2 million of general and administrative expenses incurred by Debitek, and $461,000 for SFAS No. 123R compensation expense. General and administrative expenses as a percentage of total revenue declined from 4.8% for the six months ended June 30, 2005 to 4.6% for the six months ended June 30, 2006, as revenue growth outpaced the increase in expenses. Our payroll operation’s general and administrative expenses increased by 49.4% from $966,000 for the six months ended June 30, 2005 to $1.4 million for the six months ended June 30, 2006.

Income from operations. For the reasons described above, income from operations improved from $13.2 million for the six months ended June 30, 2005 to $18.4 million for the six months ended June 30, 2006. Our operating margin, which is measured as operating income divided by net revenue, was 15.4% for the six months ended June 30, 2006, compared to 14.7% for the six months ended June 30, 2005. Our operating income and operating margin for the six months ended June 30, 2006 was unfavorably impacted by the $2.0 million recorded for the change in estimate of debit interchange expense; excluding that amount, our operating margin would have been 16.8% for the six months ended June 30, 2006.

Interest income. Interest income increased from $183,000 for the six months ended June 30, 2005 to $830,000 for the six months ended June 30, 2006, due primarily to an increase in the amount of cash available for investment and higher interest rates.

Interest expense. Interest expense decreased from $973,000 for the six months ended June 30, 2005 to $344,000 for the six months ended June 30, 2006. Most of our interest expense arises from the practice of having our sponsor bank advance interchange fees to most of our merchants. In August 2005, we began using a portion of our available cash to fund these advances. These advances to our merchants are funded first with our cash available for investment, then by incurring a payable to our sponsor bank when that cash has been expended. We pay the sponsor bank the prime rate on these payables. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants. Interest expense for the six months ended June 30, 2005 also included $83,000 of interest expense recorded on a revolver advance facility and line of credit which we paid off in August 2005 using proceeds from our initial public offering.

Fair value adjustment for warrants with mandatory redemption provisions. We recognized expense of $292,000 during the six months ended June 30, 2005 to adjust the warrants’ carrying value to $11.00 per share, the estimated fair value on June 30, 2005. The warrants were exercised on August 16, 2005.

Other, net. Other income of $831,000 was recorded in the six months ended June 30, 2006 primarily reflecting a gain from the proceeds received from a legal settlement in the first quarter of 2006.

Income Tax. Income taxes for the six months ended June 30, 2006 were $7.9 million reflecting an effective tax rate of 40.1%. This represented a reduction from an effective tax rate of 41.7% for the six months ended June 30, 2005, which resulted in income tax expense of $5.1 million. The reduction in the effective tax rate was due to lower state and local income taxes in 2006 and the impact of the fair value adjustment for warrants included in the six months ended June 30, 2005.

Net income. As a result of the above factors, net income increased from $7.1 million for the six months ended June 30, 2005 to $11.8 million for the six months ended June 30, 2006.

Balance Sheet Information

	June 30, 2006	December 31, 2005
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$20,892	$17,747
Receivables	100,859	93,756
Current tax asset	25,304	1,602
Capitalized customer acquisition costs, net	50,473	42,930
Property and equipment, net	20,880	17,661
Total assets	231,978	183,685

Due to sponsor bank	37,383	34,530
Accounts payable	28,060	25,339
Accrued buyout liability:
Current portion	10,949	10,478
Long-term portion	19,464	17,996
Total liabilities	114,004	103,634
Total stockholders’ equity	117,974	80,051

June 30, 2006 Compared to December 31, 2005

Total assets increased $48.3 million, or 26.3%, to $232.0 million at June 30, 2006 from $183.7 million at December 31, 2005 primarily due to increases in cash and cash equivalents, current tax assets, capitalized customer acquisition costs, receivables and property and equipment, net. Cash and cash equivalents increased by $3.1 million or 17.7% as the result of cash flow from operations (see “—Liquidity and Capital Resources — Cash Flow (Used In) Provided By Operating Activities” for more detail). Current tax assets increased $23.7 million primarily due to recognizing a current tax asset of $25.2 million during the six months ended June 30, 2006 reflecting tax benefits we will realize through reduced estimated current income tax payments we will make over the remainder of 2006 and by recovering the estimated tax payments we made during the six months ended June 30, 2006. These tax benefits reflect tax deductions which accrued to us as our employees exercised non-qualified stock options and made disqualifying dispositions of shares acquired through the exercise of incentive stock options during the six months ended June 30, 2006.

Receivables, which primarily result from our practice of advancing interchange fees to most of our merchants during the processing month and collecting those fees from our merchants at the beginning of the following month, increased $7.1 million, or 7.6%, to $100.9 million at June 30, 2006 from $93.8 million at December 31, 2005. This increase in receivables from merchants was primarily due the impact of an increase in June 2006 monthly processing volume over December 2005 monthly processing volume. For the month of June 2006, our processing volume was $3.8 billion, compared to processing volume of $3.2 billion during the month of December 2005. Partially offsetting the impact of higher processing volume on receivables was the repayment of receivables from December 31, 2005 related to transactions processed for those merchants we had converted to Passport as of December 31, 2005. In August 2005, we began using a portion of our available cash to fund the advances of interchange fees to our merchants. These advances to our merchants are funded first with our cash available for investment, then by incurring a payable to our sponsor bank when that cash has been expended. At June 30, 2006, we had used $37.2 million of our available cash to fund merchant advances. The amount due to our sponsor bank was $37.4 million at June 30, 2006 and $34.5 million at December 31, 2005. The payable to our sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants.

Capitalized customer acquisition costs increased $7.5 million, or 17.6%, from December 31, 2005 as a result of increases in the number of merchants we service. Property and equipment increased $3.2 million, or 18.2%, due to continued building of our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and Passport.

Total stockholders’ equity increased $37.9 million from December 31, 2005 primarily due to tax benefits recorded in additional-paid-in capital related to employees’ exercise of stock options, which contributed $25.2 million, and our net income of $11.8 million recorded in the six months ended June 30, 2006. An increase in stockholders’ equity for proceeds received from the exercise of employee stock options, which amounted to $20.6 million, was mostly offset by the purchase of 873,900 treasury shares at a cost of $20.2 million.

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

In February 2006, we acquired Debitek, a prepaid card and stored-value card solutions provider, for a net cash payment of $3.5 million. The acquisition of Debitek provides us with a proven platform in the stored-value and prepaid cards market, particularly with respect to small-dollar payment applications. This acquisition is not expected to have a material impact on earnings in the near term.

Our cash needs are funded primarily by cash flow from our operating activities and our agreement with our sponsor bank to fund merchant advances. We believe that our current cash and investment balances, cash generated from operations and our agreement with our sponsor bank to fund merchant advances will provide sufficient liquidity to meet our anticipated needs for capital for at least the next twelve months, and currently anticipate no liquidity challenges over a longer term. Our working capital, defined as current assets less current liabilities, was positive at June 30, 2006 and December 31, 2005. Each funding source and use is described in more detail below.

At June 30, 2006, we had cash and cash equivalents totaling $20.9 million and at December 31, 2005, we had cash and cash equivalents totaling $17.7 million.

Cash Flow (Used in) Provided by Operating Activities. Net cash used in operating activities was $12.3 million for the six months ended June 30, 2006, compared to net cash provided by operating activities of $8.2 million for the six months ended June 30, 2005.

Our reported cash flow from operating activities was unfavorably impacted for the six months ended June 30, 2006 by the adoption of SFAS No. 123R and SFAS No. 95, Statement of Cash Flow, as amended. With the adoption of these statements, the amount of tax benefits in excess of the amount of SFAS No. 123R compensation cost recognized resulting from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options (referred to as “excess tax benefits” in this document), are classified as a cash inflow from financing activities on our Statement of Cash Flow and a cash outflow from operating activities. For the six months ended June 30, 2006, our operating cash flow was reduced by the classification of $25.2 million of excess tax benefits as cash inflow from financing activities.

The following table presents the components of our cash flow from operating activities for the six months ended June 30, 2006, compared with the six months ended June 30, 2005. This table includes a breakout of the $25.2 million of excess tax benefits showing the $4.2 million portion of excess tax benefits which reduced actual estimated tax payments we made during the six months ended June 30, 2006. This $4.2 million reduction of estimated tax payments would have been classified as cash inflow from financing activities under the previous cash flow presentation requirements of APB No. 25. The table also shows the $21.0 million of excess tax benefits which are a current tax receivable as of June 30, 2006 and are expected to be realized as reductions of future period estimated tax payments. Before reducing our cash flows from operating activities for the $21.0 million current tax receivable, our cash flow from operations for the six months ended June 30, 2006 would have been a positive $8.7 million. This $8.7 million reflects the amount of cash flow from operating activities that we would have reported under the previous cash flow presentation requirements of APB No. 25.

	Six Months Ended June 30,
	2006		2005
Net income	$11,833		$7,075
Adjustments for non-cash items included in net income:
Amortization and depreciation	20,367		14,135
Stock-based compensation	461		—
Deferred taxes	(101)		(638)
Other non-cash items included in net income, net	—		325

Adjustments for changes in operating assets and liabilities:
Payment of signing bonuses, net	(15,955)		(9,742)
Payouts of accrued buyout liability	(6,144)		(4,982)
Excess tax benefits realized as reductions of actual estimated tax payments	(4,200	)(a)	—
Other changes in operating assets and liabilities, net	2,486		1,997

Cash flow from operating activities before deduction of the current receivable for excess tax benefits	8,747		8,170

Less:
Current receivable for excess tax benefits which are expected to be realized as reductions of future estimated tax payments	(21,002	)(a)	—

Net cash (used in) provided by operating activities	$(12,255)		$8,170

(a)	The combined $25.2 million of excess tax benefits realized as reductions of actual estimated tax payments plus the current receivable for excess tax benefits has been reported as a cash inflow from financing activities.

Key sources of operating cash flows were our net income as adjusted for deferred taxes, depreciation and amortization, and share-based compensation expense. Other major determinants of operating cash flow are net signing bonus payments, which consume increasing amounts of operating cash as our new merchant installation activity rises, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout liability” for more information. Net signing bonuses of $16.0 million and $9.7 million, respectively, were paid in the six months ended June 30, 2006 and 2005. In the six months ended June 30, 2006 and 2005, we reduced the accrued buyout liability by making buyout payments of $6.1 million and $5.0 million, respectively.

Contained within changes in operating assets and liabilities is the change in receivables, which is typically offset by changes in due to sponsor bank and accounts payable. This offset occurs because our largest receivable is from our merchants and is primarily associated with the practice of having our sponsor bank advance interchange fees to most of our merchants. This practice results in our largest operating payable, “due to sponsor bank.” In August 2005, we began using a portion of our available cash to fund the advances of interchange fees to our merchants, thereby using operating cash to pay down our payable to our sponsor bank. Advances to our merchants are funded first with our available cash, then by incurring a payable to our sponsor bank when that cash has been expended. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants

Cash Flow Used in Investing Activities. Net cash used in investing activities was $10.1 million for the six months ended June 30, 2006, compared to $6.0 million for the six months ended June 30, 2005. In January 2006, we made a $0.5 million strategic investment in convertible preferred stock issued by Parcxmart Technologies, Inc. (“Parcxmart”). This investment further solidifies our marketing alliance with Parcxmart under which we provide merchant acquirer services and offer bank card processing services to those merchants who use Parcxmart’s smart card payment system. In February 2006, we made a net cash payment of $3.5 million to acquire Debitek, Inc.

During each period, we used cash to fund capital expenditures. Total capital expenditures for the six months ended June 30, 2006 were $6.3 million, an increase of $0.6 million from the $5.7 million invested in the six months ended June 30, 2005. These expenditures were primarily related to the continued building of our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and Passport. We anticipate that these expenditures may increase as we further develop our technology. In addition, our subsidiary, Heartland Payroll Company, has invested a portion of the cash balances it held in securities that are classified on our balance sheet as investments. We invest in federal, federal agency and corporate debt obligations with maturities of up to four years and no less than a Baa rating.

Cash Flow Provided By (Used in) Financing Activities. Net cash provided by financing activities was $25.5 million for the six months ended June 30, 2006. Net cash used in financing activities was $1.1 million for the six months ended June 30, 2005. Cash provided by financing activities during the six months ended June 30, 2006 was favorably impacted by the proceeds received from employees exercising stock options and from excess tax benefits. However, the cash proceeds received from the exercise of employee stock options were used to repurchase shares of our common stock.

During the six months ended June 30, 2006, employees exercised stock options generating cash in the aggregate amount of $20.6 million. During the six months ended June 30, 2005, employees exercised stock options generating cash of $108,000.

During the six months ended June 30, 2006, we reported as a financing cash inflow, $25.2 million of excess tax benefits resulting from employees exercising stock options. The $25.2 million was also reported as an operating cash outflow. However, only $4.2 million of the $25.2 million excess tax benefits was realized as a reduction of the estimated tax payments we made during the six months ended June 30, 2006. See “— Cash Flow (Used In) Provided By Operating Activities” for more detail.

Offsetting the cash provided from employees’ exercise of stock options during the six months ended June 30, 2006 was the use of $20.2 million of cash to repurchase 873,900 shares of our common stock. See “— Common Stock Repurchases” for more information.

During the six months ended June 30, 2006 and 2005, we paid down financing arrangements and borrowings in the amounts of $112,000 and $1.2 million, respectively.

Common Stock Repurchases. On January 13, 2006, our Board of Directors authorized management to repurchase up to the lesser of (a) 1,000,000 shares of our common stock or (b) $25,000,000 worth of our common stock in the open market.

On August 1, 2006, our board of directors authorized management to repurchase up to 1,000,000 shares of our common stock in the open market. This authorization is in addition to the 1,000,000 common shares which the board of directors had authorized on January 13, 2006. Under the January 13, 2006 authorization, we had repurchased 873,900 shares of our common stock during the six months ended June 30, 2006 at a cost of $20.2 million, or $23.09 per share. We intend to use these authorizations to repurchase shares opportunistically as a means of offsetting dilution from shares issued upon the exercise of options under employee benefit plans. We have no obligation to repurchase shares under the authorization, and the specific timing and amount of the stock repurchase will vary based on market conditions, securities law limitations and other factors. The stock repurchase will be executed utilizing our cash resources including the proceeds of stock options exercises.

Dividends on Common Stock. On August 1, 2006, our board of directors declared an initial quarterly cash dividend of $0.025 per share of common stock, which will be payable on September 15, 2006 to stockholders of record as of August 25, 2006.

Contractual Obligations. The Visa and MasterCard associations generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of our transactions involve the delivery of the product or service at the time of the transaction, a good estimate of our exposure to chargebacks is the last four months’ processing volume on our portfolio, which was $14.3 billion and $12.0 billion for the four months ended June 30, 2006 and December 31, 2005, respectively. However, for the four months ended June 30, 2006 and December 31, 2005, we were presented with $7.3 million and $6.6 million, respectively, of chargebacks by issuing banks. In the six months ended June 30, 2006 and the 2005 full year, we incurred merchant credit losses of $0.7 million and $1.2 million, respectively, on total dollar volume processed of $20.2 billion and $33.7 billion, respectively. These credit losses are included in processing and servicing expense in our consolidated statements of operations.

The following table reflects our significant contractual obligations as of June 30, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Processing providers (a)	$24,225	$8,433	$11,165	$4,627	$—
Financing arrangement (expected payments, including interest)	322	251	71	—	—
Telecommunications providers	5,291	3,503	1,788	—	—
Office and equipment leases	6,544	1,967	2,352	1,262	963
Land, construction and equipment (b)	3,037	2,926	111	—	—

	$39,419	$17,080	$15,487	$5,889	$963

(a)	We have agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. These third-party processors include TSYS Acquiring Solutions (formerly Vital Processing Services), KeyBank, N.A., First Data Corporation, Chase Paymentech Solutions and Global Payments, Inc. Our agreements with third-party processors require us to submit a minimum monthly number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay them the fees that they would have received if we had submitted the required minimum number or volume of transactions. We entered into a new contract with TSYS Acquiring Solutions, our main third party processor, on March 29, 2006.
(b)	These amounts relate to contractual commitments we have for developing land and constructing our new Service Center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with the development of this site. Through June 30, 2006, we have spent approximately $2.4 million of our cash on our new Service Center, including $1.7 million to acquire land, and over the next fifteen months we expect to spend approximately $20.0 million more on its development, including the contractual obligations in the above table. We are currently pursuing alternative credit facilities with several financial institutions for financing these development costs.

In addition, we record a payable to KeyBank each month in conjunction with our monthly processing activities. This amount was $37.4 million as of June 30, 2006. This amount is repaid on the first business day of the following month out of the fees collected from our merchants.

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

Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is to changes in interest rates. During each month, KeyBank advances interchange fees to most of our merchants so that during the month we apply a portion of our available cash to fund these advances and we build up a significant payable to KeyBank, bearing interest at the prime rate. At June 30, 2006, our payable to KeyBank was $37.4 million. This advance is repaid on the first business day of the following month out of fee collections from our merchants. During the quarter ended June 30, 2006 the average daily interest-bearing balance of that loan was approximately $10.5 million and was directly related to our processing volume. A hypothetical 100 basis point change in short-term interest rates would result in a change of approximately $105,000 in annual pre-tax income.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities of up to three years. At June 30, 2006, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $20,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $23,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $20,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $23,000.

We do not hold or engage in the trading of derivative financial, commodity or foreign exchange instruments. All of our business is conducted in U.S. dollars.

Office Facilities

Our principal executive offices are located in approximately 9,300 square feet of leased office space on Nassau Street in Princeton, New Jersey. This lease expires in May 2013. We also lease 15,940 square feet of office space in Cleveland, Ohio under a lease that expires on June 30, 2012, 7,000 square feet in Scottsdale, Arizona under a lease that expires on October 31, 2006, 57,000 square feet in Jeffersonville, Indiana under leases that expire between July 17, 2007 and April 30, 2009, and 16,759 square feet in Frisco, Texas under a lease that expires on October 31, 2008. Through an acquisition, we also occupy 9,461 square feet of office space in Chattanooga, Tennessee with a lease expiring on January 31, 2009. We believe that these facilities are adequate for our current operations. Each of these leases, other than the Frisco lease, is renewable. We will not be renewing the Scottsdale lease, because we expect to reduce our space requirements in that location to approximately 2,000 square feet.

Prior to October 2005, our principal executive offices were located in approximately 5,000 square feet of leased office space on Hulfish Street in Princeton, New Jersey. The Hulfish Street lease expires September 2007 and we are attempting to sublet that space.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for the recognition and measurement of tax benefits associated with uncertain tax positions and defines criterion that an individual tax position must meet for any part of that position to be recognized or continue to be recognized in the financial statements. FIN No. 48 also adds disclosure requirements for the amounts of unrecognized tax benefits associated with uncertain tax positions. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that the application of FIN No. 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Quantitative and Qualitative Disclosures About Market Risk” for these disclosures.

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

Changes in Internal Controls

During the quarter ended June 30, 2006, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) Not applicable

(c) Purchases of Equity Securities

On January 13, 2006, our Board of Directors authorized management to repurchase up to the lesser of (a) 1,000,000 shares of our common stock or (b) $25,000,000 worth of our common stock in the open market. We intend to use the authorization to repurchase shares opportunistically as a means of offsetting dilution from shares issued upon the exercise of options under our employee benefit plans. We have no obligation to repurchase shares under the authorization, and the specific timing and amount of the common stock repurchase will vary based on market conditions, securities law limitations and other factors. The common stock repurchase will be executed utilizing our available cash resources including the proceeds we receive from the exercise of stock options. The following table presents information with respect to those purchases of our common stock made during the three months ended June 30, 2006:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
During the Month Ended:
April 30, 2006	—	—	—		—
May 31, 2006	144,600	$27.31	144,600		138,800
June 30, 2006	12,700	$26.50	12,700		126,100

Totals for the three months ended June 30, 2006	157,300	$27.25	157,300	(a)

(a)	Total number of shares purchased as part of a publicly announced plan, since the announcement of that plan, were 873,900 shares at an average price of $23.09 per share.

On August 1, 2006, our board of directors authorized management to repurchase up to 1,000,000 shares of our common stock in the open market. This authorization is in addition to the 1,000,000 common shares which the board of directors had authorized on January 13, 2006.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The following proposal was voted upon at the Company’s 2006 Annual Meeting of Stockholders held on May 15, 2006:

(a)	To elect seven Directors to the Company’s Board of Directors for terms expiring at the 2007 Annual Meeting, or until their successors are duly elected and qualified as provided in the Company’s By-Laws.

The election of all seven Directors was approved at the annual meeting. The voting results were as follows:

Election of Directors:	Shares Voted For	Shares Withheld
Robert O. Carr	30,246,331	128,114
Scott L. Bok	30,300,286	74,159
Mitchell L. Hollin	30,211,999	162,446
Robert H. Niehaus	30,211,599	162,846
Marc J. Ostro, Ph.D	27,026,124	3,348,321
Jonathan J. Palmer	30,129,201	245,244
George F. Raymond	27,026,124	3,348,321

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number		Description

31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*10.32	**	Form of Nonqualified Stock Option Agreement

*10.33	**	Letter Agreement dated May 8, 2006 between Heartland Payment Systems, Inc. and Michael C. Hammer concerning terms of employment.

*10.34	**	Form of Employee Confidential Information and Noncompetition Agreement entered into by each of Robert O. Carr, Robert H.B. Baldwin, Jr., Brooks L. Terrell and Sanford C. Brown with Heartland Payment Systems, Inc.

*10.35	**	Supplement No. I to Employee Confidential Information and Noncompetition Agreement by and between Robert H.B. Baldwin, Jr. and Heartland Payment Systems, Inc.

*10.36	**	Employee Confidential Information and Noncompetition Agreement entered into December 1, 2004 by and between Thomas M. Sheridan and Heartland Payment Systems, Inc.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2006

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

By:	/s/ Robert O. Carr
Robert O. Carr
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert H.B. Baldwin, Jr.
Robert H.B. Baldwin, Jr.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description

31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*10.32	**	Form of Nonqualified Stock Option Agreement

*10.33	**	Letter Agreement dated May 8, 2006 between Heartland Payment Systems, Inc. and Michael C. Hammer concerning terms of employment.

*10.34	**	Form of Employee Confidential Information and Noncompetition Agreement entered into by each of Robert O. Carr, Robert H.B. Baldwin, Jr., Brooks L. Terrell and Sanford C. Brown with Heartland Payment Systems, Inc.

*10.35	**	Supplement No. I to Employee Confidential Information and Noncompetition Agreement by and between Robert H.B. Baldwin, Jr. and Heartland Payment Systems, Inc.

*10.36	**	Employee Confidential Information and Noncompetition Agreement entered into December 1, 2004 by and between Thomas M. Sheridan and Heartland Payment Systems, Inc.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.