Form 10-Q
period 2006-09-30
HEARTLAND PAYMENT SYSTEMS INC
filed 2006-11-13
CIK 1144354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 6, 2006, there were 37,151,492 shares of the registrant’s Common Stock, $.001 par value, outstanding.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$23,251	$17,747
Receivables, net	98,265	93,756
Investments	2,522	2,141
Inventory	2,360	714
Prepaid expenses	1,427	1,979
Current tax asset	23,786	1,602
Current deferred tax assets, net	806	1,492

Total current assets	152,417	119,431
Capitalized customer acquisition costs, net	53,341	42,930
Deferred tax assets, net	4,059	3,477
Property and equipment, net	22,289	17,661
Goodwill and intangible assets	1,767	—
Deposits and other assets	118	186

Total assets	$233,991	$183,685

Liabilities and stockholders’ equity
Current liabilities:
Due to sponsor bank	$28,450	$34,530
Accounts payable	28,127	25,339
Current portion of accrued buyout liability	11,186	10,478
Merchant deposits and loss reserves	4,514	7,450
Accrued expenses and other liabilities	9,614	7,407
Current portion of borrowings and financing arrangements	243	261

Total current liabilities	82,134	85,465
Long-term portion of borrowings and financing arrangements	—	173
Long-term portion of accrued buyout liability	21,051	17,996

Total liabilities	103,185	103,634

Commitments and contingencies (Note 11)	—	—

Stockholders’ equity
Common Stock, $0.001 par value, 100,000,000 shares authorized; 38,193,179 and 34,222,114 shares issued at September 30, 2006 and December 31, 2005; 37,131,679 and 34,200,114 shares outstanding at September 30, 2006 and December 31, 2005	38	34
Additional paid-in capital	150,561	96,417
Accumulated other comprehensive loss	(19)	(26)
Retained earnings (Accumulated deficit)	5,165	(15,879)
Treasury stock, at cost (1,061,500 and 22,000 shares at September 30, 2006 and December 31, 2005)	(24,939)	(495)

Total stockholders’ equity	130,806	80,051

Total liabilities and stockholders’ equity	$233,991	$183,685

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total Revenues	$293,790	$228,092	$808,645	$607,648

Costs of Services:
Interchange	215,656	168,550	592,426	444,100
Dues and assessments	10,920	8,624	29,732	22,938
Processing and servicing	30,894	22,567	88,656	64,919
Customer acquisition costs	8,774	7,037	25,269	20,278
Depreciation and amortization	1,602	1,447	4,403	4,056

Total costs of services	267,846	208,225	740,486	556,291
General and administrative	11,699	10,169	35,489	28,448

Total expenses	279,545	218,394	775,975	584,739

Income from operations	14,245	9,698	32,670	22,909

Other income (expense):
Interest income	431	239	1,261	422
Interest expense	(264)	(418)	(608)	(1,391)
Fair value adjustment for warrants with mandatory redemption provisions	—	(2,620)	—	(2,912)
Gain on settlement of financing arrangement	—	5,140	—	5,140
Other, net	—	4	831	11

Total other income (expense)	167	2,345	1,484	1,270

Income before income taxes	14,412	12,043	34,154	24,179
Provision for income taxes	4,273	5,507	12,182	10,568

Net income	10,139	6,536	21,972	13,611

Income allocated to Series A Senior Convertible Preferred Stock	—	1,326	—	4,728

Net income attributable to Common Stock	$10,139	$5,210	$21,972	$8,883

Net income	$10,139	$6,536	$21,972	$13,611
Other comprehensive income, net of tax: Unrealized gains (losses) on investments	9	(8)	7	(12)

Comprehensive income	$10,148	$6,528	$21,979	$13,599

Earnings per common share:
Basic	$0.27	$0.21	$0.61	$0.46
Diluted	$0.25	$0.17	$0.55	$0.37

Weighted average number of common shares outstanding:
Basic	36,939	24,995	36,096	19,331
Diluted	39,955	38,647	39,921	36,864

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Nine Months Ended September 30, 2005:
Balance, January 1, 2005	7,619	$8	16,438	$8	$41,065	$(10)	$(34,972)	—	$6,099

Issuance of Common Stock — options exercised	—	—	1,446	1	6,429	—	—	—	6,430
Issuance of Common Stock on initial public offering	—	—	2,759	3	41,709	—	—	—	41,712
Accumulated other comprehensive loss	—	—	—	—	—	(12)	—	—	(12)
Conversion of preferred stock	(7,619)	(8)	13,333	13	(5)	—	—	—	—
Two for one stock split	—	—	—	8	(8)	—	—	—	—
Exercise of warrants	—	—	169	—	4,478	—	—	—	4,478
Net income for the period	—	—	—	—	—	—	13,611	—	13,611

Balance, September 30, 2005	—	—	34,145	$33	$93,668	$(22)	$(21,361)	—	$72,318

Nine Months Ended September 30, 2006:
Balance, January 1, 2006	—	—	34,200	$34	$96,417	$(26)	$(15,879)	$(495)	$80,051

Issuance of Common Stock — options exercised	—	—	3,971	4	25,719	—	—	—	25,723
Excess tax benefit on stock options exercised under SFAS No. 123R	—	—	—	—	27,661	—	—	—	27,661
Repurchase of Common Stock	—	—	(1,039)	—	—	—	—	(24,444)	(24,444)
Share-based compensation under SFAS No. 123R	—	—	—	—	764	—	—	—	764
Accumulated other comprehensive income	—	—	—	—	—	7	—	—	7
Dividends on common stock	—	—	—	—	—	—	(928)	—	(928)
Net income for the period	—	—	—	—	—	—	21,972	—	21,972

Balance, September 30, 2006	—	—	37,132	$38	$150,561	$(19)	$5,165	$(24,939)	$130,806

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$21,972	$13,611
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	25,758	17,842
Other depreciation and amortization	5,537	4,062
Share-based compensation	764	—
Deferred taxes	104	1,030
Gain on settlement of financing arrangement	—	(5,140)
Fair value adjustment for warrants with mandatory redemption provisions	—	2,912
Loss on disposal of property and equipment	—	33
Changes in operating assets and liabilities:
Increase in receivables	(3,500)	(10,027)
Increase in inventory	(546)	(662)
Payment of signing bonuses, net	(23,934)	(14,723)
Increase in capitalized customer acquisition costs	(12,235)	(9,402)
Decrease (increase) in prepaid expenses	544	(123)
Decrease in deposits and other assets	5,474	1
Excess tax benefits on options exercised under SFAS No. 123R	(27,661)	—
(Decrease) increase in due to sponsor bank	(6,081)	4,092
Increase (decrease) in accounts payable	1,913	(2,507)
Increase in accrued expenses and other liabilities	2,178	197
(Decrease) increase in merchant deposits and loss reserves	(2,936)	1,191
Payouts of accrued buyout liability	(7,983)	(11,420)
Increase in accrued buyout liability	11,746	11,838

Net cash (used in) provided by operating activities	(8,886)	2,805

Cash flows from investing activities
Purchase of investments	(1,061)	(410)
Maturities of investments	687	166
Acquisition of business, net of cash acquired	(3,453)	—
Proceeds from disposal of property and equipment	—	27
Purchases of property and equipment	(9,603)	(9,274)

Net cash used in investing activities	(13,430)	(9,491)

Cash flows from financing activities
Principal payments on borrowings and financing arrangements	(192)	(7,459)
Proceeds from exercise of stock options	25,723	6,430
Proceeds from sale of common stock	—	41,712
Excess tax benefits on options exercised under SFAS No. 123R	27,661	—
Repurchase of common stock	(24,444)	—
Dividends paid on common stock	(928)	—

Net cash provided by financing activities	27,820	40,683

Net increase in cash and cash equivalents	5,504	33,997
Cash and cash equivalents at beginning of year	17,747	13,237

Cash and cash equivalents at end of period	$23,251	$47,234

Supplemental cash flow information:
Cash paid during the period for:
Interest	$611	$1,339
Income taxes	6,604	11,312
Supplemental schedule of non-cash activities:
Amortization of other assets	$71	$112

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

September 30, 2006

(unaudited)

1. Organization and Operations

Basis of Financial Statement Presentation — The accompanying condensed consolidated financial statements include those of Heartland Payment Systems, Inc. (the “Company”) and its subsidiaries, Heartland Payroll Company (“HPC”) and Debitek, Inc. (“Debitek”). The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation. The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, the unaudited interim financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2006, its results of operations for the three and nine months ended September 30, 2006 and 2005 and its cash flows for the nine months ended September 30, 2006 and 2005. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2006. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the Company’s December 31, 2005 Annual Report on Form 10-K. The December 31, 2005 unaudited Condensed Consolidated Balance Sheet was derived from the audited 2005 Consolidated Financial Statements.

The officers and directors of the Company represent a majority of the outstanding shares, and so control the Company.

All outstanding common shares, average common shares, earnings per common share and conversion amounts related to stock options, warrants and Series A Senior Convertible Participating Preferred Stock have been adjusted retroactively to reflect a two-for-one stock split on July 26, 2005. On that date, the Company’s Board of Directors and stockholders also increased the number of authorized shares of common stock to 100,000,000 and the number of shares authorized under the 2000 Equity Incentive Plan to 11,000,000.

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

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include, among other things, the accrued buyout liability, capitalized customer acquisition costs, loss reserves, certain accounts payable and accrued expenses and certain tax assets and liabilities as well as the related valuation allowances, if any. Actual results could differ from those estimates. Interchange expense for the nine months ended September 30, 2006 included $2.0 million recorded in the quarter ended March 31, 2006 for a change in estimate of the amount of on-line debit interchange expense the Company accrues. The change in estimate was based on new information which became available to the Company.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

September 30, 2006

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

Capitalized Customer Acquisition Costs, net— Capitalized customer acquisition costs consist of (1) up-front signing bonus payments made to Relationship Managers and sales managers (the Company’s sales force) for the establishment of new merchant relationships, and (2) a deferred acquisition cost representing the estimated cost of buying out the commissions of vested sales employees. Pursuant to Staff Accounting Bulletin Topic 13, Revenue Recognition, and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins associated with merchant contracts. The capitalized customer acquisition costs are amortized using a method which approximates a proportional revenue approach over the initial three-year term of the merchant contract.

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

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of September 30, 2006 and December 31, 2005.

Merchant Deposits and Loss Reserves— Disputes between a cardholder and a merchant periodically arise due to the cardholder’s dissatisfaction with merchandise quality or the merchant’s service, and the disputes may not always be resolved in the merchant’s favor. In some of these cases, the transaction is ‘‘charged back’’ to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, the Company is liable for the full amount of the transaction. The Company may have partial recourse to the Relationship Manager originally soliciting the merchant contract, if the Relationship Manager is still receiving income from the merchant’s processing activities. Under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other (“FIN 45”), the Company’s obligation to stand ready to perform is minimal. The Company maintains deposits or the pledge of a letter of credit from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. The Company evaluates its ultimate risk and records an estimate of potential loss for chargebacks related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to recent processing volume levels. The Company believes that the liability recorded as loss reserves approximates fair value.

Accrued Buyout Liability— Relationship Managers and sales managers are paid residual commissions based on the gross margin generated by monthly merchant processing activity. The Company has the right,

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

September 30, 2006

(unaudited)

but is not obligated, to buy out some or all of these commissions, and intends to do so periodically. Such purchases of the commissions are at a fixed multiple of the last twelve months’ commissions. Because of the Company’s intent and ability to execute purchases of the residual commissions, and the mutual understanding between the Company and the Relationship Managers and sales managers, the Company has accounted for this deferred compensation arrangement pursuant to the substantive nature of the plan. The Company therefore records the amount that it would have to pay (the ‘‘settlement cost’’) to buy out non-servicing related commissions in their entirety from vested Relationship Managers and sales managers, and an accrual, based on their progress towards vesting, for those unvested Relationship Managers and sales managers who are expected to vest in the future. As noted above, as the liability increases over the first year of a merchant contract, the Company also records for currently vested Relationship Managers and sales managers a related deferred acquisition cost asset. The accrued buyout liability associated with unvested Relationship Managers and sales managers is not included in the deferred acquisition cost asset since future services are required in order to vest. Subsequent changes in the settlement cost, due to account attrition, same-store sales growth and changes in gross margin, are included in the same income statement caption as customer acquisition cost amortization expense.

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

Revenue— Revenues are mainly comprised of gross processing revenue, payroll processing revenue and equipment-related income. Gross processing revenue primarily consists of discount fees and per-transaction and periodic (primarily monthly) fees from the processing of Visa and MasterCard bank card transactions for merchants. The Company passes through to its customers any changes in interchange or association fees. Gross processing revenue also includes American Express and Discover fees, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, and other miscellaneous revenue. Payroll processing revenue includes periodic and annual fees charged by HPC for payroll processing services. Revenue is recorded as bank card transactions are processed or payroll services are performed. Equipment-related income includes revenues from the sale, rental and deployment of bank card terminals, and from the sale of hardware, software and associated services for prepaid card and stored-value card payment systems. Revenues are recorded at the time of shipment, or the provision of service.

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

Stock Options—The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (‘‘SFAS No. 123R’’) on January 1, 2006. This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under the fair value method. Pursuant to SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

September 30, 2006

(unaudited)

requisite service period. The Company elected to adopt the modified-prospective-transition method, as provided by SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this transitional method, the Company is required to record compensation expense for all awards granted after the date of adoption using the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R and for the unvested portion of previously granted awards using the grant-date fair value estimated in accordance with the provisions of SFAS No. 123.

Additionally, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows (“SFAS No. 95”), to require the excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid, which is included within operating cash flows. Accordingly, cash provided by operating activities decreased and cash provided by financing activities increased by $27.7 million related to excess tax benefits from share-based awards. The excess tax benefits result from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options.

The application of SFAS No. 123R had the following effects on reported amounts relative to amounts that the Company would have reported using the intrinsic value method under APB No. 25 for the three and nine month periods ended September 30, 2006 (in thousands, except per share data):

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Following APB No. 25	After Effect of Adopting SFAS No. 123R	Following APB No. 25	After Effect of Adopting SFAS No. 123R
Income from operations	$14,548	$14,245	$33,434	$32,670
Income before income taxes	14,715	14,412	34,918	34,154
Net income	10,368	10,139	22,585	21,972
Earnings per common share:
Basic	$0.28	$0.27	$0.63	$0.61
Diluted	$0.26	$0.25	$0.57	$0.55
Net cash provided by (used in) operating activities	$1,978	$3,369	$10,725	$(8,886)
Net cash provided by financing activities	3,691	2,300	8,209	27,820

Prior to the adoption of SFAS No. 123R, the Company accounted for its stock options using the intrinsic value method in which no compensation expense has been recognized for its share-based compensation plans because the options were granted at an exercise price greater than or equal to the estimated fair value at the grant date. The following table presents the effects on net income and basic and diluted net income per common share had the Company adopted the fair value method of accounting for share-based compensation under SFAS No. 123 for the three and nine months ended September 30, 2005 (in thousands, except per share data):

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

September 30, 2006

(unaudited)

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income	$6,536	$13,611
Deduct: Total share-based employee compensation expense determined under fair value-based method, net of related tax expense	1,848	3,767

Pro forma net income	4,688	9,844
Less: Income allocated to Series A Senior Convertible Participating Preferred Stock	951	3,430

Pro forma net income attributable to common stock	$3,737	$6,414

Earnings per share:
As reported:
Basic	$0.21	$0.46
Diluted	$0.17	$0.37
Pro forma:
Basic	$0.15	$0.33
Diluted	$0.12	$0.27

Basic earnings per share for the three and nine months ended September 30, 2005 was computed and presented under the two-class method and was based on the weighted average number of common shares outstanding and assumes an allocation of net income to the Series A Senior Convertible Participating Preferred Stock (the ‘‘Convertible Preferred’’) for the period or portion of the period that the Convertible Preferred was outstanding. The Convertible Preferred automatically converted into 13,333,334 shares of the Company’s common stock upon the August 16, 2005 closing of the Company’s initial public offering.

Diluted earnings per share for the three and nine months ended September 30, 2005 was computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options, warrants and conversion of Series A Senior Convertible Participating Preferred Stock, where dilutive. Weighted average shares outstanding and dilutive securities for the nine months ended September 30, 2005 have been adjusted to reflect a two-for-one stock split on July 26, 2005.

Recent Accounting Pronouncements — The FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”), in June 2006. FIN No. 48 clarifies the accounting for the recognition and measurement of tax benefits associated with uncertain tax positions and defines criterion that an individual tax position must meet for any part of that position to be recognized or continue to be recognized in the financial statements. FIN No. 48 also adds disclosure requirements for the amounts of unrecognized tax benefits associated with uncertain tax positions. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the application of FIN No. 48 will have a material effect on its consolidated financial position, results of operations or cash flows.

The FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), in September 2006. SFAS No. 157 establishes a single authoritative definition of fair value in generally accepted accounting principles (GAAP), sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The Company does not believe that the application of SFAS No. 157 will have a material effect on its consolidated financial position, results of operations or cash flows.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

September 30, 2006

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

The total purchase price was allocated as follows: $1.7 million to goodwill, $121,000 to intangible assets and $3.4 million to net tangible assets, including cash of $1.7 million.

4. Receivables

A summary of receivables by major class is as follows at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(In thousands)
Accounts receivable from merchants	$94,316	$91,288
Accounts receivable from others	4,123	2,536

	98,439	93,824
Less allowance for doubtful accounts	(174)	(68)

Total receivables, net	$98,265	$93,756

Included in accounts receivable from others are $1,833,000 and $1,519,000 which are due from employees at September 30, 2006 and December 31, 2005, respectively.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

September 30, 2006

(unaudited)

5. Capitalized Customer Acquisition Costs, Net

A summary of the capitalized customer acquisition costs, net, is as follows as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(In thousands)
Capitalized signing bonuses	$69,852	$54,388
Less accumulated amortization	(30,370)	(22,727)

	39,482	31,661

Capitalized customer deferred acquisition costs	38,408	26,172
Less accumulated amortization	(24,549)	(14,903)

	13,859	11,269

Capitalized Customer Acquisition Costs, Net	$53,341	$42,930

A summary of the activity in capitalized customer acquisition costs, net for the three and nine month periods ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Balance at beginning of period	$50,473	$38,419	$42,930	$34,247
Plus additions to:
Capitalized signing bonuses, net	7,979	4,981	23,934	14,723
Capitalized customer deferred acquisition costs	3,843	3,446	12,235	9,402

	11,822	8,427	36,169	24,125

Less amortization expense on:
Capitalized signing bonuses, net	(5,705)	(3,575)	(16,113)	(10,273)
Capitalized customer deferred acquisition costs	(3,249)	(2,741)	(9,645)	(7,569)

	(8,954)	(6,316)	(25,758)	(17,842)

Balance at end of period	$53,341	$40,530	$53,341	$40,530

Net signing bonus adjustments from estimated amounts to actual were $(0.2) million and $(1.3) million, respectively, for the three months ended September 30, 2006 and 2005, and $0.8 million and $(2.7) million, respectively, for the nine months ended September 30, 2006 and 2005. Net signing bonus adjustments are netted against additions in the table above.

Fully amortized signing bonuses of $3.9 million and $1.3 million, respectively, were written off during the three month periods ended September 30, 2006 and 2005, and $9.5 million and $5.8 million, respectively, were written off during the nine months ended September 30, 2006 and 2005.

The Company believes that no impairment has occurred as of September 30, 2006 and December 31, 2005.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

September 30, 2006

(unaudited)

6. Merchant Deposits and Loss Reserves

The Company’s merchants have the liability for any charges properly reversed by the cardholder through a mechanism known as a chargeback. If the merchant is unable to pay this amount, the Company will be liable to the Visa and MasterCard associations for the reversed charges. Under FIN 45, the Company determined that the fair value of its obligation to stand ready to perform is minimal. The Company requires personal guarantees, merchant deposits and letters of credit from certain merchants to minimize its obligation. As of September 30, 2006 and December 31, 2005, the Company held merchant deposits totaling $4.0 million and $7.0 million, and letters of credit totaling $380,000 and $519,000, respectively.

The Visa and MasterCard associations generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company’s transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company’s exposure to chargebacks is the last four months’ processing volume on its portfolio, which was $15.5 billion and $12.0 billion for the four months ended September 30, 2006 and December 31, 2005, respectively. However, for the four months ended September 30, 2006 and December 31, 2005, the Company was presented with $9.9 million and $6.6 million, respectively, in chargebacks by issuing banks. In the nine months ended September 30, 2006 and the year ended December 31, 2005, the Company incurred merchant credit losses of $1.0 million and $1.2 million, respectively, on total dollar volume processed of $31.9 billion and $33.7 billion, respectively. These credit losses are included in processing and servicing costs in the Company’s consolidated statements of operations.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company’s clients. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its consolidated balance sheets, amounting to $480,000 on September 30, 2006 and $485,000 December 31, 2005. This reserve is determined by performing an analysis of the Company’s historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the three and nine month periods ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Beginning balance	$486	$475	$485	$468
Additions to reserve	363	211	1,068	835
Charges against reserve	(369)	(205)	(1,073)	(822)

Ending balance	$480	$481	$480	$481

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

September 30, 2006

(unaudited)

7. Accrued Buyout Liability

A summary of the accrued buyout liability is as follows as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(In thousands)
Vested Relationship Managers and sales managers	$31,028	$27,228
Unvested Relationship Managers and sales managers	1,209	1,246

	32,237	28,474
Less current portion	(11,186)	(10,478)

Long-term portion of accrued buyout liability	$21,051	$17,996

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.2 million at both September 30, 2006 and December 31, 2005.

A summary of the activity in the accrued buyout liability for the three and nine month periods ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Beginning balance	$30,413	$29,725	$28,474	$27,035
Increase in settlement obligation, net	3,663	4,167	11,746	11,838
Buyouts	(1,839)	(6,439)	(7,983)	(11,420)

Ending balance	$32,237	$27,453	$32,237	$27,453

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

On August 1, 2006, the Company’s board of directors authorized management to repurchase up to 1,000,000 shares of its common stock in the open market using the proceeds from the exercise of stock options. This authorization is in addition to the 1,000,000 common shares which the board of directors had authorized on January 13, 2006.

Under these authorizations, the Company had repurchased 1,039,500 shares of its common stock during the nine months ended September 30, 2006 at a cost of $24.4 million. Management intends to use these authorizations to repurchase shares opportunistically as a means of offsetting dilution from shares issued upon the exercise of options under employee benefit plans. Management has no obligation to repurchase shares under the authorization, and the specific timing and amount of the stock repurchase will vary based on market conditions, securities law limitations and other factors. The stock repurchase will be executed utilizing the Company’s cash resources including the proceeds of stock options exercises.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

September 30, 2006

(unaudited)

Dividends on Common Stock. On August 1, 2006, the Company’s board of directors declared a quarterly cash dividend of $0.025 per share of common stock, which was paid on September 15, 2006 to stockholders of record as of August 25, 2006.

On November 2, 2006, the Company’s board of directors declared a quarterly cash dividend of $0.025 per share of common stock, payable on December 15, 2006 to stockholders of record as of November 24, 2006.

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

Series A Senior Convertible Participating Preferred Stock. The Company’s previously outstanding Series A Senior Convertible Participating Preferred Stock (the ‘‘Convertible Preferred’’) automatically converted into 13,333,334 shares of the Company’s Common Stock upon the August 16, 2005 closing of the Company’s initial public offering. Prior to that automatic conversion, the Convertible Preferred was convertible by the holders at any time, participated equally in dividends and distributions with the Common Stock, paid no other dividends and had a liquidation preference of $80 million.

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

The Company adjusted the carrying value of the warrants by $2.6 million during the three months ended September 30, 2005 through a charge to the income statement to reflect the estimated fair value of $26.51 per share as of August 16, 2005. For the nine months ended September 30, 2005, the Company adjusted the carrying value of the warrants by $2.9 million. Upon the exercise of the remaining warrants on August 16, 2005, their full carrying value of $4.5 million was transferred to stockholders’ equity.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

September 30, 2006

(unaudited)

9. Income Taxes

The provision for income taxes for the three and nine month periods ended September 30, 2006 and 2005 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Current
Federal	$5,960	$3,119	$12,644	$7,753
State	(1,904)	720	(505)	1,785
Deferred
Federal	(345)	1,354	(489)	836
State	562	314	532	194

Total provision for income taxes	$4,273	$5,507	$12,182	$10,568

The differences in federal income taxes provided and the amounts determined by applying the federal statutory tax rate of 35% to income before income taxes for the nine months ended September 30, 2006 and 2005 were:

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	%	Amount	%	Amount
		(In thousands)		(In thousands)
U.S. federal income tax at statutory rate	35.00%	$11,954	35.00%	$8,463
U.S. state and local income taxes, net	1.57%	535	5.32%	1,286
Warrants	—	—	3.04%	735
Nondeductible expenses	0.62%	211	0.15%	37
Prior year book to tax true up	(1.52)%	(518)	—	—
Other, net	—	—	0.19%	47

Provision for income taxes	35.67%	$12,182	43.70%	$10,568

In connection with preparing its 2005 state income tax returns during the third quarter of 2006, the Company analyzed the approaches it applied for sourcing taxable income to individual states and determined that its prior approaches did not accurately reflect the income sourcing regulations of certain of those states. The Company revised those state income sourcing approaches in the third quarter of 2006, and as a result realized reductions of its 2005 state income tax expense and its 2006 estimated effective annual state tax rates. In accordance with APB 28, Interim Financial Reporting, the Company recorded the resulting total state tax benefit of $1.5 million in the third quarter of 2006, of which $0.5 million related to 2005 and $1.0 million related to the nine months ended September 30, 2006, including $0.4 million for the third quarter of 2006. Including the $1.5 million of state tax benefits, the Company’s overall estimated effective annual tax rates for the three months ended September 30, 2006 and the nine months ended September 30, 2006 were 29.6% and 35.7%, respectively. For the 2006 fourth quarter and full year, the Company expects its overall estimated effective annual tax rates to be approximately 37.2% and 36.2%, respectively.

During the nine months ended September 30, 2006, the Company recorded current tax assets of $27.7 million reflecting excess tax benefits resulting from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options. The Company realized $8.1 million of that current tax asset as reductions of estimated income tax payments during the nine months ended September 30, 2006. The Company expects to realize the remaining current tax asset as a reduction of future period estimated tax payments and by recovering the estimated tax payments it made during the nine months ended September 30, 2006. For the nine months

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

September 30, 2006

(unaudited)

ended September 30, 2006, the Company classified the $27.7 million of excess tax benefits as a cash inflow from financing activities and a cash outflow from operating activities in its Consolidated Condensed Statement of Cash Flows in accordance with SFAS No. 123R and SFAS No. 95, as amended.

The net deferred tax asset was comprised of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(In thousands)
Deferred tax assets:
Merchant contract costs	$21,167	$21,488
Borrowings and financing arrangement	91	185
Loss reserve and accounts receivable allowance	244	235
SFAS No. 123R share based compensation	138	—
Property & equipment	35	—
Other	16	25

Deferred tax asset	21,691	21,933

Deferred tax liabilities:
Capitalized signing bonus	14,754	13,456
Deferred state tax liability	110	327
Software development	1,962	1,749
Property and equipment	—	1,432

Deferred tax liability	16,826	16,964

Net deferred tax asset	4,865	4,969
Less current portion	(806)	(1,492)

Net deferred tax asset – non current portion	$4,059	$3,477

At September 30, 2006 and December 31, 2005, the Company has determined that no valuation allowance against the net deferred tax asset was required. The Company has no federal or state net operating loss carryforwards.

10. Stock Incentive Plans

At September 30, 2006, the Company had two share-based plans for employees, which are described below. The Company adopted SFAS No. 123R on January 1, 2006 and began recognizing compensation expense in its income statement for its share-based plans. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock options using the intrinsic value method under APB No. 25 in which no compensation expense has been recognized for its share-based compensation plans. Amounts the Company recognized in its financial statements for the three and nine months ended September 30, 2006 and 2005 with respect to these share-based plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Compensation expense recognized on share-based plans before income tax benefit	$303	$—	$764	$—
Related income tax benefit recognized in the income statement	74	—	151	—
Cash received from stock option exercises	5,119	6,322	25,723	6,430
Excess tax benefit recorded for tax deductions resulting from the exercise of stock options	2,547	—	27,661	—
Tax benefit realized as reductions of estimated tax payments during the period	3,850	—	8,050	—

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

September 30, 2006

(unaudited)

The Company estimates the grant date fair value of the stock options it issues using a Black-Scholes valuation model. The Company determines an expected volatility assumption by referencing the average volatility assumed by six of its public company peers. The Company used an average of a peer group because it does not have sufficient historical volatility data related to market trading of its own common stock. The weighted-average fair value of options granted during the nine months ended September 30, 2006 and the years ended December 31, 2005 and 2004 were $10.81, $5.48 and $2.74, respectively. The fair value of options granted for the nine months ended September 30, 2006 and the years ended December 31, 2005 and 2004 was estimated at the grant date using the following weighted average assumptions:

	Nine Months Ended September 30, 2006	Years Ended December 31,
		2005	2004
Expected volatility	50%	50%	50%
Expected life	3.75 years	3 years	1 to 3 years
Dividends	0.40%	0.00%	0.00%
Risk-free interest rate	4.88%	3.73%	2.31%

At September 30, 2006, there was a total of $1.6 million of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted average period of 2.0 years.

Amended and Restated 2000 Equity Incentive Plan. The maximum number of share awards which may be granted during the term of the Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan (the "2000 Equity Incentive Plan") is 11,000,000, of which 107,770 stock options were granted during the nine months ended September 30, 2006 and 1,324,437, 3,167,594 and 2,583,458 stock options were granted during 2005, 2004 and 2003, respectively. The majority of the options granted in 2005, 2004 and 2003 vested immediately; however, 662,370 options as of September 30, 2006, including the options granted in 2006, are unvested and will vest over a period of one to four years. At September 30, 2006, there were 4,321,082 options outstanding under the 2000 Equity Incentive Plan, and 1,610,991 shares of the 11,000,000 authorized shares of common stock reserved for issuance under the 2000 Equity Incentive Plan remain available for grant. The options were granted with terms of 5 to 10 years and an exercise price equal to or in excess of the estimated fair value of the Company’s common stock at the date of the grant.

2002 PEPShares Plan. The Company also has 73,571 options outstanding under its 2002 PEPShares Plan, as amended (the "PEPShares Plan"). The options were granted with an exercise price equal to or in excess of the estimated fair value of the Company’s common stock at the date of the grant. The Administrator of the PEPShares Plan determined that no further grants would be made under the PEPShares Plan after December 31, 2004.

Share-Based Plan Activity. During the nine months ended September 30, 2006, employees exercised 3,969,065 options to acquire the Company’s common stock, generating $25.7 million of stockholders’ equity from the exercises and $27.7 million of stockholders’ equity related to tax deductions, which accrued to the Company as employees exercised non-qualified stock options and made disqualifying dispositions of shares acquired through the exercise of incentive stock options. Activity in the 2000 Equity Incentive Plan and PEPShares Plan during the 2005 full year and the nine months ended September 30, 2006 was as follows:

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

September 30, 2006

(unaudited)

	2000 Equity Incentive Plan		2002 PEPShares Plan
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2005	7,132,094	$6.23	1,538,130	$5.89
Issued	1,324,437	$14.61	—	$—
Exercised	(199,771)	$5.54	(1,308,832)	$5.87
Forfeited/cancelled	(137,831)	$6.75	(65,402)	$9.52

Outstanding at December 31, 2005	8,118,929	$7.60	163,896	$5.59

Options exercisable at December 31, 2005	7,346,704	$7.40	163,896	$5.59

Issued	107,770	$25.65	—	$—
Exercised	(3,881,740)	$6.52	(87,325)	$5.53
Forfeited/cancelled	(23,877)	$13.32	(3,000)	$5.00

Outstanding at September 30, 2006	4,321,082	$8.98	73,571	$5.69

Options exercisable at September 30, 2006	3,629,087	$8.39	73,571	$5.69

Outstanding options and exercisable options at September 30, 2006 are summarized by exercise price below:

	Outstanding Options			Exercisable Options
Exercise price per share	2000 Equity Incentive Plan	2002 PEPShares Plan	Total	2000 Equity Incentive Plan	2002 PEPShares Plan	Total
$3.00	243,560	—	243,560	243,560	—	243,560
$5.00	1,135,889	32,750	1,168,639	1,135,889	32,750	1,168,639
$6.25 to $7.50	969,533	40,821	1,010,354	763,783	40,821	804,604
$9.28	888,981	—	888,981	708,981	—	708,981
$9.80 to $11.00	590,724	—	590,724	440,224	—	440,224
$21.55 to $21.60	150,868	—	150,868	138,493	—	138,493
$24.22 to $26.66	341,527	—	341,527	198,157	—	198,157

	4,321,082	73,571	4,394,653	3,629,087	73,571	3,702,658

11. Commitments and Contingencies

Litigation—The Company is involved in certain legal proceedings and claims, which arise in the ordinary course of business. In the opinion of the Company, the results of any of these matters, individually and in the aggregate, are not expected to have a material effect on its results of operations, financial condition or cash flows.

Leases—The Company leases various office space and certain equipment under operating leases with remaining terms ranging up to eight years. The majority of the lease agreements for office space contain renewal options and generally require the Company to pay certain operating expenses.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

September 30, 2006

(unaudited)

Future minimum lease commitments under noncancelable leases as of September 30, 2006 are as follows:

Twelve Months Ended September 30,	(In thousands)
2007	$2,042
2008	1,441
2009	788
2010	628
2011	640
Thereafter	801

$6,340

Rent expense for leased property was $515,000 and $374,000, respectively, for the three months ended September 30, 2006 and 2005 and $1.6 million and $970,000, respectively, for the nine months ended September 30, 2006 and 2005.

Contingencies — The Company collects and stores sensitive data about its merchant customers and bank cardholders. If the Company’s network security is breached or sensitive merchant or cardholder data is misappropriated, the Company could be exposed to assessments, fines or litigation costs.

12. Related Party Transactions

In July 2003, Greenhill Capital Partners, L.P. and its affiliated investment funds and LLR Equity Partners, L.P. and its affiliated investment fund granted the Company's Chief Executive Officer an irrevocable option to purchase up to an aggregate of 1,750,000 shares of the Company's Common Stock at any time on or before July 31, 2006 at a purchase price of $7.14 per share. Various officers, directors, partners and members of Greenhill Capital Partners, L.P. and its affiliated investment funds and LLR Equity Partners, L.P. and its affiliated investment fund are members of the Company's board of directors. On February 22, 2006, Mr. Carr exercised options to purchase 1,750,000 shares of our common stock from Greenhill Capital Partners and LLR Equity Partners. As a result of this transaction, a tax deduction of $26.4 million accrued to the Company and generated a current tax asset of $10.7 million and a credit to Additional Paid In Capital of $10.7 million during the nine months ended September 30, 2006.

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

September 30, 2006

(unaudited)

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

The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources and corporate services. Reconciling items represent elimination of inter-segment income and expense items, and are included to reconcile segment data to the consolidated financial statements. At September 30, 2006 and 2005, 63% and 87% respectively, of the Other segment’s total assets were funds that the Company holds as a fiduciary in its Payroll services activities for payment to taxing authorities. The Company only operates in the United States and does not have any major individual customers.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

September 30, 2006

(unaudited)

A summary of the Company’s segments for the three and nine month periods ended September 30, 2006 and 2005 were as follows:

	Card Segment	Other Segments	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Three Months Ended September 30, 2006
Total revenues	$290,835	$2,990	$—	$(35)	$293,790
Depreciation and amortization	1,752	86	135	—	1,973
Interest income	292	139	—	—	431
Interest expense	264	—	—	—	264
Net income (loss)	13,287	108	(3,256)	—	10,139
Total assets	221,261	20,082	—	(7,352)	233,991

Three Months Ended September 30, 2005
Total revenues	227,080	1,039	—	(27)	228,092
Depreciation and amortization	1,336	29	86	—	1,451
Interest income	178	61	—	—	239
Interest expense	418	—	—	—	418
Net income (loss)	8,881	141	(2,486)	—	6,536
Total assets	182,307	10,329	—	(2,167)	190,469

	Card Segment	Other Segments	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Nine Months Ended September 30, 2006
Total revenues	$799,786	$8,968	$—	$(109)	$808,645
Depreciation and amortization	4,888	263	385	—	5,536
Interest income	859	402	—	—	1,261
Interest expense	582	26	—	—	608
Net income (loss)	31,076	418	(9,522)	—	21,972
Total assets	221,261	20,082	—	(7,352)	233,991

Nine Months Ended September 30, 2005
Total revenues	604,455	3,270	—	(77)	607,648
Depreciation and amortization	3,758	86	217	—	4,061
Interest income	245	177	—	—	422
Interest expense	1,391	—	—	—	1,391
Net income (loss)	19,488	752	(6,629)	—	13,611
Total assets	182,307	10,329	—	(2,167)	190,469

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

September 30, 2006

(unaudited)

14. Earnings Per Share

The Company presents earnings per share data in accordance with SFAS No. 128, ‘‘Earnings Per Share’’, as amended, (‘‘SFAS 128’’), which establishes the standards for the computation and presentation of basic and diluted earnings per share data. Under SFAS 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share but included in diluted earnings per share.

Weighted average shares outstanding and dilutive securities for the nine months ended September 30, 2005 have been adjusted to reflect a two-for-one stock split on July 26, 2005. The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Basic:
Weighted average common stock outstanding	36,939	24,995	36,096	19,331

Earnings per share	$0.27	$0.21	$0.61	$0.46

Diluted:
Net income attributable to common shares	$10,139	$5,210	$21,972	$8,883
Plus: income allocated to Series A Senior Convertible Participating Preferred Stock	—	1,326	—	4,728

Net income	$10,139	$6,536	$21,972	$13,611

Basic weighted average common stock outstanding	36,939	24,995	36,096	19,331
Effect of dilutive instruments:
Stock options	3,016	5,781	3,825	4,666
Warrants	—	86	—	141
Series A Senior Convertible Participating Preferred Stock	—	7,785	—	12,726

Diluted weighted average shares outstanding	39,955	38,647	39,921	36,864

Earnings per share	$0.25	$0.17	$0.55	$0.37

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

Overview

General

Our primary business is providing bank card-based payment processing services to merchants in the United States. As of September 30, 2006, we provided our bank card processing services to approximately 129,100 active card merchants located across the United States. This represents a 21.2% increase over the 106,500 active merchants at September 30, 2005. Our processing volume for the three months ended September 30, 2006 was $11.7 billion, a 26.4% increase from the $9.3 billion processed during the same period in 2005. For the nine months ended September 30, 2006, our processing volume was $31.9 billion, a 29.5% increase over the $24.6 billion processed for the nine months ended September 30, 2005.

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

During the three months ended September 30, 2006 and 2005, we processed approximately 66% and 55%, respectively, of our transactions through HPS Exchange, which has decreased our operating costs per transaction. We substantially completed converting our merchants to Passport during the second quarter of 2006, which also is expected to decrease our operating costs per transaction. At September 30, 2006, approximately 123,300 of our active bank card merchants were processing on Passport, compared to 22,000 at December 31, 2005. With our conversion to Passport, our internally developed systems are providing substantially all aspects of most of our merchants’ processing needs. Previously, we relied on third party vendors for many of these services including bank card authorization and data capture services, settlement and merchant accounting services. We will continue to process a minority of our transactions through third party front-end systems.

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

Significant increases in our sales force have led to significant growth in the number of merchants with whom we have processing contracts. Our sales force grew from 970 at September 30, 2005, to 1,230 at September 30, 2006. The number of new merchants installed during the three months ended September 30, 2006 grew by 12.7% to 12,864 new merchants installed for bank card and payroll processing, compared to 11,419 new merchants installed during the three months ended September 30, 2005. In order to continue to increase our gross processing revenue, we intend to increase both the size and productivity of our sales force. As a result of our commission-only compensation system for our sales force, we are able to increase the size of our sales force with minimal upfront costs. However, since we pay signing bonuses and commissions approximating 92% of the gross margin generated by a merchant in its first year, growth in merchant accounts consumes significant capital, as it typically takes approximately one year’s processing to cover the outlays for signing bonuses, commissions and payroll taxes.

Same store sales, which represent the change in processing volume for all current merchants that were processing with us in the same month a year earlier, grew 3.5% on average during the three months ended September 30, 2006, compared with growth rates of 4.8% during the second quarter of 2006, 7.1% during the first quarter of 2006 and 7.5% during 2005. Same store sales growth results from the combination of the increasing use by consumers of bank cards for the purchase of goods and services at the point of sale, and sales growth experienced by our retained merchants. We attribute the second and third quarter of 2006 declines from the same store sales growth percentages that we experienced during the first quarter of 2006 and all of 2005 to a slowdown in the growth rate of retail sales, which was likely a result of the impact of rising energy costs and interest rates on the economy.

At September 30, 2006 we processed payroll for 3,874 customers, an increase of 50.3% from 2,578 payroll customers at September 30, 2005. Our total merchants, card plus payroll, increased to 132,974 at September 30, 2006. This represents a 21.9% increase over the 109,078 total merchants at September 30, 2005.

Third Quarter of 2006 Financial Results

For the three months ended September 30, 2006, we recorded net income of $10.1 million, or $0.25 per diluted share, an increase of 55.1% from $6.5 million, or $0.17 per diluted share, in the three months ended September 30, 2005. The increase was primarily driven by strong growth in our transaction processing volume, which led to a 32.0% increase in our net revenue and a 46.9% increase in our operating income, and by a reduction in our estimated effective annual tax rate. Net income for the three months ended September 30, 2005 included the impacts of a $5.1 million pre-tax gain on the settlement of a financing arrangement, partially offset by a $2.6 million pre-tax charge to adjust the fair value of previously outstanding warrants with mandatory redemption provisions. The following is a summary of our financial results for the three months ended September 30, 2006:

•	At September 30, 2006 the number of active total merchants we service increased to 132,974, compared to 113,164 at December 31, 2005 and 109,078 at September 30, 2005.

•	Bank card processing volume during the three months ended September 30, 2006 increased 26.4% to $11.7 billion from $9.3 billion during the three months ended September 30, 2005.

•	Net revenue, which is defined as total revenues less interchange fees and dues and assessments, increased 32.0% to $67.2 million during the three months ended September 30, 2006 from $50.9 million during the three months ended September 30, 2005. The increase in net revenue was driven by the increases in active card merchants and processing volume, as well as payroll customers, and to a lesser extent, the acquisition of Debitek, Inc.

•	Our income from operations, which we also refer to as operating income, grew 46.9% to $14.2 million for the three months ended September 30, 2006 from $9.7 million for the three months ended September 30, 2005. Our operating margin, which is measured as operating income divided by net revenue, was 21.2% for the three months ended September 30, 2006, compared to 19.0% for the three months ended September 30, 2005.

•	In connection with preparing our 2005 state income tax returns, we analyzed the approaches we applied for sourcing taxable income to individual states and determined that our prior approaches did not accurately reflect the income sourcing regulations of certain of those states. We revised those state income sourcing approaches in the third quarter of 2006, and as a result, we realized reductions of our 2005 state income tax expense and our 2006 estimated effective annual state tax rates. We recorded the resulting total state tax benefit of $1.5 million in the third quarter of 2006, of which $0.5 million related to 2005 and $1.0 million related to the nine months ended September 30, 2006, including $0.4 million for the third quarter of 2006. Including the $1.5 million of state tax benefits, our overall estimated effective annual tax rates for the three months ended September 30, 2006 and the nine months ended September 30, 2006 were 29.6% and 35.7%, respectively. For our 2006 fourth quarter and full year, we expect our overall estimated effective annual tax rates to be approximately 37.2% and 36.2%, respectively.

Components of Revenue and Expenses

Revenue. Our revenues fall into three categories: gross processing revenue, payroll processing revenue and equipment-related income. Our gross processing revenue primarily consists of discount, per-transaction and periodic (primarily monthly) fees from the processing of bank card transactions, primarily Visa and MasterCard transactions, for merchants. These fees are negotiated by our Relationship Managers with each merchant. Gross processing revenue also includes American Express and Discover fees, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, and other miscellaneous revenue. Payroll processing revenue includes fees charged by our subsidiary, Heartland Payroll Company, for payroll processing services, including check printing, direct deposit, related federal, state and local tax deposits and providing accounting documentation. Equipment-related income includes revenues from the sale, rental and deployment of bank card terminals, and since January 1, 2006, from the sale of hardware, software and associated services for prepaid card and stored-value card payment systems. Revenues are recorded at the time of shipment, or the provision of service. Most of these revenue items will tend to grow with our merchant growth.

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

Costs of services also include processing and servicing costs, customer acquisition costs, and depreciation and amortization. Processing and servicing costs include:

•	processing costs, which are either paid to third parties, including our bank sponsor, or represent the cost of our own authorization/capture and accounting/settlement systems. During the nine months ended September 30, 2006, third party costs represented about 73% of our processing costs, with internal costs representing the remainder. During 2005, third party costs represented about 75% of our processing costs, compared to 77% during 2004. Approximately 62%, 76% and 72%, respectively, of our third-party processing costs for the nine months ended September 30, 2006, and for 2005 and 2004 were paid to TSYS Acquiring Solutions (formerly Vital Processing Services);

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

Other income (expense) consists of interest income on cash and investments, including interest income we earn on escrow funds held for payroll customers, the interest cost on our borrowings, the gains or losses on the disposal of property, plant and equipment and other non-recurring income or expense items. Other income (expense) also includes a gain from the proceeds received from a legal settlement in the nine months ended September 30, 2006, and during the nine months ended September 30, 2005, a gain on the settlement of a financing arrangement and adjustments to the fair value of previously outstanding warrants with mandatory redemption provisions.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements are unaudited. In our opinion, the unaudited interim condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at September 30, 2006, our results of operations, our changes in stockholders’ equity and our cash flows for the three and nine months ended September 30, 2006 and 2005. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2006. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in note 2 to our condensed consolidated financial statements included elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2005. The critical accounting estimates described here are those that are most important to the depiction of our financial condition and results of operations, including those whose application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain. The line items on our income statement and balance sheet which are impacted by management’s estimates are described below.

Revenue

Historically, we have paid 70% to 75% of our gross processing revenue as interchange fees to the card issuing banks. Certain of our competitors report their revenue net of interchange fees. This is because the issuing banks make their payments to these competitors net of those interchange fees, and these acquirers pay this reduced amount to their merchants. We do not offset gross processing revenue and interchange fees because our business practice is to fund the interchange fee or to arrange for our sponsor bank to advance the interchange fees to most of our merchants when settling their transactions (thus paying the full amount of the transaction to the merchant), and then to collect our full discount fees from our merchants on the first business day of the next month. We believe this policy aids in new business generation, as our merchants benefit from bookkeeping simplicity. However, it results in our carrying a large receivable from our merchants at each period-end, and a corresponding but smaller payable to our sponsor bank, both of which are settled on the first business day after the period-end. As we are at risk for the receivables, we record the associated revenues on a gross processing revenue basis in our income statements.

Capitalized Customer Acquisition Costs

Capitalized customer acquisition costs consist of (1) up-front signing bonuses paid to Relationship Managers and sales managers, referred to as the salesperson or salespersons, for the establishment of new merchant relationships, and (2) deferred acquisition costs representing the estimated cost of buying out the commissions of vested salespersons at some point in the future. Pursuant to Staff Accounting Bulletin Topic 13, Revenue Recognition, and the Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins associated with merchant contracts. The capitalized customer acquisition costs are amortized using a method which approximates a proportional revenue approach over the initial three-year term of the merchant contract.

The amount of the up-front signing bonus paid is based on the estimated gross margin (calculated by deducting interchange fees, dues and assessments and all costs incurred in underwriting, processing and servicing an account from gross processing revenue) for the first year of the merchant contract. The gross signing bonuses paid during the nine months ended September 30, 2006 and the year ended December 31, 2005 were $23.1 million and $24.4 million, respectively. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The net signing bonus adjustments made during the nine months ended September 30, 2006 and the year ended December 31, 2005 were $0.8 million and $(2.6) million, respectively. Negative signing bonus adjustments, such as the $(2.6) million for the year ended December 31, 2005, result from the prior overpayment of signing bonuses and are recovered from the relevant salesperson. The amount of signing bonuses paid which remained subject to adjustment at September 30, 2006 and December 31, 2005 was $30.1 million and $24.4 million, respectively. The deferred acquisition cost is accrued over the first year of merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss during the nine months ended September 30, 2006 and the year ended December 31, 2005.

Accrued Buyout Liability

We pay our salespersons residual commissions based on the gross margin generated from the monthly processing activity of merchants signed by them. A portion, typically 25% of the residual commissions we owe to the salesperson, is deemed to be a servicing fee and is not accrued as a liability. For the remainder of their residual commissions (referred to as the ‘‘owned’’ portion of such commissions, or ‘‘portfolio equity’’) the salesperson has no obligation to perform services and will receive commissions as long as the merchant continues processing with us. We accrue the buyout liability, which represents the estimated current settlement cost of buying out all vested and expected-to-vest salespersons for the owned portion of such commissions. We also record a deferred acquisition cost asset related to those buyouts, and amortize that asset as an expense over the initial 3-year contract term.

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

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.2 million at both September 30, 2006 and December 31, 2005.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. We believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 to 2  1/2 years of commissions, as we believe that the duration of the cash flows associated with a pool of merchant contracts exceeds that buyout cost by a significant margin. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During the nine months ended September 30, 2006 and the 2005 full year, we made buyout payments of approximately $8.0 million and $13.5 million, respectively. Included in the $13.5 million of buyout payments in 2005 was $3.8 million used by salespersons who participated in the PEPShares Plan to exercise their options to acquire 677,544 shares of our common stock. We expect to make significant buyout payments in the future, subject to cash availability, as such buyouts reduce the monthly payments we will have to make to our salespersons for such merchants in the future.

Chargebacks, Reject Losses and Merchant Deposits

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder’s dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is ‘‘charged back’’ to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. If the Relationship Manager who installed the merchant is still employed by us, that Relationship Manager bears a portion of this loss through a reduction in our payment of residual commissions or signing bonuses to such Relationship Manager. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At September 30, 2006 and December 31, 2005, we held merchant deposits totaling $4.0 million, and $7.0 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent processing volume. Our loss reserve totaled $480,000 at September 30, 2006 and $485,000 at December 31, 2005. Aggregate merchant losses, including losses charged to operations and the loss reserve, were $1,046,000 and $1,206,000 for the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively.

Stock Options

We adopted SFAS No. 123 (revised 2004), Share-Based Payment (‘‘SFAS No. 123R ’’) on January 1, 2006. This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under the fair value method. Pursuant to SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. We elected to adopt the modified-prospective-transition method, as provided by SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this transitional method, the Company is required to record compensation expense for all awards granted after the date of adoption using grant-date fair value estimated in accordance with the provisions of SFAS No. 123R and for the unvested portion of previously granted awards using the grant-date fair value estimated in accordance with the provisions of SFAS No. 123.

We estimate the grant date fair value of the stock options we issue using a Black-Scholes valuation model. We determine an expected volatility assumption by referencing the average volatility assumed by six of our public company peers. We used an average of a peer group because we do not have sufficient historical volatility data related to market trading of our own common stock. The weighted-average fair value of options we granted during the nine months ended September 30, 2006 and the years ended December 31, 2005 and 2004 were $10.81, $5.48 and $2.74, respectively. The fair value of options granted for the nine months ended September 30, 2006 and the years ended December 31, 2005 and 2004 was estimated at the grant date using the following weighted average assumptions:

	Nine Months Ended September 30, 2006	Years Ended December 31,
		2005	2004
Expected volatility	50%	50%	50%
Expected life	3.75 years	3 years	1 to 3 years
Dividends	0.40%	0.00%	0.00%
Risk-free interest rate	4.88%	3.73%	2.31%

Prior to adopting SFAS No. 123R, we accounted for stock options using the intrinsic value method under APB No. 25 in which no compensation expense has been recognized for share-based compensation plans. Amounts we recognized in our financial statements during the three and nine months ended September 30, 2006 and 2005 with respect to share-based compensation plans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Compensation expense recognized on share-based plans before income tax benefit	$303	$—	$764	$—
Related income tax benefit recognized in the income statement	74	—	151	—
Cash received from stock option exercises	5,119	6,322	25,723	6,430
Excess tax benefit recorded for tax deductions resulting from the exercise of stock options	2,547	—	27,661	—
Tax benefit realized as reductions of estimated tax payments during the period	3,850	—	8,050	—

Additionally, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows (“SFAS No. 95”), to require the excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid, which is included within operating cash flows. Accordingly, cash provided by operating activities decreased and cash provided by financing activities increased by $27.7 million related to excess tax benefits from share-based awards. We realized $8.1 million of that amount as reductions of estimated income tax payments during the nine months ended September 30, 2006. The excess tax benefits result from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options.

The application of SFAS No. 123R had the following effects on reported amounts relative to amounts that we would have reported using the intrinsic value method under APB No. 25 for the three and nine months ended September 30, 2006 (in thousands, except per share data):

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Following APB No. 25	After Effect of Adopting SFAS No. 123R	Following APB No. 25	After Effect of Adopting SFAS No. 123R
Income from operations	$14,548	$14,245	$33,434	$32,670
Income before income taxes	14,715	14,412	34,918	34,154
Net income	10,368	10,139	22,585	21,972
Earnings per common share:
Basic	$0.28	$0.27	$0.63	$0.61
Diluted	$0.26	$0.25	$0.57	$0.55
Net cash provided by (used in) operating activities	$1,978	$3,369	$10,725	$(8,886)
Net cash provided by financing activities	3,691	2,300	8,209	27,820

The following table presents the effects on net income and basic and diluted net income per common share had the Company adopted the fair value method of accounting for share-based compensation under SFAS No. 123 for the three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income	$6,536	$13,611
Deduct: Total share-based employee compensation expense determined under fair value-based method, net of related tax expense	1,848	3,767

Pro forma net income	4,688	9,844
Less: Income allocated to Series A Senior Convertible Participating Preferred Stock	951	3,430

Pro forma net income attributable to common stock	$3,737	$6,414

Earnings per share:
As reported:
Basic	$0.21	$0.46
Diluted	$0.17	$0.37
Pro forma:
Basic	$0.15	$0.33
Diluted	$0.12	$0.27

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Three Months Ended September 30, 2006	% of Total Revenue	Three Months Ended September 30, 2005	% of Total Revenue	Change
					Amount	%
Total Revenues	$293,790	100.0%	$228,092	100.0%	$65,698	28.8%
Costs of Services:
Interchange	215,656	73.4%	168,550	73.9%	47,106	27.9%
Dues and assessments	10,920	3.7%	8,624	3.8%	2,296	26.6%
Processing and servicing	30,894	10.5%	22,567	9.9%	8,327	36.9%
Customer acquisition costs	8,774	3.0%	7,037	3.1%	1,737	24.7%
Depreciation and amortization	1,602	0.5%	1,447	0.6%	155	10.7%

Total costs of services	267,846	91.2%	208,225	91.3%	59,621	28.6%
General and administrative	11,699	4.0%	10,169	4.5%	1,530	15.0%

Total expenses	279,545	95.2%	218,394	95.7%	61,151	28.0%

Income from operations	14,245	4.8%	9,698	4.3%	4,547	46.9%

Other income (expense):
Interest income	431	0.1%	239	0.1%	192	80.3%
Interest expense	(264)	(0.1)%	(418)	(0.2)%	154	(36.8)%
Fair value adjustment for warrants with mandatory redemption provisions	—	—	(2,620)	(1.1)%	2,620	(100.0)%
Gain on settlement of financing arrangement	—	—	5,140	2.3%	(5,140)	(100.0)%
Other, net	—	—	4	—	(4)	(100.0)%

Total other income (expense)	167	0.1%	2,345	1.0%	(2,178)	(92.9)%

Income before income taxes	14,412	4.9%	12,043	5.3%	2,369	19.7%
Provision for income taxes	4,273	1.5%	5,507	2.4%	(1,234)	(22.4)%

Net income	$10,139	3.5%	$6,536	2.9%	$3,603	55.1%

Revenue. Total revenues increased 28.8% from $228.1 million for the three months ended September 30, 2005 to $293.8 million for the three months ended September 30, 2006, primarily as a result of a 27.3% increase in our gross processing revenue on bank card transactions from $226.0 million for the three months ended September 30, 2005 to $287.8 million for the three months ended September 30, 2006. Our processing volume for the three months ended September 30, 2006 increased 26.4% to $11.7 billion, compared to $9.3 billion for the three months ended September 30, 2005. The increases in gross processing revenue and processing volume were primarily attributable to a net increase in merchant accounts, with the number of bank card merchant accounts growing by approximately 21.2% from 106,500 as of September 30, 2005 to 129,100 as of September 30, 2006. The increase in new merchant accounts during this period was primarily the result of the growth in our sales force, combined with improved production from our existing sales force. The sales force grew by 26.8% from 970 as of September 30, 2005 to 1,230 as of September 30, 2006.

Total revenues also include payroll processing fees and equipment-related income. Payroll processing fees increased by 37.2% from $1.0 million for the three months ended September 30, 2005 to $1.4 million in for the three months ended September 30, 2006 primarily due to the 50.3% increase in the number of payroll processing customers from 2,578 at September 30, 2005 to 3,874 at September 30, 2006.

Equipment-related income increased by $3.5 million, from $1.0 million for the three months ended September 30, 2005 to $4.5 million for the three months ended September 30, 2006 primarily due to the increase in the number of new card processing merchants installed and $1.5 million of revenues contributed by Debitek, which we acquired as of January 1, 2006.

Costs of services. Costs of services increased 28.6% from $208.2 million for the three months ended September 30, 2005 to $267.8 million for the three months ended September 30, 2006, due primarily to an increase in interchange fees, which resulted from higher processing volume. Costs of services represented 91.2% and 91.3% of total revenue in the three months ended September 30, 2006 and September 30, 2005, respectively.

Interchange fees increased 27.9% from $168.6 million for the three months ended September 30, 2005 to $215.7 million for the three months ended September 30, 2006 and represented 73.4% and 73.9% of total revenue for the three months ended September 30, 2006 and 2005, respectively. Interchange expense for the three months ended September 30, 2006 increased primarily due to higher processing volume.

Dues and assessments increased 26.6% from $8.6 million for the three months ended September 30, 2005 to $10.9 million for the three months ended September 30, 2006, also due to the increased processing volume. As a percentage of total revenue, dues and assessments declined from 3.8% for the three months ended September 30, 2005 to 3.7% for the three months ended September 30, 2006.

Net revenue, which is defined as total revenues less interchange fees and dues and assessments, increased 32.0% from $50.9 million for the three months ended September 30, 2005 to $67.2 million for the three months ended September 30, 2006.

Processing and servicing expense for the three months ended September 30, 2006 increased by $8.3 million, or 36.9%, compared with the three months ended September 30, 2005. The increase in the amount of processing and servicing expense was due primarily to (i) processing costs associated with increased processing volume, (ii) increases in the cost of bankcard terminals, prepaid card and stored value hardware deployed (including $0.9 million for the costs of Debitek equipment deployed), (iii) a $2.7 million increase in residual commission payments to our salespersons related to their portion of the growth in our gross margin, and (iv) increases in the costs of operating our service center, including the number of support personnel and depreciation and amortization. As a percentage of total revenue, processing and servicing expense increased from 9.9% for the three months ended September 30, 2005 to 10.5% for the three months ended September 30, 2006. However, this percentage is a decline from 11.9% during the three months ended March 31, 2006 and 10.6% during the three months ended June 30, 2006. The increase from the three months ended September 30, 2005 in processing and servicing as a percentage of total revenue was mitigated by leveraging the lower costs of our internally developed processing systems: HPS Exchange – our front-end processing system, and to a lesser extent, Passport – our back-end processing system. Transactions processed on HPS Exchange represented approximately 66% of our total processing transactions during the three months ended September 30, 2006 compared to 55% during the three months ended September 30, 2005. We expect the increasing share of HPS Exchange in our total merchant base to continue in the future. As of May 1, 2006, our conversion to Passport was substantially complete. We expect to fully realize the lower cost benefits of processing on Passport in future periods. Included in processing and servicing expense was $0.7 million of payroll processing costs in the three months ended September 30, 2006, which increased 77.8% from $0.4 million in the three months ended September 30, 2005.

Customer acquisition costs increased 24.7% from $7.0 million for the three months ended September 30, 2005 to $8.8 million for the three months ended September 30, 2006. The net amortization of signing bonuses increased from $3.6 million for the three months ended September 30, 2005 to $5.7 million for the three months ended September 30, 2006, while the amortization of capitalized customer deferred acquisition costs grew from $2.7 million for the three months ended September 30, 2005 to $3.2 million for the three months ended September 30, 2006. Increases in new merchant account installations and the related processing volume were primarily responsible for the increases in the amortization of both the capitalized customer deferred acquisition costs and signing bonuses.

Depreciation and amortization expenses increased 10.7% from $1.4 million for the three months ended September 30, 2005 to $1.6 million for the three months ended September 30, 2006. The increase was primarily due to the purchase of information technology equipment to support the network and the development of HPS Exchange and Passport. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over three to five years. The amount capitalized increased from $320,000 for the three months ended September 30, 2005 to $559,000 for the three months ended September 30, 2006. The total amount of capitalized projects placed in service for the three months ended September 30, 2006 and 2005 was $380,000 and $2.0 million, respectively. Beginning January 1, 2006, depreciation and amortization expense associated with our service center was included in processing and servicing expense. For the three months ended September 30, 2006, service center-related depreciation and amortization expense was $0.4 million.

General and administrative. General and administrative expenses increased 15.0% from $10.2 million for the three months ended September 30, 2005 to $11.7 million for the three months ended September 30, 2006. The increase was primarily due to added costs necessary to continue building our corporate, information technology and marketing infrastructure to support our growth.

Also contributing to the increase in general and administrative expenses for the three months ended September 30, 2006 was $150,000 for matching payroll tax expense related to gains employees realized on the exercise of non-qualified stock options, $591,000 of general and administrative expenses incurred by Debitek, and $303,000 for SFAS No. 123R share-based compensation expense. General and administrative expenses as a percentage of total revenue declined from 4.5% for the three months ended September 30, 2005 to 4.0% for the three months ended September 30, 2006, as revenue growth outpaced the increase in expenses. Our payroll operation’s general and administrative expenses increased by 40.8% from $556,000 for the three months ended September 30, 2005 to $783,000 for the three months ended September 30, 2006.

Income from operations. For the reasons described above, income from operations improved from $9.7 million for the three months ended September 30, 2005 to $14.2 million for the three months ended September 30, 2006. Our operating margin, which is measured as operating income divided by net revenue, was 21.2% for the three months ended September 30, 2006, compared to 19.0% for the three months ended September 30, 2005.

Interest income. Interest income increased from $239,000 for the three months ended September 30, 2005 to $431,000 for the three months ended September 30, 2006, due primarily to an increase in the amount of cash available for investment and higher interest rates.

Interest expense. Interest expense decreased from $418,000 for the three months ended September 30, 2005 to $264,000 for the three months ended September 30, 2006. Most of our interest expense arises from the practice of having our sponsor bank advance interchange fees to most of our merchants. In August 2005, we began using a portion of our available cash to fund these advances. These advances to our merchants are funded first with our cash available for investment, then by incurring a payable to our sponsor bank when that cash has been expended. We pay the sponsor bank the prime rate on these payables. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants. Interest expense for the three months ended September 30, 2005 also included $24,000 of interest expense recorded on a revolver advance facility and line of credit which we paid off in August 2005 using proceeds from our initial public offering.

Fair value adjustment for warrants with mandatory redemption provisions. We recognized expense of $2.6 million during the three months ended September 30, 2005 to adjust the warrants’ carrying value to $26.51 per share, the closing price of our common stock on the day prior to the exercise of the warrants. The warrants were exercised on August 16, 2005.

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

Income Tax. Income taxes for the three months ended September 30, 2006 were $4.3 million reflecting an effective tax rate of 29.6%. This represented a reduction from an effective tax rate of 45.7% for the three months ended September 30, 2005, which resulted in income tax expense of $5.5 million. The reduction in the effective tax rate was due to revising state income sourcing approaches in the third quarter of 2006 and the impact of the fair value adjustment for warrants included in the three months ended September 30, 2005. As a result of revising state income sourcing approaches in the third quarter of 2006, we realized reductions of our 2005 state income tax expense and our 2006 estimated effective annual state tax rates. In accordance with APB 28, Interim Financial Reporting, we recorded the resulting total state tax benefit of $1.5 million in the third quarter of 2006, of which $0.5 million related to 2005 and $1.0 million related to the nine months ended September 30, 2006, including $0.4 million for the third quarter of 2006.

Net income. As a result of the above factors, net income increased from $6.5 million for the three months ended September 30, 2005 to $10.1 million for the three months ended September 30, 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Nine Months Ended September 30, 2006	% of Total Revenue	Nine Months Ended September 30, 2005	% of Total Revenue	Change
					Amount	%
Total Revenues	$808,645	100.0%	$607,648	100.0%	$200,997	33.1%
Costs of Services:
Interchange	592,426	73.3%	444,100	73.1%	148,326	33.4%
Dues and assessments	29,732	3.7%	22,938	3.8%	6,794	29.6%
Processing and servicing	88,656	11.0%	64,919	10.7%	23,737	36.6%
Customer acquisition costs	25,269	3.1%	20,278	3.3%	4,991	24.6%
Depreciation and amortization	4,403	0.5%	4,056	0.7%	347	8.6%

Total costs of services	740,486	91.6%	556,291	91.5%	184,195	33.1%
General and administrative	35,489	4.4%	28,448	4.7%	7,041	24.8%

Total expenses	775,975	96.0%	584,739	96.2%	191,236	32.7%

Income from operations	32,670	4.0%	22,909	3.8%	9,761	42.6%

Other income (expense):
Interest income	1,261	0.2%	422	0.1%	839	198.8%
Interest expense	(608)	(0.1)%	(1,391)	(0.2)%	783	(56.3)%
Fair value adjustment for warrants with mandatory redemption provisions	—	—	(2,912)	(0.5)%	2,912	(100.0)%
Gain on settlement of financing arrangement	—	—	5,140	0.8%	(5,140)	(100.0)%
Other, net	831	0.1%	11	—	820	nm

Total other income (expense)	1,484	0.2%	1,270	0.2%	214	16.9%

Income before income taxes	34,154	4.2%	24,179	4.0%	9,975	41.3%
Provision for income taxes	12,182	1.5%	10,568	1.7%	1,614	15.3%

Net income	$21,972	2.7%	$13,611	2.2%	$8,361	61.4%

Revenue. Total revenues increased 33.1% from $607.6 million for the nine months ended September 30, 2005 to $808.6 million for the nine months ended September 30, 2006, primarily as a result of a 31.5% increase in our gross processing revenue from $601.1 million for the nine months ended September 30, 2005 to $790.3 million for the nine months ended September 30, 2006. Our processing volume for the nine months ended September 30, 2006 increased 29.5% to $31.9 billion, compared to $24.6 billion for the nine months ended September 30, 2005. The increases in gross processing revenue and processing volume were primarily attributable to a net increase in merchant accounts, with the number of bank card merchant accounts growing by approximately 21.2% from 106,500 as of September 30, 2005 to 129,100 as of September 30, 2006. The increase in new merchant accounts during this period was primarily the result of the growth in our sales force, combined with improved production from our existing sales force. Gross processing revenue also increased as the result of passing the April 1, 2005 increases in interchange fees assessed by card issuing banks through to our merchants.

Total revenues also include payroll processing fees and equipment-related income. Payroll processing fees increased by 29.5% from $3.3 million for the nine months ended September 30, 2005 to $4.2 million in for the nine months ended September 30, 2006 primarily due to the 50.3% increase in the number of payroll processing customers from 2,578 at September 30, 2005 to 3,874 at September 30, 2006.

Equipment-related income increased by $10.8 million, from $3.3 million for the nine months ended September 30, 2005 to $14.1 million for the nine months ended September 30, 2006, primarily due to the increase in the number of new card processing merchants installed and $4.6 million of revenues contributed by Debitek, which we acquired as of January 1, 2006.

Costs of services. Costs of services increased 33.1% from $556.3 million for the nine months ended September 30, 2005 to $740.5 million for the nine months ended September 30, 2006, due primarily to an increase in interchange fees, which resulted from higher processing volume. Costs of services represented 91.6% and 91.5% of total revenue in the nine months ended September 30, 2006 and September 30, 2005, respectively.

Interchange fees increased 33.4% from $444.1 million for the nine months ended September 30, 2005 to $592.4 million for the nine months ended September 30, 2006 and represented 73.3% and 73.1% of total revenue for the nine months ended September 30, 2006 and 2005, respectively. In addition to increasing due to higher processing volume and April 1, 2005 increases in interchange fees charged by issuing banks, interchange expense for the nine months ended September 30, 2006 increased by $2.0 million for a first quarter of 2006 change in our estimate of the amount of on-line debit interchange expense we accrue. The change in estimate was based on new information which became available to us. Interchange expense for the nine months ended September 30, 2006 also included interchange adjustments we paid to our merchants resulting from our conversion to Passport.

Dues and assessments increased 29.6% from $22.9 million for the nine months ended September 30, 2005 to $29.7 million in for the nine months ended September 30, 2006 also due to the increased processing volume. As a percentage of total revenue, dues and assessments declined from 3.8% for the nine months ended September 30, 2005 to 3.7% for the nine months ended September 30, 2006.

Net revenue, which is defined as total revenues less interchange fees and dues and assessments, increased 32.6% from $140.6 million for the nine months ended September 30, 2005 to $186.5 million for the nine months ended September 30, 2006.

Processing and servicing expense for the nine months ended September 30, 2006 increased by $23.7 million, or 36.6%, compared with the nine months ended September 30, 2005. The increase in processing and servicing expense was due primarily to (i) processing costs associated with increased processing volume, (ii) increases in the cost of bankcard terminals, prepaid card and stored value hardware deployed (including $2.8 million for the costs of Debitek equipment deployed), (iii) a $6.0 million increase in residual commission payments to our salespersons related to their portion of the growth in our gross margin, and (iv) increases in the costs of operating our service center, including the number of support personnel and depreciation and amortization. As a percentage of total revenue, processing and servicing expense was 11.0% for the nine months ended September 30, 2006 compared with 10.7% for the nine months ended September 30, 2005. The increase in processing and servicing as a percentage of total revenue for the nine months ended September 30, 2006 was driven by increased equipment costs and the inclusion of service center depreciation and amortization, and was partially mitigated by leveraging the lower costs of our internally developed front-end processing system, HPS Exchange. Transactions processed on HPS Exchange represented approximately 62% of our total processing transactions during the nine months ended September 30, 2006 compared to 53% during the nine months ended September 30, 2005. We expect the increasing share of HPS Exchange in our total merchant base to continue in the future. As of May 1, 2006, our conversion to Passport was substantially complete. We expect to realize the lower cost benefits of processing on Passport in future periods. Included in processing and servicing expense was $1.9 million of payroll processing costs in the nine months ended September 30, 2006, which increased 77.5% from $1.1 million in the nine months ended September 30, 2005.

Customer acquisition costs increased 24.6% from $20.3 million for the nine months ended September 30, 2005 to $25.3 million for the nine months ended September 30, 2006. The net amortization of signing bonuses increased from $10.3 million for the nine months ended September 30, 2005 to $16.1 million for the nine months ended September 30, 2006, while the amortization of capitalized customer deferred acquisition costs grew from $7.6 million for the nine months ended September 30, 2005 to $9.6 million for the nine months ended September 30, 2006. Increases in new merchant account installations and the related processing volume were primarily responsible for the increases in the amortization of both the capitalized customer deferred acquisition costs and signing bonuses.

Depreciation and amortization expenses increased 8.6% from $4.1 million for the nine months ended September 30, 2005 to $4.4 million for the nine months ended September 30, 2006. The increase was primarily due to the purchase of information technology equipment to support the network and the development of HPS Exchange and Passport. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over three to five years. The amount capitalized increased from $1.2 million for the nine months ended September 30, 2005 to $1.9 million for the nine months ended September 30, 2006. The total amount of capitalized projects placed in service for the nine months ended September 30, 2006 and 2005 was $1.6 million and $2.5 million, respectively. Beginning January 1, 2006, depreciation and amortization expense associated with our servicing center was included in processing and servicing expense. For the nine months ended September 30, 2006, service center related depreciation and amortization expense was $1.1 million.

General and administrative. General and administrative expenses increased 24.8% from $28.4 million for the nine months ended September 30, 2005 to $35.5 million for the nine months ended September 30, 2006. The increase was primarily due to added costs necessary to continue building our corporate, information technology and marketing infrastructure to support our growth.

Also contributing to the increase in general and administrative expenses for the nine months ended September 30, 2006 was $1.2 million for matching payroll tax expense related to gains employees realized on the exercise of non-qualified stock options, $1.8 million of general and administrative expenses incurred by Debitek, and $764,000 for SFAS No. 123R share-based compensation expense. General and administrative expenses as a percentage of total revenue declined from 4.7% for the nine months ended September 30, 2005 to 4.4% for the nine months ended September 30, 2006, as revenue growth outpaced the increase in expenses. Our payroll operation’s general and administrative expenses increased by 46.2% from $1.5 million for the nine months ended September 30, 2005 to $2.2 million for the nine months ended September 30, 2006.

Income from operations. For the reasons described above, income from operations improved from $22.9 million for the nine months ended September 30, 2005 to $32.7 million for the nine months ended September 30, 2006. Our operating margin, which is measured as operating income divided by net revenue, was 17.5% for the nine months ended September 30, 2006, compared to 16.3% for the nine months ended September 30, 2005. Our operating income and operating margin for the nine months ended September 30, 2006 was unfavorably impacted by the $2.0 million recorded for the change in estimate of debit interchange expense; excluding that amount, our operating margin would have been 18.4% for the nine months ended September 30, 2006.

Interest income. Interest income increased from $422,000 for the nine months ended September 30, 2005 to $1.3 million for the nine months ended September 30, 2006, due primarily to an increase in the amount of cash available for investment and higher interest rates.

Interest expense. Interest expense decreased from $1.4 million for the nine months ended September 30, 2005 to $608,000 for the nine months ended September 30, 2006. Most of our interest expense arises from the practice of having our sponsor bank advance interchange fees to most of our merchants. In August 2005, we began using a portion of our available cash to fund these advances. These advances to our merchants are funded first with our cash available for investment, then by incurring a payable to our sponsor bank when that cash has been expended. We pay the sponsor bank the prime rate on these payables. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants. Interest expense for the nine months ended September 30, 2005 also included $105,000 of interest expense recorded on a revolver advance facility and line of credit which we paid off in August 2005 using proceeds from our initial public offering.

Fair value adjustment for warrants with mandatory redemption provisions. We recognized expense of $2.9 million during the nine months ended September 30, 2005 to adjust the warrants’ carrying value to $26.51 per share, the closing price of our common stock on the day prior to the exercise of the warrants. The warrants were exercised on August 16, 2005.

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

Other, net. Other income of $831,000 was recorded in the nine months ended September 30, 2006 primarily reflecting a gain from the proceeds received from a legal settlement in the first quarter of 2006.

Income Tax. Income taxes for the nine months ended September 30, 2006 were $12.2 million reflecting an effective tax rate of 35.7%. This represented a reduction from an effective tax rate of 43.7% for the nine months ended September 30, 2005, which resulted in income tax expense of $10.6 million. The reduction in the effective tax rate was due to revising state income sourcing approaches in the third quarter of 2006 and the impact of the fair value adjustment for warrants included in the nine months ended September 30, 2005. As a result of revising state income sourcing approaches in the third quarter of 2006, we realized reductions of our 2005 state income tax expense and our 2006 estimated effective annual state tax rates. In accordance with APB 28, Interim Financial Reporting, we recorded the resulting total state tax benefit of $1.5 million in the third quarter of 2006, of which $0.5 million related to 2005 and $1.0 million related to the nine months ended September 30, 2006, including $0.4 million for the third quarter of 2006.

Net income. As a result of the above factors, net income increased from $13.6 million for the nine months ended September 30, 2005 to $22.0 million for the nine months ended September 30, 2006.

Balance Sheet Information

	September 30, 2006	December 31, 2005
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$23,251	$17,747
Receivables	98,265	93,756
Current tax asset	23,786	1,602
Capitalized customer acquisition costs, net	53,341	42,930
Property and equipment, net	22,289	17,661
Total assets	233,991	183,685

Due to sponsor bank	28,450	34,530
Accounts payable	28,127	25,339
Accrued buyout liability:
Current portion	11,186	10,478
Long-term portion	21,051	17,996
Total liabilities	103,185	103,634
Total stockholders’ equity	130,806	80,051

September 30, 2006 Compared to December 31, 2005

Total assets increased $50.3 million, or 27.4%, to $234.0 million at September 30, 2006 from $183.7 million at December 31, 2005 primarily due to increases in cash and cash equivalents, current tax assets, capitalized customer acquisition costs, receivables and property and equipment, net. Cash and cash equivalents increased by $5.5 million or 31.0% as the result of cash flow (see “—

Liquidity and Capital Resources” for more detail). Current tax assets increased $22.2 million primarily due to recognizing a current tax asset of $27.7 million during the nine months ended September 30, 2006 reflecting tax benefits we will realize through reduced estimated current income tax payments we will make in future periods and by recovering the estimated tax payments we made during the nine months ended September 30, 2006. These tax benefits reflect tax deductions which accrued to us as our employees exercised non-qualified stock options and made disqualifying dispositions of shares acquired through the exercise of incentive stock options during the nine months ended September 30, 2006.

Receivables, which primarily result from our practice of advancing interchange fees to most of our merchants during the processing month and collecting those fees from our merchants at the beginning of the following month, increased $4.5 million, or 4.8%, to $98.3 million at September 30, 2006 from $93.8 million at December 31, 2005. This increase in receivables from merchants was primarily due to the impact of an increase in September 2006 monthly processing volume over December 2005 monthly processing volume. For the month of September 2006, our processing volume was $3.7 billion, compared to processing volume of $3.2 billion during the month of December 2005. In August 2005, we began using a portion of our available cash to fund the advances of interchange fees to our merchants. These advances to our merchants are funded first with our cash available for investment, then by incurring a payable to our sponsor bank when that cash has been expended. At September 30, 2006, we used $36.4 million of our available cash to fund merchant advances. The amount due to our sponsor bank was $28.5 million at September 30, 2006 and $34.5 million at December 31, 2005. The payable to our sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants.

Capitalized customer acquisition costs increased $10.4 million, or 24.3%, from December 31, 2005 as a result of increases in the number of merchants we service. Property and equipment increased $4.6 million, or 26.2%, due to continued building of our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and Passport.

Total stockholders’ equity increased $50.8 million from December 31, 2005 primarily due to tax benefits recorded in additional-paid-in capital related to employees’ exercise of stock options and related tax benefits, which contributed $27.7 million, and our net income of $22.0 million recorded in the nine months ended September 30, 2006, less $0.9 million for dividends declared on common stock. An increase in stockholders’ equity for proceeds received from the exercise of employee stock options, which amounted to $25.7 million, was mostly offset by the purchase of 1,039,500 treasury shares at a cost of $24.4 million.

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

Our cash requirements include funding payments to salespersons for signing bonuses, residual commissions and residual buyouts, paying interest expense and other operating expenses, including taxes, and investments in building our infrastructure. At times, we have used cash to repurchase our common stock. We could in the future use cash for other unspecified acquisitions of related businesses or assets.

In February 2006, we acquired Debitek, a prepaid card and stored-value card solutions provider, for a net cash payment of $3.5 million. The acquisition of Debitek provides us with a proven platform in the stored-value and prepaid cards market, particularly with respect to small-dollar payment applications. This acquisition is not expected to have a material impact on earnings in the near term.

Our cash needs are funded primarily by cash flow from our operating activities and our agreement with our sponsor bank to fund merchant advances. We believe that our current cash and investment balances, cash generated from operations and our agreement with our sponsor bank to fund merchant advances will provide sufficient liquidity to meet our anticipated needs for capital for at least the next twelve months, and currently anticipate no liquidity challenges over a longer term. Our working capital, defined as current assets less current liabilities, was positive at September 30, 2006 and December 31, 2005 and grew by $36.3 million over the nine month period. Each funding source and use is described in more detail below.

At September 30, 2006, we had cash and cash equivalents totaling $23.3 million and at December 31, 2005, we had cash and cash equivalents totaling $17.7 million.

Cash Flow (Used in) Provided by Operating Activities. Net cash used in operating activities was $8.9 million for the nine months ended September 30, 2006, compared to net cash provided by operating activities of $2.8 million for the nine months ended September 30, 2005.

Our reported cash flow from operating activities was unfavorably impacted for the nine months ended September 30, 2006 by the adoption of SFAS No. 123R and SFAS No. 95, Statement of Cash Flow, as amended. With the adoption of these statements, the amount of tax benefits resulting from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options exceeding the amount of SFAS No. 123R compensation cost recognized (referred to as “excess tax benefits” in this document), are classified as a cash inflow from financing activities on our Statement of Cash Flow and a cash outflow from operating activities. For the nine months ended September 30, 2006, our operating cash flow was reduced by the classification of $27.7 million of excess tax benefits as cash inflow from financing activities.

The following table presents the components of our cash flow from operating activities for the nine months ended September 30, 2006, compared with the nine months ended September 30, 2005. This table includes a breakout of the $27.7 million of excess tax benefits showing the $8.1 million portion of excess tax benefits which reduced actual estimated tax payments we made during the nine months ended September 30, 2006. This $8.1 million reduction of estimated tax payments would have been classified as cash inflow from financing activities under the previous cash flow presentation requirements of APB No. 25. The table also shows the $19.6 million of excess tax benefits which are a current tax receivable as of September 30, 2006 and are expected to be realized as reductions of future period estimated tax payments. Before reducing our cash flows from operating activities for the $19.0 million current tax receivable, our cash flow from operations for the nine months ended September 30, 2006 would have been a positive $10.7 million. This $10.7 million reflects the amount of cash flow from operating activities that we would have reported under the previous cash flow presentation requirements of APB No. 25.

	Nine Months Ended September 30,
	2006		2005
	(in thousands)
Net income	$21,972		$13,611
Adjustments for non-cash items included in net income:
Amortization and depreciation	31,295		21,904
Share-based compensation	764		—
Deferred taxes	104		1,030
Other non-cash items included in net income, net	—		(2,195)

Adjustments for changes in operating assets and liabilities:
Payment of signing bonuses, net	(23,934)		(14,723)
Payouts of accrued buyout liability	(7,983)		(11,420)
Excess tax benefits realized as reductions of actual estimated tax payments	(8,050	)(a)	—
Other changes in operating assets and liabilities, net	(3,443)		(5,402)

Cash flow from operating activities before deduction of the current receivable for excess tax benefits	10,725		2,805

Less:
Current receivable for excess tax benefits which are expected to be realized as reductions of future estimated tax payments	(19,611	)(a)	—

Net cash (used in) provided by operating activities	$(8,886)		$2,805

(a)	The combined $27.7 million of excess tax benefits realized as reductions of actual estimated tax payments plus the current receivable for excess tax benefits has been reported as a cash inflow from financing activities.

Key sources of operating cash flows were our net income as adjusted for deferred taxes, depreciation and amortization, and share-based compensation expense. Other major determinants of operating cash flow are net signing bonus payments, which consume increasing amounts of operating cash as our new merchant installation activity rises, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout liability” for more information. Net signing bonuses of $23.9 million and $14.7 million, respectively, were paid in the nine months ended September 30, 2006 and 2005. In the nine months ended September 30, 2006 and 2005, we reduced the accrued buyout liability by making buyout payments of $8.0 million and $11.4 million, respectively. Included in the $11.4 million of buyout payments in the nine months ended September 30, 2005 was $3.8 million used by salespersons who participated in the PEPShares Plan to exercise their options to acquire 677,544 shares of our common stock.

Contained within changes in operating assets and liabilities are the changes in receivables due to sponsor bank and accounts payable. In August 2005, we began using a portion of our available cash to fund the advances of interchange fees to our merchants, thereby using operating cash to pay down our payable to our sponsor bank. Advances to our merchants are funded first with our available cash, then by incurring a payable to our sponsor bank when that cash has been expended. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants.

Cash Flow Used in Investing Activities. Net cash used in investing activities was $13.4 million for the nine months ended September 30, 2006, compared to $9.5 million for the nine months ended September 30, 2005. In January 2006, we made a $0.5 million strategic investment in convertible preferred stock issued by Parcxmart Technologies, Inc. (“Parcxmart”). This investment solidified our marketing alliance with Parcxmart under which we provide merchant acquirer services and offer bank card processing services to those merchants who use Parcxmart’s smart card payment system. In February 2006, we made a net cash payment of $3.5 million to acquire Debitek, Inc.

During each period, we used cash to fund capital expenditures. Total capital expenditures for the nine months ended September 30, 2006 were $9.6 million, an increase of $0.3 million from the $9.3 million invested in the nine months ended September 30, 2005. These expenditures were primarily related to the continued building of our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and Passport. We also spent $3.5 million for the construction of our new

Service Center facility. We anticipate that these expenditures may increase as we further develop our technology. In addition, our subsidiary, Heartland Payroll Company, has invested a portion of the cash balances it held in securities that are classified on our balance sheet as investments. We invest directly in federal, federal agency and corporate debt obligations with maturities of up to four years and no less than a Baa rating or in short-term fixed income mutual funds.

Cash Flow Provided By (Used in) Financing Activities. Net cash provided by financing activities was $27.8 million for the nine months ended September 30, 2006 and $40.7 million for the nine months ended September 30, 2005. Cash provided by financing activities during the nine months ended September 30, 2006 was favorably impacted by the proceeds received from employees exercising stock options and from excess tax benefits. However, the cash proceeds received from the exercise of employee stock options were used to repurchase shares of our common stock.

Net cash provided by financing activities for the nine months ended September 30, 2005 was impacted by the net cash proceeds of $41.7 million we received at the closing of our initial public offering on August 16, 2005.

During the nine months ended September 30, 2006, employees exercised stock options generating cash in the aggregate amount of $25.7 million. Offsetting the cash provided from employees’ exercise of stock options during the nine months ended September 30, 2006 was the use of $24.4 million of cash to repurchase 1,039,500 shares of our common stock. See “—   Common Stock Repurchases” for more information. During the nine months ended September 30, 2005, employees exercised their stock options and PEPShares Plan options generating cash in the aggregate amount of $6.4 million.

During the nine months ended September 30, 2006, we reported as a financing cash inflow, $27.7 million of excess tax benefits resulting from employees exercising stock options. The $27.7 million was also reported as an operating cash outflow. However, only $8.1 million of the $27.7 million excess tax benefits was realized as a reduction of the estimated tax payments we made during the nine months ended September 30, 2006. See “—   Cash Flow (Used In) Provided By Operating Activities” for more detail.

During the nine months ended September 30, 2006 and 2005, we paid down financing arrangements and borrowings in the amounts of $192,000 and $7.5 million, respectively, including in September 2005 a cash payment of $3.0 million to reacquire 2,400 merchant contracts and fully extinguish our obligations under a related financing arrangement.

Common Stock Repurchases. On January 13, 2006, our Board of Directors authorized management to repurchase up to the lesser of (a) 1,000,000 shares of our common stock or (b) $25,000,000 worth of our common stock in the open market.

On August 1, 2006, our board of directors authorized management to repurchase up to 1,000,000 shares of our common stock in the open market using proceeds from the issuance of stock options. This authorization is in addition to the 1,000,000 common shares which the board of directors had authorized on January 13, 2006.

Under these authorizations, we had repurchased 1,039,500 shares of our common stock during the nine months ended September 30, 2006 at a cost of $24.4 million, or $23.51 per share. We intend to use these authorizations to repurchase shares opportunistically as a means of offsetting dilution from shares issued upon the exercise of options under employee benefit plans. We have no obligation to repurchase shares under the authorization, and the specific timing and amount of the stock repurchase will vary based on market conditions, securities law limitations and other factors. The stock repurchase will be executed utilizing our cash resources including the proceeds of stock options exercises.

Dividends on Common Stock. On August 1, 2006, our board of directors declared an initial quarterly cash dividend of $0.025 per share of common stock, which was paid on September 15, 2006 to stockholders of record as of August 25, 2006.

On November 2, 2006, our board of directors declared a quarterly cash dividend of $0.025 per share of common stock, payable on December 15, 2006 to stockholders of record as of November 24, 2006.

Contractual Obligations. The Visa and MasterCard associations generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of our transactions involve the delivery of the product or service at the time of the transaction, a good estimate of our exposure to chargebacks is the last four months’ processing volume on our portfolio, which was $15.5 billion and $12.0 billion for the four months ended September 30, 2006 and December 31, 2005, respectively. However, for the four months ended September 30, 2006 and December 31, 2005, we were presented with $9.9 million and $6.6 million, respectively, of chargebacks by issuing banks. In the nine months ended September 30, 2006 and the 2005 full year, we incurred merchant credit losses of $1.0 million and $1.2 million, respectively, on total dollar volume processed of $31.9 billion and $33.7 billion, respectively. These credit losses are included in processing and servicing expense in our consolidated statements of operations.

The following table reflects our significant contractual obligations as of September 30, 2006:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Contractual Obligations
Processing providers (a)	$21,987	$7,898	$10,233	$3,856	$—
Financing arrangement (expected payments, including interest)	307	307	—	—	—
Telecommunications providers	4,353	3,343	1,010	—	—
Office and equipment leases	6,340	2,042	2,229	1,268	801
Land, construction and equipment (b)	3,724	3,685	39	—	—

	$36,711	$17,275	$13,511	$5,124	$801

(a)	We have agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. These third-party processors include TSYS Acquiring Solutions (formerly Vital Processing Services), KeyBank, N.A., First Data Corporation, Chase Paymentech Solutions and Global Payments, Inc. Our agreements with third-party processors require us to submit a minimum monthly number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay them the fees that they would have received if we had submitted the required minimum number or volume of transactions. We entered into a new contract with TSYS Acquiring Solutions, our main third party processor, on March 29, 2006.
(b)	These amounts relate to contractual commitments we have for developing land and constructing our new Service Center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with the development of this site. Through September 30, 2006, we have spent approximately $3.5 million of our cash on our new Service Center, including $1.7 million to acquire land, and over the next fifteen months we expect to spend approximately $22.5 million more on its development, including the contractual obligations in the above table. We are currently pursuing alternative credit facilities with several financial institutions for financing these development costs.

In addition, we record a payable to KeyBank each month in conjunction with our monthly processing activities. This amount was $28.5 million as of September 30, 2006. This amount is repaid on the first business day of the following month out of the fees collected from our merchants.

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

Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is to changes in interest rates. During each month, KeyBank advances interchange fees to most of our merchants so that during the month we apply a portion of our available cash to fund these advances and we build up a significant payable to KeyBank, bearing interest at the prime rate. At September 30, 2006, our payable to KeyBank was $28.5 million. This advance is repaid on the first business day of the following month out of fee collections from our merchants. During the quarter ended September 30, 2006 the average daily interest-bearing balance of that loan was approximately $7.2 million. A hypothetical 100 basis point change in short-term interest rates would result in a change of approximately $72,000 in annual pre-tax income.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities of up to four years. At September 30, 2006, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $21,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $19,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $21,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $19,000.

We do not hold or engage in the trading of derivative financial, commodity or foreign exchange instruments. All of our business is conducted in U.S. dollars.

Office Facilities

Our principal executive offices are located in approximately 9,300 square feet of leased office space on Nassau Street in Princeton, New Jersey. This lease expires in May 2013. We also lease 15,940 square feet of office space in Cleveland, Ohio under a lease that expires on September 30, 2012, 1,284 square feet in Phoenix, Arizona under a lease that expires on September 30, 2008, 64,351 square feet in Jeffersonville, Indiana under leases that expire between July 17, 2007 and April 30, 2009, and 18,456 square feet in Frisco, Texas under a lease that expires on October 31, 2008. Through an acquisition, we also occupy 9,461 square feet of office space in Chattanooga, Tennessee with a lease expiring on January 31, 2009. We believe that these facilities are adequate for our current operations. Each of these leases, other than the Frisco lease, is renewable.

Prior to October 2005, our principal executive offices were located in approximately 5,000 square feet of leased office space on Hulfish Street in Princeton, New Jersey. The Hulfish Street lease will terminate on October 31, 2006 as a result of a negotiated buyout.

Recent Accounting Pronouncements

The FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”), in June 2006. FIN No. 48 clarifies the accounting for the recognition and measurement of tax benefits associated with uncertain tax positions and defines criterion that an individual tax position must meet for any part of that position to be recognized or continue to be recognized in the financial statements. FIN No. 48 also adds disclosure requirements for the amounts of unrecognized tax benefits associated with uncertain tax positions. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that the application of FIN No. 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

The FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), in September 2006. SFAS No. 157 establishes a single authoritative definition of fair value in generally accepted accounting principles (GAAP), sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. We do not believe that the application of SFAS No. 157 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

Changes in Internal Controls

During the quarter ended September 30, 2006, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The following table presents information with respect to those purchases of our common stock made during the three months ended September 30, 2006:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
During the month ended:
July 31, 2006	—	—	—		—
August 31, 2006	123,600	$25.52	123,600		1,002,500
September 30, 2006	42,000	$26.51	42,000		960,500

Totals for the three months ended September 30, 2006	165,600	$25.57	165,600	(a)

(a)	Total number of shares purchased as part of a publicly announced plan, since the announcement of that plan, were 1,039,500 shares at an average price of $23.51 per share.

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

Date: November 13, 2006

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