Form 10-K
period 2006-12-31
HEARTLAND PAYMENT SYSTEMS INC
filed 2007-03-09
CIK 1144354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

NONE

(title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  YES    ☒  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  YES    ☒  NO

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

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  YES    ☒  NO

The aggregate market value of the voting common stock held by non-affiliates based on the last reported sale price on June 30, 2006: approximately $426 million.

As of March 2, 2007, there were 37,493,566 shares of the registrant’s Common Stock, $.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the registrant’s proxy statement for the 2007 annual meeting of shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K for fiscal year ended December 31, 2006.

Heartland Payment Systems, Inc.

December 31, 2006 Form 10-K

FORWARD LOOKING STATEMENTS

Unless the context requires otherwise, references in this report to “the Company,” “we,” “us,” and “our” refer to Heartland Payment Systems, Inc. and our subsidiaries.

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

In addition, certain of our SEC filings, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be viewed and printed from the investor information section of our website at www.heartlandpaymentsystems.com, as soon as reasonably practicable after filing with the SEC. Certain materials relating to our corporate governance, including our senior financial officers’ code of ethics, are also available in the investor relations section of our website.

The information on the websites listed above, is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document. These websites are, and are only intended to be, inactive textual references.

PART I

ITEM 1.	BUSINESS

Overview of Our Company

Delaware Corporation

We were incorporated in Delaware in June 2000. Our headquarters are located at 90 Nassau Street, Princeton, NJ 08542, and our telephone number is (609) 683-3831.

Bank Card Payment Processing

Our primary business is to provide bank card payment processing services to merchants in the United States. This involves facilitating the exchange of information and funds between merchants and cardholders’ financial institutions, providing end-to-end electronic payment processing services to merchants, including merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support and risk management. We also provide additional services to our merchants, such as payroll processing, gift and loyalty programs, and paper check processing, and we sell and rent point-of-sale devices and supplies.

According to The Nilson Report, in 2005 we were the 6th largest card acquirer in the United States ranked by purchase volume, which consists of both credit and debit Visa and MasterCard transactions. This ranking represented 2.2% of the total bank card processing market. At December 31, 2006, we provided our bank card payment processing services to approximately 133,200 active merchant locations, referred to as bank card merchants in this document, throughout the United States. In 2006, 2005 and 2004, our bank card processing volume was $43.3 billion, $33.7 billion and $25.0 billion, respectively.

Our bank card processing revenue is recurring in nature, as we typically enter into three-year service contracts that, in order to qualify for the agreed-upon pricing, require the achievement of agreed bank card processing volume minimums from our merchants. Most of our revenue is from gross processing fees, which are primarily a combination of a percentage of the dollar amount of each Visa and MasterCard transaction we process plus a flat fee per transaction. We pay interchange fees to card issuing banks and dues and assessments to Visa and MasterCard, and we retain the remainder. For example, the allocation of funds resulting from a $100 transaction is depicted below.

We sell and market our bank card payment processing services through a nationwide direct sales force of 1,379 sales professionals. Through this sales force we establish a local sales and servicing presence, which we believe provides for enhanced referral opportunities and helps mitigate merchant attrition. We compensate our sales force solely through commissions, based upon the performance of their merchant accounts. We believe that our sales force and our experience and knowledge in providing payment processing services to small- and medium-size merchants gives us the ability to effectively evaluate and manage the payment processing needs and risks that are unique to these merchants. In 2006, our sales force generated over 55,000 bank card merchant applications and installed almost 51,000 new bank card merchants. In 2005, our sales force generated over 51,000 bank card merchant applications and installed almost 45,000 new bank card merchants.

We focus our sales efforts on low-risk bank card merchants and have developed systems and procedures designed to minimize our exposure to potential losses. In 2006 and 2005, we experienced losses of 0.45 basis points (0.0045%) and 0.36 basis points (0.0036%) of payment bank card processing volume, respectively. We have developed significant expertise in industries that we believe present relatively low risks as the customers are generally present and the products or services are generally delivered at the time the transaction is processed. These industries include restaurants, brick and mortar retailers, lodging establishments, automotive repair shops, convenience and liquor stores, professional service providers, and other. As of December 31, 2006, approximately 32.0% of our bank card merchants were restaurants, approximately 20.9% were brick and mortar retailers, approximately 10.5% were convenience and liquor stores, approximately 8.6% were automotive sales, repair shops and gas stations, approximately 7.2% were professional service providers and approximately 3.9% were lodging establishments.

We believe that the restaurant industry will remain an area of focus, though its growth will likely approximate the growth in the overall portfolio. Restaurants represent an attractive segment for us: according to a report by the National Restaurant Association, restaurant industry sales are expected to reach approximately $537 billion in 2007, which would represent the fifteenth consecutive year of real sales growth, as adjusted for inflation. This steady growth profile, combined with the industry’s low seasonality, makes restaurant merchant bank card processing volume very stable and predictable. In addition, the incidence of chargebacks is very low among restaurants, as the service is provided before the card is used. Our industry focus not only differentiates us from other payment processors, but also allows us to forge relationships with key trade associations that attract merchants to our business. Our industry focus also allows us to better understand a merchant’s needs and tailor our services accordingly.

Since our inception, we have developed a number of proprietary Internet-based systems to increase our operating efficiencies and distribute our processing and merchant data to our three main constituencies: our sales force, our merchant base and our customer service staff. In 2001, we began providing authorization and data capture services to our merchants through our own front-end processing system, HPS Exchange. In 2005, we began providing clearing, settlement and merchant accounting services through our own internally developed back-end processing system, “Passport.” Passport enables us to customize these services to the needs of our Relationship Managers and merchants. We completed converting substantially all of our bank card merchants to Passport during the second quarter of 2006.

During the years ended December 31, 2006, 2005 and 2004, approximately 64%, 53% and 43%, respectively, of our transactions were processed through HPS Exchange, which has decreased our operating costs per transaction. At December 31, 2006, approximately 129,900 of our 133,200 total bank card merchants were processing on Passport. With the conversion to Passport in 2006, our internally developed systems are providing substantially all aspects of a merchant’s processing needs. Previously, we relied on third party vendors for some of these services including bank card authorization and data capture services, settlement and merchant accounting services.

Payroll Processing Services

Through our wholly-owned subsidiary, Heartland Payroll Company, we operate a full-service nationwide payroll processing service. At December 31, 2006 we processed payroll for 4,216 customers throughout the United States. At December 31, 2005 and 2004, we processed payroll for 2,664 customers and 2,138 customers, respectively.

Our nationwide direct sales force also sells our payroll processing services solely on a commission basis. In 2006, our direct sales force received additional training regarding our payroll processing products and increased its focus on selling these products. In 2006, 2005 and 2004, we installed 3,140, 1,117 and 988 new payroll processing customers, respectively.

Our total merchants, which we define as bank card processing merchants plus payroll customers, increased to 137,416 at December 31, 2006 from 113,164 total merchants at December 31, 2005 and 91,039 total merchants at December 31, 2004.

Payment Processing Industry Overview

The payment processing industry provides merchants with credit, debit, gift and loyalty card and other payment processing services, along with related information services. The industry has grown rapidly in recent years as a result of wider merchant acceptance, increased same store sales, increased consumer use of bank cards and advances in payment processing and telecommunications technology. According to The Nilson Report, total expenditures for all card type transactions by U.S. consumers were $2.1 trillion in 2005, and are expected to grow to $3.7 trillion by 2010. From 1999 to 2005, the compound annual growth rate of card payments was 11.9%, and this rate is expected to remain unchanged at 11.8% for 2006 to 2010. The proliferation of bank cards has made the acceptance of bank card payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. This use of bank cards, enhanced technology initiatives, efficiencies derived from economies of scale and the availability of more sophisticated products and services to all market segments has led to a highly competitive and specialized industry.

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

(a)	HPS Exchange: 68% of our bank card merchants

Passport: 97% of our bank card merchants

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

Source: The Nilson Report

Technology

At present, many large payment processors provide customer service and applications via legacy systems that are difficult and costly to alter or otherwise customize. In contrast to these systems, recent advances in scalable and networked computer systems, and relational database management systems, provide payment processors with the opportunity to deploy less costly technology that has improved flexibility and responsiveness. In addition, the use of fiber optic cables and advanced switching technology in telecommunications networks and competition among long-distance carriers, and the dramatic increase in merchants’ use of the Internet to process their transactions, further enhance the ability of payment processors to provide faster and more reliable service at lower per-transaction costs than previously possible.

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

Consolidation

During the last decade, the payment processing industry has undergone significant consolidation. The costs to convert from paper to electronic processing, merchant requirements for improved customer service, the risk of merchant fraud, and the demand for additional customer applications have made it difficult for community and regional banks to remain competitive in the merchant acquiring industry. Many of these providers are unwilling or unable to invest the capital required to meet these evolving demands, and have steadily exited the payment processing business or otherwise found partners to provide payment processing for their customers. Despite this consolidation, the industry remains fragmented with respect to the number of entities selling payment processing services, particularly to small- and medium-sized merchants.

Favorable Demographics

Younger consumers’ use of card-based and other electronic payment methods for purchases tends to be higher than usage by older consumers. According to Nellie Mae and Javelin Strategy:

•	the number of college students who have credit cards has grown from 67% in 1998 to 76% in 2004:

•	the prevalence of credit cards among college students is also reflected in the increased average number of cards held, from 3 cards in 2000 to 4.1 cards in 2004;

•	there is increased card usage between the ages of 18 and 24, with 18-year-old students having the lowest card usage rate and debt levels and 24-year-old students typically having the highest; and

•	if 18 to 34 year-olds could use only one form of payment, the highest percentage – nearly one in three – would choose to use a debit card.

As these consumers who have experience with card products, technology and the Internet enter and come to represent an increasing portion of the work force, we expect that purchases using card-based payment methods will comprise an increasing percentage of total consumer spending. This will represent the continuation of a trend that has been in place for the last decade.

We also expect to benefit from the increased spending of baby boomers. According to the Bureau of Labor Statistics’ 2004 Consumer Expenditure Survey, households headed by 45- to 54-year-olds spent each year on average $2,955 on food away from home, compared to $2,434 for all households. They also had the highest average pre-tax income in 2004 ($70,434) compared to all other age groups. Research from the National Restaurant Association shows that this group goes to casual dining restaurants more frequently than other groups. Since a significant percentage of our bank card processing volume comes from restaurant merchants, we believe these trends will have a positive impact on our growth and future performance.

Our Competitive Strengths

We believe our competitive strengths include the following:

Large, Experienced, Efficient Direct Sales Force

While many of our competitors rely on Independent Sales Organizations that often generate merchant accounts for multiple payment processing companies simultaneously, we market our services throughout the United States through our direct sales team of 1,379 Relationship Managers, Servicing Managers and sales managers who work exclusively for us. Our Relationship Managers have local merchant relationships and industry-specific knowledge that allow them to effectively compete for merchants. Our Relationship Managers are compensated solely on commissions, receiving signing bonuses and ongoing residual commissions for generating new merchant accounts. These commissions are based upon the gross margin we estimate that we will receive from their merchants, calculated by deducting interchange fees, dues and assessments and all of our costs incurred in underwriting, processing, servicing and managing the risk of the account from gross processing revenue. Our Relationship Managers have considerable latitude in pricing a new account, but we believe that the shared economics motivate them to sign attractively priced contracts with merchants generating significant bank card processing volume. At the same time, our Relationship Managers share in any losses we incur on their merchant accounts, which we believe causes them to avoid riskier merchants. The residual commissions our Relationship Managers receive from their merchant accounts give them an incentive to maintain a continuing dialogue and servicing presence with their merchants. We believe that our compensation structure is atypical in our industry and contributes to building profitable, long-term relationships with our merchants. Our sales compensation structure and marketing activities focus on recruiting and supporting our direct sales force, and we believe that the significant growth we have achieved in our merchant portfolio and bank card processing volume are directly attributable to these efforts.

Recurring and Predictable Revenue

We generate recurring revenue through our payment processing services. Our revenue is recurring in nature because we typically enter into three-year service contracts that require minimum volume commitments from our merchants to qualify for the agreed-upon pricing. Our recurring revenue grows as the number of transactions or dollar volume processed for a merchant increases or as our merchant count increases. In 2006, approximately 73% of our bank card processing volume came from merchants we installed in 2005 and earlier.

Internal Growth

While many of our competitors in the payment processing industry have relied on acquisitions to expand their operations and improve their profitability, we have grown our business primarily through internal expansion by generating new merchant contracts submitted by our own direct sales force and, primarily before 2000, sales agents affiliated with us. Every merchant we currently process was originally underwritten by our staff, and we have substantial experience responding to their processing needs and the risks associated with them. We believe this both enhances our merchant retention and reduces our risks. We believe that internally generated merchant contracts are of a higher quality and are more predictable than, and the costs associated with such contracts are lower than the costs associated with, contracts acquired from third parties.

Strong Position and Substantial Experience in Our Target Markets

As of December 31, 2006, we were providing payment processing services to approximately 133,200 active small- and medium-sized bank card merchants located across the United States. We believe our understanding of the needs of small- and medium-sized merchants and the risks inherent in doing business with them, combined with our efficient direct sales force, provides us with a competitive advantage over larger service providers that access this market segment indirectly. We also believe that we have a competitive advantage over service providers of a similar or smaller size that may lack our extensive experience and resources and which do not benefit from the economies of scale that we have achieved.

Industry Expertise

We have focused our sales efforts on merchants who have certain key attributes and on industries in which we believe our direct sales model is most effective and the risks associated with processing are relatively low. These attributes include owners who are typically on location, interact with customers in person, value a local sales and servicing presence and often consult with trade associations and other civic groups to help make purchasing decisions. Although we have historically focused significant sales and marketing efforts on the restaurant industry, our merchant base now also includes a broad range of brick and mortar retailers, lodging establishments, automotive repair shops, convenience and liquor stores and professional service providers. To further promote our products and services, we have entered into sponsoring arrangements with various trade associations, with an emphasis on state restaurant and hospitality groups. We believe that these sponsorships have enabled us to gain exposure and credibility within the restaurant industry and have provided us with opportunities to market our products to new merchants. In December 2006, the restaurant industry represented approximately 40.3% of our bank card processing volume and 54.8% of our transactions. In December 2005 and December 2004, the restaurant industry represented approximately 40.2% and 41.0% of our bank card processing volume and 54.3% and 55.4% of our transactions, respectively. We believe that the restaurant industry will continue to represent a significant portion of our bank card processing volume as the industry continues to experience sales growth and we continue to generate new restaurant merchants. According to a report by the National Restaurant Association, restaurant industry sales are expected to reach approximately $537 billion in 2007, which would represent the fifteenth consecutive year of real sales growth, as adjusted for inflation. This steady growth profile, together with the industry’s low seasonality, makes restaurant merchant bank card processing volume relatively stable and predictable. Our focus on small- and medium-sized merchants and on certain industries has diversified our merchant portfolio and we believe has reduced the risks associated with revenue concentration. In 2006, no single merchant represented more than 0.26% of our total bank card processing volume. In 2005 and 2004, no single merchant represented more than 0.29% and 0.26% of our total bank card processing volume, respectively. We intend to build upon our success in the restaurant industry by applying similar strategies to new vertical markets through targeted marketing efforts that leverage our local sales force.

Merchant Focused Culture

We have built a culture and established practices that we believe improve the quality of services and products we provide to our merchants. This culture spans from our sales force, which maintains a local market presence to provide rapid, personalized customer service, through our service center which is segmented into regionalized teams to optimize responsiveness, and to our technology organization, which has developed a customer management interface and information system that alerts our Relationship Managers to any problems a merchant has reported and provides them with detailed information on the merchants in their portfolio. Additionally, we believe that we are one of the few companies that discloses our pricing policies to merchants. Visa and MasterCard alter their interchange fees once or twice per year; we believe that we are one of the few companies that does not use such adjustments to increase our own margins. We think this is the best long-term approach. We believe that our culture and practices allow us to maintain strong merchant relationships and differentiate ourselves from our competitors in obtaining new merchants.

Scalable Operating Structure

Our scalable operating structure allows us to expand our operations without proportionally increasing our fixed and semi-fixed support costs. In addition, our technology platform, including both HPS Exchange and Passport, was designed with the flexibility to support significant growth and drive economies of scale with relatively low incremental costs. Most of our operating costs are related to the number of individuals we employ. We have in the past used, and expect in the future to use, technology to leverage our personnel, which should cause our personnel costs to increase at a slower rate than our bank card processing volume.

Advanced Technology

We employ information technology systems which use the Internet to improve management reporting, enrollment processes, customer service, sales management, productivity, merchant reporting and problem resolution. In 2001, we began providing authorization and data capture services to our merchants through our internally-developed front-end processing system, HPS Exchange. This system incorporates real time reporting tools through, and interactive point-of-sale database maintenance via, the Internet. These tools enable merchants, and our employees, to change the messages on credit card receipts and to view sale and return transactions entered into the point-of-sale device with a few second delay on any computer linked to the Internet. During the years ended December 31, 2006, 2005 and 2004, approximately 64%, 53% and 43%, respectively, of our transactions were processed through HPS Exchange.

In 2005, we began providing clearing, settlement and merchant accounting services through our own internally developed back-end processing system, “Passport.” Passport enables us to customize these services to the needs of our Relationship Managers and merchants. We completed converting substantially all of our bank card merchants to Passport during the second quarter of 2006. At December 31, 2006, approximately 129,900 of our 133,200 total bank card merchants were processing on Passport.

HPS Exchange, Passport and our other technology efforts have contributed to a reduction of our per-transaction processing costs and to a reduction of our costs of services as a percentage of our revenue. Many existing merchants will remain on TSYS Acquiring Solutions (“TSYS”) systems and those of our other third-party processors for front-end services for the duration of their relationship with us. However, we intend to install the majority of our new merchants on HPS Exchange, and to convert to HPS Exchange as many merchants on third party front ends as possible. Our Internet-based systems allow all of our merchant relationships to be documented and monitored in real time, which maximizes management information and customer service responsiveness. We believe that these systems help attract both new merchants and Relationship Managers and provide us with a competitive advantage over many of our competitors who rely on less flexible legacy systems.

Comprehensive Underwriting and Risk Management System

Through our experience and cumulative knowledge in assessing risks associated with providing payment processing services to small- and medium-size merchants, we have developed procedures and systems that provide risk management and fraud prevention solutions designed to minimize losses. Our underwriting processes help us to evaluate merchant applications and balance the risks of accepting a merchant against the benefit of the bank card processing volume we anticipate the merchant will generate. We believe our systems and procedures enable us to identify potentially fraudulent activity and other questionable business practices quickly, thereby minimizing both our losses and those of our merchants. As evidence of our ability to manage these risks, we experienced losses of no more than 0.45 basis points of bank card processing volume for each of the years ended December 31, 2006, 2005 and 2004.

Proven Management Team

We have a strong senior management team, each with at least a decade of financial services and payment processing experience. Our Chief Executive Officer, Robert O. Carr, was a founding member of the Electronic Transactions Association, the leading trade association of the bank card acquiring industry. Our management team has developed extensive contacts in the industry and with banks and value-added resellers. We believe that the strength and experience of our management team has helped us to attract additional sales professionals and add additional merchants, thereby contributing significantly to our growth.

Our Strategy

Our current growth strategy is to increase our market share as a provider of bank card payment processing services to small- and medium-size merchants in the United States. We believe that the increasing use of bank cards, combined with our sales and marketing approaches, will continue to present us with significant growth opportunities. Key elements of our strategy include:

Expand Our Direct Sales Force

Unlike many of our competitors who rely on Independent Sales Organizations or salaried salespeople and telemarketers, we have built a direct, commission-only sales force. We have grown our sales force from 832 Relationship Managers and sales managers as of December 31, 2004, to 1,010 and 1,379 Relationship Managers, Servicing Managers and sales managers as of December 31, 2005 and December 31, 2006, respectively. We anticipate continued growth in our sales force in the next few years in order to increase our share of our target markets. Our sales model divides the United States into 16 primary geographic regions overseen by Regional Directors, who are primarily responsible for hiring Relationship Managers and increasing the number of installed merchants in their territory. Our Regional Directors’ compensation is directly tied to the compensation of the Relationship Managers in their territory, providing a significant incentive for them to grow the number and productivity of Relationship Managers in their territory.

Further Penetrate Existing Target Markets and Enter Into New Markets

We believe that we have an opportunity to grow our business by further penetrating the small- and medium-sized merchant market through our direct sales force and alliances with local trade organizations, banks and value-added resellers. During 2005, according to The Nilson Report, we processed approximately 2.2% of the dollar volume of all Visa and MasterCard transactions in the United States, up from approximately 1.8% in 2004, 1.4% in 2003, 1.1% in 2002 and 0.9% in 2001. In December 2006, the restaurant industry represented approximately 40.3% of our bank card processing volume and 54.8% of our transactions. Our bank card merchant base also includes a wide range of merchants, including brick and mortar retailers, lodging establishments, automotive repair shops, convenience and liquor stores and professional service providers. We believe that our sales model, combined with our community-based strategy that involves our Relationship Managers building relationships with various trade groups and other associations in their territory, will enable our Relationship Managers to continuously add new merchants. We intend to further expand our sales efforts into new target markets with relatively low risk characteristics, including markets that have not traditionally accepted electronic payment methods. These markets include governments, schools and the business-to-business market.

Expand Our Services and Product Offerings

In recent years, we have focused on offering a broad set of payment-related products to our customers. In addition to payroll processing services (See “— Our Services and Products — Payroll Services” for a description of these services), our current product offerings include check processing services that allow merchants to accept paper checks, and gift and loyalty card product solutions. In 2006, we added electronic check services (See “— Our Services and Products — Electronic Check Processing Services” for a description of these services) and micropayment systems (See “— Our Services and Products — Micropayment Systems” for a description of these services) to our products. We also distribute products that will help our merchants reduce their costs and grow their businesses, such as age verification services that track driver’s license data to verify an individual’s age and identity. We may develop new products and services internally, enter into arrangements with third-party providers of these products or selectively acquire new technology and products. Many of these new service offerings are designed to work on the same point-of-sale devices that are currently in use, enabling merchants to purchase a greater volume of their services from us and eliminating their need to purchase additional hardware. We believe that these new products and services will enable us to leverage our existing infrastructure and create opportunities to cross-sell our products and services among our various merchant bases, as well as enhance merchant retention and increase processing revenue.

Leverage Our Technology

We intend to continue to leverage our technology to increase our operating efficiencies and provide real-time processing and account data to our merchants, Relationship Managers, Servicing Managers and customer service staff. Since our inception, we have been developing Internet-based systems to improve and streamline our information systems, including detailed customer-use reporting, management reporting, enrollment, customer service, sales management and risk management reporting tools. A significant current initiative will allow merchants to integrate their payment processing data into any of the major small business accounting software packages. We have also made significant investments in our payment processing capabilities, which we believe will allow us to offer a differentiated payment processing product that is faster and less expensive than many competing products.

Enhance Merchant Retention

By providing our merchants with a consistently high level of service and support, we strive to build merchant retention. While increased bank card use helps maintain our stable and recurring revenue base, we recognize that our ability to maintain strong merchant relationships is key to our continued growth. We believe that our practice of fully disclosing our pricing policies to our merchants creates goodwill. For example, in 2003, we believe we were one of the few companies that passed along to small- and medium-sized customers a reduction in debit interchange fees that resulted from the settlement of the so-called Wal-Mart lawsuit against Visa and MasterCard. During 2006, we developed and endorsed The Merchant Bill of Rights, an advocacy initiative that details ten principles we believe should characterize all merchants’ processing relationships. The Merchant Bill of Rights allows our sales team to differentiate our approach to bank card processing from alternative approaches, and we believe that a focus on these principles by our merchants will enhance our merchant relationships.

As discussed in “— Sales,” we have built a group of Servicing Managers who are teamed with Relationship Managers and handle field servicing responsibilities. We have developed a customer management interface that alerts our Relationship Managers and Servicing Managers to any problems a merchant has reported and provides them with detailed information on the merchants in their portfolio. In addition, we believe that the development of a more flexible back-end processing capability, such as Passport provides, will allow us to tailor our services to the needs of our sales force and merchants, which we believe will further enhance merchant retention. Passport will also allow us to enhance the information available to our merchants, and to offer new services to them.

Pursue Strategic Acquisitions

Although we intend to continue to grow through the efforts of our direct sales force, we may also expand our merchant base or gain access to other target markets by acquiring complementary businesses, products or technologies, including other providers of payment processing. Our January 2006 acquisition of Debitek, Inc. is an example of expanding by acquiring a complementary business. We may also consider portfolio acquisitions, especially from commercial banks, which, in an effort to focus on their core competencies, often sell or outsource their payment processing operations.

Our Services and Products

Bank Card Payment Processing

We derive the majority of our revenues from fee income relating to Visa and MasterCard payment processing, which is primarily comprised of a percentage of the dollar amount of each transaction we process, as well as a flat fee per transaction. The percentage we charge is typically a fixed margin over interchange, which is the percentage set by Visa and MasterCard depending on the type of card used and the way the transaction is handled by the merchant. On average, the gross revenue we generate from processing a Visa or MasterCard transaction equals approximately $2.43 for every $100 we process. We also receive fees from American Express, Discover, and JCB for facilitating their transactions with our merchants.

We receive revenues as compensation for providing bank card payment processing services to merchants, including merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant support and chargeback resolution, as well as payroll services. Historically, we have arranged for certain of these services, particularly merchant accounting, clearing and settlement and a significant portion of our authorization and electronic draft capture services, to be performed by third-party processors (primarily TSYS Acquiring Solutions), while we performed the remaining services in-house. In 2005, we began providing clearing, settlement and accounting services through Passport, our own internally developed back-end processing system. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At December 31, 2006, approximately 129,900 of our 133,200 bank card merchants were processing on Passport.

In addition, we sell and rent point-of-sale devices and supplies and provide additional services to our merchants, such as gift and loyalty programs, paper check authorization and chargeback processing. These payment related services and products are described in more detail below:

Merchant Set-up and Training - After we establish a contract with a merchant, we create the software configuration that is downloaded to the merchant’s existing, newly purchased or rented point-of-sale terminal, cash register or computer. This configuration includes the merchant identification number, which allows the merchant to accept Visa and MasterCard as well as any other bank cards, such as American Express, Discover and JCB, provided for in the contract. The configuration might also accommodate check verification, gift and loyalty programs and allow the terminal or computer to communicate with a pin-pad or other device. Once the download has been completed by the Relationship Manager or Servicing Manager, we conduct a training session on use of the system. We also offer our merchants flexible low-cost financing options for point-of-sale terminals, including installment sale and monthly rental programs.

Authorization and Draft Capture - We provide electronic payment authorization and draft capture services for all major bank cards. Authorization generally involves approving a cardholder’s purchase at the point of sale after verifying that the bank card is not lost or stolen and that the purchase amount is within the cardholder’s credit or account limit. The electronic authorization process for a bank card transaction begins when the merchant “swipes” the card through its point-of-sale terminal and enters the dollar amount of the purchase. After capturing the data, the point-of-sale terminal transmits the authorization request through HPS Exchange or the third-party processor to the card-issuing bank for authorization. The transaction is approved or declined by the card-issuing bank and the response is transmitted back through HPS Exchange or the third-party processor to the merchant. At the end of each day, and, in certain cases, more frequently, the merchant will “batch out” a group of authorized transactions, transmitting them through us to Visa and MasterCard for payment.

We introduced HPS Exchange, our internally developed front-end processing system, in August 2001. During the years ended December 31, 2006, 2005 and 2004, approximately 64%, 53% and 43%, respectively, of our transactions were processed through HPS Exchange. The remainder of our front-end processing is outsourced to third-party processors, primarily TSYS, but also including First Data Corporation, Chase Paymentech Solutions and Global Payments Inc. Although we will continue to install new merchants on TSYS’ and other third-party processors’ systems, we anticipate that the percentage of transactions that are outsourced to third-party processors will decline as we install a majority of new merchants on HPS Exchange, and convert merchants on third party systems to HPS Exchange.

Clearing and Settlement - Clearing and settlement processes, along with Merchant Accounting, represent the “back-end” of a transaction. Once a transaction has been “batched out” for payment, the payment processor transfers the merchant data to Visa or MasterCard who then collect funds from the card issuing banks. This is typically referred to as “clearing.” After a transaction has been cleared, the transaction is “settled” by Visa or MasterCard by payment of funds to the payment processor’s sponsor bank the next day. The payment processor creates an electronic payment file in ACH format for that day’s cleared activity and sends the ACH file to its sponsor bank. The ACH payments system generates a credit to the merchants’ bank accounts for the value of the file. The merchant thereby receives payment for the value of the purchased goods or services, generally two business days after the sale. In 2005, we began providing clearing and settlement services through Passport, our own internally developed back-end processing system. In addition to allowing us cost savings and future scale economies, Passport enables us to customize these services to the needs of our Relationship Managers and merchants. For example, in January 2007 we commenced Next Day Funding for merchants who maintain a deposit relationship with Commerce Bank, N.A., paying those merchants for their transactions one day earlier than possible when we were on TSYS’ back-end platform. At December 31, 2006, approximately 129,900 of our 133,200 bank card merchants were processing on Passport. Prior to completing our conversion to Passport in 2006, we outsourced most of these clearing and settlement services to TSYS.

Merchant Accounting - Utilizing Passport, we organize our merchants’ transaction data into various files for merchant accounting and billing purposes. We send our merchants detailed monthly statements itemizing daily deposits and fees, and summarizing activity by bank card type. These detailed statements allow our merchants to monitor sales performance, control expenses, disseminate information and track profitability. We also provide information related to exception item processing and various other information, such as volume, discounts, chargebacks, interchange qualification levels and funds held for reserves to help them track their account activity. Merchants may access this archived information through our customer service representatives or online through our intranet-based customer service reporting system.

Merchant Support Services - We provide merchants with ongoing service and support for their processing needs. Customer service and support includes answering billing questions, responding to requests for supplies, resolving failed payment transactions, troubleshooting and repair of equipment, educating merchants on Visa and MasterCard compliance and assisting merchants with pricing changes and purchases of additional products and services. We maintain a toll-free help-line 24 hours a day, seven days a week, which is staffed by our customer service representatives and during 2006 answered an average of approximately 88,000 customer calls per month. The information access and retrieval capabilities of our intranet-based systems provide our customer service representatives prompt access to merchant account information and call history. This data allows them to quickly respond to inquiries relating to fees, charges and funding of accounts, as well as technical issues.

Chargeback Services - In the event of a billing dispute between a cardholder and a merchant, we assist the merchant in investigating and resolving the dispute as quickly and accurately as possible with card issuers or the bank card networks, which determine the outcome of the dispute. In most cases, before we process a debit to a merchant’s account for the chargeback, we offer the merchant the opportunity to demonstrate to the bank card association or the card issuer that the transaction was valid. If the merchant is unable to demonstrate that the transaction was valid and the dispute is resolved by the bank card association or the card issuer in favor of the cardholder, the transaction is charged back to the merchant. After a merchant incurs three chargebacks in a year, we typically charge our merchants a $25 fee for each subsequent chargeback they incur.

Payroll Processing Services

Through our wholly-owned subsidiary, Heartland Payroll Company, we operate a full-service nationwide payroll processing service. Our payroll services include check printing, direct deposit, related federal, state and local tax deposits and providing accounting documentation. In addition, we offer a “Payday” card, which provides employees who may not have bank accounts with the opportunity to have their payroll deposited to a Visa debit card account. In order to improve operating efficiencies and ease-of-use for our customers and to decrease our own processing costs, we have implemented electronic and paperless payroll processing that allows an employer to submit its periodic payroll information to us via the Internet or through a personal computer-based, direct-connect option. If a customer chooses either of these online options, all reports and interactions between the employer and us can be managed electronically, eliminating the need for cumbersome paperwork. Over 47% of our payroll customers currently submit their information electronically. However, if a customer chooses not to submit their payroll data online, they may submit such information via phone or facsimile. As of December 31, 2006, we provided payroll processing services to 4,216 customers.

Electronic Check Processing Services

We offer electronic check processing services, which we refer to as Express Funds, to merchants. Express Funds allows our merchants to quickly and easily scan all of their checks at their place of business, using a scanner supplied by us, to capture the image of the front and back of the check, store those images, and transmit the image to us for clearing through banking channels. Our merchants do not have to change their local banking arrangements. We clear checks on their behalf, and deposit collected funds at their own bank the next banking day. Express Funds also performs security checks and ensures that the image file is balanced before it is sent to us. Merchants benefit from checks clearing a day faster and learning about return items a week faster. The merchant no longer has to manually prepare a deposit slip, photocopy checks, balance all deposits by store, lane, and cashier, or go to the bank to make the deposit. We also offer a later deposit deadline and comprehensive reporting on the status of all checks and deposits. We are currently enhancing this product to automatically post check activity to the merchant’s small business accounting software, which we believe would be a big step forward in work simplification, particularly for merchants with multiple deposits.

Micropayments

Through our wholly-owned subsidiary, Debitek Inc., we provide payment solutions within the small value transaction market. Debitek manufactures and sells electronic cash systems utilizing smart (chip) card and off-line magnetic stripe card technology. Debitek’s electronic cash systems serve coin-operated vending machines and cash registers within closed environments, such as corporate and university food cafeterias and penitentiaries, and in multi-vendor/multi-application environments. Debitek’s systems offer consumers convenient ways to either purchase or revalue electronic cash cards, ways to spend the value on the card for small value purchases in both attended and unattended point of sale locations, and offer merchants financial settlement between the value (electronic cash card) issuer and the vendor/merchant who accepts the card as payment. We believe that there is increasing consumer demand for, and merchant interest in, card-based solutions for small denominated transactions, and expect to make additional investments in the future in developing solutions in this area.

Sales

We sell and market our products and services to merchants through our sales force. As of December 31, 2006, we employed 1,379 Relationship Managers, Servicing Managers and sales managers in 50 states plus the District of Columbia. We have implemented a geographic sales model that divides the United States into 16 regions overseen by Regional Directors, who are primarily responsible for hiring Relationship Managers and increasing the number of installed merchants in their territory. Regional Directors may manage their territories through Division Managers and Territory Managers. Division Managers do not sell our products and services. Instead, their sole responsibility is to hire, train and manage Relationship Managers in their territory. In contrast, Territory Managers are Relationship Managers who are also responsible for hiring and training a small number of Relationship Managers in their territory. Our Relationship Managers employ a community-based strategy that involves cold calling, obtaining referrals from existing merchants and building relationships with various trade groups, banks and value-added resellers to create sales opportunities.

The following graphic sets forth the number of Relationship Managers, Servicing Managers and sales managers we employed by state as of December 31, 2006.

Our compensation structure is designed to motivate our Relationship Managers to establish profitable long-term relationships with low-risk merchants and create a predictable and recurring revenue stream. Compensation for Relationship Managers is entirely commission-based, as a percentage of sales, which are measured in terms of the gross margin we estimate we will receive from the merchant accounts installed, calculated by deducting interchange fees, dues and assessments and all of our costs incurred in underwriting, processing and servicing an account from gross processing revenues. Relationship Managers are permitted to price accounts as they deem appropriate, subject to minimum and maximum gross margin guidelines. The expected volume and pricing are entered into an online margin calculator, which calculates the estimated annual gross margin on the account.

We pay our Relationship Managers, Territory Managers, Division Managers, and Regional Directors a percentage of the gross margin we derive from the payments we process for the merchant accounts they generate and service. When a new merchant account is signed at an acceptable estimated gross margin level, the Relationship Manager will be paid a signing bonus equal to 50% of the first 12 months’ estimated gross margin. The Relationship Manager will also receive 15% of the gross margin generated from the merchant each month as residual commissions for as long as the merchant remains our customer, and in situations where there is no Servicing Manager assigned to the merchant account, 5% of gross margin is paid for the Relationship Manager’s continued servicing of the account. In addition, the Division Manager will receive an amount equal to 25% of the amount paid to the Relationship Manager, and the Regional Director will receive an amount equal to 25% of the amount paid to the Division Manager. For example, if a merchant account has $1,000 of estimated annual gross margin for the first twelve months and estimated monthly gross margin of $83.33, our sales force would be compensated as follows:

Signing Bonus
Estimated Gross Margin for first 12 months	$1,000
Signing bonus paid to:
Relationship Manager	$500	50.0%
Division Manager	$125	12.5%
Regional Director	$31	3.125%
Residual Commission:
Estimated monthly Gross Margin	$83.33
Monthly residual commission paid to:
Relationship Manager	$12.50	15.00%
Division Manager	$3.12	3.75%
Regional Director	$0.78	0.94%

In certain cases, no signing bonus will be paid, but the total residual commission is 30% (excluding the 5% servicing fee) of the ongoing monthly gross margin generated by such merchant. When a Relationship Manager has established merchant relationships that generate the equivalent of $10,000 of monthly gross margin, he or she will be deemed to have a vested equity interest (known as portfolio equity), and will be guaranteed the “owned” portion (all but the 5% servicing portion) of the ongoing monthly gross margin generated by such merchants for as long as the merchant processes with us. See “Management’s Discussion And Analysis of Financial Condition And Results of Operations — Critical Accounting Policies — Accrued Buyout Liability” for more information regarding portfolio equity. At the end of the first 12 months of processing for a new merchant, we compare the actual gross margin generated from that merchant with the estimated gross margin used to calculate the signing bonus. If the merchant was more profitable than expected, we increase the signing bonus amount paid to the Relationship Manager. However, if the merchant was less profitable than anticipated, the Relationship Manager must return a pro-rata portion of his or her signing bonus to us. See “Management’s Discussion And Analysis of Financial Condition And Results of Operations — Critical Accounting Policies — Capitalized Customer Acquisition Costs” for more information regarding signing bonuses. In addition, up to 26% of any significant loss on a merchant account will be reimbursed to us by any Relationship Manager and their sales manager(s) receiving a commission with respect to such account.

Since late 2004, we have built a group of Servicing Managers who are teamed with one or more Relationship Managers to handle the new merchant installation requirements, as well as other servicing responsibilities, for those Relationship Managers. The majority of the Servicing Manager’s compensation represents a redirection of the 5% servicing portion associated with the merchants he or she is servicing and is paid to the Servicing Manager in the form of a base salary and bonus. We believe that the creation of the Servicing Manager role allows the Relationship Managers to leverage his or her sales efforts, while allowing us to offer merchants two local relationship contacts including a Servicing Manager who is more attuned to the merchants’ service needs. At December 31, 2006, we had 224 Servicing Managers.

In addition to our commission-based compensation structure, we use various sales contests to reward strong sales performance. The awards granted in connection with these contests include stock options and company-paid trips. Options are awarded to Regional Directors, Division Managers, Territory Managers and Relationship Managers that achieve significant, targeted growth in the realized gross margin in their territory. During the years ended December 31, 2006 and 2005, our Board of Directors authorized and issued options to purchase an aggregate of 112,878 and 455,381 shares of our common stock, respectively, to some of our Regional Directors, Division Managers, Territory Managers and Relationship Managers as part of these contests. Options granted in connection with these contests in 2006 represented 53.1% of the total options awarded in 2006 and options granted in connection with these contests in 2005 represented 34.4% of the options awarded in 2005.

Marketing

Our marketing efforts have historically focused on industry verticals and marketing partnerships. We focus our marketing efforts on industries in which we believe our direct sales model is most effective and on merchants with certain key attributes. These attributes include owners who are typically on location, interact with customers, value a local sales presence, and consult with trade associations and other civic groups to make purchasing decisions. We also determine which additional markets to enter into based on the following criteria:

•	average potential customer revenue;

•	number of locations to be serviced;

•	underwriting risk; and

•	required technological upgrades.

Since 1999, we have focused significantly on the hospitality industry and, in particular, independent restaurants. The number of independent restaurants to which we provide our products and services were 42,700 as of December 31, 2006 and 36,400 as of December 31, 2005. In December 2006, the restaurant industry represented approximately 40.3% of our bank card processing volume and 54.8% of our transactions. In December 2005 and December 2004, the restaurant industry represented approximately 40.2% and 41.0% of our bank card processing volume and 54.3% and 55.4% of our transactions, respectively. In addition to restaurants, our merchant base includes brick and mortar retailers, lodging establishments, automotive repair shops, convenience and liquor stores, and professional service providers.

We have historically had success in marketing our products and services through relationships with key trade associations, agent banks and value-added resellers.

Trade Associations

As of December 31, 2006, we had entered into endorsement agreements with more than 100 trade associations, the majority of which are in the hospitality industry. Of these endorsements, over 30 are state restaurant associations. These associations include the Arizona, California, Florida, Minnesota, Oklahoma, Washington and Wisconsin restaurant associations. Our agreements with trade associations typically require us to pay a small upfront fee to the association and sponsor certain association events or advertise in their publications. In exchange for an association’s endorsement of our products and services, upon the installation of a new merchant that is a member of the association we pay the trade association a portion of the signing bonus or residual payments that otherwise would be paid to the Relationship Manager responsible for that merchant. In some cases, we have sold association memberships to prospective merchants and our Relationship Managers have received commissions for such sales.

Agent Banks

Many community banks find it difficult to provide their merchant servicing personnel with the training and support they need to serve their customer base and properly assess transaction risk. As a result, some of these banks enter into arrangements with payment processors to service their merchant portfolios. We currently provide these services to over 270 community banks in the United States. In exchange for a bank’s endorsement of our products and services, upon the installation of a new merchant referred by the bank we typically pay the bank a portion of the signing bonus or residual payment that otherwise would be paid to the Relationship Manager responsible for that merchant.

Value-Added Resellers and Third-Party Software Providers

In order to further market our products and services, we enter into arrangements with value-added resellers and third-party software developers. Value-added resellers typically sell complementary products and services such as hardware and software applications and point-of-sale hardware, software and communication network services to merchants in markets similar to ours. Our agreements with value-added resellers provide that, in exchange for their endorsement of our products and services and upon the installation of a new merchant referred by them we will pay the value-added reseller a portion of the signing bonus and residual payment that otherwise would be paid to the Relationship Manager responsible for that merchant. As we continue to expand our product offerings, we intend to introduce capabilities that will allow our systems to be compatible with those of our value-added resellers and other third-party software developers, enabling them to embed our payment modules within their systems. As of December 31, 2006, we had arrangements with over 1,025 value-added resellers, including agreements with many third-party developers in the hospitality industry. From time to time, we have also entered into direct alliances with original equipment manufacturers and vendors.

In 2006, in addition to the above focused marketing efforts, we also commenced initiatives designed to enhance the visibility of our merchant-friendly approach to our business. In launching and endorsing The Merchant Bill of Rights, we committed to supporting full disclosure regarding pricing and the existence of any transaction middlemen, and for provision of dedicated customer support and high levels of security and fraud monitoring. This initiative has been very well received in the merchant community, and many organizations have endorsed its principles. We believe we are uniquely positioned to commit to such high customer service standards, and that our focus on this approach will foster success at establishing a payment processing brand that is not easily duplicated by competitors using indirect sales models, or who do not match our focus.

Relationships with Sponsors and Processors

In order to provide payment processing services for Visa and MasterCard transactions, we must be sponsored by a financial institution that is a principal member of the Visa and MasterCard networks. The sponsor bank must register us with Visa as an Independent Sales Organization and with MasterCard as a Member Service Provider. We also contract with third-party processors to provide critical payment processing services.

Sponsor Bank

We currently have an agreement with KeyBank, National Association, referred to as “KeyBank” in this document, to sponsor us for membership in the Visa and MasterCard networks. Under this agreement, KeyBank settles bank card transactions for our merchants, and also funds our merchants the portion of our daily interchange expenses that we do not fund from our own cash. Either KeyBank or we can terminate the agreement if the other party materially breaches the agreement, including non-payment of fees due for processing our monthly settlement of transactions. The agreement may also be terminated if the other party enters bankruptcy or files for bankruptcy, if either party is required to discontinue performing its services under the agreement based upon a final order of a state or federal court or regulatory body or if there is a change in the majority ownership of the other party. KeyBank may terminate the agreement with us if we breach the by-laws and regulations of Visa or MasterCard, if either our registration or KeyBank’s membership with Visa or MasterCard terminates, if any federal or state regulatory authority requests that the agreement be terminated or that KeyBank terminate its services or if applicable laws or regulations change to prevent KeyBank from performing its services under the agreement. Upon termination of the agreement for any reason, we will have 180 days to convert to another sponsor bank. Although we expect that we would be able to secure a new sponsor bank, the cost of entering into a new sponsorship agreement may be different than under our current agreement with KeyBank. We entered into the agreement with KeyBank on April 1, 1999 and it expires in March 2009.

Third-Party Processors

We have agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. These third-party processors include TSYS, First Data Corporation, Chase Paymentech Solutions and Global Payments, Inc. Our agreements with third-party processors require us to submit a minimum monthly number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay them the fees that they would have received if we had submitted the required minimum number or volume of transactions. The majority of our agreements with third-party processors may be terminated by the third-party processors if we materially breach certain sections of the agreements, including our failure to pay fees due, and we do not cure the breach within 30 days, if our registration with Visa or MasterCard terminates, or if we enter bankruptcy or file for bankruptcy.

Our Merchant Base

We have a diverse merchant base. As of December 31, 2006, we provided bank card payment processing services to approximately 133,200 active bank card merchant locations across the United States, an increase of 20.5% from the approximately 110,500 merchant locations as of December 31, 2005. We target primarily small- and medium-sized merchants, which we define as generating annual Visa and MasterCard bank card processing volume between $50,000 and $5,000,000. While restaurants represent a significant portion of our merchant base, we also provide payment processing services to a wide variety of merchants, primarily those merchants whose typical customer is present when using a bank card to pay for products or services. The following chart summarizes our processing volume by merchant category for the month of December 2006, compared to the months of December 2005 and December 2004.

No single merchant accounted for more than 0.26% of our total bank card processing volume in 2006, and during 2006, our top 25 merchants represented only 2.6% of our bank card processing volume and 2.3% of our gross processing revenue. In 2005 and 2004, no single merchant represented more than 0.29% and 0.26% of our total bank card processing volume, respectively. In both 2005 and 2004 our top 25 merchants represented only 2.9% of our bank card processing volume and 2.6% and 2.5%, respectively, of our gross processing revenue. In December 2006, merchants in California represented 14.0%, in New York represented 6.8%, in Texas represented 4.6%, and Florida represented 4.5% of our total bank card processing volume. Our geographic concentration tends to reflect the states with the highest economic activity, including California, New York, Texas and Florida, as well as certain states where we have historically maintained a stronger sales force, including North Carolina and Minnesota. This merchant and geographic diversification makes us less sensitive to changing economic conditions in any particular industry or region. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.

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

Merchant attrition is expected in the payment processing industry in the ordinary course of business. During 2006, 2005 and 2004 we experienced an average annual attrition of 10% to 12% of our total bank card processing volume. Much of our attrition is related to business closures.

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

Effective risk management helps us minimize merchant losses for the mutual benefit of our merchants and ourselves. Our risk management procedures also help protect us from fraud perpetrated by our merchants. We believe our knowledge and experience in dealing with attempted fraud has resulted in our development and implementation of effective risk management and fraud prevention systems and procedures. In 2006, 2005 and 2004, we experienced losses of no more than 0.45 basis points of our bank card processing volume.

We employ the following systems and procedures to minimize our exposure to merchant and transaction fraud:

Underwriting

Our Relationship Managers send new applications for low-risk merchants to their regional service team for scoring and account set up. Higher-risk applications are routed to our underwriting department for review and screening. Our underwriting department’s review of these applications serves as the basis for our decision whether to accept or reject a merchant account. The review also provides the criteria for establishing cash deposit or letter of credit requirements, processing limits, average transaction amounts and pricing, which assist us in monitoring merchant transactions for those accounts that exceed those pre-determined thresholds. The criteria set by our underwriting department also assist our risk management staff in advising merchants with respect to identifying and avoiding fraudulent transactions. Depending upon their experience level, our underwriting staff has the authority to render judgment on new applications or to take additional actions such as adjusting processing limits, analyzing average charge per transaction information or defining cash deposit/letter of credit requirements for new and existing merchants. Our underwriting department reports to our credit committee, consisting of our Manager of Underwriting, Manager of Risk Review Management and Director of Core Support Group. Approval of a merchant by the credit committee is required for all higher risk merchant accounts, and either our CEO, CFO or Chief Portfolio Officer review all accounts with bank card processing volume that exceed certain thresholds. Our sponsor bank also reviews and approves our merchant underwriting policies and procedures to ensure compliance with Visa and MasterCard operating rules and regulations.

Merchant Monitoring

We employ several levels of merchant account monitoring to help us identify suspicious transactions and trends. Daily merchant activity is obtained from two sources, HPS Exchange (where the information is downloaded from HPS Exchange to our monitoring systems) and TSYS (where the information is downloaded from our third-party processors onto TSYS’ risk system and then accessed by us on the Internet), and is sorted into a number of customized reports by our systems. Our risk management team reviews any unusual activity highlighted by these reports, such as larger than normal transactions or credits, and monitors other parameters that are helpful in identifying suspicious activity. We have a daily window of 10:00 a.m. to 6:00 p.m. Eastern time to decide if any transactions should be held for further review, which provides us time to interview a merchant or issuing bank to determine the validity of suspicious transactions. We have also developed a fraud management system for HPS Exchange that is fully integrated with our internal customer relationship management software and has detailed review capabilities to further streamline our monitoring of those transactions. We also place merchants who require special monitoring on alert status and assign special account identifiers to our Internet merchants to designate these accounts for special monitoring.

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

Collateral

We require some of our merchants to establish cash deposits or letters of credit that we use to offset against liabilities we may incur. We hold such cash deposits or letters of credit for as long as we are exposed to a loss resulting from a merchant’s payment processing activity. As of December 31, 2006, these cash deposits and letters of credit totaled approximately $8.1 million. In addition, we maintain a 5-day delayed deposit policy on transactions processed by most of our Internet merchants and newly established merchants who have not previously processed bankcards to allow for additional risk monitoring.

Technology

We have developed a number of systems that are designed to improve the effectiveness of our sales force, customer service and the management of our business. In 2006, 2005 and 2004 we spent $2.5 million, $2.6 million and $1.5 million, respectively, on capitalized software development costs. Many of the following systems are accessible over the Internet through www.e-hps.com. Each of these systems is regularly updated, with new releases of software scheduled every six weeks:

Portfolio Manager

Portfolio Manager is designed to allow each of our Relationship Managers to manage many aspects of his or her business, including portfolio monitoring and management, compensation review, training and professional development and the ability to communicate with others within our company. Portfolio Manager consists of a set of merchant relationship management tools. These tools include detailed merchant data, such as historical bank card processing volume, updates on merchant contracts that will soon expire, losses, merchants who may have attrited and data that can be used by our Relationship Managers to assist merchants in understanding interchange fee structures and the risks associated with certain types of transactions. Portfolio Manager also includes an estimated gross margin calculator and a merchant profitability analysis that allows Relationship Managers to optimize gross margin generated from a new merchant account. In addition, Portfolio Manager provides our Relationship Managers with the ability to view their residual commission stream from their merchant portfolio, track their productivity and compare their sales statistics with those of other Relationship Managers.

Merchant Center

Merchant Center is designed to improve our merchants’ efficiency, cash management and dispute resolution by providing them with real-time access to their transaction data, including clearinghouse records, deposits and transactions. Merchant Center can replace paper merchant statements and provide automated customer self-service. Over 27% of our merchants, as of December 31, 2006, had signed up for this product. Merchant Center also provides similar information tools to our strategic relationships, such as trade associations, banks and value-added resellers.

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

HPS Exchange

Our front-end system, HPS Exchange, provides us greater control of the electronic transaction process, allows us to offer our merchants (through our Relationship Managers) a differentiated product offering, and offers economies of scale that we expect will increase our long-term profitability. As of December 31, 2006, approximately 68% of our merchants used HPS Exchange, and 78% of all merchant accounts established in 2006 were placed on the system. When a merchant uses HPS Exchange on certain hardware platforms, the resulting authorization speed can be six seconds or less, which we believe is faster than industry norms for comparable terminals. This increased speed not only benefits the merchant but also reduces the telecommunications costs we incur in connection with a transaction.

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

Passport

In July 2005, we commenced converting bank card merchants to our internally-designed back-end processing system, “Passport.” We completed the conversion of substantially all of our bank card merchants to Passport in May 2006. At December 31, 2006, approximately 129,900 of our 133,200 bank card merchants were processing on Passport. We believe that conversion of our merchants to this system will generate significant cost savings for us and will result in greater economies of scale, as we replace third party processors’ per-transaction costs with more of a fixed-cost structure, which allows per-transaction savings as increasing numbers of transactions are processed on Passport. In addition, our conversion to Passport will provide us with the opportunity over time to offer our merchants significantly greater amounts of information regarding their processing characteristics, in more usable formats.

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

Our internal network configuration provides multiple layers of security to isolate our databases from unauthorized access and implements detailed security rules to limit access to all critical systems. In response to potential security problems with payment processors’ systems, Visa and MasterCard have implemented new audit procedures to highlight and repair any security weaknesses in payment processors’ systems. In November 2003, we were certified by Visa as having successfully completed their Cardholder Information Security Program (CISP) review of our payment processing and Internet-based reporting systems. In 2004, the Visa CISP requirements were combined with security guidelines of the other card associations into a comprehensive Payment Card Initiative Data Security Standard (PCI-DSS). We have maintained our compliance to this standard and received recent confirmation of compliance to the standard in February 2007.

Visa, Star, NYCE and other debit card networks have established security guidelines for PIN-based debit transaction processing that is based upon ANSI standards that are published as the “ASC X9 TG-3 PIN Security Compliance Guideline.” We have regularly scheduled Security Review of our Key Management Procedures against this standard that is performed by an external auditor.

We also have engaged external auditors to perform an annual SAS-70 review and publish our “Report on Controls Placed in Operation and Tests of Operating Effectiveness.” In addition, we have undertaken an independent Cyber-Risk Assessment.

Disaster Recovery and Back-up Systems

We have implemented a disaster recovery plan for HPS Exchange to ensure business connectivity in the event of a system failure. As part of this plan, we have established an alternate processing site in Houston, Texas that has the same functionality as our primary data center in Allen, Texas. In the event of a failure at our Allen data center, we would switch our processing immediately to the Houston data center.

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

There are a number of large payment processors, including First Data Corporation, Bank of America Corporation, Global Payments Inc., Fifth Third Bank, Chase Paymentech Solutions and NOVA Information Systems, Inc., a subsidiary of U.S. Bancorp, that serve a broad market spectrum from large to small merchants and provide banking, ATM and other payment-related services and systems in addition to bank card payment processing. There are also a large number of smaller payment processors that provide various services to small- and medium-sized merchants.

Some of our competitors have substantially greater capital resources than we have and operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. Since they are affiliated with financial institutions or banks, these competitors do not incur the costs associated with being sponsored by a bank for registration with card networks and they can settle transactions quickly for their own merchants. We do not, however, currently contemplate acquiring or merging with a financial institution in order to increase our competitiveness. We believe that our specific direct sales focus on small- and medium-size merchants, in addition to our understanding of the needs and risks associated with providing payment processing services to those merchants, gives us a competitive advantage over larger competitors, which do not have our focus, and over competitors of a similar or smaller size that may lack our experience and sales resources.

Intellectual Property

We own or are prosecuting several patents with the United States Patent and Trademark Office. In addition, we own trademarks for Heartland Payday, Heartland Payment Systems, hLearning, HPS, Instaview and HPS Exchange and have trademark applications pending for, Heartland POS Gateway, HPS Connect, HPS Web Connect, Heartland Payment Systems The Highest Standards, Merchant Bill of Rights, Instalert, Netselect, Online Merchant, Passport and Secure Exchange. In connection with our January 2006 acquisition of Debitek, Inc., we acquired the rights to certain patents and trademarks, including the trademark for “Debitek.” We have agreed with Heartland Bank and Heartland Card Company that we will not license or contractually permit any third party to use the name “Heartland” in connection with any financial services business in the State of Missouri. Most of our services and products are based on proprietary software that is updated to meet merchant needs and remain competitive. Protecting our rights to our proprietary software is critical, as it allows us to offer distinctive services and products to merchants, which differentiates us from our competitors.

Employees

As of December 31, 2006, we employed 2,026 full- and part-time personnel, including 432 customer service, risk management, financial and operations support and underwriting employees, 89 systems and technology employees, 57 payroll services employees, 31 electronic cash systems employees, 38 accounting and administration employees and 1,379 sales and marketing employees. None of our employees are represented by a labor union, and we have experienced no work stoppages. We consider our employee relations to be good.

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

The market for payment processing services is highly competitive. Other providers of payment processing services have established a sizable market share in the small- and medium-size merchant processing sector. Maintaining our historic growth will depend on a combination of the continued growth in electronic payment transactions and our ability to increase our market share. According to The Nilson Report, in 2005 the eight largest bank card acquirers accounted for approximately $1.5 trillion of purchase volume (which we refer to as bank card processing volume) on bank cards and the total purchase volume of all bank card acquirers was $1.7 trillion. We accounted for approximately 2.0% of this total volume in 2005. This competition may influence the prices we are able to charge. If the competition causes us to reduce the prices we charge, we will have to aggressively control our costs in order to maintain acceptable profit margins. In addition, some of our competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies, including First Data Corporation, Bank of America Corporation, Global Payments, Inc., Fifth Third Bank, Chase Paymentech Solutions and Nova Information Systems, Inc., a subsidiary of U.S. Bancorp. Our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a bank for registration with the card networks and can settle transactions more quickly for their merchants than we can for ours. These competitors have substantially greater financial, technology, management and marketing resources than we have. This may allow our competitors to offer more attractive fees to our current and prospective merchants, or other products or services that we do not offer. This could result in a loss of customers, greater difficulty attracting new customers, and a reduction in the price we can charge for our services.

We are subject to the business cycles and credit risk of our merchants, which could negatively impact our financial results.

A recessionary economic environment could have a negative impact on our merchants, which could, in turn, negatively impact our financial results, particularly if the recessionary environment disproportionately affects some of the market segments that represent a larger portion of our bank card processing volume, like restaurants. If our merchants make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenue. In addition, we have a certain amount of fixed and semi-fixed costs, including rent, processing contractual minimums and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy.

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

We incurred charges relating to chargebacks and reject losses of $1,941,000, $1,206,000 and $939,000 in the years ended December 31, 2006, 2005 and 2004, respectively.

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

Our computer systems could be penetrated by hackers and our encryption of data may not prevent unauthorized use. In this event, we may be subject to liability, including claims for unauthorized purchases with misappropriated bank card information, impersonation or other similar fraud claims. We could also be subject to liability for claims relating to misuse of personal information, such as unauthorized marketing purposes. These claims also could result in protracted and costly litigation. In addition, we could be subject to penalties or sanctions from the Visa and MasterCard networks.

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

Increased merchant attrition that we cannot anticipate or offset with increased bank card processing volume or new accounts would cause our revenues to decline.

We experience attrition in merchant bank card processing volume resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account closures that we initiate due to heightened credit risks relating to, or contract breaches by, merchants. During 2006, 2005 and 2004, we experienced average annual attrition of 10% to 12% of total bank card processing volume, but 2006 attrition was higher than 2004 and 2005. Substantially all of our processing contracts may be terminated by either party on relatively short notice. We cannot predict the level of attrition in the future and therefore it could increase. Increased attrition in merchant bank card processing volume may have an adverse effect on our financial condition and results of operations. If we are unable to establish accounts with new merchants or otherwise increase our bank card processing volume in order to counter the effect of this attrition, our revenues will decline.

We rely on a bank sponsor, which has substantial discretion with respect to certain elements of our business practices, in order to process bank card transactions. If this sponsorship is terminated and we are unable to secure new bank sponsors, we will not be able to conduct our business.

Substantially all of our revenue is derived from Visa and MasterCard bank card transactions. Because we are not a bank, we are not eligible for membership in the Visa and MasterCard networks and are, therefore, unable to directly access the bank card networks, which are required to process Visa and MasterCard transactions. Visa and MasterCard operating regulations require us to be sponsored by a bank in order to process bank card transactions. We are currently registered with Visa and MasterCard through

KeyBank, which has maintained that registration since 1999. If we or our bank sponsor fail to comply with the applicable requirements of the Visa and MasterCard bank card networks, Visa or MasterCard could suspend or terminate our registration. The bank card networks frequently amend their requirements. If we or our sponsoring bank were unable to comply with any such amended requirements, Visa or MasterCard could suspend or terminate our registration. On occasion, we have received notices of non-compliance, which have typically related to excessive chargebacks for a merchant or data security failures on the part of a merchant. The termination of our registration, or any changes in the Visa or MasterCard rules that would impair our registration, could require us to stop providing Visa and MasterCard payment processing services, which would make it impossible for us to conduct our business. In addition, if our sponsorship is terminated and we are unable to secure another bank sponsor or sponsors, we will not be able to process Visa and MasterCard transactions. Furthermore, our agreement with KeyBank gives it substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants and our customer service levels. KeyBank’s discretionary actions under this agreement could be detrimental to our operations.

Current or future bank card network rules and practices could adversely affect our business.

We are registered with the Visa and MasterCard networks through our bank sponsor as an Independent Sales Organization with Visa and a Member Service Provider with MasterCard. In addition, we are a sales agent for Discover and American Express. The rules of the bank card networks are set by their boards, which may be strongly influenced by member banks and, in the case of Discover and American Express, by the card issuers, and some of those banks and issuers are our competitors with respect to these processing services. Many banks directly or indirectly sell processing services to merchants in direct competition with us. These banks could attempt, by virtue of their membership in the network, to alter the networks’ rules or policies to the detriment of non-members like us. Discover and American Express also sell processing services for their cardholders to merchants. The bank card networks or issuers who maintain our registrations or arrangements or the current bank card network or issuer rules allowing us to market and provide payment processing services may not remain in effect. The termination of our registration or our status as an Independent Sales Organization or Member Service Provider, or any changes in card network or issuer rules that limit our ability to provide payment processing services, could have an adverse effect on our bank card processing volumes, revenues or operating costs. In addition, if we were precluded from processing Visa and MasterCard bank card transactions, we would lose substantially all of our revenues.

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

Adverse conditions in markets in which we obtain a substantial amount of our bank card processing volume, such as our largest markets of California, New York, Texas and Florida, could negatively affect our results of operations.

Adverse economic or other conditions in California, New York, Texas and Florida would negatively affect our revenue and could materially and adversely affect our results of operations. In December 2006, merchants in California represented 14.0%, in New York represented 6.8%, in Texas represented 4.6%, and in Florida represented 4.5% of our total bank card processing volume. As a result of this geographic concentration of our merchants in these markets, we are exposed to the risks of downturns in these local economies and to other local conditions, which could adversely affect the operating results of our merchants in these markets.

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

Unlike many of our competitors who rely on Independent Sales Organizations or salaried salespeople and telemarketers, we rely on a direct sales force whose compensation is entirely commission-based. Through our direct sales force of approximately 1,379 Relationship Managers, Servicing Managers and sales managers, we seek to increase the number of merchants using our products and services. We intend to significantly increase the size of our sales force. Our success partially depends on the skill and experience of our sales force. If we are unable to retain and attract sufficiently experienced and capable Relationship Managers, our business and financial results may suffer.

If we cannot pass increases in bank card network interchange fees along to our merchants, our operating margins will be reduced.

We pay interchange fees set by the bank card networks to the card issuing bank for each transaction we process involving their bank cards. From time to time, the bank card networks increase the interchange fees that they charge payment processors and the sponsoring banks. At its sole discretion, our sponsoring bank has the right to pass any increases in interchange fees on to us and it has consistently done so in the past. We are allowed to, and in the past we have been able to, pass these fee increases along to our merchants through corresponding increases in our processing fees. However, if we are unable to do so in the future, our operating margins will be reduced.

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

We may need to raise additional funds to finance our future capital needs, including the construction of our new service center and operating expenses. We may need additional financing earlier than we anticipate if we:

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

At December 31, 2006, our Chairman and Chief Executive Officer, Robert O. Carr, beneficially owned approximately 27.7% of our outstanding common stock. Mr. Carr and our other executive officers and directors collectively beneficially owned approximately 60.3% of our outstanding common stock. Greenhill Capital Partners, L.P. and its affiliated investment funds and LLR Equity Partners, L.P. and its affiliated investment fund owned in the aggregate approximately 26.2% of our outstanding common stock. Various officers, directors, partners and members of Greenhill Capital Partners, L.P. and its affiliated investment funds and LLR Equity Partners, L.P. and its affiliated investment fund are members of our Board of Directors. Accordingly, these stockholders, acting individually or together, will have significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders may dictate the day-to-day management of our business. This concentration of ownership could limit your ability to influence corporate matters and could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination or a sale of all or substantially all of our assets. In addition, the significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock, or the perception in the public markets that these sales may occur, could depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception in the public markets that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. At December 31, 2006, we had 37,405,680 shares of our common stock outstanding. In addition, as of December 31, 2006, we had outstanding options to purchase a total of 4,190,034 shares under our 2000 Incentive Stock Option Plan and our 2002 PEPShares Plan, of which 3,569,331 were vested. Assuming the exercise of all outstanding options to acquire our common stock, our current stockholders would own on a fully-diluted basis 89.9% of the outstanding shares of our common stock, and the number of shares of our common stock available to trade could cause the market price of our common stock to decline. In addition to the adverse effect a price decline could have on holders of our common stock, such a decline could impede our ability to raise capital or to make acquisitions through the issuance of additional shares of our common stock or other equity securities.

The holders of approximately 22,851,897 shares of our common stock will have rights to demand the registration of their shares or include their shares in registration statements that we may file on our behalf or on behalf of other stockholders. By exercising their registration rights and selling a large number of shares, these holders could cause the price of our common stock to decline, which could impede our ability to make acquisitions through the issuance of additional shares of our common stock. Furthermore, if we file a registration statement to offer additional shares of our common stock and have to include shares held by those holders, it could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

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

We may be unable or we may decide not to pay dividends on our common stock at a level anticipated by shareholders, which could depress our stock price.

The payment of dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend on, among other factors, our earnings, stockholders’ equity, cash position and financial condition. No assurance can be given that we will be able to or will choose to pay any dividends in the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Our principal executive offices are located in approximately 9,300 square feet of leased office space on Nassau Street in Princeton, New Jersey. The Nassau Street lease expires in May 2013. We also lease approximately 15,940 square feet of office space in Cleveland, Ohio under a lease that expires on June 30, 2012, 1,284 square feet in Phoenix, Arizona under a lease that expires on September 30, 2008, 64,351 square feet in Jeffersonville, Indiana under a lease that expires between December 31, 2007 and April 30, 2009, 18,456 square feet in Frisco, Texas under a lease that expires on October 31, 2008, and 9,461 square feet in Chattanooga, Tennessee under a lease that expires on January 31, 2009. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our company. Each of these leases, other than the Frisco lease, is renewable.

Additionally, we own 35 acres of land in Jeffersonville, Indiana, on which we are currently constructing our new service center.

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

No matters were submitted to a vote of our shareholders during our fourth quarter ended December 31, 2006.

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

Market Information

Our common stock trades on the New York Stock Exchange under the ticker symbol “HPY.” Our common stock began trading on the New York Stock Exchange on August 11, 2005 in conjunction with our initial public offering. Prior to August 11, 2005, our common stock was not publicly traded. The following table sets forth the high and low sales prices of our common stock since August 11, 2005:

	High	Low
2005
August 11, 2005 through September 30, 2005	$27.73	$22.20
October 1, 2005 through December 31, 2005	$26.50	$20.77
2006
Quarter Ended:
March 31, 2006	$25.62	$21.22
June 30, 2006	$29.90	$24.38
September 30, 2006	$29.02	$23.12
December 31, 2006	$29.44	$24.08

Holders of Common Stock

The number of shareholders of record of our common stock as of February 28, 2007 was 66.

Dividends

Until the third quarter of 2006, we had not paid any cash dividends on our common stock. On September 15, 2006, we paid a cash dividend of $0.025 per common share and on December 15, 2006, we paid a cash dividend of $0.025 per common share. The payment of dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend on, among other factors, our earnings, stockholders’ equity, cash position and financial condition.

Securities Authorized For Issuance Under Equity Compensation Plans

We maintain the Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan under which shares of our common stock are authorized for issuance. For more information on this plan, see Note 13 to “Notes to Consolidated Financial Statements.” Information regarding the common stock issuable under this plan as of December 31, 2006 is set forth in the table below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	4,149,939	$9.51	1,506,583
Equity compensation plans not approved by security holders	None	N/A	None
Total	4,149,939	$9.51	1,506,583

Purchases of Equity Securities

On January 13, 2006, our Board of Directors authorized management to repurchase up to the lesser of (a) 1,000,000 shares of our common stock or (b) $25,000,000 worth of our common stock in the open market. On August 1, 2006, our Board of Directors authorized management to repurchase up to 1,000,000 shares of our common stock in the open market. This authorization is in addition to the 1,000,000 common shares which the Board of Directors had authorized on January 13, 2006. We intend to use these authorizations to repurchase shares opportunistically as a means of offsetting dilution from shares issued upon the exercise of options under our employee benefit plans. We have no obligation to repurchase shares under the authorization, and the specific timing and amount of the common stock repurchase will vary based on market conditions, securities law limitations and other factors. The common stock repurchase will be executed utilizing our available cash resources including the proceeds we receive from the exercise of stock options. As of December 31, 2006, we have authorization to purchase 938,800 additional shares of our common stock.

The following table presents information with respect to those purchases of our common stock made during the three months ended December 31, 2006:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 — 31, 2006	—	—	—		—
November 1 — 30, 2006	15,000	$26.35	15,000		945,500
December 1 — 31, 2006	6,700	$28.53	6,700		938,800

	21,700	$27.02	21,700	(a)

(a)	Total number of shares purchased as part of a publicly announced plan, since the announcement of that plan, were 1,061,200 shares at an average price of $23.59 per share.

Stockholder Return Analysis

The following graph compares the percentage change in cumulative total stockholder return on our common stock since August 10, 2005, the date our common stock was priced in connection with our initial public offering, with the cumulative total return over the same period of (i) the S&P 500 Index and (ii) the S&P Information Technology Index.

The below comparison assumes $100 was invested on August 10, 2005 in our common stock and in the S&P 500 Index and the S&P Information Technology Index, and assumes reinvestment of dividends, if any. Historical stock prices are not indicative of future stock price performance.

	Base Period 8/10/05	Period Ending
		9/30/05	12/31/05	3/31/06	6/30/06	9/30/06	12/31/06
Heartland Payment Systems, Inc.	$100.00	$132.56	$120.33	$137.61	$154.89	$144.58	$157.23
S&P 500 Index	$100.00	$100.30	$102.39	$106.70	$105.17	$111.12	$118.57
S&P Information Technology Index	$100.00	$100.46	$101.53	$105.77	$95.58	$103.73	$110.08

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial information and other data for the years ended December 31, 2006, 2005 and 2004, which are derived from our consolidated financial statements included elsewhere in this report. Historical consolidated financial information for 2003 and 2002 are derived from our consolidated financial statements for those years. The information in the following table should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
		(in thousands, except per share data)
Statement of Operations Data:
Total revenues	$1,097,041	$834,824	$602,851	$422,237	$340,582

Costs of Services:
Interchange	804,267	611,736	438,738	302,057	242,407
Dues and assessments	40,334	31,491	23,348	15,945	12,616
Processing and servicing	118,342	87,668	70,232	50,805	44,224
Customer acquisition costs	35,451	28,025	18,908	13,380	12,422
Depreciation and amortization	6,042	5,685	3,912	2,571	1,587

Total costs of services	1,004,436	764,605	555,138	384,758	313,256
General and administrative	47,787	37,761	31,501	25,751	20,786

Total expenses	1,052,223	802,366	586,639	410,509	334,042

Income from operations	44,818	32,458	16,212	11,728	6,540

Other income (expense):
Interest income	1,225	477	80	124	171
Interest expense	(753)	(1,553)	(1,385)	(1,188)	(1,182)
Fair value adjustment for warrants with mandatory redemption provisions	—	(2,912)	(509)	(893)	(509)
Gain on settlement of financing arrangement	—	5,140	—	—	—
Other, net	(669)	198	833	(740)	(62)

Total other income (expense)	(197)	1,350	(981)	(2,697)	(1,582)

Income before income taxes	44,621	33,808	15,231	9,031	4,958
Provision for income taxes	16,077	14,715	6,376	(11,102)	51

Net income	28,544	19,093	8,855	20,133	4,907
Income allocated to Series A Senior Convertible Participating Preferred Stock	—	(4,728)	(4,263)	(9,843)	—
Accretion of Series A Senior Convertible Participating Preferred Stock	—	—	—	—	(6,509)

Net income (loss) attributable to Common Stock	$28,544	$14,365	$4,592	$10,290	$(1,602)

Earnings per common share:
Basic	$0.78	$0.62	$0.28	$0.65	$(0.10)
Diluted	$0.71	$0.50	$0.26	$0.62	$(0.10)
Weighted average number of common shares outstanding:
Basic	36,394	23,069	16,408	15,932	15,642
Diluted	39,943	37,879	33,786	32,231	15,642
Cash dividends declared per common share	$0.05	—	—	—	—

Other Data:
Number of active bank card merchants serviced (at period end)	133	110	89	67	53
Bank card processing volume for the period (in millions)	43,294	33,722	24,987	17,915	14,392

	As of December 31,
	2006	2005	2004	2003	2002
		(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$16,054	$8,724	$4,376	$8,105	$4,398
Receivables, net	107,154	93,756	64,325	44,934	33,435
Total assets	251,768	183,685	133,926	100,742	65,596
Due to sponsor bank	27,253	34,530	45,153	34,225	26,319
Accounts payable	16,936	14,736	17,692	12,214	10,008
Total liabilities	112,475	103,634	127,827	98,656	84,630
Series A Senior Convertible Participating Preferred Stock (classified as mezzanine equity)	—	—	—	43,401	43,401
Total Stockholders’ Equity (Deficit)	139,293	80,051	6,099	(41,315)	(62,435)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements and the risk factors included elsewhere in this report.

Overview

General

Our primary business is providing bank card-based payment processing services to merchants in the United States. As of December 31, 2006, we provided our payment processing services to approximately 133,200 active bank card merchants located across the United States. This represents a 20.5% increase over the 110,500 active bank card merchants at December 31, 2005. Our bank card processing volume for the year ended December 31, 2006 was $43.3 billion, a 28.4% increase from the $33.7 billion processed during the year ended December 31, 2005. For the years ended December 31, 2004 and 2003, our bank card processing volume was $25.0 billion and $17.9 billion, respectively.

We also provide payroll processing services throughout the United States. At December 31, 2006 we processed payroll for 4,216 customers, an increase of 58.3% from 2,664 payroll customers at December 31, 2005. Our total merchants, which we define as bank card processing merchants plus payroll customers, increased to approximately 137,416 at December 31, 2006. This represents a 21.4% increase over the 113,164 total merchants at December 31, 2005.

We have developed a number of proprietary payment processing systems to increase our operating efficiencies and distribute our processing and merchant data to our three main constituencies: our merchant base, our sales force and our customer service staff. In 2001, we began providing authorization and data capture services to our merchants through our own front-end processing system, which we call HPS Exchange. In 2005, we began providing clearing, settlement and merchant accounting services through our own internally developed back-end processing system, which we call Passport. Passport enables us to customize these services to the needs of our Relationship Managers and merchants.

During the years ended December 31, 2006, 2005 and 2004, approximately 64%, 53% and 43%, respectively, of our transactions were processed through HPS Exchange, which has decreased our operating costs per transaction. We completed converting substantially all of our merchants to Passport during the second quarter of 2006, which also is expected to decrease our operating costs per transaction. At December 31, 2006, approximately 129,900 of our active bank card merchants were processing on Passport, compared to 22,000 at December 31, 2005. With our conversion to Passport, our internally developed systems are providing substantially all aspects of most of our merchants’ processing needs. Previously, we relied on third party vendors for many of these services including bank card authorization and data capture services, settlement and merchant accounting services. We will continue to process a minority of our transactions through third party front-end systems.

Our revenue is recurring in nature, as we typically enter into three-year service contracts with our card processing merchants that, in order to qualify for the agreed-upon pricing, require the merchant to achieve bank card processing volume minimums. Most of our revenue is payment processing fees, which are a combination of a fee equal to a percentage of the dollar amount of each Visa or MasterCard transaction we process plus a flat fee per transaction. We make mandatory payments of interchange fees to card-issuing banks through Visa and MasterCard and dues and assessment fees to Visa and MasterCard. Our business volume, and consequently gross processing revenue, is largely driven by the cumulative growth in the number of merchants with whom we have processing contracts. This in turn is the result of the number of merchants that we install during a period, offset by the number of merchants who cease processing with us during that period. We also generally benefit from consumers’ increasing use of bank cards in place of cash and checks.

Significant increases in our sales force have led to significant growth in the number of total merchants for whom we process. Our sales managers are compensated based on their success in growing the sales force and increasing the total merchant base in their regions. Our sales force grew from 832 at December 31, 2004, to 1,010 at December 31, 2005 and to 1,379 at December 31, 2006. The number of total merchants installed during year ended December 31, 2006 grew by approximately 18.0% to 54,099 new merchants installed, compared to 45,866 new merchants installed during the year ended December 31, 2005 and 39,403 new merchants installed during the year ended December 31, 2004. In order to continue to increase our gross processing revenue, we intend to increase both the size and productivity of our sales force. As a result of our commission-only compensation system for our sales force, we are able to increase the size of our sales force with minimal upfront costs. However, since we pay signing bonuses and commissions approximating 92% of the gross margin generated by a merchant in its first year, growth in merchant accounts consumes significant capital, as it typically takes approximately one year’s processing to cover the outlays for signing bonuses, commissions and payroll taxes.

Same store sales growth, which represents the change in bank card processing volume for all bank card merchants that were processing with us in the same month a year earlier, grew 4.2% in 2006, down from growth of 7.5% on average in 2005 and 2004. Same store sales growth results from the combination of the increasing use by consumers of bank cards for the purchase of goods and services at the point of sale, and sales growth experienced by our retained bank card merchants. We attribute the 2006 decline from the same store sales growth percentages that we experienced during 2005 and 2004 to a slowdown in the growth rate of retail sales, which was likely a result of the impact of rising energy costs and interest rates on the economy.

2006 Financial Highlights

For 2006, we reported net income of $28.5 million, or $0.71 per diluted share, an increase from $19.1 million, or $0.50 per diluted share in 2005. Our record financial performance in 2006 was primarily driven by strong growth in our bank card transaction processing volume, which led to a 31.8% increase in our net revenue and a 38.1% increase in our operating income, and by a reduction in our estimated effective annual tax rate. Net income for 2006 included the impacts of a $1.5 million pre-tax write off of purchased software, partially offset by a $0.8 million pre-tax gain for the proceeds received from a legal settlement. Net income for 2005 included the impacts of a $5.1 million pre-tax gain on the settlement of a financing arrangement, partially offset by pre-tax charges of $2.9 million to adjust the fair value of previously outstanding warrants with mandatory redemption provisions. The following is a summary of our financial highlights for 2006:

•

During 2006, we installed 50,959 new bank card merchants, including 39,808 on HPS Exchange, which increased the number of active bank card merchants we service to 133,200 at December 31, 2006, an increase of 20.5% over the number of bank card merchants we serviced at December 31, 2005.

•	Bank card processing volume during 2006 increased 28.4% to $43.3 billion from $33.7 billion during 2005.

•

Net revenue, which is defined as total revenues less interchange fees and dues and assessments, increased 31.8% to $252.4 million in 2006 from $191.6 million in 2005. The increase in net revenue was driven by the increases in installed merchants and bank card processing volume.

•

Our income from operations, which we also refer to as operating income, grew by 38.1% to $44.8 million for 2006 from $32.5 million for 2005. Our operating margin, which is measured as operating income divided by net revenue, improved to 17.8% for 2006 from 16.9% for 2005.

•

In connection with preparing our 2005 state income tax returns, we analyzed the approaches we applied for sourcing taxable income to individual states and benefited from revising our approaches to income sourcing in certain of those states. We revised those state income sourcing approaches in the third quarter of 2006, and as a result, we realized reductions of our 2005 state income tax expense and our 2006 estimated effective annual state tax rates. Our overall estimated effective annual tax rate for 2006 was 36.0%, compared to 43.5% in 2005. For 2007, we expect our overall estimated effective annual tax rate to be approximately 37.2%.

Components of Revenues and Expenses

Revenues. Our revenues fall into three categories: gross processing revenue, payroll processing revenue and equipment-related income. Our gross processing revenue primarily consists of discount, per-transaction and periodic (primarily monthly) fees from the processing of bank card transactions, primarily Visa and MasterCard transactions, for merchants. These fees are negotiated by our Relationship Managers with each merchant. Gross processing revenue also includes American Express and Discover fees, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, and other miscellaneous revenue. Payroll processing revenue includes fees charged by our subsidiary, Heartland Payroll Company, for payroll processing services, including check printing, direct deposit, related federal, state and local tax deposits and providing accounting documentation and interest income earned on funds held for customers. Equipment-related income includes revenues from the sale, rental and deployment of bank card terminals, and since January 1, 2006, from the sale of hardware, software and associated services for prepaid card and stored-value card payment systems. Revenues are recorded at the time of shipment, or the provision of service. Most of these revenue items will tend to grow with our merchant growth.

Expenses. Our most significant expense is interchange fees, which are set by the Visa and MasterCard card networks, and are paid to the card issuing banks. Interchange fees are calculated as a percentage of the dollar volume processed plus a per transaction fee. We also pay Visa and MasterCard network dues and assessments, which are calculated as a percentage of the dollar volume processed. Interchange fees and dues and assessments are recognized at the time transactions are processed. It is our policy to pass along to our merchants any changes in interchange fees and card association dues and assessments. Since the card networks regularly adjust those rates, our gross processing revenue will increase or decrease, but all the impact will be paid to the card issuing banks and our income from operations will not be affected.

Costs of services also include processing and servicing costs, customer acquisition costs, and depreciation and amortization. Processing and servicing costs include:

•

processing costs, which are either paid to third parties, including our bank sponsor, or represent the cost of our own authorization/capture and accounting/settlement systems. During 2006, third party costs represented about 74% of our processing costs, with internal costs representing the remainder. During 2005, third party costs represented about 75% of our processing costs, compared to 77% during 2004. Approximately 59%, 76% and 72%, respectively, of our third-party processing costs in 2006, 2005 and 2004 were paid to TSYS Acquiring Solutions;

•

residual commission payments to our Relationship Managers, sales managers and trade associations, agent banks and value-added resellers, which are a percentage of the gross margin we generated from our merchant contracts during the accounting period;

•	the costs of operating our service center, including telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, and other direct merchant servicing; and

•	the costs of bank card terminals, prepaid card and stored value hardware deployed, and merchant supplies.

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

Other income (expense) consists of interest income on cash and investments, the interest cost on our borrowings, the gains or losses on the disposal of property, plant and equipment and other non-recurring income or expense items. Other income (expense) also includes a gain from the proceeds received from a legal settlement in 2006, and in 2005, a gain on the settlement of a financing arrangement and charges for adjustments to the fair value of previously outstanding warrants with mandatory redemption provisions.

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

The amount of the up-front signing bonus paid for new bank card merchant accounts is based on the estimated gross margin (calculated by deducting interchange fees, dues and assessments and all costs incurred in underwriting, processing and servicing an account from gross processing revenue) for the first year of the merchant contract. The gross signing bonuses paid during 2006, 2005 and 2004 were $31.3 million, $24.4 million and $21.6 million, respectively. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The net signing bonus adjustments made during 2006, 2005 and 2004 were $1.1 million, $(2.6) million and $(1.4) million, respectively. Negative signing bonus adjustments result from the prior overpayment of signing bonuses, which are recovered from the relevant salesperson. The amount of signing bonuses paid which remained subject to adjustment at December 31, 2006 and 2005 was $31.3 million and $24.4 million, respectively. The deferred acquisition cost is accrued over the first year of merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss in 2006, 2005 or 2004.

Accrued Buyout Liability

We pay our salespersons residual commissions based on the gross margin generated from the monthly processing activity of merchants signed by them. A portion, typically 25% of the residual commissions we owe to the salesperson, is deemed to be a servicing fee and is not accrued as a liability. For the remainder of their residual commissions (referred to as the “owned” portion of such commissions, or “portfolio equity”) the salesperson has no obligation to perform services and will receive commissions as long as the merchant continues processing with us. We accrue the buyout liability, which represents the estimated current settlement cost of buying out all vested and expected-to-vest salespersons for the owned portion of such commissions. We also record a deferred acquisition cost asset related to those buyouts, and amortize that asset as an expense over the initial 3-year contract term.

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

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.2 million at December 31, 2006 and 2005.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 to 2 1/2 years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During 2006, 2005 and 2004, we made buyout payments of approximately $10.7 million, $13.5 million and $2.2 million, respectively. Included in the $13.5 million of buyout payments in 2005 was $3.8 million used by salespersons who participated in the PEPShares Plan to exercise their options to acquire 677,544 shares of our common stock. In 2004, we processed fewer buyouts as a result of contract modifications and our initial public offering process. We expect to make significant buyout payments in the future, subject to cash availability, as such buyouts reduce the monthly payments we will have to make to our salespersons for such merchants in the future.

Chargebacks, Reject Losses and Merchant Deposits

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder’s dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. If the salesperson who installed the merchant is still employed by us, that salesperson bears a portion of this loss through a reduction in our payment of residual commissions or signing bonuses to such Relationship Manager. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At December 31, 2006 and 2005, we held merchant deposits totaling $7.7 million and $7.0 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent bank card processing volume. At December 31, 2006 and 2005, our loss reserve totaled $468,000. Aggregate merchant losses, including losses charged to operations and the loss reserve, were $1,941,000, $1,206,000 and $939,000 for 2006, 2005 and 2004, respectively.

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

We estimate the grant date fair value of the stock options we issue using a Black-Scholes valuation model. We determine an expected volatility assumption by referencing the average volatility experienced by six of our public company peers. We used an average of a peer group because we do not have sufficient historical volatility data related to market trading of our own common stock. We estimate the expected life of a stock option based on the simplified method for “plain-vanilla” stock options as provided by the staff of the SEC in Staff Accounting Bulletin 107. The simplified method is used because, at this point, we do not have sufficient historical information to develop reasonable expectations about future exercise patterns. Our dividend yield assumption is based on actual dividends expected to be paid over the expected life of the stock option. Our risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option. The weighted-average fair value of options we granted during 2006, 2005 and 2004 were $9.25, $5.48 and $2.74, respectively. The fair value of options granted during 2006, 2005 and 2004 was estimated at the grant date using the following weighted average assumptions:

	2006	2005	2004
Expected volatility	41%	50%	50%
Expected life	2.5 to 3.75 years	3 years	1 to 3 years
Dividends	0.40%	0.00%	0.00%
Risk-free interest rate	4.79%	3.73%	2.31%

Prior to adopting SFAS No. 123R, we accounted for stock options using the intrinsic value method under APB No. 25 in which no compensation expense has been recognized for share-based compensation plans. Amounts we recognized in our financial statements during the years ended December 31, 2006, 2005 and 2004 with respect to share-based compensation plans were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Compensation expense recognized on share-based plans before income tax benefit	$1,323	$—	$—
Related income tax benefit recognized in the income statement	320	—	—
Cash received from stock option exercises	27,658	8,953	1,584
Excess tax benefit recorded for tax deductions resulting from the exercise of stock options	28,603	—	—
Tax benefit realized as reductions of estimated tax payments during the period	10,775	—	—

Additionally, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows (“SFAS No. 95”), to require the excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid, which is included within operating cash flows. Accordingly, cash provided by operating activities decreased and cash provided by financing activities increased by $28.6 million related to excess tax benefits from share-based awards. We realized $10.8 million of that amount as reductions of estimated income tax payments during the year ended December 31, 2006. The excess tax benefits result from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options.

The application of SFAS No. 123R had the following effects on reported amounts relative to amounts that we would have reported using the intrinsic value method under APB No. 25 for the year ended December 31, 2006 (in thousands, except per share data):

	Year Ended December 31, 2006
	Following APB No. 25	After Effect of Adopting SFAS No. 123R
Income from operations	$46,141	$44,818
Income before income taxes	45,944	44,621
Net income	29,547	28,544
Earnings per common share:
Basic	$0.81	$0.78
Diluted	$0.74	$0.71
Net cash provided by (used in) operating activities	$13,977	$(3,851)
Net cash provided by financing activities	11,281	29,109

The following table presents the effects on net income and basic and diluted net income per common share had the Company adopted the fair value method of accounting for share-based compensation under SFAS No. 123 for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	Year Ended December 31,
	2005	2004
Net income	$19,093	$8,855
Deduct: Total share-based employee compensation expense determined under fair value-based method, net of related tax expense	4,747	5,493

Pro forma net income	14,346	3,362
Less: Income allocated to Series A Senior Convertible Participating Preferred Stock	3,430	1,618

Pro forma net income attributable to common stock	$10,916	$1,744

Earnings per share:
As reported:
Basic	$0.62	$0.28
Diluted	$0.50	$0.26
Pro forma:
Basic	$0.47	$0.11
Diluted	$0.38	$0.10

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

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table shows certain income statement data as a percentage of revenue for the year ended December 31, 2006 compared to the year ended December 31, 2005 (in thousands of dollars):

	2006	% of Total Revenue	2005	% of Total Revenue	Change
					Amount	%
Total Revenues	$1,097,041	100.0%	$834,824	100.0%	$262,217	31.4%
Costs of Services:
Interchange	804,267	73.3%	611,736	73.3%	192,531	31.5%
Dues and assessments	40,334	3.7%	31,491	3.8%	8,843	28.1%
Processing and servicing	118,342	10.8%	87,668	10.5%	30,674	35.0%
Customer acquisition costs	35,451	3.2%	28,025	3.4%	7,426	26.5%
Depreciation and amortization	6,042	0.6%	5,685	0.7%	357	6.3%

Total costs of services	1,004,436	91.6%	764,605	91.6%	239,831	31.4%
General and administrative	47,787	4.4%	37,761	4.5%	10,026	26.6%

Total expenses	1,052,223	96.0%	802,366	96.1%	249,857	31.1%

Income from operations	44,818	4.1%	32,458	3.9%	12,360	38.1%

Other income (expense):
Interest income	1,225	0.1%	477	0.1%	748	156.8%
Interest expense	(753)	(0.1)%	(1,553)	(0.2)%	800	(51.5)%
Fair value adjustment for warrants with mandatory redemption provisions	—	—	(2,912)	(0.3)%	2,912	100.0%
Gain on settlement of financing arrangement	—	—	5,140	0.6%	(5,140)	(100.0)%
Other, net	(669)	0.1%	198	—	(867)	(437.9)%

Total other (expense) income	(197)	0.0%	1,350	0.2%	(1,547)	(114.6)%

Income before income taxes	44,621	4.1%	33,808	4.0%	10,813	32.0%
Provision for income taxes	16,077	1.5%	14,715	1.8%	1,362	9.3%

Net income	$28,544	2.6%	$19,093	2.3%	$9,451	49.5%

Total Revenues. Total revenues increased 31.4% from $834.8 million in 2005 to $1,097.0 million in 2006, primarily as a result of a 29.7% increase in our gross card processing revenue from $825.9 million in 2005 to $1,071.0 million in 2006. Our bank card processing volume for 2006 increased 28.4% to $43.3 billion, compared to $33.7 billion for 2005. The increases in gross processing revenue and bank card processing volume were primarily attributable to a net increase in bank card merchant accounts, with the number of bank card merchant accounts growing by approximately 20.5% from 110,500 as of December 31, 2005 to 133,200 as of December 31, 2006. The increase in new bank card merchant accounts during this period was primarily the result of the growth in our sales force, combined with improved production from our existing sales force as previous additions to the sales force gain experience and seasoning.

Total revenues also include payroll processing fees and equipment-related income. Payroll processing fees increased by 39.4% from $4.6 million in 2005 to $6.4 million in 2006 primarily due to the 58.3% increase in the number of payroll processing customers from 2,664 at December 31, 2005 to 4,216 at December 31, 2006.

Equipment-related income increased by $15.4 million, from $4.3 million in 2005 to $19.7 in 2006, primarily due to the increase in the number of new card processing merchants installed and $6.3 million of revenues contributed by Debitek, which we acquired as of January 1, 2006.

Costs of services. Costs of services increased 31.4% from $764.6 million in 2005 to $1,004.4 million in 2006, due primarily to an increase in interchange fees. Costs of services represented 91.6% of total revenues in both 2006 and 2005.

Interchange fees increased 31.5% from $611.7 million in 2005 to $804.3 million in 2006 and represented 73.3% of total revenues in both 2006 and 2005. In addition to increasing due to higher bank card processing volume and April 1, 2005 increases in interchange fees charged by issuing banks, interchange expense for 2006 increased by $2.0 million reflecting a first quarter of 2006 change in our estimate of the amount of on-line debit interchange expense we accrue. The change in estimate was based on new information which became available to us. Interchange expense in 2006 also included interchange adjustments we paid to our bank card merchants resulting from our conversion to Passport.

Dues and assessments increased 28.1% from $31.5 million in 2005 to $40.3 million in 2006 also as the result of increased bank card processing volume. As a percentage of total revenue, dues and assessments declined from 3.8% in 2005 to 3.7% in 2006.

Net revenue, which is defined as total revenues less interchange fees and dues and assessments, increased 31.8% from $191.6 million in 2005 to $252.4 million in 2006.

Processing and servicing expense for 2006 increased by $30.7 million, or 35.0%, compared with 2005. The increase in processing and servicing expense was due primarily to (i) costs associated with increased bank card processing volume, (ii) increases in the cost of bank card terminals, prepaid card and stored value hardware deployed (including $3.9 million for the costs of Debitek equipment deployed), (iii) a $6.0 million increase in residual commission payments to our salespersons related to their portion of the growth in our gross margin, and (iv) increases in the costs of operating our service center, particularly the costs of support personnel and depreciation and amortization. As a percentage of total revenue, processing and servicing expense was 10.8% for 2006 compared with 10.5% for 2005. The increase in processing and servicing as a percentage of total revenue for 2006 was driven by the costs of bank card terminals, prepaid card and stored value hardware deployed and the inclusion of service center depreciation and amortization, and was partially mitigated by leveraging the lower costs of our internally developed front-end processing system, HPS Exchange, and cost savings associated with our back-end processing system, Passport. Transactions processed on HPS Exchange represented approximately 64% of our total processing transactions during 2006 compared to 53% during 2005. We expect the increasing share of HPS Exchange in our total bank card merchant base to continue in the future. As of May 1, 2006, our conversion to our internally developed back-end processing system, Passport, was substantially complete. We expect to realize the lower cost benefits of processing on Passport in future periods. Included in processing and servicing expense was $1.7 million of payroll processing costs in 2006, which increased 48.3% from 2005. The increase in payroll processing costs included $574,000 for commission payments to our salespersons.

Customer acquisition costs increased 26.5% from $28.0 million in 2005 to $35.5 million in 2006. Customer acquisition costs include net amortization of signing bonuses, which increased from $14.7 million in 2005 to $22.9 million in 2006, and amortization of capitalized customer deferred acquisition costs, which grew from $10.0 million in 2005 to $12.9 million in 2006. Increases in new merchant account installations and the related bank card processing volume were primarily responsible for the increases in the amortization of both signing bonuses and capitalized customer deferred acquisition costs.

Depreciation and amortization expenses increased 6.3% from $5.7 million in 2005 to $6.0 million in 2006. The increase was primarily due to the purchase of information technology equipment to support the network and the continuing development of HPS Exchange and Passport. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over three to five years. The amount capitalized decreased from $2.6 million in 2005 to $2.5 million in 2006. The total amount of capitalized projects placed in service in 2006 and 2005 was $1.7 million and $2.8 million, respectively. Beginning January 1, 2006, depreciation and amortization expense associated with our servicing center was included in processing and servicing expense. For 2006, service center related depreciation and amortization expense was $1.5 million.

General and administrative. General and administrative expenses increased 26.6% from $37.8 million in 2005 to $47.8 million in 2006. The increase was primarily due to added costs necessary to continue building our corporate, information technology and marketing infrastructure to support our growth.

Also contributing to the increase in general and administrative expenses in 2006 was $1.2 million we paid for matching payroll tax expense related to gains employees realized on their exercise of non-qualified stock options, $2.3 million of general and administrative expenses incurred by Debitek, and $1.3 million for SFAS No. 123R share-based compensation expense. General and administrative expenses as a percentage of total revenue declined from 4.5% for 2005 to 4.4% for 2006, as revenue growth outpaced the increase in general and administrative expenses. Our payroll operation’s general and administrative expenses increased by 44.7% from $2.1 million in 2005 to $3.1 million in 2006.

Income from operations. For the reasons described above, our income from operations, which we also refer to as operating income, improved from $32.5 million for 2005 to $44.8 million for 2006. Our operating margin, which is measured as operating income divided by net revenue, was 17.8% for 2006, compared to 16.9% for 2005. Our operating income and operating margin for 2006 was unfavorably impacted by the $2.0 million recorded for the change in estimate of debit interchange expense; excluding that amount, our operating margin would have been 18.4% for 2006.

Interest income. Interest income increased from $477,000 in 2005 to $1.2 million in 2006, due primarily to an increase in the amount of cash available for investment and higher interest rates.

Interest expense. Interest expense decreased from $1.6 million in 2005 to $753,000 in 2006. Most of our interest expense arises from the practice of having our sponsor bank advance interchange fees to most of our merchants. In August 2005, we began using a portion of our available cash to fund these advances. These advances to our merchants are funded first with our cash available for investment, then by incurring a payable to our sponsor bank when that cash has been expended. We pay the sponsor bank the prime rate on these payables. The payable to the sponsor bank is repaid at the beginning of the following month out of the processing fees we collect from our bank card merchants. Interest expense in 2005 also included $107,000 of interest expense recorded on a revolver advance facility and line of credit which we paid off in August 2005 using proceeds from our initial public offering.

Fair value adjustment for warrants with mandatory redemption provisions. We recognized expense of $2.9 million during 2005 to adjust the warrants’ carrying value to $26.51 per share, the closing price of our common stock on the day prior to the exercise of the warrants. The warrants were exercised on August 16, 2005.

Gain on settlement of financing arrangement. On September 23, 2005, we reacquired the remaining 2,400 merchant contracts we had previously transferred to Certegy Inc. in a transaction accounted for as a financing arrangement. We made a cash payment of $3.0 million, fully extinguishing our obligations under the financing arrangement. The outstanding balance of this financing arrangement at the time of extinguishment was $8.1 million, resulting in a pre-tax gain on the settlement of a financing arrangement of $5.1 million in 2005.

Other, net. Other expense of $669,000 was recorded in 2006, compared to other income of $198,000 in 2005. Other expense in 2006 primarily reflected a $1.5 million write off of purchased software as well as a $0.8 million gain from the proceeds received from a legal settlement in the first quarter of 2006. Other income in 2005 primarily related to a cash settlement we received in connection with a lawsuit against an equipment supplier.

Income Tax. Income taxes for 2006 were $16.1 million reflecting an effective tax rate of 36.0%. This represented a reduction from an effective tax rate of 43.5% for 2005, which resulted in income tax expense of $14.7 million. The reduction in the effective tax rate was due to revising state income sourcing approaches in the third quarter of 2006 and the impact of the fair value adjustment for warrants included in 2005. As a result of revising state income sourcing approaches in the third quarter of 2006, we realized reductions of our 2005 state income tax expense and our 2006 estimated effective annual state tax rates.

Net income. As a result of the above factors, net income increased from $19.1 in 2005 to $28.5 million in 2006.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following table shows certain income statement data as a percentage of revenue for the year ended December 31, 2005 compared to the year ended December 31, 2004 (in thousands of dollars):

	2005	% of Total Revenue	2004	% of Total Revenue	Change
					Amount	%
Total revenues	$834,824	100.0%	$602,851	100.0%	$231,973	38.5%

Costs of Services:
Interchange	611,736	73.3%	438,738	72.8%	172,998	39.4%
Dues and assessments	31,491	3.8%	23,348	3.9%	8,143	34.9%
Processing and servicing	87,668	10.5%	70,232	11.7%	17,436	24.8%
Customer acquisition costs	28,025	3.4%	18,908	3.1%	9,117	48.2%
Depreciation and amortization	5,685	0.7%	3,912	0.6%	1,773	45.3%

Total costs of services	764,605	91.6%	555,138	92.1%	209,467	37.7%
General and administrative	37,761	4.5%	31,501	5.2%	6,260	19.9%

Total expenses	802,366	96.1%	586,639	97.3%	215,727	36.8%

Income from operations	32,458	3.9%	16,212	2.7%	16,246	100.2%

Other income (expense):
Interest income	477	0.1%	80	—	397	496.2%
Interest expense	(1,553)	(0.2)%	(1,385)	(0.2)%	(168)	(12.1)%
Fair value adjustment for warrants with mandatory redemption provisions	(2,912)	(0.3)%	(509)	(0.1)%	(2,403)	(472.1)%
Gain on settlement of financing arrangement	5,140	0.6%	—	—	5,140	—
Other, net	198	—	833	0.1%	(635)	(76.2)%

Total other income (expense)	1,350	0.2%	(981)	(0.2)%	2,331	237.6%

Income before income taxes	33,808	4.0%	15,231	2.5%	18,577	122.0%
Provision for income taxes	14,715	1.8%	6,376	1.1%	8,339	130.8%

Net income	$19,093	2.3%	$8,855	1.5%	$10,238	115.6%

Revenues. Total revenues increased 38.5% from $602.9 million for 2004 to $834.8 million for 2005, primarily as a result of a 38.4% increase in our gross processing revenue from $596.6 million in 2004 to $825.9 million in 2005. Our bank card processing volume for 2005 increased 35.0% to $33.7 billion, compared to $25.0 billion for 2004. The increases in gross processing revenue and bank card processing volume were primarily attributable to a net increase in merchant accounts, with the number of merchant accounts growing by approximately 24.3% from 88,900 as of December 31, 2004 to 110,500 as of December 31, 2005. The increase in new merchant accounts during this period was primarily the result of the growth in our sales force, combined with improved production from our existing sales force. The sales force grew by 21.4% from 832 as of December 31, 2004 to 1,010 as of December 31, 2005.

Total revenues also include payroll processing fees and equipment-related income. Payroll processing fees increased by 22.5% from $3.7 million in 2004 to $4.6 million in 2005 primarily due to the increase in the number of payroll processing customers from 2,138 at December 31, 2004 to 2,664 at December 31, 2005. Equipment-related income increased by 69.6% from $2.6 million in 2004 to $4.3 million in 2005 primarily due to the increase in the number of merchants installed.

Costs of services. Costs of services increased 37.7% from $555.1 million in 2004 to $764.6 million in 2005, due primarily to an increase in interchange fees, which resulted from higher bank card processing volume. Cost of services represented 91.6% and 92.1% of total revenue in 2005 and 2004, respectively.

Interchange fees increased 39.4% from $438.7 million in 2004 to $611.7 million in 2005 and represented 73.3% of total revenue in 2005 and 72.8% of total revenue in 2004. Dues and assessments increased 34.9% from $23.3 million in 2004 to $31.5 million in 2005 also due to the increased bank card processing volume. As a percentage of total revenue, dues and assessments declined from 3.9% for 2004 to 3.8% for 2005. Net revenue, which is defined as total revenues less interchange fees and dues and assessments, increased 36.1% from $140.8 million in 2004 to $191.6 million in 2005.

Processing and servicing expense increased by $17.4 million, or 24.8%, in 2005, compared with 2004, and as a percentage of total revenue declined from 11.7% in 2004 to 10.5% in 2005. The increase in processing and servicing expense was due primarily to processing costs associated with increased volume, a $5.7 million increase in residual commission payments to our salespersons related to their portion of the growth in our gross margin, and increases in the number of support personnel in the service center. Since our sales force is 100% commission-based, increases in processing income directly impact commissions included in costs of services. Processing and servicing as a percentage of total revenue decreased primarily due to leveraging the lower costs of our internally developed front-end processing system, HPS Exchange. Over 67% of new merchants installed during 2005 were installed on HPS Exchange, and we completed some conversions from other front-end processors, so that transactions processed on HPS Exchange represented approximately 53% of our total processing transactions in 2005, up from 43% in 2004. We expect the increasing share of HPS Exchange in our total merchant base to continue in the future. In addition, processing and servicing as a percentage of total revenues decreased due to growth in residual commissions that was slower than revenue growth, primarily due to portfolio buyouts. Included in processing and servicing expense was $1.6 million of payroll processing costs in 2005, which increased 14.3% from $1.4 million in 2004.

Customer acquisition costs increased 48.2% from $18.9 million in 2004 to $28.0 million in 2005. The net amortization of signing bonuses increased from $11.1 million in 2004 to $14.7 million in 2005, while the amortization of capitalized customer deferred acquisition costs grew from $7.7 million in 2004 to $10.0 million in 2005. Increases in new merchant account installations and bank card processing volume were primarily responsible for the increases in the amortization of both the capitalized customer deferred acquisition costs and signing bonuses.

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

Income from operations. For the reasons described above, our income from operations, which we also refer to as operating income, improved from $16.2 million for 2004 to $32.5 million for 2005. Our operating margin, which is measured as operating income divided by net revenue, improved from 11.5% for 2004 to 16.9% for 2005.

Interest income. Interest income increased from $80,000 in 2004 to $477,000 in 2005, due primarily to increased interest rates as well as interest earned on cash proceeds from our initial public offering.

Interest expense. Interest expense increased from $1.4 million in 2004 to $1.6 million in 2005. Most of our interest expense arises from the practice of having our sponsor bank advance interchange fees to most of our merchants. In August 2005, we began using a portion of our available cash to fund these merchant advances. In future periods, we intend these advances to our merchants to be funded first with our available cash, then by incurring a payable to our sponsor bank when that cash has been expended. We pay the sponsor bank the prime rate on our payable. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants. The payable was higher on average in 2005 due to increased bank card processing volume, and the prime rate charged on the average payable has increased significantly from 2004 to 2005.

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

Net income. As a result of the above factors, net income increased from $8.9 million in 2004 to $19.1 million in 2005.

Balance Sheet Information

	December 31,
	2006	2005
Selected Balance Sheet Data	(in thousands)
Cash and cash equivalents	$16,054	$8,724
Funds held for payroll customers	16,960	10,603
Receivables, net	107,154	93,756
Current tax asset	19,227	1,602
Capitalized customer acquisition costs, net	56,705	42,930
Property and equipment, net	23,135	17,661
Total assets	251,768	183,685

Due to sponsor bank	27,253	34,530
Accounts payable	16,936	14,736
Deposits held for payroll customers	16,960	10,603
Accrued buyout liability:
Current portion	11,519	10,478
Long term portion	21,774	17,996
Total liabilities	112,475	103,634
Total stockholders’ equity	139,293	80,051

December 31, 2006 Compared to December 31, 2005

Total assets increased $68.1 million, or 37.1%, to $251.8 million at December 31, 2006 from $183.7 million at December 31, 2005 primarily due to increases in cash and cash equivalents, funds held for payroll customers, current tax assets, capitalized customer acquisition costs, receivables, and property and equipment, net. Cash and cash equivalents increased by $7.3 million or 84.0% as the result of cash flow (see “—Liquidity and Capital Resources” for more detail). Current tax assets increased $17.6 million primarily due to recognizing a current tax asset of $28.6 million during 2006 reflecting tax benefits we realized as reductions of estimated tax payments in 2006 and benefits that we will realize by recapturing taxes paid in 2005 and recovering the estimated tax payments we made during 2006. These tax benefits reflect tax deductions which accrued to us when our employees exercised non-qualified stock options and made disqualifying dispositions of shares acquired through the exercise of incentive stock options during 2006.

Receivables, which primarily result from our practice of advancing interchange fees to most of our merchants during the processing month and collecting those fees from our merchants at the beginning of the following month, increased $13.4 million, or 14.3%, to $107.2 million at December 31, 2006 from $93.8 million at December 31, 2005. This increase in receivables from merchants was primarily due to the impact of an increase in December 2006 monthly bank card processing volume over December 2005 monthly bank card processing volume. For the month of December 2006, our bank card processing volume was $4.1 billion, compared to bank card processing volume of $3.2 billion during the month of December 2005. In August 2005, we began using our available cash to fund a portion of the advances of interchange fees to our merchants. These advances to our merchants are funded first with our cash available for investment, then by incurring a payable to our sponsor bank when that cash has been expended. At December 31, 2006, we used $44.6 million of our available cash to fund merchant advances. The amount due to our sponsor bank was $27.3 million at December 31, 2006 and $34.5 million at December 31, 2005. The payable to our sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants.

Capitalized customer acquisition costs increased $13.8 million, or 32.1%, from December 31, 2005 as a result of increases in the number of merchants we service. Funds held for payroll customers increased $6.4 million, or 60.0%, from December 31, 2005 as a result of 58.3% growth in the number of payroll customers. Property and equipment increased $5.5 million, or 31.0%, due to continued building of our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and Passport. We also commenced construction of our new service center in Jeffersonville, Indiana and spent $5.9 million in 2006.

Total stockholders’ equity increased $59.2 million from December 31, 2005 primarily due to tax benefits recorded in additional-paid-in capital related to employees’ exercise of stock options and related tax benefits, which contributed $28.6 million, and our net income of $28.5 million recorded in 2006, less $1.9 million for dividends declared on common stock. An increase in stockholders’ equity for proceeds received from the exercise of employee stock options, which amounted to $27.7 million, was mostly offset by the purchase of 1,061,200 treasury shares at a cost of $25.0 million.

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

Our cash requirements include funding payments to salespersons for signing bonuses, residual commissions and residual buyouts, paying interest expense and other operating expenses, including taxes, constructing our new service center and investing in building our infrastructure. At times, we have used cash to repurchase our common stock. We could in the future use cash for other unspecified acquisitions of related businesses or assets.

In February 2006, we acquired Debitek, a prepaid card and stored-value card solutions provider, for a net cash payment of $3.5 million. The acquisition of Debitek provides us with a proven platform in the stored-value and prepaid cards market, particularly with respect to small-dollar payment applications. This acquisition is not expected to have a material impact on earnings in the near term.

Our cash needs are funded primarily by cash flow from our operating activities and our agreement with our sponsor bank to fund merchant advances. We believe that our current cash and investment balances, cash generated from operations and our agreement with our sponsor bank to fund merchant advances will provide sufficient liquidity to meet our anticipated needs for capital for at least the next twelve months, and currently anticipate no liquidity challenges over a longer term. Our working capital, defined as current assets less current liabilities, was positive at December 31, 2006 and December 31, 2005 and grew by $40.9 million in 2006. Each funding source and use is described in more detail below.

At December 31, 2006, we had cash and cash equivalents totaling $16.1 million, compared to cash and cash equivalents of $8.7 million at December 31, 2005 and $4.4 million at December 31, 2004.

Cash Flow (Used in) Provided by Operating Activities. We reported net cash used in operating activities of $3.9 million in 2006 and $26.0 million in 2005, compared to net cash provided by operating activities of $14.2 million in 2004.

Our reported cash flow from operating activities for 2006 was unfavorably impacted by our adoption of SFAS No. 123R in January 2006 and SFAS No. 95, Statement of Cash Flow, as amended. With the adoption of these statements, the amount of tax benefits resulting from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options exceeding the amount of SFAS No. 123R compensation cost recognized (referred to as “excess tax benefits” in this document), are classified as a cash inflow from financing activities on our Statement of Cash Flow and a cash outflow from operating activities. For 2006, our operating cash flow was reduced by the classification of $28.6 million of excess tax benefits as cash inflow from financing activities.

The following table presents the components of our cash flow from operating activities for 2006, compared with 2005 and 2004. This table includes a breakout of the $28.6 million of excess tax benefits showing the $10.8 million portion of excess tax benefits which reduced actual estimated tax payments we made during 2006. This $10.8 million reduction of estimated tax payments would have been classified as cash inflow from financing activities under the previous cash flow presentation requirements of APB No. 25. The table also shows the $17.8 million of excess tax benefits which are a current tax receivable as of December 31, 2006 and are expected to be realized as reductions of future period estimated tax payments. Before reducing our cash flows from operating activities for the $17.8 million current tax receivable, our cash flow from operations for 2006 would have been a positive $14.0 million. This $14.0 million reflects the amount of cash flow from operating activities that we would have reported under the previous cash flow presentation requirements of APB No. 25.

	Year Ended December 31,
	2006		2005	2004
	(in thousands)
Net income	$28,544		$19,093	$8,855
Adjustments for non-cash items included in net income:
Amortization and depreciation	43,380		30,331	22,738
Share-based compensation	1,323		—	—
Deferred taxes	(351)		1,811	4,687
Other non-cash items included in net income, net	1,754		(2,195)	577
Adjustments for changes in operating assets and liabilities:
Payment of signing bonuses, net	(33,743)		(21,788)	(20,137)
Payouts of accrued buyout liability	(10,664)		(13,481)	(2,213)
Excess tax benefits realized as reductions of actual estimated tax payments	(10,775	)(a)	—	—
Other changes in operating assets and liabilities, net	(5,491)		(39,735)	(282)

Cash flow from operating activities before deduction of the current receivable for excess tax benefits	13,977		(25,964)	14,225

Less:
Current receivable for excess tax benefits which are expected to be realized by recapturing taxes paid in 2005 and recovering estimated tax payments made in 2006	(17,828	)(a)	—	—

Net cash (used in) provided by operating activities	$(3,851)		$(25,964)	$14,225

(a)	The combined $28.6 million of excess tax benefits realized as reductions of actual estimated tax payments plus the current receivable for excess tax benefits has been reported as a cash inflow from financing activities.

We experienced negative cash flow from operating activities in 2005 because we used approximately $32.3 million of the cash proceeds we received from our initial public offering, which was cash provided by a financing activity, to fund advances of interchange fees to our merchants and to pay down our payable to our sponsor bank, both of which derive from an operating activity as described below.

Key sources of operating cash flows were our net income as adjusted for deferred taxes, depreciation and amortization, and share-based compensation expense. Other major determinants of operating cash flow are net signing bonus payments, which consume increasing amounts of operating cash as our new merchant installation activity rises, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout liability” for more information. Net signing bonuses of $33.7 million, $21.8 million and $20.1 million, respectively, were paid in 2006, 2005 and 2004. In 2006, 2005 and 2004, we reduced the accrued buyout liability by making buyout payments of $10.7 million, $13.5 million and $2.2 million, respectively. Included in the $13.5 million of buyout payments in 2005 was $3.8 million used by salespersons who participated in the PEPShares Plan to exercise their options to acquire 677,544 shares of our common stock.

Contained within changes in operating assets and liabilities are the changes in receivables, due to sponsor bank and accounts payable. In August 2005, we began using our available cash to fund a portion of the advances of interchange fees to our merchants, thereby using operating cash to pay down our payable to our sponsor bank. Advances to our merchants, which generate a receivable from our merchants, are funded first with our available cash, then by incurring a payable to our sponsor bank when that cash has been expended. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants.

Cash Flow Used in Investing Activities. Net cash used in investing activities was $17.9 million in 2006, compared to $12.3 million in 2005 and $9.1 million in 2004. In January 2006, we made a $0.5 million strategic investment in convertible preferred stock issued by Parcxmart Technologies, Inc. (“Parcxmart”). This investment solidified our marketing alliance with Parcxmart under which we provide merchant acquirer services and offer bank card processing services to those merchants who use Parcxmart’s smart card payment system. In February 2006, we made a net cash payment of $3.5 million to acquire Debitek, Inc.

During each period, we used cash to fund capital expenditures. Total capital expenditures for 2006 were $14.0 million, compared to $12.3 million invested in 2005 and $9.1 million invested in 2004. These expenditures were primarily related to the continued building of our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and Passport. We anticipate that these expenditures may increase as we further develop our technology. In 2006, we also spent $5.9 million on the construction of our new Service Center facility. See “—Contractual Obligations” for more detail regarding expected funding requirements related to our new Service Center.

In addition, our subsidiary, Heartland Payroll Company, has invested a portion of the cash balances it held in securities that are classified on our balance sheet as investments available for sale. We invest directly in federal, federal agency and corporate debt obligations with maturities of up to four years and no less than a Baa rating or in short-term fixed income mutual funds.

Cash Flow Provided By (Used in) Financing Activities. Net cash provided by financing activities was $29.1 million in 2006 and $42.7 million in 2005, compared to net cash used in financing activities of $8.8 million in 2004. Cash provided by financing activities during 2006 was favorably impacted by the proceeds received from employees exercising stock options and from excess tax benefits. However, most of the cash proceeds received from the exercise of employee stock options were used to repurchase shares of our common stock.

Net cash provided by financing activities for, 2005 was favorably impacted by the net cash proceeds of $41.7 million we received at the closing of our initial public offering on August 16, 2005.

During 2006, employees exercised stock options generating cash in the aggregate amount of $27.7 million. Offsetting the cash provided from employees’ exercise of stock options in 2006 was the use of $25.0 million of cash to repurchase 1,061,200 shares of our common stock. See “— Common Stock Repurchases” for more information. During 2005, employees exercised their stock options and PEPShares Plan options generating cash in the aggregate amount of $9.0 million. During 2004, employee exercises of stock options generated cash of $1.6 million.

During 2006, we reported as a financing cash inflow, $28.6 million of excess tax benefits resulting from employees exercising stock options. The $28.6 million was also reported as an operating cash outflow. However, only $10.8 million of the $28.6 million excess tax benefits was realized as a reduction of the estimated tax payments we made during 2006. See “— Cash Flow (Used In) Provided By Operating Activities” for more detail.

During 2006, 2005 and 2004, we paid down financing arrangements and borrowings in the amounts of $261,000, $7.5 million and $2.9 million, respectively. In 2005, we made cash payments of $3.0 million to reacquire 2,400 merchant contracts and fully extinguish our obligations under a related financing arrangement and $2.9 million to repay credit facilities.

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

Under these authorizations, we repurchased 1,061,200 shares of our common stock during 2006 at a cost of $25.0 million, or $23.59 per share. We intend to use these authorizations to repurchase shares opportunistically as a means of offsetting dilution from shares issued upon the exercise of options under employee benefit plans. We have no obligation to repurchase shares under the authorization, and the specific timing and amount of the stock repurchase will vary based on market conditions, securities law limitations and other factors. The stock repurchase will be executed utilizing our cash resources including the proceeds of stock options exercises.

In 2005 and 2004, we repurchased 22,000 and 135,000 shares of our common stock, respectively, at a cost of $0.5 million and $1.2 million, respectively.

Dividends on Common Stock. On August 1, 2006, our Board of Directors declared an initial quarterly cash dividend of $0.025 per share of common stock, which was paid on September 15, 2006 to stockholders of record as of August 25, 2006. On November 2, 2006, our Board of Directors declared a quarterly cash dividend of $0.025 per share of common stock, which was paid on December 15, 2006 to stockholders of record as of November 24, 2006.

On February 12, 2007, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on March 15, 2007 to stockholders of record as of February 23, 2007.

Credit Facilities. We had no outstanding obligations under any credit facility at December 31, 2006 or 2005.

On August 28, 2002, we had signed a Loan and Security Agreement with KeyBank National Association for two loan instruments. We had amended this Agreement on November 6, 2003, June 23, 2004, and May 26, 2005. The Agreement was amended twice to reflect changes we made in our accounting policies. The first instrument was a revolver advance facility, which we used solely to fund the buyouts of residual commissions from our salespersons. Borrowings on the revolver could not exceed $3,500,000.

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

Contractual Obligations. The Visa and MasterCard networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we must do so. As the majority of our transactions involve the delivery of the product or service at the time of the transaction, a good basis to estimate our exposure to chargebacks is the last four months’ bank card processing volume on our portfolio, which was $15.1 billion, $12.0 billion and $9.0 billion for the four months ended December 31, 2006, 2005 and 2004, respectively. However, during the four months ended December 31, 2006, 2005 and 2004, we were presented with $8.4 million, $6.6 million and $5.6 million, respectively, of chargebacks by issuing banks. In 2006, 2005 and 2004, we incurred merchant credit losses related to chargebacks of $1,941,000, $1,206,000 and $940,000, respectively, on total dollar volume processed of $43.3 billion, $33.7 billion and $25.0 billion, respectively. These credit losses are included in processing and servicing expense in our consolidated statements of income.

The following table reflects our significant contractual obligations as of December 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Processing providers (a)	$20,576	$7,407	$9,313	$3,856	$—
Financing arrangement (expected payments, including interest)	174	174	—	—	—
Telecommunications providers	2,090	2,070	11	8	1
Office and equipment leases	5,768	1,821	2,034	1,273	640
Land, construction and equipment (b)	17,990	17,781	209	—	—

	$46,598	$29,253	$11,567	$5,137	$641

(a)	We have agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. These third-party processors include TSYS Acquiring Solutions, KeyBank, N.A., First Data Corporation, Chase Paymentech Solutions and Global Payments, Inc. Our agreements with third-party processors require us to submit a minimum monthly number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay them the fees that they would have received if we had submitted the required minimum number or volume of transactions.

(b)	These amounts relate to contractual commitments we have for developing land and constructing our new Service Center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with the development of this site. Through December 31, 2006, we have spent approximately $5.9 million of our cash on our new Service Center, including $1.7 million to acquire land, and over the next fifteen months we expect to spend approximately $21.1 million more on its development, including the contractual obligations in the above table. We are currently considering alternative credit facilities with several financial institutions for financing these development costs.

In addition, we record a payable to KeyBank each month in conjunction with our monthly processing activities. This amount was $27.3 million and $34.5 million as of December 31, 2006 and 2005, respectively. This amount is repaid on the first business day of the following month out of the fees collected from our merchants.

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

Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is to changes in interest rates. During each month, KeyBank advances interchange fees to most of our merchants. We fund these advances first by applying a portion of our available cash and then by incurring a significant payable to KeyBank, bearing interest at the prime rate. At December 31, 2006, our payable to KeyBank was $27.3 million. This payable is repaid on the first business day of the following month out of fees collected from our merchants. During the quarter ended December 31, 2006 the average daily interest-bearing balance of that payable was approximately $6.2 million. The outstanding balance of our payable to KeyBank is directly related to our bank card processing volume and also will fluctuate depending on the amount of our available cash. A hypothetical 100 basis point change in short-term interest rates applied to our average payable to KeyBank would result in a change of approximately $62,000 in annual pre-tax income.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities of up to three years. At December 31, 2006, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $16,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $39,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $16,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $39,000.

We do not hold or engage in the trading of derivative financial, commodity or foreign exchange instruments. All of our business is conducted in U.S. dollars.

Recent Accounting Pronouncements

The FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”), in June 2006. FIN No. 48 clarifies the accounting for the recognition and measurement of tax benefits associated with uncertain tax positions and defines criterion that an individual tax position must meet for any part of that position to be recognized or continue to be recognized in the financial statements. FIN No. 48 also adds disclosure requirements for the amounts of unrecognized tax benefits associated with uncertain tax positions. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We have completed our initial evaluation of the impact of adopting FIN No. 48 on January 1, 2007 and estimate that a cumulative effect adjustment of approximately $0.5 million will be charged to Retained Earnings on that date to establish reserves for uncertain tax positions.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”) to provide guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. SAB 108 requires a company to apply an approach that considers the amount by which the current year income statement is misstated (“rollover approach”) and an approach that considers the cumulative amount by which the current year balance sheet is misstated (“iron-curtain approach”). Prior to the issuance of SAB No. 108, many companies applied either the rollover or iron-curtain approach for purposes of assessing materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon adoption, SAB No. 108 allows a one-time cumulative effect adjustment against retained earnings for those prior year misstatements that were not material under a company’s prior approach, but that are deemed material under SAB No. 108. Adoption of SAB No. 108 did not have a material impact our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption, and also elects to apply the provisions of Statement No. 157, Fair Value Measurements. We do not believe that the application of SFAS No. 159 will have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Heartland Payment Systems, Inc.

We have audited the accompanying consolidated balance sheets of Heartland Payment Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of determining which items are treated as cash and cash equivalents. As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123(R) Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Princeton, New Jersey

March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Heartland Payment Systems, Inc.

Princeton, NJ

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Heartland Payment Systems, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 9, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in method of determining which items are treated as cash and cash equivalents, and adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R) Share-Based Payment on January 1, 2006.

/s/ Deloitte & Touche LLP

Princeton, New Jersey

March 9, 2007

Heartland Payment Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$16,054	$8,724
Funds held for payroll customers	16,960	10,603
Receivables, net	107,154	93,756
Investments	1,082	561
Inventory	2,252	714
Prepaid expenses	2,030	1,979
Current tax asset	19,227	1,602
Current deferred tax assets, net	757	1,492

Total current assets	165,516	119,431
Capitalized customer acquisition costs, net	56,705	42,930
Deferred tax assets, net	4,562	3,477
Property and equipment, net	23,135	17,661
Goodwill and intangible assets	1,757	—
Deposits and other assets	93	186

Total assets	$251,768	$183,685

Liabilities and stockholders’ equity
Current liabilities:
Due to sponsor bank	$27,253	$34,530
Accounts payable	16,936	14,736
Deposits held for payroll customers	16,960	10,603
Current portion of accrued buyout liability	11,519	10,478
Merchant deposits and loss reserves	8,210	7,450
Accrued expenses and other liabilities	9,649	7,407
Current portion of borrowings and financing arrangements	174	261

Total current liabilities	90,701	85,465
Long-term portion of borrowings and financing arrangements	—	173
Long-term portion of accrued buyout liability	21,774	17,996

Total liabilities	112,475	103,634

Commitments and contingencies (Note 16)	—	—

Stockholders’ equity
Common Stock, $.001 par value, 100,000,000 shares authorized, 38,488,880 and 34,222,114 shares issued at December 31, 2006 and 2005; 37,405,680 and 34,200,114 shares outstanding at December 31, 2006 and 2005	38	34
Additional paid-in capital	153,997	96,417
Accumulated other comprehensive loss	(21)	(26)
Retained earnings (Accumulated deficit)	10,804	(15,879)
Treasury stock, at cost (1,083,200 and 22,000 shares at December 31, 2006 and 2005)	(25,525)	(495)

Total stockholders’ equity	139,293	80,051

Total liabilities and stockholders’ equity	$251,768	$183,685

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Total Revenues	$1,097,041	$834,824	$602,851

Costs of Services:
Interchange	804,267	611,736	438,738
Dues and assessments	40,334	31,491	23,348
Processing and servicing	118,342	87,668	70,232
Customer acquisition costs	35,451	28,025	18,908
Depreciation and amortization	6,042	5,685	3,912

Total costs of services	1,004,436	764,605	555,138
General and administrative	47,787	37,761	31,501

Total expenses	1,052,223	802,366	586,639

Income from operations	44,818	32,458	16,212

Other income (expense):
Interest income	1,225	477	80
Interest expense	(753)	(1,553)	(1,385)
Fair value adjustment for warrants with mandatory redemption provisions	—	(2,912)	(509)
Gain on settlement of financing arrangement	—	5,140	—
Other, net	(669)	198	833

Total other (expense) income	(197)	1,350	(981)

Income before income taxes	44,621	33,808	15,231
Provision for income taxes	16,077	14,715	6,376

Net income	28,544	19,093	8,855
Income allocated to Series A Senior Convertible Participating Preferred Stock	—	(4,728)	(4,263)

Net income attributable to Common Stock	$28,544	$14,365	$4,592

Net income	$28,544	$19,093	$8,855
Other comprehensive income, net of tax: Unrealized gains (losses) on investments	5	(16)	(13)

Comprehensive income	$28,549	$19,077	$8,842

Earnings per common share:
Basic	$0.78	$0.62	$0.28
Diluted	$0.71	$0.50	$0.26
Weighted average number of common shares outstanding:
Basic	36,394	23,069	16,408
Diluted	39,943	37,879	33,786

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Warrants	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance January 1, 2004	—	$—	16,019	$8	$1,001	$1,500	$3	$(43,827)	$—	$(41,315)
Reclassification of Series A Senior Convertible Participating Preferred Stock to Stockholders’ equity	7,619	8	—	—	43,393	—	—	—	—	43,401
Issuance of Common Stock—options exercised	—	—	554	—	1,584	—	—	—	—	1,584
Redemption of warrants issued in connection with Series A Senior Convertible Participating Preferred Stock	—	—	—	—	(3,750)	(1,500)	—	—	—	(5,250)
Repurchase of Common Stock	—	—	(135)	—	(1,231)	—	—	—	—	(1,231)
Deferred compensation on accelerated vesting of options	—	—	—	—	68	—	—	—	—	68
Accumulated other comprehensive loss	—	—	—	—	—	—	(13)	—	—	(13)
Net income for the year	—	—	—	—	—	—	—	8,855	—	8,855

Balance, December 31, 2004	7,619	$8	16,438	$8	$41,065	$—	$(10)	$(34,972)	$—	$6,099

Issuance of Common Stock—options exercised	—	—	1,523	2	9,178	—	—	—	—	9,180
Issuance of Common Stock on initial public offering	—	—	2,759	3	41,709	—	—	—	—	41,712
Accumulated other comprehensive income	—	—	—	—	—	—	(16)	—	—	(16)
Conversion of preferred stock	(7,619)	(8)	13,333	13	(5)	—	—	—	—	—
Two for one stock split	—	—	—	8	(8)	—	—	—	—	—
Repurchase of Common Stock	—	—	(22)	—	—	—	—	—	(495)	(495)
Exercise of warrants	—	—	169	—	4,478	—	—	—	—	4,478
Net income for the year	—	—	—	—	—	—	—	19,093	—	19,093

Balance, December 31, 2005	—	$—	34,200	$34	$96,417	$—	$(26)	$(15,879)	$(495)	$80,051

Issuance of Common Stock—options exercised	—	—	4,267	4	27,654	—	—	—	—	27,658
Excess tax benefit on stock options exercised under SFAS No. 123R	—	—	—	—	28,603	—	—	—	—	28,603
Repurchase of Common Stock	—	—	(1,061)	—	—	—	—	—	(25,030)	(25,030)
Share-based compensation under SFAS No. 123R	—	—	—	—	1,323	—	—	—	—	1,323
Accumulated other comprehensive income	—	—	—	—	—	—	5	—	—	5
Dividends on common stock	—	—	—	—	—	—	—	(1,861)	—	(1,861)
Net income for the period	—	—	—	—	—	—	—	28,544	—	28,544

Balance, December 31, 2006	—	$—	37,406	$38	$153,997	$—	$(21)	$10,804	$(25,525)	$139,293

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$28,544	$19,093	$8,855
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	35,823	24,636	18,811
Other depreciation and amortization	7,557	5,695	3,927
Deferred taxes	(351)	1,811	4,687
Share-based compensation	1,323	—	—
Loss on purchased software	1,500	—	—
Fair value adjustment for warrants with mandatory redemption provisions	—	2,912	509
Gain on settlement of financing arrangement	—	(5,140)	—
Other	254	33	68
Changes in operating assets and liabilities:
Increase in receivables	(12,389)	(29,431)	(19,391)
(Increase) decrease in inventory	(438)	104	147
Payment of signing bonuses, net	(33,743)	(21,788)	(20,137)
Increase in capitalized customer acquisition costs	(15,855)	(11,531)	(10,600)
(Increase) decrease in prepaid expenses	(59)	172	(1,796)
Decrease (increase) in current tax asset	10,978	(2,783)	1,181
Decrease in deposits and other assets	23	1	262
Excess tax benefits on options exercised under SFAS No. 123R	(28,603)	—	—
(Decrease) increase in due to sponsor bank	(7,277)	(10,623)	10,928
Increase (decrease) in accounts payable	1,325	(2,955)	5,478
Increase (decrease) in accrued expenses and other liabilities	1,958	2,116	(168)
Increase in merchant deposits and loss reserves	760	275	2,414
Payouts of accrued buyout liability	(10,664)	(13,481)	(2,213)
Increase in accrued buyout liability	15,483	14,920	11,263

Net cash (used in) provided by operating activities	(3,851)	(25,964)	14,225

Cash flows from investing activities
Purchase of investments	(2,158)	(1,544)	(120)
Maturities of investments	1,258	487	362
Increase in funds held for payroll customers	(5,972)	(163)	(3,962)
Increase in deposits held for payroll customers	6,357	1,192	3,702
Acquisition of business, net of cash acquired	(3,453)	—	—
Purchases of property and equipment	(13,960)	(12,337)	(9,115)
Proceeds from disposal of property and equipment	—	27	—

Net cash used in investing activities	(17,928)	(12,338)	(9,133)

Cash flows from financing activities
Principal payments on borrowings and financing arrangements	(261)	(7,520)	(2,869)
Proceeds from exercise of stock options	27,658	8,953	1,584
Excess tax benefits on options exercised under SFAS No. 123R	28,603	—	—
Repurchase of common stock	(25,030)	(495)	(1,231)
Dividends paid on common stock	(1,861)	—	—
Net proceeds from sale of common stock	—	41,712	—
Redemption of warrants issued in connection with debt financing	—	—	(1,055)
Redemption of warrants issued in connection with Series A Senior Convertible Participating Preferred Stock	—	—	(5,250)

Net cash provided by (used in) financing activities	29,109	42,650	(8,821)

Net increase (decrease) in cash and cash equivalents	7,330	4,348	(3,729)
Cash and cash equivalents at beginning of year	8,724	4,376	8,105

Cash and cash equivalents at end of year	$16,054	$8,724	$4,376

Supplemental cash flow information:
Cash paid during the year for:
Interest	$747	$1,581	$1,387
Income taxes	2,727	11,742	851
Supplemental schedule of non-cash activities:
Amortization of other assets	$71	$136	$255

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations

Basis of Financial Statement Presentation— The accompanying consolidated financial statements include those of Heartland Payment Systems, Inc. (the “Company”) and its wholly-owned subsidiaries, Heartland Payroll Company (“HPC”) and Debitek, Inc, (“Debitek”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation.

The officers and directors of the Company represent a majority of the outstanding shares, and so control the Company.

All outstanding common shares, average common shares, earnings per common share and conversion amounts related to stock options, warrants and Series A Senior Convertible Participating Preferred Stock for the years ended December 31, 2005 and 2004 have been adjusted retroactively to reflect a two-for-one stock split on July 26, 2005. On that date, the Company’s Board of Directors and stockholders also increased the number of authorized shares of common stock to 100,000,000 and the number of shares authorized under the 2000 Equity Incentive Plan to 11,000,000.

Certain amounts for prior periods have been reclassified to conform with current presentation. Prior period amounts presented reflect the change in classification of funds held for payroll customers from Cash and Cash Equivalents and Investments, to Funds Held for Payroll Customers on the consolidated balance sheets. Deposits held for payroll customers similarly have been reclassified from Accounts Payable to Deposits Held for Payroll Customers on the consolidated balance sheets. For the consolidated statements of cash flow, cash held for payroll customers has been reclassified from Cash and Cash Equivalents to Funds Held for Payroll Customers, and the increases and decreases in Funds Held for Payroll Customers and Deposits Held for Payroll Customers have been reclassified from cash flows from operating activities, to cash flows from investing activities. The amounts of cash held for payroll customers, which have been reclassified from Cash and Cash Equivalents to Funds Held for Payroll Customers at December 31, 2006, 2005 and 2004, were $15.0 million, $9.0 million and $8.9 million, respectively. The impact of this reclassification on the net increase in cash and cash equivalents reported on the consolidated statements of cash flow was a reduction of the net increase in cash and cash equivalents by $6.0 million in 2006, $0.2 million in 2005 and $4.0 million in 2004. On the consolidated income statement, interest income earned by HPC on these funds has been reclassified from Interest Income, to Total Revenues to reflect the nature of these revenues in the payroll segment. The amounts of interest income earned by HPC which were reclassified for 2006, 2005 and 2004 were $542,000, $247,000 and $102,000, respectively.

Business Description— The Company provides payment-processing services related to bank card transactions for merchants throughout the United States. In addition, the Company provides certain other merchant services, including the sale and rental of terminal equipment and the sale of terminal supplies. HPC provides payroll and related tax filing services throughout the United States. Debitek provides prepaid card and stored-value card solutions throughout the United States.

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include, among other things, the accrued buyout liability, capitalized customer acquisition costs, loss reserves, certain accounts payable and accrued expenses and certain tax assets and liabilities as well as the related valuation allowances, if any. Actual results could differ from those estimates. Interchange expense for 2006 included $2.0 million of expense recorded in the quarter ended March 31, 2006 for a change in estimate of the amount of on-line debit interchange expense the Company accrues. The change in estimate was based on new information which became available to the Company.

Concentrations— Until the Company completed its conversion to Passport, its internally developed back-end bank card processing system, in May 2006,the majority of the Company’s merchant processing activity had been processed by a single vendor. That vendor still remains the Company’s largest provider of third-party processing services. The Company believes that the vendor maintains appropriate backup systems and alternative arrangements to avoid a significant disruption of processing in the case of an unforeseen event.

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Substantially all of the Company’s revenue is derived from processing Visa and MasterCard bank card transactions. Because the Company is not a “member bank” as defined by Visa and MasterCard, in order to process these bank card transactions the Company has entered into a sponsorship agreement with a bank. The agreement with the bank sponsor requires, among other things, that the Company abide by the by-laws and regulations of the Visa and MasterCard networks and maintain a certificate of deposit with the bank sponsor. If the Company breaches the sponsorship agreement, the bank sponsor may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative bank sponsor. The Company is dependent on its bank sponsor, Visa and MasterCard for notification of any compliance breaches. As of December 31, 2006, the Company has not been notified of any such issues by its bank sponsor, Visa or MasterCard.

The Company processes for merchants throughout the United States. California represented 14.0% of the Company’s total bank card processing volume in December 2006. The next largest state represented 6.8%.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As described in Note 1, the Company reclassified cash held for payroll customers from Cash and Cash Equivalents, to Funds Held for Payroll Customers.

Receivables— Receivables are stated net of allowance for doubtful accounts. Historically, the Company has not experienced significant charge offs.

The Company carries receivables from its merchants resulting from the practice of advancing interchange fees to most of its merchants during the month and collecting those fees from merchants at the beginning of the following month. During each month, the Company’s sponsor bank advances interchange fees to most of the Company’s merchants thereby creating a payable to the sponsor bank. In August 2005, the Company began using its available cash to fund a portion of these advances. Advances to merchants are funded first with cash available for investment, then by incurring a payable to the Company’s sponsor bank when that cash has been expended. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees the Company collects from its merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment.

Receivables also include amounts resulting from the sale, installation, training and repair of cashless payment system hardware and software at Debitek. These receivables are mostly invoiced on terms of 30 days net from date of invoicing and are typically funded from working capital.

Investments and Funds Held for Payroll Customers—Investments, including Funds Held for Payroll Customers, consist primarily of fixed income bond funds, corporate and U.S. Government debt securities, certificates of deposit and cost basis equity securities. The Company classifies the majority of its investments, including Funds Held for Payroll Customers, as available-for-sale and records them at the fair value of the investments based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. Cost basis equity securities are recorded at cost and periodically evaluated for impairment. In the event of a sale, cost is determined on a specific identification basis.

Inventories—Inventories consist of point-of-sale terminal equipment held for sale to merchants and prepaid card and cashless payment systems hardware for sale to end users, resellers and distributors. Inventories are valued at the lower of cost or market price. Cost is arrived at using the first-in, first-out method. Market price is estimated based on current sales of equipment.

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

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of December 31, 2006 or 2005.

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

Long-Lived Assets—The Company evaluates the potential for impairment when changes in circumstances indicate that undiscounted cash flows estimated to be generated by the related assets are less than the carrying amount. Management believes that no such changes in circumstances or impairment have occurred as of December 31, 2006 or 2005.

Goodwill— The Company has recorded goodwill in connection with its January 1, 2006 acquisition of Debitek, Inc. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment on an annual basis and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of the reporting unit. The Company performs its annual goodwill impairment testing in the fourth quarter. Based on the Company’s evaluation, no impairment has occurred as of December 31, 2006. At December 31, 2006, goodwill in the amount of $1,676,000 was recorded on the Company’s Balance Sheet.

Merchant Deposits and Loss Reserves— Disputes between a cardholder and a merchant periodically arise due to the cardholder’s dissatisfaction with merchandise quality or the merchant’s service, and the disputes may not always be resolved in the merchant’s favor. In some of these cases, the transaction is “charged back” to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, the Company is liable for the full amount of the transaction. The Company may have partial recourse to the Relationship Manager originally soliciting the merchant contract, if the Relationship Manager is still receiving income from the merchant’s processing activities. Under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other (“FIN 45”), the Company’s obligation to stand ready to perform is minimal. The Company maintains deposits or the pledge of a letter of credit from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. The Company evaluates its ultimate risk and records an estimate of potential loss for chargebacks related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to recent bank card processing volume levels. The Company believes that the liability recorded as loss reserves approximates fair value.

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Buyout Liability— Relationship Managers and sales managers are paid residual commissions based on the gross margin generated by monthly merchant processing activity. The Company has the right, but is not obligated, to buy out some or all of these commissions, and intends to do so periodically. Such purchases of the commissions are at a fixed multiple of the last twelve months’ commissions. Because of the Company’s intent and ability to execute purchases of the residual commissions, and the mutual understanding between the Company and the Relationship Managers and sales managers, the Company has accounted for this deferred compensation arrangement pursuant to the substantive nature of the plan. The Company therefore records the amount that it would have to pay (the “settlement cost”) to buy out non-servicing related commissions in their entirety from vested Relationship Managers and sales managers, and an accrual, based on their progress towards vesting, for those unvested Relationship Managers and sales managers who are expected to vest in the future. As noted above, as the liability increases over the first year of a merchant contract, the Company also records for currently vested Relationship Managers and sales managers a related deferred acquisition cost asset. The accrued buyout liability associated with unvested Relationship Managers and sales managers is not included in the deferred acquisition cost asset since future services are required in order to vest. Subsequent changes in the settlement cost, due to account attrition, same-store sales growth and changes in gross margin, are included in the same income statement caption as customer acquisition cost amortization expense.

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

The classification of the accrued buyout liability between current and non-current liabilities on the consolidated balance sheets is based upon the Company’s estimate of the amount of the accrued buyout liability that it reasonably expects to pay over the next twelve months. This estimate is developed by calculating the cumulative annual average percentage that total historical buyout payments represent of the accrued buyout liability. That percentage is applied to the period-end accrued buyout liability to determine the current portion.

Financing Arrangements—Pursuant to EITF Issue 88-18, Sales of Future Revenues, the Company recognized the transfer of merchant contracts as financing arrangements included under Borrowings and Financing Arrangements, until such time as the conditions for recognizing the transfer as a sale were met. The interest rate on a financing arrangement is computed based on the expected cash flows resulting from the contract, reduced by an expected annual volume attrition rate of 15% on the underlying merchant contracts. Any significant differences between actual future payments and expected payments will result in a change to that interest rate, which are applied prospectively.

Revenues— Revenues are mainly comprised of gross processing revenue, payroll processing revenue and equipment-related income. Gross processing revenue primarily consists of discount fees and per-transaction and periodic (primarily monthly) fees from the processing of Visa and MasterCard bank card transactions for merchants. The Company passes through to its customers any changes in interchange or association fees. Gross processing revenue also includes American Express and Discover fees, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, and other miscellaneous revenue. Payroll processing revenue includes periodic and annual fees charged by HPC for payroll processing services, and interest earned through the investment of tax impound funds held for our customers. Revenue is recorded as bank card transactions are processed or payroll services are performed. Equipment-related income includes revenues from the sale, rental and deployment of bank card terminals, and from the sale of hardware, software and associated services for prepaid card and stored-value card payment systems. Revenues are recorded at the time of shipment, or the provision of service.

Other Income (Expense)— Other income (expense) consists of interest income on cash and investments, the interest cost on our borrowings, the gains or losses on the disposal of property and equipment and other non-operating income or expense items. In 2006, other income (expense) includes a $0.8 million gain from the proceeds received from a legal settlement and a $1.5 million charge for

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the write off of purchased software. In 2005, other income (expense) includes a $5.1 million gain on the settlement of a financing arrangement and $2.9 million in charges for adjustments to the fair value of previously outstanding warrants with mandatory redemption provisions. In 2004, other income (expense) includes a $1.0 million gain for the proceeds received from a legal settlement.

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

Stock Options— The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) on January 1, 2006. This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under the fair value method. Pursuant to SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The Company elected to adopt the modified-prospective-transition method, as provided by SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this transitional method, the Company is required to record compensation expense for all awards granted after the date of adoption using the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R and for the unvested portion of previously granted awards using the grant-date fair value estimated in accordance with the provisions of SFAS No. 123.

Additionally, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows (“SFAS No. 95”), to require the excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid, which is included within operating cash flows. Accordingly, cash provided by operating activities decreased and cash provided by financing activities increased by $28.6 million related to excess tax benefits from share-based awards. The excess tax benefits result from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options.

The application of SFAS No. 123R had the following effects on reported amounts relative to amounts that the Company would have reported using the intrinsic value method under APB No. 25 for the year ended December 31, 2006 (in thousands, except per share data):

	Year Ended December 31, 2006
	Following APB No. 25	After Effect of Adopting SFAS No. 123R
Income from operations	$46,141	$44,818
Income before income taxes	45,944	44,621
Net income	29,547	28,544
Earnings per common share:
Basic	$0.81	$0.78
Diluted	$0.74	$0.71
Net cash provided by operating
activities	$13,977	$(3,851)
Net cash provided by financing
activities	11,281	29,109

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the adoption of SFAS No. 123R, the Company accounted for its stock options using the intrinsic value method in which no compensation expense has been recognized for its share-based compensation plans because the options were granted at an exercise price greater than or equal to the estimated fair value at the grant date. The following table presents the effects on net income and basic and diluted net income per common share had the Company adopted the fair value method of accounting for share-based compensation under SFAS No. 123 for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	Year Ended December 31,
	2005	2004
Net income	$19,093	$8,855
Deduct: Total share-based employee compensation expense determined under fair value-based method, net of related tax expense	4,747	5,493

Pro forma net income	14,346	3,362
Less: Income allocated to Series A Senior Convertible Participating Preferred Stock	3,430	1,618

Pro forma net income attributable to common stock	$10,916	$1,744

Earnings per share:
As reported:
Basic	$0.62	$0.28
Diluted	$0.50	$0.26
Pro forma:
Basic	$0.47	$0.11
Diluted	$0.38	$0.10

Basic earnings per share for the years ended December 31, 2005 and 2004 was computed and presented under the two-class method and was based on the weighted average number of common shares outstanding and assumes an allocation of net income to the Series A Senior Convertible Participating Preferred Stock (the “Convertible Preferred”) for the period or portion of the period that the Convertible Preferred was outstanding. The Convertible Preferred automatically converted into 13,333,334 shares of the Company’s common stock upon the August 16, 2005 closing of the Company’s initial public offering.

Diluted earnings per share for the years ended December 31, 2005 and 2004 was computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options, warrants and conversion of Series A Senior Convertible Participating Preferred Stock, where dilutive. Weighted average shares outstanding and dilutive securities for the years ended December 31, 2005 and 2004 have been adjusted to reflect a two-for-one stock split on July 26, 2005.

New Accounting Pronouncements— The FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”), in June 2006. FIN No. 48 clarifies the accounting for the recognition and measurement of tax benefits associated with uncertain tax positions and defines criterion that an individual tax position must meet for any part of that position to be recognized or continue to be recognized in the financial statements. FIN No. 48 also adds disclosure requirements for the amounts of unrecognized tax benefits associated with uncertain tax positions. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has completed its initial evaluation of the impact of adopting FIN No. 48 on January 1, 2007 and estimates that a cumulative effect adjustment of approximately $0.5 million will be charged to Retained Earnings on that date to establish reserves for uncertain tax positions.

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

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”) to provide guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. SAB 108 requires a company to apply an approach that considers the amount by which the current year income statement is misstated (“rollover approach”) and an approach that considers the cumulative amount by which the current year balance sheet is misstated (“iron-curtain approach”). Prior to the issuance of SAB No. 108, many companies applied either the rollover or iron-curtain approach for purposes of assessing materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon adoption, SAB No. 108 allows a one-time cumulative effect adjustment against retained earnings for those prior year misstatements that were not material under a company’s prior approach, but that are deemed material under SAB No. 108. Adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption, and also elects to apply the provisions of Statement No. 157, Fair Value Measurements. The Company does not believe that the application of SFAS No. 159 will have a material effect on its consolidated financial position, results of operations or cash flows.

3.	Acquisition

Effective January 1, 2006, the Company acquired the stock of Debitek, Inc. (“Debitek”) for a gross cash payment of approximately $5.2 million. The Company acquired Debitek to obtain a proven platform and solutions provider in the prepaid and stored-value cards market, particularly with respect to small-dollar payment applications. This acquisition is not expected to have a material impact on earnings in the near term. Pro forma results of operations have not been presented because the effect of the acquisition was not material. The transaction was accounted for under the purchase method of accounting. Beginning January 1, 2006, Debitek’s results of operations were included in the Company’s results of operations.

The total purchase price was allocated as follows: $1.7 million to goodwill, $121,000 to intangible assets and $3.4 million to net tangible assets, including cash of $1.7 million. The entire amount of goodwill is expected to be deductible for income tax reporting.

4.	Receivables

A summary of receivables by major class is as follows at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In thousands)
Accounts receivable from merchants	$103,921	$91,288
Accounts receivable from others	3,384	2,536

	107,305	93,824
Less allowance for doubtful accounts	(151)	(68)

	$107,154	$93,756

Included in accounts receivable from others are $1,836 and $1,519 which are due from employees at December 31, 2006 and 2005, respectively.

5.	Funds Held for Payroll Customers and Investments

A summary of Funds Held for Payroll Customers and Investments, including the cost, gross unrealized gains (losses) and estimated fair value for investments held to maturity, investments available-for-sale, and cost basis equity securities by major security type and class of security were as follows at December 31, 2006 and 2005:

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2006
Funds Held for Payroll Customers:
Fixed income bond fund	$1,121	$—	$(25)	$1,096
Debt securities of the U.S. Government	249	—	(3)	246
Corporate Bonds	628	—	(5)	623

Total investments available-for-sale	1,998	—	(33)	1,965
Cash held for payroll customers	14,995	—	—	14,995

Total Funds Held for Payroll Customers	$16,993	$—	$(33)	$16,960

Investments:
Investments held to maturity - Certificates of deposit	$582	$—	$—	$582
Cost basis equity securities	500	—	—	500

Total investments	$1,082	$—	$—	$1,082

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2005
Funds Held for Payroll Customers:
Fixed income bond fund	$1,072	$—	$(24)	$1,048
Debt securities of the U.S. Government	240	—	(14)	226
Corporate debt securities	314	—	(8)	306

Total investments available-for-sale	1,626	—	(46)	1,580
Cash held for payroll customers	9,023	—	—	9,023

Total Funds Held for Payroll Customers	$10,649	$—	$(46)	$10,603

Investments:
Investments held to maturity - Certificates of deposit	$561	$—	$—	$561

Total investments	$561	$—	$—	$561

As of December 31, 2006, all unrealized losses in available-for-sale investments were the result of increases in interest rates. These available-for-sale investments are not considered other-than-temporarily impaired because the Company has the ability and intent to hold these investments for a period of time sufficient for a forecasted recovery in value, which may be upon maturity. The investment in equity securities carried at cost basis is an investment in a small private company for which it is impractical to determine fair value at December 31, 2006.

The maturity schedule of all available-for-sale and held to maturity investments along with amortized cost and estimated fair value as of December 31, 2006 is as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$1,794	$1,768
Due after one year through five years	786	779

	$2,580	$2,547

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Capitalized Customer Acquisition Costs, Net

A summary of the capitalized customer acquisition costs, net is as follows as of December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In thousands)
Capitalized signing bonuses	$76,037	$54,388
Less accumulated amortization	(33,524)	(22,727)

	42,513	31,661

Capitalized customer deferred acquisition costs	32,909	26,172
Less accumulated amortization	(18,717)	(14,903)

	14,192	11,269

	$56,705	$42,930

A summary of the activity in capitalized customer acquisition costs, net for the three years ended December 31, 2006, 2005 and 2004 was as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Balance at beginning of period	$42,930	$34,247	$22,321
Plus additions to:
Capitalized signing bonuses, net	33,743	21,788	20,137
Capitalized customer deferred acquisition costs	15,855	11,531	10,600

	49,598	33,319	30,737

Less amortization expense on:
Capitalized signing bonuses, net	(22,892)	(14,673)	(11,093)
Capitalized customer deferred acquisition costs	(12,931)	(9,963)	(7,718)

	(35,823)	(24,636)	(18,811)

Balance at end of period	$56,705	$42,930	$34,247

Net signing bonus adjustments from estimated amounts to actual were $1.1 million, $(2.6) million and $(1.4) million, respectively, for the three years ended December 31, 2006, 2005 and 2004. Net signing bonus adjustments are netted against additions in the table above.

Fully amortized signing bonuses of $12.1 million, $7.8 million and $7.2 million respectively, were written off during the three years ended December 31, 2006, 2005 and 2004.

The Company believes that no impairment has occurred as of December 31, 2006 and 2005.

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Property and Equipment, Net

A summary of property and equipment, net as of December 31, 2006 and 2005 is as follows:

	December 31,
	2006	2005
	(In thousands)
Computer hardware and software	$24,870	$20,229
Building	4,243	—
Leasehold improvements	3,595	3,626
Furniture, fixtures and equipment	2,322	1,841
Land	1,677	—

	36,707	25,696
Less accumulated depreciation	(13,572)	(8,085)

	$23,135	$17,611

Depreciation expense for the three years ended December 31, 2006, 2005 and 2004 was $7.6 million, $5.7 million and $3.7 million, respectively. In the year ended December 31, 2006, the Company recorded in Other Income (Expense) a $1.5 million write off of purchased software.

Included in property and equipment at December 31, 2006 and 2005 was $6.0 million and $3.0 million, respectively, representing the cost of assets not yet placed in service, including $4.2 million at December 31, 2006 for the cost of the Company’s new service center under construction. During the years ended December 31, 2006, 2005 and 2004, the amount of capitalized projects placed in service were $2.5 million, $2.6 million and $1.5 million, respectively.

8.	Borrowings and Financing Arrangements

The Company had no credit facilities in place, or borrowings outstanding, at December 31, 2006 and 2005 other than under the one remaining financing arrangement described below.

Financing Arrangements. At December 31, 2006, there was one remaining financing arrangement with an outstanding balance of $174,000 included in Borrowings and Financing Arrangements. This financing arrangement will be fully paid off in 2007.

On September 23, 2005, the Company reacquired the remaining 2,400 merchant contracts from Certegy Inc. for a cash payment of $3.0 million, fully extinguishing its obligations under a second financing arrangement. The outstanding balance of this financing arrangement at the time of extinguishment was $8.1 million, resulting in a pre-tax gain on the settlement of a financing arrangement in 2005 of $5.1 million.

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

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Merchant Deposits and Loss Reserves

The Company’s merchants have the liability for any charges properly reversed by the cardholder through a mechanism known as a chargeback. If the merchant is unable to pay this amount, the Company will be liable to the Visa and MasterCard associations for the reversed charges. Under FIN 45, the Company determined that the fair value of its obligation to stand ready to perform is minimal. The Company requires personal guarantees, merchant deposits and letters of credit from certain merchants to minimize its obligation. At December 31, 2006 and 2005, the Company held merchant deposits totaling $7.7 million and $7.0 million, respectively, and letters of credit totaling $380,000 and $519,000, respectively.

The Visa and MasterCard associations generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company’s transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company’s exposure to chargebacks is the last four months’ bank card processing volume on its portfolio, which was $15.1 billion and $12.0 billion for the four months ended December 31, 2006 and 2005, respectively. However, for the four months ended December 31, 2006 and 2005, the Company was presented with $8.4 million and $6.6 million, respectively, in chargebacks by issuing banks. In the years ended December 31, 2006 and 2005, the Company incurred merchant credit losses of $1.9 million and $1.2 million, respectively, on total dollar volume processed of $43.3 billion and $33.7 billion, respectively. These credit losses are included in processing and servicing costs in the Company’s consolidated statements of income.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company’s clients. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its consolidated balance sheets, amounting to $475,000 at December 31, 2006 and $485,000 at December 31, 2005. This reserve is determined by performing an analysis of the Company’s historical loss experience applied to current bank card processing volume and exposures.

A summary of the activity in the loss reserve for three years ended December 31, 2006, 2005 and 2004 was as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Beginning balance	$485	$468	$558
Additions to reserve	1,970	1,235	849
Charges against reserve (a)	(1,980)	(1,218)	(939)

Ending balance (b)	$475	$485	$468

(a)	Included in this amount are payroll segment losses for the years ended December 31, 2006 and 2005 of $39,000 and $12,000, respectively.

(b)	Included in the ending balance are payroll segment reserves of $7,000 and $17,000 as of December 31, 2006 and 2005, respectively.

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Accrued Buyout Liability

A summary of the accrued buyout liability is as follows as of December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In thousands)
Vested Relationship Managers and sales managers	$32,001	$27,228
Unvested Relationship Managers and sales managers	1,292	1,246

	33,293	28,474
Less current portion	(11,519)	(10,478)

Long-term portion of accrued buyout liability	$21,774	$17,996

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.2 million at December 31, 2006 and 2005.

A summary of the activity in the accrued buyout liability for the three years ended December 31, 2006, 2005 and 2004 is as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Beginning balance	$28,474	$27,035	$17,985
Increase in settlement obligation, net	15,539	14,920	11,263
Buyouts	(10,720)	(13,481)	(2,213)

Ending balance	$33,293	$28,474	$27,035

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

11. Stockholders’ Equity

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

Under these authorizations, the Company had repurchased 1,061,200 shares of its common stock during 2006 at a cost of $25.0 million, or $23.59 per share. Management intends to use these authorizations to repurchase shares opportunistically as a means of offsetting dilution from shares issued upon the exercise of options under employee benefit plans. Management has no obligation to repurchase shares under the authorization, and the specific timing and amount of the stock repurchase will vary based on market conditions, securities law limitations and other factors. The stock repurchase will be executed utilizing the Company’s cash resources including the proceeds of stock options exercises. As of December 31, 2006 we have authorization to purchase 938,800 additional shares of our common stock.

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends on Common Stock. On August 1, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.025 per share of common stock, which was paid on September 15, 2006 to stockholders of record as of August 25, 2006. On November 2, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.025 per share of common stock, which was paid on December 15, 2006 to stockholders of record as of November 24, 2006.

On February 12, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on March 15, 2007 to stockholders of record as of February 23, 2007.

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

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes

The provision for income taxes for the three years ended December 31, 2006, 2005 and 2004 consists of the following:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Current
Federal	$16,724	$10,552	$1,318
State	(222)	2,352	371
Deferred
Federal	(926)	1,470	3,859
State	501	341	828

Total provision for income taxes	$16,077	$14,715	$6,376

The differences in federal income taxes provided and the amounts determined by applying the federal statutory tax rate of 35% to income before income taxes for the three years ended December 31, 2006, 2005 and 2004 are:

	Year Ended December 31,
	2006		2005		2004
	%	Amount	%	Amount	%	Amount
		(In thousands)		(In thousands)		(In thousands)
U.S. federal income tax at statutory rate	35.00%	$15,617	35.00%	$11,833	35.00%	$5,331
U.S. state and local income taxes, net	1.57%	700	5.36%	1,812	5.12%	779
Warrants	—	—	3.01%	1,019	1.17%	178
Change in tax rate	(1.16)%	(518)	—	—	—	—
Nondeductible expenses	0.62%	278	0.15%	51	0.58%	88

Provision for income taxes	36.03%	$16,077	43.52%	$14,715	41.87%	$6,376

In connection with preparing its 2005 state income tax returns during the third quarter of 2006, the Company analyzed the approaches it applied for sourcing taxable income to individual states and benefited from revising its approaches to income sourcing in certain of those states. The Company revised state income sourcing approaches in the third quarter of 2006, and as a result realized reductions of its 2005 state income tax expense and its 2006 estimated effective annual state tax rates.

During 2006, the Company recorded current tax assets of $28.6 million reflecting excess tax benefits resulting from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options. The Company realized $10.8 million of that current tax asset as reductions of estimated income tax payments during 2006. The Company expects to realize the remaining current tax asset by recapturing taxes paid in 2005 and recovering the estimated tax payments it made during 2006. The Company classified the $28.6 million of excess tax benefits as a cash inflow from financing activities and a cash outflow from operating activities in its Consolidated Condensed Statement of Cash Flows for 2006 in accordance with SFAS No. 123R and SFAS No. 95, as amended.

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax asset was comprised of the following at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In thousands)
Deferred tax assets:
Merchant contract costs	$22,072	$21,488
Borrowings and financing arrangement	65	185
Loss reserve and accounts receivable allowance	234	235
SFAS No. 123R share-based compensation	310	—
Property and equipment	167	—
Loss on purchased software	561	—
Other	7	25

Deferred tax asset	23,416	21,933

Deferred tax liabilities:
Capitalized signing bonus	15,887	13,456
Software development	2,089	1,749
Property and equipment	—	1,432
Other	121	327

Deferred tax liability	18,097	16,964

Net deferred tax asset	5,319	4,969
Less current portion	(757)	(1,492)

Net deferred tax asset – non current portion	$4,562	$3,477

At December 31, 2006 and 2005, the Company has determined that no valuation allowance against the net deferred tax asset was required.

13. Stock Incentive Plan

As described below, the Company maintained two share-based plans for its employees. The Company adopted SFAS No. 123R on January 1, 2006 and began recognizing compensation expense in its income statement for its share-based plans. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock options using the intrinsic value method under APB No. 25 in which no compensation expense has been recognized for its share-based compensation plans. Amounts the Company recognized in its financial statements for the years ended December 31, 2006, 2005 and 2004 with respect to these share-based plans were as follows:

	Year Ended December 31,
	2006	2005	2004
Compensation expense recognized on share-based plans before income tax benefit	$1,323	$—	$—
Related income tax benefit recognized in the income statement	320	—	—
Cash received from stock option exercises	27,658	8,953	1,584
Excess tax benefit recorded for tax deductions resulting from the exercise of stock options	28,603	—	—
Tax benefit realized as reductions of estimated tax payments during the period	10,775	—	—

The Company estimates the grant date fair value of the stock options it issues using a Black-Scholes valuation model. The Company determines an expected volatility assumption by referencing the average volatility experienced by six of its public company peers. The Company used an average of a peer group because it does not have sufficient historical volatility data related to market trading of its own common stock. The Company estimates the expected life of a stock option based on the simplified method for “plain-vanilla” stock options as provided by the staff of the SEC in Staff Accounting Bulletin 107. The simplified method is used because, at this point, the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns. The Company’s dividend yield assumption is based on actual dividends expected to be paid over the expected life

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the stock option. The risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option. The weighted-average fair value of options granted during the years ended December 31, 2006, 2005 and 2004 were $9.25, $5.48 and $2.74, respectively. The fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was estimated at the grant date using the following weighted average assumptions:

	Year Ended December 31,
	2006	2005	2004
Expected volatility	41%	50%	50%
Expected life	2.5 to 3.75 years	3 years	1 to 3 years
Expected dividends	0.40%	0.00%	0.00%
Risk-free interest rate	4.79%	3.73%	2.31%

At December 31, 2006, there was a total of $1.9 million of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted average period of 2.1 years.

Amended and Restated 2000 Equity Incentive Plan. The maximum number of share awards which may be granted during the term of the Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan (the “2000 Equity Incentive Plan”) is 11,000,000, of which 212,178, 1,324,437 and 3,167,594 stock options were granted during 2006, 2005 and 2004, respectively. The majority of the stock options granted in 2005 and 2004 vested immediately; however, at December 31, 2006, 2005 and 2004 540,703, 772,225 and 755,474 options, respectively, were unvested and will vest over a period of one to four years. During 2004, the Company accelerated the vesting of 22,500 options as a part of a separation agreement. At December 31, 2006, there were 4,149,939 options outstanding under the 2000 Equity Incentive Plan, and 1,506,583 shares of the 11,000,000 authorized shares of common stock reserved for issuance under the 2000 Equity Incentive Plan remain available for grant.

The options were granted with terms of 5 to 10 years and an exercise price equal to or in excess of the estimated fair value at the date of the grant. At year-end 2003, two transactions, a sale of common stock by certain executives, senior managers, and former consultants to an institutional investor, and a redemption at their fair value of warrants held by BHC Interim Fund, L.P., occurred, each at a price of $6.25 per share. This value was used as the fair value for issuances in the first quarter of 2004. For the second quarter of 2004, given the Company’s decision to file a registration statement, newly issued options’ exercise prices were raised to $7.50 per share. On the date of the initial filing of a registration statement for the public offering of the Company’s stock, the exercise price was raised to $9.28 per share, reflecting a private company discount to the price that the underwriters estimated that the initial public offering could have been priced at, if the offering had occurred on that date. In the second quarter of 2005, the exercise prices on newly issued options was increased to $11.00 per share, reflecting expectations of a higher offering price for the initial public offering. Since the Company’s common stock began publicly trading on August 11, 2005, option issuances approved by the Board of Directors have been at exercise prices equal to the closing market price.

The total intrinsic value of stock options exercised under the 2000 Equity Incentive Plan during 2006 was $73.0 million.

2002 PEPShares Plan. In April 2002, the Company approved its 2002 PEPShares Plan, as amended (the “PEPShares Plan”). The maximum number of shares with respect to which the PEPShares Plan option awards could be granted during the term of the PEPShares Plan was 2,400,000, of which 282,152 and 618,968 options were granted in 2003 and 2004, respectively. The options were exercisable at a price per share equal to the estimated fair value at the date of the grant. The Administrator of the PEPShares Plan determined that no elections to defer compensation earned after December 31, 2004 would be permitted and no amounts were deferred and contributed to the PEPShares Plan from compensation earned after December 31, 2004. Therefore there were no grants

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in 2006 or 2005. The options were scheduled to become exercisable in a series of five equal annual installments of 20%, contingent on continued service with the Company; however, vesting of these options was automatically accelerated upon the completion of the Company’s initial public offering and 1,308,832 options were exercised by their holders in 2005. At December 31, 2006 there are 40,095 options outstanding under the Company’s 2002 PEPShares Plan

Share-Based Plan Activity. During 2006, employees exercised 4,264,526 options to acquire the Company’s common stock, generating $27.7 million of stockholders’ equity from the exercises and $28.6 million of stockholders’ equity related to tax deductions, which accrued to the Company as employees exercised non-qualified stock options and made disqualifying dispositions of shares acquired through the exercise of incentive stock options. Activity in the 2000 Equity Incentive Plan and PEPShares Plan during 2004, 2005 and 2006 was as follows:

	2000 Equity Incentive Plan		2002 PEPShares Plan
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Options Outstanding at January 1, 2004	4,650,098	$4.70	1,262,982	$5.48
Issued	3,167,594	$7.87	282,152	$7.72
Exercised	(552,520)	$2.85	(2,044)	$5.14
Forfeited/cancelled	(133,078)	$5.83	(4,960)	$5.14

Outstanding at December 31, 2004	7,132,094	$6.23	1,538,130	$5.89

Options exercisable at December 31, 2004	6,376,620	$6.11	686,380	$5.57

Issued	1,324,437	$14.61	—	$—
Exercised	(199,771)	$5.54	(1,308,832)	$5.87
Forfeited/cancelled	(137,831)	$6.75	(65,402)	$9.52

Outstanding at December 31, 2005	8,118,929	$7.60	163,896	$5.59

Options exercisable at December 31, 2005	7,346,704	$7.40	163,896	$5.59

Issued	212,178	$26.32	—	$—
Exercised	(4,148,339)	$6.55	(116,187)	$5.40
Forfeited/cancelled	(32,829)	$14.43	(7,614)	$5.00

Outstanding at December 31, 2006	4,149,939	$9.54	40,095	$6.25

Options exercisable at December 31, 2006	3,609,236	$8.66	40,095	$6.25

Stock options issued under the 2000 Equity Incentive Plan and the PEPShares Plan, which were outstanding at December 31, 2006, totaled 4,190,034 and had a weighted-average remaining contractual life of 5.7 years, a weighted average exercise price of $9.51, and total intrinsic value of $78.5 million. Stock options issued under the 2000 Equity Incentive Plan and the PEPShares Plan, which were exercisable at December 31, 2006, totaled 3,649,331 and had a weighted-average remaining contractual life of 5.8 years, a weighted average exercise price of $8.64, and total intrinsic value of $71.6 million. We have historically issued new shares to satisfy the exercise of options. Options outstanding and exercisable at December 31, 2006 are summarized by exercise price below:

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Outstanding Options			Exercisable Options
Exercise price per share	2000 Equity Incentive Plan	2002 PEPShares Plan	Total	2000 Equity Incentive Plan	2002 PEPShares Plan	Total
$3.00	209,026	—	209,026	209,026	—	209,026
$5.00	1,026,871	—	1,026,871	1,026,871	—	1,026,871
$6.25 to $7.50	912,846	40,095	952,941	832,096	40,095	872,191
$9.28	840,189	—	840,189	750,189	—	750,189
$9.80 to $11.00	582,056	—	582,056	424,056	—	424,056
$21.55 to $21.60	149,118	—	149,118	140,868	—	140,868
$24.22 to $28.29	429,833	—	429,833	226,130	—	226,130

	4,149,939	40,095	4,190,034	3,609,236	40,095	3,649,331

The table below summarizes options outstanding under the 2000 Equity Incentive Plan at December 31, 2006 by their weighted average remaining contractual term:

Exercise price per share	Options Outstanding	Average Remaining Contractual Term
$3.00	209,026	3.7 years
$5.00	1,026,871	5.6 years
$6.25 to $7.50	912,846	7.0 years
$9.28	840,189	7.6 years
$9.80 to $11.00	582,056	3.2 years
$21.55 to $21.60	149,118	4.0 years
$24.22 to $28.29	429,833	4.2 years

	4,149,939	5.7 years

14. Fair Value of Financial Instruments

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

15. Employee Benefit Plan

The Company offers a defined contribution plan to all employees. Company contributions are generally based upon fixed amounts of eligible compensation and the Company contributed approximately $425,000, $336,000 and $257,000 to the Plan for the years ended December 31, 2006, 2005 and 2004, respectively.

16. Commitments and Contingencies

Litigation—The Company is involved in certain legal proceedings and claims, which arise in the ordinary course of business. In the opinion of the Company, based on consultations with outside counsel, the results of any of these matters, individually and in the aggregate, are not expected to have a material effect on its results of operations, financial condition or cash flows.

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases—The Company leases various office spaces and certain equipment under operating leases with remaining terms ranging up to eight years. The majority of the office space lease agreements contain renewal options and generally require the Company to pay certain operating expenses.

Future minimum lease commitments under noncancelable leases as of December 31, 2006 are as follows:

Twelve Months Ended December 31,	(In thousands)
2007	$1,821
2008	1,333
2009	701
2010	631
2011	642
Thereafter	640

$5,768

Rent expense for leased property was $2.1 million, $1.4 million and $1.0 million, respectively, for the years ended December 31, 2006, 2005 and 2004.

Commitments—Certain officers of the Company have entered into an employee confidential information and non-competition agreement under which they are entitled to severance pay equal to their base salary and medical benefits for 12 months and a pro-rated bonus in the event they are terminated by the Company other than for cause. There were no payouts under these agreements in 2006.

The following table reflects the Company’s other significant contractual obligations as of December 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(in thousands)
Processing providers (a)	$20,576	$7,407	$9,313	$3,856	$—
Financing arrangement (expected payments, including interest)	174	174	—	—	—
Telecommunications providers	2,090	2,070	11	8	1
Office and equipment leases	5,768	1,821	2,034	1,273	640
Land, construction and equipment (b)	17,990	17,781	209	—	—

	$46,598	$29,253	$11,567	$5,137	$641

(a)	The Company has agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. These third-party processors include TSYS Acquiring Solutions, KeyBank, N.A., First Data Corporation, Chase Paymentech Solutions and Global Payments, Inc. Our agreements with third-party processors require the Company to submit a minimum monthly number of transactions or volume for processing. If the Company submits a number of transactions or volume that is lower than the minimum, it is required to pay them the fees that they would have received if the Company had submitted the required minimum number or volume of transactions.

(b)	These amounts relate to contractual commitments the Company has for developing land and constructing its new Service Center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as the Company progresses with the development of this site. Through December 31, 2006, the Company has spent approximately $5.9 million of cash on the new Service Center, including $1.7 million to acquire land, and over the next fifteen months it expects to spend approximately $21.1 million more on its development, including the contractual obligations in the above table. The Company is currently considering alternative credit facilities with several financial institutions for financing these development costs.

Contingencies— The Company collects and stores sensitive data about its merchant customers and bank cardholders. If the Company’s network security is breached or sensitive merchant or cardholder data is misappropriated, the Company could be exposed to assessments, fines or litigation costs.

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Related Party Transactions

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

In July 2003, Greenhill Capital Partners, L.P. and its affiliated investment funds and LLR Equity Partners, L.P. and its affiliated investment fund granted the Company’s Chief Executive Officer an irrevocable option to purchase up to an aggregate of 1,750,000 shares of the Company’s Common Stock at any time on or before July 31, 2006 at a purchase price of $7.14 per share. Various officers, directors, partners and members of Greenhill Capital Partners, L.P. and its affiliated investment funds and LLR Equity Partners, L.P. and its affiliated investment fund are members of the Company’s Board of Directors. On February 22, 2006, Mr. Carr exercised options to purchase 1,750,000 shares of our common stock from Greenhill Capital Partners and LLR Equity Partners. As a result of this transaction, a tax deduction of $26.4 million accrued to the Company and generated a current tax asset of $10.7 million and a credit to Additional Paid In Capital of $10.7 million during 2006.

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

On March 28, 2005, Carr Holdings, L.L.C., sold 40,000 shares of our common stock to Thomas M. Sheridan, the Company’s Chief Portfolio Officer, at a price of $9.28 per share. In addition, Carr Holdings, L.L.C. granted Mr. Sheridan an option to purchase an additional 40,000 shares of common stock at any time prior to the earlier of (i) March 31, 2006, if the Company had not consummated its initial public offering or (ii) six months and 15 days after the consummation of the Company’s initial public offering. On August 8, 2005, Mr. Sheridan exercised options to purchase 12,000 shares of the Company’s common stock from Carr Holdings, L.L.C. On February 22, 2006, the remaining options to purchase 28,000 shares of the Company’s common stock from Carr Holdings, L.L.C. were cancelled by mutual agreement between Mr. Sheridan and Carr Holdings, L.L.C. As consideration for the cancellation, Mr. Sheridan received a payment of $361,900 from Carr Holdings L.L.C. The amount of the consideration was determined by subtracting the $9.28 exercise price of the options from the closing price of the Company’s common stock on the New York Stock Exchange on the day before the date of this cancellation agreement, or $22.20, and multiplying the difference by 28,000 shares.

On May 3, 2005, Carr Holdings, L.L.C. sold 27,236 shares of the Company’s common stock to LLR Equity Partners, L.P. and 2,764 shares of its common stock to LLR Equity Partners Parallel, L.P., an affiliated investment fund of LLR Equity Partners, L.P., at a price of $9.80 per share.

18. Segments

The determination of the Company’s business segments is based on how the Company monitors and manages the performance of its operations. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has two reportable segments, as follows: (1) Card, which provides payment processing and related services for bank card transactions; and (2) Other. The Other segment includes Payroll, which provides payroll and related tax filing services, and PrepaidCard, which provides prepaid card and stored-value card solutions. Neither the Payroll operating segment nor the PrepaidCard operating segment meet the SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” defined thresholds for determining individually reportable segments. The PrepaidCard operating segment was acquired in the 2006 acquisition of Debitek. Goodwill and intangible assets resulting from the acquisition of Debitek are reported in the Other segment.

The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources and corporate services. At December 31, 2006, 2005 and 2004, 83%, 80% and 91% respectively, of the payroll segment’s total assets were funds that the Company holds as a fiduciary for payment to taxing authorities. Reconciling items include eliminations of intercompany investments and receivables.

A summary of the Company’s segments for the three years ended December 31, 2006, 2005 and 2004 are as follows:

	Card Segment	Other Segment	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Year Ended December 31, 2006
Total revenue	$1,084,290	$12,901	$—	$(150)	$1,097,041
Depreciation and amortization	6,697	341	519	—	7,557
Interest income	1,225	—	—	—	1,225
Interest expense	727	26	—	—	753
Net income (loss)	40,646	1,185	(13,287)	—	28,544
Total assets	234,210	25,869	—	(8,311)	251,768

Year Ended December 31, 2005
Total revenue	830,357	4,572	—	(105)	834,824
Depreciation and amortization	5,243	116	338	—	5,697
Interest income	477	—	—	—	477
Interest expense	1,553	—	—	—	1,553
Net income (loss)	27,508	753	(9,168)	—	19,093
Total assets	174,128	12,064	—	(2,507)	183,685

Year Ended December 31, 2004
Total revenue	599,218	3,720	—	(87)	602,851
Depreciation and amortization	3,739	115	58		3,912
Interest income	80	—	—		80
Interest expense	1,385	—	—		1,385
Net income (loss)	15,697	381	(7,223)		8,855
Total assets	126,328	10,057	—	(2,459)	133,926

19.	Earnings Per Share

The Company presents earnings per share data in accordance with SFAS No. 128, “Earnings Per Share,” as amended, (“SFAS 128”), which establishes the standards for the computation and presentation of basic and diluted earnings per share data. Under SFAS 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share but included in diluted earnings per share except in periods of net loss where inclusion would be anti-dilutive.

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Weighted average shares outstanding and dilutive securities for the years ended December 31, 2005 and 2004 have been adjusted to reflect a two-for-one stock split on July 26, 2005. The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share using the two-class method:

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share)
Basic:
Net income attributable to common shares	$28,544	$14,365	$4,592

Weighted average common stock outstanding	36,394	23,069	16,408

Earnings per share	$0.78	$0.62	$0.28

Diluted:
Net income attributable to common shares	$28,544	$14,365	$4,592
Plus: income allocated to Series A Senior Convertible Participating Preferred Stock	—	4,728	4,263

Net income	$28,544	$19,093	$8,855

Basic weighted average common stock outstanding	36,394	23,069	16,408
Effect of dilutive instruments:
Stock options	3,549	5,186	1,965
Warrants	—	105	175
Series A Senior Convertible Participating Preferred Stock	—	9,519	15,238

Diluted weighted average shares outstanding	39,943	37,879	33,786

Earnings per share	$0.71	$0.50	$0.26

20.	Quarterly Consolidated Results of Operations (Unaudited)

The Company’s unaudited quarterly results of operations for the years ended December 31, 2006 and 2005 were as follows:

	For the Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(In thousands, except per share)
Total revenues (a)	$236,919	$278,198	$293,930	$287,994
Costs of services	218,501	254,139	267,846	263,950
General and administrative expenses	12,009	11,781	11,699	12,298
Total expenses	230,510	265,920	279,545	276,248
Income from operations	6,409	12,278	14,385	11,746
Net income	4,388	7,445	10,139	6,572
Net income attributable to common stock	4,388	7,445	10,139	6,572
Diluted earnings per share	$0.11	$0.19	$0.25	$0.16

(a)	Reflects the change in classification of interest income earned by HPC on Funds Held for Payroll Customers from Interest Income, to Total Revenues. The amounts of interest income for the quarters ended March 31, June 30, September 30, and December 31, 2006 were $123,000, $139,000, $140,000 and $140,000, respectively.

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(In thousands, except per share)
Total revenues (b)	$169,917	$209,755	$228,153	$226,999
Costs of services	155,775	192,291	208,225	208,314
General and administrative expenses	8,989	9,290	10,169	9,313
Total expenses	164,764	201,581	218,394	217,627
Income from operations	5,153	8,174	9,759	9,372
Net income	2,694	4,381	6,536	5,482
Net income attributable to common stock	1,399	2,274	5,210	5,482
Diluted earnings per share	$0.08	$0.12	$0.17	$0.14

(b)	Reflects the change in classification of interest income earned by HPC on Funds Held for Payroll Customers from Interest Income, to Total Revenues. The amounts of interest income for the quarters ended March 31, June 30, September 30, and December 31, 2005 were $52,000, $64,000, $61,000 and $70,000, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Any system of internal control over financial reporting, however well designed and operated, may not prevent or detect all misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any control system is based, in part, upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of internal control systems, there is only reasonable assurance that the Company’s system of internal control over financial reporting will succeed in achieving its goals under all potential future conditions.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of December 31, 2006, management believes that the Company’s internal control over financial reporting is effective based on this assessment and those criteria. The Company’s independent registered public accounting firm has issued an attestation report on our assessment of the Company’s internal control over financial reporting, which is included in this report.

Changes in Internal Controls

During the quarter ended December 31, 2006, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be included in Item 10 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required to be included in Item 11 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be included in Item 12 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be included in Item 13 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be included in Item 14 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

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

10.28**	Heartland Payment Systems, Inc. Second Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.29	Merchant Portfolio Purchase Agreement dated September 22, 2005 between Heartland Payment Systems, Inc. and Certegy Payment Systems, Inc. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 (File No. 001-32594)).

10.30**	Letter Agreement dated February 22, 2006 between Robert O. Carr and Thomas Sheridan. (Incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).

10.31**	Option Agreement dated July 31, 2003 between Robert O. Carr and Greenhill Capital Partners, L.P. and its affiliated investment funds, and LLR Equity Partners, L.P. and its affiliated investment fund. (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 14, 2006 (File No. 001-32594)).

10.32**	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.33**	Letter Agreement dated May 8, 2006 between Heartland Payment Systems, Inc. and Michael C. Hammer concerning terms of employment. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.34**	Form of Employee Confidential Information and Noncompetition Agreement entered into by each of Robert O. Carr, Robert H.B. Baldwin, Jr., Brooks L. Terrell and Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.35**	Supplement No. I to Employee Confidential Information and Noncompetition Agreement by and between Robert H.B. Baldwin, Jr. and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.36**	Employee Confidential Information and Noncompetition Agreement entered into December 1, 2004 by and between Thomas M. Sheridan and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

*23.1	Consent of Deloitte & Touche LLP

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 9, 2007

HEARTLAND PAYMENT SYSTEMS, INC. (Registrant)

By:	/s/ Robert O. Carr
Robert O. Carr
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert H.B. Baldwin, Jr.
Robert H.B. Baldwin, Jr.
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2007.

SIGNATURE	TITLE

/s/ ROBERT O. CARR Robert O. Carr	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ ROBERT H.B. BALDWIN, JR. Robert H.B. Baldwin, Jr.	Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ SCOTT L. BOK Scott L. Bok	Director

/s/ MITCHELL L. HOLLIN Mitchell L. Hollin	Director

/s/ ROBERT H. NIEHAUS Robert H. Niehaus	Director

/s/ MARC J. OSTRO Marc J. Ostro	Director

/s/ JONATHAN PALMER Jonathan Palmer	Director

/s/ GEORGE F. RAYMOND George F. Raymond	Director

EXHIBIT INDEX

Exhibit Number	Description

2.2	Agreement and Plan of Merger dated September 29, 2000 by and among Heartland Payment Systems, Inc., Uhle and Associates, LLC, Martin J. Uhle, Mark K. Strippy and Steven B. Gamary. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.3

Agreement and Plan of Merger dated September 29, 2000 by and between Heartland Payment

Systems, Inc. and Triad LLC. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.4	Agreement and Plan of Merger dated as of December 28, 2000 by and between Heartland Payment Systems, Inc. and Heartland Payment Systems L.L.C. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.5	Agreement of Merger dated as of June 14, 2004 by and between Heartland Payment Systems, Inc. and Credit Card Software Systems, Inc. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

3.1	Amended and Restated Certificate of Incorporation of Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 3.3 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

3.2	Amended and Restated By-Laws of Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 3.4 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

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

10.28**	Heartland Payment Systems, Inc. Second Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.29	Merchant Portfolio Purchase Agreement dated September 22, 2005 between Heartland Payment Systems, Inc. and Certegy Payment Systems, Inc. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 (File No. 001-32594)).

10.30**	Letter Agreement dated February 22, 2006 between Robert O. Carr and Thomas Sheridan. (Incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).

10.31**	Option Agreement dated July 31, 2003 between Robert O. Carr and Greenhill Capital Partners, L.P. and its affiliated investment funds, and LLR Equity Partners, L.P. and its affiliated investment fund. (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 14, 2006 (File No. 001-32594)).

10.32**	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.33**	Letter Agreement dated May 8, 2006 between Heartland Payment Systems, Inc. and Michael C. Hammer concerning terms of employment. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.34**	Form of Employee Confidential Information and Noncompetition Agreement entered into by each of Robert O. Carr, Robert H.B. Baldwin, Jr., Brooks L. Terrell and Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.35**	Supplement No. I to Employee Confidential Information and Noncompetition Agreement by and between Robert H.B. Baldwin, Jr. and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.36**	Employee Confidential Information and Noncompetition Agreement entered into December 1, 2004 by and between Thomas M. Sheridan and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

*23.1	Consent of Deloitte & Touche LLP

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.