Form 10-Q
period 2007-03-31
HEARTLAND PAYMENT SYSTEMS INC
filed 2007-05-09
CIK 1144354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 2, 2007, there were 37,791,403 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$24,759	$16,054
Funds held for payroll customers	23,210	16,960
Receivables, net	111,796	107,154
Investments	1,087	1,082
Inventory	2,065	2,252
Prepaid expenses	2,203	2,030
Current tax asset	16,799	19,227
Current deferred tax assets, net	670	757

Total current assets	182,589	165,516
Capitalized customer acquisition costs, net	59,186	56,705
Deferred tax assets, net	4,912	4,562
Property and equipment, net	26,721	23,135
Goodwill and intangible assets	1,747	1,757
Deposits and other assets	52	93

Total assets	$275,207	$251,768

Liabilities and stockholders’ equity
Current liabilities:
Due to sponsor bank	$32,008	$27,253
Accounts payable	17,885	16,936
Deposits held for payroll customers	23,210	16,960
Current portion of accrued buyout liability	11,781	11,519
Merchant deposits and loss reserves	7,685	8,210
Accrued expenses and other liabilities	11,224	9,649
Current portion of borrowings and financing arrangements	97	174

Total current liabilities	103,890	90,701
Reserve for unrecognized tax benefits	789	—
Long-term portion of accrued buyout liability	22,667	21,774

Total liabilities	127,346	112,475

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity
Common Stock, $.001 par value, 100,000,000 shares authorized, 38,808,039 and 38,488,880 shares issued at March 31, 2007 and December 31, 2006; 37,699,839 and 37,405,680 shares outstanding at March 31, 2007 and December 31, 2006	38	38
Additional paid-in capital	158,722	153,997
Accumulated other comprehensive loss	(18)	(21)
Retained earnings	15,269	10,804
Treasury stock, at cost (1,108,200 and 1,083,200 shares at March 31, 2007 and December 31, 2006)	(26,150)	(25,525)

Total stockholders’ equity	147,861	139,293

Total liabilities and stockholders’ equity	$275,207	$251,768

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Total Revenues	$284,212	$236,919

Costs of Services:
Interchange	205,337	172,229
Dues and assessments	10,459	8,586
Processing and servicing	31,330	28,151
Customer acquisition costs	10,391	8,172
Depreciation and amortization	1,724	1,363

Total costs of services	259,241	218,501
General and administrative	14,299	12,009

Total expenses	273,540	230,510

Income from operations	10,672	6,409

Other income (expense):
Interest income	459	254
Interest expense	(112)	(120)
Other, net	(95)	814

Total other income (expense)	252	948

Income before income taxes	10,924	7,357
Provision for income taxes	4,072	2,969

Net income	$6,852	$4,388

Net income	$6,852	$4,388
Other comprehensive income, net of tax: Unrealized gains (losses) on investments	3	(3)

Comprehensive income	$6,855	$4,385

Earnings per common share:
Basic	$0.18	$0.12
Diluted	$0.17	$0.11

Weighted average number of common shares outstanding:
Basic	37,507	35,128
Diluted	39,971	39,817

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
Three Months Ended March 31, 2006:
Balance, January 1, 2006	34,200	$34	$96,417	$(26)	$(15,879)	$(495)	$80,051
Issuance of Common Stock— options exercised	2,402	2	15,150	—	—	—	15,152
Excess tax benefit on stock options exercised under SFAS No. 123R	—	—	14,517	—	—	—	14,517
Repurchase of Common Stock	(717)	—	—	—	—	(15,890)	(15,890)
Stock-based compensation under SFAS No. 123R	—	—	197	—	—	—	197
Accumulated other comprehensive loss	—	—	—	(3)	—	—	(3)
Net income for the period	—	—	—	—	4,388	—	4,388

Balance March 31, 2006	35,885	$36	$126,281	$(29)	$(11,491)	$(16,385)	$98,412

Three Months Ended March 31, 2007:
Balance, January 1, 2007	37,406	$38	$153,997	$(21)	$10,804	$(25,525)	$139,293

Cumulative effect for change in accounting principal – FIN No. 48	—	—	—	—	(513)	—	(513)
Issuance of Common Stock— options exercised	319	—	2,385	—	—	—	2,385
Excess tax benefit on stock options exercised under SFAS No. 123R	—	—	1,951	—	—	—	1,951
Repurchase of Common Stock	25	—	—	—	—	(625)	(625)
Stock-based compensation under SFAS No. 123R	—	—	389	—	—	—	389
Accumulated other comprehensive income	—	—	—	3	—	—	3
Dividends on Common Stock	—	—	—	—	(1,874)	—	(1,874)
Net income for the period	—	—	—	—	6,852	—	6,852

Balance March 31, 2007	37,700	$38	$158,722	$(18)	$15,269	$(26,150)	$147,861

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$6,852	$4,388
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of capitalized customer acquisition costs	10,062	8,013
Other depreciation and amortization	2,131	1,768
Stock-based compensation	389	232
Deferred taxes	(263)	1,223
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(4,643)	5,667
Decrease in inventory	188	247
Payment of signing bonuses, net	(9,488)	(7,091)
Increase in capitalized customer acquisition costs	(3,055)	(4,541)
(Increase) decrease in prepaid expenses	(173)	230
Decrease in current tax asset	4,380	609
Decrease in deposits and other assets	41	—
Excess tax benefits on options exercised under SFAS No. 123R	(1,951)	(14,517)
Increase in reserve for unrecognized tax benefits	276	—
Increase (decrease) in due to sponsor bank	4,755	(10,221)
Increase (decrease) in accounts payable	948	(892)
Increase in accrued expenses and other liabilities	1,574	2,099
(Decrease) increase in merchant deposits and loss reserves	(524)	1,640
Payouts of accrued buyout liability	(2,229)	(3,819)
Increase in accrued buyout liability	3,384	4,699

Net cash provided by (used in) operating activities	12,654	(10,266)

Cash flows from investing activities
Purchase of investments	(32)	(838)
Maturities of investments	13	322
Increase in funds held for payroll customers	(6,233)	(6,621)
Increase in deposits held for payroll customers	6,251	6,630
Acquisition of business, net of cash acquired	—	(3,452)
Purchases of property and equipment	(5,708)	(3,536)

Net cash used in investing activities	(5,709)	(7,495)

Cash flows from financing activities
Principal payments on borrowings and financing arrangements	(77)	(57)
Proceeds from exercise of stock options	2,385	15,152
Excess tax benefits on options exercised under SFAS No. 123R	1,951	14,517
Repurchase of common stock	(625)	(15,890)
Dividends paid on common stock	(1,874)	—

Net cash provided by financing activities	1,760	13,722

Net increase (decrease) in cash and cash equivalents	8,705	(4,039)
Cash and cash equivalents at beginning of year	16,054	8,724

Cash and cash equivalents at end of period	$24,759	$4,685

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$111	$143
Income taxes	(314)	1,099
Supplemental schedule of non-cash activities:
Amortization of other assets	$—	$24

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Operations

Basis of Financial Statement Presentation— The accompanying condensed consolidated financial statements include those of Heartland Payment Systems, Inc. (the “Company”) and its subsidiaries, Heartland Payroll Company (“HPC”) and Debitek, Inc. (“Debitek”). The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation. The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2007, its results of operations, its changes in stockholders’ equity and its cash flows for the three months ended March 31, 2007 and 2006. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the December 31, 2006 Annual Report on Form 10-K. The December 31, 2006 condensed consolidated balance sheet was derived from the audited 2006 consolidated financial statements.

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

Use of Estimates— The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include, among other things, the accrued buyout liability, capitalized customer acquisition costs, loss reserves, certain accounts payable and accrued expenses and certain tax assets and liabilities as well as the related valuation allowances. Actual results could differ from those estimates. Interchange expense for the three months ended March 31, 2006 included $2.0 million of expense for a change in estimate of the amount of on-line debit interchange expense the Company accrues. The change in estimate was based on new information which became available to the Company.

2. Summary of Significant Accounting Policies

Receivables— Receivables are stated net of allowance for doubtful accounts. Historically, the Company has not experienced significant charge offs.

The Company carries receivables from its merchants resulting from the practice of advancing interchange fees to most of its merchants during the month and collecting those fees from merchants at the beginning of the following month. The Company uses its available cash to fund a portion of the advances of interchange fees to its merchants, then when available cash has been expended, the Company directs its sponsor bank to make the advances, thus generating a payable to its sponsor bank. At March 31, 2007 and December 31, 2006, the Company used $40.7 million and $44.6 million, respectively, of its available cash to fund merchant advances. The amount due to the sponsor bank for funding advances was $32.0 million at March 31, 2007 and $27.3 million at December 31, 2006. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees the Company collects from its merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

Receivables also include amounts resulting from the sale, installation, training and repair of cashless payment system hardware and software at Debitek. These receivables are mostly invoiced on terms of 30 days net from date of invoicing and are typically funded from working capital.

Investments and Funds Held for Payroll Customers— Investments, including Funds Held for Payroll Customers, consist primarily of fixed income bond funds, corporate and U.S. Government debt securities, certificates of deposit and cost basis equity securities. The Company classifies the majority of its investments, including Funds Held for Payroll Customers, as available-for-sale and records them at the fair value of the investments based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. Cost basis equity securities are recorded at cost and periodically evaluated for impairment. In the event of a sale, cost is determined on a specific identification basis.

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

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of March 31, 2007 and December 31, 2006.

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

(unaudited)

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

Stock Options—The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (‘‘SFAS No. 123R’’) on January 1, 2006.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

Diluted earnings per share for the three months ended March 31, 2007 and 2006 were computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options, where dilutive.

New Accounting Pronouncements— The FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”), in June 2006. FIN No. 48 clarifies the accounting for the recognition and measurement of tax benefits associated with uncertain tax positions and defines criterion that an individual tax position must meet for any part of that position to be recognized or continue to be recognized in the financial statements. FIN No. 48 also adds disclosure requirements for the amounts of unrecognized tax benefits associated with uncertain tax positions. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has completed its initial evaluation of the impact of adopting FIN No. 48 on January 1, 2007 and recorded a cumulative effect adjustment of $513,000 to Retained Earnings to establish reserves for uncertain tax positions (see Note 8).

The FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), in September 2006. SFAS No. 157 establishes a single authoritative definition of fair value in generally accepted accounting principles (GAAP), sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS No. 157 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not believe that the application of SFAS No. 157 will have a material effect on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption, and also elects to apply the provisions of Statement No. 157, Fair Value Measurements. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.The Company does not believe that the application of SFAS No. 159 will have a material effect on its consolidated financial position, results of operations or cash flows.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

3. Receivables

A summary of receivables by major class was as follows at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(In thousands)
Accounts receivable from merchants	$108,483	$103,921
Accounts receivable from others	3,457	3,384

	111,940	107,305
Less allowance for doubtful accounts	(144)	(151)

Total receivables, net	$111,796	$107,154

Included in accounts receivable from others are $1,882,000 and $1,836,000 which are due from employees at March 31, 2007 and December 31, 2006, respectively.

4. Capitalized Customer Acquisition Costs, Net

A summary of the capitalized customer acquisition costs, net was as follows as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(In thousands)
Capitalized signing bonuses	$81,694	$76,037
Less accumulated amortization	(36,583)	(33,524)

	45,111	42,513

Capitalized customer deferred acquisition costs	33,101	32,909
Less accumulated amortization	(19,026)	(18,717)

	14,075	14,192

Capitalized Customer Acquisition Costs, Net	$59,186	$56,705

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

A summary of the activity in capitalized customer acquisition costs, net for the three month periods ended March 31, 2007 and 2006 was as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Balance at beginning of period	$56,705	$42,930
Plus additions to:
Capitalized signing bonuses, net	9,488	7,091
Capitalized customer deferred acquisition costs	3,055	4,541

	12,543	11,632

Less amortization expense on:
Capitalized signing bonuses, net	(6,890)	(4,867)
Capitalized customer deferred acquisition costs	(3,172)	(3,146)

	(10,062)	(8,013)

Balance at end of period	$59,186	$46,549

Net signing bonus adjustments from estimated amounts to actual were $(0.2) million and $0.2 million, respectively, for the three months ended March 31, 2007 and 2006. Net signing bonus adjustments are netted against additions in the table above.

Fully amortized signing bonuses of $4.9 million and $2.6 million respectively, were written off during the three month periods ended March 31, 2007 and 2006. In addition, fully amortized customer deferred acquisition costs of $2.9 million were written off during the three month period ended March 31, 2007.

The Company believes that no impairment has occurred as of March 31, 2007 and December 31, 2006.

5. Merchant Deposits and Loss Reserves

The Company’s merchants have the liability for any charges properly reversed by the cardholder through a mechanism known as a chargeback. If the merchant is unable to pay this amount, the Company will be liable to the Visa and MasterCard networks for the reversed charges. Under FIN 45, the Company determined that the fair value of its obligation to stand ready to perform is minimal. The Company requires personal guarantees, merchant deposits and letters of credit from certain merchants to minimize its obligation. As of March 31, 2007 and December 31, 2006, the Company held merchant deposits totaling $7.2 million and $7.7 million, and letters of credit totaling $228,500 and $380,000, respectively.

The Visa and MasterCard networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company’s transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company’s exposure to chargebacks is the last four months’ processing volume on its portfolio, which was $15.3 billion and $15.1 billion for the four months ended March 31, 2007 and December 31, 2006, respectively. However, for the four months ended March 31, 2007 and December 31, 2006, the Company was presented with $8.9 million and $8.4 million, respectively, in chargebacks by issuing banks. In the three months ended March 31, 2007 and the year ended December 31, 2006, the Company incurred merchant credit losses of $0.5 million and $1.9 million, respectively, on total dollar volume processed of $11.2 billion and $43.3 billion, respectively. These credit losses are included in processing and servicing costs in the Company’s consolidated statements of income.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company’s clients. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its consolidated balance sheets, amounting to $510,000 on March 31, 2007 and $475,000 on December 31, 2006. This reserve is determined by performing an analysis of the Company’s historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the three month periods ended March 31, 2007 and 2006 was as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Beginning balance	$475	$485
Additions to reserve	527	468
Charges against reserve	(492)	(468)

Ending balance	$510	$485

6. Accrued Buyout Liability

A summary of the accrued buyout liability was as follows as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(In thousands)
Vested Relationship Managers and sales managers	$33,245	$32,001
Unvested Relationship Managers and sales managers	1,203	1,292

	34,448	33,293
Less current portion	(11,781)	(11,519)

Long-term portion of accrued buyout liability	$22,667	$21,774

A summary of the activity in the accrued buyout liability for the three month periods ended March 31, 2007 and 2006 was as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Beginning balance	$33,293	$28,474
Increase in settlement obligation, net	3,384	4,699
Buyouts	(2,229)	(3,819)

Ending balance	$34,448	$29,354

The increase in settlement obligation is due to new merchant account signings, as well as same-store sales growth and changes in gross margin, partially offset by the impact of merchant attrition.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.2 million at March 31, 2007 and $0.2 million at December 31, 2006.

7. Stockholders’ Equity

Common Stock Repurchases. On January 13, 2006, the Company’s Board of Directors authorized management to repurchase up to the lesser of (a) 1,000,000 shares of the Company’s common stock or (b) $25,000,000 worth of its common stock in the open market. On August 1, 2006, the Company’s Board of Directors authorized management to repurchase up to an additional 1,000,000 shares of its common stock in the open market using the proceeds from the exercise of stock options. Under these authorizations, the Company had repurchased 1,061,200 shares of its common stock during 2006 at a cost of $25.0 million, or $23.59 per share, and an additional 25,000 shares during the three months ended March 31, 2007 at a cost of $0.6 million, or $25.02 per share.

On May 3, 2007, the Company’s Board of Directors eliminated the restriction in the August 1, 2006 repurchase authorization which required the Company to use only proceeds from the issuance of stock options for repurchases, and increased the total authorized number of shares to be repurchased to 2,000,000. The board of directors authorized management to purchase up to 1,000,000 shares at purchase prices within management’s discretion. Management intends to use these authorizations to repurchase shares opportunistically as a means of offsetting dilution from shares issued upon the exercise of options under employee benefit plans. Management has no obligation to repurchase shares under the authorization, and the specific timing and amount of the stock repurchase will vary based on market conditions, securities law limitations and other factors. The stock repurchase will be executed utilizing the Company’s cash resources including the proceeds of stock options exercises.

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

On February 12, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, which was paid on March 15, 2007 to stockholders of record as of February 23, 2007. On May 3, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on June 15, 2007 to stockholders of record as of May 25, 2007.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

8. Income Taxes

The provision for income taxes for the three month periods ended March 31, 2007 and 2006 consists of the following:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Current
Federal	$3,717	$1,384
State	349	362
Deferred
Federal	6	1,071
State	—	152

Total provision for income taxes	$4,072	$2,969

The differences in federal income taxes provided and the amounts determined by applying the federal statutory tax rate of 35% to income before income taxes for the three months ended March 31, 2007 and 2006 were:

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	%	Amount	%	Amount
		(In thousands)		(In thousands)
U.S. federal income tax at statutory rate	35.00%	$3,825	35.00%	$2,575
U.S. state and local income taxes, net	2.08%	227	4.51%	332
Nondeductible expenses	0.19%	20	0.58%	42
Other, net	—	—	0.27%	20

Provision for income taxes	37.27%	$4,072	40.36%	$2,969

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

The Company adopted FIN No. 48 on January 1, 2007 and as a result, recognized a $782,000 reserve for unrecognized tax benefits related to its uncertain tax positions as a liability on its balance sheet, increased deferred tax assets by $269,000 and recorded a cumulative effect adjustment to Retained Earnings of $513,000 on January 1, 2007.

The Company recognizes accrued interest payable related to uncertain tax positions in interest expense and recognizes penalties in general and administrative expense. During the three months ended March 31, 2007, the Company recognized $6,000 of interest expense on its uncertain tax positions. The Company does not expect to be assessed any penalties on its uncertain tax positions.

The Company has not recorded any unrecognized tax benefits that would be reasonably possible to significantly increase or decrease within 12 months of the reporting date. As of January 1, 2007, a total of $499,000 unrecognized tax benefits would, if recognized, impact the effective tax rate. The tax years ended December 31, 2003 through December 31, 2006 remain subject to examination by the Company’s major taxing jurisdictions.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

During the three months ended March 31, 2007 and 2006, the Company recorded current tax assets reflecting excess tax benefits of $2.0 million and $14.5 million, respectively, resulting from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options. For the twelve months ended December 31, 2006, the Company recorded excess tax benefits of $28.6 million. The Company realized $10.8 million of that current tax asset as reductions of estimated income tax payments during 2006. The Company expects to realize the remaining current tax asset by recapturing taxes paid in 2005 and recovering the estimated tax payments it made during 2006. The Company classified the $2.0 million and $14.5 million of excess tax benefits for the three months ended March 31, 2007 and 2006, respectively, as cash inflows from financing activities and cash outflows from operating activities in its Consolidated Condensed Statement of Cash Flows in accordance with SFAS No. 123R and SFAS No. 95, as amended.

The net deferred tax asset was comprised of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(In thousands)
Deferred tax assets:
Merchant contract costs	$23,072	$22,072
Borrowings and financing arrangement	35	65
Loss reserve and accounts receivable allowance	229	234
SFAS No. 123R share-based compensation	433	310
Property and equipment	426	167
Loss on purchased software	561	561
FIN No. 48 deferred tax asset	269	—
Other	—	7

Deferred tax asset	25,025	23,416

Deferred tax liabilities:
Capitalized signing bonus	16,938	15,887
Software development	2,339	2,089
Other	166	121

Deferred tax liability	19,443	18,097

Net deferred tax asset	5,582	5,319
Less current portion	(670)	(757)

Net deferred tax asset – non current portion	$4,912	$4,562

At March 31, 2007 and December 31, 2006, the Company has determined that no valuation allowance against the net deferred tax asset was required.

9. Commitments and Contingencies

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

Future minimum lease commitments under noncancelable leases as of March 31, 2007 were as follows:

Twelve Months Ended March 31,	(In thousands)
2008	$1,712
2009	1,208
2010	630
2011	634
2012	645
Thereafter	478

$5,307

Rent expense for leased property was $457,000 and $456,000, respectively, for the three months ended March 31, 2007 and 2006.

Contingencies— The Company collects and stores sensitive data about its merchant customers and bank cardholders. If the Company’s network security is breached or sensitive merchant or cardholder data is misappropriated, the Company could be exposed to assessments, fines or litigation costs.

10. Related Party Transactions

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

11. Segments

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

The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources and corporate services. Reconciling items represent elimination of inter-segment income and expense items, and are included to reconcile segment data to the consolidated financial statements. At March 31, 2007 and 2006, 67% and 66% respectively, of the Other segment’s total assets were funds that the Company holds as a fiduciary in its Payroll services activities for payment to taxing authorities. The Company only operates in the United States and does not have any major individual customers.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

A summary of the Company’s segments for the three month periods ended March 31, 2007 and 2006 was as follows:

	The Card Segment	Other Segments	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Three Months Ended March 31, 2007
Total revenues	$279,943	$4,331	$—	$(62)	$284,212
Depreciation and amortization	1,922	70	139	—	2,131
Interest income	459	—	—	—	459
Interest expense	112	—	—	—	112
Net income (loss)	10,083	579	(3,810)	—	6,852
Total assets	251,333	33,576	—	(9,702)	275,207

Three Months Ended March 31, 2006
Total revenues	233,423	3,537	—	(41)	236,919
Depreciation and amortization	1,560	85	123	—	1,768
Interest income	254	—	—	—	254
Interest expense	94	26	—	—	120
Net income (loss)	7,538	399	(3,549)	—	4,388
Total assets	186,388	24,686	—	(7,817)	203,257

12. Earnings Per Share

The Company presents earnings per share data in accordance with SFAS No. 128, ‘‘Earnings Per Share,’’ as amended, (‘‘SFAS No. 128’’), which establishes the standards for the computation and presentation of basic and diluted earnings per share data. Under SFAS No. 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share but included in diluted earnings per share. The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Basic:
Net income	$6,852	$4,388

Weighted average common stock outstanding	37,507	35,128

Earnings per share	$0.18	$0.12

Diluted:
Net income	$6,852	$4,388

Basic weighted average common stock outstanding	37,507	35,128
Effect of dilutive instruments:
Stock options	2,464	4,689

Diluted weighted average shares outstanding	39,971	39,817

Earnings per share	$0.17	$0.11

PART I FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to condensed consolidated financial statements included elsewhere in this report, and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the risk factors contained in our annual report on Form 10-K for the year ended December 31, 2006.

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

Overview

General

Our primary business is providing bank card-based payment processing services to merchants in the United States. As of March 31, 2007, we provided our payment processing services to approximately 139,150 active bank card merchants located across the United States. This represents increases of 4.5% and 19.5%, respectively, over the 133,200 active bank card merchants at December 31, 2006 and the 116,400 active bank card merchants at March 31, 2006. Our bank card processing volume for the three months ended March 31, 2007 was $11.2 billion, a 21.0% increase from the $9.2 billion processed during the three months ended March 31, 2006.

We also provide payroll processing services throughout the United States. At March 31, 2007 we processed payroll for 5,046 customers, increases of 19.7% and 66.4%, respectively, from 4,216 payroll customers at December 31, 2006 and 3,032 payroll customers at March 31, 2006. Our total merchants, which we define as bank card processing merchants plus payroll customers, increased to 144,196 at March 31, 2007. This represents increases of 4.9% and 20.7%, respectively, over the 137,416 total merchants at December 31, 2006 and 119,432 total merchants at March 31, 2006.

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

During the three months ended March 31, 2007 and 2006, we processed approximately 71% and 59%, respectively, of our transactions through HPS Exchange. At March 31, 2007, we were processing approximately 135,900 of our active bank card merchants on Passport, compared to 57,700 at March 31, 2006. We completed converting substantially all of our bank card merchants to Passport during the second quarter of 2006. This conversion has decreased our operating costs per transaction. With our conversion to Passport, our internally developed systems are providing substantially all aspects of most of our merchants’ processing needs. Previously, we relied on third party vendors for many of these services including bank card authorization and data capture services, settlement and merchant accounting services. We will continue to process a minority of our transactions through third party systems.

Our revenue is recurring in nature, as we typically enter into three-year service contracts with our card processing merchants that, in order to qualify for the agreed-upon pricing, require the merchant to achieve bank card processing volume minimums. Most of our revenue is payment processing fees, which are a combination of a fee equal to a percentage of the dollar amount of each Visa or MasterCard transaction we process plus a flat fee per transaction. We make mandatory payments of interchange fees to card-issuing banks through Visa and MasterCard and dues and assessment fees to Visa and MasterCard. Our business volume, and consequently gross processing revenue, is largely driven by the cumulative growth in the number of merchants with whom we have processing contracts. This in turn is the result of the number of merchants that we install during a period, offset by the number of merchants who cease processing with us during that period. We also generally benefit from consumers’ increasing use of bank cards in place of cash and checks, and sales growth experienced by our retained bank card merchants.

Significant increases in our sales force have led to significant growth in the number of total merchants for whom we process. Our sales managers are compensated based on their success in growing the sales force and increasing the total merchant base in their regions. Our sales force grew from 1,010 at December 31, 2005 and 1,379 at December 31, 2006, to 1,480 at March 31, 2007. The number of total merchants installed during the three months ended March 31, 2007 grew by approximately 15.7% to 14,577 new total merchants installed, compared to 12,602 new total merchants installed during the three months ended March 31, 2006. In order to continue to increase our gross processing revenue, we intend to increase both the size and productivity of our sales force. As a result of our commission-only compensation system for our sales force, we are able to increase the size of our sales force with minimal upfront costs. However, since we pay signing bonuses and commissions approximating 92% of the gross margin generated by a merchant in its first year, growth in merchant accounts consumes significant capital, as it typically takes approximately one year’s processing to cover the outlays for signing bonuses, commissions and payroll taxes.

Same store sales growth, which represents the change in bank card processing volume for all bank card merchants that were processing with us in the same month a year earlier, was 3.4% in the three months ended March 31, 2007, down from growth of 7.1% on average in the three months ended March 31, 2006. Same store sales growth results from the combination of the increasing use by consumers of bank cards for the purchase of goods and services at the point of sale, and sales growth experienced by our retained bank card merchants. The following table compares our same store sales growth by quarter during 2006 and 2007 and for the 2006 and 2005 full years:

Same Store Sales Growth
2005 full year	7.5%
2006 full year	4.2%

2006 first quarter	7.1%
2006 second quarter	4.8%
2006 third quarter	3.5%
2006 fourth quarter	2.2%

2007 first quarter	3.4%

We attribute the 2007 and 2006 quarterly declines from the same store sales growth percentages that we experienced early in 2006 and during 2005 to a slowdown in the growth rate of retail sales, which was likely a result of the impact of rising energy costs and interest rates on the economy.

First Quarter of 2007 Financial Results

For the three months ended March 31, 2007, we recorded net income of $6.9 million, or $0.17 per diluted share, increases of 56.2% and 54.5%, respectively, from $4.4 million, or $0.11 per diluted share, in the three months ended March 31, 2006. The increase was primarily driven by revenues added by strong growth in our transaction processing volume and efficiencies realized in processing and servicing costs. The following is a summary of our financial results for the three months ended March 31, 2007:

•	At March 31, 2007 the number of active bank card merchants we service was 139,150, compared to 133,200 at December 31, 2006 and 116,400 at March 31, 2006.

•	Bank card processing volume during the three months ended March 31, 2007 increased 21.0% to $11.2 billion from $9.2 billion during the three months ended March 31, 2006.

•

Net revenue, which we define as total revenues less interchange fees and dues and assessments, increased 21.9% to $68.4 million during the three months ended March 31, 2007 from $56.1 million during the three months ended March 31, 2006. The increase in net revenue was driven by the increases in active merchants and processing volume.

•

Our income from operations, which we also refer to as operating income, grew to $10.7 million for the three months ended March 31, 2007 from $6.4 million for the three months ended March 31, 2006. Our operating margin, which is measured as operating income divided by net revenue, was 15.6% for the three months ended March 31, 2007, compared to 11.4% for the three months ended March 31, 2006. Our operating income and operating margin for the three months ended March 31, 2006 was unfavorably impacted by the $2.0 million recorded for the change in estimate of debit interchange expense discussed below; excluding that amount, our operating margin would have been 14.5% for the three months ended March 31, 2006.

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

Expenses. Our most significant expense is interchange fees, which are set by the Visa and MasterCard card networks, and are paid to the card issuing banks. Interchange fees are calculated as a percentage of the dollar volume processed plus a per transaction fee. We also pay Visa and MasterCard network dues and assessments, which are calculated as a percentage of the dollar volume processed. Interchange fees and dues and assessments are recognized at the time transactions are processed. It is our policy to pass along to our merchants any changes in interchange fees and card network dues and assessments. Since the card networks regularly adjust those rates, our gross processing revenue will increase or decrease, but all the impact will be paid to the card issuing banks and our income from operations will not be affected.

Costs of services also include processing and servicing costs, customer acquisition costs, and depreciation and amortization. Processing and servicing costs include:

•

processing costs, which are either paid to third parties, or represent the cost of our own authorization/capture and accounting/settlement systems. During the three months ended March 31, 2007, third party costs represented about 68% of our processing costs, compared to 74% during 2006 and 75% during 2005, with internal costs representing the remainder;

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

Customer acquisition costs reflect the amortization over the initial three-year contract term of the cash signing bonus paid and the deferred acquisition costs for vested Relationship Managers and sales managers, as well as changes in the accrued buyout liability (see “— Critical Accounting Estimates — Accrued Buyout Liability”).

Depreciation and amortization expenses are primarily recognized on a straight-line basis over the estimated useful life of the asset. We have made significant capital expenditures for computer hardware and software and such costs are generally depreciated over three to five years.

General and administrative expenses include salaries and wages, including expenses recorded for share-based compensation under SFAS No. 123R, and other administrative expenses. The two most significant elements in these expenses are our information technology infrastructure costs and our marketing expenses.

Other income (expense) consists of interest income on cash and investments, the interest cost on our borrowings, the gains or losses on the disposal of property, plant and equipment and other non-recurring income or expense items. Other income (expense) also includes a gain of $0.8 million from the proceeds received from a legal settlement in the three months ended March 31, 2006.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements are unaudited. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at March 31, 2007, our results of operations, our changes in stockholders’ equity and our cash flows for the three months ended March 31, 2007 and 2006. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2007. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in note 2 to our consolidated financial statements included elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2006. The critical accounting estimates described here are those that are most important to the depiction of our financial condition and results of operations, including those whose application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain. The line items on our income statement and balance sheet which are impacted by management’s estimates are described below.

Revenue

Historically, we have paid 70% to 75% of our gross processing revenue as interchange fees to the card issuing banks. Certain of our competitors report their revenue net of interchange fees. This is because the issuing banks make their payments to these competitors net of those interchange fees, and these acquirers pay this reduced amount to their merchants. We do not offset gross processing revenue and interchange fees because our business practice is to advance the interchange fees to most of our merchants when settling their transactions (thus paying the full amount of the transaction to the merchant), and then to collect our full discount fees from our merchants on the first business day of the next month. We believe this policy aids in new business generation, as our merchants benefit from bookkeeping simplicity. However, it results in our carrying a large receivable from our merchants at each period-end, and because a portion of the advances are made by our sponsor bank, a corresponding but smaller payable to our sponsor bank, both of which are settled on the first business day after the period-end. As we are at risk for the receivables, we record the associated revenues on a gross processing revenue basis in our income statements.

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

The amount of the up-front signing bonus paid is based on the estimated gross margin (calculated by deducting interchange fees, dues and assessments and all costs incurred in underwriting, processing and servicing an account from gross processing revenue) for the first year of the merchant contract. The gross signing bonuses paid during the three months ended March 31, 2007 and 2006 were $9.7 million and $7.1 million, respectively, and for the year ended December 31, 2006 were $32.6 million. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The net signing bonus adjustments made during the three months ended March 31, 2007 and 2006 were $(0.2) million and $0.2 million, respectively, and for the year ended December 31, 2006 were $1.1 million. Negative signing bonus adjustments result from the prior overpayment of signing bonuses, which are recovered from the relevant salesperson. The amount of signing bonuses paid which remained subject to adjustment at March 31, 2007 and December 31, 2006 was $35.2 million and $32.6 million, respectively. The deferred acquisition cost is accrued over the first year of merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss for the three months ended March 31, 2007 and the year ended December 31, 2006.

Accrued Buyout Liability

We pay our salespersons residual commissions based on the gross margin generated from the monthly processing activity of merchants signed by them. We refer to these residual commissions as the ‘‘owned’’ portion of such commissions, or ‘‘portfolio equity.’’ The salesperson has no obligation to perform additional services for the merchant for so long as the merchant continues processing with us. We accrue the buyout liability, which represents the estimated current settlement cost of buying out all vested and expected-to-vest salespersons for the owned portion of such commissions. We also record a deferred acquisition cost asset related to those buyouts, and amortize that asset as an expense over the initial 3-year contract term.

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

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.2 million at March 31, 2007 and December 31, 2006.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 to 2  1/2 years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During the three months ended March 31, 2007 and 2006 we made buyout payments of approximately $2.2 million and $3.8 million, respectively, and during the 2006 full year, we made buyout payments of approximately $10.7 million. We expect to make significant buyout payments in the future, subject to cash availability, as such buyouts reduce the monthly payments we will have to make to our salespersons for such merchants in the future.

Chargebacks, Reject Losses and Merchant Deposits

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder’s dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is ‘‘charged back’’ to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. If the Relationship Manager who installed the merchant is still employed by us, that Relationship Manager bears a portion of this loss through a reduction in our payment of residual commissions or signing bonuses to such Relationship Manager. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At March 31, 2007 and December 31, 2006, we held merchant deposits totaling $7.2 million, and $7.7 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent processing volume. At March 31, 2007 and December 31, 2006, our loss reserve totaled $510,000 and $475,000 respectively. Aggregate merchant losses, including losses charged to operations and the loss reserve, were $476,000 and $460,000 for the three months ended March 31, 2007 and 2006, respectively, and were $1.9 million for the year ended December 31, 2006.

Stock Options

We adopted SFAS No. 123 (revised 2004), Share-Based Payment (‘‘SFAS No. 123R’’) on January 1, 2006. This statement requires companies to expense employee share-based payments under the fair value method. Pursuant to SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. We elected to adopt the modified-prospective-transition method, as provided by SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this transitional method, the Company is required to record compensation expense for all awards granted after the date of adoption using grant-date fair value estimated in accordance with the provisions of SFAS No. 123R and for the unvested portion of previously granted awards using the grant-date fair value estimated in accordance with the provisions of SFAS No. 123.

We estimate the grant date fair value of the stock options we issue using a Black-Scholes valuation model. We determine an expected volatility assumption by referencing the average volatility experienced by six of our public company peers. We used an average of a peer group because we do not have sufficient historical volatility data related to market trading of our own common stock. We estimate the expected life of a stock option based on the simplified method for “plain-vanilla” stock options as provided by the staff of the SEC in Staff Accounting Bulletin 107. The simplified method is used because, at this point, we do not have sufficient historical information to develop reasonable expectations about future exercise patterns. Our dividend yield assumption is based on actual dividends expected to be paid over the expected life of the stock option. Our risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option. The weighted-average fair value of options we granted during 2007, 2006 and 2005 were $7.73, $9.25 and $5.48, respectively. The fair value of options granted during 2007, 2006 and 2005 was estimated at the grant date using the following weighted average assumptions:

	2007	2006	2005
Expected volatility	32%	41%	50%
Expected life	3.75 years	2.5 to 3.75 years	3 years
Dividends	0.64%	0.40%	0.00%
Risk-free interest rate	4.70%	4.79%	3.73%

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

The Company adopted FIN No. 48 on January 1, 2007 and as a result, recognized a $782,000 reserve for unrecognized tax benefits related to its uncertain tax positions as a liability on its balance sheet, increased deferred tax assets by $269,000 and recorded a cumulative effect adjustment to Retained Earnings of $513,000 on January 1, 2007.

The Company has not recorded any unrecognized tax benefits that would be reasonably possible to significantly increase or decrease within 12 months of the reporting date. As of January 1, 2007, a total of $499,000 unrecognized tax benefit would, if recognized, impact the effective tax rate.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Three Months Ended March 31, 2007	% of Total Revenue	Three Months Ended March 31, 2006	% of Total Revenue	Change
					Amount	%
Total Revenues	$284,212	100.0%	$236,919	100.0%	$47,293	20.0%
Costs of Services:
Interchange	205,337	72.2%	172,229	72.7%	33,108	19.2%
Dues and assessments	10,459	3.7%	8,586	3.6%	1,873	21.8%
Processing and servicing	31,330	11.0%	28,151	11.9%	3,179	11.3%
Customer acquisition costs	10,391	3.7%	8,172	3.4%	2,219	27.2%
Depreciation and amortization	1,724	0.6%	1,363	0.6%	361	26.5%

Total costs of services	259,241	91.2%	218,501	92.2%	40,740	18.6%
General and administrative	14,299	5.0%	12,009	5.1%	2,290	19.1%

Total expenses	273,540	96.2%	230,510	97.3%	43,030	18.7%

Income from operations	10,672	3.8%	6,409	2.7%	4,263	66.5%

Other income (expense):
Interest income	459	0.2%	254	0.1%	205	80.7%
Interest expense	(112)	—	(120)	(0.1)%	8	6.7%
Other, net	(95)	—	814	0.3%	(909)	(111.7)%

Total other income (expense)	252	0.1%	948	0.4%	(696)	(73.4)%

Income before income taxes	10,924	3.8%	7,357	3.1%	3,567	48.5%
Provision for income taxes	4,072	1.4%	2,969	1.3%	1,103	37.2%

Net income	$6,852	2.4%	$4,388	1.9%	$2,464	56.2%

Total Revenues. Total revenues increased by 20.0%, from $236.9 million in the three months ended March 31, 2006 to $284.2 million in the three months ended March 31, 2007, primarily as a result of a $46.5 million, or 20.2%, increase in our bank card processing revenues. The breakout of our total revenues for the three months ended March 31, 2007 and 2006 was as follows (in thousands of dollars):

	Three Months Ended March 31,		Change from Prior Year
	2007	2006	Amount	%
Bank card processing revenues, gross	$276,688	$230,193	$46,495	20.2%
Payroll processing revenues	2,787	1,682	1,105	65.7%
Equipment-related income	4,737	5,044	(307)	(6.1)%

Total Revenues	$284,212	$236,919	$47,293	20.0%

The increase in our gross bank card processing revenues from $230.2 million in the three months ended March 31, 2006 to $276.7 million in the three months ended March 31, 2007 was primarily due to higher bank card processing volume. Our bank card processing volume for the three months ended March 31, 2007 increased 21.0% to $11.2 billion, compared to $9.2 billion for the three months ended March 31, 2006. The increase in bank card processing volume was primarily attributable to a net increase in bank card merchant accounts, with the number of bank card merchant accounts growing by approximately 19.5% from 116,400 as of March 31, 2006 to 139,150 as of March 31, 2007. The increase in new bank card merchant accounts during this period was primarily the result of the growth in our sales force, combined with improved production from our existing sales force as previous additions to the sales force gain experience and seasoning.

Payroll processing revenues increased by 65.7%, from $1.7 million in the three months ended March 31, 2006 to $2.8 million in the three months ended March 31, 2007, primarily due to the 66.4% increase in the number of payroll processing customers from 3,032 at March 31, 2006 to 5,046 at March 31, 2007. Payroll processing revenues include processing fees and the interest income we earn on funds held for customers. Payroll processing fees increased by 58% from $1.6 million in the three months ended March 31, 2006 to $2.6 million in the three months ended March 31, 2007 and interest income earned on funds held for customers increased by 72% from $123,000 in the three months ended March 31, 2006 to $212,000 in the three months ended March 31, 2007.

Equipment-related income declined by 6.1%, from $5.0 million in the three months ended March 31, 2006 to $4.7 million in the three months ended March 31, 2007, primarily due to a decline of $237,000 in revenues from prepaid card and stored-value card systems at our Debitek, Inc. subsidiary.

Costs of services. Costs of services increased 18.6% from $218.5 million in the three months ended March 31, 2006 to $259.2 million in the three months ended March 31, 2007, due primarily to an increase in interchange fees. Costs of services represented 91.2% of total revenues in the three months ended March 31, 2007 and 92.2% the three months ended March 31, 2006.

Interchange fees increased 19.2% from $172.2 million in the three months ended March 31, 2006 to $205.3 million in the three months ended March 31, 2007, and represented 72.2% of total revenues in the three months ended March 31, 2007 and 72.7% the three months ended March 31, 2006. The increase was primarily due to higher bank card processing volume in the current year. Interchange expense for the three months ended March 31, 2006 included a $2.0 million charge reflecting a first quarter of 2006 change in our estimate of the amount of on-line debit interchange expense we accrue. The change in estimate was based on new information which became available to us.

Dues and assessments increased 21.8% from $8.6 million in the three months ended March 31, 2006 to $10.5 million in the three months ended March 31, 2007, also as the result of increased bank card processing volume. As a percentage of total revenues, dues and assessments increased from 3.6% in the three months ended March 31, 2006 to 3.7% in the three months ended March 31, 2007.

Net revenue, which we define as total revenues less interchange fees and dues and assessments, increased 21.9% from $56.1 million in the three months ended March 31, 2006 to $68.4 million in the three months ended March 31, 2007.

Processing and servicing expense for the three months ended March 31, 2007 increased by $3.2 million, or 11.3%, compared with the three months ended March 31, 2006. The increase in processing and servicing expense was due primarily to costs associated with the increased bank card processing volume, and increases in the costs of operating our service center, particularly the costs of support personnel including field servicing managers and depreciation and amortization.

As a percentage of total revenue, processing and servicing expense was 11.0% for the three months ended March 31, 2007 compared with 11.9% for the three months ended March 31, 2006. The decrease in processing and servicing as a percentage of total revenue for the three months ended March 31, 2007 was driven by leveraging the lower costs of our internally developed front-end processing system, HPS Exchange, and cost savings associated with our back-end processing system, Passport. Transactions processed on HPS Exchange represented approximately 71% of our total processing transactions during the three months ended March 31, 2007, compared to 59% during the three months ended March 31, 2006. We expect the increasing share of HPS Exchange in our total bank card merchant base to continue in the future. In addition, we completed our conversion to our internally developed back-end processing system, Passport, on May 1, 2006. We expect to realize the lower cost benefits of processing on Passport in future periods. Included in processing and servicing expense was $675,000 of payroll processing costs in the three months ended March 31, 2007, which increased 16.6% from $579,000 recorded in the three months ended March 31, 2006.

Customer acquisition costs increased 27.2% from $8.2 million in the three months ended March 31, 2006 to $10.4 million in the three months ended March 31, 2007. An increase in amortization of signing bonuses as a result of new merchant account installations was primarily responsible for the increase in the customer acquisition costs. Customer acquisition costs for the three months ended March 31, 2007 and 2006 included the following components (in thousands of dollars):

	Three Months Ended March 31,
	2007	2006
Amortization of signing bonuses, net	$6,890	$4,867
Amortization of capitalized customer deferred acquisition costs	3,172	3,146
Increase in accrued buyout liability	3,384	4,699
Capitalized customer deferred acquisition costs	(3,055)	(4,540)

Total Customer Acquisition Costs	$10,391	$8,172

Depreciation and amortization expenses increased 26.5%, from $1.4 million in the three months ended March 31, 2006 to $1.7 million in the three months ended March 31, 2007. The increase was primarily due to the purchase of information technology equipment to support the network and the continuing development of HPS Exchange and Passport. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over three to five years. The amount capitalized increased from $0.7 million in the three months ended March 31, 2006 to $1.1 million in the three months ended March 31, 2007. The total amount of capitalized projects placed in service in the three months ended March 31, 2007 and the three months ended March 31, 2006 was $79,000 and $315,000, respectively.

General and administrative. General and administrative expenses increased 19.1%, from $12.0 million in the three months ended March 31, 2006 to $14.3 million in the three months ended March 31, 2007. The increase was primarily due to added costs necessary to continue building our corporate, information technology and marketing infrastructure to support our growth and our marketing and product development initiatives.

General and administrative expenses as a percentage of total revenue for the three months ended March 31, 2007 was 5.0%, down from 5.1% for the three months ended March 31, 2006. General and administrative expenses in the three months ended March 31, 2007 included $239,000 for matching payroll tax expense related to gains employees realized on their exercise of non-qualified stock options, compared to $700,000 in the three months ended March 31, 2006. SFAS No. 123R share-based compensation expense was $389,000 and $232,000 in the three months ended March 31, 2007 and 2006, respectively. Our payroll operation’s general and administrative expenses increased by 30.1%, from $725,000 in the three months ended March 31, 2006 to $943,000 in the three months ended March 31, 2007.

Income from operations. For the reasons described above, our income from operations, which we also refer to as operating income, improved from $6.4 million for the three months ended March 31, 2006 to $10.7 million for the three months ended March 31, 2007. Our operating margin, which is measured as operating income divided by net revenue, was 15.6% for the three months ended March 31, 2007, compared to 11.4% for the three months ended March 31, 2006. Our operating income and operating margin for the three months ended March 31, 2006 was unfavorably impacted by the $2.0 million recorded for the change in estimate of debit interchange expense; excluding that amount, our operating margin would have been 14.5% for the three months ended March 31, 2006.

Interest income. Interest income increased from $254,000 in the three months ended March 31, 2006 to $459,000 in the three months ended March 31, 2007, due primarily to an increase in the amount of cash available for investment and higher interest rates.

Interest expense. Interest expense decreased from $120,000 in the three months ended March 31, 2006 to $112,000 in the three months ended March 31, 2007. Most of our interest expense arises from the practice of having our sponsor bank advance interchange fees to most of our merchants. These advances to our merchants are funded first with our cash available for investment, then by incurring a payable to our sponsor bank when that cash has been expended. We pay the sponsor bank the prime rate on these payables.

Other, net. Other income of $0.8 million was recorded in the three months ended March 31, 2006 primarily reflecting a gain from the proceeds received from a legal settlement.

Income Tax. Income taxes for the three months ended March 31, 2007 were $4.1 million, reflecting an effective tax rate of 37.27%. This represented a reduction from an effective tax rate of 40.4% for the three months ended March 31, 2006, which resulted in income tax expense of $3.0 million. The reduction in the effective tax rate was due to lower state income taxes due to revising state income sourcing approaches in the third quarter of 2006.

Net income. As a result of the above factors, net income increased from $4.4 million for the three months ended March 31, 2006 to $6.9 million for the three months ended March 31, 2007.

Balance Sheet Information

	March 31,	December 31,
	2007	2006
	(in thousands)
Selected Balance Sheet Data

Cash and cash equivalents	$24,759	$16,054
Funds held for payroll customers	23,210	16,960
Receivables, net	111,796	107,154
Current tax asset	16,799	19,227
Capitalized customer acquisition costs, net	59,186	56,705
Property and equipment, net	26,721	23,135
Total assets	275,207	251,768

Due to sponsor bank	32,008	27,253
Accounts payable	17,885	16,936
Deposits held for payroll customers	23,210	16,960
Accrued buyout liability:
Current portion	11,781	11,519
Long term portion	22,667	21,774
Total liabilities	127,346	112,475
Total stockholders’ equity	147,861	139,293

March 31, 2007 Compared to December 31, 2006

Total assets increased $23.4 million, or 9.3%, to $275.2 million at March 31, 2007 from $251.8 million at December 31, 2006, primarily due to increases in cash and cash equivalents, funds held for payroll customers, receivables, capitalized customer acquisition costs, and property and equipment, net. Cash and cash equivalents increased by $8.7 million or 54.2% as the result of cash flow (see “—Liquidity and Capital Resources” for more detail). Funds held for payroll customers increased $6.3 million, or 36.9%, to $23.2 million at March 31, 2007 from $17.0 million at December 31, 2006 primarily due to increased tax escrow funds generated in our payroll processing activities. Our liability for deposits held for payroll customers increased by the same amount.

Our receivables primarily result from our practice of advancing interchange fees to most of our merchants during the processing month and collecting those fees from our merchants at the beginning of the following month. We use our available cash to fund a portion of the advances of interchange fees to our merchants, then when available cash has been expended, we direct our sponsor bank to make the advances, thus generating a payable to our sponsor bank. At March 31, 2007 and December 31, 2006, we used $40.7 million and $44.6 million, respectively, of our available cash to fund merchant advances. The amount due to our sponsor bank for funding advances was $32.0 million at March 31, 2007 and $27.3 million at December 31, 2006. The payable to our sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants. Our total receivables increased $4.6 million, or 4.3%, to $111.8 million at March 31, 2007 from $107.2 million at December 31, 2006.

Capitalized customer acquisition costs increased $2.5 million, or 4.4%, from December 31, 2006 as a result of increases in the number of merchants we service. Property and equipment increased $3.6 million, or 15.5%, primarily due to spending $3.4 million during the three months ended March 31, 2007 on the construction of our new service center in Jeffersonville, Indiana. We also continued building our technology infrastructure, primarily hardware and software needed for the expansion of HPS Exchange and Passport.

Our current tax assets decreased $2.4 million primarily due to the tax liability resulting from the provision for income taxes recorded during the three months ended March 31, 2007. Partially offsetting this decrease were tax benefits of $2.0 million we recorded from employee stock option exercises during the three months ended March 31, 2007. These tax benefits reflect tax deductions which accrued to us when our employees exercised non-qualified stock options and made disqualifying dispositions of shares acquired through the exercise of incentive stock options.

Total stockholders’ equity increased $8.5 million from December 31, 2006 primarily due to our net income of $6.9 million recorded for the three months ended March 31, 2007, and tax benefits recorded in additional-paid-in capital related to employees’ exercise of stock options and related tax benefits, which contributed $2.0 million, less $1.9 million for dividends declared on common stock. An increase in stockholders’ equity for proceeds received from the exercise of employee stock options, which amounted to $2.4 million, was partially offset by the purchase of 25,000 treasury shares at a cost of $625,000.

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

Our cash needs are funded primarily by cash flow from our operating activities and our agreement with our sponsor bank to fund merchant advances. We believe that our current cash and investment balances, cash generated from operations and our agreement with our sponsor bank to fund merchant advances will provide sufficient liquidity to meet our anticipated needs for capital for at least the next twelve months, and currently anticipate no liquidity challenges over a longer term. Our working capital, defined as current assets less current liabilities, was positive at March 31, 2007 and December 31, 2006 and grew by $3.9 million in the three months ended March 31, 2007. Each funding source and use is described in more detail below.

At March 31, 2007, we had cash and cash equivalents totaling $24.8 million, compared to cash and cash equivalents of $16.1 million at December 31, 2006 and $8.7 million at December 31, 2005.

Cash Flow Provided by (Used in) Operating Activities. We reported net cash provided by operating activities of $12.7 million in the three months ended March 31, 2007, compared to net cash used in operating activities of $10.3 million in the three months ended March 31, 2006.

Our reported cash flow from operating activities for both periods was unfavorably impacted by the cash flow reporting requirements of SFAS No. 123R and SFAS No. 95, Statement of Cash Flow, as amended. These statements require the amount of tax benefits resulting from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options in excess of the amount of SFAS No. 123R compensation cost recognized (referred to as “excess tax benefits” in this document), to be classified as a cash inflow from financing activities on our Statement of Cash Flow and a cash outflow from operating activities. For the three months ended March 31, 2007 and 2006, our operating cash flow was reduced by the classification of $2.0 million and $14.5 million, respectively, of excess tax benefits as cash inflow from financing activities.

The following table presents the components of our cash flow from operating activities for the three months ended March 31, 2007 and 2006. This table presents the $2.0 million and $14.5 million of excess tax benefits generated in the three months ended March 31, 2007 and 2006 as current tax receivables. None of the $2.0 million or $14.5 million of excess tax benefits generated in the three months ended March 31, 2007 and 2006 resulted in a reduction of actual estimated tax payments during the three months ended March 31, 2007 or 2006 as no estimated tax payments were due. Had a tax payment been due and the excess tax benefits utilized to reduce estimated tax payments, only the amount of the reduction would have been classified as cash inflow from financing activities under the previous cash flow presentation requirements of APB No. 25. The March 31, 2007 current tax asset balance of $17.0 million is expected to be realized by recapturing taxes paid in 2005, recovering the estimated tax payments we made during 2006 and as reductions of future period estimated tax payments. Before reducing our cash flows from operating activities for the $2.0 million and $14.5 million current tax receivables generated by excess tax benefits during the three months ended March 31, 2007 and 2006, our cash flow from operations for the three months ended March 31, 2007 and 2006 would have been a positive $14.6 million and $4.3 million, respectively. These amounts reflect the amount of cash flow from operating activities that we would have reported under the previous cash flow presentation requirements of APB No. 25.

	Three Months Ended March 31,
	2007			2006
	(in thousands)
Net income	$6,852			$4,388
Adjustments for non-cash items included in net income:
Amortization and depreciation	12,193			9,781
Share-based compensation	389			232
Deferred taxes	(263)			1,223

Adjustments for changes in operating assets and liabilities:
Payment of signing bonuses, net	(9,488)			(7,091)
Payouts of accrued buyout liability	(2,229)			(3,819)
Excess tax benefits realized as reductions of actual estimated tax payments	—	(a	)	—	(a	)
Other changes in operating assets and liabilities, net	7,151			(463)

Cash flow from operating activities before deduction of the current receivable for excess tax benefits	14,605			4,251

Less:
Increase in current receivable for excess tax benefits	(1,951)	(b	)	(14,517)	(b	)

Net cash provided by (used in) operating activities	$12,654			$(10,266)

(a)	No excess tax benefits were realized as reductions of actual tax payments in the three months ended March 31, 2007 and 2006 as no estimated tax payments were due.
(b)	The $2.0 million and $14.5 million of current receivable for excess tax benefits have been reported as a cash inflow from financing activities in the three months ended March 31, 2007 and 2006, respectively.

Key sources of operating cash flows were our net income as adjusted for deferred taxes, depreciation and amortization, and share-based compensation expense. Other major determinants of operating cash flow are net signing bonus payments, which consume increasing amounts of operating cash as our new merchant installation activity rises, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout liability” for more information. Net signing bonuses of $9.5 million and $7.1 million, respectively, were paid in the three months ended March 31, 2007 and 2006. In the three months ended March 31, 2007 and 2006, we reduced the accrued buyout liability by making buyout payments of $2.2 million and $3.8 million, respectively.

Contained within changes in operating assets and liabilities are the changes in our receivables and due to sponsor bank. We use our available cash to fund a portion of the advances of interchange fees we make to our merchants. Advances to our merchants, which generate a receivable from our merchants, are funded first with our available cash, then by incurring a payable to our sponsor bank when that cash has been expended. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants. During the three months ended March 31, 2007, our receivables increased $4.6 million, while our due to sponsor bank was reduced by $4.8 million. All other operating assets and liabilities generated a net increase in operating cash of $7.0 million during the three months ended March 31, 2007.

Cash Flow Used in Investing Activities. Net cash used in investing activities was $5.7 million for the three months ended March 31, 2007, compared to $7.5 million for the three months ended March 31, 2006. In January 2006, we made a $0.5 million strategic investment in convertible preferred stock issued by Parcxmart Technologies, Inc. (“Parcxmart”). In February 2006, we made a net cash payment of $3.5 million to acquire Debitek, Inc.

During each period, we used cash to fund capital expenditures. Total capital expenditures for the three months ended March 31, 2007 were $5.7 million, an increase of $2.2 million from the $3.5 million invested in the three months ended March 31, 2006. The increase in capital expenditures was primarily related to construction of our new Service Center facility, which commenced in 2006. During the three months ended March 31, 2007 and 2006, we spent $3.4 million and $1.8 million, respectively, on our new Service Center. See “—Contractual Obligations” for more detail regarding expected funding requirements related to our new Service Center. We also continued building our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and Passport. We anticipate that these expenditures may increase as we further develop our technology.

Cash Flow Provided By Financing Activities. Net cash provided by financing activities was $1.8 million for the three months ended March 31, 2007 and $13.7 million for the three months ended March 31, 2006. Cash provided by financing activities for both periods was favorably impacted by the proceeds received from employees exercising stock options and from excess tax benefits which resulted from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options. However, cash proceeds received from the exercise of employee stock options were primarily used to repurchase shares of our common stock. During the three months ended March 31, 2007 and 2006, employees exercised stock options generating cash proceeds in the aggregate of $2.4 million and $15.2 million, respectively. Offsetting the cash provided from employees’ exercise of stock options was the use of $625,000 of cash to repurchase 25,000 shares of our common stock during the three months ended March 31, 2007 and $15.9 million of cash to repurchase 716,600 shares of our common stock during the three months ended March 31, 2006. See “— Common Stock Repurchases” for more information.

During the three months ended March 31, 2007 and 2006, we reported as a financing cash inflow, $2.0 million and $14.5 million, respectively of excess tax benefits resulting from employees exercising stock options. These amounts were also reported as an operating cash outflow. No portions of the excess tax benefits were realized as reductions of estimated tax payments during the three months ended March 31, 2007 and 2006. See “— Cash Flow Provided by (Used in) Operating Activities” for more detail.

Common Stock Repurchases. On January 13, 2006, our Board of Directors authorized management to repurchase up to the lesser of (a) 1,000,000 shares of our common stock or (b) $25,000,000 worth of our common stock in the open market. On August 1, 2006, our Board of Directors authorized management to repurchase up to an additional 1,000,000 shares of our common stock in the open market using proceeds from the issuance of stock options. Under these authorizations, we repurchased an aggregate of 1,080,200 shares of our common stock during 2006 and the three months ended March 31, 2007 at a cost of $25.7 million, or $23.62 per share.

On May 3, 2007, the Board of Directors eliminated the restriction in the August 1, 2006 repurchase authorization which required management to use only proceeds from the issuance of stock options for repurchases, and increased the total authorized number of shares to be repurchased to 2,000,000. The Board of Directors authorized management to purchase up to 1,000,000 shares at purchase prices within management’s discretion. We intend to use these authorizations to repurchase shares opportunistically as a means of offsetting dilution from shares issued upon the exercise of options under employee benefit plans. We have no obligation to repurchase shares under the authorization, and the specific timing and amount of the stock repurchase will vary based on market conditions, securities law limitations and other factors. The stock repurchase will be executed utilizing general corporate funds.

During the three months ended March 31, 2007 and 2006, we repurchased 25,000 shares and 716,600 shares, respectively, of our common stock at average per share costs of $25.02 and $22.14.

Dividends on Common Stock. On February 12, 2007, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, which was paid on March 15, 2007 to stockholders of record as of February 23, 2007. On May 3, 2007, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on June 15, 2007 to stockholders of record as of May 25, 2007.

Contractual Obligations. The Visa and MasterCard networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of our transactions involve the delivery of the product or service at the time of the transaction, a good estimate of our exposure to chargebacks is the last four months’ processing volume on our portfolio, which was $15.3 billion and $15.1 billion for the four months ended March 31, 2007 and December 31, 2006, respectively. However, for the four months ended March 31, 2007 and December 31, 2006, we were presented with $8.9 million and $8.4 million, respectively, of chargebacks by issuing banks. In the three months ended March 31, 2007 and the 2006 full year, we incurred merchant credit losses of $0.5 million and $1.9 million, respectively, on total dollar volume processed of $11.2 billion and $43.3 billion, respectively. These credit losses are included in processing and servicing expense in our consolidated statements of income.

The following table reflects our significant contractual obligations as of March 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Processing providers (a)	$20,155	$7,702	$9,796	$2,657	$—
Financing arrangement (expected payments, including interest)	97	97	—	—	—
Telecommunications providers	1,337	1,319	18	—	—
Office and equipment leases	5,307	1,712	1,838	1,279	478
Land, construction and equipment (b)	15,518	15,421	97	—	—

	$42,414	$26,251	$11,749	$3,936	$478

(a)	We have agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. These third-party processors include TSYS Acquiring Solutions, KeyBank, N.A., First Data Corporation, Chase Paymentech Solutions and Global Payments, Inc. Our agreements with third-party processors require us to submit a minimum monthly number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay them the fees that they would have received if we had submitted the required minimum number or volume of transactions.
(b)	These amounts relate to contractual commitments we have for developing land and constructing our new Service Center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with the development of this site. Through March 31, 2007, we have spent approximately $9.3 million of our cash on our new Service Center, including $1.7 million to acquire land, and over the next twelve to fifteen months we expect to spend approximately $37.2 million more on its development, including the contractual obligations in the above table. We are currently considering alternative credit facilities with several financial institutions for financing these development costs.

In addition, we record a payable to KeyBank each month in conjunction with our monthly processing activities. This amount was $32.0 million as of March 31, 2007. This amount is repaid on the first business day of the following month out of the fees collected from our merchants.

Unrecognized Tax Benefits. As of the FIN 48 adoption date of January 1, 2007, we had gross tax affected unrecognized tax benefits of approximately $782,000. See “— Critical Accounting Estimates — Income Taxes.” As of March 31, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits has been excluded from the above commitment and contractual obligations table.

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

Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is to changes in interest rates. During each month, KeyBank advances interchange fees to most of our merchants so that during the month we apply a portion of our available cash to fund these advances and we build up a significant payable to KeyBank, bearing interest at the prime rate. At March 31, 2007, our payable to KeyBank was $32.0 million. This advance is repaid on the first business day of the following month out of fee collections from our merchants. During the quarter ended March 31, 2007 the average daily interest-bearing balance of that payable was approximately $6.7 million and was directly related to our processing volume. A hypothetical 100 basis point change in short-term interest rates would result in a change of approximately $67,000 in annual pre-tax income.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities of up to three years. At March 31, 2007, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $17,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $44,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $17,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $44,000.

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

Changes in Internal Controls

During the quarter ended March 31, 2007, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

There have been no material changes in our Risk Factors as previously reported in our annual report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) Not applicable

(c) Purchases of Equity Securities

On January 13, 2006, our Board of Directors authorized management to repurchase up to the lesser of (a) 1,000,000 shares of our common stock or (b) $25,000,000 worth of our common stock in the open market. On August 1, 2006, our Board of Directors authorized management to repurchase up to 1,000,000 shares of our common stock in the open market using the proceeds from the exercise of stock options. This authorization was in addition to the 1,000,000 common shares which the Board of Directors had authorized on January 13, 2006. As of March 31, 2007, we had remaining authorization to purchase 913,800 additional shares of our common stock.

The following table presents information with respect to those purchases of our common stock made during the three months ended March 31, 2007:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 — 31, 2007	—	—	—		—
February 1 —28, 2007	—	—	—		—
March 1 —31, 2007	25,000	$25.02	25,000		913,800

	25,000	$25.02	25,000	(a)

(a)	Total number of shares purchased as part of a publicly announced plan, since the announcement of that plan, were 1,086,200 shares at an average price of $23.60 per share.

On May 3, 2007, the Board of Directors eliminated the restriction in the August 1, 2006 repurchase authorization which required management to use only proceeds from the issuance of stock options for repurchases, and increased the total authorized number of shares to be repurchased to 2,000,000. The Board of Directors authorized management to purchase up to 1,000,000 shares at purchase prices within management’s discretion. We intend to use these authorizations to repurchase shares opportunistically as a means of offsetting dilution from shares issued upon the exercise of options under employee benefit plans. We have no obligation to repurchase shares under the authorization, and the specific timing and amount of the stock repurchase will vary based on market conditions, securities law limitations and other factors. The stock repurchase will be executed utilizing general corporate funds.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2007

HEARTLAND PAYMENT SYSTEMS, INC. (Registrant)

By:	/s/ Robert O. Carr
Robert O. Carr
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert H.B. Baldwin, Jr.
Robert H.B. Baldwin, Jr.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002