Form 10-Q
period 2007-06-30
HEARTLAND PAYMENT SYSTEMS INC
filed 2007-08-08
CIK 1144354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 2, 2007, there were 37,439,086 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

I NDEX

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$27,290	$16,054
Funds held for payroll customers	20,788	16,960
Receivables, net	118,496	107,154
Investments	2,244	1,082
Inventory	2,878	2,252
Prepaid expenses	2,741	2,030
Current tax asset	17,763	19,227
Current deferred tax assets, net	673	757

Total current assets	192,873	165,516
Capitalized customer acquisition costs, net	63,820	56,705
Deferred tax assets, net	4,557	4,562
Property and equipment, net	32,744	23,135
Goodwill and intangible assets	2,014	1,757
Deposits and other assets	102	93

Total assets	$296,110	$251,768

Liabilities and stockholders’ equity
Current liabilities:
Due to sponsor bank	$52,538	$27,253
Accounts payable	20,101	16,936
Deposits held for payroll customers	20,788	16,960
Current portion of accrued buyout liability	12,243	11,519
Merchant deposits and loss reserves	8,170	8,210
Accrued expenses and other liabilities	11,566	9,649
Current portion of borrowings and financing arrangements	28	174

Total current liabilities	125,434	90,701
Reserve for unrecognized tax benefits	990	—
Long-term portion of accrued buyout liability	23,554	21,774

Total liabilities	149,978	112,475

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity
Common Stock, $.001 par value, 100,000,000 shares authorized, 39,133,454 and 38,488,880 shares issued at June 30, 2007 and December 31, 2006; 37,443,754 and 37,405,680 shares outstanding at June 30, 2007 and December 31, 2006	39	38
Additional paid-in capital	163,163	153,997
Accumulated other comprehensive loss	(25)	(21)
Retained earnings	23,787	10,804
Treasury stock, at cost (1,689,700 and 1,083,200 shares at June 30, 2007 and December 31, 2006)	(40,832)	(25,525)

Total stockholders’ equity	146,132	139,293

Total liabilities and stockholders’ equity	$296,110	$251,768

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total Revenues	$333,445	$278,198	$617,657	$515,117

Costs of Services:
Interchange	245,225	204,541	450,562	376,770
Dues and assessments	12,398	10,226	22,857	18,812
Processing and servicing	32,764	29,611	64,094	57,762
Customer acquisition costs	11,383	8,323	21,774	16,495
Depreciation and amortization	1,661	1,438	3,385	2,801

Total costs of services	303,431	254,139	562,672	472,640
General and administrative	13,735	11,781	28,034	23,790

Total expenses	317,166	265,920	590,706	496,430

Income from operations	16,279	12,278	26,951	18,687

Other income (expense):
Interest income	517	314	976	568
Interest expense	(233)	(224)	(345)	(344)
Other, net	5	17	(90)	831

Total other income (expense)	289	107	541	1,055

Income before income taxes	16,568	12,385	27,492	19,742
Provision for income taxes	6,166	4,940	10,238	7,909

Net income	$10,402	$7,445	$17,254	$11,833

Net income	$10,402	$7,445	$17,254	$11,833
Other comprehensive income, net of tax: Unrealized gains (losses) on investments	(7)	1	(4)	(2)

Comprehensive income	$10,395	$7,446	$17,250	$11,831

Earnings per common share:
Basic	$0.28	$0.21	$0.46	$0.33
Diluted	$0.26	$0.19	$0.43	$0.30

Weighted average number of common shares outstanding:
Basic	37,653	36,201	37,580	35,667
Diluted	39,863	39,932	39,919	39,898

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Six Months Ended June 30, 2006:
Balance, January 1, 2006	34,200	$34	$96,417	$(26)	$(15,879)	$(495)	$80,051
Issuance of Common Stock– options exercised	3,105	3	20,601	—	—	—	20,604
Excess tax benefit on stock options exercised under SFAS No. 123R	—	—	25,204	—	—	—	25,204
Repurchase of Common Stock	(874)	—	—	—	—	(20,176)	(20,176)
Stock-based compensation under SFAS No. 123R	—	—	461	—	—	—	461
Accumulated other comprehensive loss	—	—	—	(3)	—	—	(3)
Net income for the period	—	—	—	—	11,833	—	11,833

Balance June 30, 2006	36,431	$37	$142,683	$(29)	$(4,046)	$(20,671)	$117,974

Six Months Ended June 30, 2007:
Balance, January 1, 2007	37,406	$38	$153,997	$(21)	$10,804	$(25,525)	$139,293
Cumulative effect of change in accounting principal – FIN No. 48	—	—	—	—	(514)	—	(514)
Issuance of Common Stock – options exercised	645	1	4,545	—	—	—	4,546
Excess tax benefit on stock options exercised under SFAS No. 123R	—	—	3,820	—	—	—	3,820
Repurchase of Common Stock	(607)	—	—	—	—	(15,307)	(15,307)
Stock-based compensation under SFAS No. 123R	—	—	801	—	—	—	801
Accumulated other comprehensive loss	—	—	—	(4)	—	—	(4)
Dividends on Common Stock	—	—	—	—	(3,757)	—	(3,757)
Net income for the period	—	—	—	—	17,254	—	17,254

Balance June 30, 2007	37,444	$39	$163,163	$(25)	$23,787	$(40,832)	$146,132

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$17,254	$11,833
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of capitalized customer acquisition costs	21,253	16,804
Other depreciation and amortization	4,254	3,563
Addition to loss reserves	1,122	700
Stock-based compensation	801	461
Deferred taxes	90	(101)
Other	172	—
Changes in operating assets and liabilities:
Increase in receivables	(11,342)	(6,095)
Increase in inventory	(625)	(673)
Payment of signing bonuses, net	(21,639)	(15,955)
Increase in capitalized customer acquisition costs	(6,729)	(8,392)
(Increase) decrease in prepaid expenses	(711)	425
Decrease in current tax asset	5,284	1,502
Decrease in deposits and other assets	(9)	—
Excess tax benefits on options exercised under SFAS No. 123R	(3,820)	(25,204)
Increase in reserve for unrecognized tax benefits	476	—
Increase in due to sponsor bank	25,284	2,853
Increase (decrease) in accounts payable	3,165	(893)
Increase in accrued expenses and other liabilities	1,917	3,738
Decrease in merchant deposits and loss reserves	(1,161)	(1,499)
Payouts of accrued buyout liability	(4,746)	(6,144)
Increase in accrued buyout liability	7,250	8,083

Net cash provided by (used in) operating activities	37,540	(14,994)

Cash flows from investing activities
Purchase of investments	(1,330)	(976)
Maturities of investments	265	563
Increase in funds held for payroll customers	(3,930)	(2,836)
Increase in deposits held for payroll customers	3,828	2,738
Acquisition of business, net of cash acquired	(300)	(3,453)
Purchases of property and equipment	(13,993)	(6,254)

Net cash used in investing activities	(15,460)	(10,218)

Cash flows from financing activities
Principal payments on borrowings and financing arrangements	(146)	(112)
Proceeds from exercise of stock options	4,546	20,604
Excess tax benefits on options exercised under SFAS No. 123R	3,820	25,204
Repurchase of common stock	(15,307)	(20,176)
Dividends paid on common stock	(3,757)	—

Net cash (used in) provided by financing activities	(10,844)	25,520

Net increase (decrease) in cash and cash equivalents	11,236	308
Cash and cash equivalents at beginning of year	16,054	8,724

Cash and cash equivalents at end of period	$27,290	$9,032

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$245	$340
Income taxes	4,371	6,503
Supplemental schedule of non-cash activities:
Amortization of other assets	$—	$48

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Operations

Basis of Financial Statement Presentation— The accompanying condensed consolidated financial statements include those of Heartland Payment Systems, Inc. (the “Company”) and its subsidiaries, Heartland Payroll Company (“HPC”) and Debitek, Inc. (“Debitek”). The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation. The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2007, its results of operations, changes in stockholders’ equity and cash flows for the six months ended June 30, 2007 and 2006. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the December 31, 2006 Annual Report on Form 10-K. The December 31, 2006 condensed consolidated balance sheet was derived from the audited 2006 consolidated financial statements.

The officers and directors of the Company represent a majority of the outstanding shares, and so control the Company.

Business Description— The Company provides payment processing services related to bank card transactions for merchants throughout the United States. In addition, the Company provides certain other merchant services, including the sale and rental of terminal equipment and the sale of terminal supplies. HPC provides payroll and related tax filing services throughout the United States. Debitek provides prepaid card and stored-value card solutions throughout the United States.

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

The Company carries receivables from its merchants resulting from the practice of advancing interchange fees to most of its merchants during the month and collecting those fees from merchants at the beginning of the following month. The Company uses its available cash to fund a portion of the advances of interchange fees to its merchants; when available cash has been expended, the Company directs its sponsor bank to make the advances, thus generating a payable to the sponsor bank. At June 30, 2007 and December 31, 2006, the Company used $30.1 million and $44.6 million, respectively, of its available cash to fund merchant advances. The amount due to the sponsor bank for funding advances was $52.5 million at June 30, 2007 and $27.3 million at December 31, 2006. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees the Company collects from its merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment.

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

Investments and Funds Held for Payroll Customers— Investments, including those carried on the consolidated balance sheet as Funds Held for Payroll Customers, consist primarily of fixed income bond funds, corporate and U.S. Government debt securities, certificates of deposit and cost basis equity securities. The Company classifies the majority of its investments, including those carried in Funds Held for Payroll Customers, as available-for-sale and records them at the fair value of the investments based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. Cost basis equity securities are recorded at cost and periodically evaluated for impairment. In the event of a sale, cost is determined on a specific identification basis.

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

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of June 30, 2007 and December 31, 2006.

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

Revenue— Revenues are mainly comprised of gross processing revenue, payroll processing revenue and equipment-related income. Gross processing revenue primarily consists of discount fees and per-transaction and periodic (primarily monthly) fees from the processing of Visa and MasterCard bank card transactions for merchants. The Company passes through to its customers any changes in interchange or network fees. Gross processing revenue also includes American Express and Discover fees, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, and other miscellaneous revenue. Payroll processing revenue includes periodic and annual fees charged by HPC for payroll processing services, and interest earned through the investment of tax impound funds held for our customers. Revenue is recorded as bank card transactions are processed or payroll services are performed. Equipment-related income includes revenues from the sale, rental and deployment of bank card terminals, and from the sale of hardware, software and associated services for prepaid card and stored-value card payment systems. Revenues are recorded at the time of shipment, or the provision of service.

Income Taxes— The Company accounts for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates.

Stock Options— The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) on January 1, 2006.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

Diluted earnings per share for the three and six months ended June 30, 2007 and 2006 were computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options, where dilutive.

New Accounting Pronouncements— The FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”), in June 2006. FIN No. 48 clarifies the accounting for the recognition and measurement of tax benefits associated with uncertain tax positions and defines criterion that an individual tax position must meet for any part of that position to be recognized or continue to be recognized in the financial statements. FIN No. 48 also adds disclosure requirements for the amounts of unrecognized tax benefits associated with uncertain tax positions. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company completed its initial evaluation of the impact of adopting FIN No. 48 on January 1, 2007 and recorded a cumulative effect adjustment of $0.5 million to Retained Earnings to establish reserves for uncertain tax positions (see Note 8).

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

3. Receivables

A summary of receivables by major class was as follows at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	(In thousands)
Accounts receivable from merchants	$114,978	$103,921
Accounts receivable from others	3,668	3,384

	118,646	107,305
Less allowance for doubtful accounts	(150)	(151)

Total receivables, net	$118,496	$107,154

Included in accounts receivable from others are $1,698,000 and $1,836,000 which are due from employees at June 30, 2007 and December 31, 2006, respectively.

4. Capitalized Customer Acquisition Costs, Net

A summary of the capitalized customer acquisition costs, net was as follows as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	(In thousands)
Capitalized signing bonuses	$87,654	$76,037
Less accumulated amortization	(38,126)	(33,524)

	49,528	42,513

Capitalized customer deferred acquisition costs	33,743	32,909
Less accumulated amortization	(19,451)	(18,717)

	14,292	14,192

Capitalized Customer Acquisition Costs, Net	$63,820	$56,705

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

A summary of the activity in capitalized customer acquisition costs, net for the three and six month periods ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Balance at beginning of period	$59,186	$46,549	$56,705	$42,930
Plus additions to:
Capitalized signing bonuses, net	12,151	8,864	21,639	15,955
Capitalized customer deferred acquisition costs	3,674	3,852	6,729	8,392

	15,825	12,716	28,368	24,347

Less amortization expense on:
Capitalized signing bonuses, net	(7,733)	(5,541)	(14,623)	(10,408)
Capitalized customer deferred acquisition costs	(3,458)	(3,251)	(6,630)	(6,396)

	(11,191)	(8,792)	(21,253)	(16,804)

Balance at end of period	$63,820	$50,473	$63,820	$50,473

Net signing bonus adjustments from estimated amounts to actual were $0.7 million and $0.8 million, respectively, for the three months ended June 30, 2007 and 2006, and $0.4 million and $1.0 million, respectively, for the six months ended June 30, 2007 and 2006. Net signing bonus adjustments are netted against additions in the table above.

Fully amortized signing bonuses of $6.4 million and $2.7 million respectively, were written off during the three month periods ended June 30, 2007 and 2006, and $11.5 million and $5.0 million respectively, were written off during the six month periods ended June 30, 2007 and 2006. In addition, fully amortized customer deferred acquisition costs of $3.0 million and $5.9 million were written off during the three and six month periods ended June 30, 2007.

The Company believes that no impairment has occurred as of June 30, 2007 and December 31, 2006.

5. Merchant Deposits and Loss Reserves

The Company’s merchants have the liability for any charges properly reversed by the cardholder through a mechanism known as a chargeback. If the merchant is unable to pay this amount, the Company will be liable to the Visa and MasterCard networks for the reversed charges. Under FIN 45, the Company determined that the fair value of its obligation to stand ready to perform is minimal. The Company requires personal guarantees, merchant deposits and letters of credit from certain merchants to minimize its obligation. As of June 30, 2007 and December 31, 2006, the Company held merchant deposits totaling $7.6 million and $7.7 million, and letters of credit totaling $330,000 and $380,000, respectively.

The Visa and MasterCard networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company’s transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company’s exposure to chargebacks is the last four months’ processing volume on its portfolio, which was $17.4 billion and $15.1 billion for the four months ended June 30, 2007 and December 31, 2006, respectively. However, for the four months ended June 30, 2007 and December 31, 2006, the Company was presented with $9.0 million and $8.4 million, respectively, in chargebacks by issuing banks. In the six months ended June 30, 2007 and the year ended December 31, 2006, the Company incurred merchant credit losses of $1.0 million and $1.9 million, respectively, on total dollar volume processed of $24.5 billion and $43.3 billion, respectively. These credit losses are included in processing and servicing costs in the Company’s consolidated statements of income.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company’s clients. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its consolidated balance sheets, amounting to $548,000 on June 30, 2007 and $475,000 on December 31, 2006. This reserve is determined by performing an analysis of the Company’s historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the three and six month periods ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Beginning balance	$510	$485	$475	$485
Additions to reserve	595	237	1,122	700
Charges against reserve	(557)	(237)	(1,049)	(700)

Ending balance	$548	$485	$548	$485

6. Accrued Buyout Liability

A summary of the accrued buyout liability was as follows as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	(In thousands)
Vested Relationship Managers and sales managers	$34,785	$32,001
Unvested Relationship Managers and sales managers	1,012	1,292

	35,797	33,293
Less current portion	(12,243)	(11,519)

Long-term portion of accrued buyout liability	$23,554	$21,774

A summary of the activity in the accrued buyout liability for the three and six month periods ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Beginning balance	$34,448	$29,354	$33,293	$28,474
Increase in settlement obligation, net	3,866	3,384	7,250	8,083
Buyouts	(2,517)	(2,325)	(4,746)	(6,144)

Ending balance	$35,797	$30,413	$35,797	$30,413

The increase in settlement obligation is due to new merchant account signings, as well as same-store sales growth and changes in gross margin, partially offset by the impact of merchant attrition.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.2 million at June 30, 2007 and $0.2 million at December 31, 2006.

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

Under these authorizations, the Company had repurchased 1,061,200 shares of its common stock during 2006 at a cost of $25.0 million, or $23.59 per share, and an additional 606,500 shares during the six months ended June 30, 2007 at a cost of $15.3 million, or $25.24 per share.

Dividends on Common Stock. During the six months ended June 30, 2007 and the twelve months ended December 31, 2006, the Company’s Board of Directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date paid	Amount Paid Per Common Share
Six Months Ended June 30, 2007:
February 12, 2007	February 23, 2007	March 15, 2007	$0.05
May 3, 2007	May 25, 2007	June 15, 2007	$0.05
Twelve Months Ended December 31, 2006:
August 1, 2006	August 25, 2006	September 15, 2006	$0.025
November 2, 2006	November 24, 2006	December 15, 2006	$0.025

On July 30, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.075 per share of common stock, payable on September 15, 2007 to stockholders of record as of August 24, 2007.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

8. Income Taxes

The provision for income taxes for the three and six month periods ended June 30, 2007 and 2006 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Current
Federal	$5,319	$5,300	$9,036	$6,684
State	494	1,037	843	1,399
Deferred
Federal	319	(1,215)	325	(144)
State	34	(182)	34	(30)

Total provision for income taxes	$6,166	$4,940	$10,238	$7,909

The differences in federal income taxes provided and the amounts determined by applying the federal statutory tax rate of 35% to income before income taxes for the six months ended June 30, 2007 and 2006 were:

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	%	Amount	%	Amount
		(In thousands)		(In thousands)
U.S. federal income tax at statutory rate	35.00%	$9,622	35.00%	$6,909
U.S. state and local income taxes, net	2.07%	570	4.51%	890
Nondeductible expenses	0.17%	46	0.55%	110

Provision for income taxes	37.24%	$10,238	40.06%	$7,909

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

The Company adopted FIN No. 48 on January 1, 2007 and as a result, recognized a $0.8 million reserve for unrecognized tax benefits related to its uncertain tax positions as a liability on its condensed consolidated balance sheet, increased deferred tax assets by $0.3 million and recorded a cumulative effect adjustment to Retained Earnings of $0.5 million on January 1, 2007.

The Company recognizes accrued interest payable related to uncertain tax positions in interest expense and recognizes penalties in general and administrative expense. During the six months ended June 30, 2007, the Company recognized $19,000 of interest expense on its uncertain tax positions. The Company does not expect to be assessed any penalties on its uncertain tax positions.

The Company has not recorded any unrecognized tax benefits that would be reasonably possible to significantly increase or decrease within 12 months of the reporting date. As of January 1, 2007, a total of $0.5 million unrecognized tax benefits would, if recognized, impact the effective tax rate. The tax years ended December 31, 2003 through December 31, 2006 remain subject to examination by the Company’s major taxing jurisdictions.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

During the six months ended June 30, 2007 and 2006, the Company recorded current tax assets reflecting excess tax benefits of $3.8 million and $25.2 million, respectively, resulting from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options. The Company realized $10.8 million of that current tax asset as reductions of estimated income tax payments during 2006 and $7.0 million as reductions of estimated tax payments during the six months ended June 30, 2007. Of the $17.8 million current tax asset balance on our condensed consolidated balance sheet as of June 30, 2007, $10.0 million was realized in July 2007 by recapturing income taxes paid in 2005. The remaining current tax asset is expected to be recovered as reductions of future period estimated tax payments. The Company classified the $3.8 million and $25.2 million of excess tax benefits for the six months ended June 30, 2007 and 2006, respectively, as cash inflows from financing activities and cash outflows from operating activities in its Condensed Consolidated Statement of Cash Flows in accordance with SFAS No. 123R and SFAS No. 95, as amended.

The net deferred tax asset was comprised of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	(In thousands)
Deferred tax assets:
Merchant contract costs	$24,094	$22,072
Borrowings and financing arrangement	9	65
Loss reserve and accounts receivable allowance	261	234
SFAS No. 123R share-based compensation	585	310
Property and equipment	600	167
Loss on purchased software	561	561
FIN No. 48 deferred tax asset	346	—
Other	—	7

Deferred tax asset	26,456	23,416

Deferred tax liabilities:
Capitalized signing bonus	18,565	15,887
Software development	2,509	2,089
Other	152	121

Deferred tax liability	21,226	18,097

Net deferred tax asset	5,230	5,319
Less current portion	(673)	(757)

Net deferred tax asset – non current portion	$4,557	$4,562

At June 30, 2007 and December 31, 2006, the Company has determined that no valuation allowance against the net deferred tax asset was required.

9. Commitments and Contingencies

Litigation— The Company is involved in certain legal proceedings and claims, which arise in the ordinary course of business. In the opinion of the Company, the results of any of these matters, individually and in the aggregate, are not expected to have a material effect on its results of operations, financial condition or cash flows.

Leases— The Company leases various office spaces and certain equipment under operating leases with remaining terms ranging up to eight years. The majority of the office space lease agreements contain renewal options and generally require the Company to pay certain operating expenses.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

Future minimum lease commitments under non-cancelable leases as of June 30, 2007 were as follows:

Twelve Months Ended June 30,	(In thousands)
2008	$1,612
2009	1,022
2010	629
2011	642
2012	651
Thereafter	316

$4,872

Rent expense for leased property was $470,000 and $513,000, respectively, for the three months ended June 30, 2007 and 2006 and $936,000 and $1.1 million for the six months ended June 30, 2007 and 2006.

Contingencies— The Company collects and stores sensitive data about its merchant customers and bank cardholders. If the Company’s network security were to be breached or sensitive merchant or cardholder data is misappropriated, the Company could be exposed to assessments, fines or litigation costs.

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

The Company has two reportable segments, as follows: (1) Card, which provides payment processing and related services for bank card transactions; and (2) Other. The Other segment includes Payroll, which provides payroll and related tax filing services, and PrepaidCard, which provides prepaid card and stored-value card solutions. The PrepaidCard operating segment was acquired in the 2006 acquisition of Debitek. Neither the Payroll operating segment nor the PrepaidCard operating segment meet the SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” defined thresholds for determining individually reportable segments. Goodwill and intangible assets resulting from the acquisition of Debitek are reported in the Other segment.

The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources and corporate services. Reconciling items represent elimination of inter-segment income and expense items, and are included to reconcile segment data to the

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

consolidated financial statements. At June 30, 2007 and 2006, 62% and 60% respectively, of the Other segment’s total assets were funds that the Company holds as a fiduciary in its Payroll services activities for payment to taxing authorities. The Company only operates in the United States and does not have any major individual customers.

A summary of the Company’s segments for the three and six month periods ended June 30, 2007 and 2006 was as follows:

	The Card Segment	Other Segments	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Three Months Ended June 30, 2007
Total revenues	$329,752	$3,741	$—	$(48)	$333,445
Depreciation and amortization	1,904	80	139	—	2,123
Interest income	517	—	—	—	517
Interest expense	233	—	—	—	233
Net income (loss)	13,800	54	(3,452)	—	10,402
Total assets	274,472	33,092	—	(11,454)	296,110

Three Months Ended June 30, 2006
Total revenues	275,526	2,705	—	(33)	278,198
Depreciation and amortization	1,577	92	126	—	1,795
Interest income	314	—	—	—	314
Interest expense	224	—	—	—	224
Net income (loss)	10,473	(89)	(2,939)	—	7,445
Total assets	218,874	21,173	—	(8,069)	231,978

	The Card Segment	Other Segments	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Six Months Ended June 30, 2007
Total revenues	$609,695	$8,072	$—	$(110)	$617,657
Depreciation and amortization	3,826	150	278	—	4,254
Interest income	976	—	—	—	976
Interest expense	345	—	—	—	345
Net income (loss)	23,883	633	(7,262)	—	17,254
Total assets	274,472	33,092	—	(11,454)	296,110

Six Months Ended June 30, 2006
Total revenues	508,949	6,242	—	(74)	515,117
Depreciation and amortization	3,137	177	249	—	3,563
Interest income	568	—	—	—	568
Interest expense	318	26	—	—	344
Net income (loss)	17,788	310	(6,265)	—	11,833
Total assets	218,874	21,173	—	(8,069)	231,978

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

12. Earnings Per Share

The Company presents earnings per share data in accordance with SFAS No. 128, “Earnings Per Share,” as amended, (“SFAS No. 128”), which establishes the standards for the computation and presentation of basic and diluted earnings per share data. Under SFAS No. 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share but included in diluted earnings per share. The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Basic:
Net income	$10,402	$7,445	$17,254	$11,833

Weighted average common stock outstanding	37,653	36,201	37,580	35,667

Earnings per share	$0.28	$0.21	$0.46	$0.33

Diluted:
Net income	$10,402	$7,445	$17,254	$11,833

Basic weighted average common stock outstanding	37,653	36,201	37,580	35,667
Effect of dilutive instruments:
Stock options	2,210	3,731	2,339	4,231

Diluted weighted average shares outstanding	39,863	39,932	39,919	39,898

Earnings per share	$0.26	$0.19	$0.43	$0.30

PART I FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

General

Our primary business is providing bank card-based payment processing services to merchants in the United States. As of June 30, 2007, we provided our payment processing services to approximately 146,975 active bank card merchants located across the United States. This represents increases of 10.3% and 17.8%, respectively, over the 133,200 active bank card merchants at December 31, 2006 and the 124,800 active bank card merchants at June 30, 2006. Our bank card processing volume for the three months ended June 30, 2007 was $13.3 billion, a 21.4% increase from the $11.0 billion processed during the three months ended June 30, 2006. Our bank card processing volume for the six months ended June 30, 2007 was $24.5 billion, a 21.2% increase from the $20.2 billion processed during the six months ended June 30, 2006.

We also provide payroll processing services throughout the United States. At June 30, 2007 we processed payroll for 5,467 customers, increases of 29.7% and 57.0%, respectively, from 4,216 payroll customers at December 31, 2006 and 3,482 payroll customers at June 30, 2006. Our total merchants, which we define as bank card processing merchants plus payroll customers, increased to 152,442 at June 30, 2007. This represents increases of 10.9% and 18.8%, respectively, over the 137,416 total merchants at December 31, 2006 and 128,282 total merchants at June 30, 2006.

We have developed a number of proprietary payment processing systems to increase our operating efficiencies and distribute our processing and merchant data to our three main constituencies: our merchant base, our sales force and our customer service staff. In 2001, we began providing authorization and data capture services to our merchants through our own front-end processing system, which we call HPS Exchange. In 2005, we began providing clearing, settlement and merchant accounting services through our own internally developed back-end processing system, which we call Passport. Passport enables us to more effectively customize these services to the needs of our Relationship Managers and merchants.

During the three months ended June 30, 2007 and 2006, we processed approximately 73% and 62%, respectively, of our transactions through HPS Exchange. At June 30, 2007, we were processing approximately 143,760, or 98%, of our active bank card merchants on Passport, compared to 120,850 at June 30, 2006. We completed converting substantially all of our bank card merchants to Passport during the second quarter of 2006. This conversion has decreased our operating costs per transaction. With our conversion to Passport, our internally developed systems are providing substantially all aspects of most of our merchants’ processing needs. Previously, we relied on third party vendors for many of these services including bank card authorization and data capture services, settlement and merchant accounting services. We will continue to process a minority of our transactions through third party systems.

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

Significant increases in our direct sales force, including our Relationship Managers, have led to significant growth in the number of total merchants for whom we process. Our sales managers are compensated based on their success in growing the sales force and increasing the total merchant base in their regions. Our number of relationship Managers grew from 721 at December 31, 2005 and 952 at December 31, 2006, to 1,026 at June 30, 2007. The number of total merchants installed during the three months ended June 30, 2007 grew by approximately 12.8% to 16,181 new total merchants installed, compared to 14,345 new total merchants installed during the three months ended June 30, 2006. In order to continue to increase our gross processing revenue, we intend to increase both the size and productivity of our sales force. As a result of our commission-only compensation system for our sales force, we are able to increase the size of our sales force with minimal upfront costs. However, since we pay signing bonuses and commissions approximating 92% of the gross margin generated by a merchant in its first year, growth in merchant accounts consumes significant capital, as it typically takes approximately one year’s processing to cover the outlays for signing bonuses, commissions and payroll taxes.

Same store sales growth, which represents the change in bank card processing volume for all bank card merchants that were processing with us in the same month a year earlier, was 3.3% in the three months ended June 30, 2007, down from growth of 4.8% on average in the three months ended June 30, 2006. Same store sales growth results from the combination of the increasing use by consumers of bank cards for the purchase of goods and services at the point of sale, and sales growth experienced by our retained bank card merchants. The following table compares our same store sales growth by quarter during 2006 and 2007 and for the 2006 and 2005 full years:

Same Store Sales Growth
2005 full year	7.5%
2006 full year	4.2%

2006 first quarter	7.1%
2006 second quarter	4.8%
2006 third quarter	3.5%
2006 fourth quarter	2.2%

2007 first quarter	3.4%
2007 second quarter	3.3%

We attribute the 2007 and 2006 quarterly declines from the same store sales growth percentages that we experienced early in 2006 and during 2005 to a slowdown in the growth rate of retail sales, which was likely a result of the impact of rising energy costs and interest rates on the economy.

Second Quarter of 2007 Financial Results

For the three months ended June 30, 2007, we recorded net income of $10.4 million, or $0.26 per diluted share, increases of 39.7% and 36.8%, respectively, from $7.4 million, or $0.19 per diluted share, in the three months ended June 30, 2006. The increase was primarily driven by revenues added by growth in our transaction processing volume and efficiencies realized in processing and servicing costs. The following is a summary of our financial results for the three months ended June 30, 2007:

•	At June 30, 2007 the number of active bank card merchants we service was 146,975, compared to 133,200 at December 31, 2006 and 124,800 at June 30, 2006.

•	Bank card processing volume during the three months ended June 30, 2007 increased 21.4% to $13.3 billion from $11.0 billion during the three months ended June 30, 2006.

•

Net revenue, which we define as total revenues less interchange fees and dues and assessments, increased 19.6% to $75.9 million during the three months ended June 30, 2007 from $63.4 million during the three months ended June 30, 2006. The increase in net revenue was driven by the increases in active merchants and processing volume.

•	Our processing and servicing costs for three months ended June 30, 2007 decreased to 9.8% of our total revenues, from 10.6% of total revenues for the three months ended June 30, 2006.

•

Our income from operations, which we also refer to as operating income, grew to $16.3 million for the three months ended June 30, 2007 from $12.3 million for the three months ended June 30, 2006. Our operating margin, which is measured as operating income divided by net revenue, was 21.5% for the three months ended June 30, 2007, compared to 19.4% for the three months ended June 30, 2006.

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

authorization/capture and accounting/settlement systems. During the six months ended June 30, 2007, third party costs represented about 66% of our processing costs, compared to 74% during 2006 and 75% during 2005, with internal costs representing the remainder;

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

Other income (expense) consists of interest income on cash and investments, the interest cost on our borrowings, the gains or losses on the disposal of property, plant and equipment and other non-recurring income or expense items. Other income (expense) also includes a gain of $0.8 million from the proceeds received from a legal settlement in the six months ended June 30, 2006.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements are unaudited. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at June 30, 2007, our results of operations, our changes in stockholders’ equity and our cash flows for the three and six months ended June 30, 2007 and 2006. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2007. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in note 2 to our consolidated financial statements included elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2006. The critical accounting estimates described here are those that are most important to the depiction of our financial condition and results of operations, including those whose application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain. The line items on our income statement and balance sheet which are impacted by management’s estimates are described below.

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

The amount of the up-front signing bonus paid is based on the estimated gross margin (calculated by deducting interchange fees, dues and assessments and all costs incurred in underwriting, processing and servicing an account from gross processing revenue) for the first year of the merchant contract. The gross signing bonuses paid during the six months ended June 30, 2007 and 2006 were $21.2 million and $15.0 million, respectively, and for the year ended December 31, 2006 were $32.6 million. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The positive net signing bonus adjustments paid during the six months ended June 30, 2007 and 2006 were $0.4 million and $1.0 million, respectively, and for the year ended December 31, 2006 were $1.1 million. A negative signing bonus adjustment would result from the prior overpayment of signing bonuses, which are recovered from the relevant salesperson. The amount of signing bonuses paid which remained subject to adjustment at June 30, 2007 and December 31, 2006 was $36.7 million and $31.3 million, respectively. The deferred acquisition cost is accrued over the first year of merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss for the six months ended June 30, 2007 and the year ended December 31, 2006.

Accrued Buyout Liability

We pay our salespersons residual commissions based on the gross margin generated from the monthly processing activity of merchants signed by them. We refer to these residual commissions as the “owned” portion of such commissions, or “portfolio equity.” The salesperson has no obligation to perform additional services for the merchant for so long as the merchant continues processing with us. We accrue the buyout liability, which represents the estimated current settlement cost of buying out all vested and expected-to-vest salespersons for the owned portion of such commissions. We also record a deferred acquisition cost asset related to those buyouts, and amortize that asset as an expense over the initial 3-year contract term.

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

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.2 million at June 30, 2007 and December 31, 2006.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 to 2 1/2 years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During the six months ended June 30, 2007 and 2006 we made buyout payments of approximately $4.7 million and $6.1 million, respectively, and during the 2006 full year, we made buyout payments of approximately $10.7 million. We expect to make significant buyout payments in the future, subject to cash availability, as such buyouts reduce the monthly payments we will have to make to our salespersons for such merchants in the future.

Chargebacks, Reject Losses and Merchant Deposits

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder’s dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. If the Relationship Manager who installed the merchant is still employed by us, that Relationship Manager bears a portion of this loss through a reduction in our payment of residual commissions or signing bonuses to such Relationship Manager. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At June 30, 2007 and December 31, 2006, we held merchant deposits totaling $7.6 million, and $7.7 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent processing volume. At June 30, 2007 and December 31, 2006, our loss reserve totaled $548,000 and $475,000 respectively.

Aggregate merchant losses, including losses charged to operations and the loss reserve, were $1.0 million and $692,000 for the six months ended June 30, 2007 and 2006, respectively, and were $1.9 million for the year ended December 31, 2006.

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

We estimate the grant date fair value of the stock options we issue using a Black-Scholes valuation model. We determine an expected volatility assumption by referencing the average volatility experienced by six of our public company peers. We used an average of a peer group because we do not have sufficient historical volatility data related to market trading of our own common stock. We estimate the expected life of a stock option based on the simplified method for “plain-vanilla” stock options as provided by the staff of the SEC in Staff Accounting Bulletin 107. The simplified method is used because, at this point, we do not have sufficient historical information to develop reasonable expectations about future exercise patterns. Our dividend yield assumption is based on actual dividends expected to be paid over the expected life of the stock option. Our risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option. The weighted-average fair value of options we granted during the six months ended June 30, 2007, and the years ended December 31, 2006 and 2005 were $7.61, $9.25 and $5.48, respectively. The fair value of options granted during the six months ended June 30, 2007, and the years ended December 31, 2006 and 2005 was estimated at the grant date using the following weighted average assumptions:

	2007	2006	2005
Expected volatility	31%	41%	50%
Expected life	3.25 to 3.75 years	2.5 to 3.75 years	3 years
Dividends	0.66%	0.40%	0.00%
Risk-free interest rate	4.69%	4.79%	3.73%

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

The FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN No. 48”), in June 2006. FIN No. 48 clarifies the accounting for the recognition and measurement of tax benefits associated with uncertain tax positions and defines criterion that an individual tax position must meet for any part of that position to be recognized or continue to be recognized in the financial statements. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. FIN No. 48 was effective for fiscal years beginning after December 15, 2006.

We adopted FIN No. 48 on January 1, 2007 and as a result, recognized a $0.8 million reserve for unrecognized tax benefits related to uncertain tax positions as a liability on our consolidated balance sheet, increased deferred tax assets by $0.3 million and recorded a cumulative effect adjustment to Retained Earnings of $0.5 million on January 1, 2007.

The Company has not recorded any unrecognized tax benefits that would be reasonably possible to significantly increase or decrease within 12 months of the reporting date. As of January 1, 2007, a total of $499,000 unrecognized tax benefit would, if recognized, impact the effective tax rate.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Three Months Ended June 30, 2007	% of Total Revenue	Three Months Ended June 30, 2006	% of Total Revenue	Change
					Amount	%
Total Revenues	$333,445	100.0%	$278,198	100.0%	$55,247	19.9%
Costs of Services:
Interchange	245,225	73.5%	204,541	73.5%	40,684	19.9%
Dues and assessments	12,398	3.7%	10,226	3.7%	2,172	21.2%
Processing and servicing	32,764	9.8%	29,611	10.6%	3,153	10.6%
Customer acquisition costs	11,383	3.4%	8,323	3.0%	3,060	36.8%
Depreciation and amortization	1,661	0.5%	1,438	0.5%	223	15.5%

Total costs of services	303,431	91.0%	254,139	91.4%	49,292	19.4%
General and administrative	13,735	4.1%	11,781	4.2%	1,954	16.6%

Total expenses	317,166	95.1%	265,920	95.6%	51,246	19.3%

Income from operations	16,279	4.9%	12,278	4.4%	4,001	32.6%

Other income (expense):
Interest income	517	0.2%	314	0.1%	203	64.6%
Interest expense	(233)	(0.1)%	(224)	(0.1)%	9	4.0%
Other, net	5	—	17	—	(12)	(70.6)%

Total other income (expense)	289	0.1%	107	—	182	170.1%

Income before income taxes	16,568	5.0%	12,385	4.5%	4,183	33.8%
Provision for income taxes	6,166	1.8%	4,940	1.8%	1,226	24.8%

Net income	$10,402	3.1%	$7,445	2.7%	$2,957	39.7%

Total Revenues. Total revenues increased by 19.9%, from $278.2 million in the three months ended June 30, 2006 to $333.4 million in the three months ended June 30, 2007, primarily as a result of a $54.0 million, or 19.9%, increase in our bank card processing revenues. The breakout of our total revenues for the three months ended June 30, 2007 and 2006 was as follows (in thousands of dollars):

	Three Months Ended June 30,		Change from Prior Year
	2007	2006	Amount	%
Bank card processing revenues, gross	$326,329	$272,218	$54,111	19.9%
Payroll processing revenues	2,309	1,417	892	62.9%
Equipment-related income	4,807	4,563	244	5.3%

Total Revenues	$333,445	$278,198	$55,247	19.9%

The increase in our gross bank card processing revenues from $272.2 million in the three months ended June 30, 2006 to $326.3 million in the three months ended June 30, 2007 was primarily due to higher bank card processing volume. Our bank card processing volume for the three months ended June 30, 2007 increased 21.4% to $13.3 billion, compared to $11.0 billion for the three months ended June 30, 2006. The increase in bank card processing volume was primarily attributable to a net increase in bank card merchant accounts, with the number of bank card merchant accounts growing by approximately 17.8% from 124,800 as of June 30, 2006 to 146,975 as of June 30, 2007. The increase in new bank card merchant accounts during this period was primarily the result of the growth in our sales force, combined with improved production from our existing sales force as previous additions to the sales force gain experience and seasoning.

Payroll processing revenues increased by 62.9%, from $1.4 million in the three months ended June 30, 2006 to $2.3 million in the three months ended June 30, 2007, primarily due to the 57.0% increase in the number of payroll processing customers from 3,482 at June 30, 2006 to 5,467 at June 30, 2007. Payroll processing revenues include processing fees and the interest income we earn on funds held for customers. Payroll processing fees increased by 63.4% from $1.3 million in the three months ended June 30, 2006 to $2.1 million in the three months ended June 30, 2007 and interest income earned on funds held for customers increased by 58.4% from $139,000 in the three months ended June 30, 2006 to $221,000 in the three months ended June 30, 2007.

Equipment-related income increased by 5.3%, from $4.6 million in the three months ended June 30, 2006 to $4.8 million in the three months ended June 30, 2007, primarily due to growth in equipment sale revenues to new bank card merchants and an increase in revenues from prepaid card and stored-value card systems at our Debitek, Inc. subsidiary.

Costs of services. Costs of services increased 19.4% from $254.1 million in the three months ended June 30, 2006 to $303.4 million in the three months ended June 30, 2007, due primarily to an increase in interchange fees. Costs of services represented 91.0% of total revenues in the three months ended June 30, 2007 and 91.4% the three months ended June 30, 2006.

Interchange fees increased 19.9% from $204.5 million in the three months ended June 30, 2006 to $245.2 million in the three months ended June 30, 2007, and represented 73.5% of total revenues in both three-month periods. The increase in interchange fees was primarily due to higher bank card processing volume in the three months ended June 30, 2007.

Dues and assessments increased 21.2% from $10.2 million in the three months ended June 30, 2006 to $12.4 million in the three months ended June 30, 2007, also as the result of increased bank card processing volume. Dues and assessments were 3.7% of total revenues in both the three months ended June 30, 2007 and the three months ended June 30, 2006.

Net revenue, which we define as total revenues less interchange fees and dues and assessments, increased 19.5% from $63.4 million in the three months ended June 30, 2006 to $75.8 million in the three months ended June 30, 2007.

Processing and servicing expense for the three months ended June 30, 2007 increased by $3.2 million, or 10.6%, compared with the three months ended June 30, 2006. The increase in processing and servicing expense was due primarily to costs associated with the increased bank card processing volume, and increases in the costs of operating our service center, particularly the costs of support personnel including field servicing managers and depreciation and amortization.

As a percentage of total revenue, processing and servicing expense decreased to 9.8% for the three months ended June 30, 2007 compared with 10.6% for the three months ended June 30, 2006. The decrease in processing and servicing as a percentage of total revenue for the three months ended June 30, 2007 was driven by leveraging the lower costs of our internally developed front-end processing system, HPS Exchange, and cost savings associated with our back-end processing system, Passport. Transactions processed on HPS Exchange represented approximately 73% of our total processing transactions during the three months ended June 30, 2007, compared to 62% during the three months ended June 30, 2006. We expect the increasing share of HPS Exchange in our total bank card merchant base to continue in the future. In addition, we completed our conversion to our internally developed back-end processing system, Passport, on May 1, 2006, which is resulting in cost savings in providing back-end services. Included in processing and servicing expense was $618,000 of payroll processing costs in the three months ended June 30, 2007, a decrease of 9.8% from $685,000 recorded in the three months ended June 30, 2006.

Customer acquisition costs increased 36.8% from $8.3 million in the three months ended June 30, 2006 to $11.4 million in the three months ended June 30, 2007. An increase in amortization of signing bonuses mostly as a result of growth in new merchant accounts was primarily responsible for the increase in the customer acquisition costs. Customer acquisition costs for the three months ended June 30, 2007 and 2006 included the following components (in thousands of dollars):

	Three Months Ended June 30,
	2007	2006
Amortization of signing bonuses, net	$7,733	$5,541
Amortization of capitalized customer deferred acquisition costs	3,458	3,251
Increase in accrued buyout liability	3,866	3,383
Capitalized customer deferred acquisition costs	(3,674)	(3,852)

Total Customer Acquisition Costs	$11,383	$8,323

Depreciation and amortization expenses increased 15.5%, from $1.4 million in the three months ended June 30, 2006 to $1.7 million in the three months ended June 30, 2007. The increase was primarily due to the purchase of information technology equipment to support the network and the continuing development of HPS Exchange and Passport. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over three to five years. The amount capitalized increased from $0.5 million in the three months ended June 30, 2006 to $0.9 million in the three months ended June 30, 2007. The total amount of capitalized costs for projects placed in service in the three months ended June 30, 2007 and the three months ended June 30, 2006 was $1.2 million and $0.9 million, respectively.

General and administrative. General and administrative expenses increased 16.6%, from $11.8 million in the three months ended June 30, 2006 to $13.7 million in the three months ended June 30, 2007. The increase was primarily due to added costs to continue building our corporate, information technology and marketing infrastructure which are necessary to support our growth and our marketing and product development initiatives.

General and administrative expenses as a percentage of total revenue for the three months ended June 30, 2007 was 4.1%, down from 4.2% for the three months ended June 30, 2006. General and administrative expenses in the three months ended June 30, 2006 included $335,000 for matching payroll tax expense related to gains employees realized on their exercise of non-qualified stock options. SFAS No. 123R share-based compensation expense was $412,000 and $229,000 in the three months ended June 30, 2007 and 2006, respectively. Our payroll operation’s general and administrative expenses increased by 38.1%, from $718,000 in the three months ended June 30, 2006 to $992,000 in the three months ended June 30, 2007.

Income from operations. For the reasons described above, our income from operations, which we also refer to as operating income, improved from $12.3 million for the three months ended June 30, 2006 to $16.3 million for the three months ended June 30, 2007. Our operating margin, which is measured as operating income divided by net revenue, was 21.5% for the three months ended June 30, 2007, compared to 19.4% for the three months ended June 30, 2006.

Interest income. Interest income increased from $314,000 in the three months ended June 30, 2006 to $517,000 in the three months ended June 30, 2007, due primarily to an increase in the amount of cash available for investment and higher interest rates.

Interest expense. Interest expense for the three months ended June 30, 2007 of $233,000 was essentially unchanged from interest expense of $224,000 for the three months ended June 30, 2006. Most of our interest expense arises from the practice of having our sponsor bank advance interchange fees to most of our merchants. These advances to our merchants are funded first with our cash available for investment, then by incurring a payable to our sponsor bank when that cash has been expended. We pay the sponsor bank the prime rate on these payables.

Income Tax. Income taxes for the three months ended June 30, 2007 were $6.2 million, reflecting an effective tax rate of 37.2%. This represented a reduction from an effective tax rate of 39.9% for the three months ended June 30, 2006, which resulted in income tax expense of $4.9 million. The reduction in the effective tax rate was due to lower state income taxes due to revising state income sourcing approaches in the third quarter of 2006.

Net income. As a result of the above factors, net income increased from $7.4 million for the three months ended June 30, 2006 to $10.4 million for the three months ended June 30, 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Six Months Ended June 30, 2007	% of Total Revenue	Six Months Ended June 30, 2006	% of Total Revenue	Change
					Amount	%
Total Revenues	$617,657	100.0%	$515,117	100.0%	$102,540	19.9%
Costs of Services:
Interchange	450,562	72.9%	376,770	73.1%	73,792	19.6%
Dues and assessments	22,857	3.7%	18,812	3.7%	4,045	21.5%
Processing and servicing	64,094	10.4%	57,762	11.2%	6,332	11.0%
Customer acquisition costs	21,774	3.5%	16,495	3.2%	5,279	32.0%
Depreciation and amortization	3,385	0.5%	2,801	0.5%	584	20.8%

Total costs of services	562,672	91.1%	472,640	91.8%	90,032	19.0%
General and administrative	28,034	4.5%	23,790	4.6%	4,244	17.8%

Total expenses	590,706	95.6%	496,430	96.4%	94,276	19.0%

Income from operations	26,951	4.4%	18,687	3.6%	8,264	44.2%

Other income (expense):
Interest income	976	0.2%	568	0.1%	408	71.8%
Interest expense	(345)	(0.1)%	(344)	(0.1)%	(1)	0.3%
Other, net	(90)	—	831	0.2%	(921)	(110.8)%

Total other income (expense)	541	0.1%	1,055	0.2%	(514)	(48.7)%

Income before income taxes	27,492	4.5%	19,742	3.8%	7,750	39.3%
Provision for income taxes	10,238	1.7%	7,909	1.5%	2,329	29.4%

Net income	$17,254	2.8%	$11,833	2.3%	$5,421	45.8%

Total Revenues. Total revenues increased by 19.9%, from $515.1 million in the six months ended June 30, 2006 to $617.7 million in the six months ended June 30, 2007, primarily as a result of a $100.7 million, or 20.0%, increase in our bank card processing revenues. The breakout of our total revenues for the six months ended June 30, 2007 and 2006 was as follows (in thousands of dollars):

	Six Months Ended June 30,		Change from Prior Year
	2007	2006	Amount	%
Bank card processing revenues, gross	$603,079	$502,379	$100,700	20.0%
Payroll processing revenues	5,034	3,131	1,903	60.8%
Equipment-related income	9,544	9,607	(63)	(0.7)%

Total Revenues	$617,657	$515,117	$102,540	19.9%

The increase in our gross bank card processing revenues from $502.4 million in the six months ended June 30, 2006 to $603.0 million in the six months ended June 30, 2007 was primarily due to higher bank card processing volume. Our bank card processing volume for the six months ended June 30, 2007 increased 21.2% to $24.5 billion, compared to $20.2 billion for the six months ended June 30, 2006. The increase in bank card processing volume was primarily attributable to a net increase in bank card merchant accounts, with the number of bank card merchant accounts growing by approximately 17.8% from 124,800 as of June 30, 2006 to 146,975 as of June 30, 2007. The increase in new bank card merchant accounts during this period was primarily the result of the growth in our sales force, combined with improved production from our existing sales force as previous additions to the sales force gain experience and seasoning.

Payroll processing revenues increased by 60.8%, from $3.1 million in the six months ended June 30, 2006 to $5.0 million in the six months ended June 30, 2007, primarily due to the 57.0% increase in the number of payroll processing customers from 3,482 at June 30, 2006 to 5,467 at June 30, 2007. Payroll processing revenues include processing fees and the interest income we earn on funds held for customers. Payroll processing fees increased by 60.4% from $2.9 million in the six months ended June 30, 2006 to $4.6 million in the six months ended June 30, 2007 and interest income earned on funds held for customers increased by 64.8% from $262,000 in the six months ended June 30, 2006 to $432,000 in the six months ended June 30, 2007.

Equipment-related income of $9.5 million for the six months ended June 30, 2007 declined slightly from equipment related revenues for the six months ended June 30, 2006. This was primarily due to a decline of $108,000 in revenues from prepaid card and stored-value card systems at our Debitek, Inc. subsidiary.

Costs of services. Costs of services increased 19.0% from $472.6 million in the six months ended June 30, 2006 to $562.7 million in the six months ended June 30, 2007, due primarily to an increase in interchange fees. Costs of services represented 91.1% of total revenues in the six months ended June 30, 2007 and 91.8% in the six months ended June 30, 2006.

Interchange fees increased 19.6% from $376.8 million in the six months ended June 30, 2006 to $450.6 million in the six months ended June 30, 2007, and represented 72.9% of total revenues in the six months ended June 30, 2007 and 73.1% in the six months ended June 30, 2006. The increase in interchange fees was primarily due to higher bank card processing volume in the current year. Interchange expense for the six months ended June 30, 2006 included a $2.0 million charge reflecting a first quarter of 2006 change in our estimate of the amount of on-line debit interchange expense we accrue. The change in estimate was based on new information which became available to us.

Dues and assessments increased 21.5% from $18.8 million in the six months ended June 30, 2006 to $22.9 million in the six months ended June 30, 2007, also as the result of increased bank card processing volume. Dues and assessments were 3.7% of total revenues in both the six months ended June 30, 2007 and the six months ended June 30, 2006.

Net revenue, which we define as total revenues less interchange fees and dues and assessments, increased 20.7% from $119.5 million in the six months ended June 30, 2006 to $144.2 million in the six months ended June 30, 2007.

Processing and servicing expense for the six months ended June 30, 2007 increased by $6.3 million, or 11.0%, compared with the six months ended June 30, 2006. The increase in processing and servicing expense was due primarily to costs associated with the increased bank card processing volume, and increases in the costs of operating our service center, particularly the costs of support personnel including field servicing managers and depreciation and amortization.

As a percentage of total revenue, processing and servicing expense was 10.4% for the six months ended June 30, 2007 compared with 11.2% for the six months ended June 30, 2006. The decrease in processing and servicing as a percentage of total revenue for the six months ended June 30, 2007 was driven by leveraging the lower costs of our internally developed front-end processing system,

HPS Exchange, and cost savings associated with our back-end processing system, Passport. Transactions processed on HPS Exchange represented approximately 72% of our total processing transactions during the six months ended June 30, 2007, compared to 60% during the six months ended June 30, 2006. We expect the increasing share of HPS Exchange in our total bank card merchant base to continue in the future and we also expect to realize the lower cost benefits of processing on Passport in future periods. We completed our conversion to Passport in May 2006. Included in processing and servicing expense was $1.3 million of payroll processing costs in the six months ended June 30, 2007, which increased 2.3% from $1.2 million recorded in the six months ended June 30, 2006.

Customer acquisition costs increased 32.0% from $16.5 million in the six months ended June 30, 2006 to $21.8 million in the six months ended June 30, 2007. An increase in amortization of signing bonuses mostly as a result of new merchant account installations was primarily responsible for the increase in the customer acquisition costs. Customer acquisition costs for the six months ended June 30, 2007 and 2006 included the following components (in thousands of dollars):

	Six Months Ended June 30,
	2007	2006
Amortization of signing bonuses, net	$14,623	$10,408
Amortization of capitalized customer deferred acquisition costs	6,630	6,396
Increase in accrued buyout liability	7,250	8,083
Capitalized customer deferred acquisition costs	(6,729)	(8,392)

Total Customer Acquisition Costs	$21,774	$16,495

Depreciation and amortization expenses increased 20.8%, from $2.8 million in the six months ended June 30, 2006 to $3.4 million in the six months ended June 30, 2007. The increase was primarily due to the purchase of information technology equipment to support the network and the continuing development of HPS Exchange and Passport. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over three to five years. The amount capitalized increased from $1.3 million in the six months ended June 30, 2006 to $2.0 million in the six months ended June 30, 2007. The total amount of capitalized costs for projects placed in service in each of the six months ended June 30, 2007 and 2006 was $1.3 million.

General and administrative. General and administrative expenses increased 17.8%, from $23.8 million in the six months ended June 30, 2006 to $28.0 million in the six months ended June 30, 2007. The increase was primarily due to added costs to continue building our corporate, information technology and marketing infrastructure which are necessary to support our growth and our marketing and product development initiatives.

General and administrative expenses as a percentage of total revenue for the six months ended June 30, 2007 was 4.5%, down from 4.6% for the six months ended June 30, 2006. General and administrative expenses in the six months ended June 30, 2007 included $68,000 for matching payroll tax expense related to gains employees realized on their exercise of non-qualified stock options, compared to $1.0 million in the six months ended June 30, 2006. SFAS No. 123R share-based compensation expense was $801,000 and $461,000 in the six months ended June 30, 2007 and 2006, respectively. Our payroll operation’s general and administrative expenses increased by 34.1%, from $1.4 million in the six months ended June 30, 2006 to $1.9 million in the six months ended June 30, 2007.

Income from operations. For the reasons described above, our income from operations, which we also refer to as operating income, improved from $18.7 million for the six months ended June 30, 2006 to $27.0 million for the six months ended June 30, 2007. Our operating margin, which is measured as operating income divided by net revenue, was 18.7% for the six months ended June 30, 2007, compared to 15.6% for the six months ended June 30, 2006. Our operating income and operating margin for the six months ended June 30, 2006 was unfavorably impacted by the $2.0 million recorded for the change in estimate of debit interchange expense; excluding that amount, our operating margin would have been 17.0% for the six months ended June 30, 2006.

Interest income. Interest income increased from $568,000 in the six months ended June 30, 2006 to $976,000 in the six months ended June 30, 2007, due primarily to an increase in the amount of cash available for investment and higher interest rates.

Interest expense. Interest expense of $345,000 in the six months ended June 30, 2007 increased slightly from $344,000 in the six months ended June 30, 2006. Most of our interest expense arises from the practice of having our sponsor bank advance interchange fees to most of our merchants. These advances to our merchants are funded first with our cash available for investment, then by incurring a payable to our sponsor bank when that cash has been expended. We pay the sponsor bank the prime rate on these payables.

Other, net. Other income of $0.8 million was recorded in the six months ended June 30, 2006 primarily reflecting a gain from the proceeds received from a legal settlement.

Income Tax. Income taxes for the six months ended June 30, 2007 were $10.2 million, reflecting an effective tax rate of 37.2%. This represented a reduction from an effective tax rate of 40.1% for the six months ended June 30, 2006, which resulted in income tax expense of $7.9 million. The reduction in the effective tax rate was due to lower state income taxes due to revising state income sourcing approaches in the third quarter of 2006.

Net income. As a result of the above factors, net income increased from $11.8 million for the six months ended June 30, 2006 to $17.3 million for the six months ended June 30, 2007.

Balance Sheet Information

	June 30, 2007	December 31, 2006
	(in thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$27,290	$16,054
Funds held for payroll customers	20,788	16,960
Receivables, net	118,496	107,154
Current tax asset	17,763	19,227
Capitalized customer acquisition costs, net	63,820	56,705
Property and equipment, net	32,744	23,135
Total assets	296,110	251,768

Due to sponsor bank	52,538	27,253
Accounts payable	20,101	16,936
Deposits held for payroll customers	20,788	16,960
Accrued buyout liability:
Current portion	12,243	11,519
Long term portion	23,554	21,774
Total liabilities	149,978	112,475
Total stockholders’ equity	146,132	139,293

June 30, 2007 Compared to December 31, 2006

Total assets increased $44.3 million, or 17.6%, to $296.1 million at June 30, 2007 from $251.8 million at December 31, 2006, primarily due to increases in cash and cash equivalents, funds held for payroll customers, receivables, capitalized customer acquisition costs, and property and equipment, net. Cash and cash equivalents increased by $11.2 million or 70.0% as the result of cash flow (see “—Liquidity and Capital Resources” for more detail). Funds held for payroll customers increased $3.8 million, or 22.6%, to $20.8 million at June 30, 2007 from $17.0 million at December 31, 2006 primarily due to increased tax escrow funds generated in our payroll processing activities. Our liability for deposits held for payroll customers increased by the same amount.

Our receivables primarily result from our practice of advancing interchange fees to most of our merchants during the processing month and collecting those fees from our merchants at the beginning of the following month. We use our available cash to fund a portion of the advances of interchange fees to our merchants, then when available cash has been expended, we direct our sponsor bank to make the advances, thus generating a payable to our sponsor bank. At June 30, 2007 and December 31, 2006, we used $30.1 million and $44.6 million, respectively, of our available cash to fund merchant advances. The amount due to our sponsor bank for funding advances was $52.5 million at June 30, 2007 and $27.3 million at December 31, 2006. The payable to our sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants. Our total receivables increased $11.3 million, or 10.6%, to $118.5 million at June 30, 2007 from $107.2 million at December 31, 2006 mostly due to the increase in June 2007 monthly bank card processing volume. For the month of June 2007, our processing volume was $4.6 billion, compared to $4.1 billion of processing volume in the month of December 2006.

Capitalized customer acquisition costs increased $7.1 million, or 12.5%, from December 31, 2006 as a result of increases in the number of merchants we service. Property and equipment increased $9.6 million, or 41.5%, primarily due to spending $8.7 million during the six months ended June 30, 2007 on the construction of our new service center in Jeffersonville, Indiana. We also continued building our technology infrastructure, primarily hardware and software needed for the expansion of HPS Exchange and Passport.

Our current tax assets decreased $1.5 million primarily due to the tax liability resulting from the provision for income taxes recorded during the six months ended June 30, 2007. Partially offsetting this decrease were tax benefits of $3.8 million we recorded from employee stock option exercises during the six months ended June 30, 2007. These tax benefits reflect tax deductions which accrued to us when our employees exercised non-qualified stock options and made disqualifying dispositions of shares acquired through the exercise of incentive stock options.

Total stockholders’ equity increased $6.8 million from December 31, 2006 primarily due to our net income of $17.3 million recorded for the six months ended June 30, 2007, proceeds received from the exercise of employee stock options, which amounted to $4.5 million, and tax benefits recorded in additional-paid-in capital related to employees’ exercise of stock options and related tax benefits, which contributed $3.8 million. Stockholders’ equity was reduced by $15.3 million for the cost of purchasing 606,500 treasury shares, and $3.8 million for dividends declared on common stock.

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

Our cash needs are funded primarily by cash flow from our operating activities and our agreement with our sponsor bank to fund merchant advances. We believe that our current cash and investment balances, cash generated from operations and our agreement with our sponsor bank to fund merchant advances will provide sufficient liquidity to meet our anticipated needs for capital for at least the next twelve months, and currently anticipate no liquidity challenges over a longer term. Our working capital, defined as current assets less current liabilities, was positive at June 30, 2007 and December 31, 2006. Working capital at June 30, 2007 declined by $7.4 million from December 31, 2006 primarily due to spending $15.3 million in the six months ended June 30, 2007 for the repurchase of 606,500 shares of our common stock. Each funding source and use is described in more detail below.

At June 30, 2007, we had cash and cash equivalents totaling $27.3 million, compared to cash and cash equivalents of $16.1 million at December 31, 2006.

Cash Flow Provided by (Used in) Operating Activities. We reported net cash provided by operating activities of $37.5 million in the six months ended June 30, 2007, compared to net cash used in operating activities of $15.0 million in the six months ended June 30, 2006.

Our reported cash flow from operating activities for both periods was impacted by the cash flow reporting requirements of SFAS No. 123R and SFAS No. 95, Statement of Cash Flow, as amended. These statements require the amount of tax benefits resulting from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options in excess of the amount of SFAS No. 123R compensation cost recognized (referred to as “excess tax benefits” in this document), to be classified as a cash inflow from financing activities on our Statement of Cash Flow and a cash outflow from operating activities. For the six months ended June 30, 2007 and 2006, our operating cash flow was reduced by the classification of $3.8 million and $25.2 million, respectively, of excess tax benefits as cash inflow from financing activities.

The following table presents the components of our cash flow from operating activities for the six months ended June 30, 2007 and 2006 including reductions for the amounts of tax benefits actually realized for excess tax benefits generated. The amounts actually realized were $7.0 million and $4.2 million, respectively, in the six months ended June 30, 2007 and 2006. These reductions of our income tax payments in the six-month periods would have been classified as a cash outflow from operating activities and a cash inflow from financing activities under the previous cash flow presentation requirements of APB No. 25. Before reducing our cash flows from operating activities for the $3.8 million and $25.2 million current tax receivables generated by excess tax benefits during the six months ended June 30, 2007 and 2006, and including a reduction for the $7.0 million and $4.2 million of realized income tax benefits in the six months ended June 30, 2007 and 2006, our cash flow from operations for the six months ended June 30, 2007 and 2006 would have been a positive $34.4 million and $6.0 million, respectively. Of the $17.8 million current tax asset balance on our balance sheet as of June 30, 2007, $10.0 million was realized in July 2007 by recapturing income taxes paid in 2005. The remaining current tax asset is expected to be recovered as reductions of future period estimated tax payments.

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Net income	$17,254	$11,833
Adjustments for non-cash items included in net income:
Amortization and depreciation	25,507	20,367
Addition to loss reserves	1,122	700
Share-based compensation	801	461
Deferred taxes	90	(101)
Other	172	—
Adjustments for changes in operating assets and liabilities:
Payment of signing bonuses, net	(21,639)	(15,955)
Payouts of accrued buyout liability	(4,746)	(6,144)
Excess tax benefits realized as reductions of actual estimated tax payments	(7,000)	(4,200)
Other changes in operating assets and liabilities, net	22,799	(951)

Cash flow from operating activities before deduction of the current receivable for excess tax benefits	34,360	6,010

Less:
Decrease (increase) in current receivable for excess tax benefits	3,180	(21,004)

Net cash provided by (used in) operating activities	$37,540	$(14,994)

Key sources of operating cash flows were our net income as adjusted for deferred taxes, depreciation and amortization, and share-based compensation expense. Other major determinants of operating cash flow are net signing bonus payments, which consume increasing amounts of operating cash as our new merchant installation activity rises, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout liability” for more information. Net signing bonuses of $21.6 million and $16.0 million, respectively, were paid in the six months ended June 30, 2007 and 2006. In the six months ended June 30, 2007 and 2006, we reduced the accrued buyout liability by making buyout payments of $4.7 million and $6.1 million, respectively.

Contained within other changes in operating assets and liabilities are the changes in our receivables and due to sponsor bank. We use our available cash to fund a portion of the advances of interchange fees we make to our merchants. Advances to our merchants, which generate a receivable from our merchants, are funded first with our available cash, then by incurring a payable to our sponsor bank when that cash has been expended. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants. During the six months ended June 30, 2007, our receivables increased $11.3 million, while our due to sponsor bank was increased by $25.3 million. All other operating assets and liabilities generated a net increase in operating cash of $8.9 million during the six months ended June 30, 2007.

Cash Flow Used in Investing Activities. Net cash used in investing activities was $15.5 million for the six months ended June 30, 2007, compared to $10.2 million for the six months ended June 30, 2006. In January 2006, we made a $0.5 million strategic investment in convertible preferred stock issued by Parcxmart Technologies, Inc. (“Parcxmart”). In June 2007, we made an additional investment of $1.2 million in Parcxmart convertible preferred stock. In February 2006, we acquired Debitek, Inc. for a net cash payment of $3.5 million.

During each period, we used cash to fund capital expenditures. Total capital expenditures for the six months ended June 30, 2007 were $14.0 million, an increase of $7.7 million from the $6.3 million invested in the six months ended June 30, 2006. The increase in capital expenditures was primarily related to construction of our new Service Center facility, which commenced in 2006. During the six months ended June 30, 2007 and 2006, we spent $8.7 million and $2.3 million, respectively, on our new Service Center. See “—Contractual Obligations” for more detail regarding cumulative cash outlays and expected funding requirements related to our new Service Center. We also continued building our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and Passport. We anticipate that these expenditures will continue near current levels as we further develop our technology.

Cash Flow (Used In) Provided by Financing Activities. Net cash used by financing activities was $10.8 million for the six months ended June 30, 2007, which compares to net cash provided by financing activities of $25.5 million for the six months ended June 30, 2006. Cash flow from financing activities for the six months ended June 30, 2007 was negative primarily because we used cash to repurchase our common stock. See “— Common Stock Repurchases” for more information on our common stock repurchases authorization. Cash flow from financing activities for the six months ended June 30, 2006 was positive primarily due to excess tax benefits arising from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options.

We used $15.3 million of cash to repurchase 606,500 shares of our common stock during the six months ended June 30, 2007, compared to $20.2 million of cash to repurchase 873,900 shares of our common stock during the six months ended June 30, 2006. During the six months ended June 30, 2007 and 2006, employees exercised stock options generating cash proceeds in the aggregate of $4.5 million and $20.6 million, respectively. Cash proceeds received from the exercise of employee stock options were applied to repurchase shares of our common stock.

Cash dividends paid in the six months ended June 30, 2007 were $3.8 million. No dividends were declared or paid in the six months ended June 30, 2006. See “— Dividends on Common Stock” for more information on our common stock dividends.

Financing cash activities for both periods were favorably impacted by excess tax benefits which resulted from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options. During the six months ended June 30, 2007 and 2006, we reported as a financing cash inflow, $3.8 million and $25.2 million, respectively of excess tax benefits resulting from employees exercising stock options. We actually realized tax benefits of $7.0 million and $4.2 million, respectively, in the six months ended June 30, 2007 and 2006 for excess tax benefits resulting from employees exercising stock options. See “— Cash Flow Provided by (Used in) Operating Activities” for more detail.

Common Stock Repurchases. On January 13, 2006, our Board of Directors authorized management to repurchase up to the lesser of (a) 1,000,000 shares of our common stock or (b) $25,000,000 worth of our common stock in the open market. On August 1, 2006, our Board of Directors authorized management to repurchase up to an additional 1,000,000 shares of our common stock in the open market using proceeds from the issuance of stock options. On May 3, 2007, the Board of Directors eliminated the restriction in the August 1, 2006 repurchase authorization which required management to use only proceeds from the issuance of stock options for repurchases, and increased the total remaining authorized number of shares to be repurchased to 2,000,000. The Board of Directors authorized management to purchase up to 1,000,000 shares at purchase prices within management’s discretion. We intend to use these authorizations to repurchase shares opportunistically as a means of offsetting dilution from shares issued upon the exercise of options under employee benefit plans. We have no obligation to repurchase shares under the authorization, and the specific timing and amount of the stock repurchase will vary based on market conditions, securities law limitations and other factors. The stock repurchase will be executed utilizing general corporate funds.

Under these authorizations, we repurchased an aggregate of 1,689,700 shares of our common stock during 2006 and the six months ended June 30, 2007 at a cost of $40.8 million, or $24.17 per share. During the six months ended June 30, 2007 and 2006, we repurchased 606,500 shares and 873,900 shares, respectively, of our common stock at average per share costs of $25.24 and $23.09. At June 30, 2007, we have remaining authorization to repurchase up to 1,432,300 additional shares of our common stock.

Dividends on Common Stock. On August 1, 2006, our Board of Directors declared the first quarterly cash dividend on our common stock. The following table summarizes quarterly cash dividends declared and paid on our common stock since that date:

Date Declared	Record Date	Date paid	Amount Paid Per Common Share
Six Months Ended June 30, 2007:
February 12, 2007	February 23, 2007	March 15, 2007	$0.05
May 3, 2007	May 25, 2007	June 15, 2007	$0.05
Twelve Months Ended December 31, 2006:
August 1, 2006	August 25, 2006	September 15, 2006	$0.025
November 2, 2006	November 24, 2006	December 15, 2006	$0.025

On July 30, 2007, our Board of Directors declared a quarterly cash dividend of $0.075 per share of common stock, payable on September 15, 2007 to stockholders of record as of August 24, 2007.

Contractual Obligations. The Visa and MasterCard networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of our transactions involve the delivery of the product or service at the time of the transaction, a good estimate of our exposure to chargebacks is the last four months’ processing volume on our portfolio, which was $17.4 billion and $15.1 billion for the four months ended June 30, 2007 and December 31, 2006, respectively. However, for the four months ended June 30, 2007 and December 31, 2006, we were presented with $9.0 million and $8.4 million, respectively, of chargebacks by issuing banks. In the six months ended June 30, 2007 and the 2006 full year, we incurred merchant credit losses of $1.0 million and $1.9 million, respectively, on total dollar volume processed of $24.5 billion and $43.3 billion, respectively. These credit losses are included in processing and servicing expense in our consolidated statements of income.

The following table reflects our significant contractual obligations as of June 30, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Processing providers (a)	$19,006	$7,389	$8,960	$2,657	$—
Financing arrangement (expected payments, including interest)	28	28	—	—	—
Telecommunications providers	3,557	1,375	806	1,376	—
Office and equipment leases	4,872	1,612	1,651	1,293	316
Land, construction and equipment (b)	13,035	12,726	309	—	—

	$40,498	$23,130	$11,726	$5,326	$316

(a)	We have agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. These third-party processors include TSYS Acquiring Solutions, KeyBank, N.A., First Data Corporation, Chase Paymentech Solutions and Global Payments, Inc. Our agreements with third-party processors require us to submit a minimum monthly number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay them the fees that they would have received if we had submitted the required minimum number or volume of transactions.
(b)	These amounts relate to contractual commitments we have for developing land and constructing our new Service Center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with the development of this site. Through June 30, 2007, we have spent approximately $14.6 million of our cash on our new Service Center, including $1.7 million to acquire land, and over the next twelve to fifteen months we expect to spend approximately $31.0 million more on its development, including the contractual obligations in the above table. We are currently negotiating a credit facility with a financial institution for financing these development costs and we expect to have the credit facility in place by September 30, 2007.

In addition, we record a payable to KeyBank, N.A., our sponsor bank, each month in conjunction with our monthly processing activities. This amount was $52.5 million as of June 30, 2007. This amount is repaid on the first business day of the following month out of the fees collected from our merchants.

Unrecognized Tax Benefits. As of the FIN 48 adoption date of January 1, 2007, we had gross tax affected unrecognized tax benefits of approximately $0.8 million. See “— Critical Accounting Estimates — Income Taxes.” As of June 30, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits has been excluded from the above commitment and contractual obligations table.

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

Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is to changes in interest rates. During each month, KeyBank advances interchange fees to most of our merchants so that during the month we apply a portion of our available cash to fund these advances and we build up a significant payable to KeyBank, bearing interest at the prime rate. At June 30, 2007, our payable to KeyBank was $52.5 million. This advance is repaid on the first business day of the following month out of fee collections from our merchants. During the quarter ended June 30, 2007 the average daily interest-bearing balance of that payable was approximately $11.4 million and was directly related to our processing volume. A hypothetical 100 basis point change in short-term interest rates would result in a change of approximately $114,000 in annual pre-tax income.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities of up to three years. At June 30, 2007, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $18,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $39,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $18,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $39,000.

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

Changes in Internal Controls

During the quarter ended June 30, 2007, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

(a) None

(b) Not applicable

(c) Purchases of Equity Securities

On January 13, 2006, our Board of Directors authorized management to repurchase up to the lesser of (a) 1,000,000 shares of our common stock or (b) $25,000,000 worth of our common stock in the open market. On August 1, 2006, our Board of Directors authorized management to repurchase up to 1,000,000 shares of our common stock in the open market using the proceeds from the exercise of stock options. On May 3, 2007, the Board of Directors eliminated the restriction in the August 1, 2006 repurchase authorization which required management to use only proceeds from the issuance of stock options for repurchases, and increased the total remaining authorized number of shares to be repurchased to 2,000,000. As of June 30, 2007, we had remaining authorization to purchase 1,432,300 shares of our common stock. We intend to use these authorizations to repurchase shares opportunistically as a means of offsetting dilution from shares issued upon the exercise of options under employee benefit plans. We have no obligation to repurchase shares under the authorization, and the specific timing and amount of the stock repurchase will vary based on market conditions, securities law limitations and other factors. The stock repurchase will be executed utilizing general corporate funds.

The following table presents information with respect to those purchases of our common stock made during the three months ended June 30, 2007:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 – 30, 2007	—	—	—		—
May 1 – 31, 2007	297,500	$25.14	297,500		1,716,300
June 1 – 30, 2007	284,000	$25.37	284,000		1,432,300

	581,500	$25.25	581,500	(a)

(a)	Total number of shares purchased as part of publicly announced plans were 1,689,700 shares at an average price of $24.17 per share.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The following proposal was voted upon at the Company’s 2007 Annual Meeting of Stockholders held on May 3, 2007:

(a)	To elect eight Directors to the Company’s Board of Directors for terms expiring at the 2008 Annual Meeting, or until their successors are duly elected and qualified as provided in the Company’s By-Laws.

The election of all eight Directors was approved at the annual meeting. The voting results were as follows:

Election of Directors:	Shares Voted For	Shares Withheld
Robert O. Carr	34,299,015	88,695
Scott L. Bok	34,358,338	29,372
Mitchell L. Hollin	34,358,191	29,519
Robert H. Niehaus	34,358,191	29,519
Marc J. Ostro, Ph.D.	34,300,944	86,766
Jonathan J. Palmer	34,307,790	79,920
George F. Raymond	34,296,392	91,318
Richard W. Vague	34,368,437	19,273

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

4.2	Registration Rights Agreement dated August 2, 2005 (Incorporated by reference to Exhibit 4.2 in the Registrant’s Form 8-A filed on August 4, 2005).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2007

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

	By:	/s/ Robert O. Carr
Robert O. Carr
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Robert H.B. Baldwin, Jr.
Robert H.B. Baldwin, Jr.
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
4.2	Registration Rights Agreement dated August 2, 2005 (Incorporated by reference to Exhibit 4.2 in the Registrant’s Form 8-A filed on August 4, 2005).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002