Form 10-Q
period 2007-09-30
HEARTLAND PAYMENT SYSTEMS INC
filed 2007-11-06
CIK 1144354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 1, 2007, there were 37,478,786 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$37,739	$16,054
Funds held for payroll customers	18,803	16,960
Receivables, net	113,609	107,154
Investments	2,756	1,082
Inventory	2,932	2,252
Prepaid expenses	2,815	2,030
Current tax asset	7,805	19,227
Current deferred tax assets, net	685	757

Total current assets	187,144	165,516
Capitalized customer acquisition costs, net	67,202	56,705
Deferred tax assets, net	4,935	4,562
Property and equipment, net	42,330	23,135
Goodwill and intangible assets	2,004	1,757
Deposits and other assets	98	93

Total assets	$303,713	$251,768

Liabilities and stockholders’ equity
Current liabilities:
Due to sponsor bank	$39,848	$27,253
Accounts payable	20,138	16,936
Deposits held for payroll customers	18,803	16,960
Current portion of accrued buyout liability	12,749	11,519
Merchant deposits and loss reserves	11,709	8,210
Accrued expenses and other liabilities	13,643	9,649
Current portion of borrowings and financing arrangements	—	174

Total current liabilities	116,890	90,701
Reserve for unrecognized tax benefits	1,142	—
Long-term portion of accrued buyout liability	25,196	21,774

Total liabilities	143,228	112,475

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity
Common Stock, $.001 par value, 100,000,000 shares authorized, 39,615,672 and 38,488,880 shares issued at September 30, 2007 and December 31, 2006; 37,875,972 and 37,405,680 shares outstanding at September 30, 2007 and December 31, 2006	40	38
Additional paid-in capital	170,056	153,997
Accumulated other comprehensive loss	(39)	(21)
Retained earnings	32,747	10,804
Treasury stock, at cost, 1,739,700 and 1,083,200 shares at September 30, 2007 and December 31, 2006	(42,319)	(25,525)

Total stockholders’ equity	160,485	139,293

Total liabilities and stockholders’ equity	$303,713	$251,768

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total Revenues	$354,615	$293,930	$972,272	$809,047
Costs of Services:
Interchange	260,876	215,656	711,438	592,426
Dues and assessments	13,061	10,920	35,918	29,732
Processing and servicing	35,638	30,894	99,732	88,656
Customer acquisition costs	11,557	8,774	33,331	25,269
Depreciation and amortization	1,642	1,602	5,027	4,403

Total costs of services	322,774	267,846	885,446	740,486
General and administrative	12,493	11,699	40,527	35,489

Total expenses	335,267	279,545	925,973	775,975

Income from operations	19,348	14,385	46,299	33,072

Other income (expense):
Interest income	474	291	1,450	859
Interest expense	(242)	(264)	(587)	(608)
Other, net	(781)	—	(871)	831

Total other income (expense)	(549)	27	(8)	1,082

Income before income taxes	18,799	14,412	46,291	34,154
Provision for income taxes	7,014	4,273	17,252	12,182

Net income	$11,785	$10,139	$29,039	$21,972

Net income	$11,785	$10,139	$29,039	$21,972
Other comprehensive income, net of tax: Unrealized (losses) gains on investments	(14)	9	(18)	7

Comprehensive income	$11,771	$10,148	$29,021	$21,979

Earnings per common share:
Basic	$0.31	$0.27	$0.77	$0.61
Diluted	$0.30	$0.25	$0.73	$0.55

Weighted average number of common shares outstanding:
Basic	37,615	36,939	37,592	36,096
Diluted	39,714	39,955	39,837	39,921

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit)	Stock	Equity
Nine Months Ended September 30, 2006:
Balance, January 1, 2006	34,200	$34	$96,417	$(26)	$(15,879)	$(495)	$80,051

Issuance of Common Stock – options exercised	3,971	4	25,719	—	—	—	25,723
Excess tax benefit on stock options exercised under SFAS No. 123R	—	—	27,661	—	—	—	27,661
Repurchase of Common Stock	(1,039)	—	—	—	—	(24,444)	(24,444)
Stock-based compensation under SFAS No. 123R	—	—	764	—	—	—	764
Accumulated other comprehensive income	—	—	—	7	—	—	7
Dividends on Common Stock	—	—	—	—	(928)	—	(928)
Net income for the period	—	—	—	—	21,972	—	21,972

Balance September 30, 2006	37,132	$38	$150,561	$(19)	$5,165	$(24,939)	$130,806

Nine Months Ended September 30, 2007:
Balance, January 1, 2007	37,406	$38	$153,997	$(21)	$10,804	$(25,525)	$139,293

Cumulative effect of change in accounting principal – FIN No. 48	—	—	—	—	(514)	—	(514)
Issuance of Common Stock – options exercised	1,103	2	8,023	—	—	—	8,025
Issuance of Common Stock – secondary offering	24	—	25	—	—	—	25
Excess tax benefit on stock options exercised under SFAS No. 123R	—	—	6,729	—	—	—	6,729
Repurchase of Common Stock	(657)	—	—	—	—	(16,794)	(16,794)
Stock-based compensation under SFAS No. 123R	—	—	1,282	—	—	—	1,282
Accumulated other comprehensive loss	—	—	—	(18)	—	—	(18)
Dividends on Common Stock	—	—	—	—	(6,582)	—	(6,582)
Net income for the period	—	—	—	—	29,039	—	29,039

Balance September 30, 2007	37,876	$40	$170,056	$(39)	$32,747	$(42,319)	$160,485

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$29,039	$21,972
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of capitalized customer acquisition costs	33,128	25,758
Other depreciation and amortization	6,322	5,537
Addition to loss reserves	1,833	1,068
Stock-based compensation	1,282	764
Deferred taxes	(300)	104
Other	172	—
Changes in operating assets and liabilities:
Increase in receivables	(6,455)	(3,500)
Increase in inventory	(680)	(546)
Payment of signing bonuses, net	(32,943)	(23,934)
Increase in capitalized customer acquisition costs	(10,682)	(12,235)
(Increase) decrease in prepaid expenses	(784)	544
Decrease in current tax asset	18,151	5,477
Increase in deposits and other assets	(4)	(3)
Excess tax benefits on options exercised under SFAS No. 123R	(6,729)	(27,661)
Increase in reserve for unrecognized tax benefits	628	—
Increase (decrease) in due to sponsor bank	12,595	(6,081)
Increase (decrease) in accounts payable	3,201	(585)
Increase in accrued expenses and other liabilities	3,993	2,178
Increase (decrease) in merchant deposits and loss reserves	1,666	(4,004)
Payouts of accrued buyout liability	(6,234)	(7,983)
Increase in accrued buyout liability	10,886	11,746

Net cash provided by (used in) operating activities	58,085	(11,384)

Cash flows from investing activities
Purchase of investments	(1,871)	(1,061)
Maturities of investments	290	687
Increase in funds held for payroll customers	(1,954)	(2,632)
Increase in deposits held for payroll customers	1,843	2,498
Acquisition of business, net of cash acquired	(300)	(3,453)
Purchases of property and equipment	(25,637)	(9,603)

Net cash used in investing activities	(27,629)	(13,564)

Cash flows from financing activities
Principal payments on borrowings and financing arrangements	(174)	(192)
Proceeds from exercise of stock options	8,025	25,723
Excess tax benefits on options exercised under SFAS No. 123R	6,729	27,661
Repurchase of common stock	(16,794)	(24,444)
Net proceeds from sale of common stock	25	—
Dividends paid on common stock	(6,582)	(928)

Net cash (used in) provided by financing activities	(8,771)	27,820

Net increase in cash and cash equivalents	21,685	2,872
Cash and cash equivalents at beginning of year	16,054	8,724

Cash and cash equivalents at end of period	$37,739	$11,596

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$500	$611
Income taxes	(1,253)	6,604
Supplemental schedule of non-cash activities:
Amortization of other assets	—	$71

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Operations

Basis of Financial Statement Presentation— The accompanying condensed consolidated financial statements include those of Heartland Payment Systems, Inc. (the “Company”) and its subsidiaries, Heartland Payroll Company (“HPC”) and Debitek, Inc. (“Debitek”). The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation. The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2007, its results of operations, changes in stockholders’ equity and cash flows for the nine months ended September 30, 2007 and 2006. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the December 31, 2006 Annual Report on Form 10-K. The December 31, 2006 condensed consolidated balance sheet was derived from the audited 2006 consolidated financial statements.

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

The Company carries receivables from its merchants resulting from the practice of advancing interchange fees to most of its merchants during the month and collecting those fees from merchants at the beginning of the following month. The Company uses its available cash to fund a portion of the advances of interchange fees to its merchants; when available cash has been expended, the Company directs its sponsor bank to make the advances, thus generating a payable to the sponsor bank. At September 30, 2007 and December 31, 2006, the Company used $37.1 million and $44.6 million, respectively, of its available cash to fund merchant advances. The amount due to the sponsor bank for funding advances was $39.8 million at September 30, 2007 and $27.3 million at December 31, 2006. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees the Company collects from its merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment.

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

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of September 30, 2007 and December 31, 2006.

Merchant Deposits and Loss Reserves— Disputes between a cardholder and a merchant periodically arise due to the cardholder’s dissatisfaction with merchandise quality or the merchant’s service, and the disputes may not always be resolved in the merchant’s favor. In some of these cases, the transaction is ‘‘charged back’’ to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, the Company is liable for the full amount of the transaction. The Company may have partial recourse to the Relationship Manager originally soliciting the merchant contract, if the Relationship Manager is still receiving income from the merchant’s processing activities. Under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other (“FIN 45”), the Company’s obligation to stand ready to perform is minimal. The Company maintains a deposit or the pledge of a letter of credit from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. The Company evaluates its ultimate risk and records an estimate of potential loss for chargebacks related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to recent bank card processing volume levels. The Company believes that the liability recorded as loss reserves approximates fair value.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

Accrued Buyout Liability— Relationship Managers and sales managers are paid residual commissions based on the gross margin generated by monthly merchant processing activity. The Company has the right, but is not obligated, to buy out some or all of these commissions, and intends to do so periodically. Such purchases of the commissions are at a fixed multiple of the last twelve months’ commissions. Because of the Company’s intent and ability to execute purchases of the residual commissions, and the mutual understanding between the Company and the Relationship Managers and sales managers, the Company has accounted for this deferred compensation arrangement pursuant to the substantive nature of the plan. The Company therefore records the amount that it would have to pay (the ‘‘settlement cost’’) to buy out non-servicing related commissions in their entirety from vested Relationship Managers and sales managers, and an accrual, based on their progress towards vesting, for those unvested Relationship Managers and sales managers who are expected to vest in the future. As noted above, as the liability increases over the first year of a merchant contract, the Company also records a related deferred acquisition cost asset for currently vested Relationship Managers and sales managers. The accrued buyout liability associated with unvested Relationship Managers and sales managers is not included in the deferred acquisition cost asset since future services are required in order to vest. Subsequent changes in the settlement cost, due to account attrition, same-store sales growth and changes in gross margin, are included in the same income statement caption as customer acquisition cost amortization expense.

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

Revenue— Revenues are mainly comprised of gross processing revenue, payroll processing revenue and equipment-related income. Gross processing revenue primarily consists of discount fees and per-transaction and periodic (primarily monthly) fees from the processing of Visa and MasterCard bank card transactions for merchants. The Company passes through to its customers any changes in interchange or network fees. Gross processing revenue also includes American Express and Discover fees, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, and other miscellaneous revenue. Payroll processing revenue includes periodic and annual fees charged by HPC for payroll processing services, and interest earned through the investment of tax impound funds held for our customers. Revenue is recorded as bank card transactions are processed or payroll services are performed. Equipment-related income includes revenues from the sale, rental and deployment of bank card terminals, and from the sale of hardware, software and associated services for prepaid card and stored-value card payment systems. Equipment-related revenues are recorded at the time of shipment, or the provision of service.

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

Stock Options—The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (‘‘SFAS No. 123R’’) on January 1, 2006.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

Diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 were computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options, where dilutive.

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

3. Receivables

A summary of receivables by major class was as follows at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	(In thousands)
Accounts receivable from merchants	$110,232	$103,921
Accounts receivable from others	3,547	3,384

	113,779	107,305
Less allowance for doubtful accounts	(170)	(151)

Total receivables, net	$113,609	$107,154

Included in accounts receivable from others are $2.2 million and $1.8 million which are due from employees at September 30, 2007 and December 31, 2006, respectively.

4. Capitalized Customer Acquisition Costs, Net

A summary of the capitalized customer acquisition costs, net was as follows as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	(In thousands)
Capitalized signing bonuses	$94,267	$76,037
Less accumulated amortization	(41,709)	(33,524)

	52,558	42,513

Capitalized customer deferred acquisition costs	34,843	32,909
Less accumulated amortization	(20,199)	(18,717)

	14,644	14,192

Capitalized Customer Acquisition Costs, Net	$67,202	$56,705

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

A summary of the activity in capitalized customer acquisition costs, net for the three and nine month periods ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Balance at beginning of period	$63,820	$50,473	$56,705	$42,930
Plus additions to:
Capitalized signing bonuses, net	11,303	7,979	32,943	23,934
Capitalized customer deferred acquisition costs	3,953	3,843	10,682	12,235

	15,256	11,822	43,625	36,169

Less amortization expense on:
Capitalized signing bonuses, net	(8,273)	(5,705)	(22,897)	(16,113)
Capitalized customer deferred acquisition costs	(3,601)	(3,249)	(10,231)	(9,645)

	(11,874)	(8,954)	(33,128)	(25,758)

Balance at end of period	$67,202	$53,341	$67,202	$53,341

Net signing bonus adjustments from estimated amounts to actual were $0.6 million and $(0.2) million, respectively, for the three months ended September 30, 2007 and 2006, and $1.1 million and $0.8 million, respectively, for the nine months ended September 30, 2007 and 2006. Net signing bonus adjustments are netted against additions in the table above.

Fully amortized signing bonuses of $4.7 million and $3.9 million, respectively, were written off during the three month periods ended September 30, 2007 and 2006, and $14.7 million and $9.5 million, respectively, were written off during the nine month periods ended September 30, 2007 and 2006. In addition, fully amortized customer deferred acquisition costs of $2.9 million and $8.7 million were written off during the three and nine month periods ended September 30, 2007.

The Company believes that no impairment of capitalized customer acquisition costs has occurred as of September 30, 2007 and December 31, 2006.

5. Merchant Deposits and Loss Reserves

The Company’s merchants have the liability for any charges properly reversed by the cardholder through a mechanism known as a chargeback. If the merchant is unable to pay this amount, the Company will be liable to the Visa and MasterCard networks for the reversed charges. Under FIN 45, the Company determined that the fair value of its obligation to stand ready to perform is minimal. The Company requires personal guarantees, merchant deposits and letters of credit from certain merchants to minimize its obligation. As of September 30, 2007 and December 31, 2006, the Company held merchant deposits totaling $11.2 million and $7.7 million, and letters of credit totaling $330,000 and $380,000, respectively.

The Visa and MasterCard networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company’s transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company’s exposure to chargebacks is the last four months’ processing volume on its portfolio, which was $18.7 billion and $15.1 billion for the four months ended September 30, 2007 and December 31, 2006, respectively. However, for the four months ended September 30, 2007 and December 31, 2006, the Company was presented with $10.1 million and $8.4 million, respectively, in chargebacks by issuing banks. In the nine months ended September 30, 2007 and the year ended December 31, 2006, the Company incurred merchant credit losses of $1.7 million and $1.9 million, respectively, on total dollar volume processed of $38.5 billion and $43.3 billion, respectively. These credit losses are included in processing and servicing costs in the Company’s consolidated statements of income.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company’s clients. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its consolidated balance sheets, amounting to $551,000 on September 30, 2007 and $475,000 on December 31, 2006. This reserve is determined by performing an analysis of the Company’s historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the three and nine month periods ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Beginning balance	$548	$486	$475	$485
Additions to reserve	712	363	1,833	1,068
Charges against reserve (a)	(709)	(369)	(1,757)	(1,073)

Ending balance	$551	$480	$551	$480

(a)	Included in this amount are payroll segment losses of $9,000 and $15,000, respectively, for the three months ended September 30, 2007 and 2006, and $36,000 and $27,000, respectively, for the nine months ended September 30, 2007 and 2006.

6. Accrued Buyout Liability

A summary of the accrued buyout liability was as follows as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	(In thousands)
Vested Relationship Managers and sales managers	$36,927	$32,001
Unvested Relationship Managers and sales managers	1,018	1,292

	37,945	33,293
Less current portion	(12,749)	(11,519)

Long-term portion of accrued buyout liability	$25,196	$21,774

A summary of the activity in the accrued buyout liability for the three and nine month periods ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Beginning balance	$35,797	$30,413	$33,293	$28,474
Increase in settlement obligation, net	3,636	3,663	10,886	11,746
Buyouts	(1,488)	(1,839)	(6,234)	(7,983)

Ending balance	$37,945	$32,237	$37,945	$32,237

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

The increase in the settlement obligation is due to new merchant account signings, as well as same-store sales growth and changes in gross margin, partially offset by the impact of merchant attrition.

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers at September 30, 2007 and December 31, 2006, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $ $0.2 million at September 30, 2007 and December 31, 2006.

7. Revolving Credit Facility

On September 5, 2007, the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders who may become a party to the Credit Agreement from time to time. The lenders are currently JPMorgan Chase Bank, N.A., KeyBank National Association and SunTrust Bank.

The Credit Agreement provides for a five year revolving credit facility in the aggregate amount of up to $50.0 million (the “Revolving Credit Facility”), of which up to $5.0 million may be used for the issuance of letters of credit and up to $5.0 million is available for swing line loans. Upon the prior approval of the administrative agent, the Company may increase the total commitments by $25.0 million for a total commitment under the Revolving Credit Facility of $75.0 million. The Revolving Credit Facility is available on a revolving basis commencing on September 5, 2007 and ending on September 4, 2012. As of September 30, 2007, the Company has not borrowed under this Revolving Credit Facility.

The Credit Agreement contains covenants, which include maintenance of certain leverage and fixed charge coverage ratios, limitations on indebtedness, liens on Company properties and assets, investments in, and loans to, other business units, ability to enter into business combinations and asset sales, and certain other financial and non-financial covenants.

Under the terms of the Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or six month adjusted LIBOR rates or equal to the greatest of prime, the secondary market rate for three month certificates of deposits plus 1.0% and the federal funds rate plus 0.50%, in each case plus a margin determined by the Company’s leverage ratio.

The Company can use this Revolving Credit Facility to finance its new service center, acquisitions, other working capital needs and for general corporate purposes.

8. Stockholders’ Equity

Common Stock Offering. On September 21, 2007, the Company closed a public offering of 6,348,767 shares of its common stock. The offering price was set at $26.34 per share, the closing price of the Company’s common stock on the New York Stock Exchange on September 17, 2007.

Approximately 99% of the shares sold in the offering were offered by Greenhill Capital Partners, L.P. and its affiliates (2,550,120 total shares), LLR Equity Partners, L.P. and its affiliates (2,216,486 total shares), and members of the company’s management (1,557,820 total shares). The remaining 1%, 24,341 shares, were sold by the Company. The Company received only the proceeds from the shares it sold in the secondary offering. Gross proceeds of $615,000 received by the Company were used to cover the $590,000 of expenses from the offering. After the closing of the offering, the officers and directors of the Company owned approximately 37% of the outstanding shares.

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

On May 3, 2007, the Company’s Board of Directors eliminated the restriction in the August 1, 2006 repurchase authorization which required the Company to use only proceeds from the issuance of stock options for repurchases, and increased the total authorized number of shares to be repurchased to 2,000,000. The board of directors authorized management to purchase up to 1,000,000 shares at purchase prices within management’s discretion. Management intends to use these authorizations to repurchase shares opportunistically as a means of offsetting dilution from shares issued upon the exercise of options under employee benefit plans, and to use cash to take advantage of declines in the Company’s stock price. Management has no obligation to repurchase shares under the authorization, and the specific timing and amount of the stock repurchase will vary based on market conditions, securities law limitations and other factors. The stock repurchase will be executed utilizing the Company’s cash resources including the proceeds of stock option exercises.

Under these authorizations, the Company had repurchased 1,061,200 shares of its common stock during 2006 at a cost of $25.0 million, or $23.59 per share, and an additional 656,500 shares during the nine months ended September 30, 2007 at a cost of $16.8 million, or $25.58 per share.

Dividends on Common Stock. During the nine months ended September 30, 2007 and the twelve months ended December 31, 2006, the Company’s Board of Directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date paid	Amount Paid Per Common Share
Nine Months Ended September 30, 2007:
February 12, 2007	February 23, 2007	March 15, 2007	$0.05
May 3, 2007	May 25, 2007	June 15, 2007	$0.05
July 30, 2007	August 24, 2007	September 15, 2007	$0.075

Twelve Months Ended December 31, 2006:
August 1, 2006	August 25, 2006	September 15, 2006	$0.025
November 2, 2006	November 24, 2006	December 15, 2006	$0.025

On October 31, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.075 per share of common stock, payable on December 15, 2007 to stockholders of record as of November 23, 2007.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

9. Income Taxes

The provision for income taxes for the three and nine month periods ended September 30, 2007 and 2006 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Current
Federal	$6,740	$5,960	$15,776	$12,644
State	647	(1,904)	1,490	(505)
Deferred
Federal	(354)	(345)	(29)	(489)
State	(19)	562	15	532

Total provision for income taxes	$7,014	$4,273	$17,252	$12,182

The differences in federal income taxes provided and the amounts determined by applying the federal statutory tax rate of 35% to income before income taxes for the nine months ended September 30, 2007 and 2006 were:

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	%	Amount	%	Amount
		(In thousands)		(In thousands)
U.S. federal income tax at statutory rate	35.00%	$16,202	35.00%	$11,954
U.S. state and local income taxes, net	2.07%	960	1.57%	535
Nondeductible expenses	0.20%	90	0.62%	211
Prior year book to tax true up	—	—	(1.52)%	(518)

Provision for income taxes	37.27%	$17,252	35.67%	$12,182

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

The Company recognizes accrued interest payable related to uncertain tax positions in interest expense and recognizes penalties in general and administrative expense. During the nine months ended September 30, 2007, the Company recognized $33,000 of interest expense on its uncertain tax positions. The Company does not expect to be assessed any penalties on its uncertain tax positions.

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

During the nine months ended September 30, 2007 and 2006, the Company recorded current tax assets reflecting excess tax benefits of $6.7 million and $27.7 million, respectively, resulting from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options. The Company realized $10.8 million of those current tax assets as reductions of estimated income tax payments during 2006, $8.5 million as reductions of estimated tax payments during the nine months ended September 30, 2007, and $10.0 million was realized in July 2007 by recapturing income taxes paid in 2005. The remaining current tax asset on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2007 is expected to be recovered as reductions of future period estimated tax payments. The Company classified the $6.7 million and $27.7 million of excess tax benefits for the nine months ended September 30, 2007 and 2006, respectively, as cash inflows from financing activities and cash outflows from operating activities in its Condensed Consolidated Statement of Cash Flows in accordance with SFAS No. 123R and SFAS No. 95, as amended.

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

The net deferred tax asset was comprised of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	(In thousands)
Deferred tax assets:
Merchant contract costs	$25,099	$22,072
Borrowings and financing arrangement	(1)	65
Loss reserve and accounts receivable allowance	272	234
SFAS No. 123R share-based compensation	1,106	310
Property and equipment	745	167
Loss on purchased software	564	561
FIN No. 48 deferred tax asset	400	—
Other	295	7

Deferred tax asset	28,480	23,416

Deferred tax liabilities:
Capitalized signing bonus	19,827	15,887
Software development	2,801	2,089
Other	232	121

Deferred tax liability	22,860	18,097

Net deferred tax asset	5,620	5,319
Less current portion	(685)	(757)

Net deferred tax asset – non current portion	$4,935	$4,562

At September 30, 2007 and December 31, 2006, the Company has determined that no valuation allowance against the net deferred tax asset was required because it is more likely than not that the net deferred tax asset will be fully realized.

10. Commitments and Contingencies

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

Other, net expense for the three months ended September 30, 2007 included a pre-tax charge of $0.8 million to record our liability from a legal proceeding under an indemnification we had provided to an insurer.

Leases—The Company leases various office spaces and certain equipment under operating leases with remaining terms ranging up to eight years. The majority of the office space lease agreements contain renewal options and generally require the Company to pay certain operating expenses.

Future minimum lease commitments under non-cancelable leases as of September 30, 2007 were as follows:

Twelve Months Ended September 30,	(In thousands)
2008	$1,572
2009	887
2010	698
2011	649
2012	575
Thereafter	230

$4,611

Rent expense for leased property was $471,000 and $515,000, respectively, for the three months ended September 30, 2007 and 2006 and $1.4 million and $1.6 million for the nine months ended September 30, 2007 and 2006.

Contingencies— The Company collects and stores sensitive data about its merchant customers and bank cardholders. If the Company’s network security is breached or sensitive merchant or cardholder data is misappropriated, the Company could be exposed to assessments, fines or litigation costs.

11. Related Party Transactions

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

12. Segments

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

The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources and corporate services. Reconciling items represent elimination of inter-segment income and expense items, and are included to reconcile segment data to the consolidated financial statements. At September 30, 2007 and 2006, 66% and 63% respectively, of the Other segment’s total assets were funds that the Company holds as a fiduciary in its Payroll services activities for payment to taxing authorities. The Company only operates in the United States and does not have any major individual customers.

A summary of the Company’s segments for the three and nine month periods ended September 30, 2007 and 2006 was as follows:

	Card Segment	Other Segment	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Three Months Ended September 30, 2007
Total revenues	$350,261	$4,517	$—	$(163)	$354,615
Depreciation and amortization	1,848	86	141	—	2,075
Interest income	474	—	—	—	474
Interest expense	242	—	—	—	242
Net income (loss)	14,465	240	(2,920)	—	11,785
Total assets	283,863	28,305	—	(8,455)	303,713

Three Months Ended September 30, 2006
Total revenues	290,835	3,130	—	(35)	293,930
Depreciation and amortization	1,752	86	135	—	1,973
Interest income	291	—	—	—	291
Interest expense	264	—	—	—	264
Net income (loss)	13,287	108	(3,256)	—	10,139
Total assets	221,261	20,082	—	(7,352)	233,991

Nine Months Ended September 30, 2007
Total revenues	959,957	12,588	—	(273)	972,272
Depreciation and amortization	5,674	236	419	—	6,329
Interest income	1,450	—	—	—	1,450
Interest expense	587	—	—	—	587
Net income (loss)	38,348	873	(10,182)	—	29,039
Total assets	283,863	28,305	—	(8,455)	303,713

Nine Months Ended September 30, 2006
Total revenues	799,786	9,370	—	(109)	809,047
Depreciation and amortization	4,888	263	385	—	5,536
Interest income	859	—	—	—	859
Interest expense	582	26	—	—	608
Net income (loss)	31,076	418	(9,522)	—	21,972
Total assets	221,261	20,082	—	(7,352)	233,991

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

13. Earnings Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Basic:
Net income	$11,785	$10,139	$29,039	$21,972

Weighted average common stock outstanding	37,615	36,939	37,592	36,096

Earnings per share	$0.31	$0.27	$0.77	$0.61

Diluted:
Net income	$11,785	$10,139	$29,039	$21,972

Basic weighted average common stock outstanding	37,615	36,939	37,592	36,096
Effect of dilutive instruments:
Stock options	2,099	3,016	2,245	3,825

Diluted weighted average shares outstanding	39,714	39,955	39,837	39,921

Earnings per share	$0.30	$0.25	$0.73	$0.55

14. Subsequent Event

On October 19, 2007, the Company acquired General Meters Corporation for a cash payment of $6.0 million. The General Meters acquisition provides the Company with a ready customer base of colleges and universities for its campus card product. General Meters operations will be combined with the Company’s subsidiary Debitek Inc., which provides prepaid card and stored value solutions.

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

Overview

General

Our primary business is providing bank card-based payment processing services to merchants in the United States. As of September 30, 2007, we provided our payment processing services to approximately 152,050 active bank card merchants located across the United States. This represents increases of 14.2% and 17.8%, respectively, over the 133,200 active bank card merchants at December 31, 2006 and the 129,100 active bank card merchants at September 30, 2006. Our bank card processing volume for the three months ended September 30, 2007 was $14.1 billion, a 20.0% increase from the $11.7 billion processed during the three months ended September 30, 2006. Our bank card processing volume for the nine months ended September 30, 2007 was $38.5 billion, a 20.8% increase from the $31.9 billion processed during the nine months ended September 30, 2006.

We also provide payroll processing services throughout the United States. At September 30, 2007 we processed payroll for 5,928 customers, increases of 40.6% and 53.0%, respectively, from 4,216 payroll customers at December 31, 2006 and 3,874 payroll customers at September 30, 2006. Our total merchants, which we define as bank card processing merchants plus payroll customers, increased to 157,978 at September 30, 2007. This represents increases of 15.0% and 18.8%, respectively, over the 137,416 total merchants at December 31, 2006 and 132,974 total merchants at September 30, 2006.

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

During the three months ended September 30, 2007 and 2006, we processed approximately 76% and 66%, respectively, of our transactions through HPS Exchange. At September 30, 2007, we were processing approximately 148,900, or 98%, of our active bank card merchants on Passport, compared to 123,300 at September 30, 2006. We completed converting substantially all of our bank card merchants to Passport during the second quarter of 2006. This conversion has decreased our operating costs per transaction. With our conversion to Passport, our internally developed systems are providing substantially all aspects of most of our merchants’ processing needs. Previously, we relied on third party vendors for many of these services including bank card authorization and data capture services, settlement and merchant accounting services. We will continue to process a minority of our transactions through third party systems.

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

Significant increases in our direct sales force, including our Relationship Managers, have led to significant growth in the number of total merchants for whom we process. Our sales managers are compensated based on their success in growing the sales force and increasing the total merchant base in their regions. Our number of relationship Managers grew from 721 at December 31, 2005 and 952 at December 31, 2006, to 1,077 at September 30, 2007. The number of total merchants installed during the three months ended September 30, 2007 grew by approximately 15.7% to 14,879 new total merchants installed, compared to 12,864 new total merchants installed during the three months ended September 30, 2006. In order to continue to increase our gross processing revenue, we intend to increase both the size and productivity of our sales force. As a result of our commission-only compensation system for our sales force, we are able to increase the size of our sales force with minimal upfront costs. However, since we pay signing bonuses and commissions approximating 92% of the gross margin generated by a merchant in its first year, growth in merchant accounts consumes significant capital, as it typically takes approximately one year’s processing to cover the outlays for signing bonuses, commissions and payroll taxes.

Same store sales growth, which represents the change in bank card processing volume for all bank card merchants that were processing with us in the same month a year earlier, was 3.6% in the three months ended September 30, 2007, compared to growth of 3.5% on average in the three months ended September 30, 2006. Same store sales growth results from the combination of the increasing use by consumers of bank cards for the purchase of goods and services at the point of sale, and sales growth experienced by our retained bank card merchants. The following table compares our same store sales growth by quarter during 2006 and 2007 and for the 2006 and 2005 full years:

Same Store Sales Growth
2005 full year	7.5%
2006 full year	4.2%

2006 first quarter	7.1%
2006 second quarter	4.8%
2006 third quarter	3.5%
2006 fourth quarter	2.2%

2007 first quarter	3.4%
2007 second quarter	3.3%
2007 third quarter	3.6%

We attribute the relatively lower same store sales growth percentages we experienced in the 2007 and later 2006 quarters, as compared to the same store sales growth percentages that we experienced early in 2006 and during 2005, to a slowdown in the growth rate of retail sales, which was likely a result of the impacts of higher energy costs and interest rates and more recently a weak housing market and tightening credit on the economy.

Third Quarter of 2007 Financial Results

For the three months ended September 30, 2007, we recorded net income of $11.8 million, or $0.30 per diluted share, increases of 16.2% and 20.0%, respectively, from $10.1 million, or $0.25 per diluted share, in the three months ended September 30, 2006. The increase was primarily driven by revenues added by growth in our transaction processing volume and efficiencies realized in processing and servicing costs. Net income for the three months ended September 30, 2007 included a pre-tax charge of $0.8 million to record our liability from a legal proceeding under an indemnification we had provided to an insurer. The following is a summary of our financial results for the three months ended September 30, 2007:

•	At September 30, 2007 the number of active bank card merchants we service was 152,050, compared to 133,200 at December 31, 2006 and 129,100 at September 30, 2006.

•	Bank card processing volume during the three months ended September 30, 2007 increased 20.0% to $14.1 billion from $11.7 billion during the three months ended September 30, 2006.

•

Net revenue, which we define as total revenues less interchange fees and dues and assessments, increased 19.8% to $80.7 million during the three months ended September 30, 2007 from $67.4 million during the three months ended September 30, 2006. The increase in net revenue was driven by the increases in active merchants and processing volume.

•	Our processing and servicing costs for three months ended September 30, 2007 decreased to 10.0% of our total revenues, from 10.5% of total revenues for the three months ended September 30, 2006.

•

Our income from operations, which we also refer to as operating income, grew to $19.3 million for the three months ended September 30, 2007 from $14.4 million for the three months ended September 30, 2006. Our operating margin, which is measured as operating income divided by net revenue, was 24.0% for the three months ended September 30, 2007, compared to 21.4% for the three months ended September 30, 2006.

•

Our effective income tax rate for the third quarter of 2007 was 37.3%, which compares to an effective tax rate of 29.6% for the third quarter of 2006. In the third quarter of 2006 we analyzed the approaches we applied for sourcing taxable income to individual states and revised our state income sourcing approaches in certain states. As a result, we realized reductions of our 2005 state income tax expense and our 2006 estimated effective annual state tax rates. We recorded the resulting total state tax benefit of $1.5 million in the third quarter of 2006, of which $0.5 million related to 2005 and $1.0 million related to the nine months ended September 30, 2006, including $0.4 million for the third quarter of 2006.

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

Costs of services also include processing and servicing costs, customer acquisition costs, and depreciation and amortization. Processing and servicing costs include:

•

processing costs, which are either paid to third parties, or represent the cost of our own authorization/capture and accounting/settlement systems. During the nine months ended September 30, 2007, third party costs represented about 67% of our processing costs, compared to 74% during 2006 and 75% during 2005, with internal costs representing the remainder;

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

Other income (expense) consists of interest income on cash and investments, the interest cost on our borrowings, the gains or losses on the disposal of property, plant and equipment and other non-recurring income or expense items. Other income (expense) also includes a gain of $0.8 million from the proceeds received from a legal settlement in the nine months ended September 30, 2006.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements are unaudited. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at September 30, 2007, our results of operations, our changes in stockholders’ equity and our cash flows for the three and nine months ended September 30, 2007 and 2006. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2007. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in note 2 to our consolidated financial statements included elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2006. The critical accounting estimates described here are those that are most important to the depiction of our financial condition and results of operations, including those whose application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain. The line items on our income statement and balance sheet which are impacted by management’s estimates are described below.

Revenue

Historically, we have paid 70% to 75% of our bank card processing revenues as interchange fees to the card issuing banks. Certain of our competitors report their bank card processing revenues net of interchange fees. These competitor companies use net reporting because the card issuing banks make payments to the competitors net of those interchange fees, and the competitors pay this reduced amount to their merchants. We do not offset bank card processing revenues and interchange fees because our business practice is to advance the interchange fees to most of our merchants when settling their transactions (thus paying the full amount of the transaction to the merchant), and then to collect our full discount fees from our merchants on the first business day of the next month. We believe this policy aids in new business generation, as our merchants benefit from bookkeeping simplicity. However, it results in our carrying a large receivable from our merchants at each period-end, and because a portion of the advances are made by our sponsor bank, a corresponding but smaller payable to our sponsor bank. Both the receivable and due to sponsor bank are settled on the first business day after the period-end. As we are at risk for the receivables, we record the associated revenues on a gross processing revenue basis in our income statements.

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

The amount of the up-front signing bonus we pay is based on the estimated gross margin (calculated by deducting interchange fees, dues and assessments and all costs incurred in underwriting, processing and servicing an account from gross processing revenue) for the first year of the merchant contract. The gross signing bonuses paid during the nine months ended September 30, 2007 and 2006 were $31.8 million and $23.1 million, respectively, and for the year ended December 31, 2006 were $32.6 million. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The positive net signing bonus adjustments paid during the nine months ended September 30, 2007 and 2006 were $1.1 million and $0.8 million, respectively, and for the year ended December 31, 2006 were $1.1 million. A negative signing bonus adjustment would result from the prior overpayment of up-front signing bonuses, which are recovered from the relevant salesperson. The amount of signing bonuses paid which remained subject to adjustment at September 30, 2007 and December 31, 2006 was $40.6 million and $31.3 million, respectively. The deferred acquisition cost is accrued over the first year of merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss for the nine months ended September 30, 2007 or the year ended December 31, 2006.

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

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.2 million at September 30, 2007 and December 31, 2006.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 to 2  1/2 years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During the nine months ended September 30, 2007 and 2006 we made buyout payments of approximately $6.2 million and $8.0 million, respectively, and during the 2006 full year, we made buyout payments of approximately $10.7 million. We expect to make significant buyout payments in the future, subject to cash availability, as such buyouts reduce the monthly payments we will have to make to our salespersons for such merchants in the future.

Chargebacks, Reject Losses and Merchant Deposits

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder’s dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is ‘‘charged back’’ to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. If the Relationship Manager who installed the merchant is still employed by us, that Relationship Manager bears a portion of this loss through a reduction in our payment of residual commissions or signing bonuses to such Relationship Manager. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At September 30, 2007 and December 31, 2006, we held merchant deposits totaling $11.2 million, and $7.7 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent processing volume. At September 30, 2007 and December 31, 2006, our loss reserve totaled $551,000 and $475,000 respectively. Aggregate merchant losses, including losses charged to operations and the loss reserve, were $1.7 million and $1.1 million for the nine months ended September 30, 2007 and 2006, respectively, and were $1.9 million for the year ended December 31, 2006.

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

We estimate the grant date fair value of the stock options we issue using a Black-Scholes valuation model. We determine an expected volatility assumption by referencing the average volatility experienced by nine of our public company peers. We used an average of a peer group because we do not have sufficient historical volatility data related to market trading of our own common stock. We estimate the expected life of a stock option based on the simplified method for “plain-vanilla” stock options as provided by the staff of the SEC in Staff Accounting Bulletin 107. The simplified method is used because, at this point, we do not have sufficient historical information to develop reasonable expectations about future exercise patterns. Our dividend yield assumption is based on actual dividends expected to be paid over the expected life of the stock option. Our risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option. The weighted-average fair value of options we granted during the nine months ended September 30, 2007, and the years ended December 31, 2006 and 2005 were $7.61, $9.25 and $5.48, respectively. The fair value of options granted during the nine months ended September 30, 2007, and the years ended December 31, 2006 and 2005 was estimated at the grant date using the following weighted average assumptions:

	2007	2006	2005
Expected volatility	31%	41%	50%
Expected life	2.5 to 3.75 years	2.5 to 3.75 years	3 years
Dividends	0.70%	0.40%	0.00%
Risk-free interest rate	4.67%	4.79%	3.73%

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Three Months Ended September 30, 2007	% of Total Revenue	Three Months Ended September 30, 2006	% of Total Revenue	Change
					Amount	%
Total Revenues	$354,615	100.0%	$293,930	100.0%	$60,685	20.6%
Costs of Services:
Interchange	260,876	73.6%	215,656	73.4%	45,220	21.0%
Dues and assessments	13,061	3.7%	10,920	3.7%	2,141	19.6%
Processing and servicing	35,638	10.0%	30,894	10.5%	4,744	15.4%
Customer acquisition costs	11,557	3.3%	8,774	3.0%	2,783	31.7%
Depreciation and amortization	1,642	0.5%	1,602	0.5%	40	2.5%

Total costs of services	322,774	91.0%	267,846	91.1%	54,928	20.5%
General and administrative	12,493	3.5%	11,699	4.0%	794	6.8%

Total expenses	335,267	94.5%	279,545	95.1%	55,722	19.9%

Income from operations	19,348	5.5%	14,385	4.9%	4,963	34.5%

Other income (expense):
Interest income	474	0.1%	291	0.1%	183	62.9%
Interest expense	(242)	(0.1)%	(264)	(0.1)%	22	8.3%
Other, net	(781)	(0.2)%	—	—	(781)

Total other income (expense)	(549)	(0.2)%	27	—	(576)	(2133.3)%

Income before income taxes	18,799	5.3%	14,412	4.9%	4,387	30.4%
Provision for income taxes	7,014	2.0%	4,273	1.5%	2,741	64.1%

Net income	$11,785	3.3%	$10,139	3.4%	$1,646	16.2%

Total Revenues. Total revenues increased by 20.6%, from $293.9 million in the three months ended September 30, 2006 to $354.6 million in the three months ended September 30, 2007, primarily as a result of a $59.0 million, or 20.5%, increase in our bank card processing revenues. The breakout of our total revenues for the three months ended September 30, 2007 and 2006 was as follows (in thousands of dollars):

	Three Months Ended September 30,		Change from Prior Year
	2007	2006	Amount	%
Bank card processing revenues, gross	$346,829	$287,829	$59,000	20.5%
Payroll processing revenues	2,454	1,573	881	56.0%
Equipment-related income	5,332	4,528	804	17.8%

Total Revenues	$354,615	$293,930	$60,685	20.6%

The increase in our gross bank card processing revenues from $287.8 million in the three months ended September 30, 2006 to $346.8 million in the three months ended September 30, 2007 was primarily due to higher bank card processing volume. Our bank card processing volume for the three months ended September 30, 2007 increased 20.0% to $14.1 billion, compared to $11.7 billion for the three months ended September 30, 2006. The increase in bank card processing volume was primarily attributable to a net increase in bank card merchant accounts, with the number of bank card merchant accounts growing by approximately 17.8% from 129,100 as of September 30, 2006 to 152,050 as of September 30, 2007. The increase in new bank card merchant accounts during this period was primarily the result of the growth in our sales force, combined with improved production from our existing sales force as previous additions to the sales force gain experience and seasoning.

Payroll processing revenues increased by 56.0%, from $1.6 million in the three months ended September 30, 2006 to $2.5 million in the three months ended September 30, 2007, primarily due to the 53.0% increase in the number of payroll processing customers from 3,874 at September 30, 2006 to 5,928 at September 30, 2007. Payroll processing revenues include processing fees and the interest income we earn on funds held for customers. Payroll processing fees increased by 56.4% from $1.4 million in the three months ended September 30, 2006 to $2.2 million in the three months ended September 30, 2007 and interest income earned on funds held for customers increased by 52.1% from $140,000 in the three months ended September 30, 2006 to $213,000 in the three months ended September 30, 2007.

Equipment-related income increased by 17.8%, from $4.5 million in the three months ended September 30, 2006 to $5.3 million in the three months ended September 30, 2007, primarily due to growth in equipment sale revenues to new bank card merchants and an increase in revenues from prepaid card and stored-value card systems at our Debitek, Inc. subsidiary.

Costs of services. Costs of services increased 20.5% from $267.8 million in the three months ended September 30, 2006 to $322.8 million in the three months ended September 30, 2007, due primarily to an increase in interchange fees. Costs of services represented 91.0% of total revenues in the three months ended September 30, 2007, down slightly from 91.1% the three months ended September 30, 2006.

Interchange fees increased 21.0% from $215.7 million in the three months ended September 30, 2006 to $260.9 million in the three months ended September 30, 2007, and represented 73.6% of total revenues in the three months ended September 30, 2007, compared to 73.4% of total revenues in the prior year period. The increase in interchange fees was primarily due to higher bank card processing volume in the three months ended September 30, 2007.

Dues and assessments increased 19.6% from $10.9 million in the three months ended September 30, 2006 to $13.1 million in the three months ended September 30, 2007, also as the result of increased bank card processing volume. Dues and assessments were 3.7% of total revenues in both the three months ended September 30, 2007 and the three months ended September 30, 2006.

Net revenue, which we define as total revenues less interchange fees and dues and assessments, increased 19.8% from $67.4 million in the three months ended September 30, 2006 to $80.7 million in the three months ended September 30, 2007.

Processing and servicing expense for the three months ended September 30, 2007 increased by $4.7 million, or 15.4%, compared with the three months ended September 30, 2006. The increase in processing and servicing expense was due primarily to costs associated with the increased bank card processing volume, and increases in the costs of operating our service center, particularly the costs of support personnel, including field servicing managers, and depreciation and amortization.

As a percentage of total revenue, processing and servicing expense decreased to 10.0% for the three months ended September 30, 2007 compared with 10.5% for the three months ended September 30, 2006. The decrease in processing and servicing as a percentage of total revenue for the three months ended September 30, 2007 was driven by leveraging the lower costs of our internally developed front-end processing system, HPS Exchange, and cost savings associated with our back-end processing system, Passport. Transactions processed on HPS Exchange represented approximately 76% of our total processing transactions during the three months ended September 30, 2007, compared to 66% during the three months ended September 30, 2006. We expect the increasing share of HPS Exchange in our total bank card merchant base to continue in the future. In addition, we completed our conversion to our internally developed back-end processing system, Passport, on May 1, 2006, which is resulting in cost savings in providing back-end services. Included in processing and servicing expense was $706,000 of payroll processing costs in the three months ended September 30, 2007, an increase of 6.5% from $663,000 recorded in the three months ended September 30, 2006.

Customer acquisition costs increased 31.7% from $8.8 million in the three months ended September 30, 2006 to $11.6 million in the three months ended September 30, 2007. An increase in amortization of signing bonuses mostly as a result of growth in new merchant accounts was primarily responsible for the increase in the customer acquisition costs. Customer acquisition costs for the three months ended September 30, 2007 and 2006 included the following components (in thousands of dollars):

	Three Months Ended September 30,
	2007	2006
Amortization of signing bonuses, net	$8,273	$5,705
Amortization of capitalized customer deferred acquisition costs	3,601	3,249
Increase in accrued buyout liability	3,636	3,663
Capitalized customer deferred acquisition costs	(3,953)	(3,843)

Total Customer Acquisition Costs	$11,557	$8,774

Depreciation and amortization expenses increased 2.5% to $1.6 million in the three months ended September 30, 2007. The increase was primarily due to the purchase of information technology equipment to support the network and the continuing development of HPS Exchange and Passport. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over three to five years. The amount capitalized increased from $0.6 million in the three months ended September 30, 2006 to $1.3 million in the three months ended September 30, 2007. The total amount of capitalized costs for projects placed in service in the three months ended September 30, 2007 and 2006 was $0.1 million and $0.4 million, respectively.

General and administrative. General and administrative expenses increased 6.8%, from $11.7 million in the three months ended September 30, 2006 to $12.5 million in the three months ended September 30, 2007. The increase was primarily due to added costs to continue building our corporate, information technology and marketing infrastructure which are necessary to support our growth and our marketing and product development initiatives.

General and administrative expenses as a percentage of total revenue for the three months ended September 30, 2007 was 3.5%, down from 4.0% for the three months ended September 30, 2006. SFAS No. 123R share-based compensation expense was $480,000 and $303,000 in the three months ended September 30, 2007 and 2006, respectively. Our payroll operation’s general and administrative expenses increased by 41.3%, from $783,000 in the three months ended September 30, 2006 to $1.1 million in the three months ended September 30, 2007.

Income from operations. For the reasons described above, our income from operations, which we also refer to as operating income, grew from $14.4 million for the three months ended September 30, 2006 to $19.3 million for the three months ended September 30, 2007. Our operating margin, which is measured as operating income divided by net revenue, was 24.0% for the three months ended September 30, 2007, compared to 21.4% for the three months ended September 30, 2006.

Interest income. Interest income increased from $291,000 in the three months ended September 30, 2006 to $474,000 in the three months ended September 30, 2007, due primarily to an increase in the average amount of cash available for investment and higher interest rates.

Interest expense. Interest expense for the three months ended September 30, 2007 of $242,000 was down slightly from interest expense of $264,000 for the three months ended September 30, 2006. Most of our interest expense arises from the practice of having our sponsor bank advance interchange fees to most of our merchants. These advances to our merchants are funded first with our cash available for investment, then by incurring a payable to our sponsor bank when that cash has been expended. We pay the sponsor bank the prime rate on these payables.

Other, net. Other, net for the three months ended September 30, 2007 included a charge of $0.8 million reflecting our liability from a legal proceeding under an indemnification we had provided to an insurer.

Income Tax. Income taxes for the three months ended September 30, 2007 were $7.0 million, reflecting an effective tax rate of 37.3%. This compares to an effective tax rate of 29.6% for the three months ended September 30, 2006, which resulted in income tax expense of $4.3 million. The lower effective tax rate for the three months ended September 30, 2006 was due to revising state income sourcing approaches in the third quarter of 2006. As a result of revising state income sourcing approaches in the third quarter of 2006, we realized reductions of our 2005 state income tax expense and our 2006 estimated effective annual state tax rates. In accordance with APB 28, Interim Financial Reporting, we recorded the resulting total state tax benefit of $1.5 million in the third quarter of 2006, of which $0.5 million related to 2005 and $1.0 million related to the nine months ended September 30, 2006, including $0.4 million for the third quarter of 2006.

Net income. As a result of the above factors, net income increased from $10.1 million for the three months ended September 30, 2006 to $11.8 million for the three months ended September 30, 2007.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Nine Months Ended September 30, 2007	% of Total Revenue	Nine Months Ended September 30, 2006	% of Total Revenue	Change
					Amount	%
Total Revenues	$972,272	100.0%	$809,047	100.0%	$163,225	20.2%
Costs of Services:
Interchange	711,438	73.2%	592,426	73.2%	119,012	20.1%
Dues and assessments	35,918	3.7%	29,732	3.7%	6,186	20.8%
Processing and servicing	99,732	10.3%	88,656	11.0%	11,076	12.5%
Customer acquisition costs	33,331	3.4%	25,269	3.1%	8,062	31.9%
Depreciation and amortization	5,027	0.5%	4,403	0.5%	624	14.2%

Total costs of services	885,446	91.1%	740,486	91.5%	144,960	19.6%
General and administrative	40,527	4.2%	35,489	4.4%	5,038	14.2%

Total expenses	925,973	95.2%	775,975	95.9%	149,998	19.3%

Income from operations	46,299	4.8%	33,072	4.1%	13,227	40.0%

Other income (expense):
Interest income	1,450	0.2%	859	0.1%	591	68.8%
Interest expense	(587)	(0.1)%	(608)	(0.1)%	21	3.5%
Other, net	(871)	(0.1)%	831	0.1%	(1,702)	(204.8)%

Total other income (expense)	(8)	—	1,082	0.1%	(1,090)	(100.7)%

Income before income taxes	46,291	4.8%	34,154	4.2%	12,137	35.5%
Provision for income taxes	17,252	1.8%	12,182	1.5%	5,070	41.6%

Net income	$29,039	3.0%	$21,972	2.7%	$7,067	32.2%

Total Revenues. Total revenues increased by 20.2%, from $809.0 million in the nine months ended September 30, 2006 to $972.3 million in the nine months ended September 30, 2007, primarily as a result of a $159.7 million, or 20.2%, increase in our bank card processing revenues. The breakout of our total revenues for the nine months ended September 30, 2007 and 2006 was as follows (in thousands of dollars):

	Nine Months Ended September 30,		Change from Prior Year
	2007	2006	Amount	%
Bank card processing revenues, gross	$949,908	$790,208	$159,700	20.2%
Payroll processing revenues	7,488	4,704	2,784	59.2%
Equipment-related income	14,876	14,135	741	5.2%

Total Revenues	$972,272	$809,047	$163,225	20.2%

The increase in our gross bank card processing revenues from $790.2 million in the nine months ended September 30, 2006 to $949.9 million in the nine months ended September 30, 2007 was primarily due to higher bank card processing volume. Our bank card processing volume for the nine months ended September 30, 2007 increased 20.8% to $38.5 billion, compared to $31.9 billion for the nine months ended September 30, 2006. The increase in bank card processing volume was primarily attributable to a net increase in bank card merchant accounts, with the number of bank card merchant accounts growing by approximately 17.8% from 129,100 as of September 30, 2006 to 152,050 as of September 30, 2007. The increase in new bank card merchant accounts during this period was primarily the result of the growth in our sales force, combined with improved production from our existing sales force as previous additions to the sales force gain experience and seasoning.

Payroll processing revenues increased by 59.2%, from $4.7 million in the nine months ended September 30, 2006 to $7.5 million in the nine months ended September 30, 2007, primarily due to the 53.0% increase in the number of payroll processing customers from 3,874 at September 30, 2006 to 5,928 at September 30, 2007. Payroll processing revenues include processing fees and the interest income we earn on funds held for customers. Payroll processing fees increased by 59.1% from $4.3 million in the nine months ended September 30, 2006 to $6.8 million in the nine months ended September 30, 2007 and interest income earned on funds held for customers increased by 60.4% from $402,000 in the nine months ended September 30, 2006 to $645,000 in the nine months ended September 30, 2007.

Equipment-related income of $14.9 million for the nine months ended September 30, 2007 was up 5.2% over the nine months ended September 30, 2006 primarily due to growth in equipment sale revenues to new bank card merchants and an increase in revenues from prepaid card and stored-value card systems at our Debitek, Inc. subsidiary.

Costs of services. Costs of services increased 19.6% from $740.5 million in the nine months ended September 30, 2006 to $885.4 million in the nine months ended September 30, 2007, due primarily to an increase in interchange fees. Costs of services represented 91.1% of total revenues in the nine months ended September 30, 2007 and 91.5% in the nine months ended September 30, 2006.

Interchange fees increased 20.1% from $592.4 million in the nine months ended September 30, 2006 to $711.4 million in the nine months ended September 30, 2007, and represented 73.2% of total revenues in both nine-month periods. The increase in interchange fees was primarily due to higher bank card processing volume in the current year. Interchange expense for the nine months ended September 30, 2006 included a $2.0 million charge reflecting a first quarter of 2006 change in our estimate of the amount of on-line debit interchange expense we accrue. The change in estimate was based on new information which became available to us.

Dues and assessments increased 20.8% from $29.7 million in the nine months ended September 30, 2006 to $35.9 million in the nine months ended September 30, 2007, also as the result of increased bank card processing volume. Dues and assessments were 3.7% of total revenues in both the nine months ended September 30, 2007 and the nine months ended September 30, 2006.

Net revenue, which we define as total revenues less interchange fees and dues and assessments, increased 20.3% from $186.9 million in the nine months ended September 30, 2006 to $225.0 million in the nine months ended September 30, 2007.

Processing and servicing expense for the nine months ended September 30, 2007 increased by $11.1 million, or 12.5%, compared with the nine months ended September 30, 2006. The increase in processing and servicing expense was due primarily to costs associated with the increased bank card processing volume, and increases in the costs of operating our service center, particularly the costs of support personnel including field servicing managers and depreciation and amortization.

As a percentage of total revenue, processing and servicing expense was 10.3% for the nine months ended September 30, 2007 compared with 11.0% for the nine months ended September 30, 2006. The decrease in processing and servicing as a percentage of total revenue for the nine months ended September 30, 2007 was driven by leveraging the lower costs of our internally developed front-end processing system, HPS Exchange, and cost savings associated with our back-end processing system, Passport. Transactions processed on HPS Exchange represented approximately 74% of our total processing transactions during the nine months ended September 30, 2007, compared to 62% during the nine months ended September 30, 2006. We expect the increasing share of HPS Exchange in our total bank card merchant base to continue in the future and we also expect to realize the lower cost benefits of processing on Passport in future periods. We completed our conversion to Passport in May 2006. Included in processing and servicing expense was $2.0 million of payroll processing costs in the nine months ended September 30, 2007, which increased 3.7% from $1.9 million recorded in the nine months ended September 30, 2006.

Customer acquisition costs increased 31.9% from $25.3 million in the nine months ended September 30, 2006 to $33.3 million in the nine months ended September 30, 2007. An increase in amortization of signing bonuses mostly as a result of new merchant account installations was primarily responsible for the increase in the customer acquisition costs. Customer acquisition costs for the nine months ended September 30, 2007 and 2006 included the following components (in thousands of dollars):

	Nine Months Ended September 30,
	2007	2006
Amortization of signing bonuses, net	$22,896	$16,113
Amortization of capitalized customer deferred acquisition costs	10,231	9,645
Increase in accrued buyout liability	10,886	11,746
Capitalized customer deferred acquisition costs	(10,682)	(12,235)

Total Customer Acquisition Costs	$33,331	$25,269

Depreciation and amortization expenses increased 14.2%, from $4.4 million in the nine months ended September 30, 2006 to $5.0 million in the nine months ended September 30, 2007. The increase was primarily due to the purchase of information technology equipment to support the network and the continuing development of HPS Exchange and Passport. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over three to five years. The amount capitalized increased from $1.9 million in the nine months ended September 30, 2006 to $3.3 million in the nine months ended September 30, 2007. The total amount of capitalized costs for projects placed in service for the nine months ended September 30, 2007 and 2006 was $1.4 million and $1.6 million, respectively.

General and administrative. General and administrative expenses increased 14.2%, from $35.5 million in the nine months ended September 30, 2006 to $40.5 million in the nine months ended September 30, 2007. The increase was primarily due to added costs to continue building our corporate, information technology and marketing infrastructure which are necessary to support our growth and our marketing and product development initiatives.

General and administrative expenses as a percentage of total revenue for the nine months ended September 30, 2007 was 4.2%, down from 4.4% for the nine months ended September 30, 2006. General and administrative expenses in the nine months ended September 30, 2007 included $203,000 for matching payroll tax expense related to gains employees realized on their exercise of non-qualified stock options, compared to $1.2 million in the nine months ended September 30, 2006. SFAS No. 123R share-based compensation expense was $1.3 million and $764,000 in the nine months ended September 30, 2007 and 2006, respectively. Our payroll operation’s general and administrative expenses increased by 36.6%, from $2.2 million in the nine months ended September 30, 2006 to $3.0 million in the nine months ended September 30, 2007.

Income from operations. For the reasons described above, our income from operations, which we also refer to as operating income, improved from $33.1 million for the nine months ended September 30, 2006 to $46.3 million for the nine months ended September 30, 2007. Our operating margin, which is measured as operating income divided by net revenue, was 20.6% for the nine months ended September 30, 2007, compared to 17.7% for the nine months ended September 30, 2006. Our operating income and operating margin for the nine months ended September 30, 2006 was unfavorably impacted by the $2.0 million recorded for the change in estimate of debit interchange expense; excluding that amount, our operating margin would have been 18.6% for the nine months ended September 30, 2006.

Interest income. Interest income increased from $859,000 in the nine months ended September 30, 2006 to $1.5 million in the nine months ended September 30, 2007, due primarily to an increase in the amount of cash available for investment and higher interest rates.

Interest expense. Interest expense of $587,000 in the nine months ended September 30, 2007 decreased slightly from $608,000 in the nine months ended September 30, 2006. Most of our interest expense arises from the practice of having our sponsor bank advance interchange fees to most of our merchants. These advances to our merchants are funded first with our cash available for investment, then by incurring a payable to our sponsor bank when that cash has been expended. We pay the sponsor bank the prime rate on these payables.

Other, net. Other, net for the nine months ended September 30, 2007 included a charge of $0.8 million reflecting our liability in a legal proceeding under an indemnification we provided to an insurer. Other, net for the nine months ended September 30, 2006 included income of $0.8 million reflecting a gain from the proceeds received from a legal settlement.

Income Tax. Income taxes for the nine months ended September 30, 2007 were $17.3 million, reflecting an effective tax rate of 37.3%. This compares to an effective tax rate of 35.7% for the nine months ended September 30, 2006, which resulted in income tax expense of $12.2 million. The lower effective tax rate for the nine months ended September 30, 2006 was due to revising state income sourcing approaches in the third quarter of 2006. As a result of revising state income sourcing approaches in the third quarter of 2006, we realized reductions of our 2005 state income tax expense and our 2006 estimated effective annual state tax rates. In accordance with APB 28, Interim Financial Reporting, we recorded the resulting total state tax benefit of $1.5 million in the third quarter of 2006, of which $0.5 million related to 2005 and $1.0 million related to the nine months ended September 30, 2006.

Net income. As a result of the above factors, net income increased from $22.0 million for the nine months ended September 30, 2006 to $29.0 million for the nine months ended September 30, 2007.

Balance Sheet Information

	September 30, 2007	December 31, 2006
	(in thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$37,739	$16,054
Funds held for payroll customers	18,803	16,960
Receivables, net	113,609	107,154
Current tax asset	7,805	19,227
Capitalized customer acquisition costs, net	67,202	56,705
Property and equipment, net	42,330	23,135
Total assets	303,713	251,768

Due to sponsor bank	39,848	27,253
Accounts payable	20,138	16,936
Deposits held for payroll customers	18,803	16,960
Accrued buyout liability:
Current portion	12,749	11,519
Long term portion	25,196	21,774
Total liabilities	143,228	112,475
Total stockholders’ equity	160,485	139,293

September 30, 2007 Compared to December 31, 2006

Total assets increased $51.9 million, or 20.6%, to $303.7 million at September 30, 2007 from $251.8 million at December 31, 2006, primarily due to increases in cash and cash equivalents, receivables, capitalized customer acquisition costs, and property and equipment, net. Cash and cash equivalents increased by $21.7 million or 135.1% as the result of cash flow (see “—Liquidity and Capital Resources” for more detail).

Our receivables primarily result from our practice of advancing interchange fees to most of our merchants during the processing month and collecting those fees from our merchants at the beginning of the following month. We use our available cash to fund a portion of the advances of interchange fees to our merchants, then as our available cash has been expended, we direct our sponsor bank to make the advances, thus generating a payable to our sponsor bank. At September 30, 2007 and December 31, 2006, we used $37.1 million and $44.6 million, respectively, of our available cash to fund merchant advances. The amount due to our sponsor bank for funding advances was $39.8 million at September 30, 2007 and $27.3 million at December 31, 2006. The payable to our sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants. Our total receivables increased $6.5 million, or 6.0%, to $113.6 million at September 30, 2007 from $107.2 million at December 31, 2006 mostly due to higher monthly bank card processing volume in September 2007. For the month of September 2007, our processing volume was $4.4 billion, compared to $4.1 billion of processing volume in the month of December 2006.

Capitalized customer acquisition costs increased $10.5 million, or 18.5%, from December 31, 2006 as a result of increases in the number of merchants we service. Property and equipment increased $19.2 million, or 83.0%, primarily due to spending $18.1 million during the nine months ended September 30, 2007 on the construction of our new service center in Jeffersonville, Indiana. We also continued building our technology infrastructure, primarily hardware and software needed for the expansion of HPS Exchange and Passport.

Our current tax asset was $7.8 million at September 30, 2007, a decrease of $11.4 million from December 31, 2006. The decrease was primarily due to the tax liability we recorded for our income tax provision during the nine months ended September 30, 2007, the realization of $8.5 million as reductions of estimated tax payments made during the nine months ended September 30, 2007 and a $10.0 million tax refund we received in July 2007 from the recapture of income taxes paid in 2005. Partially offsetting these decreases were tax benefits of $6.7 million we recorded as the result of employee stock option exercises during the nine months ended September 30, 2007. These tax benefits reflect tax deductions which accrued to us when our employees exercised non-qualified stock options and made disqualifying dispositions of shares acquired through the exercise of incentive stock options.

Funds held for payroll customers increased $1.8 million, or 10.9%, to $18.8 million at September 30, 2007 from $17.0 million at December 31, 2006 primarily due to increased tax escrow funds generated in our payroll processing activities. Our liability for deposits held for payroll customers increased by the same amount.

Total stockholders’ equity increased $21.2 million from December 31, 2006 primarily due to our net income of $29.0 million recorded for the nine months ended September 30, 2007, proceeds received from the exercise of employee stock options, which amounted to $8.0 million, and tax benefits recorded in additional-paid-in capital related to employees’ exercise of stock options and related tax benefits, which contributed $6.7 million. Stockholders’ equity was reduced by $16.8 million for the cost of purchasing 656,500 treasury shares, and $6.6 million for dividends declared on common stock.

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

Our cash requirements include funding payments to salespersons for signing bonuses, residual commissions and residual buyouts, paying interest expense and other operating expenses, including taxes, constructing our new service center and investing in building our infrastructure. At times, we have used cash to repurchase our common stock. We could in the future use cash for other unspecified acquisitions of related businesses or assets. On October 19, 2007, we acquired General Meters Corporation for a net cash payment of $6.0 million. The General Meters acquisition provides us with a ready customer base of colleges and universities for our campus card product. General Meters will be combined with our subsidiary Debitek Inc., which provides prepaid card and stored value solutions.

Our cash needs are funded primarily by cash flow from our operating activities and our agreement with our sponsor bank to fund merchant advances. We believe that our current cash and investment balances, cash generated from operations and our agreement with our sponsor bank to fund merchant advances will provide sufficient liquidity to meet our anticipated needs for capital for at least the next twelve months, and currently anticipate no liquidity challenges over a longer term. On September 5, 2007, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders to create a revolving credit facility. We can use this revolving credit facility to finance our new service center, acquisitions, our other working capital needs and for general corporate purposes. See “— Revolving Credit Facility” for more details.

Our working capital, defined as current assets less current liabilities, was positive at September 30, 2007 and December 31, 2006. Working capital at September 30, 2007 declined by $4.6 million from December 31, 2006 primarily due to spending $16.8 million in the nine months ended September 30, 2007 for the repurchase of 656,500 shares of our common stock. Each funding source and use is described in more detail below.

At September 30, 2007, we had cash and cash equivalents totaling $37.7 million, compared to cash and cash equivalents of $16.1 million at December 31, 2006.

Cash Flow Provided by (Used in) Operating Activities. We reported net cash provided by operating activities of $58.1 million in the nine months ended September 30, 2007, compared to net cash used in operating activities of $11.4 million in the nine months ended September 30, 2006.

Our reported cash flow from operating activities for both periods was impacted by the cash flow reporting requirements of SFAS No. 123R and SFAS No. 95, Statement of Cash Flow, as amended. These statements require the amount of tax benefits resulting from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options in excess of the amount of SFAS No. 123R compensation cost recognized (referred to as “excess tax benefits” in this document), to be classified as a cash inflow from financing activities on our Statement of Cash Flow and a cash outflow from operating activities. For the nine months ended September 30, 2007 and 2006, our operating cash flow was reduced by the classification of $6.7 million and $27.7 million, respectively, of excess tax benefits as cash inflow from financing activities.

The following table presents the components of our cash flow from operating activities for the nine months ended September 30, 2007 and 2006 including reductions for the amounts of tax benefits actually realized for excess tax benefits generated. The amounts actually realized were $18.5 million and $8.1 million, respectively, in the nine months ended September 30, 2007 and 2006. These reductions of our income tax payments in the nine-month periods would have been classified as a cash outflow from operating activities and a cash inflow from financing activities under the previous cash flow presentation requirements of APB No. 25. Before reducing our cash flows from operating activities for the $6.7 million and $27.7 million current tax receivables generated by excess tax benefits during the nine months ended September 30, 2007 and 2006, and including a reduction for the $18.5 million and $8.1 million of realized income tax benefits in the nine months ended September 30, 2007 and 2006, our cash flow from operations for the nine months ended September 30, 2007 and 2006 would have been positive $46.3 million and $8.2 million, respectively. The remaining current tax asset is expected to be recovered as reductions of future period estimated tax payments.

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Net income	$29,039	$21,972
Adjustments for non-cash items included in net income:
Amortization and depreciation	39,450	31,295
Addition to loss reserves	1,833	1,068
Share-based compensation	1,282	764
Deferred taxes	(300)	104
Other	172	—
Adjustments for changes in operating assets and liabilities:
Payment of signing bonuses, net	(32,943)	(23,934)
Payouts of accrued buyout liability	(6,234)	(7,983)
Excess tax benefits realized as reductions of actual estimated tax payments and recovery of prior year taxes paid	(18,477)	(8,050)
Other changes in operating assets and liabilities, net	32,515	(7,009)

Cash flow from operating activities before deduction of the current receivable for excess tax benefits	46,337	8,227

Less:
Decrease (increase) in current receivable for excess tax benefits	11,748	(19,611)

Net cash provided by (used in) operating activities	$58,085	$(11,384)

Key sources of operating cash flows were our net income as adjusted for depreciation and amortization, additions to loss reserves, share-based compensation expense, and deferred taxes. Other major determinants of operating cash flow are net signing bonus payments, which consume increasing amounts of operating cash as our new merchant installation activity rises, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout liability” for more information. Net signing bonuses of $32.9 million and $23.9 million, respectively, were paid in the nine months ended September 30, 2007 and 2006. In the nine months ended September 30, 2007 and 2006, we reduced the accrued buyout liability by making buyout payments of $6.2 million and $8.0 million, respectively.

Contained within other changes in operating assets and liabilities are the changes in our receivables and due to sponsor bank. We use our available cash to fund a portion of the advances of interchange fees we make to our merchants. Advances of interchange fees to our merchants, which generate a receivable from our merchants, are funded first from our available cash, then by incurring a payable to our sponsor bank when that cash has been expended. The payable to the sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants. During the nine months ended September 30, 2007, our receivables increased $6.5 million, while we increased our due to sponsor bank by $12.6 million. All other operating assets and liabilities generated a net increase in operating cash of $8.0 million during the nine months ended September 30, 2007.

Cash Flow Used in Investing Activities. Net cash used in investing activities was $27.6 million for the nine months ended September 30, 2007, compared to $13.6 million for the nine months ended September 30, 2006. In January 2006, we made a $0.5 million strategic investment in convertible preferred stock issued by Parcxmart Technologies, Inc. (“Parcxmart”). In June 2007, we made an additional investment of $1.2 million in Parcxmart convertible preferred stock. In February 2006, we acquired Debitek, Inc. for a net cash payment of $3.5 million. In October 2007, subsequent to the end of the quarter, we acquired General Meters Corporation for a cash payment of $6.0 million.

During each period, we used cash to fund capital expenditures. Total capital expenditures for the nine months ended September 30, 2007 were $25.6 million, an increase of $16.0 million from the $9.6 million invested in the nine months ended September 30, 2006. The increase in capital expenditures was primarily related to construction of our new Service Center facility, which commenced in 2006. During the nine months ended September 30, 2007 and 2006, we spent $18.0 million and $3.5 million, respectively, on our new Service Center. See “—Contractual Obligations” for more detail regarding cumulative cash outlays and expected funding requirements related to our new Service Center. We also continued building our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and Passport. We anticipate that these expenditures will continue near current levels as we further develop our technology.

Cash Flow (Used In) Provided by Financing Activities. Net cash used by financing activities was $8.8 million for the nine months ended September 30, 2007, which compares to net cash provided by financing activities of $27.8 million for the nine months ended September 30, 2006. Cash flow from financing activities for the nine months ended September 30, 2007 was negative primarily because we used cash to repurchase our common stock. See “— Common Stock Repurchases” for more information on our common stock repurchases authorization. Cash flow from financing activities for the nine months ended September 30, 2006 was positive primarily due to excess tax benefits arising from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options.

We used $16.8 million of cash to repurchase 656,500 shares of our common stock during the nine months ended September 30, 2007, compared to $24.4 million of cash to repurchase 1,039,500 shares of our common stock during the nine months ended September 30, 2006. During the nine months ended September 30, 2007 and 2006, employees exercised stock options generating cash proceeds in the aggregate of $8.0 million and $25.7 million, respectively. Cash proceeds received from the exercise of employee stock options were applied to repurchase shares of our common stock.

Cash dividends paid in the nine months ended September 30, 2007 were $6.6 million, compared to dividends declared of $0.9 million in the nine months ended September 30, 2006. See “— Dividends on Common Stock” for more information on our common stock dividends.

Financing cash activities for both periods were favorably impacted by excess tax benefits which resulted from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options. During the nine months ended September 30, 2007 and 2006, we reported as a financing cash inflow, $6.7 million and $27.7 million, respectively of excess tax benefits resulting from employees exercising stock options. We actually realized tax benefits of $18.5 million and $8.1 million, respectively, in the nine months ended September 30, 2007 and 2006 for excess tax benefits resulting from employees exercising stock options. See “— Cash Flow Provided by (Used in) Operating Activities” for more detail.

On September 21, 2007, we closed a public offering of 6,348,767 shares of our common stock. The offering price was set at $26.34 per share, the closing price of our common stock on the New York Stock Exchange on September 17, 2007.

Approximately 99% of the shares sold in the offering were offered by Greenhill Capital Partners, L.P. and its affiliates (2,550,120 total shares), LLR Equity Partners, L.P. and its affiliates (2,216,486 total shares), and members of the company’s management (1,557,820 total shares). The remaining 1%, 24,341 shares, were sold by us. We received only the proceeds from the shares we sold in the offering, or $615,000, which we used to cover the $590,000 of expenses from the offering.

Revolving Credit Facility. On September 5, 2007, we entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders who may become a party to the Credit Agreement from time to time. The lenders are currently JPMorgan Chase Bank, N.A., KeyBank National Association and SunTrust Bank. Credit extended under the Credit Agreement is guaranteed by our subsidiaries, Heartland Payroll Company, L.L.C., an Ohio limited liability company, and Debitek, Inc., a Delaware corporation.

The Credit Agreement provides for a five year revolving credit facility in the aggregate amount of up to $50.0 million (the “Revolving Credit Facility”), of which up to $5.0 million may be used for the issuance of letters of credit and up to $5.0 million is available for swing line loans. Upon the prior approval of the administrative agent, we may increase the total commitments by $25.0 million for a total commitment under the Revolving Credit Facility of $75.0 million. The Revolving Credit Facility is available to us on a revolving basis commencing on September 5, 2007 and ending on September 4, 2012.

The Credit Agreement contains covenants, which include our maintenance of certain leverage and fixed charge coverage ratios, limitations on our indebtedness, liens on our properties and assets, our investments in, and loans to, other business units, our ability to enter into business combinations and asset sales, and certain other financial and non-financial covenants. These covenants also apply to our subsidiaries.

Under the terms of the Credit Agreement, we may borrow, at our option, at interest rates equal to one, two, three or six month adjusted LIBOR rates or equal to the greatest of prime, the secondary market rate for three month certificates of deposits plus 1.0% and the federal funds rate plus 0.50%, in each case plus a margin determined by our current leverage ratio.

We can use this Revolving Credit Facility to finance our new service center, acquisitions, our other working capital needs and for general corporate purposes.

Common Stock Repurchases. On January 13, 2006, our Board of Directors authorized management to repurchase up to the lesser of (a) 1,000,000 shares of our common stock or (b) $25,000,000 worth of our common stock in the open market. On August 1, 2006, our Board of Directors authorized management to repurchase up to an additional 1,000,000 shares of our common stock in the open market using proceeds from the issuance of stock options. On May 3, 2007, the Board of Directors eliminated the restriction in the August 1, 2006 repurchase authorization which required management to use only proceeds from the issuance of stock options for repurchases, and increased the total remaining authorized number of shares to be repurchased to 2,000,000. The Board of Directors authorized management to purchase up to 1,000,000 shares at purchase prices within management’s discretion. We intend to use these authorizations to repurchase shares opportunistically as a means of offsetting dilution from shares issued upon the exercise of options under employee benefit plans, and to use cash to take advantage of declines in the Company’s stock price. We have no obligation to repurchase shares under the authorization, and the specific timing and amount of the stock repurchase will vary based on market conditions, securities law limitations and other factors. The stock repurchase will be executed utilizing general corporate funds.

Under these authorizations, we repurchased an aggregate of 1,717,700 shares of our common stock during the year ended December 31, 2006 and the nine months ended September 30, 2007 at a cost of $41.8 million, or $24.35 per share. During the nine months ended September 30, 2007 and 2006, we repurchased 656,500 shares and 1,039,500 shares, respectively, of our common stock at average per share costs of $16.8 million and $24.4 million. At September 30, 2007, we have remaining authorization to repurchase up to 1,382,300 additional shares of our common stock.

Dividends on Common Stock. On August 1, 2006, our Board of Directors declared the first quarterly cash dividend on our common stock. The following table summarizes quarterly cash dividends declared and paid on our common stock since that date:

Date Declared	Record Date	Date paid	Amount Paid Per Common Share
Nine Months Ended September 30, 2007:
February 12, 2007	February 23, 2007	March 15, 2007	$0.05
May 3, 2007	May 25, 2007	June 15, 2007	$0.05
July 30, 2007	August 24, 2007	September 15, 2007	$0.075

Twelve Months Ended December 31, 2006:
August 1, 2006	August 25, 2006	September 15, 2006	$0.025
November 2, 2006	November 24, 2006	December 15, 2006	$0.025

On October 31, 2007, our Board of Directors declared a quarterly cash dividend of $0.075 per share of common stock, payable on December 15, 2007 to stockholders of record as of November 23, 2007.

Contractual Obligations. The Visa and MasterCard networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of our transactions involve the delivery of the product or service at the time of the transaction, a good estimate of our exposure to chargebacks is the last four months’ processing volume on our portfolio, which was $18.7 billion and $15.1 billion for the four months ended September 30, 2007 and December 31, 2006, respectively. However, for the four months ended September 30, 2007 and December 31, 2006, we were presented with $10.1 million and $8.4 million, respectively, of chargebacks by issuing banks. In the nine months ended September 30, 2007 and the 2006 full year, we incurred merchant credit losses of $1.7 million and $1.9 million, respectively, on total dollar volume processed of $38.6 billion and $43.3 billion, respectively. These credit losses are included in processing and servicing expense in our consolidated statements of income.

The following table reflects our significant contractual obligations as of September 30, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Processing providers (a)	$16,383	$6,932	$8,123	$1,328	$—
Telecommunications providers	7,423	2,727	4,095	601	—
Office and equipment leases	4,611	1,572	1,585	1,224	230
Land, construction and equipment (b)	8,759	8,534	225	—	—

	$37,176	$19,765	$14,028	$3,153	$230

(a)	We have agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. These third-party processors include TSYS Acquiring Solutions, KeyBank, N.A., First Data Corporation, Chase Paymentech Solutions and Global Payments, Inc. Our agreements with third-party processors require us to submit a minimum monthly number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay them the fees that they would have received if we had submitted the required minimum number or volume of transactions.
(b)	These amounts relate to contractual commitments we have for developing land and constructing our new Service Center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with the development of this site. Through September 30, 2007, we have spent approximately $24.0 million of our cash on our new Service Center, including $1.7 million to acquire land, and over the next twelve to fifteen months we expect to spend approximately $21.6 million more on its development, including the contractual obligations in the above table.

In addition, we record a payable to KeyBank, N.A., our sponsor bank, each month in conjunction with our monthly processing activities. This amount was $39.8 million as of September 30, 2007. This amount is repaid on the first business day of the following month out of the fees collected from our merchants.

Unrecognized Tax Benefits. As of the FIN 48 adoption date of January 1, 2007, we had gross tax effected unrecognized tax benefits of approximately $0.8 million. See “— Critical Accounting Estimates — Income Taxes.” As of September 30, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits has been excluded from the above commitment and contractual obligations table.

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

Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is to changes in interest rates. During each month, KeyBank advances interchange fees to most of our merchants so that during the month we apply a portion of our available cash to fund these advances and we build up a significant payable to KeyBank, bearing interest at the prime rate. At September 30, 2007, our payable to KeyBank was $39.8 million. This advance is repaid on the first business day of the following month out of fee collections from our merchants. During the quarter ended September 30, 2007 the average daily interest-bearing balance of that payable was approximately $10.7 million and was directly related to our processing volume. A hypothetical 100 basis point change in short-term interest rates would result in a change of approximately $18,000 in annual pre-tax income.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities of up to three years. At September 30, 2007, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $18,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $37,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $18,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $37,000.

We do not hold or engage in the trading of derivative financial, commodity or foreign exchange instruments. All of our business is conducted in U.S. dollars.

Office Facilities

Our principal executive offices are located in approximately 9,300 square feet of leased office space on Nassau Street in Princeton, New Jersey. The Nassau Street lease expires in May 2013. We also lease approximately 15,940 square feet of office space in Cleveland, Ohio under a lease that expires on June 30, 2012, 1,284 square feet in Phoenix, Arizona under a lease that expires on September 30, 2008, 64,351 square feet in Jeffersonville, Indiana under a lease that expires between December 31, 2007 and April 30, 2009, 18,456 square feet in Frisco, Texas under a lease that expires on October 31, 2008, 9,461 square feet in Chattanooga, Tennessee under a lease that expires on January 31, 2009 and 3,008 square feet in Alpharetta, GA under a lease that expires on November 30, 2010. We believe that these facilities are adequate for our current operations and, if necessary, can be replaced with little disruption to our company. Each of these leases, other than the Frisco lease, is renewable.

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

Changes in Internal Controls

During the quarter ended September 30, 2007, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

(a) None

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 13, 2006, our Board of Directors authorized management to repurchase up to the lesser of (a) 1,000,000 shares of our common stock or (b) $25,000,000 worth of our common stock in the open market. On August 1, 2006, our Board of Directors authorized management to repurchase up to 1,000,000 shares of our common stock in the open market using the proceeds from the exercise of stock options. On May 3, 2007, the Board of Directors eliminated the restriction in the August 1, 2006 repurchase authorization which required management to use only proceeds from the issuance of stock options for repurchases, and increased the total remaining authorized number of shares to be repurchased to 2,000,000. As of September 30, 2007, we had remaining authorization to purchase 1,382,300 shares of our common stock. We intend to use these authorizations to repurchase shares opportunistically as a means of offsetting dilution from shares issued upon the exercise of options under employee benefit plans, and to use cash to take advantage of declines in the Company’s stock price. We have no obligation to repurchase shares under the authorization, and the specific timing and amount of the stock repurchase will vary based on market conditions, securities law limitations and other factors. The stock repurchase will be executed utilizing general corporate funds.

The following table presents information with respect to those purchases of our common stock made during the three months ended September 30, 2007:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 — 31, 2007	50,000	$29.73	50,000		1,382,300
August 1 —31, 2007	—	—	—		—
September 1 —30, 2007	—	—	—		—

	50,000	$29.73	50,000	(a)

(a)	Total number of shares purchased as part of publicly announced plans was 1,717,700 shares at an average price of $24.35 per share.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2007

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