Form 10-K
period 2007-12-31
HEARTLAND PAYMENT SYSTEMS INC
filed 2008-03-10
CIK 1144354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of the voting common stock held by non-affiliates based on the last reported sale price on June 30, 2007: approximately $470 million.

As of March 1, 2008, there were 37,271,249 shares of the registrant’s Common Stock, $.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the registrant’s proxy statement for the 2008 annual meeting of shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K for fiscal year ended December 31, 2007.

Heartland Payment Systems, Inc.

December 31, 2007 Form 10-K

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

In May 2007, we submitted to the New York Stock Exchange the CEO certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual without qualification.

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

According to The Nilson Report, in 2006 we were the 6th largest card acquirer in the United States ranked by purchase volume, which consists of both credit and debit Visa and MasterCard transactions. This ranking represented 2.3% of the total bank card processing market. At December 31, 2007, we provided our bank card payment processing services to approximately 154,750 active merchant locations, referred to as bank card merchants in this document, throughout the United States. In 2007, 2006 and 2005, our bank card processing volume was $51.9 billion, $43.3 billion and $33.7 billion, respectively.

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

We sell and market our bank card payment processing services through a nationwide direct sales force of 1,602 sales professionals. Through this sales force we establish a local sales and servicing presence, which we believe provides for enhanced referral opportunities and helps mitigate merchant attrition. We compensate our sales force solely through commissions, based upon the performance of their merchant accounts. We believe that our sales force and our experience and knowledge in providing payment processing services to small- and medium-size merchants gives us the ability to effectively evaluate and manage the payment processing needs and risks that are unique to these merchants. In 2007, our sales force generated over 62,500 bank card merchant applications and installed over 57,000 new bank card merchants. In 2006, our sales force generated over 55,000 bank card merchant applications and installed almost 51,000 new bank card merchants.

We focus our sales efforts on low-risk bank card merchants and have developed systems and procedures designed to minimize our exposure to potential losses. In 2007, 2006 and 2005, we experienced losses of 0.54 basis points (0.0054%), 0.45 basis points (0.0045%) and 0.36 basis points (0.0036%) of bank card processing volume, respectively. We have developed significant expertise in industries that we believe present relatively low risks as the customers are generally present and the products or services are generally delivered at the time the transaction is processed. These industries include restaurants, brick and mortar retailers, convenience and liquor stores, automotive sales, repair shops and gas stations, professional service providers, lodging establishments and other. As of December 31, 2007, approximately 30.2% of our bank card merchants were restaurants, approximately 20.2% were brick and mortar retailers, approximately 10.6% were convenience and liquor stores, approximately 8.9% were automotive sales, repair shops and gas stations, approximately 8.1% were professional service providers and approximately 3.7% were lodging establishments.

We believe that the restaurant industry will remain an area of focus, though its growth will likely approximate the growth in the overall portfolio. Restaurants represent an attractive segment for us: according to a report by the National Restaurant Association, restaurant industry sales are expected to reach approximately $558 billion in 2008, which would represent a 4% increase over projected industry sales for 2007 and the sixteenth consecutive year of growth. This steady growth profile, combined with the industry’s low seasonality, makes restaurant merchant bank card processing volume very stable and predictable. In addition, the incidence of chargebacks is very low among restaurants, as the service is provided before the card is used. Our industry focus not only differentiates us from other payment processors, but also allows us to forge relationships with key trade associations that attract merchants to our business. Our industry focus also allows us to better understand a merchant’s needs and tailor our services accordingly.

Since our inception, we have developed a number of proprietary Internet-based systems to increase our operating efficiencies and distribute our processing and merchant data to our three main constituencies: our sales force, our merchant base and our customer service staff. In 2001, we began providing authorization and data capture services to our bankcard merchants through our own front-end processing system, HPS Exchange. In 2006, we began providing clearing, settlement and merchant accounting services through our own internally developed back-end processing system, Passport, to substantially all of our bank card merchants. Passport enables us to customize these services to the needs of our Relationship Managers and merchants.

During the years ended December 31, 2007, 2006 and 2005, approximately 75%, 64% and 53%, respectively, of our transactions were processed through HPS Exchange, which has decreased our operating costs per transaction. At December 31, 2007 and 2006, approximately 98% of total bank card merchants were processing on Passport. At December 31, 2007, our internally developed systems are providing substantially all aspects of a merchant’s processing needs.

In December 2007, we signed a sales and servicing program agreement with American Express under which we will sign up and service new merchants on behalf of American Express. Under the terms of the agreement, we will add American Express Card acceptance to the payment processing services we offer to new bankcard merchants beginning in the second half of 2008. We will provide processing, settlement, customer support and reporting to merchants, in effect consolidating a merchant’s American Express Card acceptance into the services we currently provide for their Visa and Master Card transactions. The program will also be opened to our existing bankcard merchants who desire to add American Express Card acceptance, so that we will become their single point of contact for card processing.

While we will offer processing and support services to our bankcard merchants, American Express will retain the American Express Card acceptance contract with the merchants, continue to set merchant pricing, perform authorizations, and receive the same transactional information it currently receives.

Payroll Processing Services

Through our wholly-owned subsidiary, Heartland Payroll Company, we operate a full-service nationwide payroll processing service, including check printing, direct deposit, related federal, state and local tax deposits and providing accounting documentation. At December 31, 2007, 2006 and 2005, we processed payroll for 6,209, 4,216 customers and 2,664 customers, respectively.

Our nationwide direct sales force also sells our payroll processing services solely on a commission basis. Beginning in 2006, we began providing additional training regarding our payroll processing products and increased the focus of our sales force on selling these products. As a result, in 2007 and 2006, we installed 4,395 and 3,140 new payroll processing customers, respectively, compared to 1,117 new installs in 2005.

Our total merchants, which we define as bank card processing merchants plus payroll customers, increased to 160,959 at December 31, 2007 from 137,416 total merchants at December 31, 2006 and 113,164 total merchants at December 31, 2005.

Payment Processing Industry Overview

The payment processing industry provides merchants with credit, debit, gift and loyalty card and other payment processing services, along with related information services. The industry has grown rapidly in recent years as a result of wider merchant acceptance, increased consumer use of bank cards and advances in payment processing and telecommunications technology. According to The Nilson Report, total expenditures for all card type transactions by U.S. consumers were $3.0 trillion in 2006, and are expected to grow to $4.8 trillion by 2011. From 2001 to 2006, the compound annual growth rate of card payments was 12%, but this rate is expected to decline to 10% for 2007 to 2011. The proliferation of bank cards has made the acceptance of bank card payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. This use of bank cards, enhanced technology initiatives, efficiencies derived from economies of scale and the availability of more sophisticated products and services to all market segments has led to a highly competitive and specialized industry.

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

(a)	HPS Exchange: 79% of our bank card merchants

Passport: 98% of our bank card merchants

We believe that the card-based payment processing industry will continue to benefit from the following trends:

Growth in Card Transactions

The proliferation in the uses and types of cards, including in particular debit and prepaid cards, the rapid growth of the Internet, significant technological advances in payment processing and financial incentives offered by issuers have contributed greatly to wider merchant acceptance and increased consumer use of such cards. The following chart illustrates the growth for card transactions for the periods indicated.

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

Our Competitive Strengths

We believe our competitive strengths related to Bank Card Payment Processing include the following:

Large, Experienced, Efficient, Direct Sales Force

While many of our competitors rely on Independent Sales Organizations that often generate merchant accounts for multiple payment processing companies simultaneously, we market our services throughout the United States through our direct sales team of 1,602 Relationship Managers, Servicing Managers and sales managers who work exclusively for us. Our Relationship Managers have local merchant relationships and industry-specific knowledge that allow them to effectively compete for merchants. Our Relationship Managers are compensated solely on commissions, receiving signing bonuses and ongoing residual commissions for generating new merchant accounts. These commissions are based upon the gross margin we estimate that we will receive from their merchants, calculated by deducting interchange fees, dues and assessments and all of our costs incurred in underwriting, processing, servicing and managing the risk of the account from gross processing revenue. Our Relationship Managers have considerable latitude in pricing a new account, but we believe that the shared economics motivate them to sign attractively priced contracts with merchants generating significant bank card processing volume. The residual commissions our Relationship Managers receive from their merchant accounts give them an incentive to maintain a continuing dialogue and servicing presence with their merchants; these relationships are also supported by our 240 Servicing Managers, who are focused on installing new merchants and responding to any ongoing servicing needs. We believe that our compensation structure is atypical in our industry and contributes to building profitable, long-term relationships with our merchants. Our sales compensation structure and marketing activities focus on recruiting and supporting our direct sales force, and we believe that the significant growth we have achieved in our merchant portfolio and bank card processing volume are directly attributable to these efforts.

Recurring and Predictable Revenue

We generate recurring revenue through our payment processing services. Our revenue is recurring in nature because we typically enter into three-year service contracts that require minimum volume commitments from our merchants to qualify for the agreed-upon pricing. Our recurring revenue grows as the number of transactions or dollar volume processed for a merchant increases or as our merchant count increases. In 2007, approximately 85.5% of our bank card processing volume came from merchants we installed in 2006 and earlier.

Internal Growth

While many of our competitors in the payment processing industry have relied on acquisitions to expand their operations and improve their profitability, from 2001 through 2007 we have grown our business primarily through internal expansion by generating new merchant contracts submitted by our own direct sales force. Every merchant we currently process was originally underwritten by our staff, and we have substantial experience responding to their processing needs and the risks associated with them. We believe this both enhances our merchant retention and reduces our risks. We believe that internally generated merchant contracts are of a higher quality and are more predictable than contracts acquired from third parties, and the costs associated with such contracts are lower than the costs associated with contracts acquired from third parties.

Strong Position and Substantial Experience in Our Target Markets

As of December 31, 2007, we were providing payment processing services to approximately 154,750 active small- and medium-sized bank card merchants located across the United States. We believe our understanding of the needs of small- and medium-sized merchants and the risks inherent in doing business with them, combined with our efficient direct sales force, provides us with a competitive advantage over larger service providers that access this market segment indirectly. We also believe that we have a competitive advantage over service providers of a similar or smaller size that may lack our extensive experience and resources and which do not benefit from the economies of scale that we have achieved.

Industry Expertise

We have focused our sales efforts on merchants who have certain key attributes and on industries in which we believe our direct sales model is most effective and the risks associated with processing are relatively low. These attributes include owners who are typically on location, interact with customers in person, value a local sales and servicing presence and often consult with trade associations and other civic groups to help make purchasing decisions. Although we have historically focused significant sales and marketing efforts on the restaurant industry, our merchant base also includes a broad range of brick and mortar retailers, lodging establishments, automotive repair shops, convenience and liquor stores and professional service providers.

To further promote our products and services, we have entered into sponsoring arrangements with various trade associations, with an emphasis on state restaurant and hospitality groups. We believe that these sponsorships have enabled us to gain exposure and credibility within the restaurant industry and have provided us with opportunities to market our products to new merchants. In December 2007, the restaurant industry represented approximately 38.8% of our bank card processing volume and 53.3% of our transactions. In December 2006 and December 2005, the restaurant industry represented approximately 40.3% and 40.2% of our bank card processing volume and 54.8% and 54.3% of our transactions, respectively. We believe that the restaurant industry will continue to represent a significant portion of our bank card processing volume as the industry continues to experience sales growth and we continue to generate new restaurant merchants. According to a report by the National Restaurant Association, restaurant industry sales are expected to reach approximately $558 billion in 2008, which would represent a 4% increase over projected industry sales for 2007 and the sixteenth consecutive year of growth. This steady growth profile, together with the industry’s low seasonality, makes restaurant merchant bank card processing volume relatively stable and predictable.

Our historical focus on small- and medium-sized merchants has diversified our merchant portfolio and we believe has reduced the risks associated with revenue concentration. In 2007, no single merchant represented more than 0.44% of our total bank card processing volume. In 2006 and 2005, no single merchant represented more than 0.26% and 0.29% of our total bank card processing volume, respectively.

Merchant Focused Culture

We have built a corporate culture and established practices that we believe improve the quality of services and products we provide to our merchants. This culture spans from our sales force, which maintains a local market presence to provide rapid, personalized customer service, through our service center which is segmented into regionalized teams to optimize responsiveness, and to our technology organization, which has developed a customer management interface and information system that alerts our Relationship Managers to any problems a merchant has reported and provides them with detailed information on the merchants in their portfolio. Additionally, we believe that we are one of the few companies that discloses and adheres to our pricing policies to merchants. Visa and MasterCard alter their interchange fees once or twice per year; we believe that we are one of the few companies that does not use such adjustments to increase our own margins. We think this is the best approach to building long-term merchant relationships. During 2006, we developed and endorsed The Merchant Bill of Rights, an advocacy initiative that details ten principles we believe should characterize all merchants’ processing relationships. The Merchant Bill of Rights allows our sales team to differentiate our approach to bank card processing from alternative approaches, and we believe that a focus on these principles by our merchants will enhance our merchant relationships. We believe that our culture and practices allow us to maintain strong merchant relationships and differentiate ourselves from our competitors in obtaining new merchants.

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

In 2001, we began providing authorization and data capture services to our merchants through our internally-developed front-end processing system, HPS Exchange. This system incorporates real time reporting tools through, and interactive point-of-sale database maintenance via, the Internet. These tools enable merchants, and our employees, to change the messages on credit card receipts and to view sale and return transactions entered into the point-of-sale device with a few second delay on any computer linked to the Internet. During the years ended December 31, 2007, 2006 and 2005, approximately 75%, 64% and 53%, respectively, of our transactions were processed through HPS Exchange.

In 2005, we began providing clearing, settlement and merchant accounting services through our own internally developed back-end processing system, Passport. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. We completed converting substantially all of our bank card merchants to Passport during the second quarter of 2006. At December 31, 2007 and 2006, approximately 98% of total bank card merchants were processing on Passport. At December 31, 2007, our internally developed systems are providing substantially all aspects of a merchant’s processing needs for most of our merchants.

HPS Exchange, Passport and our other technology efforts have contributed to a reduction of our per-transaction processing costs and to a reduction of our costs of services as a percentage of our revenue. Many existing merchants will remain on TSYS Acquiring Solutions (“TSYS”) systems and those of our other third-party processors for front-end services for the duration of their relationship with us. However, we intend to install 85% to 95% of our new merchants on HPS Exchange, and to convert to HPS Exchange as many merchants on third party front ends as possible. Our Internet-based systems allow all of our merchant relationships to be documented and monitored in real time, which maximizes management information and customer service responsiveness. We believe that these systems help attract both new merchants and Relationship Managers and provide us with a competitive advantage over many of our competitors who rely on less flexible legacy systems.

Comprehensive Underwriting and Risk Management System

Through our experience in assessing risks associated with providing payment processing services to small- and medium-size merchants, we have developed procedures and systems that provide risk management and fraud prevention solutions designed to minimize losses. Our underwriting processes help us to evaluate merchant applications and balance the risks of accepting a merchant against the benefit of the bank card processing volume we anticipate the merchant will generate. We believe our systems and procedures enable us to identify potentially fraudulent activity and other questionable business practices quickly, thereby minimizing both our losses and those of our merchants. As evidence of our ability to manage these risks, we experienced losses of no more than 0.54 basis points of bank card processing volume for each of the years ended December 31, 2007, 2006 and 2005, which we believe is significantly lower than industry norms.

Proven Management Team

We have a strong senior management team, each with at least a decade of financial services and payment processing experience. Our Chief Executive Officer, Robert O. Carr, was a founding member of the Electronic Transactions Association, the leading trade association of the bank card acquiring industry. Our management team has developed extensive contacts in the industry and with banks and value-added resellers. Our sales leaders have all sold merchant services for us prior to assuming management roles, and many have been with us throughout most of our first decade of existence. We believe that the strength and experience of our management team has helped us to attract additional sales professionals and add additional merchants, thereby contributing significantly to our growth.

Our Strategy

Our current growth strategy is to increase our market share as a provider of payment processing services to small- and medium-size merchants in the United States. We believe that the increasing use of bank cards, combined with our sales and marketing approaches, will continue to present us with significant growth opportunities. Additionally, we intend to grow our payroll processing business, and develop and add new payment products such as Electronic Check Processing, Micro Payments and Campus Solutions. Key elements of our strategy include:

Expand Our Direct Sales Force

Unlike many of our competitors who rely on Independent Sales Organizations or salaried salespeople and telemarketers, we have built a direct, commission-only sales force. We have grown our sales force from 721 Relationship Managers as of December 31, 2005, to 952 and 1,117 Relationship Managers as of December 31, 2006 and 2007, respectively. We anticipate continued growth in our sales force in the next few years in order to increase our share of our target markets, and have targeted achieving a level of 2,000 Relationship Managers within the next four to five years. Our sales model divides the United States into 5 primary markets overseen by Executive Directors of Sales, and further into 17 primary geographic regions overseen by Regional Directors. The Regional Directors are primarily responsible for hiring Relationship Managers and increasing the number of installed merchants in their territory. Our Regional Directors’ compensation is directly tied to the compensation of the Relationship Managers in their territory, providing a significant incentive for them to grow the number and productivity of Relationship Managers in their territory.

Further Penetrate Existing Target Markets and Enter Into New Markets

We believe that we have an opportunity to grow our business by further penetrating the small- and medium-sized merchant market through our direct sales force and alliances with local trade organizations, banks and value-added resellers. During 2006, according to The Nilson Report, we processed approximately 2.3% of the dollar volume of all Visa and MasterCard transactions in the United States, up from approximately 2.2% in 2005, 1.8% in 2004, 1.4% in 2003 and 1.1% in 2002. In December 2007, the restaurant industry represented approximately 38.8% of our bank card processing volume and 53.3% of our transactions. Our bank card merchant base also includes a wide range of merchants, including brick and mortar retailers, lodging establishments, automotive repair shops, convenience and liquor stores and professional service providers. We believe that our sales model, combined with our community-based strategy that involves our Relationship Managers building relationships with various trade groups and other associations in their territory, will enable our Relationship Managers to continuously add new merchants. We intend to further expand our bankcard processing sales efforts into new target markets with relatively low risk characteristics, including markets that have not traditionally accepted electronic payment methods. These markets include governments, schools and the business-to-business market. In addition, the scale economies we have achieved by converting to our own platforms now allows us to profitably compete for the business of larger merchants, and we are now targeting merchants with annual processing volumes of up to $1 billion, compared to our prior maximum of $50-$100 million in processing volume.

Expand Our Services and Product Offerings

In recent years, we have focused on offering a broad set of payment-related products to our customers. In addition to payroll processing services (See “— Our Services and Products — Payroll Services” for a description of these services), our current product offerings include check processing services that allow merchants to electrify paper checks, and prepaid, gift and loyalty card product solutions. In 2006, we added electronic check services (See “— Our Services and Products — Electronic Check Processing Services” for a description of these services) and micropayment systems (See “— Our Services and Products — Micropayment Systems” for a description of these services) to our products. In 2007, we added Campus Solutions (See “— Our Services and Products — Campus Solutions” for a description of these services) to our products.

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

Enhance Merchant Retention

By providing our merchants with a consistently high level of service and support, we strive to enhance merchant retention. While increased bank card use helps maintain our stable and recurring revenue base, we recognize that our ability to maintain strong merchant relationships is important to our continued growth. We believe that our practice of fully disclosing our pricing policies to our merchants creates goodwill. For example, in 2003, we believe we were one of the few companies that passed along to small- and medium-sized customers a reduction in debit interchange fees that resulted from the settlement of the so-called Wal-Mart lawsuit against Visa and MasterCard. During 2006, we developed and endorsed The Merchant Bill of Rights, an advocacy initiative that details ten principles we believe should characterize all merchants’ processing relationships. The Merchant Bill of Rights allows our sales team to differentiate our approach to bank card processing from alternative approaches, and we believe that a focus on these principles by our merchants will enhance our merchant relationships.

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

Pursue Strategic Acquisitions

Although we intend to continue to grow through the efforts of our direct sales force, we may also expand our merchant base or gain access to other target markets by acquiring complementary businesses, products or technologies, including other providers of payment processing. Our 2006 acquisition of Debitek, Inc. and 2007 acquisition of General Meters Corp, are examples of expanding by acquiring complementary businesses. We may also consider portfolio acquisitions, especially from commercial banks, which, in an effort to focus on their core competencies, often sell or outsource their payment processing operations.

Our Services and Products

Bank Card Payment Processing

We derive the majority of our revenues from fee income relating to Visa and MasterCard payment processing, which is primarily comprised of a percentage of the dollar amount of each transaction we process, as well as a flat fee per transaction. The percentage we charge is typically a fixed margin over interchange, which is the percentage set by Visa and MasterCard depending on the type of card used and the way the transaction is handled by the merchant. On average, the gross revenue we generate from processing a Visa or MasterCard transaction equals approximately $2.47 for every $100 we process. We also receive fees from American Express,

Discover, and JCB for facilitating their transactions with our merchants. Under our new agreement with American Express, our compensation from American Express will change for new merchants signed up to more closely resemble Visa and MasterCard in the second half of 2008.

We receive revenues as compensation for providing bank card payment processing services to merchants, including merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant support and chargeback resolution. In prior years, we have arranged for certain of these services, particularly merchant accounting, clearing and settlement and a significant portion of our authorization and electronic draft capture services, to be performed by third-party processors (primarily TSYS Acquiring Solutions), while we performed the remaining services in-house. In 2005, we began providing clearing, settlement and accounting services through Passport, our own internally developed back-end processing system. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At December 31, 2007 and 2006, approximately 98% of our bank card merchants were processing on Passport.

In addition, we sell and rent point-of-sale devices and supplies and provide additional services to our merchants, such as gift and loyalty programs, paper check authorization and chargeback processing. These payment- related services and products are described in more detail below:

Merchant Set-up and Training – After we establish a contract with a merchant, we create the software configuration that is downloaded to the merchant’s existing, newly purchased or rented point-of-sale terminal, cash register or computer. This configuration includes the merchant identification number, which allows the merchant to accept Visa and MasterCard as well as any other cards, such as American Express, Discover and JCB, provided for in the contract. The configuration might also accommodate check verification, gift and loyalty programs and allow the terminal or computer to communicate with a pin-pad or other device. Once the download has been completed by the Relationship Manager or Servicing Manager, we conduct a training session on use of the system. We also offer our merchants flexible low-cost financing options for point-of-sale terminals, including installment sale and monthly rental programs.

Authorization and Draft Capture – We provide electronic payment authorization and draft capture services for all major bank cards. Authorization generally involves approving a cardholder’s purchase at the point of sale after verifying that the bank card is not lost or stolen and that the purchase amount is within the cardholder’s credit or account limit. The electronic authorization process for a bank card transaction begins when the merchant “swipes” the card through its point-of-sale terminal and enters the dollar amount of the purchase. After capturing the data, the point-of-sale terminal transmits the authorization request through HPS Exchange or the third-party processor to the card-issuing bank for authorization. The transaction is approved or declined by the card-issuing bank and the response is transmitted back through HPS Exchange or the third-party processor to the merchant. At the end of each day, and, in certain cases, more frequently, the merchant will “batch out” a group of authorized transactions, transmitting them through us to Visa and MasterCard for payment.

We introduced HPS Exchange, our internally developed front-end processing system, in August 2001. During the years ended December 31, 2007, 2006 and 2005, approximately 75%, 64% and 53%, respectively, of our transactions were processed through HPS Exchange. The remainder of our front-end processing is outsourced to third-party processors, primarily TSYS, but also including First Data Corporation, Chase Paymentech Solutions and Global Payments Inc. Although we will continue to install new merchants on TSYS’ and other third-party processors’ systems, we anticipate that the percentage of transactions that are outsourced to third-party processors will decline as we install a high percentage of new merchants on HPS Exchange, and convert merchants on third party systems to HPS Exchange.

Clearing and Settlement – Clearing and settlement processes, along with Merchant Accounting, represent the “back-end” of a transaction. Once a transaction has been “batched out” for payment, the payment processor transfers the merchant data to Visa or MasterCard who then collect funds from the card issuing banks. This is typically referred to as “clearing.” After a transaction has been cleared, the transaction is “settled” by Visa or MasterCard by payment of funds to the payment processor’s sponsor bank the next day. The payment processor creates an electronic payment file in ACH format for that day’s cleared activity and sends the ACH file to its sponsor bank. The ACH payments system generates a credit to the merchants’ bank accounts for the value of the file. The merchant thereby receives payment for the value of the purchased goods or services, generally two business days after the sale.

Passport, our internally developed back-end system, enables us to customize these services to the needs of our merchants and Relationship Managers. For example, in January 2007 we commenced Next Day Funding for merchants who maintain a deposit relationship with Commerce Bank, N.A., in July 2007 we commenced Next Day Funding for merchants who maintain a deposit relationship with Bremer Bank and in December 2007 we commenced Next Day Funding for merchants who maintain a deposit relationship with Heartland Bank (an unrelated third party). Under Next Day Funding, these merchants are paid for their transactions one day earlier than possible when we were processing on a third party back-end platform.

Merchant Accounting – Utilizing Passport, we organize our merchants’ transaction data into various files for merchant accounting and billing purposes. We send our merchants detailed monthly statements itemizing daily deposits and fees, and summarizing activity by bank card type. These detailed statements allow our merchants to monitor sales performance, control expenses, disseminate information and track profitability. We also provide information related to exception item processing and various other information, such as volume, discounts, chargebacks, interchange qualification levels and funds held for reserves to help them track their account activity. Merchants may access this archived information through our customer service representatives or online through our intranet-based customer service reporting system.

Merchant Support Services – We provide merchants with ongoing service and support for their processing needs. Customer service and support includes answering billing questions, responding to requests for supplies, resolving failed payment transactions, troubleshooting and repair of equipment, educating merchants on Visa and MasterCard compliance and assisting merchants with pricing changes and purchases of additional products and services. We maintain a toll-free help-line 24 hours a day, seven days a week, which is staffed by our customer service representatives and during 2007 answered an average of approximately 303,000 customer calls per month. The information access and retrieval capabilities of our intranet-based systems provide our customer service representatives prompt access to merchant account information and call history. This data allows them to quickly respond to inquiries relating to fees, charges and funding of accounts, as well as technical issues.

Chargeback Services – In the event of a billing dispute between a cardholder and a merchant, we assist the merchant in investigating and resolving the dispute as quickly and accurately as possible with card issuers or the bank card networks, which determine the outcome of the dispute. In most cases, before we process a debit to a merchant’s account for the chargeback, we offer the merchant the opportunity to demonstrate to the bank card network or the card issuer that the transaction was valid. If the merchant is unable to demonstrate that the transaction was valid and the dispute is resolved by the bank card network or the card issuer in favor of the cardholder, the transaction is charged back to the merchant. After a merchant incurs three chargebacks in a year, we typically charge our merchants a $25 fee for each subsequent chargeback they incur.

Payroll Processing Services

Through our wholly-owned subsidiary, Heartland Payroll Company, we operate a full-service nationwide payroll processing service. Our payroll services include check printing, direct deposit, related federal, state and local tax deposits and providing accounting documentation. In addition, we offer a “Payday” card, which provides employees who may not have bank accounts with the opportunity to have their payroll deposited to a Visa debit card account. In order to improve operating efficiencies and ease-of-use for our customers and to decrease our own processing costs, we have implemented electronic and paperless payroll processing that allows an employer to submit its periodic payroll information to us via the Internet or through a personal computer-based, direct-connect option. If a customer chooses either of these online options, all reports and interactions between the employer and us can be managed electronically, eliminating the need for cumbersome paperwork. Over 49% of our payroll customers currently submit their information electronically. However, if a customer chooses not to submit their payroll data online, they may submit such information via phone or facsimile. As of December 31, 2007, 2006 and 2005, we provided payroll processing services to 6,209, 4,216 and 2,664 customers, respectively.

Electronic Check Processing Services

We offer electronic check processing services, which we refer to as Express Funds, to merchants. Express Funds allows our merchants to quickly and easily scan all of their checks at their place of business, using a scanner sold or rented by us, to capture the image of the front and back of the check, store those images, and transmit the image to us for clearing through banking channels. Our merchants do not have to change their local banking arrangements. We clear checks on their behalf, and deposit collected funds at their own bank as soon as the next banking day. Express Funds also performs security checks and ensures that the image file is balanced before it is sent to us. Merchants benefit from checks clearing a day faster and learning about return items as much as a week faster. The merchant no longer has to manually prepare a deposit slip, photocopy checks, balance all deposits by store, lane, and cashier, or go to the bank to make the deposit. We also offer a later deposit deadline and comprehensive reporting on the status of all checks and deposits. We are currently enhancing this product to automatically post check activity to the merchant’s small business accounting software, which we believe would represent significant improvement in work simplification, particularly for merchants with multiple deposits.

Micropayments

We began providing payment solutions within the small value transaction market in 2006. We also manufacture and sell electronic cash systems utilizing smart (chip) card and off-line magnetic stripe card technology. Our electronic cash systems serve coin-operated vending machines and cash registers within closed-loop environments, such as corporate and university food cafeterias and penitentiaries, and in multi-vendor/multi-application environments. These systems offer consumers convenient ways to either purchase or reload electronic cash cards, ways to spend the value on the card for small value purchases in both attended and unattended point of sale locations, and offer merchants financial settlement between the value (electronic cash card) issuer and the vendor/merchant who accepts the card as payment. We believe that there is increasing consumer demand for, and merchant interest in, card-based solutions for small denomination transactions, and expect to make additional investments in the future in developing solutions in this area.

Campus Solutions

We initiated our campus solutions product in 2007. Our campus solutions product establishes an open network payments solution for a campus to efficiently process electronic transactions. In addition to providing processing and tracking of electronic payments transactions, personal identification and access (including security), and data accumulation, our campus solutions are combined with our Give Something Back Network to offer convenient financial services to the students, faculty, staff and community merchants of an educational institution. The Give Something Back Network provides an Internet and phone accessible debit account to store funds. Our campus solution product uses improved technology to replace traditional plastic identification cards with a Give Something Back Network OneCard and a contactless cell phone tag. These cards and tags can be used to access meal plans, enter buildings, and make cashless payments at campus stores, vending machines, laundry machines, copiers, and at participating merchants in the community. We also manufacture elements of the equipment used in our campus solutions products.

In October 2007, we acquired the assets, business and campus customers of General Meters Corporation, a provider of multi-purpose card systems for college and university campuses. This acquisition provides us with a ready customer base of colleges and universities for our campus solutions product, as well as some of the software and systems required for a complete campus solutions product line.

Sales

We sell and market our products and services to merchants through our sales force. As of December 31, 2007, we employed 1,602 Relationship Managers, Servicing Managers and sales managers in 50 states plus the District of Columbia. We have implemented a geographic sales model that divides the United States into 5 primary markets overseen by Executive Directors of Sales subdivided into 17 regions overseen by Regional Directors, who are primarily responsible for hiring Relationship Managers and increasing the number of installed merchants in their territory. Regional Directors may manage their territories through Division Managers and Territory Managers. Division Managers do not sell our products and services. Instead, their sole responsibility is to hire, train and manage Relationship Managers in their territory. In contrast, Territory Managers are Relationship Managers who are also responsible for hiring and training a small number of Relationship Managers in their territory. Our Relationship Managers employ a community-based strategy that involves cold calling, obtaining referrals from existing merchants and building relationships with various trade groups, banks and value-added resellers to create sales opportunities.

The following graphic sets forth the number of Relationship Managers, Servicing Managers and sales managers we employed by state as of December 31, 2007.

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

We pay our Relationship Managers, Territory Managers, Division Managers, and Regional Directors a percentage of the gross margin we derive from the payments we process for the merchant accounts they generate and service. Typically, when a new merchant account is signed at an acceptable estimated gross margin level, the Relationship Manager will be paid a signing bonus equal to 50% of the first 12 months’ estimated gross margin. The Relationship Manager will also receive 15% of the gross margin generated from the merchant each month as residual commissions for as long as the merchant remains our customer, and in situations where there is no Servicing Manager assigned to the merchant account, 5% of gross margin is paid for the Relationship Manager’s continued servicing of the account. In addition, the Division Manager will receive an amount equal to 25% of the amount paid to the Relationship Manager, and the Regional Director will receive an amount equal to 25% of the amount paid to the Division Manager. For example, if a merchant account has $1,000 of estimated annual gross margin for the first twelve months and estimated monthly gross margin of $83.33, our sales force would be compensated as follows:

Signing Bonus
Estimated Gross Margin for first 12 months	$1,000
Signing bonus paid to:
Relationship Manager	$500	50.0%
Division Manager	$125	12.5%
Regional Director	$31	3.125%
Residual Commission:
Estimated monthly Gross Margin	$83.33
Monthly residual commission paid to:
Relationship Manager	$12.50	15.00%
Division Manager	$3.12	3.75%
Regional Director	$0.78	0.94%

In certain cases, no signing bonus will be paid to a Relationship Manager, but the residual commission is 30% (excluding the 5% servicing fee) of the ongoing monthly gross margin generated by such merchant. For newly hired Relationship Managers, a 75% signing bonus may be paid upon signing a new merchant, but the Relationship Manager will not receive any residual commissions on that merchant’s future processing.

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

In 2007, we established the Executive Director of Sales position to provide additional infrastructure and senior sales management support. We created five specific Executive Director territories in the United States (South East, North East, South West/Central, Upper Mid-West / Great Lakes, and West Coast / Pacific Northwest). The Executive Directors have responsibility for executing our sales strategies, and recruiting and training new sales professionals in their respective territories. We compensate our Executive Directors’ on a commission-only basis. Commission levels are based on the year-over-year growth rates achieved in terms of installed gross margin.

Since late 2004, we have built a group of Servicing Managers who are teamed with one or more Relationship Managers to handle the new merchant installation requirements, as well as other servicing responsibilities, for those Relationship Managers. The majority of the Servicing Manager’s compensation represents a shift of the 5% servicing portion associated with the merchants he or she is servicing and is paid to the Servicing Manager in the form of a base salary and bonus. We believe that the creation of the Servicing Manager role allows the Relationship Managers to leverage his or her sales efforts, while allowing us to offer merchants two local relationship contacts including a Servicing Manager who is more attuned to the merchants’ service needs. At December 31, 2007 and 2006, we had 240 and 224 Servicing Managers, respectively.

In addition to our commission-based compensation structure, we use various sales contests to reward strong sales performance. Sales compensation in connection with these contests includes stock options, trips and incentive points. In 2007, we implemented a points based incentive program. Under this program, we award our sales persons and sales managers specific point values for achieving exemplary year-over-year sales growth in installed gross margin and for achieving targets for multi-product sales. These points are redeemable for custom rewards, such as travel, personal goods, and business tools. We also award stock options to our sales persons and sales managers who achieve significant, targeted growth in the realized gross margin in their territory. During the years ended December 31, 2007, 2006 and 2005, our Board of Directors authorized and issued options to purchase an aggregate of 49,233, 112,878 and 455,381 shares of our common stock, respectively, to some of our sales persons and sales managers as part of these contests. Options granted in connection with these contests in 2007 represented 15.6% of the total options awarded, in 2006 represented 53.1% of the total options awarded, and in 2005 represented 34.4% of the options awarded.

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

We have focused significantly on the hospitality industry and, in particular, independent restaurants. The number of independent restaurants to which we provide our products and services were 46,700 as of December 31, 2007 and 42,700 as of December 31, 2006. In December 2007, the restaurant industry represented approximately 38.8% of our bank card processing volume and 53.3% of our transactions. In December 2006 and December 2005, the restaurant industry represented approximately 40.3% and 40.2% of our bank card processing volume and 54.8% and 54.3% of our transactions, respectively. In addition to restaurants, our merchant base includes brick and mortar retailers, lodging establishments, automotive repair shops, convenience and liquor stores, and professional service providers.

We have historically had success in marketing our products and services through relationships with key trade associations, agent banks and value-added resellers.

Trade Associations

As of December 31, 2007, we had endorsement agreements with 130 trade associations, the majority of which are in the hospitality industry. Of these endorsements, over 30 are state restaurant associations and another 30 are state lodging associations. Our agreements with trade associations typically include our commitment to be a member of the association, a sponsor of the association’s events and an advertiser in the association’s publications. In exchange for an association’s endorsement of our products and services, upon the installation of a new merchant that is a member of the association we pay the trade association a portion of the signing bonus or residual payments that otherwise would be paid to the Relationship Manager responsible for that merchant. In 2007, several associations have migrated from that revenue sharing model to a business development model, under which we act as distribution for our association partner by selling their association memberships to our prospective merchants. In these cases, our Relationship Managers receive commissions for their successful sales efforts paid out of the first year membership dues paid to the association.

Agent Banks

Many community banks find it difficult to provide their merchant servicing personnel with the training and support they need to serve their customer base, and to assume transaction risk. As a result, some of these banks enter into arrangements with payment processors to service their merchant portfolios. We currently provide these services to over 325 community banks in the United States. In exchange for a bank’s endorsement of our products and services, upon the installation of a new merchant referred by the bank we typically pay the bank a portion of the signing bonus or residual payment that otherwise would be paid to the Relationship Manager responsible for that merchant.

Additionally, we have entered into arrangements with Commerce Bank (Cherry Hill, NJ), Heartland Bank (St. Louis, MO) and Bremer Bank (St. Paul, MN) providing for the conversion of their merchant processing customers onto our processing systems. These relationships are cross-referral, so that we and the banks benefit from these arrangements by gaining access to new customers. The banks retain existing deposit relationships and add new deposit relationships as new merchants are signed up. Merchants who maintain deposit relationships with these banks gain Next Day Funding for their bankcard transaction processing. Under Next Day Funding, these merchants are paid for their transactions one day earlier than is typically available.

Value-Added Resellers and Third-Party Software Providers

In order to further market our products and services, we enter into arrangements with value-added resellers and third-party software developers. Value-added resellers typically sell complementary products and services such as hardware and software applications and point-of-sale hardware, software and communication network services to merchants in markets similar to ours. Our agreements with value-added resellers provide that, in exchange for their endorsement of our products and services and upon the installation of a new merchant referred by them we will pay the value-added reseller a portion of the signing bonus and residual payment that otherwise would be paid to the Relationship Manager responsible for that merchant. As we continue to expand our product offerings, we intend to introduce capabilities that will allow our systems to be compatible with those of our value-added resellers and other third-party software developers, enabling them to embed our payment modules within their systems. As of December 31, 2007, we had arrangements with over 1,200 value-added resellers and referral services providers, including agreements with many third-party developers in the hospitality industry. From time to time, we have also entered into direct alliances with original equipment manufacturers and vendors.

In 2007, in addition to the above-focused marketing efforts, we continued to enhance the visibility of The Merchant Bill of Rights, an advocacy initiative that educates business owners about the complexities and costs of card acceptance. In launching and endorsing The Merchant Bill of Rights in 2006, we committed to supporting full disclosure regarding pricing and the existence of any transaction middlemen, and for provision of dedicated customer support and high levels of security and fraud monitoring. This initiative has been very well received in the merchant community, and many organizations have endorsed its principles. We believe we are uniquely positioned to commit to such high customer service standards, and that our focus on this approach will continue fostering success at establishing a payment processing brand that is not easily duplicated by competitors using indirect sales models, or who do not match our focus.

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

Sponsor Banks

Our primary sponsor bank is KeyBank, National Association, referred to as “KeyBank” in this document. We currently have an agreement with KeyBank to sponsor us for membership in the Visa and MasterCard networks. Under this agreement, KeyBank settles bank card transactions for our merchants, and also funds our merchants the portion of our daily interchange expenses that we do not fund from our own cash. Either KeyBank or we can terminate the agreement if the other party materially breaches the agreement, including non-payment of fees due for processing our monthly settlement of transactions. The agreement may also be terminated if the other party enters bankruptcy or files for bankruptcy, if either party is required to discontinue performing its services under the agreement based upon a final order of a state or federal court or regulatory body or if there is a change in the majority ownership of the other party. KeyBank may terminate the agreement with us if we breach the by-laws and regulations of Visa or MasterCard, if either our registration or KeyBank’s membership with Visa or MasterCard terminates, if any federal or state regulatory authority requests that the agreement be terminated or that KeyBank terminate its services or if applicable laws or regulations change to prevent KeyBank from performing its services under the agreement. Upon termination of the agreement for any reason, we will have 180 days to convert to another sponsor bank. Although we expect that we would be able to secure a new sponsor bank, the cost of entering into a new sponsorship agreement may be different than under our current agreement with KeyBank. We entered into the agreement with KeyBank on April 1, 1999 and it expires in March 2009.

In 2007, we entered into a second sponsor bank agreement, this one with Heartland Bank, which is based in Saint Louis, Missouri. Heartland Bank is not related to, or associated with Heartland Payment Systems. Our agreement with Heartland Bank involves substantially the same terms as apply with KeyBank. We expect to enter into additional sponsor bank relationships in the future.

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

Our Merchant Base

While restaurants represent a significant portion of our merchant base, we also provide payment processing services to a wide variety of merchants, primarily those merchants whose typical customer is present when using a bank card to pay for products or services. As of December 31, 2007, we provided bank card payment processing services to approximately 154,750 active bank card merchant locations across the United States, an increase of 16.2% from the approximately 133,200 merchant locations as of December 31, 2006. We focus primarily on small- and medium-sized merchants, which we define as generating annual Visa and MasterCard bank card processing volume between $50,000 and $5,000,000. With the added functionality and costs benefits that our back-end processing system, Passport, affords us, we have begun marketing to merchants with processing volume above $5,000,000.

The following chart summarizes our processing volume by merchant category for the month of December 2007, compared to the months of December 2006 and December 2005.

No single merchant accounted for more than 0.44% of our total bank card processing volume in 2007, and during 2007, our top 25 merchants represented only 2.7% of our bank card processing volume and 2.5% of our gross processing revenue. In 2006 and 2005, no single merchant represented more than 0.26% and 0.29% of our total bank card processing volume, respectively. In both 2006 and 2005 our top 25 merchants represented only 2.6% and 2.9%, respectively, of our bank card processing volume and 2.3% and 2.6%, respectively, of our gross processing revenue.

In December 2007, merchants in California represented 12.9%, in New York represented 6.7%, in Texas represented 4.8%, in Florida represented 4.5%, in Colorado represented 4.4%, and in New Jersey represented 4.2% of our total bank card processing volume. No other state represented more than 4% of our total bank card processing volume. Our geographic concentration tends to reflect the states with the highest economic activity, as well as certain states where we have historically maintained a stronger sales force, including North Carolina and Minnesota. This merchant and geographic diversification makes us less sensitive to changing economic conditions in any particular industry or region. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.

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

Merchant attrition is expected in the payment processing industry in the ordinary course of business. During 2007, 2006, and 2005, we experienced average annual attrition of 10% to 13% of our total bank card processing volume. Much of our attrition is related to business closures.

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

Effective risk management helps us minimize merchant losses for the mutual benefit of our merchants and ourselves. Our risk management procedures also help protect us from fraud perpetrated by our merchants. We believe our knowledge and experience in dealing with attempted fraud has resulted in our development and implementation of effective risk management and fraud prevention systems and procedures. In 2007, 2006 and 2005, we experienced losses of no more than 0.54 basis points of our bank card processing volume.

We employ the following systems and procedures to minimize our exposure to merchant and transaction fraud:

Underwriting

Our Relationship Managers send new applications for low-risk merchants to their regional service team for scoring and account set up. Higher-risk applications are routed to our underwriting department for review and screening. Our underwriting department’s review of these applications serves as the basis for our decision whether to accept or reject a merchant account. The review also provides the criteria for establishing cash deposit or letter of credit requirements, processing limits, average transaction amounts and pricing, which assist us in monitoring merchant transactions for those accounts that exceed those pre-determined thresholds. The criteria set by our underwriting department also assist our risk management staff in advising merchants with respect to identifying and avoiding fraudulent transactions. Depending upon their experience level, our underwriting staff has the authority to render judgment on new applications or to take additional actions such as adjusting processing limits, analyzing average charge per transaction information or defining cash deposit/letter of credit requirements for new and existing merchants. Our underwriting department reports to our credit committee, consisting of Manager of Underwriting, Manager of Risk Review Management and Director of Core Support Group. Approval of a merchant by the credit committee is required for all higher risk merchant accounts, and either our CEO, CFO or Chief Portfolio Officer reviews all accounts with bank card processing volume that exceed certain thresholds. Our sponsor bank also reviews and approves our merchant underwriting policies and procedures to ensure compliance with Visa and MasterCard operating rules and regulations.

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

Investigation and Loss Prevention

If a merchant exceeds any parameters established by our underwriting and/or risk management staff or violates regulations established by the applicable bank card network or the terms of our merchant agreement, one of our investigators will identify the incident and take appropriate action to reduce our exposure to loss and the exposure of our merchant. This action may include requesting additional transaction information, instructing a third party to retrieve, withhold or divert funds, verifying delivery of merchandise or even deactivating the merchant account.

Collateral

We require some of our merchants to establish cash deposits or letters of credit that we use to offset against liabilities we may incur. We hold such cash deposits or letters of credit for as long as we are exposed to a loss resulting from a merchant’s payment processing activity. In addition, we maintain a 5-day delayed deposit policy on transactions processed by most of our Internet merchants and newly established merchants who have not previously processed bankcards to allow for additional risk monitoring. As of December 31, 2007, these cash deposits and letters of credit totaled approximately $14.4 million.

Technology

We have developed a number of systems that are designed to improve the effectiveness of our sales force, customer service and the management of our business. In 2007, 2006 and 2005 we spent $4.2 million, $2.5 million and $2.6 million, respectively, on capitalized software development costs. Many of the following systems are accessible over the Internet through www.e-hps.com. Each of these systems is regularly updated, with new releases of software scheduled every six weeks:

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

Merchant Center

Merchant Center is designed to improve our merchants’ efficiency, cash management and dispute resolution by providing them with real-time access to their transaction data, including clearinghouse records, deposits and transactions. Merchant Center can replace paper merchant statements and provide automated customer self-service. Approximately 40% of our merchants, as of December 31, 2007, had signed up for this product. Merchant Center also provides similar information tools to our strategic relationships, such as trade associations, banks and value-added resellers.

Client Manager

Information regarding all of our interactions with our merchants and all of their documents and transaction records are immediately available to our customer service department and management through Client Manager. Each new account is entered into this database during the initial application and underwriting process, and all documents regarding a merchant are scanned into the database. Subsequently, all of a merchant’s transactions and statements, and records of all calls to our customer service representatives as well as their resolution, are maintained in the database. Client Manager is also the tool by which we make any pricing adjustments and manage any equipment-related transactions. Integrating many of our customer management tools into one database provides all of our employees with the same information regarding a merchant, which enables us to provide consistent, rapid problem resolution and optimal customer service. We believe that reliance on the system has allowed considerable productivity gains in recent years.

HPS Exchange

Our front-end system, HPS Exchange, provides us greater control of the electronic transaction process, allows us to offer our merchants (through our Relationship Managers) a differentiated product offering, and offers economies of scale that we expect will increase our long-term profitability. As of December 31, 2007, approximately 79% of our merchants used HPS Exchange, and 84% of all merchant accounts established in 2007 were placed on the system. When a merchant uses HPS Exchange on certain hardware platforms, the resulting authorization speed can be six seconds or less, which we believe is faster than industry norms for comparable terminals. This increased speed not only benefits the merchant but also reduces the telecommunications costs we incur in connection with a transaction.

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

We believe that we are one of the first payment processors to develop all of our systems to take advantage of recent technological advancements in network and distributed computing, such as relational databases and Internet technologies. This offers significant benefits to us in terms of cost, data manipulation and distribution, flexibility and scalability. We further believe that these systems help attract both new merchants and Relationship Managers and provide us with a competitive advantage over many of our competitors who rely on less flexible legacy systems. With more widespread availability and usage of the internet, increasing numbers of merchants are using the web as a transport medium. In December 2007, 31% of all transactions processed through Exchange were TCP/IP based. These transactions represent a significantly lower overall cost to HPS, since no dial costs are incurred.

Passport

Our internally-designed back-end processing system, Passport, provides significant cost savings and results in greater economies of scale, by replacing third party processors’ per-transaction charges with more of a fixed-cost structure. This structure allows per-transaction savings as increasing numbers of transactions are processed on Passport. In addition, our conversion to Passport provides us with the opportunity over time to offer our merchants significantly greater amounts of information regarding their processing characteristics, in more usable formats and to offer our services to larger merchants. In July 2005, we commenced converting bank card merchants to Passport, and we completed the conversion of substantially all of our bank card merchants to Passport in the second quarter of 2006. At December 31, 2007 and 2006, approximately 98%, respectively, of our bank card merchants were processing on Passport.

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

Our internal network configuration provides multiple layers of security to isolate our databases from unauthorized access and implements detailed security rules to limit access to all critical systems. In response to potential security problems with payment processors’ systems, Visa and MasterCard have implemented new audit procedures to highlight and repair any security weaknesses in payment processors’ systems. In November 2003, we were certified by Visa as having successfully completed their Cardholder Information Security Program (CISP) review of our payment processing and Internet-based reporting systems. In 2004, the Visa CISP requirements were combined with security guidelines of the other card networks into a comprehensive Payment Card Initiative Data Security Standard (PCI-DSS). We have maintained our compliance to this standard and received recent confirmation of compliance to the standard in February 2007.

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

Disaster Recovery and Back-up Systems

We have implemented a disaster recovery plan for HPS Exchange to ensure business continuity in the event of a system failure. As part of this plan, we have established an alternate processing site in Houston, Texas that has the same functionality as our primary data center in Allen, Texas. In the event of a failure at our Allen data center, we would switch our processing immediately to the Houston data center. During 2008, we plan to leverage this alternate processing site and extend its use for business continuity for our back-end platform, Passport.

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

Intellectual Property

We own or are pursuing several patents with the United States Patent and Trademark Office. In addition, we own trademarks for Heartland Payday, Heartland Payment Systems, hLearning, HPS, Instaview, Heartland POS Gateway, Heartland Payment Systems The Highest Standards, Online Merchant Center, Passport and HPS Exchange and have trademark applications pending for, HPS Connect, HPS Web Connect, Merchant Bill of Rights, Instalert, Netselect, Online Merchant, Give Something Back Network, GSB Network, Heartland Give Something Back Network, Heartland Payment Systems the Highest Standards the Most Trusted Transactions and Secure Exchange. In connection with our January 2006 acquisition of Debitek, Inc., we acquired the rights to certain patents and trademarks, including the trademark for “Debitek.” We have agreed with Heartland Bank and Heartland Card Company that we will not license or contractually permit any third party to use the name “Heartland” in connection with any financial services business in the State of Missouri. Most of our services and products are based on proprietary software that is updated to meet merchant needs and remain competitive. Protecting our rights to our proprietary software is critical, as it allows us to offer distinctive services and products to merchants, which differentiates us from our competitors.

Employees

As of December 31, 2007, we employed 2,406 full- and part-time personnel, including 483 customer service, risk management, financial and operations support and underwriting employees, 98 systems and technology employees, 84 payroll services employees, 63 electronic cash systems employees, 76 accounting and administration employees and 1,602 sales and marketing employees. None of our employees are represented by a labor union, and we have experienced no work stoppages. We consider our employee relations to be good.

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

The market for payment processing services is highly competitive. Other providers of payment processing services have established a sizable market share in the small- and medium-size merchant processing sector. Maintaining our historic growth will depend on a combination of the continued growth in electronic payment transactions and our ability to increase our market share. According to The Nilson Report, we accounted for approximately 2.3 % of the $1.9 trillion of total purchase volume (which we refer to as bank card processing volume) processed by all bank card acquirers in 2006. This competition may influence the prices we are able to charge. If the competition causes us to reduce the prices we charge, we will have to aggressively control our costs in order to maintain acceptable profit margins. In addition, some of our competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies, including First Data Corporation, Bank of America Corporation, Global Payments, Inc., Fifth Third Bank, Chase Paymentech Solutions and Nova Information Systems, Inc., a subsidiary of U.S. Bancorp. Our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a bank for registration with the card networks and can settle transactions more quickly for their merchants than we can for ours. These competitors have substantially greater financial, technology, management and marketing resources than we have. This may allow our competitors to offer more attractive fees to our current and prospective merchants, or other products or services that we do not offer. This could result in a loss of customers, greater difficulty attracting new customers, and a reduction in the price we can charge for our services.

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

We incurred charges relating to chargebacks and reject losses of $2.8 million, $1.9 million and $1.2 million in the years ended December 31, 2007, 2006 and 2005, respectively.

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

Increased merchant attrition that we cannot offset with increased bank card processing volume or new accounts would cause our revenues to decline.

We experience attrition in merchant bank card processing volume resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account closures that we initiate due to heightened credit risks relating to, or contract breaches by, merchants. During 2007, 2006, and 2005, we experienced average annual attrition of 10% to 13%. Substantially all of our processing contracts may be terminated by either party on relatively short notice. We cannot predict the level of attrition in the future, and it could increase. Increased attrition in merchant bank card processing volume may have an adverse effect on our financial condition and results of operations. If we are unable to establish accounts with new merchants or otherwise increase our bank card processing volume in order to counter the effect of this attrition, our revenues will decline.

We rely on sponsor banks, which have substantial discretion with respect to certain elements of our business practices, in order to process bank card transactions. If these sponsorships are terminated and we are unable to secure new bank sponsors, we will not be able to conduct our business.

Substantially all of our revenue is derived from Visa and MasterCard bank card transactions. Because we are not a bank, we are not eligible for membership in the Visa and MasterCard networks and are, therefore, unable to directly access the bank card networks, which are required to process Visa and MasterCard transactions. Visa and MasterCard operating regulations require us to be sponsored by a bank in order to process bank card transactions. We are currently registered with Visa and MasterCard through KeyBank, which has maintained that registration since 1999 and Heartland Bank, which has been a sponsor since December 2007. If our sponsorships are terminated and we are unable to secure another bank sponsor or sponsors, we will not be able to process Visa and MasterCard transactions. Furthermore, our agreements with KeyBank and Heartland bank give them substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants and our customer service levels. Our sponsor banks’ discretionary actions under these agreements could be detrimental to our operations.

If we fail to comply with the applicable requirements of the Visa and MasterCard bank card networks, Visa or MasterCard could fine us, suspend us or terminate our registrations. Fines could have an adverse effect on our operating results and financial condition, and if these registrations are terminated, we will not be able to conduct our business.

If we are unable to comply with Visa and MasterCard bank card network requirements, Visa or MasterCard could fine us, suspend us or terminate our registrations. On occasion, we have received notices of non-compliance and fines, which have typically related to excessive chargebacks by a merchant or data security failures on the part of a merchant. If we are unable to recover fines from our merchants, we would experience a financial loss. The termination of our registration, or any changes in the Visa or MasterCard rules that would impair our registration, could require us to stop providing Visa and MasterCard payment processing services, which would make it impossible for us to conduct our business.

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

Adverse conditions in markets in which we obtain a substantial amount of our bank card processing volume, such as our largest markets of California, New York, Texas, Florida, Colorado, and New Jersey, could negatively affect our results of operations.

Adverse economic or other conditions in California, New York, Texas, Florida, Colorado, and New Jersey would negatively affect our revenue and could materially and adversely affect our results of operations. In December 2007, merchants in California represented 12.9%, in New York represented 6.7%, in Texas represented 4.8%, in Florida represented 4.5%, in Colorado represented 4.4%, and in New Jersey represented 4.2% of our total bank card processing volume. As a result of this geographic concentration of our merchants in these markets, we are exposed to the risks of downturns in these local economies and to other local conditions, which could adversely affect the operating results of our merchants in these markets. No other state represented more than 4% of our total bank card processing volume in December 2007.

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

Unlike many of our competitors who rely on Independent Sales Organizations or salaried salespeople and telemarketers, we rely on a direct sales force whose compensation is entirely commission-based. Through our direct sales force of approximately 1,117 Relationship Managers, we seek to increase the number of merchants using our products and services. We intend to significantly increase the size of our sales force. Our success partially depends on the skill and experience of our sales force. If we are unable to retain and attract sufficiently experienced and capable Relationship Managers, our business and financial results may suffer.

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

We may need to raise additional funds to finance our future capital needs, which may prevent us from growing our business.

We may need to raise additional funds to finance our future capital needs, including completing the build out of our new service center, developing new products and technology, and operating expenses. We may need additional financing earlier than we anticipate if we:

•	expand faster than our internally generated cash flow can support;

•

purchase portfolio equity (the portion of our commissions that we have committed to our sales force for as long as the merchant processes with us, which we may buy out at an agreed multiple) from a large number of Relationship Managers or sales managers;

•	add new merchant accounts faster than expected;

•	need to reduce pricing in response to competition;

•	repurchase our common stock; or

•	acquire complementary products, businesses or technologies.

If we raise additional funds through the sale of equity securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities that have rights, preferences and privileges senior to our common stock. We may be unable to raise additional funds on terms favorable to us or at all. If financing is not available or is not available on acceptable terms, we may be unable to fund our future needs. This may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry.

Risks Related to Our Company

Our executive officers, directors and principal stockholders have significant control over our business, which could lead to conflicts of interest with other stockholders and could limit your ability to influence corporate matters.

At December 31, 2007, our Chairman and Chief Executive Officer, Robert O. Carr, beneficially owned approximately 23.2% of our outstanding common stock. Mr. Carr and our other executive officers and directors collectively beneficially owned approximately 32.3% of our outstanding common stock. Greenhill Capital Partners, L.P. and its affiliated investment funds owned approximately 4.4% of our outstanding common stock. Two officers, directors, partners or members of Greenhill Capital Partners, L.P. and its affiliated investment funds are members of our Board of Directors. Accordingly, these stockholders, acting individually or together, will have significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders may dictate the day-to-day management of our business. This concentration of ownership could limit your ability to influence corporate matters and could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination or a sale of all or substantially all of our assets. In addition, the significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock, or the perception in the public markets that these sales may occur, could depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception in the public markets that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. At December 31, 2007, we had 37,989,622 shares of our common stock outstanding. In addition, as of December 31, 2007, we had outstanding options to purchase a total of 3,112,914 shares under our 2000 Incentive Stock Option Plan and our 2002 PEPShares Plan, of which 2,672,208 were vested. Assuming the exercise of all outstanding options to acquire our common stock, our current stockholders would own on a fully-diluted basis 92.4% of the outstanding shares of our common stock, and the number of shares of our common stock available to trade could cause the market price of our common stock to decline. In addition to the adverse effect a price decline could have on holders of our common stock, such a decline could impede our ability to raise capital or to make acquisitions through the issuance of additional shares of our common stock or other equity securities.

Provisions in our charter documents and Delaware law could discourage a takeover that our shareholders may consider favorable or could cause current management to become entrenched and difficult to replace.

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

ITEM 1B.	UNR ESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

At December 31, 2007, we owned one facility and leased nine facilities which we use for operational, sales and administrative purposes.

Our principal executive offices are located in approximately 9,300 square feet of leased office space on Nassau Street in Princeton, New Jersey. The Nassau Street lease expires in May 2013.

We own 35 acres of land in Jeffersonville, Indiana, on which we completed constructing 96,000 square feet of office space for the first phase of our new service center, which opened for operation in December 2007. We are currently building an additional 125,000 square feet of multi-use space on the site of our Jeffersonville service center.

We also lease the following facilities as of December 31, 2007:

Location	Square Feet	Expiration
Alpharetta, GA	3,008	November 30, 2010
Chattanooga, Tennessee	9,461	January 31, 2009
Cleveland, Ohio	15,940	June 30, 2012
Colorado Springs, Colorado	11,958	June 30, 2008
Frisco, Texas	18,456	October 31, 2008
Jeffersonville, Indiana	64,351	between March 31, 2009 and April 30, 2009
Phoenix, Arizona	1,284	September 30, 2008
Plano, Texas	26,988	May 31, 2015

Each of these leases is renewable, except Frisco, Texas. The Frisco facility is being replaced by the Plano facility. The leased facility in Jeffersonville is being replaced by our new service center.

We believe that our facilities are suitable and adequate for our current business operations and, if necessary, could be replaced with little disruption to our company. We periodically review our space requirements and may acquire new space to meet our business needs or consolidate and dispose of or sublet facilities which are no longer required.

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

No matters were submitted to a vote of our shareholders during our fourth quarter ended December 31, 2007.

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

Market Information

Our common stock trades on the New York Stock Exchange under the ticker symbol “HPY.” Our common stock began trading on the New York Stock Exchange on August 11, 2005 in conjunction with our initial public offering. Prior to August 11, 2005, our common stock was not publicly traded. The following table sets forth the high and low sales prices of our common stock since August 11, 2005:

	High	Low
2005
August 11, 2005 through September 30, 2005	$27.73	$22.20
October 1, 2005 through December 31, 2005	$26.50	$20.77
2006
Quarter Ended:
March 31, 2006	$25.62	$21.22
June 30, 2006	$29.90	$24.38
September 30, 2006	$29.02	$23.12
December 31, 2006	$29.44	$24.08
2007
Quarter Ended:
March 31, 2007	$29.01	$23.40
June 30, 2007	$29.60	$23.66
September 30, 2007	$33.00	$24.99
December 31, 2007	$33.00	$25.37

Holders of Common Stock

The number of shareholders of record of our common stock as of March 1, 2008 was 49.

Dividends

Until the third quarter of 2006, we had not paid any cash dividends on our common stock. On August 1, 2006, our Board of Directors declared the first quarterly cash dividend on our common stock. The following table summarizes quarterly cash dividends declared and paid on our common stock:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Twelve Months Ended December 31, 2006:
August 1, 2006	August 25, 2006	September 15, 2006	$0.025
November 2, 2006	November 24, 2006	December 15, 2006	$0.025
Twelve Months Ended December 31, 2007:
February 12, 2007	February 23, 2007	March 15, 2007	$0.05
May 3, 2007	May 25, 2007	June 15, 2007	$0.05
July 30, 2007	August 24, 2007	September 15, 2007	$0.075
October 31, 2007	November 23, 2007	December 15, 2007	$0.075

On February 13, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock, payable on March 15, 2008 to stockholders of record as of February 28, 2008.

The payment of dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend on, among other factors, our earnings, stockholders’ equity, cash position and financial condition.

Securities Authorized For Issuance Under Equity Compensation Plans

We maintain the Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan under which shares of our common stock are authorized for issuance. For more information on this plan, see Note 13 to “Notes to Consolidated Financial Statements.” Information regarding the common stock issuable under this plan as of December 31, 2007 is set forth in the table below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3,092,161	$11.97	1,191,600
Equity compensation plans not approved by security holders	None	N/A	None
Total	3,092,161	$11.97	1,191,600

Purchases of Equity Securities

On January 13, 2006, our Board of Directors authorized management to repurchase up to the lesser of (a) 1,000,000 shares of our common stock or (b) $25,000,000 worth of our common stock in the open market. On August 1, 2006, our Board of Directors authorized management to repurchase up to 1,000,000 shares of our common stock in the open market using the proceeds from the exercise of stock options. On May 3, 2007, the Board of Directors eliminated the restriction in the August 1, 2006 repurchase authorization which required management to use only proceeds from the issuance of stock options for repurchases, and increased the total remaining authorized number of shares to be repurchased to 2,000,000. As of December 31, 2007, we had remaining authorization to purchase 1,307,300 shares of our common stock. We intend to use these authorizations to repurchase shares opportunistically as a means of offsetting dilution from shares issued upon the exercise of options under employee benefit plans, and to use cash to take advantage of declines in the Company’s stock price. We have no obligation to repurchase shares under the authorization, and the specific timing and amount of the stock repurchase will vary based on market conditions, securities law limitations and other factors. The stock repurchase will be executed utilizing general corporate funds.

The following table presents information with respect to those purchases of our common stock made during the three months ended December 31, 2007:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 — 31, 2007	—	—	—		—
November 1 — 30, 2007	—	—	—		—
December 1 — 31, 2007	75,000	$27.54	75,000		1,307,300

	75,000	$27.54	75,000	(a)

(a)	Total number of shares purchased as part of a publicly announced plan, since the announcement of that plan, were 1,792,700 shares at an average price of $24.48 per share.

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

	Base Period	Period Ending
	08/10/05	12/31/05	06/30/06	12/31/06	06/30/07	12/31/07
Heartland Payment Systems, Inc.	100.00	120.33	154.89	157.23	163.88	150.48
S&P 500	100.00	102.39	105.17	118.57	126.82	125.08
S&P Information Technology Index	100.00	101.53	95.58	110.08	120.35	128.03

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial information and other data for the years ended December 31, 2007, 2006, and 2005, which are derived from our consolidated financial statements included elsewhere in this report. Historical consolidated financial information for 2004 and 2003 are derived from our consolidated financial statements for those years (not included herein). The information in the following table should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
		(in thousands, except per share data)
Statement of Operations Data:
Total revenues	$1,313,846	$1,097,041	$834,824	$602,851	$422,237

Costs of Services:
Interchange	962,025	804,267	611,736	438,738	302,057
Dues and assessments	48,529	40,334	31,491	23,348	15,945
Processing and servicing	135,120	118,342	87,668	70,232	50,805
Customer acquisition costs	44,193	35,451	28,025	18,908	13,380
Depreciation and amortization	6,806	6,042	5,685	3,912	2,571

Total costs of services	1,196,673	1,004,436	764,605	555,138	384,758
General and administrative	57,404	47,787	37,761	31,501	25,751

Total expenses	1,254,077	1,052,223	802,366	586,639	410,509

Income from operations	59,769	44,818	32,458	16,212	11,728

Other income (expense):
Interest income	1,934	1,225	477	80	124
Interest expense	(785)	(753)	(1,553)	(1,385)	(1,188)
Loss on cost basis investment	(1,650)	—	—	—	—
Exit costs for Service Center	(1,267)	—	—	—	—
Fair value adjustment for warrants with mandatory redemption provisions	—	—	(2,912)	(509)	(893)
Gain on settlement of financing arrangement	—	—	5,140	—	—
Other, net	(841)	(669)	198	833	(740)

Total other income (expense)	(2,609)	(197)	1,350	(981)	(2,697)

Income before income taxes	57,160	44,621	33,808	15,231	9,031
Provision for income taxes	21,290	16,077	14,715	6,376	(11,102)

Net income	35,870	28,544	19,093	8,855	20,133
Income allocated to Series A Senior Convertible Participating Preferred Stock	—	—	(4,728)	(4,263)	(9,843)

Net income attributable to Common Stock	$35,870	$28,544	$14,365	$4,592	$10,290

Earnings per common share:
Basic	$0.95	$0.78	$0.62	$0.28	$0.65
Diluted	$0.90	$0.71	$0.50	$0.26	$0.62
Weighted average number of common shares outstanding:
Basic	37,686	36,394	23,069	16,408	15,932
Diluted	39,980	39,943	37,879	33,786	32,231
Cash dividends declared per common share	$0.25	$0.05	—	—	—
Other Data:
Number of active bank card merchants serviced (at period end)	155	133	110	89	67
Bank card processing volume for the period (in millions)	51,936	43,294	33,722	24,987	17,915

	As of December 31,
	2007	2006	2005	2004	2003
		(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$35,508	$16,054	$8,724	$4,376	$8,105
Receivables, net	122,613	107,154	93,756	64,325	44,934
Total assets	329,189	251,768	183,685	133,926	100,742
Due to sponsor banks	49,798	27,253	34,530	45,153	34,225
Accounts payable	20,495	16,936	14,736	17,692	12,214
Total liabilities	163,520	112,475	103,634	127,827	98,656
Series A Senior Convertible Participating Preferred Stock (classified as mezzanine equity)	—	—	—	—	43,401
Total Stockholders’ Equity (Deficit)	165,669	139,293	80,051	6,099	(41,315)

ITEM 7.	M ANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements and the risk factors included elsewhere in this report.

Overview

General

Our primary business is providing bank card-based payment processing services to merchants in the United States. As of December 31, 2007, we provided our payment processing services to approximately 154,750 active bank card merchants located across the United States. This represents a 16.2% increase over the 133,200 active bank card merchants at December 31, 2006. Our bank card processing volume for the year ended December 31, 2007 was $51.9 billion, a 20.0% increase from the $43.3 billion processed during the year ended December 31, 2006. For the years ended December 31, 2005 and 2004, our bank card processing volume was $33.7 billion and $25.0 billion, respectively.

We also provide payroll processing services throughout the United States. At December 31, 2007 we processed payroll for 6,209 customers, an increase of 47.3% from 4,216 payroll customers at December 31, 2006. Our total merchants, which we define as bank card processing merchants plus payroll customers, increased to approximately 160,959 at December 31, 2007. This represents a 17.1% increase over the 137,416 total merchants at December 31, 2006.

We have developed a number of proprietary payment processing systems to increase our operating efficiencies and distribute our processing and merchant data to our three main constituencies: our merchant base, our sales force and our customer service staff. In 2001, we began providing authorization and data capture services to our merchants through our own front-end processing system, which we call HPS Exchange. In 2005, we began providing clearing, settlement and merchant accounting services through our own internally developed back-end processing system, which we call Passport. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. We completed converting substantially all of our merchants to Passport during the second quarter of 2006.

During the years ended December 31, 2007, 2006 and 2005, approximately 75%, 64% and 53%, respectively, of our transactions were processed through HPS Exchange, which has decreased our operating costs per transaction. At December 31, 2007 and 2006, approximately 98% of our active bank card merchants were processing on Passport, which also has contributed to decreasing our operating costs per transaction. With our conversion to Passport, our internally developed systems are providing substantially all aspects of most of our merchants’ processing needs. Previously, we relied on third party vendors for many of these services including bank card authorization and data capture services, settlement and merchant accounting services. We will continue to process a minority of our transactions through third party front-end systems.

Our bank card processing revenue is recurring in nature, as we typically enter into three-year service contracts with our bank card processing merchants that, in order to qualify for the agreed-upon pricing, require the merchant to achieve bank card processing volume minimums. Most of our revenue is payment processing fees, which are a combination of a fee equal to a percentage of the dollar amount of each Visa or MasterCard transaction we process, plus a flat fee per transaction. We make mandatory payments of interchange fees to card-issuing banks through Visa and MasterCard and dues and assessment fees to Visa and MasterCard. Our business volume, and consequently gross processing revenue, is largely driven by the cumulative growth in the number of merchants with whom we have processing contracts. This in turn is the result of the number of merchants that we install during a period, offset by the number of merchants who cease processing with us during that period. We also generally benefit from consumers’ increasing use of bank cards in place of cash and checks.

We also derive recurring revenue from our payroll processing services, American Express and Discover processing, and maintenance fees on micro payment and campus solutions. Other revenues include sales of card processing and micro payment equipment and fees for additional services we provide, such as fees for handling merchants’ chargebacks.

Significant increases in our sales force have led to significant growth in the number of total merchants for whom we process. Our sales managers are compensated based on their success in growing the sales force and increasing the total merchant base in their regions. Our number of total Relationship Managers grew from 721 at December 31, 2005 and 952 at December 31, 2006, to 1,117 at December 31, 2007. The number of total merchants installed during year ended December 31, 2007 grew by approximately 13.6% to 61,436 new merchants installed, compared to 54,099 new merchants installed during the year ended December 31, 2006 and 45,866 new merchants installed during the year ended December 31, 2005. We measure the production of our sales force by gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. In 2007, our installed gross margin increased 22.2% over 2006 levels, which in turn represented a 20.3% increase over 2005 levels. Our installed margin has grown faster than merchant count due both to installing larger merchants, and increases in margin per dollar processed.

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

Same store sales growth, which represents the change in bank card processing volume for all bank card merchants that were processing with us in the same month a year earlier, was 3.0% on average in 2007, compared to growth of 4.2% on average in 2006 and 7.5% on average in 2005. Same store sales growth results from the combination of the increasing use by consumers of bank cards for the purchase of goods and services at the point of sale, and sales growth experienced by our retained bank card merchants. The following table compares our same store sales growth for the 2007, 2006 and 2005 full years and by quarter during 2006 and 2007:

Same Store Sales Growth
By Full Year
2005 full year	7.5%
2006 full year	4.2%
2007 full year	3.0%
By Quarter
2006 first quarter	7.1%
2006 second quarter	4.8%
2006 third quarter	3.5%
2006 fourth quarter	2.2%
2007 first quarter	3.4%
2007 second quarter	3.3%
2007 third quarter	3.6%
2007 fourth quarter	2.1%

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

2007 Financial Highlights

For 2007, we recorded net income of $35.9 million, or $0.90 per diluted share, increases of 25.7% and 26.8%, respectively, from $28.5 million, or $0.71 per diluted share, in 2006. The increases were primarily driven by revenues added by the growth in our transaction processing volume and efficiencies realized in processing and servicing costs. Net income for 2007 included pre-tax charges of $1.7 million for the write off of an investment, $1.3 million to record the costs associated with exiting our old service center, and $0.8 million to record our liability from a legal proceeding under an indemnification we had provided to an insurer. Net income for 2006 included the impacts of a $1.5 million pre-tax write off of purchased software, partially offset by a $0.8 million pre-tax gain for the proceeds received from a legal settlement. The following is a summary of our financial results for 2007:

•

During 2007, we installed 57,041 new bank card merchants, including 47,845 on HPS Exchange, which increased the number of active bank card merchants we service to 154,750 at December 31, 2007, an increase of 16.2% over the number of bank card merchants we serviced at December 31, 2006.

•	Installed margin increased by 22.2% over 2006, reflecting growth of 21.8% in card processing margin and 29.9% in payroll processing margin.

•	Bank card processing volume during 2007 increased 20.0% to $51.9 billion from $43.3 billion during 2006.

•

Net revenue, which we define as total revenues less interchange fees and dues and assessments, increased 20.1% to $303.3 million during 2007 from $252.4 million during 2006. The increase in net revenue was driven by the increases in active merchants and processing volume per merchant.

•	Our processing and servicing costs for 2007 decreased to 10.3% of our total revenues, from 10.8% of total revenues for 2006.

•

Our income from operations, which we also refer to as operating income, grew to $59.8 million for 2007 from $44.8 million for 2006. Our operating margin, which is measured as operating income divided by net revenue, was 19.7% for 2007, compared to 17.8% for 2006.

•

Our effective income tax rate for 2007 was 37.2%, which compares to an effective tax rate of 36.0% for 2006. In the third quarter of 2006 we analyzed the approaches we applied for sourcing taxable income to individual states and revised our state income sourcing approaches in certain states. As a result, we realized reductions of our 2005 state income tax expense and our 2006 estimated effective annual state tax rates. We recorded the resulting total state tax benefit of $1.5 million in the third quarter of 2006, of which $0.5 million related to 2005 and $1.0 million related to the nine months ended September 30, 2006, including $0.4 million for the third quarter of 2006.

Components of Revenues and Expenses

Revenues. Our revenues fall into three categories: gross card processing revenue, payroll processing revenue and equipment-related income. Our gross card processing revenue primarily consists of discount, per-transaction and periodic (primarily monthly) fees from the processing of bank card transactions, primarily Visa and MasterCard transactions, for merchants. These fees are negotiated by our Relationship Managers with each merchant. Gross card processing revenue also includes American Express and Discover fees, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, check processing fees, and other miscellaneous revenue. Revenues are recorded at the time service is provided.

Payroll processing revenue includes fees charged by our subsidiary, Heartland Payroll Company, for payroll processing services, including check printing, direct deposit, related federal, state and local tax deposits and providing accounting documentation and interest income earned on funds held for customers. Revenues are recorded at the time service is provided.

Equipment-related income includes revenues from the sale, rental and deployment of bank card and check processing terminals. Since January 1, 2006, our equipment-related income also includes revenues from the sale of hardware, software and associated services for prepaid card and stored-value card payment systems. Beginning October 19, 2007, we added revenues from the sale of hardware, software and associated services for campus payment solutions to our equipment-related income. Equipment revenues are recorded at the time of shipment, or the provision of service. Most of these revenue items will tend to grow with our merchant growth.

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

Costs of services also include processing and servicing costs, customer acquisition costs, and depreciation and amortization. Processing and servicing costs include:

•

processing costs, which are either paid to third parties, including our bank sponsor, or represent the cost of our own authorization/capture and accounting/settlement systems. During 2007, third party costs represented about 65% of our processing costs, with internal costs representing the remainder. During 2006, third party costs represented about 74% of our processing costs, compared to 75% during 2005. Approximately 55%, 59% and 76%, respectively, of our third-party processing costs in 2007, 2006 and 2005 were paid to TSYS Acquiring Solutions;

•

residual commission payments to our Relationship Managers, sales managers, trade associations, agent banks and value-added resellers, which are a percentage of the gross margin we generated from our merchant contracts during the accounting period;

•

the costs of operating our service center, including telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, depreciation and amortization, and other direct merchant servicing costs; and

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

Revenues

Historically, we have paid 70% to 75% of our gross processing revenue as interchange fees to the card issuing banks. Certain of our competitors report their revenue net of interchange fees. This is because the issuing banks make their payments to these competitors net of those interchange fees, and these acquirers pay this reduced amount to their merchants. We do not offset gross processing revenue and interchange fees because our business practice is to fund the interchange fee or to arrange for our sponsor bank to advance the interchange fees to most of our merchants when settling their transactions (thus paying the full amount of the transaction to the merchant), and then to collect our full discount fees from our merchants on the first business day of the next month. We believe this policy aids in new business generation, as our merchants benefit from bookkeeping simplicity. However, this results in our carrying a large receivable from our merchants at each period-end, and a corresponding but smaller payable to our sponsor bank, both of which are settled on the first business day after the period-end. As we are at risk for the receivables, we record the associated revenues on a gross processing revenue basis in our consolidated income statements.

Capitalized Customer Acquisition Costs

Capitalized customer acquisition costs consist of (1) up-front signing bonuses paid to Relationship Managers and sales managers, referred to as the salesperson or salespersons, for the establishment of new merchant and payroll processing relationships, and (2) deferred acquisition cost representing the estimated cost of buying out the commissions on merchant relationships of vested salespersons at some point in the future. Pursuant to Staff Accounting Bulletin Topic 13, Revenue Recognition, and the Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins associated with merchant contracts. The capitalized customer acquisition costs are amortized using a method which approximates a proportional revenue approach over the initial three-year term of the merchant contract.

The amount of the up-front signing bonus paid for new bank card merchant and payroll processing accounts is based on the estimated gross margin for the first year of the merchant contract. The gross signing bonuses paid during 2007, 2006 and 2005 were $43.6 million, $32.6 million and $24.4 million, respectively. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The net signing bonus adjustments made during 2007, 2006 and 2005 were $1.1 million, $1.1 million and $(2.6) million, respectively. Negative signing bonus adjustments result from the prior overpayment of signing bonuses, which are recovered from the relevant salesperson. The amount of signing bonuses paid which remained subject to adjustment at December 31, 2007 and 2006 was $41.8 million and $31.3 million, respectively.

The deferred acquisition cost component is accrued over the first year of bank card merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss in 2007, 2006 or 2005.

Accrued Buyout Liability

We pay our salespersons residual commissions based on the gross margin generated from the monthly card processing activity of merchants signed by them. A portion, typically 25% of the residual commissions we owe to the salesperson, is deemed to be a servicing fee and is not accrued as a liability. For the remainder of their residual commissions (referred to as the “owned” portion of such commissions, or “portfolio equity”) the salesperson has no obligation to perform services and will receive commissions as long as the merchant continues processing with us. We accrue the buyout liability, which represents the estimated current settlement cost of buying out all vested and expected-to-vest salespersons for the owned portion of such commissions. We also record a deferred acquisition cost asset related to those buyouts, and amortize that asset as an expense over the initial 3-year contract term.

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

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.2 million at December 31, 2007 and 2006.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 to 2  1 /2 years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During 2007, 2006 and 2005, we made buyout payments of approximately $8.8 million, $10.7 million and $13.5 million, respectively. Included in the $13.5 million of buyout payments in 2005 was $3.8 million used by salespersons who participated in the PEPShares Plan to exercise their options to acquire 677,544 shares of our common stock. We expect to make significant buyout payments in the future, subject to cash availability, as such buyouts reduce the monthly payments we will have to make to our salespersons for such merchants in the future.

Merchant Deposits and Loss Reserves

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder’s dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At December 31, 2007 and 2006, we held merchant deposits totaling $14.1 million and $7.7 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent bank card processing volume. At December 31, 2007 and 2006, our loss reserve totaled $663,000 and $468,000, respectively. Aggregate merchant losses, including losses charged to operations and the loss reserve, were $2.8 million, $1.9 million and $1.2 million for 2007, 2006 and 2005, respectively.

Stock Options

We adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) on January 1, 2006. This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under the fair value method. Pursuant to SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. We elected to adopt the modified-prospective-

transition method, as provided by SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this transitional method, the Company is required to record compensation expense for all awards granted after the date of adoption using grant-date fair value estimated in accordance with the provisions of SFAS No. 123R and for the unvested portion of previously granted awards using the grant-date fair value estimated in accordance with the provisions of SFAS No. 123.

We estimate the grant date fair value of the stock options we issue using a Black-Scholes valuation model. We determine an expected volatility assumption by referencing the average volatility experienced by six of our public company peers. We used an average of a peer group because we do not have sufficient historical volatility data related to market trading of our own common stock. We estimate the expected life of a stock option based on the simplified method for “plain-vanilla” stock options as provided by the staff of the SEC in Staff Accounting Bulletins 107 and 110. The simplified method is used because, at this point, we do not have sufficient historical information to develop reasonable expectations about future exercise patterns. Our dividend yield assumption is based on actual dividends expected to be paid over the expected life of the stock option. Our risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option. The weighted-average fair value of options we granted during 2007, 2006 and 2005 were $7.64, $9.25 and $5.48, respectively. The fair value of options granted during 2007, 2006 and 2005 was estimated at the grant date using the following weighted average assumptions:

	2007	2006	2005
Expected volatility	31%	41%	50%
Expected life	2.5 to 3.75 years	2.5 to 3.75 years	3 years
Dividends	0.90%	0.40%	0.00%
Risk-free interest rate	4.29%	4.79%	3.73%

Prior to adopting SFAS No. 123R, we accounted for stock options using the intrinsic value method under APB No. 25 in which no compensation expense has been recognized for share-based compensation plans. Amounts we recognized in our financial statements during the years ended December 31, 2007, 2006 and 2005 with respect to share-based compensation plans were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Compensation expense recognized on share-based plans before income tax benefit	$1,747	$1,323	$—
Related income tax benefit recognized in the income statement	651	320	—
Cash received from stock option exercises	9,955	27,658	8,953
Excess tax benefit recorded for tax deductions resulting from the exercise of stock options	7,623	28,603	—
Tax benefit realized as reductions of estimated tax payments during the period	23,232	10,775	—

Additionally, SFAS No. 123R amended SFAS No. 95, Statement of Cash Flows (“SFAS No. 95”), to require the excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid, which is included within operating cash flows. Accordingly, cash provided by operating activities decreased and cash provided by financing activities increased by $7.6 million and $28.6 million, respectively, related to excess tax benefits from share-based awards in the years ended December 31, 2007 and 2006. We realized $11.4 million as reductions of estimated tax payments made during 2007 and $11.8 million from tax refunds we received in 2007 from the recapture of income taxes paid in 2005, and $10.8 million as reductions of estimated income tax payments during the year ended December 31, 2006. The excess tax benefits result from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options.

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

The following table presents the effects on net income and basic and diluted net income per common share had the Company adopted the fair value method of accounting for share-based compensation under SFAS No. 123 for the year ended December 31, 2005 (in thousands, except per share data):

Net income	$19,093
Deduct: Total share-based employee compensation expense determined under fair value-based method, net of related tax expense	4,747

Pro forma net income	14,346
Less: Income allocated to Series A Senior Convertible Participating Preferred Stock	3,430

Pro forma net income attributable to common stock	$10,916

Earnings per share:
As reported:
Basic	$0.62
Diluted	$0.50
Pro forma:
Basic	$0.47
Diluted	$0.38

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

We adopted FIN No. 48 on January 1, 2007 and as a result, recognized a $0.8 million reserve for unrecognized tax benefits related to uncertain tax positions as a liability on our consolidated balance sheet, increased deferred tax assets by $0.3 million and recorded a cumulative effect adjustment to Retained Earnings of $0.5 million. The Company had approximately $1.2 million of total gross unrecognized tax benefits as of December 31, 2007, approximately $0.8 million of which would impact the effective tax rate. The Company expects the amount of unrecognized tax benefits to decrease approximately $0.2 million within 12 months of the reporting date due to the completion of state tax audits.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table shows certain income statement data as a percentage of revenue for the year ended December 31, 2007 compared to the year ended December 31, 2006 (in thousands of dollars):

					Change
	2007	% of Total Revenue	2006	% of Total Revenue	Amount	%
Total Revenues	$1,313,846	100.0%	$1,097,041	100.0%	$216,805	19.8%
Costs of Services:
Interchange	962,025	73.2%	804,267	73.3%	157,758	19.6%
Dues and assessments	48,529	3.7%	40,334	3.7%	8,195	20.3%
Processing and servicing	135,120	10.3%	118,342	10.8%	16,778	14.2%
Customer acquisition costs	44,193	3.4%	35,451	3.2%	8,742	24.7%
Depreciation and amortization	6,806	0.5%	6,042	0.6%	764	12.6%

Total costs of services	1,196,673	91.1%	1,004,436	91.6%	192,237	19.1%
General and administrative	57,404	4.4%	47,787	4.4%	9,617	20.1%

Total expenses	1,254,077	95.5%	1,052,223	96.0%	201,854	19.2%

Income from operations	59,769	4.5%	44,818	4.1%	14,951	33.4%

Other income (expense):
Interest income	1,934	0.1%	1,225	0.1%	709	57.9%
Interest expense	(785)	(0.1)%	(753)	(0.1)%	(32)	(4.2)%
Other, net	(3,758)	(0.3)%	(669)	—	(3,089)	(461.7)%

Total other (expense) income	(2,609)	(0.2)%	(197)	—	(2,412)	(1224.4)%

Income before income taxes	57,160	4.3%	44,621	4.1%	12,539	28.1%
Provision for income taxes	21,290	1.6%	16,077	1.5%	5,213	32.4%

Net income	$35,870	2.7%	$28,544	2.6%	$7,326	25.7%

Total Revenues. Total revenues increased by 19.8%, from $1,097.0 million in 2006 to $1,313.8 million in 2007, primarily as a result of a $212.1 million, or 19.8%, increase in our bank card processing revenues. The breakout of our total revenues for the years ended December 31, 2007 and 2006 was as follows (in thousands of dollars):

	Year Ended December 31,		Change from Prior Year
	2007	2006	Amount	%
Bank card processing revenues, gross	$1,283,065	$1,070,939	$212,126	19.8%
Payroll processing revenues	10,205	6,422	3,783	58.9%
Equipment-related income	20,576	19,680	896	4.6%

Total Revenues	$1,313,846	$1,097,041	$216,805	19.8%

The increase in our gross bank card processing revenues from $1,070.9 million in 2006 to $1,283.1 million in 2007 was primarily due to higher bank card processing volume. Our bank card processing volume in 2007 increased 20.0% to $51.9 billion, compared to $43.3 billion in 2006. The increase in bank card processing volume was primarily attributable to a net increase in bank card merchant accounts, with the number of bank card merchant accounts growing by approximately 16.2% from 133,200 as of December 31, 2006 to 154,750 as of December 31, 2007, as well as growth in our average account size. The increase in new bank card merchant accounts was primarily the result of the growth in our sales force, combined with improved production from our existing sales force. At December 31, 2007, we employed 1,117 Relationship Managers, up from 952 Relationship Managers at December 31, 2006.

Payroll processing revenues increased by 58.9%, from $6.4 million in 2006 to $10.2 million in 2007, primarily due to the 47.3% increase in the number of payroll processing customers from 4,216 at December 31, 2006 to 6,209 at December 31, 2007. Payroll processing revenues include processing fees and the interest income we earn on funds held for customers. Payroll processing fees increased by 56.5% from $5.9 million in 2006 to $9.2 million in 2007 and interest income earned on funds held for customers increased by 53.8% from $542,000 in 2006 to $833,000 in 2007.

Equipment-related income increased by 4.6%, from $19.7 million in 2006 to $20.6 million in 2007, primarily due to growth in equipment sale revenues to new bank card merchants and the addition of revenues from our October 19, 2007 acquisition of the General Meters Corporation campus payments solutions business. Revenues from prepaid card and stored-value card systems at our Debitek, Inc. subsidiary declined from 2006.

Costs of services. Costs of services increased 19.1% from $1.0 billion in 2006 to $1.2 billion in 2007, due primarily to an increase in interchange fees. Costs of services represented 91.1% of total revenues in 2007, down slightly from 91.6% in 2006.

Interchange fees increased 19.6% from $804.3 million in 2006 to $962.0 million in 2007, and represented 73.2% of total revenues in 2007, compared to 73.3% of total revenues in the prior year period. The increase in interchange fees was primarily due to higher bank card processing volume in 2007.

Dues and assessments increased 20.3% from $40.3 million in 2006 to $48.5 million in 2007, also as the result of increased bank card processing volume. Dues and assessments were 3.7% of total revenues in both 2007 and 2006.

Net revenue, which we define as total revenues less interchange fees and dues and assessments, increased 20.1% from $252.4 million in 2006 to $303.3 million in 2007.

Processing and servicing expense for 2007 increased by $16.8 million, or 14.2%, compared with 2006. The increase in processing and servicing expense was due primarily to costs associated with processing the increased bank card processing volume, and increases in the costs of operating our service center, particularly the costs of support personnel, including field servicing managers, and depreciation and amortization.

As a percentage of total revenue, processing and servicing expense decreased to 10.3% in 2007 compared with 10.8% in 2006. The decrease in processing and servicing as a percentage of total revenue for 2007 was driven by leveraging the lower costs of our internally developed front-end processing system, HPS Exchange, and cost savings associated with our back-end processing system, Passport. Transactions processed on HPS Exchange represented approximately 75% of our total processing transactions during 2007, compared to 64% during 2006. We expect the increasing share of HPS Exchange in our total bank card merchant base to continue in the future. In addition, we completed our conversion to our internally developed back-end processing system, Passport, on May 1, 2006, which is resulting in cost savings in providing back-end services. Included in processing and servicing expense was $2.7 million of payroll processing costs in 2007, an increase of 59.4% from $1.7 million recorded in 2006.

Customer acquisition costs increased 24.7% from $35.5 million in 2006 to $44.2 million in 2007. An increase in amortization of signing bonuses, mostly as a result of growth in new merchant accounts, was primarily responsible for the increase in the customer acquisition costs. Customer acquisition costs for the years ended 2007 and 2006 included the following components (in thousands of dollars):

	Year Ended December 31,
	2007	2006
Amortization of signing bonuses, net	$31,450	$22,891
Amortization of capitalized customer deferred acquisition costs	13,741	12,932
Increase in accrued buyout liability	13,286	15,483
Capitalized customer deferred acquisition costs	(14,284)	(15,855)

Total Customer Acquisition Costs	$44,193	$35,451

Depreciation and amortization expenses increased 12.6%, from $6.0 million in 2006 to $6.8 million in 2007. The increase was primarily due to the purchase of information technology equipment to support the network and the continuing development of HPS Exchange and Passport. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over three to five years. The amount capitalized increased from $2.5 million in 2006 to $4.2 million in 2007. The total amount of capitalized costs for projects placed in service in 2007 and 2006 was $2.3 million and $1.7 million, respectively.

In December 2007, we completed the construction of, and moved into, approximately 96,000 square feet of office space for Phase 1 of our new service center. As of December 31, 2007, all but our equipment deployment group has exited the former leased service center. We are currently building an additional 125,000 square feet of multi-use space on the site of our new service center. The total amount of capitalized costs for the new service center placed in service in 2007 was $28.4 million.

General and administrative. General and administrative expenses increased 20.1%, from $47.8 million in 2006 to $57.4 million in 2007. The increase was primarily due to added personnel, marketing, consulting and legal costs to continue building our corporate, information technology and marketing infrastructure which are necessary to support our growth and our marketing and product development initiatives.

General and administrative expenses as a percentage of total revenue for 2007 and 2006 were 4.4%. SFAS No. 123R share-based compensation expense was $1.7 million and $1.3 million in 2007 and 2006, respectively. Our payroll operation’s general and administrative expenses increased by 37.4%, from $3.1 million in 2006 to $4.2 million in 2007. General and administrative expenses in 2007 included $186,000 for matching payroll tax expense related to gains employees realized on their exercise of non-qualified stock options, compared to $1.2 million in 2006.

Income from operations. For the reasons described above, our income from operations, which we also refer to as operating income, improved from $44.8 million for 2006 to $59.8 million for 2007. Our operating margin, which is measured as operating income divided by net revenue, was 19.7% for 2007, compared to 17.8% for 2006. Our operating income and operating margin for 2006 was unfavorably impacted by the $2.0 million recorded for the change in estimate of debit interchange expense; excluding that amount, our operating margin would have been 18.4% for 2006.

Interest income. Interest income increased from $1.2 million in 2006 to $1.9 million in 2007, due primarily to an increase in the amount of cash available for investment and higher interest rates.

Interest expense. Interest expense of $785,000 recorded in 2007 increased slightly from $753,000 in 2006. Most of our interest expense arises from the practice of having our sponsor bank advance interchange fees to most of our merchants. These advances to our merchants are funded first with our cash available for investment, then by incurring a payable to our sponsor bank when that cash has been expended. We pay the sponsor bank the prime rate on these payables.

Other, net. Other, net for 2007 included:

•

A pre-tax charge in December 2007 of $1.3 million reflecting the estimated liability for costs (primarily accrued lease costs and property and equipment write offs) associated with exiting our former service center.

•

A pre-tax charge of $1.7 million equal to our full cost basis investment in Parcxmart Technologies, Inc. Due to significant concerns about the investee’s ability to continue as a going concern, including negative cash flows from operations, working capital deficiencies and its inability to raise additional capital to supplement its cash position, we recognized an impairment loss.

•	A charge of $0.8 million reflecting our liability in a legal proceeding under an indemnification we provided to an insurer.

Other, net for 2006 included income of $0.8 million reflecting a gain for the proceeds received from a legal settlement.

Income Tax. Income taxes for 2007 were $21.3 million, reflecting an effective tax rate of 37.3%. This compares to an effective tax rate of 36.0% for 2006, which resulted in income tax expense of $16.1 million. The lower effective tax rate for 2006 was due to revising state income sourcing approaches in the third quarter of 2006. As a result of revising state income sourcing approaches in the third quarter of 2006, we realized reductions of our 2005 state income tax expense and our 2006 estimated effective annual state tax rates.

Net income. As a result of the above factors, net income increased from $28.5 million in 2006 to $35.9 million in 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table shows certain income statement data as a percentage of revenue for the year ended December 31, 2006 compared to the year ended December 31, 2005 (in thousands of dollars):

					Change
	2006	% of Total Revenue	2005	% of Total Revenue	Amount	%
Total Revenues	$1,097,041	100.0%	$834,824	100.0%	$262,217	31.4%
Costs of Services:
Interchange	804,267	73.3%	611,736	73.3%	192,531	31.5%
Dues and assessments	40,334	3.7%	31,491	3.8%	8,843	28.1%
Processing and servicing	118,342	10.8%	87,668	10.5%	30,674	35.0%
Customer acquisition costs	35,451	3.2%	28,025	3.4%	7,426	26.5%
Depreciation and amortization	6,042	0.6%	5,685	0.7%	357	6.3%

Total costs of services	1,004,436	91.6%	764,605	91.6%	239,831	31.4%
General and administrative	47,787	4.4%	37,761	4.5%	10,026	26.6%

Total expenses	1,052,223	96.0%	802,366	96.1%	249,857	31.1%

Income from operations	44,818	4.1%	32,458	3.9%	12,360	38.1%

Other income (expense):
Interest income	1,225	0.1%	477	0.1%	748	156.8%
Interest expense	(753)	(0.1)%	(1,553)	(0.2)%	800	(51.5)%
Fair value adjustment for warrants with mandatory redemption provisions	—	—	(2,912)	(0.3)%	2,912	100.0%
Gain on settlement of financing arrangement	—	—	5,140	0.6%	(5,140)	(100.0)%
Other, net	(669)	—	198	—	(867)	(437.9)%

Total other (expense) income	(197)	0.0%	1,350	0.2%	(1,547)	(114.6)%

Income before income taxes	44,621	4.1%	33,808	4.0%	10,813	32.0%
Provision for income taxes	16,077	1.5%	14,715	1.8%	1,362	9.3%

Net income	$28,544	2.6%	$19,093	2.3%	$9,451	49.5%

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

Equipment-related income increased by $15.4 million, from $4.3 million in 2005 to $19.7 million in 2006, primarily due to the increase in the number of new card processing merchants installed and $6.3 million of revenues contributed by Debitek, which we acquired as of January 1, 2006.

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

Net income. As a result of the above factors, net income increased from $19.1 in 2005 to $28.5 million in 2006.

Balance Sheet Information

	December 31,
	2007	2006
	(in thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$35,508	$16,054
Funds held for payroll customers	24,201	16,960
Receivables, net	122,613	107,154
Current tax asset	5,449	19,227
Capitalized customer acquisition costs, net	70,498	56,705
Property and equipment, net	50,248	23,135
Total assets	329,189	251,768
Due to sponsor bank	49,798	27,253
Accounts payable	20,495	16,936
Deposits held for payroll customers	24,201	16,960
Accrued buyout liability:
Current portion	11,521	11,519
Long term portion	26,252	21,774
Total liabilities	163,520	112,475
Total stockholders’ equity	165,669	139,293

December 31, 2007 Compared to December 31, 2006

Total assets increased $77.4 million, or 30.8%, to $329.2 million at December 31, 2007 from $251.8 million at December 31, 2006, primarily due to increases in cash and cash equivalents, receivables, funds held for payroll customers, capitalized customer acquisition costs, and property and equipment, net. Cash and cash equivalents increased by $19.5 million or 121.2% as the result of cash flow from operations (see “—Liquidity and Capital Resources” for more detail).

Funds held for payroll customers increased $7.2 million, or 42.7%, to $24.2 million at December 31, 2007 from $17.0 million at December 31, 2006 due to increased tax escrow funds generated in our payroll processing activities. Our liability for deposits held for payroll customers increased by the same amount. At December 31, 2007, we processed payroll for 6,209 customers, an increase of 47.3% over the 4,216 payroll customers at December 31, 2006.

Our receivables primarily result from our practice of advancing interchange fees to most of our merchants during the processing month and collecting those fees from our merchants at the beginning of the following month. We use our available cash to fund a portion of the advances of interchange fees to our merchants; then, as our available cash has been expended, we direct our sponsor banks to make the advances, thus generating a payable to our sponsor banks. At December 31, 2007 and December 31, 2006, we used $37.9 million and $44.6 million, respectively, of our available cash to fund merchant advances. The amount due to our sponsor bank for funding advances was $49.8 million at December 31, 2007 and $27.3 million at December 31, 2006. The payable to our sponsor bank is repaid at the beginning of the following month out of the fees we collect from our merchants. Our total receivables increased $15.5 million, or 14.4%, to $122.6 million at December 31, 2007 from $107.2 million at December 31, 2006 mostly due to higher monthly bank card processing volume in December 2007. For the month of December 2007, our processing volume was $4.7 billion, compared to $4.1 billion of processing volume in the month of December 2006.

Capitalized customer acquisition costs increased $13.8 million, or 24.3%, from December 31, 2006 as a result of increases in the number of merchants we service. Property and equipment increased $27.1 million, or 117.2%, primarily due to spending $25.6 million during 2007 on the construction of our new service center in Jeffersonville, Indiana. We completed constructing 96,000 square feet of office space for the Phase 1 of the new service center and opened it for operation in December 2007. As of December 31, 2007, all but our processing equipment deployment group has exited the former leased service center, also in Jeffersonville. We are currently building an additional 125,000 square feet of multi-use space on the site of our new service center. We also continued building our technology infrastructure, primarily hardware and software needed for the expansion of HPS Exchange and Passport.

Our current tax asset was $5.4 million at December 31, 2007, a decrease of $13.8 million from December 31, 2006. The decrease was primarily due to the tax liability we recorded for our income tax provision during 2007, the realization of $11.4 million as reductions of estimated tax payments made during 2007 and $11.8 million of tax refunds we received in 2007 from the recapture of income taxes paid in 2005. Partially offsetting these decreases were tax benefits of $7.6 million we recorded as the result of employee stock option exercises during 2007. These tax benefits reflect tax deductions which accrued to us when our employees exercised non-qualified stock options and made disqualifying dispositions of shares acquired through the exercise of incentive stock options.

Total stockholders’ equity increased $26.4 million from December 31, 2006 primarily due to our net income of $35.9 million recorded for 2007, proceeds received from the exercise of employee stock options, which amounted to $10.0 million, and tax benefits recorded in additional-paid-in capital related to employees’ exercise of stock options and related tax benefits, which contributed $7.6 million. Stockholders’ equity was reduced by $18.9 million for the cost of purchasing 731,500 treasury shares, and $9.4 million for dividends declared on common stock.

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

Our cash requirements include funding payments to salespersons for signing bonuses, residual commissions and residual buyouts, paying interest expense and other operating expenses, including taxes, constructing our new service center and investing in building our infrastructure. At times, we have used cash to repurchase our common stock. We could in the future use cash for other unspecified acquisitions of related businesses or assets. On October 19, 2007, we acquired the assets of General Meters Corporation, a provider of multipurpose card systems for college and university campuses, for a net cash payment of $6.0 million. The General Meters acquisition provides us with a ready customer base of colleges and universities for our campus card product. General Meters will be combined with our subsidiary Debitek Inc., which we acquired in February 2006. We acquired Debitek, a prepaid card and stored-value card solutions provider, for a net cash payment of $3.5 million. The acquisition of Debitek provides us with a proven platform in the stored-value and prepaid cards market, particularly with respect to small-dollar payment applications. These acquisitions are not expected to have a material impact on earnings in the near term.

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

At December 31, 2007, we had cash and cash equivalents totaling $35.5 million, compared to cash and cash equivalents of $16.1 million at December 31, 2006 and $8.7 million at December 31, 2005.

Our working capital, defined as current assets less current liabilities, was positive at December 31, 2007, 2006 and 2005. At December 31, 2007, our positive working capital was $62.4 million. Each funding source and use is described in more detail below.

Cash Flow (Used in) Provided by Operating Activities. We reported net cash provided by operating activities of $72.6 million in 2007, compared to net cash used in operating activities of $3.9 million in 2006 and $26.0 million in 2005.

Our reported cash flow from operating activities for both periods was impacted by the cash flow reporting requirements of SFAS No. 123R and SFAS No. 95, Statement of Cash Flow, as amended. These statements require the amount of tax benefits resulting from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options in excess of the amount of SFAS No. 123R compensation cost recognized (referred to as “excess tax benefits” in this document), to be classified as a cash inflow from financing activities on our Statement of Cash Flow and a cash outflow from operating activities. In 2007 and 2006, our operating cash flow was reduced by the classification of $7.6 million and $28.6 million, respectively, of excess tax benefits as cash inflow from financing activities.

The following table presents the components of our cash flow from operating activities for 2007, 2006 and 2005 including reductions for the amounts of tax benefits actually realized for excess tax benefits generated. The amounts actually realized were $23.2 million and $10.8 million, respectively, in 2007 and 2006. These reductions of our income tax payments would have been classified as a cash outflow from operating activities and a cash inflow from financing activities under the previous cash flow presentation requirements of APB No. 25. Before reducing our cash flows from operating activities for the $7.6 million and $28.6 million current tax receivables generated by excess tax benefits during 2007 and 2006, and including a reduction for the $23.2 million and $10.8 million, respectively, of realized income tax benefits in 2007 and 2006, our cash flow from operations in 2007 and 2006 would have been positive $57.0 million and $14.0 million, respectively. The remaining current tax asset is expected to be recovered as reductions of future period estimated tax payments.

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net income	$35,870	$28,544	$19,093
Adjustments for non-cash items included in net income:
Amortization and depreciation	53,807	43,380	30,331
Addition to loss reserve	3,035	1,970	1,235
Provision for losses on receivables	1,249	628	173
Share-based compensation	1,747	1,323	—
Deferred taxes	1,020	(351)	1,811
Other non-cash items included in net income, net	3,212	1,754	(2,195)
Adjustments for changes in operating assets and liabilities:
Payment of signing bonuses, net	(44,700)	(33,743)	(21,788)
Payouts of accrued buyout liability	(8,806)	(10,664)	(13,481)
Excess tax benefits realized as reductions of actual estimated tax payments	(23,232)	(10,775)	—
Other changes in operating assets and liabilities, net	33,780	(8,089)	(41,143)

Cash flow from operating activities before deduction of the current receivable for excess tax benefits	56,982	13,977	(25,964)

Less:
Decrease (increase) in current receivable for excess tax benefits	15,609	(17,828)	—

Net cash provided by (used in) operating activities	$72,591	$(3,851)	$(25,964)

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

Key sources of operating cash flows were our net income as adjusted for depreciation and amortization, additions to loss reserves, share-based compensation expense, and deferred taxes. Other major determinants of operating cash flow are net signing bonus payments, which consume increasing amounts of operating cash as our new merchant installation activity rises, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout liability” for more information. Net signing bonuses of $44.7 million, $33.7 million and $21.8 million, respectively, were paid in 2007, 2006 and 2005. In 2007, 2006 and 2005, we reduced the accrued buyout liability by making buyout payments of $8.8 million, $10.7 million and $13.5 million, respectively. Included in the $13.5 million of buyout payments in 2005 was $3.8 million used by salespersons who participated in the PEPShares Plan to exercise their options to acquire 677,544 shares of our common stock.

Contained within other changes in operating assets and liabilities are the changes in our receivables and due to sponsor banks. We use our available cash to fund a portion of the advances of interchange fees we make to our merchants. Advances of interchange fees, which generate a receivable from our merchants, are funded first from our available cash, then by incurring a payable to our sponsor bank when that cash has been expended. The payable to the sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. During 2007, our receivables, including those from merchants, increased $16.7 million, while we increased our due to sponsor banks by $22.5 million. All other operating assets and liabilities generated a net increase in operating cash of $6.8 million in 2007. During 2006, our receivables from merchants increased $12.4 million and we reduced our due to sponsor banks by $7.3 million. All other operating assets and liabilities generated a net increase in operating cash of $1.2 million in 2006.

Cash Flow Used in Investing Activities. Net cash used in investing activities was $42.3 million in 2007, compared to $17.9 million in 2006 and $12.3 million in 2005. During each period, we used cash to fund capital expenditures. Total capital expenditures for 2007 were $34.2 million, compared to $14.0 million invested in 2006 and $12.3 million invested in 2005. The increase in capital expenditures was primarily related to construction of our new Service Center facility, which commenced in 2006 and completed Phase I in December 2007. During 2007 and 2006, we spent cash of $24.5 million and $5.9 million, respectively, on our new Service Center. See “—Contractual Obligations” for more detail regarding cumulative cash outlays and expected future funding requirements related to our new Service Center. We also continued building our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and Passport. We anticipate that these expenditures will continue near current levels as we further develop our technology.

In January 2006, we made a $0.5 million investment in convertible preferred stock issued by Parcxmart Technologies, Inc. (“Parcxmart”) and in June 2007, we made an additional investment of $1.2 million in Parcxmart convertible preferred stock. In December 2007, due to significant concerns about Parcxmart’s ability to continue as a going concern, including negative cash flows from operations, working capital deficiencies and inability to raise additional capital to supplement its cash position, we recognized an impairment loss equal to our full $1.7 million investment.

In February 2006, we acquired Debitek, Inc. for a net cash payment of $3.5 million. In October 2007, we acquired General Meters Corporation for a cash payment of $6.0 million.

In addition, our subsidiary, Heartland Payroll Company, has invested a portion of the funds it holds for payroll customers in securities that are classified as investments available for sale. We invest in short-term bond funds and directly in federal, federal agency or corporate debt obligations with maturities of up to four years and no less than a Baa rating or in short-term fixed income mutual funds.

Cash Flow (Used in) Provided By Financing Activities. Net cash used in financing activities was $10.9 million in 2007, compared to net cash provided by financing activities of $29.1 million in 2006 and $42.7 million in 2005. Cash flow from financing activities in 2007 was negative primarily because we used cash to repurchase our common stock. See “— Common Stock Repurchases” for more information on our common stock repurchases authorization. Cash flow from financing activities in 2006 was positive primarily due to the proceeds received from employees exercising stock options and from excess tax benefits. However, most of the cash proceeds received from the exercise of employee stock options in 2006 were used to repurchase shares of our common stock.

Net cash provided by financing activities for 2005 was favorably impacted by the net cash proceeds of $41.7 million we received at the closing of our initial public offering on August 16, 2005.

During 2007 and 2006, employees exercised stock options generating cash in the aggregate amount of $10.0 million and $27.7 million, respectively. Offsetting the cash provided from employees’ exercise of stock options in 2007 and 2006 was the use of $18.9 million and $25.0 million of cash to repurchase 731,500 shares and 1,061,200 shares, respectively, of our common stock. See “— Common Stock Repurchases” for more information. During 2005, employees exercised their stock options and PEPShares Plan options generating cash in the aggregate amount of $9.0 million.

On September 21, 2007, we closed a public offering of 6,348,767 shares of our common stock. The offering price was set at $26.34 per share, the closing price of our common stock on the New York Stock Exchange on September 17, 2007. Approximately 99% of the shares sold in the offering were offered by Greenhill Capital Partners, L.P. and its affiliates (2,550,120 total shares), LLR Equity Partners, L.P. and its affiliates (2,216,486 total shares), and members of the company’s management (1,557,820 total shares). The remaining 1%, 24,341 shares, were sold by us. We received only the proceeds from the shares we sold in the offering, or $615,000, which we used to cover $590,000 of expenses from the offering.

Financing cash activities for both periods were favorably impacted by excess tax benefits which resulted from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options. During 2007 and 2006, we reported as a financing cash inflow, $7.6 million and $28.6 million, respectively of excess tax benefits resulting from employees exercising stock options. We actually realized tax benefits of $23.2 million and $10.8 million, respectively, in 2007 and 2006 for excess tax benefits resulting from employees exercising stock options. See “— Cash Flow Provided by (Used in) Operating Activities” for more detail.

During 2007, 2006, and 2005, we paid down financing arrangements and borrowings in the amounts of $174,000, $261,000 and $7.5 million, respectively. In 2005, we made cash payments of $3.0 million to reacquire 2,400 merchant contracts and fully extinguish our obligations under a related financing arrangement and $2.9 million to repay credit facilities.

On January 8, 2004, a warrant holder elected to exercise their put option, and we redeemed half of the holder’s warrants, or 168,906 shares, at the deemed fair value of $6.25 per share. The exercise price of the warrants was $0.005 per warrant and net consideration paid by us was $1.1 million in 2004. On August 16, 2005, the closing date of our initial public offering, the warrant holder exercised its rights to acquire the remaining 168,904 shares at the exercise price of $0.005 per share.

Common Stock Repurchases. On January 13, 2006, our Board of Directors authorized management to repurchase up to the lesser of (a) 1,000,000 shares of our common stock and (b) $25,000,000 worth of our common stock in the open market. On August 1, 2006, our Board of Directors authorized management to repurchase up to an additional 1,000,000 shares of our common stock in the open market using proceeds from the issuance of stock options. On May 3, 2007, the Board of Directors eliminated the restriction in the August 1, 2006 repurchase authorization which required management to use only proceeds from the issuance of stock options for repurchases, and increased the total remaining authorized number of shares to be repurchased to 2,000,000. The Board of Directors authorized management to purchase up to 1,000,000 shares at purchase prices within management’s discretion. We intend to use these authorizations to repurchase shares opportunistically as a means of offsetting dilution from shares issued upon the exercise of options under employee benefit plans, and to use cash to take advantage of declines in the Company’s stock price. We have no obligation to repurchase shares under the authorization, and the specific timing and amount of the stock repurchase will vary based on market conditions, securities law limitations and other factors. The stock repurchase will be executed utilizing general corporate funds.

Under these authorizations, we repurchased an aggregate of 1,792,700 shares of our common stock during 2007 and 2006 at a cost of $43.9 million, or $24.48 per share. At December 31, 2007, we have remaining authorization to repurchase up to 1,307,300 additional shares of our common stock. During 2007, we repurchased 731,500 shares of our common stock for $18.8 million, an average per share cost of $25.78. During 2006, we repurchased 1,061,200 shares of our common stock for $25.0 million, an average per share cost of $23.59.

In 2005 we repurchased 22,000 shares of our common stock at a cost of $0.5 million.

Dividends on Common Stock. On August 1, 2006, our Board of Directors declared the first quarterly cash dividend on our common stock. The following table summarizes quarterly cash dividends declared and paid on our common stock:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Twelve Months Ended December 31, 2006:
August 1, 2006	August 25, 2006	September 15, 2006	$0.025
November 2, 2006	November 24, 2006	December 15, 2006	$0.025
Twelve Months Ended December 31, 2007:
February 12, 2007	February 23, 2007	March 15, 2007	$0.05
May 3, 2007	May 25, 2007	June 15, 2007	$0.05
July 30, 2007	August 24, 2007	September 15, 2007	$0.075
October 31, 2007	November 23, 2007	December 15, 2007	$0.075

On February 13, 2008, our Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock, payable on March 15, 2008 to stockholders of record as of February 28, 2008.

Revolving Credit Facility. We had no outstanding obligations under any credit facility at December 31, 2007 or 2006.

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

Contractual Obligations. The Visa and MasterCard networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we must do so. As the majority of our transactions involve the delivery of the product or service at the time of the transaction, a good basis to estimate our exposure to chargebacks is the last four months’ bank card processing volume on our portfolio, which was $17.9 billion, $15.1 billion and $12.0 billion for the four months ended December 31, 2007, 2006 and 2005, respectively. However, during the four months ended December 31, 2007, 2006 and 2005, we were presented with $10.5 million, $8.4 million and $6.6 million, respectively, of chargebacks by issuing banks. In 2007, 2006 and 2005, we incurred merchant credit losses related to chargebacks of $2.8 million, $1.9 million and $1.2 million, respectively, on total dollar volume processed of $51.9 billion, $43.3 billion and $33.7 billion, respectively. These credit losses are included in processing and servicing expense in our consolidated statements of income.

The following table reflects our significant contractual obligations as of December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Processing providers (a)	$14,558	$6,583	$7,311	$664	$—
Telecommunications providers	6,861	2,947	3,402	512	—
Office and equipment leases	8,960	1,883	2,809	2,494	1,774
Land, construction and equipment (b)	10,779	10,654	125	—	—

	$41,158	$22,067	$13,647	$3,670	$1,774

(a)	We have agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. These third-party processors include TSYS Acquiring Solutions, KeyBank, N.A., First Data Corporation, Chase Paymentech Solutions and Global Payments, Inc. Our agreements with third-party processors require us to submit a minimum monthly number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay the third party processors the fees that they would have received if we had submitted the required minimum number or volume of transactions.

(b)	These amounts relate to contractual commitments we have for constructing our new Service Center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with the development of this site. Through December 31, 2007, we have spent approximately $30.4 million of our cash on our new Service Center, including $1.7 million to acquire land, and over the next fifteen months we expect to spend approximately $18.0 million more on its development, including the contractual obligations in the above table.

In addition, we record a payable to our sponsor banks each month in conjunction with our monthly processing activities. This amount was $49.8 million and $27.3 million as of December 31, 2007 and 2006, respectively. This amount is repaid on the first business day of the following month out of the fees collected from our merchants.

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

Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is to changes in interest rates. During each month, KeyBank and Heartland Bank advance interchange fees to most of our merchants. We fund these advances first by applying a portion of our available cash and then by incurring a significant payable to our sponsor banks, bearing interest at the prime rate. At December 31, 2007, our payable to our sponsor banks was $49.8 million. This payable is repaid on the first business day of the following month out of fees collected from our merchants. During the quarter ended December 31, 2007 the average daily interest-bearing balance of that payable was approximately $8.9 million. The outstanding balance of our payable to our sponsor banks is directly related to our bank card processing volume and also will fluctuate depending on the amount of our available cash. A hypothetical 100 basis point change in short-term interest rates applied to our average payable to sponsor banks would result in a change of approximately $89,000 in annual pre-tax income.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities of up to three years. At December 31, 2007, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $44,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $30,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $44,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $30,000.

We do not hold or engage in the trading of derivative financial, commodity or foreign exchange instruments. All of our business is conducted in U.S. dollars.

Recent Accounting Pronouncements

The FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”), in June 2006. FIN No. 48 clarifies the accounting for the recognition and measurement of tax benefits associated with uncertain tax positions and defines criterion that an individual tax position must meet for any part of that position to be recognized or continue to be recognized in the financial statements. FIN No. 48 also adds disclosure requirements for the amounts of unrecognized tax benefits associated with uncertain tax positions. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN No. 48 on January 1, 2007 and recorded a cumulative effect adjustment of $0.5 million to Retained Earnings to establish reserves for uncertain tax positions.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) applies the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses and establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired and liabilities assumed, including assets and liabilities arising from contingencies, any noncontrolling interest in the acquiree and goodwill acquired or gain realized from a bargain purchase. SFAS No. 141(R) is effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning after December 15, 2008. SFAS No. 141 (R) will impact our Consolidated Financial Statements prospectively in the event of any business combinations entered into after the effective date in which we are the acquirer.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires a noncontrolling interest in a subsidiary to be reported as equity, separate from the parent’s equity, in the consolidated statement of financial position and the amount of net income or loss and comprehensive income or loss attributable to the parent and noncontrolling interest to be presented separately on the face of the consolidated financial statements. Changes in a parent’s ownership interest in its subsidiary in which a controlling financial interest is retained are accounted for as equity transactions. If a controlling financial interest in the subsidiary is not retained, the subsidiary is deconsolidated and any retained noncontrolling equity interest is initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively, except that presentation and disclosure requirements are to be applied retrospectively for all periods presented. We are currently evaluating the impact of adopting SFAS No. 160 on our Consolidated Financial Statements.

In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods (“SAB 110”). SAB 110 amends SAB 107 to allow the continued use, under certain circumstances, of the simplified method in developing the expected term for stock options. SAB 110 is effective January 1, 2008. The adoption of SAB 110 will impact our Consolidated Financial Statements prospectively in the event circumstances provide for application of the simplified method to future stock option grants we make.

ITEM 7A.	QUANTITATIVE AND QUALITA TIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 8.  FINANCI AL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Heartland Payment Systems, Inc:

We have audited the accompanying consolidated balance sheets of Heartland Payment Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123(R) Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Heartland Payment Systems, Inc:

We have audited the internal control over financial reporting of Heartland Payment Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A herein. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (continued)

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 10, 2008 expressed an unqualified opinion and included an explanatory paragraph regarding adoption of Statement of Financial Accounting Standard (SFAS) No. 123(R) Share-Based Payment on January 1, 2006 on those financial statements.

/s/ Deloitte Touche LLP

Philadelphia, Pennsylvania
March 10, 2008

Heartland Payment Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$35,508	$16,054
Funds held for payroll customers	24,201	16,960
Receivables, net	122,613	107,154
Investments	1,119	1,082
Inventory	5,383	2,252
Prepaid expenses	3,478	2,030
Current tax asset	5,449	19,227
Current deferred tax assets, net	690	757

Total current assets	198,441	165,516
Capitalized customer acquisition costs, net	70,498	56,705
Deferred tax assets, net	3,878	4,562
Property and equipment, net	50,248	23,135
Goodwill and intangible assets	5,970	1,757
Deposits and other assets	154	93

Total assets	$329,189	$251,768

Liabilities and stockholders’ equity
Current liabilities:
Due to sponsor banks	$49,798	$27,253
Accounts payable	20,495	16,936
Deposits held for payroll customers	24,201	16,960
Current portion of accrued buyout liability	11,521	11,519
Merchant deposits and loss reserves	14,757	8,210
Accrued expenses and other liabilities	15,266	9,649
Current portion of borrowings and financing arrangements	—	174

Total current liabilities	136,038	90,701
Reserve for unrecognized tax benefits	1,230	—
Long-term portion of accrued buyout liability	26,252	21,774

Total liabilities	163,520	112,475

Commitments and contingencies (Note 16)	—	—
Stockholders’ equity
Common Stock, $.001 par value, 100,000,000 shares authorized, 39,804,322 and 38,488,880 shares issued at December 31, 2007 and 2006; 37,989,622 and 37,405,680 shares outstanding at December 31, 2007 and 2006	40	38
Additional paid-in capital	173,346	153,997
Accumulated other comprehensive loss	(62)	(21)
Retained earnings	36,729	10,804
Treasury stock, at cost (1,814,700 and 1,083,200 shares at December 31, 2007 and 2006)	(44,384)	(25,525)

Total stockholders’ equity	165,669	139,293

Total liabilities and stockholders’ equity	$329,189	$251,768

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005

Total Revenues	$1,313,846	$1,097,041	$834,824

Costs of Services:
Interchange	962,025	804,267	611,736
Dues and assessments	48,529	40,334	31,491
Processing and servicing	135,120	118,342	87,668
Customer acquisition costs	44,193	35,451	28,025
Depreciation and amortization	6,806	6,042	5,685

Total costs of services	1,196,673	1,004,436	764,605

General and administrative	57,404	47,787	37,761

Total expenses	1,254,077	1,052,223	802,366

Income from operations	59,769	44,818	32,458

Other income (expense):
Interest income	1,934	1,225	477
Interest expense	(785)	(753)	(1,553)
Loss on cost basis investment	(1,650)	—	—
Exit costs for Service Center	(1,267)	—	—
Fair value adjustment for warrants with mandatory redemption provisions	—	—	(2,912)
Gain on settlement of financing arrangement	—	—	5,140
Other, net	(841)	(669)	198

Total other (expense) income	(2,609)	(197)	1,350

Income before income taxes	57,160	44,621	33,808
Provision for income taxes	21,290	16,077	14,715

Net income	35,870	28,544	19,093
Income allocated to Series A Senior Convertible Participating Preferred Stock	—	—	(4,728)

Net income attributable to Common Stock	$35,870	$28,544	$14,365

Net income	$35,870	$28,544	$19,093
Other comprehensive income, net of tax:
Unrealized (losses) gains on investments	(41)	5	(16)

Comprehensive income	$35,829	$28,549	$19,077

Earnings per common share:
Basic	$0.95	$0.78	$0.62
Diluted	$0.90	$0.71	$0.50
Weighted average number of common shares outstanding:
Basic	37,686	36,394	23,069
Diluted	39,980	39,943	37,879

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc . and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
	Shares Amount		Shares Amount
Balance, January 1, 2005	7,619	$8	16,438	$8	$41,065	$(10)	$(34,972)	$—	$6,099

Issuance of Common Stock— options exercised	—	—	1,523	2	9,178	—	—	—	9,180
Issuance of Common Stock on initial public offering	—	—	2,759	3	41,709	—	—	—	41,712
Accumulated other comprehensive loss	—	—	—	—	—	(16)	—	—	(16)
Conversion of preferred stock	(7,619)	(8)	13,333	13	(5)	—	—	—	—
Two for one stock split	—	—	—	8	(8)	—	—	—	—
Repurchase of Common Stock	—	—	(22)	—	—	—	—	(495)	(495)
Exercise of warrants	—	—	169	—	4,478	—	—	—	4,478
Net income for the year	—	—	—	—	—	—	19,093	—	19,093

Balance, December 31, 2005	—	$—	34,200	$34	$96,417	$(26)	$(15,879)	$(495)	$80,051

Issuance of Common Stock— options exercised	—	—	4,267	4	27,654	—	—	—	27,658
Excess tax benefit on stock options exercised under SFAS No. 123R	—	—	—	—	28,603	—	—	—	28,603
Repurchase of Common Stock	—	—	(1,061)	—	—	—	—	(25,030)	(25,030)
Share-based compensation under SFAS No. 123R	—	—	—	—	1,323	—	—	—	1,323
Accumulated other comprehensive income	—	—	—	—	—	5	—	—	5
Dividends on common stock	—	—	—	—	—	—	(1,861)	—	(1,861)
Net income for the year	—	—	—	—	—	—	28,544	—	28,544

Balance, December 31, 2006	—	$—	37,406	$38	$153,997	$(21)	$10,804	$(25,525)	$139,293

Cumulative effect of change in accounting principal – FIN No. 48	—	—	—	—	—	—	(514)	—	(514)
Issuance of Common Stock – secondary offering	—	—	24	—	25	—	—	—	25
Issuance of Common Stock— options exercised	—	—	1,292	2	10,007	—	—	—	10,009
Excess tax benefit on stock options exercised under SFAS No. 123R	—	—	—	—	7,570	—	—	—	7,570
Repurchase of Common Stock	—	—	(732)	—	—	—	—	(18,859)	(18,859)
Share-based compensation under SFAS No. 123R	—	—	—	—	1,747	—	—	—	1,747
Accumulated other comprehensive loss	—	—	—	—	—	(41)	—	—	(41)
Dividends on common stock	—	—	—	—	—	—	(9,431)	—	(9,431)
Net income for the year	—	—	—	—	—	—	35,870	—	35,870

Balance, December 31, 2007	—	$—	37,990	$40	$173,346	$(62)	$36,729	$(44,384)	$165,669

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$35,870	$28,544	$19,093
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of capitalized customer acquisition costs	45,191	35,823	24,636
Other depreciation and amortization	8,616	7,557	5,695
Addition to loss reserve	3,035	1,970	1,235
Provision for doubtful receivables	1,249	628	173
Deferred taxes	1,020	(351)	1,811
Share-based compensation	1,747	1,323	—
Loss on cost basis investment	1,650	—	—
Exit costs for Service Center	1,267	—	—
Loss on purchased software	—	1,500	—
Fair value adjustment for warrants with mandatory redemption provisions	—	—	2,912
Gain on settlement of financing arrangement	—	—	(5,140)
Other	295	254	33
Changes in operating assets and liabilities:
Increase in receivables	(16,701)	(13,017)	(29,604)
(Increase) decrease in inventory	(1,737)	(438)	104
Payment of signing bonuses, net	(44,700)	(33,743)	(21,788)
Increase in capitalized customer acquisition costs	(14,284)	(15,855)	(11,531)
(Increase) decrease in prepaid expenses	(1,448)	(59)	172
Decrease (increase) in current tax asset	21,401	10,978	(2,783)
(Increase) decrease in deposits and other assets	(61)	23	1
Excess tax benefits on options exercised under SFAS No. 123R	(7,623)	(28,603)	—
Increase in reserve for unrecognized tax benefits	463	—	—
Increase (decrease) in due to sponsor banks	22,545	(7,277)	(10,623)
Increase (decrease) in accounts payable	3,544	1,325	(2,955)
Increase in accrued expenses and other liabilities	3,260	1,958	2,116
Increase (decrease) in merchant deposits and loss reserves	3,512	(1,210)	(960)
Payouts of accrued buyout liability	(8,806)	(10,664)	(13,481)
Increase in accrued buyout liability	13,286	15,483	14,920

Net cash provided by (used in) operating activities	72,591	(3,851)	(25,964)

Cash flows from investing activities
Purchase of investments	(1,904)	(2,158)	(1,544)
Maturities of investments	310	1,258	487
Increase in funds held for payroll customers	(7,376)	(5,972)	(163)
Increase in deposits held for payroll customers	7,241	6,357	1,192
Acquisition of business, net of cash acquired	(6,300)	(3,453)	—
Purchases of property and equipment	(34,247)	(13,960)	(12,337)
Proceeds from disposal of property and equipment	—	—	27

Net cash used in investing activities	(42,276)	(17,928)	(12,338)

Cash flows from financing activities
Principal payments on borrowings and financing arrangements	(174)	(261)	(7,520)
Proceeds from exercise of stock options	9,955	27,658	8,953
Excess tax benefits on options exercised under SFAS No. 123R	7,623	28,603	—
Repurchase of common stock	(18,859)	(25,030)	(495)
Dividends paid on common stock	(9,431)	(1,861)	—
Net proceeds from sale of common stock	25	—	41,712

Net cash (used in) provided by financing activities	(10,861)	29,109	42,650

Net increase in cash and cash equivalents	19,454	7,330	4,348
Cash and cash equivalents at beginning of year	16,054	8,724	4,376

Cash and cash equivalents at end of year	$35,508	$16,054	$8,724

Supplemental cash flow information:
Cash paid (received) during the year for:
Interest	$670	$747	$1,581
Income taxes	(1,571)	2,727	11,742
Supplemental schedule of non-cash activities:
Amortization of other assets	$—	$71	$136

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations

Basis of Financial Statement Presentation—The accompanying consolidated financial statements include those of Heartland Payment Systems, Inc. (the “Company”) and its wholly-owned subsidiaries, Heartland Payroll Company (“HPC”) and Debitek, Inc, (“Debitek”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation.

The officers and directors of the Company represent approximately 32% of the outstanding shares of the Company as of December 31, 2007.

All outstanding common shares, average common shares, earnings per common share and conversion amounts related to stock options, warrants and Series A Senior Convertible Participating Preferred Stock for the year ended December 31, 2005 have been adjusted retroactively to reflect a two-for-one stock split on July 26, 2005. On that date, the Company’s Board of Directors and stockholders also increased the number of authorized shares of common stock to 100,000,000 and the number of shares authorized under the 2000 Equity Incentive Plan to 11,000,000.

Business Description—The Company provides payment-processing services related to bank card transactions for merchants throughout the United States. In addition, the Company provides certain other merchant services, including the sale and rental of terminal equipment, check processing and the sale of terminal supplies. HPC provides payroll and related tax filing services throughout the United States. Debitek provides prepaid card and stored-value card solutions throughout the United States. The Company and Debitek also provide campus payment solutions throughout the United States.

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

Concentrations—Until the Company completed its conversion to Passport, its internally developed back-end bank card processing system, in May 2006, the majority of the Company’s merchant processing activity had been processed by a single vendor. That vendor still remains the Company’s largest provider of third-party processing services. The Company believes that the vendor maintains appropriate backup systems and alternative arrangements to avoid a significant disruption of processing in the case of an unforeseen event.

Substantially all of the Company’s revenue is derived from processing Visa and MasterCard bank card transactions. Because the Company is not a “member bank” as defined by Visa and MasterCard, in order to process these bank card transactions the Company has entered into sponsorship agreements with two banks. The agreements with the bank sponsors requires, among other things, that the Company abide by the by-laws and regulations of the Visa and MasterCard networks and maintain a certificate of deposit with the bank sponsors. If the Company breaches the sponsorship agreements, the bank sponsors may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative bank sponsor. The Company is dependent on its bank sponsors, Visa and MasterCard for notification of any compliance breaches. As of December 31, 2007, the Company has not been notified of any such issues by its bank sponsors, Visa or MasterCard. Of the Company’s total bank card processing volume for the month of December 2007, 99.7% was processed under its sponsorship agreement with KeyBank N.A. and 0.3% was processed under its sponsorship agreement with Heartland Bank (an unrelated third party).

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company processes for merchants throughout the United States. California represented 12.9% of the Company’s total bank card processing volume in December 2007. The next largest state represented 6.7%.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Receivables—Receivables are stated net of allowance for doubtful accounts. The Company estimates its allowance based on experience with its merchants, customers, and sales force and its judgment as to the likelihood of their ultimate payment. The Company also considers collection experience and makes estimates regarding collectability based on trends in aging. Historically, the Company has not experienced significant charge offs for its merchant receivables.

The Company’s primary receivables are from its bank card processing merchants. These receivables result from the Company’s practice of advancing interchange fees to most of its merchants during the month and collecting those fees from merchants at the beginning of the following month. The Company uses its available cash to fund a portion of the advances of interchange fees to its merchants; when available cash has been expended, the Company directs its sponsor bank to make the advances, thus generating a payable to the sponsor bank. At December 31, 2007 and 2006, the Company used $37.9 million and $44.6 million, respectively, of its available cash to fund merchant advances. The amount due to our sponsor banks for funding advances was $49.8 million at December 31, 2007 and $27.3 million at December 31, 2006. The payable to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment and check processing terminals.

Receivables also include amounts resulting from the sale, installation, training and repair of cashless payment system hardware and software for prepaid card and stored-value card payment systems and campus payment solutions. These receivables are mostly invoiced on terms of 30 days net from date of invoicing and are typically funded from working capital.

Receivables also include amounts advanced to employees, primarily the Company’s sales force, to cover certain expenses. These receivables are recovered from sales and residual commissions earned by the sales force.

Investments and Funds Held for Payroll Customers—Investments, including Funds Held for Payroll Customers, consist primarily of fixed income bond funds, corporate and U.S. Government debt securities, certificates of deposit and cost basis investments. The Company classifies the majority of its investments, including Funds Held for Payroll Customers, as available-for-sale and records them at the fair value of the investments based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. Cost basis investments are recorded at cost and periodically evaluated for impairment. In the event of a sale, cost is determined on a specific identification basis.

Inventories—Inventories consist of point-of-sale terminal equipment held for sale to merchants, check processing terminal equipment for sale to merchants, prepaid card and cashless payment systems hardware for sale to end users, resellers and distributors, and campus payments solutions equipment for sale to end users. Inventories are valued at the lower of cost or market price. Cost is arrived at using the first-in, first-out method. Market price is estimated based on current sales of equipment.

Capitalized Customer Acquisition Costs, net—Capitalized customer acquisition costs consist of (1) up-front signing bonus payments made to Relationship Managers and sales managers (the Company’s

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of December 31, 2007 or 2006.

Property and Equipment—Property and equipment are carried at cost, net of accumulated depreciation. Depreciation for the Company’s owned Service Center building is computed straight-line over 39 years. Depreciation is computed straight-line over periods ranging from three to ten years for furniture and equipment. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease. The Company capitalizes the cost of computer software developed for internal use and amortizes such costs over an estimated useful life of three to five years.

Long-Lived Assets—The Company evaluates the potential for impairment when changes in circumstances indicate that undiscounted cash flows estimated to be generated by the related assets are less than the carrying amount. Management believes that no such changes in circumstances or impairment have occurred as of December 31, 2007 or 2006.

Goodwill—The Company has recorded goodwill in connection with its 2006 acquisition of Debitek, Inc. and its 2007 acquisitions of E-Secure Peripherals, Inc. and General Meters Corp. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment on an annual basis and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of the reporting unit. The Company performs its annual goodwill impairment testing in the fourth quarter. Based on the Company’s evaluation, no impairment has occurred as of December 31, 2007 or 2006. At December 31, 2007 and 2006, goodwill of $5,489,000 and $1,676,000 was recorded on the Company’s Consolidated Balance Sheet.

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

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The accrued buyout liability is based on the merchants under contract at the balance sheet date, the gross margin generated by those merchants over the prior 12 months, the owned commission rate, and the contractual buyout multiple. The liability related to a new merchant is therefore zero when the merchant is installed, and increases over the twelve months following the installation date. The same procedure is applied to unvested commissions over the expected vesting period, but is further adjusted to reflect the Company’s experience that 31% of unvested Relationship Managers and sales managers become vested.

The classification of the accrued buyout liability between current and non-current liabilities on the consolidated balance sheets is based upon the Company’s estimate of the amount of the accrued buyout liability that it reasonably expects to pay over the next twelve months. This estimate is developed by calculating the annual average percentage that total historical buyout payments represent of the accrued buyout liability over the prior three years. That percentage is applied to the period-end accrued buyout liability to determine the current portion.

Revenues—Revenues are mainly comprised of gross processing revenue, payroll processing revenue and equipment-related income. Gross processing revenue primarily consists of discount fees and per-transaction and periodic (primarily monthly) fees from the processing of Visa and MasterCard bank card transactions for merchants. The Company passes through to its customers any changes in interchange or network fees. Gross processing revenue also includes American Express and Discover fees, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, check processing fees and other miscellaneous revenue. Payroll processing revenue includes periodic and annual fees charged by HPC for payroll processing services, and interest earned from investing tax impound funds held for our customers. Revenue is recorded as bank card transactions are processed or payroll services are performed.

Equipment-related income includes revenues from the sale, rental and deployment of bank card and check processing terminals, from the sale of hardware, software and associated services for prepaid card and stored-value card payment systems, and from the sale of hardware, software and associated services for campus payment solutions. Revenues are recorded at the time of shipment, or the provision of service.

Other Income (Expense)—Other income (expense) consists of interest income on cash and investments, the interest cost on our borrowings, the gains or losses on the disposal of property and equipment and other non-operating income or expense items.

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2007, other income (expense) includes a pre-tax charge of $1.3 million reflecting the estimated liability for costs (primarily accrued lease costs and property and equipment write offs) associated with exiting our former Service Center, a pre-tax charge of $1.7 million equal to our full investment in a cost-basis investment in Parcxmart Technologies, Inc., and a charge of $0.8 million reflecting our liability in a legal proceeding under an indemnification we provided to an insurer.

In 2006, other income (expense) includes a $0.8 million gain from the proceeds received from a legal settlement and a $1.5 million charge for the write off of purchased software. In 2005, other income (expense) includes a $5.1 million gain on the settlement of a financing arrangement and $2.9 million in charges for adjustments to the fair value of previously outstanding warrants with mandatory redemption provisions.

Income Taxes—The Company accounts for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the accounting and tax basis of assets and liabilities using enacted tax rates. The impact on deferred assets and liabilities of a change in tax rates is recognized in income in the period that the rate change is enacted.

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

Additionally, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows (“SFAS No. 95”), to require the excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid, which is included within operating cash flows. Accordingly, cash provided by operating activities decreased and cash provided by financing activities increased by $7.6 million in 2007 and $28.6 million in 2006 related to excess tax benefits from share-based awards. The excess tax benefits result from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options.

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to the adoption of SFAS No. 123R, the Company accounted for its stock options using the intrinsic value method in which no compensation expense has been recognized for its share-based compensation plans because the options were granted at an exercise price greater than or equal to the estimated fair value at the grant date. The following table presents the effects on net income and basic and diluted net income per common share had the Company adopted the fair value method of accounting for share-based compensation under SFAS No. 123 for the year ended December 31, 2005 (in thousands, except per share data):

Net income	$19,093
Deduct: Total share-based employee compensation expense determined under fair value-based method, net of related tax expense	4,747

Pro forma net income	14,346
Less: Income allocated to Series A Senior Convertible Participating Preferred Stock	3,430

Pro forma net income attributable to common stock	$10,916

Earnings per share:
As reported:
Basic	$0.62
Diluted	$0.50
Pro forma:
Basic	$0.47
Diluted	$0.38

Basic earnings per share for the year ended December 31, 2005 was computed and presented under the two-class method and was based on the weighted average number of common shares outstanding and assumes an allocation of net income to the Series A Senior Convertible Participating Preferred Stock (the “Convertible Preferred”) for the period or portion of the period that the Convertible Preferred was outstanding. The Convertible Preferred automatically converted into 13,333,334 shares of the Company’s common stock upon the August 16, 2005 closing of the Company’s initial public offering.

Diluted earnings per share for the year ended December 31, 2005 was computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options, warrants and conversion of Series A Senior Convertible Participating Preferred Stock, where dilutive. Weighted average shares outstanding and dilutive securities for the year ended December 31, 2005 has been adjusted to reflect a two-for-one stock split on July 26, 2005.

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements—The FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”), in June 2006. FIN No. 48 clarifies the accounting for the recognition and measurement of tax benefits associated with uncertain tax positions and defines criterion that an individual tax position must meet for any part of that position to be recognized or continue to be recognized in the financial statements. FIN No. 48 also adds disclosure requirements for the amounts of unrecognized tax benefits associated with uncertain tax positions. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adpoted FIN No. 48 on January 1, 2007 and recorded a cumulative effect adjustment of $0.5 million to Retained Earnings to establish reserves for uncertain tax positions.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) applies the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses and establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired and liabilities assumed, including assets and liabilities arising from contingencies, any noncontrolling interest in the acquiree and goodwill acquired or gain realized from a bargain purchase. SFAS No. 141(R) is effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning after December 15, 2008. SFAS No. 141 (R) will impact the Company’s Consolidated Financial Statements prospectively in the event of any business combinations entered into after the effective date in which the Company is the acquirer.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires a noncontrolling interest in a subsidiary to be reported as equity, separate from the parent’s equity, in the consolidated statement of financial position and the amount of net income or loss and comprehensive income or loss attributable to the parent and noncontrolling interest to be presented separately on the face of the consolidated financial statements. Changes in a parent’s ownership interest in its subsidiary in which a controlling financial interest is retained are accounted for as equity transactions. If a controlling financial interest in the subsidiary is not retained, the subsidiary is deconsolidated and any retained noncontrolling equity interest is initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively, except that presentation and disclosure requirements are to be applied retrospectively for all periods presented. The Company is currently evaluating the impact of adopting SFAS No. 160 on its Consolidated Financial Statements.

In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods (“SAB 110”). SAB 110 amends SAB 107 to allow the continued use, under certain circumstances, of the simplified method in developing the expected term for stock options. SAB 110 is effective January 1, 2008. The adoption of SAB 110 will impact the Company’s Consolidated Financial Statements prospectively in the event circumstances provide for application of the simplified method to future stock option grants made by the Company.

3.	Acquisitions

On October 19, 2007, the Company acquired the assets of General Meters Corp (“General Meters”) for a net cash payment of $6.0 million. The General Meters acquisition provides the Company with a ready base of colleges and universities for its campus payment solutions. This acquisition is not expected to have a material impact on earnings in the near term. Pro forma results of operations have not been presented because the effect of the acquisition was not material. The transaction was accounted for under the purchase method of accounting. Beginning October 19, 2007, General Meters’ results of operations were included in the Company’s results of operations. The total purchase price was allocated as follows: $3.5 million to goodwill, $472,000 to intangible assets and $2.0 million to net tangible assets. The entire amount of goodwill is expected to be deductible for income tax reporting.

On June 1, 2007, the Company acquired the assets of E-Secure Peripherals, Inc. (“E-Secure”) for a gross cash payment of $0.3 million. This acquisition is not expected to have a material impact on earnings in the near term. Pro forma results of operations have not been presented because the effect of the acquisition was not material. The transaction was accounted for under the purchase method of accounting. Beginning June 1, 2007, E-Secure’s results of operations were included in the Company’s results of operations. The total purchase price was allocated as follows: $278,000 to goodwill and $22,000 to net tangible assets. The entire amount of goodwill is expected to be deductible for income tax reporting.

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

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Receivables

A summary of receivables by major class is as follows at December 31, 2007 and 2006:

	December 31,
	2007	2006
	(In thousands)
Accounts receivable from merchants	$114,585	$103,921
Accounts receivable from others	8,193	3,384

	122,778	107,305
Less allowance for doubtful accounts	(165)	(151)

	$122,613	$107,154

Included in accounts receivable from others are $1,642,000 and $1,836,000 which are due from employees at December 31, 2007 and 2006, respectively.

A summary of the activity in the allowance for doubtful accounts for three years ended December 31, 2007, 2006 and 2005 was as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Beginning balance	$151	$68	$167
Balance of acquired entity allowance	—	76	—
Additions to allowance	1,249	628	173
Charges against allowance	(1,235)	(621)	(272)

Ending balance	$165	$151	$68

5.	Funds Held for Payroll Customers and Investments

A summary of Funds Held for Payroll Customers and Investments, including the cost, gross unrealized gains (losses) and estimated fair value for investments held to maturity, investments available-for-sale, and cost basis investments by major security type and class of security were as follows at December 31, 2007 and 2006:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(In thousands)
December 31, 2007
Funds Held for Payroll Customers:
Fixed income bond fund	$1,174	$—	$(69)	$1,105
Debt securities of the U.S. Government	249	—	—	249
Corporate debt securities	506	—	(30)	476

Total investments available-for-sale	1,929	—	(99)	1,830
Cash held for payroll customers	22,371	—	—	22,371

Total Funds Held for Payroll Customers	$24,300	$—	$(99)	$24,201

Investments:
Investments held to maturity – Certificates of deposit	$1,119	$—	$—	$1,119

Total investments	$1,119	$—	$—	$1,119

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(In thousands)
December 31, 2006
Funds Held for Payroll Customers:
Fixed income bond fund	$1,121	$—	$(25)	$1,096
Debt securities of the U.S. Government	249	—	(3)	246
Corporate debt securities	628	—	(5)	623

Total investments available-for-sale	1,998	—	(33)	1,965
Cash held for payroll customers	14,995	—	—	14,995

Total Funds Held for Payroll Customers	$16,993	$—	$(33)	$16,960

Investments:
Investments held to maturity – Certificates of deposit	$582	$—	$—	$582
Cost basis investments	500	—	—	500

Total investments	$1,082	$—	$—	$1,082

The cost basis investment at December 31, 2006 was an investment in a small private company for which it was impractical to determine fair value at December 31, 2006. In January 2006, the Company made the initial $0.5 million investment in that investee’s convertible preferred stock and in June 2007, the Company made an additional investment of $1.2 million in its convertible preferred stock. In December 2007, due to significant concerns about the investee’s ability to continue as a going concern, including negative cash flows from its operations, working capital deficiencies and its inability to raise additional capital to supplement its cash position, the Company recognized an impairment loss equal to the full $1.7 million investment.

As of December 31, 2007, no unrealized losses in available-for-sale investments are considered other-than-temporarily impaired because the Company has the ability and intent to hold these investments for a period of time sufficient for a forecasted recovery in value, which may be upon maturity. The investees continue to have investment grade ratings and solid financial conditions and prospects. These available-for-sale investments have been in an unrealized loss position for twelve months or longer.

The maturity schedule of all available-for-sale and held to maturity investments along with amortized cost and estimated fair value as of December 31, 2007 is as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$2,541	$2,473
Due after one year through five years	507	476

	$3,048	$2,949

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Capitalized Customer Acquisition Costs, Net

A summary of the capitalized customer acquisition costs, net is as follows as of December 31, 2007 and 2006:

	December 31,
	2007	2006
	(In thousands)
Capitalized signing bonuses	$100,206	$76,037
Less accumulated amortization	(44,443)	(33,524)

	55,763	42,513

Capitalized customer deferred acquisition costs	35,379	32,909
Less accumulated amortization	(20,644)	(18,717)

	14,735	14,192

	$70,498	$56,705

A summary of the activity in capitalized customer acquisition costs, net for the three years ended December 31, 2007, 2006 and 2005 was as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Balance at beginning of period	$56,705	$42,930	$34,247
Plus additions to:
Capitalized signing bonuses, net	44,700	33,743	21,788
Capitalized customer deferred acquisition costs	14,284	15,855	11,531

	58,984	49,598	33,319

Less amortization expense on:
Capitalized signing bonuses, net	(31,449)	(22,892)	(14,673)
Capitalized customer deferred acquisition costs	(13,742)	(12,931)	(9,963)

	(45,191)	(35,823)	(24,636)

Balance at end of period	$70,498	$56,705	$42,930

Net signing bonus adjustments from estimated amounts to actual were $1.1 million, $1.1 million and $(2.6) million, respectively, for the three years ended December 31, 2007, 2006 and 2005. Net signing bonus adjustments are netted against additions in the table above. Negative signing bonus adjustments result from the prior overpayment of signing bonuses and are recovered from the relevant salesperson.

Fully amortized signing bonuses of $22.8 million, $12.1 million and $7.8 million respectively, were written off during the three years ended December 31, 2007, 2006 and 2005. In addition, fully amortized customer deferred acquisition costs of $11.8 million were written off during the year ended December 31, 2007 and $9.1 million were written off during the year ended December 31, 2006.

The Company believes that no impairment has occurred in its capitalized customer acquisition costs as of December 31, 2007 and 2006.

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Property and Equipment, Net

A summary of property and equipment, net as of December 31, 2007 and 2006 is as follows:

	December 31,
	2007	2006
	(In thousands)
Computer hardware and software	$36,888	$24,870
Building	20,580	4,243
Leasehold improvements	2,670	3,595
Furniture, fixtures and equipment	4,536	2,322
Land	4,795	1,677

	69,469	36,707
Less accumulated depreciation	(19,221)	(13,572)

	$50,248	$23,135

Depreciation expense for the three years ended December 31, 2007, 2006 and 2005 was $8.6 million, $7.6 million and $5.7 million, respectively. In the year ended December 31, 2006, the Company recorded in Other Income (Expense) a $1.5 million write off of purchased software.

Included in property and equipment at December 31, 2007 and 2006 was $5.4 million and $6.0 million, respectively, representing the cost of assets not yet placed in service, including $1.4 million and $4.2 million, respectively, at December 31, 2007 and 2006 for the cost of the Company’s new service center. During the year ended December 31, 2007, $28.4 million of capitalized costs were placed in service for the new service center. During the years ended December 31, 2007, 2006 and 2005, the amount of other capitalized projects placed in service were $2.3 million, $2.5 million and $2.6 million, respectively.

8.	Revolving Credit Facility, Borrowings and Financing Arrangements

The Company had no borrowings outstanding at December 31, 2007, but did have a revolving credit facility available. At December 31, 2006 and 2005, there were borrowings outstanding under the one financing arrangement described below.

Revolving Credit Facility. On September 5, 2007, the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders who may become a party to the Credit Agreement from time to time. The lenders are currently JPMorgan Chase Bank, N.A., KeyBank National Association and SunTrust Bank.

The Credit Agreement provides for a five year revolving credit facility in the aggregate amount of up to $50.0 million (the “Revolving Credit Facility”), of which up to $5.0 million may be used for the issuance of letters of credit and up to $5.0 million is available for swing line loans. Upon the prior approval of the administrative agent, the Company may increase the total commitments by $25.0 million for a total commitment under the Revolving Credit Facility of $75.0 million. The Revolving Credit Facility is available on a revolving basis commencing on September 5, 2007 and ending on September 4, 2012. As of December 31, 2007, the Company has not borrowed under this Revolving Credit Facility.

The Credit Agreement contains covenants, which include maintenance of certain leverage and fixed charge coverage ratios, limitations on indebtedness, liens on Company properties and assets, investments in, and loans to, other business units, the ability to enter into business combinations and asset sales, and certain other financial and non-financial covenants.

Under the terms of the Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or six month adjusted LIBOR rates or equal to the greatest of prime, the secondary

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market rate for three month certificates of deposits plus 1.0% and the federal funds rate plus 0.50%, in each case plus a margin determined by the Company’s leverage ratio.

The Company can use this Revolving Credit Facility to finance its new service center, acquisitions, other working capital needs and for general corporate purposes.

Financing Arrangements. At December 31, 2006, there was one remaining financing arrangement with an outstanding balance of $174,000 included in Borrowings and Financing Arrangements. This financing arrangement was fully paid off in 2007.

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

The first instrument was a Revolver Advance Facility (“Revolver”), which was used solely to fund the buyout of residual commissions from Relationship Managers and sales managers. Borrowings on the Revolver could not exceed $3,500,000. The Revolver accrued interest at the prime rate. The entire outstanding principal balance of $2.1 million plus all accrued interest and fees were paid on August 17, 2005 and the Revolver expired in accordance with its terms.

The second instrument was a $3,000,000 Purpose and Ability Line of Credit Facility (“Line of Credit”). The Line of Credit accrued interest at the prime rate. The entire principal balance of $0.8 million plus all accrued interest and fees were paid on August 17, 2005 and the Line of Credit expired in accordance with its terms.

9.	Merchant Deposits and Loss Reserves

The Company’s merchants have the liability for any charges properly reversed by the cardholder through a mechanism known as a chargeback. If the merchant is unable to pay this amount, the Company will be liable to the Visa and MasterCard networks for the reversed charges. Under FIN 45, the Company determined that the fair value of its obligation to stand ready to perform is minimal. The Company requires personal guarantees, merchant deposits and letters of credit from certain merchants to minimize its obligation. At December 31, 2007 and 2006, the Company held merchant deposits totaling $14.1 million and $7.7 million, respectively, and letters of credit totaling $300,000 and $380,000, respectively.

The Visa and MasterCard networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company’s transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company’s exposure to chargebacks is the last four months’ bank card processing volume on its portfolio, which was $17.9 billion and $15.1 billion for the four months ended December 31, 2007 and 2006, respectively. However, for the four months ended December 31, 2007 and 2006, the Company was presented with $10.5 million and $8.4 million, respectively, in chargebacks by issuing banks. In the years ended December 31, 2007 and 2006, the Company incurred merchant credit losses of $2.8 million and $1.9 million, respectively, on total dollar volume processed of $51.9 billion and $43.3 billion, respectively. These credit losses are included in processing and servicing costs in the Company’s consolidated statements of income.

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company’s clients. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its consolidated balance sheets, amounting to $663,000 at December 31, 2007 and $475,000 at December 31, 2006. This reserve is determined by performing an analysis of the Company’s historical loss experience applied to current bank card processing volume and exposures.

A summary of the activity in the loss reserve for three years ended December 31, 2007, 2006 and 2005 was as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Beginning balance	$475	$485	$468
Additions to reserve	3,035	1,970	1,235
Charges against reserve (a)	(2,847)	(1,980)	(1,218)

Ending balance (b)	$663	$475	$485

(a)	Included in this amount are payroll segment losses for the years ended December 31, 2007, 2006 and 2005 of $49,000, $39,000 and $12,000, respectively.

(b)	Included in the ending balance are payroll segment reserves of $1,000, $7,000 and $17,000 as of December 31, 2007, 2006 and 2005, respectively.

10.	Accrued Buyout Liability

A summary of the accrued buyout liability is as follows as of December 31, 2007 and 2006:

	December 31,
	2007	2006
	(In thousands)
Vested Relationship Managers and sales managers	$36,792	$32,001
Unvested Relationship Managers and sales managers	981	1,292

	37,773	33,293
Less current portion	(11,521)	(11,519)

Long-term portion of accrued buyout liability	$26,252	$21,774

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.2 million at December 31, 2007 and 2006.

A summary of the activity in the accrued buyout liability for the three years ended December 31, 2007, 2006 and 2005 is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Beginning balance	$33,293	$28,474	$27,035
Increase in settlement obligation, net	13,286	15,539	14,920
Buyouts	(8,806)	(10,720)	(13,481)

Ending balance	$37,773	$33,293	$28,474

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under these authorizations, the Company had repurchased 1,061,200 shares of its common stock during 2006 at a cost of $25.0 million, or $23.59 per share, and an additional 731,500 shares during 2007 at a cost of $18.9 million, or $25.78 per share.

As of December 31, 2007 we have authorization to purchase 1,307,300 additional shares of our common stock.

Dividends on Common Stock. During 2007 and 2006, the Company’s Board of Directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Twelve Months Ended December 31, 2006:
August 1, 2006	August 25, 2006	September 15, 2006	$0.025
November 2, 2006	November 24, 2006	December 15, 2006	$0.025
Twelve Months Ended December 31, 2007:
February 12, 2007	February 23, 2007	March 15, 2007	$0.05
May 3, 2007	May 25, 2007	June 15, 2007	$0.05
July 30, 2007	August 24, 2007	September 15, 2007	$0.075
October 31, 2007	November 23, 2007	December 15, 2007	$0.075

On February 13, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock, payable on March 15, 2008 to stockholders of record as of February 28, 2008.

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Approximately 99% of the shares sold in the offering were offered by Greenhill Capital Partners, L.P. and its affiliates (2,550,120 total shares), LLR Equity Partners, L.P. and its affiliates (2,216,486 total shares), and members of the company’s management (1,557,820 total shares). The remaining 1%, 24,341 shares, were sold by the Company. The Company received only the proceeds from the shares it sold in the secondary offering. Gross proceeds of $615,000 received by the Company were used to cover the $590,000 of expenses from the offering. After the September 21, 2007 closing of the offering, the officers and directors of the Company owned approximately 37% of the outstanding shares. As of December 31, 2007, the officers and directors of the Company owned approximately 32% of the outstanding shares.

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

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company adjusted the carrying value of the warrants by $0.5 million during the year ended December 31, 2004 and by $2.9 million during the year ended December 31, 2005 to reflect the estimated fair value of $9.28 and $26.51 per share, respectively. Upon the exercise of the warrants in the year ended December 31, 2005, their full carrying value of $4.5 million was transferred to stockholders’ equity.

12.	Income Taxes

The provision for income taxes for the three years ended December 31, 2007, 2006 and 2005 consists of the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Current
Federal	$18,471	$16,724	$10,552
State	1,746	(222)	2,352
Deferred
Federal	972	(926)	1,470
State	101	501	341

Total provision for income taxes	$21,290	$16,077	$14,715

The differences in federal income taxes provided and the amounts determined by applying the federal statutory tax rate of 35% to income before income taxes for the three years ended December 31, 2007, 2006 and 2005 are:

	Year Ended December 31,
	2007		2006		2005
	%	Amount	%	Amount	%	Amount
		(In thousands)		(In thousands)		(In thousands)
U.S. federal income tax at statutory rate	35.00%	$20,006	35.00%	$15,617	35.00%	$11,833
U.S. state and local income taxes, net	2.07%	1,185	1.57%	700	5.36%	1,812
Warrants	—	—	—	—	3.01%	1,019
Change in tax rate	0.03%	15	(1.16)%	(518)	—	—
Nondeductible expenses	0.15%	84	0.62%	278	0.15%	51

Provision for income taxes	37.25%	$21,290	36.03%	$16,077	43.52%	$14,715

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

The Company adopted FIN No. 48 on January 1, 2007 and as a result, recognized a $0.8 million reserve for unrecognized tax benefits related to its uncertain tax positions as a liability on its consolidated balance sheet, increased deferred tax assets by $0.3 million and recorded a cumulative effect adjustment to Retained Earnings of $0.5 million. The Company had approximately $1.2 million of total gross unrecognized tax benefits as of December 31, 2007, approximately $0.8 million of which would impact the effective tax rate. The Company expects the amount of unrecognized tax benefits to decrease approximately $0.2 million within 12 months of the reporting date due to the completion of state tax audits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)
Balance at January 1, 2007	$767
Additions based on tax positions related to the current year	463
Additions based on tax positions related to the prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$1,230

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes accrued interest payable related to uncertain tax positions in interest expense and recognizes penalties in general and administrative expense. During the year ended December 31, 2007, the Company recognized $48,000 of interest expense on its uncertain tax positions. The Company does not expect to be assessed any penalties on its uncertain tax positions.

The Internal Revenue Service has commenced an examination of the Company’s U.S. income tax returns for 2004 through 2006. The tax years ended December 31, 2003 through December 31, 2006 remain subject to examination by the Company’s state taxing jurisdictions. The Company files tax returns in all states where required which includes most if not all states that have an income tax.

During 2007 and 2006, the Company recorded current tax assets reflecting excess tax benefits of $7.6 million and $28.6 million, respectively, resulting from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options. The Company realized $10.8 million of those current tax assets as reductions of estimated income tax payments during 2006, and $11.4 million as reductions of estimated tax payments during 2007; in addition, $11.8 million was realized in 2007 by recapturing income taxes paid in 2005. The remaining current tax asset on the Company’s Consolidated Balance Sheet as of December 31, 2007 is expected to be recovered as reductions of future period estimated tax payments. The Company classified the $7.6 million and $28.6 million of excess tax benefits for 2007 and 2006, respectively, as cash inflows from financing activities and cash outflows from operating activities in its Consolidated Statement of Cash Flows in accordance with SFAS No. 123R and SFAS No. 95, as amended.

The net deferred tax asset was comprised of the following at December 31, 2007 and 2006:

	December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Merchant contract costs	$25,562	$22,072
Borrowings and financing arrangement	—	65
Loss reserve and accounts receivable allowance	313	234
SFAS No. 123R share-based compensation	921	310
Property and equipment	726	167
FIN No. 48 deferred tax reserve-state tax	448	—
Loss on purchased software	564	561
Other	332	7

Deferred tax assets	28,866	23,416

Deferred tax liabilities:
Capitalized signing bonus	21,063	15,887
Software development	2,986	2,089
Property and equipment	—	—
Other	249	121

Deferred tax liabilities	24,298	18,097

Net deferred tax assets	4,568	5,319
Less current portion	(690)	(757)

Net deferred tax assets – non current portion	$3,878	$4,562

13.	Stock Incentive Plan

As described below, the Company maintained two share-based plans for its employees. The Company adopted SFAS No. 123R on January 1, 2006 and began recognizing compensation expense in its

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income statement for its share-based plans. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock options using the intrinsic value method under APB No. 25 in which no compensation expense has been recognized for its share-based compensation plans. Amounts the Company recognized in its consolidated financial statements for the years ended December 31, 2007, 2006 and 2005 with respect to these share-based plans were as follows:

	Year Ended December 31,
	2007	2006	2005
		(In thousands)
Compensation expense recognized on share-based plans before income tax benefit	$1,747	$1,323	$—
Related income tax benefit recognized in the income statement	651	320	—
Cash received from stock option exercises	9,955	27,658	8,953
Excess tax benefit recorded for tax deductions resulting from the exercise of stock options	7,623	28,603	—
Tax benefit realized as reductions of estimated tax payments during the period	23,232	10,775	—

The Company estimates the grant date fair value of the stock options it issues using a Black-Scholes valuation model. The Company determines an expected volatility assumption by referencing the average volatility experienced by six of its public company peers. The Company used an average of a peer group because it does not have sufficient historical volatility data related to market trading of its own common stock. The Company estimates the expected life of a stock option based on the simplified method for “plain-vanilla” stock options as provided by the staff of the SEC in Staff Accounting Bulletins 107 and 110. The simplified method is used because, at this point, the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns. The Company’s dividend yield assumption is based on actual dividends expected to be paid over the expected life of the stock option. The risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option. The weighted-average fair value of options granted during the years ended December 31, 2007, 2006 and 2005 were $7.64, $9.25 and $5.48, respectively. The fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was estimated at the grant date using the following weighted average assumptions:

	Year Ended December 31,
	2007	2006	2005
Expected volatility	31%	41%	50%
Expected life	2.5 to 3.75 years	2.5 to 3.75 years	3 years
Expected dividends	0.90%	0.40%	0.00%
Risk-free interest rate	4.29%	4.79%	3.73%

At December 31, 2007, there was a total of $2.1 million of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted average period of 2.0 years.

Amended and Restated 2000 Equity Incentive Plan. The maximum number of share awards which may be granted during the term of the Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan (the “2000 Equity Incentive Plan”) is 11,000,000, of which 314,983, 212,178 and 1,324,437 stock options were granted during 2007, 2006 and 2005, respectively. The majority of the stock options granted in 2005 vested immediately; however, at December 31, 2007, 2006 and 2005, 443,906, 540,703 and 772,225 options, respectively, were unvested and will vest over a period of one to four years. At December 31, 2007, there were 3,092,161 options outstanding under the 2000 Equity Incentive Plan, and 1,191,600 shares of the 11,000,000 authorized shares of common stock reserved for issuance under the 2000 Equity Incentive Plan remain available for grant.

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The options were granted with terms of 5 to 10 years and an exercise price equal to or in excess of the estimated fair value at the date of the grant. Since the Company’s common stock began publicly trading on August 11, 2005, option issuances have been at exercise prices equal to the closing market price.

The total intrinsic value of stock options exercised under the 2000 Equity Incentive Plan during 2007 and 2006 was $25.5 million and $73.0 million, respectively.

2002 PEPShares Plan. In April 2002, the Company approved its 2002 PEPShares Plan, as amended (the “PEPShares Plan”). The options were exercisable at a price per share equal to the estimated fair value at the date of the grant. The Administrator of the PEPShares Plan determined that no elections to defer compensation earned after December 31, 2004 would be permitted and no amounts were deferred and contributed to the PEPShares Plan from compensation earned after December 31, 2004. Therefore there were no grants in 2007, 2006 or 2005. The options were scheduled to become exercisable in a series of five equal annual installments of 20%, contingent on continued service with the Company; however, vesting of these options was automatically accelerated upon the completion of the Company’s initial public offering in 2005 and 1,308,832 options were exercised by their holders in 2005. At December 31, 2007 there are 20,753 options outstanding under the Company’s 2002 PEPShares Plan.

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Plan Activity. During 2007 and 2006, employees exercised 1,291,251 and 4,264,526 options, respectively, to acquire the Company’s common stock, generating $10.0 million and $27.7 million of stockholders’ equity from the exercises and $7.6 million and $28.6 million of stockholders’ equity related to tax deductions, which accrued to the Company as employees exercised non-qualified stock options and made disqualifying dispositions of shares acquired through the exercise of incentive stock options. Activity in the 2000 Equity Incentive Plan and PEPShares Plan during 2005, 2006 and 2007 was as follows:

	2000 Equity Incentive Plan		2002 PEPShares Plan
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Options Outstanding at January 1, 2005	7,132,094	$6.11	1,538,130	$5.57
Issued	1,324,437	$14.61	—	$—
Exercised	(199,771)	$5.54	(1,308,832)	$5.87
Forfeited/cancelled	(137,831)	$6.75	(65,402)	$9.52

Outstanding at December 31, 2005	8,118,929	$7.60	163,896	$5.59

Options exercisable at December 31, 2005	7,346,704	$7.40	163,896	$5.59

Issued	212,178	$26.32	—	$—
Exercised	(4,148,339)	$6.55	(116,187)	$5.40
Forfeited/cancelled	(32,829)	$14.43	(7,614)	$5.00

Outstanding at December 31, 2006	4,149,939	$9.54	40,095	$6.25

Options exercisable at December 31, 2006	3,609,236	$8.66	40,095	$6.25

Issued	314,983	$28.05	—	$—
Exercised	(1,287,905)	$7.76	(3,346)	$6.25
Forfeited/cancelled	(84,856)	$17.01	(15,996)	$6.25

Outstanding at December 31, 2007	3,092,161	$11.97	20,753	$6.25

Options exercisable at December 31, 2007	2,651,455	$9.69	20,753	$6.25

Stock options issued under the 2000 Equity Incentive Plan and the PEPShares Plan, which were outstanding at December 31, 2007, totaled 3,112,914 and had a weighted-average remaining contractual life of 4.6 years, a weighted average exercise price of $11.93, and total intrinsic value of $46.3 million. Stock options issued under the 2000 Equity Incentive Plan and the PEPShares Plan, which were exercisable at December 31, 2007, totaled 2,669,008 and had a weighted-average remaining contractual life of 4.7 years, a weighted average exercise price of $8.64, and total intrinsic value of $48.4 million. We have historically issued new shares to satisfy the exercise of options. Options outstanding and exercisable at December 31, 2007 are summarized by exercise price below:

	Outstanding Options			Exercisable Options
Exercise price per share	2000 Equity Incentive Plan	2002 PEPShares Plan	Total	2000 Equity Incentive Plan	2002 PEPShares Plan	Total
$3.00 to $5.00	792,198	—	792,198	792,198	—	792,198
$6.25 to $7.50	553,963	20,753	574,716	553,963	20,753	574,716
$9.28 to $11.00	957,965	—	957,965	916,798	—	916,798
$21.55 to $26.50	442,638	—	442,638	185,799	—	185,799
$26.66 to $31.66	345,397	—	345,397	202,697	—	202,697

	3,092,161	20,753	3,112,914	2,651,455	20,753	2,672,208

The table below summarizes options outstanding under the 2000 Equity Incentive Plan at December 31, 2007 by their weighted average remaining contractual term:

Exercise price per share	Options Outstanding	Average Remaining Contractual Term
$3.00 to $5.00	792,198	4.3 years
$6.25 to $7.50	553,963	6.0 years
$9.28 to $11.00	957,965	4.9 years
$21.55 to $26.50	442,638	3.5 years
$26.66 to $31.66	345,397	3.8 years

	3,092,161	4.6 years

14.	Fair Value of Financial Instruments

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

The Company offers a defined contribution plan to all employees. Company contributions are generally based upon fixed amounts of eligible compensation and the Company contributed approximately $521,000, $425,000 and $336,000 to the Plan for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Future minimum lease commitments under non-cancelable leases as of December 31, 2007 are as follows:

Twelve Months Ended December 31,	(In thousands)
2008	$1,883
2009	1,444
2010	1,365
2011	1,321
2012	1,173
Thereafter	1,774

$8,960

Rent expense for leased property was $2.2 million, $2.1 million and $1.4 million, respectively, for the years ended December 31, 2007, 2006 and 2005.

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments—Certain officers of the Company have entered into an employee confidential information and non-competition agreement under which they are entitled to severance pay equal to their base salary and medical benefits for 12 months and a pro-rated bonus in the event they are terminated by the Company other than for cause. There were no payouts under these agreements in 2007.

The following table reflects the Company’s other significant contractual obligations, including leases from above, as of December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$14,558	$6,583	$7,311	$664	$—
Telecommunications providers	6,861	2,947	3,402	512	—
Office and equipment leases	8,960	1,883	2,809	2,494	1,774
Construction and equipment (b)	10,779	10,654	125	—	—

	$41,158	$22,067	$13,647	$3,670	$1,774

(a)	The Company has agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. These third-party processors include TSYS Acquiring Solutions, KeyBank, N.A., Heartland Bank, First Data Corporation, Chase Paymentech Solutions and Global Payments, Inc. Our agreements with third-party processors require the Company to submit a minimum monthly number of transactions or volume for processing. If the Company submits a number of transactions or volume that is lower than the minimum, it is required to pay the third party processors the fees that they would have received if the Company had submitted the required minimum number or volume of transactions.

(b)	These amounts relate to contractual commitments we have for constructing our new Service Center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with the development of this site. Through December 31, 2007, we have spent approximately $30.4 million of our cash on our new Service Center, including $1.7 million to acquire land, and over the next fifteen months we expect to spend approximately $18.0 million more on its development, including the contractual obligations in the above table.

Contingencies—The Company collects and stores sensitive data about its merchant customers and bank cardholders. If the Company’s network security is breached or sensitive merchant or cardholder data is misappropriated, the Company could be exposed to assessments, fines or litigation costs.

17.	Related Party Transactions

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

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has two reportable segments, as follows: (1) Card, which provides payment processing and related services for bank card transactions; and (2) Other. The Other segment includes Payroll, which provides payroll and related tax filing services, Micro Payments, which provides prepaid card and stored-value card solutions, and Campus Payments, which provides campus payment solutions. None of the Payroll, the Micro Payments, or the Campus Payments operating segments meet the SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” defined thresholds for determining individually reportable segments. Micro Payments was acquired in the 2006 acquisition of Debitek and Campus Payments was created in 2007 and augmented with the 2007 acquisition of General Meters. Goodwill and intangible assets resulting from these acquisitions are reported in the Other segment.

The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources and corporate services. At December 31, 2007, 2006 and 2005, 57%, 83% and 80% respectively, of the payroll segment’s total assets were funds that the Company holds as a fiduciary for payment to taxing authorities. Reconciling items include eliminations of intercompany investments and receivables.

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s segments for the three years ended December 31, 2007, 2006 and 2005 are as follows:

	Card Segment	Other Segment	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Year Ended December 31, 2007
Total revenue	$1,297,026	$17,103	$—	$(283)	$1,313,846
Depreciation and amortization	7,587	483	546	—	8,616
Interest income	1,934	—	—	—	1,934
Interest expense	785	—	—	—	785
Net income (loss)	49,106	833	(14,069)	—	35,870
Total assets	302,165	42,712	—	(15,688)	329,189
Year Ended December 31, 2006
Total revenue	1,084,290	12,901	—	(150)	1,097,041
Depreciation and amortization	6,697	341	519	—	7,557
Interest income	1,225	—	—	—	1,225
Interest expense	727	26	—	—	753
Net income (loss)	40,646	1,185	(13,287)	—	28,544
Total assets	234,210	25,869	—	(8,311)	251,768
Year Ended December 31, 2005
Total revenue	830,357	4,572	—	(105)	834,824
Depreciation and amortization	5,243	116	338	—	5,697
Interest income	477	—	—	—	477
Interest expense	1,553	—	—	—	1,553
Net income (loss)	27,508	753	(9,168)	—	19,093
Total assets	174,128	12,064	—	(2,507)	183,685

19.	Earnings Per Share

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

Basic earnings per share is computed and presented under the two-class method and is based on the weighted average number of common shares outstanding and assumes an allocation of net income to the Series A Senior Convertible Participating Preferred Stock (the “Convertible Preferred”) for the period or portion of the period that the Convertible Preferred was outstanding. The Convertible Preferred automatically converted into 13,333,334 shares of the Company’s common stock upon the August 16, 2005 closing of the Company’s initial public offering. Treasury stock is removed from the calculation of average common shares outstanding as of the trade date.

Heartland Payment Systems, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted average shares outstanding and dilutive securities for the year ended December 31, 2005 have been adjusted to reflect a two-for-one stock split on July 26, 2005. The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share using the two-class method:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share)
Basic:
Net income attributable to common shares	$35,870	$28,544	$14,365

Weighted average common stock outstanding	37,686	36,394	23,069

Earnings per share	$0.95	$0.78	$0.62

Diluted:
Net income attributable to common shares	$35,870	$28,544	$14,365
Plus: income allocated to Series A Senior Convertible Participating Preferred Stock	—	—	4,728

Net income	$35,870	$28,544	$19,093

Basic weighted average common stock outstanding	37,686	36,394	23,069
Effect of dilutive instruments:
Stock options	2,294	3,549	5,186
Warrants	—	—	105
Series A Senior Convertible Participating Preferred Stock	—	—	9,519

Diluted weighted average shares outstanding	39,980	39,943	37,879

Earnings per share	$0.90	$0.71	$0.50

20.	Quarterly Consolidated Results of Operations (Unaudited)

The Company’s unaudited quarterly results of operations for the years ended December 31, 2007 and 2006 were as follows:

	For the Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(In thousands, except per share)
Total revenues	$284,212	$333,445	$354,615	$341,574
Costs of services	259,241	303,431	322,774	311,227
General and administrative expenses	14,299	13,735	12,493	16,877
Total expenses	273,540	317,166	335,267	328,104
Income from operations	10,672	16,279	19,348	13,470
Net income	6,852	10,402	11,785	6,831
Diluted earnings per share	$0.17	$0.26	$0.30	$0.17

	For the Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(In thousands, except per share)
Total revenues	$236,919	$278,198	$293,930	$287,994
Costs of services	218,501	254,139	267,846	263,950
General and administrative expenses	12,009	11,781	11,699	12,298
Total expenses	230,510	265,920	279,545	276,248
Income from operations	6,409	12,278	14,385	11,746
Net income	4,388	7,445	10,139	6,572
Diluted earnings per share	$0.11	$0.19	$0.25	$0.16

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of December 31, 2007, management believes that the Company’s internal control over financial reporting is effective based on this assessment and those criteria. The Company’s independent registered public accounting firm has issued an attestation report on our assessment of the Company’s internal control over financial reporting, which is included in this report.

Changes in Internal Controls

During the quarter ended December 31, 2007, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be included in Item 10 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required to be included in Item 11 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be included in Item 12 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be included in Item 13 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be included in Item 14 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

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

Exhibit Number	Description

2.2	Agreement and Plan of Merger dated September 29, 2000 by and among Heartland Payment Systems, Inc., Uhle and Associates, LLC, Martin J. Uhle, Mark K. Strippy and Steven B. Gamary. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.3

Agreement and Plan of Merger dated September 29, 2000 by and between Heartland Payment

Systems, Inc. and Triad LLC. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.4	Agreement and Plan of Merger dated as of December 28, 2000 by and between Heartland Payment Systems, Inc. and Heartland Payment Systems L.L.C. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.5	Agreement of Merger dated as of June 14, 2004 by and between Heartland Payment Systems, Inc. and Credit Card Software Systems, Inc. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

3.1	Amended and Restated Certificate of Incorporation of Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 3.3 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

*3.2	Amended and Restated By-Laws of Heartland Payment Systems, Inc.

4.2	Registration Rights Agreement dated August 2, 2005 (Incorporated by reference to Exhibit 4.2 in the Registrant’s Form 8-A filed on August 4, 2005).

10.1	Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated August 28, 2002 between Heartland Payment Systems, Inc. and KeyBank National Association (Incorporated by reference to Exhibit 10.1 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

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

10.28**	Heartland Payment Systems, Inc. Second Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.29	Merchant Portfolio Purchase Agreement dated September 22, 2005 between Heartland Payment Systems, Inc. and Certegy Payment Systems, Inc. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 (File No. 001-32594)).

10.30**	Letter Agreement dated February 22, 2006 between Robert O. Carr and Thomas Sheridan. (Incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).

10.31**	Option Agreement dated July 31, 2003 between Robert O. Carr and Greenhill Capital Partners, L.P. and its affiliated investment funds, and LLR Equity Partners, L.P. and its affiliated investment fund. (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 14, 2006 (File No. 001-32594)).

10.32**	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.33**	Letter Agreement dated May 8, 2006 between Heartland Payment Systems, Inc. and Michael C. Hammer concerning terms of employment. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.34**	Form of Employee Confidential Information and Noncompetition Agreement entered into by each of Robert O. Carr, Robert H.B. Baldwin, Jr., Brooks L. Terrell and Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.35**	Supplement No. I to Employee Confidential Information and Noncompetition Agreement by and between Robert H.B. Baldwin, Jr. and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.36**	Employee Confidential Information and Noncompetition Agreement entered into December 1, 2004 by and between Thomas M. Sheridan and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.37**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Robert O. Carr with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.37 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.38**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.38 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.39**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Brooks L. Terrell with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.39 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.40	Credit Agreement dated as of September 5, 2007, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 5, 2007).

*10.41†	American Express Establishment Sales and Servicing Program Agreement dated as of December 20, 2007 between Heartland Payment Systems, Inc. and American Express Travel Related Services Company.

*23.1	Consent of Deloitte & Touche LLP.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 10, 2008

HEARTLAND PAYMENT SYSTEMS, INC. (Registrant)

By:	/s/ Robert O. Carr
Robert O. Carr
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert H.B. Baldwin, Jr.
Robert H.B. Baldwin, Jr.
President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2008.

SIGNATURE	TITLE

/s/ ROBERT O. CARR	Chairman of the Board and Chief Executive Officer
Robert O. Carr	(Principal Executive Officer)

/s/ ROBERT H.B. BALDWIN, JR.	President and Chief Financial Officer
Robert H.B. Baldwin, Jr.	(Principal Accounting and Financial Officer)

/s/ SCOTT L. BOK	Director
Scott L. Bok

/s/ MITCHELL L. HOLLIN	Director
Mitchell L. Hollin

/s/ ROBERT H. NIEHAUS	Director
Robert H. Niehaus

/s/ MARC J. OSTRO	Director
Marc J. Ostro

/s/ JONATHAN PALMER	Director
Jonathan Palmer

/s/ GEORGE F. RAYMOND	Director
George F. Raymond

/s/ RICHARD W. VAGUE	Director
Richard W. Vague

EXHIBIT INDEX

Exhibit Number	Description

2.2	Agreement and Plan of Merger dated September 29, 2000 by and among Heartland Payment Systems, Inc., Uhle and Associates, LLC, Martin J. Uhle, Mark K. Strippy and Steven B. Gamary. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.3

Agreement and Plan of Merger dated September 29, 2000 by and between Heartland Payment

Systems, Inc. and Triad LLC. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.4	Agreement and Plan of Merger dated as of December 28, 2000 by and between Heartland Payment Systems, Inc. and Heartland Payment Systems L.L.C. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.5	Agreement of Merger dated as of June 14, 2004 by and between Heartland Payment Systems, Inc. and Credit Card Software Systems, Inc. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

3.1	Amended and Restated Certificate of Incorporation of Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 3.3 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

*3.2	Amended and Restated By-Laws of Heartland Payment Systems, Inc.

4.2	Registration Rights Agreement dated August 2, 2005 (Incorporated by reference to Exhibit 4.2 in the Registrant’s Form 8-A filed on August 4, 2005).

10.1	Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated August 28, 2002 between Heartland Payment Systems, Inc. and KeyBank National Association (Incorporated by reference to Exhibit 10.1 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

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

10.28**	Heartland Payment Systems, Inc. Second Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.29	Merchant Portfolio Purchase Agreement dated September 22, 2005 between Heartland Payment Systems, Inc. and Certegy Payment Systems, Inc. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 (File No. 001-32594)).

10.30**	Letter Agreement dated February 22, 2006 between Robert O. Carr and Thomas Sheridan. (Incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).

10.31**	Option Agreement dated July 31, 2003 between Robert O. Carr and Greenhill Capital Partners, L.P. and its affiliated investment funds, and LLR Equity Partners, L.P. and its affiliated investment fund. (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 14, 2006 (File No. 001-32594)).

10.32**	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.33**	Letter Agreement dated May 8, 2006 between Heartland Payment Systems, Inc. and Michael C. Hammer concerning terms of employment. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.34**	Form of Employee Confidential Information and Noncompetition Agreement entered into by each of Robert O. Carr, Robert H.B. Baldwin, Jr., Brooks L. Terrell and Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.35**	Supplement No. I to Employee Confidential Information and Noncompetition Agreement by and between Robert H.B. Baldwin, Jr. and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.36**	Employee Confidential Information and Noncompetition Agreement entered into December 1, 2004 by and between Thomas M. Sheridan and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.37**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Robert O. Carr with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.37 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.38**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.38 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.39**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Brooks L. Terrell with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.39 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.40	Credit Agreement dated as of September 5, 2007, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 5, 2007).

*10.41†	American Express Establishment Sales and Servicing Program Agreement dated as of December 20, 2007 between Heartland Payment Systems, Inc. and American Express Travel Related Services Company.

*23.1	Consent of Deloitte & Touche LLP.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested.