Form 10-Q
period 2008-03-31
HEARTLAND PAYMENT SYSTEMS INC
filed 2008-05-09
CIK 1144354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 2, 2008, there were 37,373,724 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$32,501	$35,508
Funds held for payroll customers	26,761	24,201
Receivables, net	124,044	122,613
Investments held to maturity	1,132	1,119
Inventory	4,923	5,383
Prepaid expenses	3,431	3,478
Current tax asset	692	5,449
Current deferred tax assets, net	831	690

Total current assets	194,315	198,441
Capitalized customer acquisition costs, net	73,143	70,498
Deferred tax assets, net	3,187	3,878
Property and equipment, net	51,231	50,248
Goodwill	14,542	5,489
Deposits and other assets, net	1,619	635

Total assets	$338,037	$329,189

Liabilities and stockholders’ equity
Current liabilities:
Due to sponsor banks	$68,042	$49,798
Accounts payable	18,655	20,495
Deposits held for payroll customers	26,761	24,201
Current portion of accrued buyout liability	11,023	11,521
Merchant deposits and loss reserves	15,783	14,757
Accrued expenses and other liabilities	14,111	15,266

Total current liabilities	154,375	136,038
Reserve for unrecognized tax benefits	1,188	1,230
Long-term portion of accrued buyout liability	28,203	26,252

Total liabilities	183,766	163,520

Commitments and contingencies (Note 11)	—	—

Stockholders’ equity
Common Stock, $0.001 par value, 100,000,000 shares authorized, 37,311,009 and 39,804,322 shares issued at March 31, 2008 and December 31, 2007; 37,311,009 and 37,989,622 shares outstanding at March 31, 2008 and December 31, 2007	38	40
Additional paid-in capital	163,249	173,346
Accumulated other comprehensive loss	(300)	(62)
(Accumulated deficit) Retained earnings	(8,716)	36,729
Treasury stock, at cost (1,814,700 shares at December 31, 2007)	—	(44,384)

Total stockholders’ equity	154,271	165,669

Total liabilities and stockholders’ equity	$338,037	$329,189

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Total Revenues	$339,619	$284,212

Costs of Services:
Interchange	245,277	205,337
Dues and assessments	12,342	10,459
Processing and servicing	36,929	31,330
Customer acquisition costs	11,450	10,391
Depreciation and amortization	1,910	1,724

Total costs of services	307,908	259,241
General and administrative	17,174	14,299

Total expenses	325,082	273,540

Income from operations	14,537	10,672

Other income (expense):
Interest income	300	459
Interest expense	(346)	(112)
Loss on investment	(103)	—
Other, net	23	(95)

Total other income (expense)	(126)	252

Income before income taxes	14,411	10,924
Provision for income taxes	5,434	4,072

Net income	$8,977	$6,852

Net income	$8,977	$6,852
Other comprehensive income:
Unrealized gains on investments, net of income tax of $12	21	3
Foreign currency translation adjustment, net of income tax of $(161)	(259)	—

Comprehensive income	$8,739	$6,855

Earnings per common share:
Basic	$0.24	$0.18
Diluted	$0.23	$0.17
Weighted average number of common shares outstanding:
Basic	37,542	37,507
Diluted	38,863	39,971

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Three Months Ended March 31, 2007:
Balance, January 1, 2007	37,406	$38	$153,997	$(21)	$10,804	$(25,525)	$139,293

Cumulative effect of change in accounting principal – FIN No. 48	—	—	—	—	(513)	—	(513)
Issuance of Common Stock– options exercised	319	—	2,385	—	—	—	2,385
Excess tax benefit on stock options exercised under SFAS No. 123R	—	—	1,951	—	—	—	1,951
Repurchase of Common Stock	(25)	—	—	—	—	(625)	(625)
Stock-based compensation under SFAS No. 123R	—	—	389	—	—	—	389
Accumulated other comprehensive income	—	—	—	3	—	—	3
Dividends on Common Stock	—	—	—	—	(1,874)	—	(1,874)
Net income for the period	—	—	—	—	6,852	—	6,852

Balance March 31, 2007	37,700	$38	$158,722	$(18)	$15,269	$(26,150)	$147,861

Three Months Ended March 31, 2008:
Balance, January 1, 2008	37,990	$40	$173,346	$(62)	$36,729	$(44,384)	$165,669
Issuance of Common Stock – options exercised	103	—	806	—	—	—	806
Excess tax benefit on stock options exercised under SFAS No. 123R	—	—	5	—	—	—	5
Repurchase of Common Stock	(782)	—	—	—	—	(17,995)	(17,995)
Retirement of Treasury Stock	—	(2)	(11,312)	—	(51,065)	62,379	—
Stock-based compensation under SFAS No. 123R	—	—	404	—	—	—	404
Accumulated other comprehensive income:
Unrealized gains on investments	—	—	—	21	—	—	21
Foreign currency translation adjustment	—	—	—	(259)	—	—	(259)
Dividends on Common Stock	—	—	—	—	(3,357)	—	(3,357)
Net income for the period	—	—	—	—	8,977	—	8,977

Balance March 31, 2008	37,311	$38	$163,249	$(300)	$(8,716)	$—	$154,271

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$8,977	$6,852
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	12,522	10,062
Other depreciation and amortization	2,673	2,131
Addition to loss reserves	1,829	527
Provision for doubtful receivables	260	80
Stock-based compensation	404	389
Deferred taxes	498	(263)
Loss on investment	103	—
Other	2	—
Changes in operating assets and liabilities:
Increase in receivables	(1,240)	(4,723)
Decrease in inventory	591	188
Payment of signing bonuses, net	(11,433)	(9,488)
Increase in capitalized customer acquisition costs	(3,734)	(3,055)
Decrease (increase) in prepaid expenses	56	(173)
Decrease in current tax asset	4,775	4,380
(Increase) decrease in deposits and other assets	(10)	41
Excess tax benefits on options exercised under SFAS No. 123R	(255)	(1,951)
(Decrease) increase in reserve for unrecognized tax benefits	(43)	276
Increase in due to sponsor bank	18,244	4,755
(Decrease) increase in accounts payable	(2,108)	948
(Decrease) increase in accrued expenses and other liabilities	(1,650)	1,574
Decrease in merchant deposits and loss reserves	(807)	(1,051)
Payouts of accrued buyout liability	(1,210)	(2,229)
Increase in accrued buyout liability	2,663	3,384

Net cash provided by operating activities	31,107	12,654

Cash flows from investing activities
Purchase of investments	(25)	(32)
Maturities of investments	—	13
Increase in funds held for payroll customers	(2,617)	(6,233)
Increase in deposits held for payroll customers	2,560	6,251
Acquisition of business, net of cash acquired	(9,988)	—
Purchases of property and equipment	(3,438)	(5,708)

Net cash used in investing activities	(13,508)	(5,709)

Cash flows from financing activities
Proceeds from borrowings	20,000	—
Principal payments on borrowings and financing arrangements	(20,000)	(77)
Proceeds from exercise of stock options	806	2,385
Excess tax benefits on options exercised under SFAS No. 123R	255	1,951
Repurchase of common stock	(17,995)	(625)
Dividends paid on common stock	(3,357)	(1,874)

Net cash (used in) provided by financing activities	(20,291)	1,760

Net (decrease) increase in cash and cash equivalents	(2,692)	8,705
Effect of exchange rates on cash	(315)	—
Cash and cash equivalents at beginning of year	35,508	16,054

Cash and cash equivalents at end of period	$32,501	$24,759

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$294	$111
Income taxes	40	(314)

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Operations

Basis of Financial Statement Presentation—The accompanying condensed consolidated financial statements include those of Heartland Payment Systems, Inc. (the “Company”) and its subsidiaries, Heartland Payroll Company (“HPC”), Debitek, Inc. (“Debitek”) and Collective POS Solutions Ltd. (“CPOS”). The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2008, its results of operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2008 and 2007. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007. The December 31, 2007 condensed consolidated balance sheet was derived from the audited 2007 consolidated financial statements.

Business Description—The Company provides payment-processing services related to bank card transactions for merchants throughout the United States and some portions of Canada. In addition, the Company provides certain other merchant services, including check processing, the sale and rental of terminal equipment, and the sale of terminal supplies. HPC provides payroll and related tax filing services throughout the United States. Debitek provides prepaid card and stored-value card solutions throughout the United States. The Company and Debitek also provide campus payment solutions throughout the United States. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions.

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

2. Summary of Significant Accounting Policies

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

The Company’s primary receivables are from its bank card processing merchants. These receivables result from the Company’s practice of advancing interchange fees to most of its merchants during the month and collecting those fees from merchants at the beginning of the following month. The Company uses its available cash to fund a portion of the advances of interchange fees to its merchants; when available cash has been expended, the Company directs its sponsor bank to make the advances, thus generating a payable to the sponsor bank. At March 31, 2008 and December 31, 2007, the Company used $19.0 million and $37.9 million, respectively, of its available cash to fund merchant advances. The amount due to sponsor banks for funding advances was $68.0 million at March 31, 2008 and $49.8 million at

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

December 31, 2007. The payable to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment and check processing terminals.

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

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of March 31, 2008 and December 31, 2007.

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

The accrued buyout liability is based on the merchants under contract at the balance sheet date, the gross margin generated by those merchants over the prior twelve months, and the contractual buyout multiple. The liability related to a new merchant is therefore zero when the merchant is installed, and increases over the twelve months following the installation date. The same procedure is applied to unvested commissions over the expected vesting period, but is further adjusted to reflect the Company’s experience that 31% of unvested Relationship Managers and sales managers become vested.

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

Revenue— Revenues are mainly comprised of gross processing revenue, payroll processing revenue and equipment-related income. Gross processing revenue primarily consists of discount fees and per-transaction and periodic (primarily monthly) fees from the processing of Visa and MasterCard bank card transactions for merchants. The Company passes through to its customers any changes in interchange or network fees. Gross processing revenue also includes American Express and Discover fees, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, and other miscellaneous revenue. Payroll processing revenue includes periodic and annual fees charged by HPC for payroll processing services, and interest earned from the investment of tax impound funds held for our customers. Revenue is recorded as bank card transactions are processed or payroll services are performed.

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

Stock Options—The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) on January 1, 2006.

Diluted earnings per share for the three months ended March 31, 2008 and 2007 were computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options, where dilutive.

Foreign Currency— The Canadian dollar is the functional currency of CPOS, which operates in Canada. CPOS’ revenues and expenses are translated at the average exchange rates prevailing during the period. For the three months ended March 31, 2008 such translation gains or losses were not material.

The foreign currency assets and liabilities of CPOS are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of other comprehensive income and is included in stockholders’ equity net of tax.

Minority Interests— Minority interests represent the minority stockholders’ share of the equity and after-tax net income or loss of consolidated subsidiaries. Minority stockholders’ share of after-tax net income or loss of consolidated subsidiaries is included in “General and administrative expenses” in the Consolidated Income Statement. The minority interests included in “Accrued expenses and other liabilities” in the March 31, 2008 Consolidated Balance Sheet were $117,000 and reflect the original investments by these minority shareholders in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries.

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

The FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), in September 2006. SFAS No. 157 establishes a single authoritative definition of fair value in generally accepted accounting principles (GAAP), sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS No. 157 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 157 did not have a material effect on the Company’s Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption, and also elects to apply the provisions of Statement No. 157, Fair Value Measurements. The adoption of SFAS No. 159 did not have a material effect on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) applies the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses and establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired and liabilities assumed, including assets and liabilities arising from contingencies, any noncontrolling interest in the acquiree and goodwill acquired or gain realized from a bargain purchase. SFAS No. 141(R) is effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning after December 15, 2008. The adoption of SFAS No. 141 (R) will impact the Company’s Consolidated Financial Statements prospectively in the event of any business combinations entered into after the effective date in which the Company is the acquirer.

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

3. Acquisition

On March 3, 2008 the Company acquired a majority interest in Collective Point of Sale Solutions Ltd. (“CPOS”) for a cash payment of $10.5 million. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions. This acquisition provides the Company an entrée into the Canadian credit and debit card processing market. The Company and CPOS are now able to service merchants that have locations in both the United States and Canada. The Company does not expect the acquisition of CPOS to have a material impact on its 2008 revenues or net income. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

The transaction was accounted for under the purchase method of accounting. Beginning March 3, 2008, CPOS’ results of operations were included in the Company’s results of operations. The preliminary allocation of the total purchase price was as follows: $9.4 million to goodwill, $1.1 million to intangible assets and net tangible assets, which were immaterial. As of March 31, 2008 the allocation of the purchase price was not finalized as the fair value estimates are not completed.

4. Receivables

A summary of receivables by major class was as follows at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(In thousands)
Accounts receivable from merchants	$115,859	$114,585
Accounts receivable from others	8,331	8,193

	124,190	122,778
Less allowance for doubtful accounts	(146)	(165)

Total receivables, net	$124,044	$122,613

Included in accounts receivable from others are $1.7 million and $1.6 million which are due from employees at March 31, 2008 and December 31, 2007, respectively.

A summary of the activity in the allowance for doubtful accounts for three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Beginning balance	$165	$151
Balance of acquired entity allowance	—	—
Additions to allowance	260	80
Charges against allowance	(279)	(87)

Ending balance	$146	$144

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

5. Capitalized Customer Acquisition Costs, Net

A summary of the capitalized customer acquisition costs, net, as of March 31, 2008 and December 31, 2007 was as follows:

	March 31, 2008	December 31, 2007
	(In thousands)
Capitalized signing bonuses	$105,070	$100,206
Less accumulated amortization	(46,786)	(44,443)

	58,284	55,763

Capitalized customer deferred acquisition costs	36,035	35,379
Less accumulated amortization	(21,176)	(20,644)

	14,859	14,735

Capitalized Customer Acquisition Costs, Net	$73,143	$70,498

A summary of the activity in capitalized customer acquisition costs, net for the three month periods ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Balance at beginning of period	$70,498	$56,705
Plus additions to:
Capitalized signing bonuses, net	11,433	9,488
Capitalized customer deferred acquisition costs	3,734	3,055

	15,167	12,543

Less amortization expense on:
Capitalized signing bonuses, net	(8,912)	(6,890)
Capitalized customer deferred acquisition costs	(3,610)	(3,172)

	(12,522)	(10,062)

Balance at end of period	$73,143	$59,186

Net signing bonus adjustments from estimated amounts to actual were $0.1 million and $(0.2) million, respectively, for the three months ended March 31, 2008 and 2007. Net signing bonus adjustments are netted against additions in the table above.

Fully amortized signing bonuses of $6.2 million and $4.9 million, respectively, were written off during the three month periods ended March 31, 2008 and 2007. In addition, fully amortized customer deferred acquisition costs of $3.1 million and $2.9 million were written off during the three month periods ended March 31, 2008 and 2007.

The Company believes that no impairment of capitalized customer acquisition costs has occurred as of March 31, 2008 and December 31, 2007.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

6. Merchant Deposits and Loss Reserves

The Company’s merchants have the liability for any charges properly reversed by the cardholder through a mechanism known as a chargeback. If the merchant is unable to pay this amount, the Company will be liable to the Visa and MasterCard networks for the reversed charges. Under FIN 45, the Company determined that the fair value of its obligation to stand ready to perform is minimal. The Company requires personal guarantees, merchant deposits and letters of credit from certain merchants to minimize its obligation. As of March 31, 2008 and December 31, 2007, the Company held merchant deposits totaling $15.0 million and $14.1 million, respectively and letters of credit totaling $300,000.

The Visa and MasterCard networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company’s transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company’s exposure to chargebacks is the last four months’ processing volume on its portfolio, which was $ $17.9 billion for the four months ended March 31, 2008 and December 31, 2007. However, for the four months ended March 31, 2008 and December 31, 2007, the Company was presented with $10.0 million and $10.5 million, respectively, in chargebacks by issuing banks. In the three months ended March 31, 2008 and the year ended December 31, 2007, the Company incurred merchant credit losses of $1.4 million and $2.8 million, respectively, on total dollar volume processed of $13.2 billion and $51.9 billion, respectively. These credit losses are included in processing and servicing costs in the Company’s consolidated statements of income.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company’s clients. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its consolidated balance sheets, amounting to $737,000 on March 31, 2008 and $663,000 on December 31, 2007. This reserve is determined by performing an analysis of the Company’s historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the three month periods ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Beginning balance	$663	$475
Additions to reserve	1,829	527
Charges against reserve (a)	(1,755)	(492)

Ending balance	$737	$510

(a)	Included in these amounts are payroll segment losses of $20,000 and $16,000, respectively, for the three months ended March 31, 2008 and 2007 and losses on remote deposit processing of $350,000 for the three months ended March 31, 2008.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

7. Accrued Buyout Liability

A summary of the accrued buyout liability was as follows as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(In thousands)
Vested Relationship Managers and sales managers	$38,145	$36,792
Unvested Relationship Managers and sales managers	1,081	981

	39,226	37,773
Less current portion	(11,023)	(11,521)

Long-term portion of accrued buyout liability	$28,203	$26,252

A summary of the activity in the accrued buyout liability for the three month periods ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Beginning balance	$37,773	$33,293
Increase in settlement obligation, net	2,663	3,384
Buyouts	(1,210)	(2,229)

Ending balance	$39,226	$34,448

The increase in the settlement obligation is due to new merchant account signings, as well as same-store sales growth and changes in gross margin, partially offset by the impact of merchant attrition.

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers at March 31, 2008 and December 31, 2007, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.2 million at March 31, 2008 and December 31, 2007.

8. Revolving Credit Facility

On September 5, 2007, the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders who may become a party to the Credit Agreement from time to time. The lenders are currently JPMorgan Chase Bank, N.A., KeyBank National Association and SunTrust Bank. As of March 31, 2008, the Company had no outstanding borrowings under this Revolving Credit Facility.

The Credit Agreement provides for a five year revolving credit facility in the aggregate amount of up to $50.0 million (the “Revolving Credit Facility”), of which up to $5.0 million may be used for the issuance of letters of credit and up to $5.0 million is available for swing line loans. Upon the prior approval of the administrative agent, the Company may increase the total commitments by $25.0 million for a total commitment under the Revolving Credit Facility of $75.0 million. The Revolving Credit Facility is available on a revolving basis commencing on September 5, 2007 and ending on September 4, 2012. During the three months ended March 31, 2008, the Company borrowed $20.0 million under this facility and repaid that amount by March 31, 2008.

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

9. Stockholders’ Equity

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

Under these authorizations, the Company had repurchased an aggregate of 2,596,284 shares of its common stock at a cost of $62.4 million, or $24.03 per share. This includes 781,584 shares repurchased at a cost of $18.0 million, or $23.02 per share during the three months ended March 31, 2008 and 25,000 shares repurchased at a cost of $0.6 million, or $25.02 per share during the three months ended March 31, 2007.

On February 28, 2008, the Company’s Board of Directors resolved to retire all common shares repurchased and include the retired shares in the authorized and unissued shares of the Company. Until February 28, 2008, the final disposition of the repurchased shares had not been decided. The excess of the purchase price of the treasury stock over the stated value was allocated between additional paid-in capital and retained earnings. The pro rata portion of additional paid-in capital related to the treasury stock was not sufficient to fully absorb the cost of the treasury stock and the amount of the resulting charge to retained earnings created an accumulated deficit as of March 31, 2008.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

Dividends on Common Stock. During the three months ended March 31, 2008 and the twelve months ended December 31, 2007, the Company’s Board of Directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date paid	Amount Paid Per Common Share
Three Months Ended March 31, 2008:
February 13, 2008	February 28, 2008	March 15, 2008	$0.09

Twelve Months Ended December 31, 2007:
February 12, 2007	February 23, 2007	March 15, 2007	$0.05
May 3, 2007	May 25, 2007	June 15, 2007	$0.05
July 30, 2007	August 24, 2007	September 15, 2007	$0.075
October 31, 2007	November 23, 2007	December 15, 2007	$0.075

On April 30, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock, payable on June 15, 2008 to stockholders of record as of May 23, 2008.

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

10. Income Taxes

The provision for income taxes for the three month periods ended March 31, 2008 and 2007 consisted of the following:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Current
Federal	$4,209	$3,717
State	559	349
Foreign	11	—
Deferred
Federal	645	6
State	10	—

Total provision for income taxes	$5,434	$4,072

The differences in federal income taxes provided and the amounts determined by applying the federal statutory tax rate of 35% to income before income taxes for the three months ended March 31, 2008 and 2007 were:

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	%	Amount	%	Amount
		(In thousands)		(In thousands)
U.S. federal income tax at statutory rate	35.00%	$5,044	35.00%	$3,825
U.S. state and local income taxes, net	2.57%	369	2.08%	227
Foreign income taxes	0.03%	4	—	—
Nondeductible expenses	0.11%	17	0.19%	20

Provision for income taxes	37.71%	$5,434	37.27%	$4,072

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

During the three months ended March 31, 2008 and 2007, the Company recorded current tax assets reflecting excess tax benefits of $0.3 million and $2.0 million, respectively, resulting from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options. The Company classified the $0.3 million and $2.0 million of excess tax benefits for the three months ended March 31, 2008 and 2007, respectively, as cash inflows from financing activities and cash outflows from operating activities in its Condensed Consolidated Statement of Cash Flows in accordance with SFAS No. 123R and SFAS No. 95, as amended.

The net deferred tax asset was comprised of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(In thousands)
Deferred tax assets:
Merchant contract costs	$27,009	$25,562
Loss reserve and accounts receivable allowance	344	313
SFAS No. 123R share-based compensation	1,091	921
Property and equipment	775	726
Loss on purchased software	584	564
FIN No. 48 deferred tax reserve-state tax	355	448
Foreign currency translation	157	—
Other	51	332

Deferred tax assets	30,366	28,866

Deferred tax liabilities:
Capitalized signing bonus	22,696	21,063
Software development	3,449	2,986
Other	203	249

Deferred tax liabilities	26,348	24,298

Net deferred tax assets	4,018	4,568
Less current portion	(831)	(690)

Net deferred tax assets – non current portion	$3,187	$3,878

At March 31, 2008 and December 31, 2007, the Company has determined that no valuation allowance against the net deferred tax asset was required because it is more likely than not that the net deferred tax asset will be fully realized.

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

Future minimum lease commitments under non-cancelable leases as of March 31, 2008 were as follows:

Twelve Months Ended March 31,	(In thousands)
2009	$2,287
2010	1,966
2011	1,954
2012	1,936
2013	1,407
Thereafter	3,068

$12,618

Rent expense for leased property was $415,000 and $457,000, respectively, for the three months ended March 31, 2008 and 2007.

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

The Company has two reportable segments, as follows: (1) Card, which provides payment processing and related services for bank card transactions; and (2) Other. Since March 3, 2008, the Card segment includes CPOS, our Canadian payments processing subsidiary. The Other segment includes Payroll, which provides payroll and related tax filing services, and PrepaidCard, which provides prepaid card and stored-value card solutions. The PrepaidCard operating segment was acquired in the 2006 acquisition of Debitek. Neither the Payroll operating segment nor the PrepaidCard operating segment meet the SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” defined thresholds for determining individually reportable segments. Goodwill and intangible assets resulting from the acquisition of Debitek are reported in the Other segment.

The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources and corporate services. Reconciling items represent elimination of inter-segment income and expense items, and are included to reconcile segment data to the consolidated financial statements. At March 31, 2008 and 2007, 55% and 67% respectively, of the Other segment’s total assets were funds that the Company holds as a fiduciary in its Payroll services activities for payment to taxing authorities. The Company does not have any major individual customers.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

A summary of the Company’s segments for the three month periods ended March 31, 2008 and 2007 was as follows:

	Card Segment	Other Segment	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Three Months Ended March 31, 2008
Total revenues	$333,282	$6,341	$—	$(4)	$339,619
Depreciation and amortization	2,293	256	124	—	2,673
Interest income	300	—	—	—	300
Interest expense	346	—	—	—	346
Net income (loss)	10,295	455	(1,773)	—	8,977
Total assets	318,325	48,689	—	(28,977)	338,037

Three Months Ended March 31, 2007
Total revenues	279,943	4,331	—	(62)	284,212
Depreciation and amortization	1,922	70	139	—	2,131
Interest income	459	—	—	—	459
Interest expense	112	—	—	—	112
Net income (loss)	10,083	579	(3,810)	—	6,852
Total assets	251,333	33,576	—	(9,702)	275,207

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

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share data)
Basic:
Net income	$8,977	$6,852

Weighted average common stock outstanding	37,542	37,507

Earnings per share	$0.24	$0.18

Diluted:
Net income	$8,977	$6,852

Basic weighted average common stock outstanding	37,542	37,507
Effect of dilutive instruments: Stock options	1,321	2,464

Diluted weighted average shares outstanding	38,863	39,971

Earnings per share	$0.23	$0.17

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

14. Subsequent Event

On May 2, 2008, the Company signed a definitive agreement to acquire the Network Services business of Alliance Data Systems Corporation for a cash payment of $77.5 million plus net working capital on the closing date. The acquisition will be financed through a combination of cash on hand and the company’s credit facilities. The Company believes the acquisition will be non-dilutive to earnings in 2008 and accretive thereafter. The acquisition is expected to close within 30 days of signing the definitive agreement, subject to customary regulatory approvals.

This acquisition will provide the Company with a substantial portfolio of merchants in the petroleum industry segment. Alliance Data’s Network Services handled over $17 billion of total annual bank card processing volume and 604 million transactions in 2007. In addition to Visa and MasterCard transactions, Network Services handles a wide range of payment transactions for its predominantly petroleum customer base, including providing approximately 2.6 billion transaction authorizations each year.

PART I FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to condensed consolidated financial statements included elsewhere in this report, and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the risk factors contained in our annual report on Form 10-K for the year ended December 31, 2007.

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

Overview

General

Our primary business is providing bank card-based payment processing services to merchants in the United States. As of March 31, 2008, we provided our payment processing services to approximately 158,900 active bank card merchants located across the United States. This represents an increase of 14.2% over 139,150 active bank card merchants at March 31, 2007. At December 31, 2007, we processed for 154,750 active bank card merchants. Our bank card processing volume for the three months ended March 31, 2008 was $13.2 billion, an 18.3% increase from the $11.2 billion processed during the three months ended March 31, 2007. We also provide payroll processing services throughout the United States. At March 31, 2008 we processed payroll for 7,032 customers, an increase of 39.4% from 5,046 payroll customers at March 31, 2007. At December 31, 2007, we processed payroll for 6,209 payroll customers. Our total merchants, which we define as bank card processing merchants plus payroll customers, increased to 165,932 at March 31, 2008, compared to 160,959 total merchants at December 31, 2007 and 144,196 total merchants at March 31, 2007.

Increases in our direct sales force, including our Relationship Managers, have led to significant growth in the total merchants for whom we process and the gross margin generated by those merchants. Our sales managers are compensated based on their success in growing the sales force and increasing the total merchant base in their regions. Our sales force grew from 952 relationship managers at December 31, 2006 and 1,117 at December 31, 2007, to 1,191 at March 31, 2008. We measure the production of our sales force by gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. Our newly installed gross margin for the three months ended March 31, 2008 increased 17.4% over the gross margin we installed during the three months ended March 31, 2007. Our installed margin has grown faster than merchant count due both to installing larger merchants, and increases in margin per dollar processed.

As a result of our commission-only compensation system for our sales force, we are able to increase the size of our sales force with minimal upfront costs. However, since we pay signing bonuses and commissions approximating 92% of the gross margin generated by a merchant in its first year, growth in merchant base consumes significant capital, as it typically takes approximately one year’s processing to cover the outlays for signing bonuses, commissions and payroll taxes.

On March 3, 2008 the Company acquired a majority interest in Collective Point of Sale Solutions Ltd. (“CPOS”) for a net cash payment of $10.0 million. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions. This acquisition added approximately 5,100 Canadian merchants.

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

During the three months ended March 31, 2008 and 2007, we processed approximately 81% and 71%, respectively, of our transactions through HPS Exchange. At March 31, 2008, we were processing approximately 155,900, or 98%, of our active bank card merchants on Passport, compared to 135,900 at March 31, 2007. We completed converting substantially all of our bank card merchants to Passport during the second quarter of 2006. This conversion has decreased our operating costs per transaction. With our conversion to Passport, our internally developed systems are providing substantially all aspects of most of our merchants’ processing needs. Previously, we relied on third party vendors for many of these services including bank card authorization and data capture services, settlement and merchant accounting services. We will continue to process a minority of our transactions through third party systems.

Our bankcard revenue is recurring in nature, as we typically enter into three-year service contracts with our card processing merchants that, in order to qualify for the agreed-upon pricing, require the merchant to achieve bank card processing volume minimums. Most of our revenue is payment processing fees, which are a combination of a fee equal to a percentage of the dollar amount of each Visa or MasterCard transaction we process plus a flat fee per transaction. We make mandatory payments of interchange fees to card-issuing banks through Visa and MasterCard and dues and assessment fees to Visa and MasterCard. Our business volume, and consequently gross bankcard processing revenue, is largely driven by the cumulative growth in the number of merchants with whom we have processing contracts. This in turn is the result of the number of merchants that we install during a period, offset by the number of merchants who cease processing with us during that period. We also generally benefit from consumers’ increasing use of bank cards in place of cash and checks, and sales growth experienced by our retained bank card merchants.

Same store sales growth, which represents the change in bank card processing volume for all bank card merchants that were processing with us in the same month a year earlier, was 0.6% in the three months ended March 31, 2008, compared to growth of 3.4% on average in the three months ended March 31, 2007. Same store sales growth results from the combination of the increasing use by consumers of bank cards for the purchase of goods and services at the point of sale, and sales growth experienced by our retained bank card merchants. The following table compares our same store sales growth by quarter during 2008 and 2007 and for the 2007, 2006 and 2005 full years:

Same Store Sales Growth
2005 full year	7.5%
2006 full year	4.2%
2007 full year	3.0%

2007 first quarter	3.4%
2007 second quarter	3.3%
2007 third quarter	3.6%
2007 fourth quarter	2.1%

2008 first quarter	0.6%

We attribute the relatively lower same store sales growth percentages we experienced in the 2007 and later 2006 quarters, as compared to the same store sales growth percentages that we experienced early in 2006 and during 2005, to a slowdown in the growth rate of retail sales, which was likely a result of the impacts of higher energy costs and interest rates. More recently, a weak housing market and tightening credit have also negatively impacted the economy and retail sales.

First Quarter of 2008 Financial Results

For the three months ended March 31, 2008, we recorded net income of $9.0 million, or $0.23 per diluted share, increases of 31.0% and 35.3%, respectively, from $6.9 million, or $0.17 per diluted share, in the three months ended March 31, 2007. The increase was primarily driven by revenues added by growth in our transaction processing volume and efficiencies realized in processing and servicing costs. The following is a summary of our financial results for the three months ended March 31, 2008:

•	At March 31, 2008 the number of active bank card merchants we service was 158,900, compared to 154,750 at December 31, 2007 and 139,150 at March 31, 2007.

•	Bank card processing volume during the three months ended March 31, 2008 increased 18.3% to $13.2 billion from $11.2 billion during the three months ended March 31, 2007.

•

Net revenue, which we define as total revenues less interchange fees and dues and assessments, increased 19.9% to $82.0 million during the three months ended March 31, 2008 from $68.4 million during the three months ended March 31, 2007. The increase in net revenue was driven by the year-over-year increases in active merchants and processing volume.

•	Our processing and servicing costs for three months ended March 31, 2008 decreased to 10.9% of our total revenues, from 11.0% of total revenues for the three months ended March 31, 2007.

•

Our income from operations, which we also refer to as operating income, grew to $14.5 million for the three months ended March 31, 2008 from $10.7 million for the three months ended March 31, 2007. Our operating margin, which is measured as operating income divided by net revenue, was 17.7% for the three months ended March 31, 2008, compared to 15.6% for the three months ended March 31, 2007.

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

Costs of services also include processing and servicing costs, customer acquisition costs, and depreciation and amortization. Processing and servicing costs include:

•

processing costs, which are either paid to third parties, or represent the cost of our own authorization/capture and accounting/settlement systems. During the three months ended March 31, 2008, third party costs represented about 63% of our processing costs, compared to 68% during the three months ended March 31, 2007, with internal costs representing the remainder. Approximately 53% and 55%, respectively, of our third-party processing costs in the three months ended March 31, 2008 and 2007 were paid to TSYS Acquiring Solutions;

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

•	the costs of bank card terminals, check processing terminals, prepaid card and stored value hardware deployed, and merchant supplies.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements are unaudited. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at March 31, 2008, our results of operations, our changes in stockholders’ equity and our cash flows for the three months ended March 31, 2008 and 2007. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2008. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in note 2 to our consolidated financial statements included elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2007. The critical accounting estimates described here are those that are most important to the depiction of our financial condition and results of operations, including those whose application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain. The line items on our income statement and balance sheet which are impacted by management’s estimates are described below.

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

The amount of the up-front signing bonus paid for new bank card merchant and payroll processing accounts is based on the estimated gross margin for the first year of the merchant contract. The gross signing bonuses paid during the three months ended March 31, 2008 and 2007 were $11.3 million and $9.7 million, respectively, and for the year ended December 31, 2007 were $43.6 million. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The net signing bonus adjustments paid during the three months ended March 31, 2008 and 2007 were $0.1 million and $(0.2) million, respectively, and for the year ended December 31, 2007 were $1.1 million. Negative signing bonus adjustments result from the prior overpayment of signing bonuses, which are recovered from the relevant salesperson. The amount of signing bonuses paid which remained subject to adjustment at March 31, 2008 and December 31, 2007 was $45.3 million and $41.8 million, respectively.

The deferred acquisition cost is accrued over the first year of merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss for the three months ended March 31, 2008 or the year ended December 31, 2007.

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

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.2 million at March 31, 2008 and December 31, 2007.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 to 2  1/2 years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During the three months ended March 31, 2008 and 2007 we made buyout payments of approximately $1.2 million and $2.2 million, respectively, and during the 2007 full year, we made buyout payments of approximately $8.8 million. We expect to make buyout payments in the future, subject to available cash, as such buyouts reduce the monthly payments we will have to make to our salespersons for such merchants in the future.

Merchant Deposits and Loss Reserves

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder’s dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. If the Relationship Manager who installed the merchant is still employed by us, that Relationship Manager bears a portion of this loss through a reduction in our payment of residual commissions or signing bonuses to such Relationship Manager. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At March 31, 2008 and December 31, 2007, we held merchant deposits totaling $15.0 million, and $14.1 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent processing volume. At March 31, 2008 and December 31, 2007, our loss reserve totaled $737,000 and $663,000 respectively. Aggregate bank card merchant losses, including losses charged to operations and the loss reserve, were $1.4 million and $476,000 for the three months ended March 31, 2008 and 2007, respectively, and were $2.8 million for the year ended December 31, 2007.

Stock Options

We adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) on January 1, 2006. This statement requires companies to expense employee share-based payments under the fair value method. Pursuant to SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. We elected to adopt the modified-prospective-transition method, as provided by SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this transitional method, we are required to record compensation expense for all awards granted after the date of adoption using grant-date fair value estimated in accordance with the provisions of SFAS No. 123R and for the unvested portion of previously granted awards using the grant-date fair value estimated in accordance with the provisions of SFAS No. 123.

We estimate the grant date fair value of the stock options we issue using a Black-Scholes valuation model. We determine an expected volatility assumption by referencing the average volatility experienced by six of our public company peers. We used an average of a peer group because we do not have sufficient historical volatility data related to market trading of our own common stock. We estimate the expected life of a stock option based on the simplified method for “plain-vanilla” stock options as provided by the staff of the SEC in Staff Accounting Bulletins 107 and 110. The simplified method is used because, at this point, we do not have sufficient historical information to develop reasonable expectations about future exercise patterns. Our dividend yield assumption is based on actual dividends expected to be paid over the expected life of the stock option. Our risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option. The weighted-average fair value of options we granted during the three months ended March 31, 2008, and the years ended December 31, 2007 and 2006 were $5.50, $7.64 and $9.25, respectively. The fair value of options granted during the three months ended March 31, 2008, and the years ended December 31, 2007 and 2006 was estimated at the grant date using the following weighted average assumptions:

	2008	2007	2006
Expected volatility	35%	31%	41%
Expected life	2.5 to 3.75 years	2.5 to 3.75 years	2.5 to 3.75 years
Dividends	1.20%	0.90%	0.40%
Risk-free interest rate	2.27%	4.29%	4.79%

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

The FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN No. 48”), in June 2006. FIN No. 48 clarifies the accounting for the recognition and measurement of tax benefits associated with uncertain tax positions and defines criterion that an individual tax position must meet for any part of that position to be recognized or continue to be recognized in the financial statements. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. We adopted FIN No. 48 on January 1, 2007 and as a result, recognized a $0.8 million reserve for unrecognized tax benefits related to uncertain tax positions as a liability on our consolidated balance sheet, increased deferred tax assets by $0.3 million and recorded a cumulative effect adjustment to Retained Earnings of $0.5 million on January 1, 2007. At March 31, 2008, our reserve for unrecognized tax benefits related to uncertain tax positions was $1.2 million.

We have not recorded any unrecognized tax benefits that would be reasonably possible to significantly increase or decrease within 12 months of the reporting date. As of March 31, 2008, a total of $0.8 million unrecognized tax benefit would, if recognized, impact the effective tax rate.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Three Months Ended March 31, 2008	% of Total Revenue	Three Months Ended March 31, 2007	% of Total Revenue	Change
					Amount	%
Total Revenues	$339,619	100.0%	$284,212	100.0%	$55,407	19.5%
Costs of Services:
Interchange	245,277	72.2%	205,337	72.2%	39,940	19.5%
Dues and assessments	12,342	3.6%	10,459	3.7%	1,883	18.0%
Processing and servicing	36,929	10.9%	31,330	11.0%	5,599	17.9%
Customer acquisition costs	11,450	3.4%	10,391	3.7%	1,059	10.2%
Depreciation and amortization	1,910	0.6%	1,724	0.6%	186	10.8%

Total costs of services	307,908	90.7%	259,241	91.2%	48,667	18.8%
General and administrative	17,174	5.1%	14,299	5.0%	2,875	20.1%

Total expenses	325,082	95.7%	273,540	96.2%	51,542	18.8%

Income from operations	14,537	4.3%	10,672	3.8%	3,865	36.2%

Other income (expense):
Interest income	300	0.1%	459	0.2%	(159)	(34.6)%
Interest expense	(346)	(0.1)%	(112)	—	(234)	208.9%
Other, net	(80)	—	(95)	—	15	(15.8)%

Total other income (expense)	(126)	—	252	0.1%	(378)	(150.0)%

Income before income taxes	14,411	4.2%	10,924	3.8%	3,487	31.9%
Provision for income taxes	5,434	1.6%	4,072	1.4%	1,362	33.4%

Net income	$8,977	2.6%	$6,852	2.4%	$2,125	31.0%

Total Revenues. Total revenues increased by 19.5%, from $284.2 million in the three months ended March 31, 2007 to $339.6 million in the three months ended March 31, 2008, primarily as a result of a $53.0 million, or 19.2%, increase in processing revenues. The breakout of our total revenues for the three months ended March 31, 2008 and 2007 was as follows (in thousands of dollars):

	Three Months Ended March 31,		Change from Prior Year
	2008	2007	Amount	%
Processing revenues, gross(a)	$329,788	$276,750	$53,038	19.2%
Payroll processing revenues	3,831	2,725	1,106	40.6%
Equipment-related income	6,000	4,737	1,263	26.7%

Total Revenues	$339,619	$284,212	$55,407	19.5%

(a)	Includes Visa and MasterCard bankcard processing revenues, AMEX fees, Discover fees, check processing fees, customer service fees and other miscellaneous revenue.

The increase in processing revenues from $276.8 million in the three months ended March 31, 2007 to $329.8 million in the three months ended March 31, 2008 was primarily due to higher bank card processing volume. Our bank card processing volume for the three months ended March 31, 2008 increased 18.3% to $13.2 billion, compared to $11.2 billion for the three months ended March 31, 2007. The increase in bank card processing volume was primarily attributable to a net increase in bank card merchant accounts, with the number of bank card merchant accounts growing by approximately 14.2% from 139,150 as of March 31, 2007 to 158,900 as of March 31, 2008. The increase in new bank card merchant accounts during this period was primarily the result of the growth in our sales force, combined with improved production from our existing sales force as previous additions to the sales force gain experience and seasoning.

Payroll processing revenues increased by 40.6%, from $2.7 million in the three months ended March 31, 2007 to $3.8 million in the three months ended March 31, 2008, primarily due to the 39.4% increase in the number of payroll processing customers from 5,046 at March 31, 2007 to 7,032 at March 31, 2008. Payroll processing revenues include processing fees and the interest income we earn on funds held for customers. Payroll processing fees increased by 45.8% from $2.5 million in the three months ended March 31, 2007 to $3.7 million in the three months ended March 31, 2008, while interest income earned on funds held for customers decreased by 21.6% from $212,000 in the three months ended March 31, 2007 to $166,000 in the three months ended March 31, 2008 due to the currently lower interest rate environment.

Equipment-related income increased by 26.7%, from $4.7 million in the three months ended March 31, 2007 to $6.0 million in the three months ended March 31, 2008, primarily due to growth in equipment sale revenues to new bank card merchants and the addition of revenues from our October 19, 2007 acquisition of General Meters Corporation campus payments solutions business. Revenues from prepaid card and stored-value card systems at our Debitek, Inc. subsidiary for the three months ended March 31, 2008 declined from the three months ended March 31, 2007.

Costs of services. Costs of services increased 18.8% from $259.2 million in the three months ended March 31, 2007 to $307.9 million in the three months ended March 31, 2008, due primarily to an increase in interchange fees. Costs of services represented 90.7% of total revenues in the three months ended March 31, 2008, down from 91.2% in the three months ended March 31, 2007.

Interchange fees increased 19.5% from $205.3 million in the three months ended March 31, 2007 to $245.3 million in the three months ended March 31, 2008, and represented 72.2% of total revenues in the three months ended March 31, 2008 and 2007. The increase in interchange fees was primarily due to higher bank card processing volume in the three months ended March 31, 2008.

Dues and assessments increased 18.0% from $10.5 million in the three months ended March 31, 2007 to $12.3 million in the three months ended March 31, 2008, also as the result of increased bank card processing volume. Dues and assessments were 3.6% of total revenues in the three months ended March 31, 2008, compared to 3.7% in the three months ended March 31, 2007.

Net revenue, which we define as total revenues less interchange fees and dues and assessments, increased 19.9% from $68.4 million in the three months ended March 31, 2007 to $82.0 million in the three months ended March 31, 2008.

Processing and servicing expense for the three months ended March 31, 2008 increased by $5.6 million, or 17.9%, compared with the three months ended March 31, 2007. The increase in processing and servicing expense included $1.3 million of higher chargeback losses during the three months ended March 31, 2008 as more merchants went out of business due to weak economic conditions. The increase was also due to costs associated with the increased bank card processing volume and increases in the costs of operating our service center, particularly the costs of support personnel, including field servicing managers, and depreciation and amortization.

As a percentage of total revenue, processing and servicing expense decreased to 10.9% for the three months ended March 31, 2008 compared with 11.0% for the three months ended March 31, 2007. The decrease in processing and servicing as a percentage of total revenue for the three months ended March 31, 2008 reflects continued leveraging of our lower cost internally developed front-end processing system, HPS Exchange, and cost savings associated with our back-end processing system, Passport. Transactions processed on HPS Exchange represented approximately 81% of our total processing transactions during the three months ended March 31, 2008, compared to 71% during the three months ended March 31, 2007. We expect the increasing share of HPS Exchange in our total bank card merchant base to continue in the future.

Included in processing and servicing expense was $1.1 million of payroll processing costs in the three months ended March 31, 2008, an increase of 57.2% from $0.7 million recorded in the three months ended March 31, 2007. This increase was primarily due to the 39.4% increase in the number of payroll processing customers from 5,046 at March 31, 2007 to 7,032 at March 31, 2008.

Customer acquisition costs increased 10.2% from $10.4 million in the three months ended March 31, 2007 to $11.5 million in the three months ended March 31, 2008. An increase in amortization of signing bonuses, mostly as a result of growth in new merchant accounts and our current practice of paying newly hired Relationship Managers a higher signing bonus percentage in exchange for reduced future residual commissions, was primarily responsible for the increase in the customer acquisition costs. The increase in the accrued buyout liability for the three months ended March 31, 2008 was lower than the prior year three-month period due to slower same stores sales growth and higher merchant attrition, including merchants who have gone out of business. Customer acquisition costs for the three months ended March 31, 2008 and 2007 included the following components (in thousands of dollars):

	Three Months Ended March 31,
	2008	2007
Amortization of signing bonuses, net	$8,912	$6,890
Amortization of capitalized customer deferred acquisition costs	3,609	3,172
Increase in accrued buyout liability	2,663	3,384
Capitalized customer deferred acquisition costs	(3,734)	(3,055)

Total Customer Acquisition Costs	$11,450	$10,391

Depreciation and amortization expenses increased 10.8% to $1.9 million in the three months ended March 31, 2008. The increase was primarily due to the purchase of information technology equipment to support the network and the continuing development of HPS Exchange and Passport. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over three to five years. The amount capitalized increased from $1.1 million in the three months ended March 31, 2007 to $1.4 million in the three months ended March 31, 2008. The total amount of capitalized costs for projects placed in service in the three months ended March 31, 2008 and 2007 was $76,000 and $79,000, respectively.

General and administrative. General and administrative expenses increased 20.1%, from $14.3 million in the three months ended March 31, 2007 to $17.2 million in the three months ended March 31, 2008. The increase was primarily due to adding personnel costs and marketing initiatives to continue building our corporate, information technology and marketing infrastructure, which are necessary to support our growth and our marketing and product development initiatives. General and administrative expenses as a percentage of total revenue for the three months ended March 31, 2008 was 5.1%, an increase from 5.0% for the three months ended March 31, 2007.

Our payroll operation’s general and administrative expenses increased by 25.9%, from $0.9 million in the three months ended March 31, 2007 to $1.2 million in the three months ended March 31, 2008.

Income from operations. For the reasons described above, our income from operations, which we also refer to as operating income, grew from $10.7 million for the three months ended March 31, 2007 to $14.5 million for the three months ended March 31, 2008. Our operating margin, which is measured as operating income divided by net revenue, was 17.7% for the three months ended March 31, 2008, compared to 15.6% for the three months ended March 31, 2007.

Interest income. Interest income decreased from $459,000 in the three months ended March 31, 2007 to $300,000 in the three months ended March 31, 2008, due primarily to lower interest rates and the use of cash to acquire CPOS and repurchase treasury stock (see “—Liquidity and Capital Resources” for more detail).

Interest expense. Interest expense for the three months ended March 31, 2008 of $346,000 increased from interest expense of $112,000 for the three months ended March 31, 2007. Most of our interest expense arises from the practice of having our sponsor banks advance interchange fees to most of our merchants. These advances to our merchants are funded first with our cash available for investment, then by incurring a payable to our sponsor banks when that cash has been expended. We pay the sponsor banks the prime rate on these payables. The increase in interest expense for the three months ended March 31, 2008 was due to funding fewer advances to our merchants with our cash, and borrowing $20.0 million under our revolving line of credit within the three-month period.

Other, net. Other, net for the three months ended March 31, 2008 included a write down of $103,000 on a fixed-income bond fund.

Income Tax. Income taxes for the three months ended March 31, 2008 were $5.4 million, reflecting an effective tax rate of 37.7%. This compares to an effective tax rate of 37.3% for the three months ended March 31, 2007, which resulted in income tax expense of $4.1 million. The higher effective tax rate for the three months ended March 31, 2008 was due to increases in state income tax rates.

Net income. As a result of the above factors, net income increased from $6.9 million for the three months ended March 31, 2007 to $9.0 million for the three months ended March 31, 2008.

Balance Sheet Information

	March 31, 2008	December 31, 2007
	(in thousands)
Selected Balance Sheet Data

Cash and cash equivalents	$32,501	$35,508
Funds held for payroll customers	26,761	24,201
Receivables, net	124,044	122,613
Current tax asset	692	5,449
Capitalized customer acquisition costs, net	73,143	70,498
Property and equipment, net	51,231	50,248
Goodwill	14,542	5,489
Total assets	338,037	329,189

Due to sponsor banks	68,042	49,798
Accounts payable	18,655	20,495
Deposits held for payroll customers	26,761	24,201
Accrued buyout liability:
Current portion	11,023	11,521
Long term portion	28,203	26,252
Total liabilities	183,766	163,520
Total stockholders’ equity	154,271	165,669

March 31, 2008 Compared to December 31, 2007

Total assets increased $8.8 million, or 2.7%, to $338.0 million at March 31, 2008 from $329.2 million at December 31, 2007, primarily due to increases in goodwill, funds held for payroll customers, receivables, and capitalized customer acquisition costs. Cash and cash equivalents declined by $3.0 million or 8.5% primarily as the result of cash used to acquire CPOS and repurchase treasury stock (see “—Liquidity and Capital Resources” for more detail).

The $9.1 million increase in goodwill at March 31, 2008 was due to our March 3, 2008 acquisition of CPOS for a net cash payment of $10.0 million.

Funds held for payroll customers increased $2.6 million, or 10.6%, to $26.8 million at March 31, 2008 from $24.2 million at December 31, 2007 due to increased tax escrow funds generated in our payroll processing activities. Our liability for deposits held for payroll customers increased by the same amount. At March 31, 2008, we processed payroll for 7,032 customers, an increase of 13.3% over the 6,209 payroll customers at December 31, 2007.

Our receivables primarily result from our practice of advancing interchange fees to most of our merchants during the processing month and collecting those fees from our merchants at the beginning of the following month. We use our available cash to fund a portion of the advances of interchange fees to our merchants, then as our available cash has been expended, we direct our sponsor banks to make the advances, thus generating a payable to our sponsor banks. At March 31, 2008 and December 31, 2007, we used $19.0 million and $37.9 million, respectively, of our available cash to fund merchant advances. The amount due to our sponsor banks for funding advances was $68.0 million at March 31, 2008 and $49.8 million at December 31, 2007. The payable to our sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. Our total receivables increased $1.4 million, or 1.2%, to $124.0 million at March 31, 2008 from $122.6 million at December 31, 2007 mostly due to higher monthly bank card processing volume in 2008. For the month of March 2008, our processing volume was $4.8 billion, compared to $4.7 billion of processing volume in the month of December 2007.

Capitalized customer acquisition costs increased $2.6 million, or 3.8%, from December 31, 2007 as a result of increases in the number of merchants we service.

Our current tax asset was $0.7 million at March 31, 2008, a decrease of $4.8 million from December 31, 2007. The decrease was primarily due to the tax liability we recorded for our income tax provision during the three months ended March 31, 2008. Partially offsetting this decrease were tax benefits of $0.3 million we recorded as the result of employee stock option exercises during the three months ended March 31, 2008. These tax benefits reflect tax deductions which accrued to us when our employees exercised non-qualified stock options and made disqualifying dispositions of shares acquired through the exercise of incentive stock options.

Total stockholders’ equity decreased $11.4 million from December 31, 2007 primarily due to repurchasing $18.0 million of treasury shares and declaring $3.4 million in dividends on our common stock. Our net income of $9.0 million recorded for the three months ended March 31, 2008 partially offset these declines. On February 28, 2008, our Board of Directors resolved to retire all common shares repurchased and include the retired shares in our authorized and unissued shares. Until February 28, 2008, the final disposition of the repurchased shares had not been decided. The excess of the purchase price of the treasury stock over the stated value was allocated between additional paid-in capital and retained earnings. The pro rata portion of additional paid-in capital related to the treasury stock was not sufficient to fully absorb the cost of the treasury stock and the amount of the resulting charge to retained earnings created an accumulated deficit as of March 31, 2008.

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

On May 2, 2008, we signed a definitive agreement to acquire the Network Services business of Alliance Data Systems Corporation for a cash payment of $77.5 million plus net working capital on the closing date. The acquisition will be financed through a combination of cash on hand and our credit facilities. We believe the acquisition will be non-dilutive to earnings in 2008 and accretive thereafter. The acquisition is expected to close within 30 days of signing the definitive agreement, subject to customary regulatory approvals. The Network Services acquisition will provide us with a substantial portfolio of merchants in the petroleum industry segment. Alliance Data’s Network Services handled over $17 billion of total annual bank card processing volume and 604 million transactions in 2007. In addition to Visa and MasterCard transactions, Network Services handles a wide range of payment transactions for its predominantly petroleum customer base, including providing approximately 2.6 billion transaction authorizations each year.

On March 3, 2008, we acquired a majority interest in Collective Point of Sale Solutions Ltd. (“CPOS”) for a net cash payment of $10.0 million. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions. This acquisition provides us an entrée into the Canadian credit and debit card processing market. We are now able to service merchants that have locations in both the United States and Canada. We do not expect the acquisition of CPOS to have a material impact on our 2008 revenues or net income. On October 19, 2007, we acquired General Meters Corporation (“General Meters”) for a net cash payment of $6.0 million. The General Meters acquisition provided us with a ready customer base of colleges and universities for our campus card product. General Meters was combined with our subsidiary Debitek Inc., which provides prepaid card and stored value solutions.

Our cash needs are funded primarily by cash flow from our operating activities and our agreement with our sponsor banks to fund merchant advances. We believe that our current cash and investment balances, cash generated from operations and our agreement with our sponsor banks to fund merchant advances will provide sufficient liquidity to meet our anticipated needs for capital for at least the next twelve months, and currently anticipate no liquidity challenges over a longer term. On September 5, 2007, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders to create a revolving credit facility. We can use this revolving credit facility to finance our new service center, acquisitions, our other working capital needs and for general corporate purposes. See “— Revolving Credit Facility” for more details.

Our working capital, defined as current assets less current liabilities, was positive at March 31, 2008 and December 31, 2007. Working capital at March 31, 2008 declined by $22.5 million from December 31, 2007 primarily due to applying net cash of $10.0 million to acquire CPOS and $18.0 million to repurchase treasury stock. Each funding source and use is described in more detail below.

At March 31, 2008, we had cash and cash equivalents totaling $32.5 million, compared to cash and cash equivalents of $35.5 million at December 31, 2007.

Cash Flow Provided by Operating Activities. We reported net cash provided by operating activities of $31.1 million in the three months ended March 31, 2008, compared to net cash provided by operating activities of $12.7 million in the three months ended March 31, 2007. The most significant contributor to the increase in cash provided by operating activities for the three months ended March 31, 2008 was an increase in due to sponsor banks. Also contributing favorably to cash provided by operating activities was our net income for the three-month period as adjusted for depreciation and amortization, additions to loss reserves, provision for doubtful receivables, share-based compensation expense, and deferred taxes.

Other major determinants of operating cash flow are net signing bonus payments, which consume increasing amounts of operating cash as our new merchant installation activity rises, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout liability” for more information. Net signing bonuses of $11.4 million and $9.5 million, respectively, were paid in the three months ended March 31, 2008 and 2007. In the three months ended March 31, 2008 and 2007, we reduced the accrued buyout liability by making buyout payments of $1.2 million and $2.2 million, respectively.

Contained within other changes in operating assets and liabilities are the changes in our receivables and due to sponsor banks. We use our available cash to fund a portion of the advances of interchange fees we make to our merchants. Advances of interchange fees, which generate a receivable from our merchants, are funded first from our available cash, then by incurring a payable to our sponsor banks when that cash has been expended. The payable to the sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. During the three months ended March 31, 2008, our receivables increased $1.2 million, while we increased our payable to sponsor banks by $18.2 million. The increase in the March 31, 2008 payable to sponsor banks was applied in funding the $10.0 million net cash purchase price to acquire CPOS and the $18.0 million cost to repurchase treasury stock during the three months ended March 31, 2008.

Our reported cash flow from operating activities for both periods was impacted by the cash flow reporting requirements of SFAS No. 123R and SFAS No. 95, Statement of Cash Flow, as amended. These statements require the amount of tax benefits resulting from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options in excess of the amount of SFAS No. 123R compensation cost recognized (referred to as “excess tax benefits” in this document), to be classified as a cash inflow from financing activities on our Statement of Cash Flow and a cash outflow from operating activities. For the three months ended March 31, 2008 and 2007, our operating cash flow was reduced by the classification of $0.3 million and $2.0 million, respectively, of excess tax benefits as cash inflow from financing activities.

Cash Flow Used in Investing Activities. Net cash used in investing activities was $13.5 million for the three months ended March 31, 2008, compared to $5.7 million for the three months ended March 31, 2007. In March 2008, we acquired CPOS for a net cash payment of $10.0 million. During each three-month period, we used cash to fund capital expenditures. Total capital expenditures for the three months ended March 31, 2008 were $3.4 million, compared to $5.7 million invested in the three months ended March 31, 2007. Capital expenditures include costs related to construction of our new Service Center facility, which commenced in 2006 and completed Phase I in December 2007. During the three months ended March 31, 2008 and 2007, we spent cash of $1.1 million and $3.4 million, respectively, on our new Service Center. See “—Contractual Obligations” for more detail regarding cumulative cash outlays and expected future funding requirements related to our new Service Center. We also continued building our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and Passport. We anticipate that these expenditures will continue near current levels as we further develop our technology.

Cash Flow (Used In) Provided by Financing Activities. Net cash used by financing activities was $20.3 million for the three months ended March 31, 2008, which compares to net cash provided by financing activities of $1.8 million for the three months ended March 31, 2007. See “— Common Stock Repurchases” for more information on our common stock repurchases authorization. Cash flow from financing activities for the three months ended March 31, 2007 was positive primarily due to excess tax benefits arising from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options.

We used $18.0 million of cash to repurchase 781,584 shares of our common stock during the three months ended March 31, 2008, compared to $625,000 of cash to repurchase 25,000 shares of our common stock during the three months ended March 31, 2007. During the three months ended March 31, 2008 and 2007, employees exercised stock options generating cash proceeds in the aggregate of $0.8 million and $2.4 million, respectively. Cash proceeds received from the exercise of employee stock options were applied to repurchase shares of our common stock.

Cash dividends paid in the three months ended March 31, 2008 were $3.4 million, compared to dividends declared of $1.9 million in the three months ended March 31, 2007. See “— Dividends on Common Stock” for more information on our common stock dividends.

Financing cash for both periods were favorably impacted by excess tax benefits which resulted from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options. During the three months ended March 31, 2008 and 2007, we reported as a financing cash inflow, $0.3 million and $2.0 million, respectively of excess tax benefits resulting from employees exercising stock options. See “— Cash Flow Provided by (Used in) Operating Activities” for more detail.

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

We can use this Revolving Credit Facility to finance our new service center, acquisitions, our other working capital needs and for general corporate purposes. During the three months ended March 31, 2008, the Company borrowed $20.0 million under this facility and repaid that amount by March 31, 2008.

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

Under these authorizations, we repurchased an aggregate of 2,574,284 shares of our common stock during the years ended December 31, 2006 and 2007 and the three months ended March 31, 2008 at a cost of $61.9 million, or $24.04 per share.

During the three months ended March 31, 2008 and 2007, we repurchased 781,584 shares and 25,000 shares, respectively, of our common stock at average per share costs of $23.02 and $25.02. At March 31, 2008, we have remaining authorization to repurchase up to 525,716 additional shares of our common stock.

Dividends on Common Stock. The following table summarizes quarterly cash dividends declared and paid on our common stock during 2008 and 2007:

Date Declared	Record Date	Date paid	Amount Paid Per Common Share
Three Months Ended March 31, 2008:
February 13, 2008	February 28, 2008	March 15, 2008	$0.09

Twelve Months Ended December 31, 2007:
February 12, 2007	February 23, 2007	March 15, 2007	$0.05
May 3, 2007	May 25, 2007	June 15, 2007	$0.05
July 30, 2007	August 24, 2007	September 15, 2007	$0.075
October 31, 2007	November 23, 2007	December 15, 2007	$0.075

On April 30, 2008, our Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock, payable on June 15, 2008 to stockholders of record as of May 23, 2008.

Contractual Obligations. The Visa and MasterCard networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of our transactions involve the delivery of the product or service at the time of the transaction, a good estimate of our exposure to chargebacks is the last four months’ processing volume on our portfolio, which was $17.9 billion for the four months ended March 31, 2008 and December 31, 2007. However, for the four months ended March 31, 2008 and December 31, 2007, we were presented with $10.0 million and $10.5 million, respectively, of chargebacks by issuing banks. In the three months ended March 31, 2008 and the 2007 full year, we incurred bankcard merchant credit losses of $1.4 million and $2.8 million, respectively, on total dollar volume processed of $13.2 billion and $51.9 billion, respectively. These credit losses are included in processing and servicing expense in our consolidated statements of income.

The following table reflects our significant contractual obligations as of March 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Processing providers (a)	$6,529	$6,262	$267	$—	$—
Telecommunications providers	4,690	2,690	2,000	—	—
Office and equipment leases	12,618	2,286	3,920	3,344	3,068
Land, construction and equipment (b)	15,794	13,164	2,630	—	—

	$39,631	$24,402	$8,817	$3,344	$3,068

(a)	We have agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. Our agreements with third-party processors may require us to submit a minimum monthly number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay them the fees that they would have received if we had submitted the required minimum number or volume of transactions.
(b)	These amounts relate to contractual commitments we have for developing land and constructing our new Service Center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with the development of this site. Through March 31, 2008, we have spent approximately $31.5 million of our cash on our new Service Center, including $1.7 million to acquire land, and over the next twelve to fifteen months we expect to spend approximately $22 million more on its development, including the contractual obligations in the above table.

In addition, we record a payable to our sponsor banks each month in conjunction with our monthly processing activities. This amount was $68.0 million as of March 31, 2008. This amount is repaid on the first business day of the following month out of the fees collected from our merchants.

Unrecognized Tax Benefits. At March 31, 2008, we had gross tax effected unrecognized tax benefits of approximately $1.2 million. See “— Critical Accounting Estimates — Income Taxes.” As of March 31, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits has been excluded from the above commitment and contractual obligations table.

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

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our primary market risk exposure is to changes in interest rates. During each month, KeyBank advances interchange fees to most of our merchants so that during the month we apply a portion of our available cash to fund these advances and we build up a significant payable to KeyBank, bearing interest at the prime rate. At March 31, 2008, our payable to KeyBank was $68.0 million. This advance is repaid on the first business day of the following month out of fee collections from our merchants. During the quarter ended March 31, 2008 the average daily interest-bearing balance of that payable was approximately $17.9 million. Based on this average payable, a hypothetical 100 basis point change in short-term interest rates would result in a change of approximately $179,000 in annual pre-tax income.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities of up to three years. At March 31, 2008, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $44,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $34,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $44,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $34,000.

Foreign Currency Risk. While substantially all of our business is conducted in U.S. dollars, our Canadian processing subsidiary, CPOS, conducts its operations in Canadian dollars. Consequently, a portion of CPOS’ revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our CPOS subsidiary. We have not hedged our translation risk on foreign currency exposure. For the three months ended March 31, 2008, foreign currency exposures had an immaterial impact on our revenues and our net income. At March 31, 2008, fluctuations in exchange rates on CPOS’ assets and liabilities reduced our Other Comprehensive Income by $259,000.

We do not hold or engage in the trading of derivative financial, commodity or foreign exchange instruments.

Office Facilities

At March 31, 2008, we owned one facility and leased nine facilities, which we use for operational, sales and administrative purposes.

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

We also lease the following facilities as of March 31, 2008:

Location	Square Feet	Expiration
Alpharetta, GA	3,008	November 30, 2010
Chattanooga, Tennessee	9,461	January 31, 2009
Cleveland, Ohio	15,940	June 30, 2012
Colorado Springs, Colorado	11,968	June 30, 2008
Frisco, Texas	18,456	October 31, 2008
Jeffersonville, Indiana	27,040	between March 31, 2009 and April 30, 2009
Phoenix, Arizona	1,284	September 30, 2008
Plano, Texas	26,988	May 31, 2015

Each of these leases is renewable, except Frisco, Texas. The Frisco facility is being replaced by the Plano, Texas facility. The leased facility in Jeffersonville is being replaced by our new service center.

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

Changes in Internal Controls

During the quarter ended March 31, 2008, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

There have been no material changes in our Risk Factors as previously reported in our annual report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 13, 2006, our Board of Directors authorized management to repurchase up to the lesser of (a) 1,000,000 shares of our common stock or (b) $25,000,000 worth of our common stock in the open market. On August 1, 2006, our Board of Directors authorized management to repurchase up to 1,000,000 shares of our common stock in the open market using the proceeds from the exercise of stock options. On May 3, 2007, the Board of Directors eliminated the restriction in the August 1, 2006 repurchase authorization which required management to use only proceeds from the issuance of stock options for repurchases, and increased the total remaining authorized number of shares to be repurchased to 2,000,000. As of March 31, 2008, we had remaining authorization to purchase shares of our common stock. We intend to use these authorizations to repurchase shares opportunistically as a means of offsetting dilution from shares issued upon the exercise of options under employee benefit plans, and to use cash to take advantage of declines in the Company’s stock price. We have no obligation to repurchase shares under the authorization, and the specific timing and amount of the stock repurchase will vary based on market conditions, securities law limitations and other factors. The stock repurchase will be executed utilizing general corporate funds.

The following table presents information with respect to those purchases of our common stock made during the three months ended March 31, 2008:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 — 31, 2008	352,584	$24.15	352,584		954,716
February 1 — 29, 2008	429,000	22.10	429,000		525,716
March 1 — 31, 2008	—	—	—		525,716

	781,584	$23.02	781,584	(a)

(a)	Total number of shares purchased as part of publicly announced plans was 2,574,284 shares at an average price of $24.04 per share.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2008

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