Form 10-Q
period 2008-06-30
HEARTLAND PAYMENT SYSTEMS INC
filed 2008-08-08
CIK 1144354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO

As of August 4, 2008, there were 37,509,542 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$40,142	$35,508
Funds held for payroll customers	22,651	24,201
Receivables, net	156,276	122,613
Investments held to maturity	1,141	1,119
Inventory	7,721	5,383
Prepaid expenses	4,653	3,478
Current tax asset	4,739	5,449
Current deferred tax assets, net	835	690

Total current assets	238,158	198,441
Capitalized customer acquisition costs, net	76,376	70,498
Deferred tax assets, net	1,517	3,878
Property and equipment, net	59,403	50,248
Goodwill	58,774	5,489
Intangible assets, net	34,352	481
Deposits and other assets, net	202	154

Total assets	$468,782	$329,189

Liabilities and stockholders’ equity
Current liabilities:
Due to sponsor banks	$98,182	$49,798
Accounts payable	26,138	20,495
Deposits held for payroll customers	22,651	24,201
Current portion of borrowings	56,250	—
Current portion of accrued buyout liability	11,006	11,521
Merchant deposits and loss reserves	19,028	14,757
Accrued expenses and other liabilities	22,045	15,266

Total current liabilities	255,300	136,038
Reserve for unrecognized tax benefits	1,391	1,230
Long-term portion of borrowings	18,750	—
Long-term portion of accrued buyout liability	29,015	26,252

Total liabilities	304,456	163,520

Commitments and contingencies (Note 12)	—	—

Stockholders’ equity
Common Stock, $0.001 par value, 100,000,000 shares authorized, 37,448,752 and 39,804,322 shares issued at June 30, 2008 and December 31, 2007; 37,448,752 and 37,989,622 shares outstanding at June 30, 2008 and December 31, 2007	38	40
Additional paid-in capital	165,155	173,346
Accumulated other comprehensive loss	(252)	(62)
(Accumulated deficit) Retained earnings	(615)	36,729
Treasury stock, at cost (1,814,700 shares at December 31, 2007)	—	(44,384)

Total stockholders’ equity	164,326	165,669

Total liabilities and stockholders’ equity	$468,782	$329,189

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total Revenues	$394,554	$333,445	$734,173	$617,657

Costs of Services:
Interchange	282,377	245,225	527,654	450,562
Dues and assessments	14,152	12,398	26,494	22,857
Processing and servicing	45,953	32,764	82,882	64,094
Customer acquisition costs	12,274	11,383	23,724	21,774
Depreciation and amortization	2,465	1,661	4,375	3,385

Total costs of services	357,221	303,431	665,129	562,672
General and administrative	18,289	13,735	35,463	28,034

Total expenses	375,510	317,166	700,592	590,706

Income from operations	19,044	16,279	33,581	26,951

Other income (expense):
Interest income	169	517	469	976
Interest expense	(751)	(233)	(1,097)	(345)
Loss on investment	—	—	(103)	—
Other, net	1	5	24	(90)

Total other income (expense)	(581)	289	(707)	541

Income before income taxes	18,463	16,568	32,874	27,492
Provision for income taxes	6,994	6,166	12,428	10,238

Net income	$11,469	$10,402	$20,446	$17,254

Net income	$11,469	$10,402	$20,446	$17,254
Other comprehensive income:
Unrealized gains (losses) on investments, net of income tax of $(3), $(4), $9 and $(2)	(6)	(7)	15	(4)
Foreign currency translation adjustment, net of income tax of $37 and $(124)	54	—	(205)	—

Comprehensive income	$11,517	$10,395	$20,256	$17,250

Earnings per common share:
Basic	$0.31	$0.28	$0.55	$0.46
Diluted	$0.30	$0.26	$0.53	$0.43

Weighted average number of common shares outstanding:
Basic	37,387	37,653	37,464	37,580
Diluted	38,688	39,863	38,755	39,919

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Six Months Ended June 30, 2007:
Balance, January 1, 2007	37,406	$38	$153,997	$(21)	$10,804	$(25,525)	$139,293

Cumulative effect of change in accounting principal – FIN No. 48	—	—	—	—	(514)	—	(514)
Issuance of Common Stock – options exercised	645	1	4,545	—	—	—	4,546
Excess tax benefit on stock options exercised under SFAS No. 123R	—	—	3,820	—	—	—	3,820
Repurchase of Common Stock	(607)	—	—	—	—	(15,307)	(15,307)
Stock-based compensation under SFAS No. 123R	—	—	801	—	—	—	801
Accumulated other comprehensive income	—	—	—	(4)	—	—	(4)
Dividends on Common Stock	—	—	—	—	(3,757)	—	(3,757)
Net income for the period	—	—	—	—	17,254	—	17,254

Balance June 30, 2007	37,444	$39	$163,163	$(25)	$23,787	$(40,832)	$146,132

Six Months Ended June 30, 2008:
Balance, January 1, 2008	37,990	$40	$173,346	$(62)	$36,729	$(44,384)	$165,669

Issuance of Common Stock – options exercised	241	—	1,783	—	—	—	1,783
Excess tax benefit on stock options exercised under SFAS No. 123R	—	—	562	—	—	—	562
Repurchase of Common Stock	(782)	—	—	—	—	(17,995)	(17,995)
Retirement of Treasury Stock	—	(2)	(11,311)	—	(51,066)	62,379	—
Stock-based compensation under SFAS No. 123R	—	—	775	—	—	—	775
Accumulated other comprehensive income:
Unrealized gains on investments	—	—	—	15	—	—	15
Foreign currency translation adjustment	—	—	—	(205)	—	—	(205)
Dividends on Common Stock	—	—	—	—	(6,724)	—	(6,724)
Net income for the period	—	—	—	—	20,446	—	20,446

Balance June 30, 2008	37,449	$38	$165,155	$(252)	$(615)	$—	$164,326

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$20,446	$17,254
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	25,873	21,253
Other depreciation and amortization	5,882	4,254
Addition to loss reserves	2,767	1,122
Provision for doubtful receivables	1,395	216
Stock-based compensation	775	801
Deferred taxes	2,292	90
Loss on investment	103	—
Other	4	172
Changes in operating assets and liabilities:
Increase in receivables	(15,686)	(11,558)
Decrease (increase) in inventory	899	(625)
Payment of signing bonuses, net	(24,104)	(21,639)
Increase in capitalized customer acquisition costs	(7,647)	(6,729)
Increase in prepaid expenses	(600)	(711)
Decrease in current tax asset	1,286	5,284
Increase in deposits and other assets	(43)	(9)
Excess tax benefits on options exercised under SFAS No. 123R	(811)	(3,820)
Increase in reserve for unrecognized tax benefits	160	476
Increase in due to sponsor bank	48,383	25,284
Increase in accounts payable	4,697	3,165
(Decrease) increase in accrued expenses and other liabilities	(824)	1,917
Decrease in merchant deposits and loss reserves	(706)	(1,161)
Payouts of accrued buyout liability	(3,250)	(4,746)
Increase in accrued buyout liability	5,498	7,250

Net cash provided by operating activities	66,789	37,540

Cash flows from investing activities
Purchase of investments held to maturity	(46)	(1,330)
Maturities of investments held to maturity	250	265
Decrease (increase) in funds held for payroll customers	1,245	(3,930)
(Decrease) increase in deposits held for payroll customers	(1,549)	3,828
Acquisition of business, net of cash acquired	(102,544)	(300)
Purchases of property and equipment	(12,375)	(13,993)

Net cash used in investing activities	(115,019)	(15,460)

Cash flows from financing activities
Proceeds from borrowings	95,000	—
Principal payments on borrowings and financing arrangements	(20,000)	(146)
Proceeds from exercise of stock options	1,783	4,546
Excess tax benefits on options exercised under SFAS No. 123R	811	3,820
Repurchase of common stock	(17,995)	(15,307)
Dividends paid on common stock	(6,724)	(3,757)

Net cash provided by (used in) financing activities	52,875	(10,844)

Net increase in cash and cash equivalents	4,645	11,236
Effect of exchange rates on cash	(11)	—
Cash and cash equivalents at beginning of year	35,508	16,054

Cash and cash equivalents at end of period	$40,142	$27,290

Supplemental cash flow information:
Cash paid during the period for:
Interest	$959	$245
Income taxes	8,467	4,371

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Operations

Basis of Financial Statement Presentation— The accompanying condensed consolidated financial statements include those of Heartland Payment Systems, Inc. (the “Company”) and its subsidiaries, Heartland Payroll Company (“HPC”), Debitek, Inc. (“Debitek”), Collective POS Solutions Ltd. (“CPOS”) and Heartland Acquisition LLC (“Network Services”). The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2008, its results of operations, changes in stockholders’ equity and cash flows for the six months ended June 30, 2008 and 2007. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007. The December 31, 2007 condensed consolidated balance sheet was derived from the audited 2007 consolidated financial statements.

On May 2, 2008, the Company and Alliance Data Network Services LLC (the “Seller”), entered into a Membership Interest and Asset Purchase Agreement (the “Agreement”), under which the Company acquired substantially all of the assets of the network services business unit (“Network Services”) of the Seller (the “Acquisition”). Pursuant to the terms of the Agreement, the Company acquired Network Services from the Seller, including tangible personal property, intellectual property, licenses, contracts and related assets, and assumed certain liabilities of the Seller related to Network Services, for a cash payment of $77.5 million plus the net working capital of Network Services on the closing date (approximately $15.0 million). The Acquisition closed as of May 31, 2008.

Business Description— The Company provides payment processing services related to bank card transactions for merchants throughout the United States and some parts of Canada. In addition, the Company provides certain other merchant services, including check processing, the sale and rental of terminal equipment, and the sale of terminal supplies. HPC provides payroll and related tax filing services throughout the United States. Debitek provides prepaid card and stored-value card solutions throughout the United States. The Company and Debitek also provide campus payment solutions throughout the United States. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions.

Substantially all of the Company’s revenue is derived from processing and settling Visa and MasterCard bank card transactions for its merchant customers. Because the Company is not a “member bank” as defined by Visa and MasterCard, in order to process and settle these bank card transactions for its merchants the Company has entered into sponsorship agreements with member banks. Visa and MasterCard rules restrict the Company from performing funds settlement or accessing merchant settlement funds and require that these funds be in the possession of the member bank until the merchant is funded. A sponsorship arrangement permits the Company to route Visa and MasterCard bank card transactions under the member bank’s control and identification numbers to clear credit bank card transactions through Visa and MasterCard. A sponsorship arrangement also enables the Company to settle funds between cardholders and merchants by deliver funding files to the member bank, which in turn transfers settlement funds to the merchants’ bank accounts. These restrictions place the settlement assets and obligations under the control of the member bank.

The sponsorship agreements with the member banks requires, among other things, that the Company abide by the by-laws and regulations of the Visa and MasterCard networks and maintain a certificate of deposit with the bank sponsors. If the Company breaches the sponsorship agreements, the

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

bank sponsors may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative bank sponsor. The Company is dependent on its bank sponsors, Visa and MasterCard for notification of any compliance breaches. As of June 30, 2008, the Company has not been notified of any such issues by its bank sponsors, Visa or MasterCard. Of the Company’s total bank card processing volume for the month of June 2008, 66% was processed under its sponsorship agreement with KeyBank N.A., 7% was processed under its sponsorship agreement with Heartland Bank (an unrelated third party), and 27% was processed under a sponsorship arrangement with World Financial Network National Bank for Network Services’ processing.

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

The Company’s primary receivables are due from its bank card processing merchants. These receivables result from the Company’s practice of advancing interchange fees to most of its merchants during the month and collecting those fees from merchants at the beginning of the following month, as well as from transaction fees the Company charges its merchants for processing transactions.

Until the second quarter of 2008, the advances of interchange fees to merchants were funded first with cash available for investment, then by incurring a payable to sponsor banks when that cash has been expended. The Company pays the sponsor banks the prime rate on these payables. To fund the purchase price for Network Services, during the second quarter of 2008 the Company suspended using its available cash to fund merchant advances. At June 30, 2008, the Company had not used any of its cash to fund merchant advances. At December 31, 2007, the Company used $37.9 million of its available cash to fund merchant advances. The amount due to sponsor banks for funding advances was $98.2 million at June 30, 2008 and $49.8 million at December 31, 2007. The payable to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment and check processing terminals.

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

Investments and Funds Held for Payroll Customers— Investments, including those carried on the consolidated balance sheet as Funds Held for Payroll Customers, consist primarily of fixed income bond funds, corporate and U.S. Government debt securities, certificates of deposit and cost basis equity securities. The Company classifies the majority of its investments, including those carried in Funds Held

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

for Payroll Customers, as available-for-sale and records them at the fair value of the investments based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. Cost basis equity securities are recorded at cost and periodically evaluated for impairment. In the event of a sale, cost is determined on a specific identification basis. At June 30, 2008, Funds Held for Payroll Customers included cash and cash equivalents of $21.1 million and investments available for sale of $1.5 million.

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

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of June 30, 2008 and December 31, 2007.

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

Stock Options—The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) on January 1, 2006.

Diluted earnings per share for the three and six months ended June 30, 2008 and 2007 were computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options, where dilutive.

Foreign Currency— The Canadian dollar is the functional currency of CPOS, which operates in Canada. CPOS’ revenues and expenses are translated at the average exchange rates prevailing during the period. For the three months and six months ended June 30, 2008, such translation gains or losses were not material.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

The foreign currency assets and liabilities of CPOS are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of other comprehensive income and is included in stockholders’ equity net of tax.

Minority Interests— Minority interests represent the minority stockholders’ share of the equity and after-tax net income or loss of consolidated subsidiaries. Minority stockholders’ share of after-tax net income or loss of consolidated subsidiaries is included in “General and administrative expenses” in the Consolidated Income Statement. The minority interests included in “Accrued expenses and other liabilities” in the June 30, 2008 Consolidated Balance Sheet were $152,000 and reflect the original investments by these minority shareholders in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is not permitted. The Company is currently evaluating the impact of adopting FSP FAS 142-3 on its Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. Currently, GAAP hierarchy is provided in the American Institute of Certified Public Accountants U.S. Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“AU Section 411”). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. The Company does not expect the adoption of SFAS No. 162 to have an impact on its Consolidated Financial Statements.

3. Acquisitions

Network Services

As of May 31, 2008, the Company closed its acquisition of Network Services. Network Services is a provider of payment processing solutions, serving a variety of industries such as petroleum, convenience store, parking and retail. Services include payment processing, prepaid services, POS terminal, helpdesk

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

services and merchant bankcard services. The Network Services acquisition will provide the Company with a substantial portfolio of merchants in the petroleum industry segment. Network Services handled over $17 billion of total annual Visa and MasterCard bank card processing volume and 604 million annual Visa and MasterCard transactions in 2007. In addition to Visa and MasterCard transactions, Network Services handles a wide range of payment transactions for its predominantly petroleum customer base, including providing approximately 2.6 billion transaction authorizations in 2007.

The Company acquired the Network Services business, including tangible personal property, intellectual property, licenses, contracts and related assets, and assumed certain liabilities related to Network Services, for a cash payment of $92.5 million. The Company funded the cash purchase price using $25.0 million it borrowed under its term loan facility, $50.0 million it borrowed under its revolving credit facility, and the balance from its available cash position. Beginning June 1, 2008, Network Services’ results of operations were included in the Company’s results of operations

The acquisition was accounted for under the purchase method of accounting. The fair values of the Network Services assets acquired and the liabilities assumed were estimated at the acquisition date. The fair values are preliminary, based on estimates, and may be adjusted in accordance with Statement of Financial Accounting Standards No. 141(“SFAS No. 141”), Business Combinations, as more information becomes available and valuations are finalized. Accordingly, the final fair value adjustments may be materially different from those presented in this document.

The following table summarizes the allocation of the acquisition costs, including direct transaction costs, to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values on May 31, 2008. The excess of the acquisition costs over the fair value of net assets acquired was allocated to goodwill. The goodwill acquired is expected to be deductible for tax purposes.

Allocation of Acquisition Costs
(in thousands)
Net fair value of assets acquired and liabilities assumed:
Cash	$304
Receivables	18,902
Other current assets	3,660
Property and equipment	1,822
Accrued expenses and other liabilities	(7,653)

Total net assets acquired	17,035

Intangible assets acquired:
Customer relationships	25,372
Software	7,500
Non-competition agreement	500

Total intangible assets	33,372

Goodwill	43,782

Total acquisition costs (a)	$94,189

(a)	Total acquisition costs include $92.5 million of cash consideration paid, plus $1.7 million of direct transaction costs.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

The following unaudited pro forma operating results for the six months ended June 30, 2008 and 2007 assume that the Network Services acquisition occurred on January 1, 2007. The pro forma results of operations are based on historical results of operations, adjusted for the impacts of purchase price allocations and financing costs, and are not necessarily indicative of the actual results which would have been achieved had the Network Services acquisition occurred as of January 1, 2007, or the results which may be achieved in the future.

	Six Months Ended June 30,
	2008	2007
(In thousands, except per share)
Total revenues	$780,278	$682,148
Costs of services	700,867	613,295
General and administrative expenses	45,805	40,038
Total expenses	746,672	653,333
Income from operations	33,606	28,816
Net income	19,763	17,690
Diluted earnings per share	$0.51	$0.44

Collective Point of Sale Solutions Ltd.

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

The transaction was accounted for under the purchase method of accounting. Beginning March 3, 2008, CPOS’ results of operations were included in the Company’s results of operations. The preliminary allocation of the total purchase price was as follows: $9.4 million to goodwill, $1.1 million to intangible assets and net tangible assets, which were immaterial. As of June 30, 2008, the allocation of the purchase price was not finalized as the fair value estimates are not complete. The goodwill acquired is expected to be deductible for tax purposes.

4. Receivables

A summary of receivables by major class was as follows at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(In thousands)
Accounts receivable from merchants	$141,123	$114,585
Accounts receivable from others	15,469	8,193

	156,592	122,778
Less allowance for doubtful accounts	(316)	(165)

Total receivables, net	$156,276	$122,613

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

Included in accounts receivable from others are $2.0 million and $1.6 million which are due from employees at June 30, 2008 and December 31, 2007, respectively.

A summary of the activity in the allowance for doubtful accounts for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Beginning balance	$146	$144	$165	$151
Balance of acquired entity allowance	87	—	87	—
Additions to allowance	1,049	136	1,309	216
Charges against allowance	(966)	(130)	(1,245)	(217)

Ending balance	$316	$150	$316	$150

5. Capitalized Customer Acquisition Costs, Net

A summary of the capitalized customer acquisition costs, net, as of June 30, 2008 and December 31, 2007 was as follows:

	June 30, 2008	December 31, 2007
	(In thousands)
Capitalized signing bonuses	$110,826	$100,206
Less accumulated amortization	(49,494)	(44,443)

	61,332	55,763

Capitalized customer deferred acquisition costs	36,397	35,379
Less accumulated amortization	(21,353)	(20,644)

	15,044	14,735

Capitalized Customer Acquisition Costs, Net	$76,376	$70,498

A summary of the activity in capitalized customer acquisition costs, net for the three and six month periods ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Balance at beginning of period	$73,143	$59,186	$70,498	$56,705
Plus additions to:
Capitalized signing bonuses, net	12,671	12,151	24,104	21,639
Capitalized customer deferred acquisition costs	3,913	3,674	7,647	6,729

	16,584	15,825	31,751	28,368

Less amortization expense on:
Capitalized signing bonuses, net	(9,622)	(7,733)	(18,535)	(14,623)
Capitalized customer deferred acquisition costs	(3,729)	(3,458)	(7,338)	(6,630)

	(13,351)	(11,191)	(25,873)	(21,253)

Balance at end of period	$76,376	$63,820	$76,376	$63,820

Net signing bonus adjustments from estimated amounts to actual were $0.9 million and $0.7 million, respectively, for the three months ended June 30, 2008 and 2007, and $0.9 million and $0.4 million, respectively, for the six months ended June 30, 2008 and 2007. Net signing bonus adjustments are netted against additions in the table above.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

Fully amortized signing bonuses of $6.9 million and $6.4 million respectively, were written off during the three month periods ended June 30, 2008 and 2007, and $13.5 million and $11.5 million respectively, were written off during the six month periods ended June 30, 2008 and 2007. In addition, fully amortized customer deferred acquisition costs of $3.6 million and $3.0 million, respectively, were written off during the three month periods ended June 30, 2008 and 2007, and $6.6 million and $5.9 million, respectively, were written off during the six month periods ended June 30, 2008 and 2007.

The Company believes that no impairment of capitalized customer acquisition costs has occurred as of June 30, 2008 and December 31, 2007.

6. Intangible Assets and Goodwill

The fair values of the Network Services and CPOS assets acquired and the liabilities assumed were estimated at their acquisition dates. The fair values are preliminary, based on estimates, and may be adjusted in accordance with SFAS No. 141 as more information becomes available and valuations are finalized. Accordingly, the final fair value adjustments, intangible assets and goodwill may be materially different from those presented in this document. Additionally, the amortization lives and methods may be adjusted as valuations are finalized. See Note 3 for more information on these acquisitions which closed in 2008.

Intangible Assets

Intangible assets consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$27,027	$541	$26,486	3 to 10 years—proporational cash flow
Software	7,584	208	7,376	3 to 5 years—straight line
Non-compete agreements	500	10	490	5 years—straight line

	$35,111	$759	$34,352

	December 31, 2007			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$593	$112	$481	3 years—straight line

	$593	$112	$481

Amortization expense related to the intangible assets was $597,000 and $10,000 for the three months ended June 30, 2008 and 2007, and $647,000 and $20,000 for the six months ended June 30, 2008 and 2007, respectively.

The estimated amortization expense related to intangible assets for the next five years is as follows:

For Twelve Months Ending June 30,
(In thousands)
2009	$5,697
2010	5,677
2011	5,206

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

2012	2,654
2013	2,644
Thereafter	12,474

$34,352

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2008 were as follows:

(In thousands)
December 31, 2007	$5,489
Goodwill acquired during the period	53,345
Effects of foreign currency translation	(163)
Other, primarily final purchase price adjustments	103

June 30, 2008	$58,774

7. Merchant Deposits and Loss Reserves

The Company’s merchants have the liability for any charges properly reversed by the cardholder through a mechanism known as a chargeback. If the merchant is unable to pay this amount, the Company will be liable to the Visa and MasterCard networks for the reversed charges. Under FIN 45, the Company determined that the fair value of its obligation to stand ready to perform is minimal. The Company requires personal guarantees, merchant deposits and letters of credit from certain merchants to minimize its obligation. As of June 30, 2008 and December 31, 2007, the Company held merchant deposits totaling $18.3 million and $14.1 million, respectively, and letters of credit totaling $513,000 and $300,000, respectively.

The Visa and MasterCard networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company’s transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company’s exposure to chargebacks is the last four months’ processing volume on its portfolio, which was $21.9 billion and $17.9 billion for the four months ended June 30, 2008 and December 31, 2007. However, for the four months ended June 30, 2008 and December 31, 2007, the Company was presented with $11.8 million and $10.5 million, respectively, in chargebacks by issuing banks. In the six months ended June 30, 2008 and the year ended December 31, 2007, the Company incurred merchant credit losses of $2.6 million and $2.8 million, respectively, on total dollar volume processed of $30.3 billion and $51.9 billion, respectively. These credit losses are included in processing and servicing costs in the Company’s consolidated statements of income.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company’s clients. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its consolidated balance sheets, amounting to $741,000 on June 30, 2008 and $663,000 on December 31, 2007. This reserve is determined by performing an analysis of the Company’s historical loss experience applied to current processing volume and exposures.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

A summary of the activity in the loss reserve for the three and six month periods ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Beginning balance	$737	$510	$663	$475
Additions to reserve	1,288	595	2,767	1,122
Charges against reserve (a)	(1,284)	(557)	(2,689)	(1,049)

Ending balance	$741	$548	$741	$548

(a)	Included in these amounts are payroll segment losses of $19,000 and $12,000, respectively, for the three months ended June 30, 2008 and 2007, and $39,000 and $28,000, for the six months ended June 30, 2008 and 2007.

8. Accrued Buyout Liability

A summary of the accrued buyout liability was as follows as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(In thousands)
Vested Relationship Managers and sales managers	$38,974	$36,792
Unvested Relationship Managers and sales managers	1,047	981

	40,021	37,773
Less current portion	(11,006)	(11,521)

Long-term portion of accrued buyout liability	$29,015	$26,252

A summary of the activity in the accrued buyout liability for the three and six month periods ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Beginning balance	$39,226	$34,448	$37,773	$33,293
Increase in settlement obligation, net	2,835	3,866	5,498	7,250
Buyouts	(2,040)	(2,517)	(3,250)	(4,746)

Ending balance	$40,021	$35,797	$40,021	$35,797

The increase in the settlement obligation is due to new merchant account signings, as well as same-store sales growth and changes in gross margin, partially offset by the impact of merchant attrition.

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers at June 30, 2008 and December 31, 2007, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.2 million at June 30, 2008 and December 31, 2007.

9. Credit Facility

On May 30, 2008, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders who may become a party to the Credit Agreement from time to time. The Amended and Restated Credit Agreement amended and restated in its entirety the previous credit agreement entered into on September 5, 2007 between the same parties that are parties to the Amended and Restated Credit Agreement.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

The Amended and Restated Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $50 million (the “Revolving Credit Facility”), of which up to $5 million may be used for the issuance of letters of credit and up to $5 million is available for swing line loans. Upon the prior approval of the administrative agent, the Company may increase the total commitments by $25 million for a total commitment under the Revolving Credit Facility of $75 million. The Revolving Credit Facility is available to the Company on a revolving basis commencing on May 30, 2008 and ending on September 4, 2012.

The Amended and Restated Credit Agreement also provides for a term credit facility in the aggregate amount of up to $25 million (the “Term Credit Facility”). The Term Credit Facility requires amortizing payments in the amount of $2,083,333 on the last business day of each fiscal quarter commencing March 31, 2009. All principal and interest not previously paid on the Term Credit Facility will mature and be due and payable on December 31, 2011. Amounts borrowed and repaid under the Term Credit Facility may not be re-borrowed.

The Amended and Restated Credit Agreement contains covenants, which include the maintenance of certain leverage and fixed charge coverage ratios, limitations on the Company’s indebtedness, liens on its properties and assets, investments in, and loans to, other business units, the Company’s ability to enter into business combinations and asset sales, and certain other financial and non-financial covenants.

Under the terms of the Amended and Restated Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or six month adjusted LIBOR rates or equal to the greatest of prime, the secondary market rate for three month certificates of deposits plus 1% and the federal funds rate plus 0.50%, in each case plus a margin determined by the Company’s current leverage ratio. For the Revolving Credit Facility that margin is 0.50% and for the Term Credit Facility the margin is 0.75%.

The Revolving Credit Facility may be used to finance future construction projects and acquisitions in accordance with the terms of the Credit Agreement and for other working capital needs and general corporate purposes. On May 30, 2008, the Company borrowed $50 million under the Revolving Credit Facility and $25 million under the Term Credit Facility. All of the proceeds of both such borrowings were applied to finance and pay expenses related to the acquisition of certain assets from ADS Alliance Data Systems, Inc., as described in more detail in Note 3. At June 30, 2008, there was $50 million outstanding under the Revolving Credit Facility and $25 million outstanding under the Term Credit Facility. The weighted average interest rate at June 30, 2008 was 3.1%. Total fees and direct costs paid for Amended and Restated Credit Agreement were $302,000. These costs are being amortized to interest expense over the life of the Amended and Restated Credit Agreement.

Principal payments due under the Term Credit Facility as of June 30, 2008 were as follows:

Twelve Months Ended June 30,	(In thousands)
2009	$6,250
2010	8,333
2011	8,333
2012	2,084

$25,000

10. Stockholders’ Equity

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

Under these authorizations, the Company had repurchased an aggregate of 2,574,284 shares of its common stock at a cost of $61.9 million, or an average cost of $24.04 per share. This includes 781,584 shares repurchased at a cost of $18.0 million, or $23.02 per share during the six months ended June 30, 2008 and 606,500 shares repurchased at a cost of $15.3 million, or $25.24 per share during the six months ended June 30, 2007. There were no shares repurchased during the three months ended June 30, 2008.

On February 28, 2008, the Company’s Board of Directors resolved to retire all common shares repurchased and include the retired shares in the authorized and unissued shares of the Company. Until February 28, 2008, the final disposition of the repurchased shares had not been decided. The excess of the purchase price of the treasury stock over the stated value was allocated between additional paid-in capital and retained earnings. The pro rata portion of additional paid-in capital related to the treasury stock was not sufficient to fully absorb the cost of the treasury stock and the amount of the resulting charge to retained earnings created an accumulated deficit as of June 30, 2008.

Dividends on Common Stock. During the six months ended June 30, 2008 and the twelve months ended December 31, 2007, the Company’s Board of Directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date paid	Amount Paid Per Common Share
Six Months Ended June 30, 2008:
February 13, 2008	February 28, 2008	March 15, 2008	$0.09
April 30, 2008	May 23, 2008	June 15, 2008	$0.09

Twelve Months Ended December 31, 2007:
February 12, 2007	February 23, 2007	March 15, 2007	$0.05
May 3, 2007	May 25, 2007	June 15, 2007	$0.05
July 30, 2007	August 24, 2007	September 15, 2007	$0.075
October 31, 2007	November 23, 2007	December 15, 2007	$0.075

On August 5, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock, payable on September 15, 2008 to stockholders of record as of August 22, 2008.

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

11. Income Taxes

The provision for income taxes for the three and six month periods ended June 30, 2008 and 2007 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Current
Federal	$4,743	$5,319	$8,952	$9,036
State	565	494	1,124	843
Foreign	11	—	21	—
Deferred
Federal	1,478	319	2,124	325
State	161	34	171	34
Foreign	36	—	36	—

Total provision for income taxes	$6,994	$6,166	$12,428	$10,238

The differences in federal income taxes provided and the amounts determined by applying the federal statutory tax rate of 35% to income before income taxes for the six months ended June 30, 2008 and 2007 were:

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	%	Amount	%	Amount
	(In thousands)
U.S. federal income tax at statutory rate	35.00%	$11,506	35.00%	$9,622
U.S. state and local income taxes, net	2.56%	841	2.07%	570
Foreign income taxes	0.06%	20	—	—
Nondeductible expenses	0.10%	35	0.17%	46
Other	0.08%	26	—	—

Provision for income taxes	37.80%	$12,428	37.24%	$10,238

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

The net deferred tax asset was comprised of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(In thousands)
Deferred tax assets:
Merchant contract costs	$27,620	$25,562
Loss reserve and accounts receivable allowance	361	313
SFAS No. 123R share-based compensation	1,232	921
Property and equipment	458	726
Loss on purchased software	584	564
FIN No. 48 deferred tax reserve-state tax	433	448
Foreign currency translation	124	—
Other	57	332

Deferred tax assets	30,869	28,866

Deferred tax liabilities:
Capitalized signing bonus	23,884	21,063
Software development	4,427	2,986
Other	206	249

Deferred tax liabilities	28,517	24,298

Net deferred tax assets	2,352	4,568
Less current portion	(835)	(690)

Net deferred tax assets – non current portion	$1,517	$3,878

At June 30, 2008 and December 31, 2007, the Company has determined that no valuation allowance against the net deferred tax asset was required because it is more likely than not that the net deferred tax asset will be fully realized.

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

Future minimum lease commitments under non-cancelable leases as of June 30, 2008 were as follows:

Twelve Months Ended June 30,	(In thousands)
2009	$4,520	(a)
2010	4,305	(a)
2011	3,434	(a)
2012	2,221
2013	1,509
Thereafter	3,557

	$19,546

(a)	Future minimum lease commitments for the twelve months ended June 30, 2009, 2010 and 2011 include $1.3 million, $1.3 million and $1.0 million, respectively, for data warehouse leases entered into in 2008.

Rent expense for leased property was $796,000 and $479,000, respectively, for the three months ended June 30, 2008 and 2007 and $1.2 million and $936,000 for the six months ended June 30, 2008 and 2007.

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

The Company has two reportable segments, as follows: (1) Card, which provides payment processing and related services for bank card transactions; and (2) Other. Since March 3, 2008, the Card segment includes CPOS, our Canadian payments processing subsidiary, and since May 31, 2008, the Card segment includes Network Services. The Other segment includes Payroll, which provides payroll and related tax filing services, and PrepaidCard, which provides prepaid card and stored-value card solutions. The PrepaidCard operating segment was acquired in the 2006 acquisition of Debitek. Neither the Payroll operating segment nor the PrepaidCard operating segment meet the SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” defined thresholds for determining individually reportable segments. Goodwill and intangible assets resulting from the acquisition of Debitek are reported in the Other segment.

The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources, legal and corporate services. Reconciling items represent elimination of inter-segment income and expense items, and are included to reconcile segment data to the consolidated financial statements. At June 30, 2008 and 2007, 84% and 62% respectively, of the Other segment’s total assets were funds that the Company holds as a fiduciary in its Payroll services activities for payment to taxing authorities. The Company does not have any major individual customers.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

A summary of the Company’s segments for the three and six month periods ended June 30, 2008 and 2007 was as follows:

	Card Segment	Other Segment	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Three Months Ended June 30, 2008
Total revenues	$388,974	$5,584	$—	$(4)	$394,554
Depreciation and amortization	2,804	242	126	—	3,172
Interest income	169	—	—	—	169
Interest expense	751	—	—	—	751
Net income (loss)	16,277	33	(4,841)	—	11,469
Total assets	547,386	47,351	—	(125,955)	468,782

Three Months Ended June 30, 2007
Total revenues	$329,752	$3,741	$—	$(48)	$333,445
Depreciation and amortization	1,904	80	139	—	2,123
Interest income	517	—	—	—	517
Interest expense	233	—	—	—	233
Net income (loss)	13,800	54	(3,452)	—	10,402
Total assets	274,472	33,092	—	(11,454)	296,110

	Card Segment	Other Segment	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Six Months Ended June 30, 2008
Total revenues	$722,257	$11,925	$—	$(9)	$734,173
Depreciation and amortization	5,097	499	250	—	5,846
Interest income	469	—	—	—	469
Interest expense	1,097	—	—	—	1,097
Net income (loss)	28,681	489	(8,724)	—	20,446
Total assets	547,386	47,351	—	(125,955)	468,782

Six Months Ended June 30, 2007
Total revenues	$609,695	$8,072	$—	$(110)	$617,657
Depreciation and amortization	3,826	150	278	—	4,254
Interest income	976	—	—	—	976
Interest expense	345	—	—	—	345
Net income (loss)	23,883	633	(7,262)	—	17,254
Total assets	274,472	33,092	—	(11,454)	296,110

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Basic:
Net income	$11,469	$10,402	$20,446	$17,254

Weighted average common stock outstanding	37,387	37,653	37,464	37,580

Earnings per share	$0.31	$0.28	$0.55	$0.46

Diluted:
Net income	$11,469	$10,402	$20,446	$17,254

Basic weighted average common stock outstanding	37,387	37,653	37,464	37,580
Effect of dilutive instruments:
Stock options	1,301	2,210	1,291	2,339

Diluted weighted average shares outstanding	38,688	39,863	38,755	39,919

Earnings per share	$0.30	$0.26	$0.53	$0.43

PART I FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

General

Our primary business is providing bank card-based payment processing services to merchants in the United States. Our bank card processing volume for the three months ended June 30, 2008 was $17.1 billion, a 29.0% increase from the $13.3 billion processed during the three months ended June 30, 2007. Our bank card processing volume for the six months ended June 30, 2008 was $30.3 billion, a 24.1% increase from the $24.5 billion processed during the six months ended June 30, 2007.

As of May 31, 2008, we acquired the net assets of the Network Services Business unit (“Network Services”) of Alliance Data Network Services LLC (“Alliance”), for a cash payment of $92.5 million. The acquisition was financed through a combination of cash on hand and our credit facilities. We believe the acquisition will be non-dilutive to earnings in 2008 and accretive thereafter. Network Services provides processing of credit and debit cards to individual and national merchants in the petroleum industry. The Network Services acquisition will provide us with a substantial portfolio of merchants in the petroleum industry segment. Network Services settled 604 million transactions representing over $17 billion of total annual Visa and MasterCard bank card processing volume in 2007. In addition to settling Visa and MasterCard transactions, Network Services processes a wide range of payment transactions for its predominantly petroleum customer base, including providing approximately 2.6 billion transaction authorizations through its front-end card processing systems (primarily for Visa and MasterCard) in 2007. Network Services added $1.9 billion to our bank card processing volume on 60 million transactions since its acquisition. Additionally, Network Services earned revenues on 219 million transactions it authorized through its front-end card processing systems since its acquisition.

On March 3, 2008, the Company acquired a majority interest in Collective Point of Sale Solutions Ltd. (“CPOS”) for a net cash payment of $10.1 million. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions. This acquisition added approximately 5,100 Canadian merchants.

We also provide payroll processing services throughout the United States. At June 30, 2008 we processed payroll for 7,249 customers, an increase of 32.6% from 5,467 payroll customers at June 30, 2007. At December 31, 2007, we processed payroll for 6,209 payroll customers.

Increases in our direct sales force, including our Relationship Managers, have led to significant growth in the total merchants for whom we process and the gross margin generated by those merchants. Our sales managers are compensated based on their success in growing the sales force and increasing the total merchant base in their regions. Our sales force grew from 952 Relationship Managers at December 31, 2006 and 1,117 at December 31, 2007, to 1,190 at June 30, 2008. We measure the production of our sales force by gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. Our newly installed gross margin for the six months ended June 30, 2008 increased 14.6% over the gross margin we installed during the six months ended June 30, 2007. Our installed margin has grown faster than merchant count due both to installing larger merchants, and increases in margin per dollar processed.

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

During the three months ended June 30, 2008 and 2007, we processed approximately 82% and 73%, respectively, of our transactions through HPS Exchange. At June 30, 2008 and 2007, we were processing approximately 98%, of our active bank card merchants on Passport. We completed converting substantially all of our bank card merchants to Passport during the second quarter of 2006. This conversion has decreased our operating costs per transaction. With our conversion to Passport, our internally developed systems are providing substantially all aspects of most of our merchants’ processing needs, excluding Network Services. Previously, we relied on third party vendors for many of these services including bank card authorization and data capture services, settlement and merchant accounting services. We will continue to process a minority of our transactions through third party systems.

Our bankcard revenue is recurring in nature, as we typically enter into three-year service contracts with our card processing merchants that, in order to qualify for the agreed-upon pricing, require the merchant to achieve bank card processing volume minimums. Most of our revenue is payment processing fees, which are a combination of a fee equal to a percentage of the dollar amount of each Visa or MasterCard transaction we process plus a flat fee per transaction. We make mandatory payments of interchange fees to card-issuing banks through Visa and MasterCard and dues and assessment fees to Visa and MasterCard. Our gross bankcard processing revenue, is largely driven by the cumulative growth in Visa and MasterCard volume processed by merchants with whom we have processing contracts; as such, we also generally benefit from consumers’ increasing use of bank cards in place of cash and checks, and sales growth experienced by our retained bank card merchants. However, Network Services revenues are largely driven by the number of transactions it processes (whether settled, or only authorized), not its processing volume. The larger merchants which comprise Network Services customer base pay on a per transaction basis for processing services.

Same store sales growth, which represents the change in bank card processing volume for all bank card merchants that were processing with us in the same month a year earlier, reflected a contraction of 0.1% in the three months ended June 30, 2008, compared to growth of 3.3% on average in the three months ended June 30, 2007. For the first six months of 2008, same store sales growth was 0.3%. Same store sales growth results from the combination of the increasing use by consumers of bank cards for the purchase of goods and services at the point of sale, and sales growth experienced by our retained bank card merchants. The following table compares our same store sales growth by quarter during 2008 and 2007 and for the 2007, 2006 and 2005 full years:

Same Store Sales Growth
2005 full year	7.5%
2006 full year	4.2%
2007 full year	3.0%

2007 first quarter	3.4%
2007 second quarter	3.3%
2007 third quarter	3.6%
2007 fourth quarter	2.1%

2008 first quarter	0.6%
2008 second quarter	(0.1)%

We attribute the declining rates of same store sales growth percentages, including the contraction we experienced for the quarter ended June 30, 2008, to the impacts of a downturn in the housing market, rising inflation particularly from energy prices, restricted access to credit, historically low consumer sentiment and a soft labor market leading to higher unemployment rates. Management believes that all of these factors have negatively impacted consumer disposable income and spending.

Second Quarter of 2008 Financial Results

For the three months ended June 30, 2008, we recorded net income of $11.5 million, or $0.30 per diluted share, increases of 10.3% and 13.8%, respectively, from $10.4 million, or $0.26 per diluted share, in the three months ended June 30, 2007. The increase was primarily driven by revenues added by growth in our transaction processing volume. The following is a summary of our financial results for the three months ended June 30, 2008:

•

Bank card processing volume during the three months ended June 30, 2008 increased 29.0% to $17.1 billion from $13.3 billion during the three months ended June 30, 2007; however this included $1.9 billion of processing volume from Network Services. Excluding Network Services processing volume we received percentage-based revenues on processing volume of $15.2 billion, an increase of 14.0% over the $13.3 billion processed in the three months ended June 30, 2007.

•

Net revenue, which we define as total revenues less interchange fees and dues and assessments, increased 29.3% to $98.0 million during the three months ended June 30, 2008 from $75.9 million during the three months ended June 30, 2007. The increase in net revenue was driven by the year-over-year increases in active merchants and processing volume, as well as the addition of revenues from Network Services.

•

Our processing and servicing costs for three months ended June 30, 2008 increased to 11.6% of our total revenues, from 9.8% of total revenues for the three months ended June 30, 2007. Network Services’ processing and servicing costs were 71.5% of its total revenues, contributing to the overall increase in processing costs as a percentage of total revenues.

•

Our income from operations, which we also refer to as operating income, grew to $19.0 million for the three months ended June 30, 2008 from $16.3 million for the three months ended June 30, 2007. Our operating margin, which is measured as operating income divided by net revenue, was 19.4% for the three months ended June 30, 2008, compared to 21.5% for the three months ended June 30, 2007. Network Services’ operating margin is significantly lower than our historic business, and will materially reduce our combined operating margins in future periods.

Components of Revenue and Expenses

Revenue. Our revenues fall into three categories: gross card processing revenue, payroll processing revenue and equipment-related income. Our gross card processing revenue primarily consists of discount, per-transaction (Network Services prices its card processing fees entirely on a per transaction basis) and periodic (primarily monthly) fees from the processing of bank card transactions, primarily Visa and MasterCard transactions, for merchants. Gross card processing revenue also includes American Express and Discover fees, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, check processing fees, and other miscellaneous revenue. Revenues are recorded at the time service is provided.

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

Expenses. Our most significant expense is interchange fees, which are set by the Visa and MasterCard card networks, and are paid to the card issuing banks. For the majority of our bankcard processing, we do not offset bank card processing revenues and interchange fees because our business practice is to advance the interchange fees to most of our merchants when settling their daily transactions (thus paying the full amount of the transaction to the merchant), and then to collect our full discount fees from our merchants on the first business day of the next month. With the acquisition of Network Services, we will record a portion of our processing revenues net of interchange fees because the daily cash settlement with the Network Services merchants will be net of interchange fees. We do not advance interchange fees to the Network Services merchants. Interchange fees are calculated as a percentage of the dollar volume processed plus a per transaction fee. We also pay Visa and MasterCard network dues and assessments, which are calculated as a percentage of the dollar volume processed. Interchange fees and dues and assessments are recognized at the time transactions are processed. It is our policy to pass along to our merchants any changes in interchange fees and card network dues and assessments. Since the card networks regularly adjust those rates, our gross processing revenue will increase or decrease, but all the impact will be paid to the card issuing banks and our income from operations will not be affected.

Costs of services also include processing and servicing costs, customer acquisition costs, and depreciation and amortization. Processing and servicing costs include:

•

processing costs, which are either paid to third parties, or represent the cost of our own authorization/capture and accounting/settlement systems. During the six months ended June 30, 2008, third party costs represented approximately 68% of our total processing costs, up slightly from the six months ended June 30, 2007, with internal costs representing the remainder. Approximately 38% and 57%, respectively, of our third-party processing costs in the three months ended June 30, 2008 and 2007 were paid to TSYS Acquiring Solutions, our largest third-party vendor;

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements are unaudited. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at June 30, 2008, our results of operations, our changes in stockholders’ equity and our cash flows for the three months ended June 30, 2008 and 2007. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2008. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in note 2 to our consolidated financial statements included elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2007. The critical accounting estimates described here are those that are most important to the depiction of our financial condition and results of operations, including those whose application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain. The line items on our income statement and balance sheet which are impacted by management’s estimates are described below.

Revenue

Historically, we have paid 70% to 75% of our bank card processing revenues as interchange fees to the card issuing banks. Certain of our competitors report their bank card processing revenues net of interchange fees. These competitor companies use net reporting because the card issuing banks make payments to the competitors net of those interchange fees, and the competitors pay this reduced amount to their merchants in their daily cash settlement processes. For the majority of our processing, we do not offset bank card processing revenues and interchange fees because our business practice is to advance the interchange fees to most of our merchants when settling their daily transactions (thus paying the full amount of the transaction to the merchant), and then to collect our full discount fees from our merchants on the first business day of the next month. We believe this policy aids in new business generation, as our merchants benefit from bookkeeping simplicity. However, it results in our carrying a large receivable from our merchants at each period-end, and because a portion of the advances are made by our sponsor bank, a corresponding but smaller payable to our sponsor bank. Both the receivable and the amounts due to sponsor banks are settled on the first business day after the period-end. As we are at risk for the receivables, we record the associated revenues on a gross processing revenue basis in our income statements. With the acquisition of Network Services, we will record a portion of our processing revenues net of interchange fees because the daily cash settlement with the Network Services merchants will be net of interchange fees. We do not advance interchange fees to the Network Services merchants.

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

The amount of the up-front signing bonus paid for new bank card merchant and payroll processing accounts is based on the estimated gross margin for the first year of the merchant contract. The gross signing bonuses paid during the six months ended June 30, 2008 and 2007 were $23.1 million and $21.2 million, respectively, and for the year ended December 31, 2007 were $43.6 million. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The net signing bonus adjustments paid during the six months ended June 30, 2008 and 2007 were $0.9 million and $0.4 million, respectively, and for the year ended December 31, 2007 were $1.1 million. Negative signing bonus adjustments result from the prior overpayment of signing bonuses, which are recovered from the relevant salesperson. The amount of signing bonuses paid which remained subject to adjustment at June 30, 2008 and December 31, 2007 was $45.6 million and $41.8 million, respectively.

The deferred acquisition cost is accrued over the first year of merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss for the six months ended June 30, 2008 or the year ended December 31, 2007.

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

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.2 million at June 30, 2008 and December 31, 2007.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 to 2  1/2 years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During the six months ended June 30, 2008 and 2007 we made buyout payments of approximately $3.2 million and $4.7 million, respectively, and during the 2007 full year, we made buyout payments of approximately $8.8 million. We expect to make buyout payments in the future, subject to available cash, as such buyouts reduce the monthly payments we will have to make to our salespersons for such merchants in the future.

Merchant Deposits and Loss Reserves

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder’s dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. If the Relationship Manager who installed the merchant is still employed by us, that Relationship Manager bears a portion of this loss through a reduction in our payment of residual commissions or signing bonuses to such Relationship Manager. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At June 30, 2008 and December 31, 2007, we held merchant deposits totaling $18.3 million, and $14.1 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent processing volume. At June 30, 2008 and December 31, 2007, our loss reserve totaled $741,000 and $663,000 respectively. Aggregate bank card merchant losses, including losses charged to operations and the loss reserve, were $2.6 million and $1.0 million for the six months ended June 30, 2008 and 2007, respectively, and were $2.8 million for the year ended December 31, 2007.

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

We estimate the grant date fair value of the stock options we issue using a Black-Scholes valuation model. We determine an expected volatility assumption by referencing the average volatility experienced by six of our public company peers. We used an average of a peer group because we do not have sufficient historical volatility data related to market trading of our own common stock. We estimate the expected life of a stock option based on the simplified method for “plain-vanilla” stock options as provided by the staff of the SEC in Staff Accounting Bulletins 107 and 110. The simplified method is used because, at this point, we do not have sufficient historical information to develop reasonable expectations about future exercise patterns. Our dividend yield assumption is based on actual dividends expected to be paid over the expected life of the stock option. Our risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option. The weighted-average fair value of options we granted during the six months ended June 30, 2008, and the years ended December 31, 2007 and 2006 were $6.19, $7.64 and $9.25, respectively. The fair value of options granted during the six months ended June 30, 2008, and the years ended December 31, 2007 and 2006 was estimated at the grant date using the following weighted average assumptions:

	2008	2007	2006
Expected volatility	35%	31%	41%
Expected life	2.5 to 3.75 years	2.5 to 3.75 years	2.5 to 3.75 years
Dividends	1.27%	0.90%	0.40%
Risk-free interest rate	2.55%	4.29%	4.79%

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

The FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN No. 48”), in June 2006. FIN No. 48 clarifies the accounting for the recognition and measurement of tax benefits associated with uncertain tax positions and defines criterion that an individual tax position must meet for any part of that position to be recognized or continue to be recognized in the financial statements. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. We adopted FIN No. 48 on January 1, 2007 and as a result, recognized a $0.8 million reserve for unrecognized tax benefits related to uncertain tax positions as a liability on our consolidated balance sheet, increased deferred tax assets by $0.3 million and recorded a cumulative effect adjustment to Retained Earnings of $0.5 million on January 1, 2007. At June 30, 2008, our reserve for unrecognized tax benefits related to uncertain tax positions was $1.4 million.

We have not recorded any unrecognized tax benefits that would be reasonably possible to significantly increase or decrease within 12 months of the reporting date. As of June 30, 2008, a total of $0.9 million unrecognized tax benefit would, if recognized, impact the effective tax rate.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Three Months Ended June 30, 2008	% of Total Revenue	Three Months Ended June 30, 2007	% of Total Revenue	Change
					Amount	%
Total Revenues	$394,554	100.0%	$333,445	100.0%	$61,109	18.3%
Costs of Services:
Interchange	282,377	71.6%	245,225	73.5%	37,152	15.2%
Dues and assessments	14,152	3.6%	12,398	3.7%	1,754	14.1%
Processing and servicing	45,953	11.6%	32,764	9.8%	13,189	40.3%
Customer acquisition costs	12,274	3.1%	11,383	3.4%	891	7.8%
Depreciation and amortization	2,465	0.6%	1,661	0.5%	804	48.4%

Total costs of services	357,221	90.5%	303,431	91.0%	53,790	17.7%
General and administrative	18,289	4.6%	13,735	4.1%	4,554	33.2%

Total expenses	375,510	95.2%	317,166	95.1%	58,344	18.4%

Income from operations	19,044	4.8%	16,279	4.9%	2,765	17.0%

Other income (expense):
Interest income	169	—	517	0.2%	(348)	(67.3)%
Interest expense	(751)	(0.2)%	(233)	(0.1)%	(518)	222.3%
Other, net	1	—	5	—	(4)	(80.0)%

Total other income (expense)	(581)	(0.2)%	289	0.1%	(870)	(301.0)%

Income before income taxes	18,463	4.7%	16,568	5.0%	1,895	11.4%
Provision for income taxes	6,994	1.8%	6,166	1.8%	828	13.4%

Net income	$11,469	2.9%	$10,402	3.1%	$1,067	10.3%

Total Revenues. Total revenues increased by 18.3%, from $333.4 million in the three months ended June 30, 2007 to $394.6 million in the three months ended June 30, 2008, primarily as a result of a $57.8 million, or 17.7%, increase in processing revenues. The breakout of our total revenues for the three months ended June 30, 2008 and 2007 was as follows (in thousands of dollars):

	Three Months Ended June 30,		Change from Prior Year
	2008	2007	Amount	%
Processing revenues, gross (a)	$384,130	$326,329	$57,801	17.7%
Payroll processing revenues	3,015	2,309	706	30.6%
Equipment-related income	7,409	4,807	2,602	54.1%

Total Revenues	$394,554	$333,445	$61,109	18.3%

(a)	Includes Visa and MasterCard bankcard processing revenues, AMEX fees, Discover fees, check processing fees, customer service fees and other miscellaneous revenue.

The increase in processing revenues from $326.3 million in the three months ended June 30, 2007 to $384.1 million in the three months ended June 30, 2008 was primarily due to higher bank card processing volume. Our bank card processing volume for the three months ended June 30, 2008 increased 29.0% to $17.1 billion, compared to $13.3 billion for the three months ended June 30, 2007; however, the increase included $1.9 billion of settled processing volume from Network Services, which earns revenues on a per transaction basis. Excluding Network Services processing volume, we received percentage-based revenues on processing volume of $15.2 billion, an increase of 14.0% over the $13.3 billion processed in the three months ended June 30, 2007. The 14.0% increase in bank card processing volume was attributable to a net increase in bank card merchant accounts primarily as the result of the growth in our sales force, combined with improved production from our existing sales force as previous additions to the sales force gain experience and seasoning. Additionally, Network Services earned revenues on the 61 million transactions it settled, and the 219 million transactions it authorized through its front-end card processing systems since we acquired that business. We report Network Services bank card processing revenues net of dues and assessments because the daily cash settlement with Network Services’ merchants is on a net basis.

Payroll processing revenues, which include fees earned on payroll processing services and interest income earned on funds held for customers, increased by 30.6%, from $2.3 million in the three months ended June 30, 2007 to $3.0 million in the three months ended June 30, 2008, primarily due to the 32.6% increase in the number of payroll processing customers from 5,467 at June 30, 2007 to 7,249 at June 30, 2008. Payroll processing revenues include processing fees and the interest income we earn on funds held for customers. Payroll processing fees increased by 39.5% from $2.1 million in the three months ended June 30, 2007 to $2.9 million in the three months ended June 30, 2008, while interest income earned on funds held for customers decreased by 54.2% from $221,000 in the three months ended June 30, 2007 to $101,000 in the three months ended June 30, 2008 due to lower interest rates in the current period.

Equipment-related income increased by 54.1%, from $4.8 million in the three months ended June 30, 2007 to $7.4 million in the three months ended June 30, 2008, due to growth in equipment sale revenues to new bank card merchants, the addition of equipment revenues from our May 2008 acquisition of Network Services, and the addition of revenues from our October 2007 acquisition of General Meters Corporation campus payments solutions business. Revenues from prepaid card and stored-value card systems at our Debitek, Inc. subsidiary for the three months ended June 30, 2008 were flat compared to the three months ended June 30, 2007.

Costs of services. Costs of services increased 17.7% from $303.4 million in the three months ended June 30, 2007 to $357.2 million in the three months ended June 30, 2008, due primarily to increases in interchange fees and processing and servicing costs. Costs of services represented 90.5% of total revenues in the three months ended June 30, 2008, down from 91.0% in the three months ended June 30, 2007.

Interchange fees increased 15.2% from $245.2 million in the three months ended June 30, 2007 to $282.4 million in the three months ended June 30, 2008, and represented 71.6% of total revenues in the three months ended June 30, 2008, compared to 73.5% in the three months ended June 30, 2007. The increase in interchange fees was primarily due to higher bank card processing volume in the three months ended June 30, 2008. However, interchange fees as a percentage of total revenues declined due to the nature of Network Services’ bank card processing settlement practices. We report Network Services’ bank card processing revenues net of interchange fees because our daily cash settlement with Network Services’ merchants is on a net basis.

Dues and assessments increased 14.1% from $12.4 million in the three months ended June 30, 2007 to $14.2 million in the three months ended June 30, 2008, also as the result of increased bank card processing volume. Dues and assessments were 3.6% of total revenues in the three months ended June 30, 2008, compared to 3.7% in the three months ended June 30, 2007. We report Network Services bank card processing revenues net of dues and assessments because the daily cash settlement with Network Services’ merchants is on a net basis.

Net revenue, which we define as total revenues less interchange fees and dues and assessments, increased 29.3% from $75.8 million in the three months ended June 30, 2007 to $98.0 million in the three months ended June 30, 2008.

Processing and servicing expense for the three months ended June 30, 2008 increased by $13.2 million, or 40.3%, compared with the three months ended June 30, 2007. The increase in processing and servicing expense included $6.3 million for Network Services and $0.8 million of higher chargeback losses during the three months ended June 30, 2008 as more merchants went out of business due to weak economic conditions. The increase was also due to costs associated with the increased bank card processing volume, equipment costs of sales and increases in the costs of operating our service center, particularly the costs of support personnel, including field servicing managers, and depreciation and amortization.

As a percentage of total revenue, processing and servicing expense increased to 11.6% for the three months ended June 30, 2008 compared with 9.8% for the three months ended June 30, 2007. The increase in processing and servicing as a percentage of total revenue for the three months ended June 30, 2008 reflects the addition of Network Services processing and servicing costs, partially offset by continued leveraging of our lower cost internally developed front-end processing system, HPS Exchange, and cost savings associated with our back-end processing system, Passport. Transactions processed on HPS Exchange represented approximately 82% of our total processing transactions during the three months ended June 30, 2008, compared to 73% during the three months ended June 30, 2007. We expect the increasing share of HPS Exchange in our total bank card merchant base to continue in the future.

Included in processing and servicing expense was $0.9 million of payroll processing costs in the three months ended June 30, 2008, an increase of 44.4% from $0.6 million recorded in the three months ended June 30, 2007. This increase was primarily due to the 32.6% increase in the number of payroll processing customers from 5,467 at June 30, 2007 to 7,249 at June 30, 2008.

Customer acquisition costs increased 7.8% from $11.4 million in the three months ended June 30, 2007 to $12.3 million in the three months ended June 30, 2008. An increase in amortization of signing bonuses, mostly as a result of growth in new merchant accounts and our recent practice of paying newly hired Relationship Managers a higher signing bonus percentage in exchange for reduced future residual commissions, was primarily responsible for the increase in the customer acquisition costs. The increase in the accrued buyout liability for the three months ended June 30, 2008 was lower than the prior year three-month period due to a contraction in same stores sales growth and higher merchant attrition, including merchants who have gone out of business. Customer acquisition costs for the three months ended June 30, 2008 and 2007 included the following components (in thousands of dollars):

	Three Months Ended June 30,
	2008	2007
Amortization of signing bonuses, net	$9,622	$7,733
Amortization of capitalized customer deferred acquisition costs	3,729	3,458
Increase in accrued buyout liability	2,835	3,866
Capitalized customer deferred acquisition costs	(3,912)	(3,674)

Total Customer Acquisition Costs	$12,274	$11,383

Depreciation and amortization expenses increased $0.8 million, or 48.4%, to $2.5 million in the three months ended June 30, 2008. The increase was primarily due to recording amortization of $0.4 million on the intangible assets and $0.1 million of depreciation and amortization on other assets acquired in the Network Services purchase. Depreciation expense recorded on information technology equipment purchased to support the network and the continuing development of HPS Exchange and Passport also contributed to the increase. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over three to five years. The amount capitalized increased from $0.9 million in the three months ended June 30, 2007 to $1.4 million in the three months ended June 30, 2008. The total amount of capitalized costs for projects placed in service in the three months ended June 30, 2008 and 2007 was $0.9 million and $1.2 million, respectively.

General and administrative. General and administrative expenses increased 33.2%, from $13.7 million in the three months ended June 30, 2007 to $18.3 million in the three months ended June 30, 2008. The increase was primarily due to the addition of Network Services general and administrative expenses, adding personnel costs and marketing initiatives to continue building our corporate, information technology and marketing infrastructure, which are necessary to support our growth and our marketing and product development initiatives and legal expenses. General and administrative expenses as a percentage of total revenue for the three months ended June 30, 2008 was 4.6%, an increase from 4.1% for the three months ended June 30, 2007. Our payroll operation’s general and administrative expenses increased by 23.3%, from $1.0 million in the three months ended June 30, 2007 to $1.2 million in the three months ended June 30, 2008.

Income from operations. For the reasons described above, our income from operations, which we also refer to as operating income, grew from $16.3 million for the three months ended June 30, 2007 to $19.0 million for the three months ended June 30, 2008. Our operating margin, which is measured as operating income divided by net revenue, was 19.4% for the three months ended June 30, 2008, compared to 21.5% for the three months ended June 30, 2007.

Interest income. Interest income decreased from $517,000 in the three months ended June 30, 2007 to $169,000 in the three months ended June 30, 2008, due primarily to the use of cash to acquire Network Services and CPOS, as well as lower interest rates. (see “—Liquidity and Capital Resources” for more detail).

Interest expense. Interest expense for the three months ended June 30, 2008 of $751,000 increased from interest expense of $233,000 for the three months ended June 30, 2007. The increase in interest expense for the three months ended June 30, 2008 was due to higher payables to our sponsor banks and borrowings we incurred to fund the acquisition of Network Services. Most of our interest expense for the three months ended June 30, 2008 resulted from our practice of having our sponsor banks advance interchange fees to most of our merchants. Until the second quarter of 2008, these advances to our merchants were funded first with our cash available for investment, then by incurring a payable to our sponsor banks when that cash has been expended. We pay the sponsor banks the prime rate on these payables. To fund the purchase price for Network Services, during the second quarter of 2008 we suspended using our available cash to fund merchant advances and borrowed $75.0 million. See “—Liquidity and Capital Resources—Credit Facility” for more detail on the borrowings.

Income Tax. Income taxes for the three months ended June 30, 2008 were $7.0 million, reflecting an effective tax rate of 37.9%. This compares to an effective tax rate of 37.2% for the three months ended June 30, 2007, which resulted in income tax expense of $6.2 million. The higher effective tax rate for the three months ended June 30, 2008 was due to increases in state income tax rates.

Net income. As a result of the above factors, net income increased from $10.4 million for the three months ended June 30, 2007 to $11.5 million for the three months ended June 30, 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Six Months Ended June 30, 2008	% of Total Revenue	Six Months Ended June 30, 2007	% of Total Revenue	Change
					Amount	%
Total Revenues	$734,173	100.0%	$617,657	100.0%	$116,516	18.9%
Costs of Services:
Interchange	527,654	71.9%	450,562	72.9%	77,092	17.1%
Dues and assessments	26,494	3.6%	22,857	3.7%	3,637	15.9%
Processing and servicing	82,882	11.3%	64,094	10.4%	18,788	29.3%
Customer acquisition costs	23,724	3.2%	21,774	3.5%	1,950	9.0%
Depreciation and amortization	4,375	0.6%	3,385	0.5%	990	29.2%

Total costs of services	665,129	90.6%	562,672	91.1%	102,457	18.2%
General and administrative	35,463	4.8%	28,034	4.5%	7,429	26.5%

Total expenses	700,592	95.4%	590,706	95.6%	109,886	18.6%

Income from operations	33,581	4.6%	26,951	4.4%	6,630	24.6%

Other income (expense):
Interest income	469	—	976	0.2%	(507)	(51.9)%
Interest expense	(1,097)	(0.1)%	(345)	(0.1)%	(752)	218.0%
Other, net	(79)	—	(90)	—	11	(12.2)%

Total other income (expense)	(707)	(0.1)%	541	0.1%	(1,248)	(230.7)%

Income before income taxes	32,874	4.5%	27,492	4.5%	5,382	19.6%
Provision for income taxes	12,428	1.7%	10,238	1.7%	2,190	21.4%

Net income	$20,446	2.8%	$17,254	2.8%	$3,192	18.5%

Total Revenues. Total revenues increased by 18.9%, from $617.7 million in the six months ended June 30, 2007 to $734.2 million in the six months ended June 30, 2008, primarily as a result of a $110.8 million, or 18.4%, increase in our bank card processing revenues. The breakout of our total revenues for the six months ended June 30, 2008 and 2007 was as follows (in thousands of dollars):

	Six Months Ended June 30,		Change from Prior Year
	2008	2007	Amount	%
Bank card processing revenues, gross (a)	$713,918	$603,079	$110,839	18.4%
Payroll processing revenues	6,846	5,034	1,812	36.0%
Equipment-related income	13,409	9,544	3,865	40.5%

Total Revenues	$734,173	$617,657	$116,516	18.9%

(a)	Includes Visa and MasterCard bankcard processing revenues, AMEX fees, Discover fees, check processing fees, customer service fees and other miscellaneous revenue

The increase in our gross bank card processing revenues from $603.1 million in the six months ended June 30, 2007 to $713.9 million in the six months ended June 30, 2008 was primarily due to higher bank card processing volume. Our bank card processing volume for the six months ended June 30, 2008 increased 24.1% to $30.3 billion, compared to $24.5 billion for the six months ended June 30, 2007; however, the increase included $1.9 billion of settled processing volume from Network Services, which earns revenues on a per transaction basis. Excluding Network Services processing volume we received percentage-based revenues on processing volume of $28.4 billion, an increase of 16.0% over the $24.5 billion processed in the six months ended June 30, 2007. The 16.0% increase in bank card processing volume was primarily attributable to a net increase in bank card merchant accounts primarily as the result of the growth in our sales force, combined with improved production from our existing sales force as previous additions to the sales force gain experience and seasoning. Additionally, Network Services earned revenues on the 61 million transactions it settled, and the 219 million transactions it authorized through its front-end card processing systems since we acquired that business. We report Network Services bank card processing revenues net of dues and assessments because the daily cash settlement with Network Services’ merchants is on a net basis.

Payroll processing revenues increased by 36.0%, from $5.0 million in the six months ended June 30, 2007 to $6.8 million in the six months ended June 30, 2008, primarily due to the 32.6% increase in the number of payroll processing customers from 5,467 at June 30, 2007 to 7,249 at June 30, 2008. Payroll processing revenues include processing fees and the interest income we earn on funds held for customers. Payroll processing fees increased by 43.0% from $4.6 million in the six months ended June 30, 2007 to $6.6 million in the six months ended June 30, 2008 and interest income earned on funds held for customers decreased by 38.3% from $432,000 in the six months ended June 30, 2007 to $267,000 in the six months ended June 30, 2008.

Equipment-related income of $13.4 million for the six months ended June 30, 2008 increased 40.5% from $9.5 million for the six months ended June 30, 2007. This was primarily due to growth in equipment sale revenues to new bank card merchants, the addition of equipment revenues from our May 2008 acquisition of Network Services, and the addition of revenues from our October 2007 acquisition of General Meters Corporation campus payments solutions business. Revenues from prepaid card and stored-value card systems at our Debitek, Inc. subsidiary for the six months ended June 30, 2008 were up 12.5% from the six months ended June 30, 2007.

Costs of services. Costs of services increased 18.2% from $562.7 million in the six months ended June 30, 2007 to $665.1 million in the six months ended June 30, 2008, due primarily to increases in interchange fees and processing and servicing costs. Costs of services represented 90.6% of total revenues in the six months ended June 30, 2008 and 91.1% in the six months ended June 30, 2007.

Interchange fees increased 17.1% from $450.6 million in the six months ended June 30, 2007 to $527.7 million in the six months ended June 30, 2008, and represented 71.9% of total revenues in the six months ended June 30, 2008 and 72.9% in the six months ended June 30, 2007. The increase in interchange fees was primarily due to higher bank card processing volume in the current year. However, interchange fees as a percentage of total revenues declined due to the nature of Network Services’ bank card processing settlement practices. We report Network Services’ bank card processing revenues net of interchange fees because our daily cash settlement with Network Services’ merchants is on a net basis.

Dues and assessments increased 15.9% from $22.9 million in the six months ended June 30, 2007 to $26.5 million in the six months ended June 30, 2008, also as the result of increased bank card processing volume. Dues and assessments were 3.6% of total revenues in the six months ended June 30, 2008 and 3.7% in the six months ended June 30, 2007. We report Network Services bank card processing revenues net of dues and assessments because the daily cash settlement with Network Services’ merchants is on a net basis.

Net revenue, which we define as total revenues less interchange fees and dues and assessments, increased 24.8% from $144.2 million in the six months ended June 30, 2007 to $180.0 million in the six months ended June 30, 2008.

Processing and servicing expense for the six months ended June 30, 2008 increased by $18.8 million, or 29.3%, compared with the six months ended June 30, 2007. The increase in processing and servicing expense included $6.3 million for Network Services and $1.8 million of higher chargeback losses during the six months ended June 30, 2008 as more merchants went out of business due to weak economic conditions. The increase was also due to costs associated with the increased bank card processing volume, equipment costs of sales and the costs of operating our service center, particularly the costs of support personnel including field servicing managers and depreciation and amortization.

As a percentage of total revenue, processing and servicing expense was 11.3% for the six months ended June 30, 2008 compared with 10.4% for the six months ended June 30, 2007. The increase in processing and servicing as a percentage of total revenue for the six months ended June 30, 2008 reflects the addition of Network Services processing and servicing costs, partially offset by continued leveraging of our lower cost internally developed front-end processing system, HPS Exchange, and cost savings associated with our back-end processing system, Passport. Transactions processed on HPS Exchange represented approximately 81% of our total processing transactions during the six months ended June 30, 2008, compared to 72% during the six months ended June 30, 2007. We expect the increasing share of HPS Exchange in our total bank card merchant base to continue in the future and we also expect to realize the lower cost benefits of processing on Passport in future periods. Included in processing and servicing expense was $2.0 million of payroll processing costs in the six months ended June 30, 2008, which increased 51.1% from $1.3 million recorded in the six months ended June 30, 2007.

Customer acquisition costs increased 9.0% from $21.8 million in the six months ended June 30, 2007 to $23.7 million in the six months ended June 30, 2008. An increase in amortization of signing bonuses, mostly as a result of growth in new merchant accounts and our recent practice of paying newly hired Relationship Managers a higher signing bonus percentage in exchange for reduced future residual commissions, was primarily responsible for the increase in the customer acquisition costs. The increase in the accrued buyout liability for the six months ended June 30, 2008 was lower than the prior year six-month period due to lower same stores sales growth and higher merchant attrition, including merchants who have gone out of business. Customer acquisition costs for the six months ended June 30, 2008 and 2007 included the following components (in thousands of dollars):

	Six Months Ended June 30,
	2008	2007
Amortization of signing bonuses, net	$18,535	$14,623
Amortization of capitalized customer deferred acquisition costs	7,338	6,630
Increase in accrued buyout liability	5,498	7,250
Capitalized customer deferred acquisition costs	(7,647)	(6,729)

Total Customer Acquisition Costs	$23,724	$21,774

Depreciation and amortization expenses increased 29.2%, from $3.4 million in the six months ended June 30, 2007 to $4.4 million in the six months ended June 30, 2008. The increase was primarily due to recording amortization of $0.4 million on the intangible assets acquired in the Network Services purchase and depreciation expense recorded on information technology equipment to support the network and the continuing development of HPS Exchange and Passport. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over three to five years. The amount capitalized increased from $2.0 million in the six months ended June 30, 2007 to $2.8 million in the six months ended June 30, 2008. The total amount of capitalized costs for projects placed in service in the six months ended June 30, 2008 and 2007 was $0.9 million and $1.3 million, respectively.

General and administrative. General and administrative expenses increased 26.5%, from $28.0 million in the six months ended June 30, 2007 to $35.5 million in the six months ended June 30, 2008. The increase was primarily due to the addition of Network Services general and administrative expenses, adding personnel costs and marketing initiatives to continue building our corporate, information technology and marketing infrastructure, which are necessary to support our growth and our marketing and product development initiatives and legal expenses. General and administrative expenses as a percentage of total revenue for the six months ended June 30, 2008 was 4.8%, compared to 4.5% for the six months ended June 30, 2007. Our payroll operation’s general and administrative expenses increased by 24.6%, from $1.9 million in the six months ended June 30, 2007 to $2.4 million in the six months ended June 30, 2008.

Income from operations. For the reasons described above, our income from operations, which we also refer to as operating income, improved from $27.0 million for the six months ended June 30, 2007 to $33.6 million for the six months ended June 30, 2008. Our operating margin, which is measured as operating income divided by net revenue, was 18.7% for the six months ended June 30, 2008 and the six months ended June 30, 2007.

Interest income. Interest income decreased from $976,000 in the six months ended June 30, 2007 to $469,000 in the six months ended June 30, 2008, due primarily to the use of cash to acquire Network Services and CPOS, as well as lower interest rates. (see “—Liquidity and Capital Resources” for more detail).

Interest expense. Interest expense for the six months ended June 30, 2008 of $1.1 million increased from $345,000 in the six months ended June 30, 2007. The increase in interest expense for the six months ended June 30, 2008 was due to higher payables to our sponsor banks and borrowings we incurred to fund the acquisition of Network Services. Most of our interest expense for the six months ended June 30, 2008 resulted from our practice of having our sponsor banks advance interchange fees to most of our merchants. Until the second quarter of 2008, these advances to our merchants were funded first with our cash available for investment, then by incurring a payable to our sponsor banks when that cash has been expended. We pay the sponsor banks the prime rate on these payables. To fund the purchase price for Network Services, during the second quarter of 2008 we suspended using our available cash to fund merchant advances and borrowed $75.0 million. See “—Liquidity and Capital Resources—Credit Facility” for more detail on the borrowings.

Income Tax. Income taxes for the six months ended June 30, 2008 were $12.4 million, reflecting an effective tax rate of 37.8%. This compares to an effective tax rate of 37.2% for the six months ended June 30, 2007, which resulted in income tax expense of $10.2 million. The higher effective tax rate for the six months ended June 30, 2008 was due to increases in state income tax rates.

Net income. As a result of the above factors, net income increased from $17.3 million for the six months ended June 30, 2007 to $20.4 million for the six months ended June 30, 2008.

Balance Sheet Information

	June 30, 2008	December 31, 2007
	(in thousands)
Selected Balance Sheet Data

Cash and cash equivalents	$40,142	$35,508
Funds held for payroll customers	22,651	24,201
Receivables, net	156,276	122,613
Current tax asset	4,739	5,449
Capitalized customer acquisition costs, net	76,376	70,498
Property and equipment, net	59,403	50,248
Goodwill	58,774	5,489
Intangible assets	34,352	481
Total assets	468,782	329,189

Due to sponsor banks	98,182	49,798
Accounts payable	26,138	20,495
Deposits held for payroll customers	22,651	24,201
Due under credit facility:
Current portion	56,250	—
Long term portion	18,750	—
Accrued buyout liability:
Current portion	11,006	11,521
Long term portion	29,015	26,252
Total liabilities	304,456	163,520
Total stockholders’ equity	164,326	165,669

June 30, 2008 Compared to December 31, 2007

Total assets increased $139.6 million, or 42.4%, to $468.8 million at June 30, 2008 from $329.2 million at December 31, 2007, primarily due to increases in goodwill, intangible assets, receivables, property and equipment and capitalized customer acquisition costs. Cash and cash equivalents increased by $4.6 million or 13.1% (see “—Liquidity and Capital Resources” for more detail).

The $53.3 million increase in goodwill at June 30, 2008 and the $33.9 million increase in intangible assets at June 30, 2008 were due to our May 31, 2008 acquisition of Network Services for a net cash payment of $92.5 million and our March 3, 2008 acquisition of CPOS for a net cash payment of $10.1 million. We recorded goodwill of $43.8 million and intangible assets of $33.4 million in the Network Services acquisition, and goodwill of $9.4 million and intangible assets of $1.1 million in the CPOS acquisition. The allocations of the Network Services and CPOS purchase prices are not final and are subject to the completion of appraisals of tangible and intangible assets and therefore may be adjusted in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, as more information becomes available.

Our receivables primarily are due from our bank card processing merchants and result from our practice of advancing interchange fees to most of our merchants during the processing month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge merchants for processing transactions. Until the second quarter of 2008, these advances to our merchants were funded first with our cash available for investment, then by incurring a payable to our sponsor banks when that cash has been expended. At June 30, 2008, we had not used any cash to fund merchant advances. At December 31, 2007, we used $37.9 million of available cash to fund merchant advances. The amount due to sponsor banks for funding advances was $98.2 million at June 30, 2008 and $49.8 million at December 31, 2007. The payable to sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment and check processing terminals.

Receivables also include amounts resulting from the sale, installation, training and repair of cashless payment system hardware and software for prepaid card and stored-value card payment systems and campus payment solutions.

Our total receivables increased $33.7 million, or 27.5%, to $156.3 million at June 30, 2008 from $122.6 million at December 31, 2007 mostly due to receivables added by Network Services and higher monthly bank card processing volume in 2008. For the month of June 2008, our processing volume was $5.2 billion excluding Network Services volume, compared to $4.7 billion of processing volume in the month of December 2007.

Capitalized customer acquisition costs increased $5.9 million, or 8.3%, from December 31, 2007 as a result of increases in the number of merchants we service.

Our borrowings at June 30, 2008 totaled $75.0 million. On May 30, 2008, we entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders who may become a party to the Credit Agreement from time to time. The Amended and Restated Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $50 million (the “Revolving Credit Facility”) and a term credit facility in the aggregate amount of up to $25 million (the “Term Credit Facility”). See “— Liquidity and Capital Resources — Credit Facility for more information on the Amended and Restated Credit Agreement.

On May 30, 2008, we borrowed $50 million under the Revolving Credit Facility and $25 million under the Term Credit Facility. We applied all of the proceeds from these borrowings to finance the acquisition of Network Services. At June 30, 2008, there was $50 million outstanding under the Revolving Credit Facility and $25 million outstanding under the Term Credit Facility. Of the combined $75 million outstanding, $56.2 million was included in current borrowings and $18.8 million was included in long-term borrowings at June 30, 2008. We had no borrowings outstanding at December 31, 2007.

Total stockholders’ equity decreased $1.3 million from December 31, 2007 primarily due to repurchasing $18.0 million of treasury shares and declaring $6.7 million in dividends on our common stock. Our net income of $20.4 million recorded for the six months ended June 30, 2008 partially offset these declines. On February 28, 2008, our Board of Directors resolved to retire all common shares repurchased and include the retired shares in our authorized and unissued shares. Until February 28, 2008, the final disposition of the repurchased shares had not been decided. The excess of the purchase price of the treasury stock over the stated value was allocated between additional paid-in capital and retained earnings. The pro rata portion of additional paid-in capital related to the treasury stock was not sufficient to fully absorb the cost of the treasury stock and the amount of the resulting charge to retained earnings resulted in an accumulated deficit as of June 30, 2008.

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

As of May 31, 2008, we acquired the net assets of the Network Services Business unit of Alliance Data Network Services LLC (“Alliance”), for a cash payment of $77.5 million plus the net working capital of Network Services on the closing date, for a total purchase price of $92.5 million. The acquisition was financed through a combination of cash on hand and our credit facilities. We believe the acquisition will be non-dilutive to earnings in 2008 and accretive thereafter. Network Services provides processing of credit and debit cards to individual and national merchants, primarily in the petroleum industry. The Network Services acquisition will provide us with a substantial portfolio of merchants in the petroleum industry segment. Network Services settled 604 million transactions representing over $17 billion of total annual Visa and MasterCard bank card processing volume in 2007. In addition to settling Visa and MasterCard transactions, Network Services processes a wide range of payment transactions for its predominantly petroleum customer base, including providing approximately 2.6 billion transaction authorizations through its front-end card processing systems (primarily for Visa and MasterCard) in 2007.

On March 3, 2008, we acquired a majority interest in Collective Point of Sale Solutions Ltd. (“CPOS”) for a net cash payment of $10.1 million. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions. This acquisition provides us an entrée into the Canadian credit and debit card processing market. We are now able to service merchants that have locations in both the United States and Canada. We do not expect the acquisition of CPOS to have a material impact on our 2008 revenues or net income. On October 19, 2007, we acquired General Meters Corporation (“General Meters”) for a net cash payment of $6.0 million. The General Meters acquisition provided us with a ready customer base of colleges and universities for our campus card product. General Meters was combined with our subsidiary Debitek Inc., which provides prepaid card and stored value solutions.

Other than borrowings to fund our acquisition of Network Services, our cash needs are funded primarily by cash flow from our operating activities and our agreement with our sponsor banks to fund merchant advances. We believe that our current cash and investment balances, cash generated from operations and our agreement with our sponsor banks to fund merchant advances will provide sufficient liquidity to meet our anticipated needs for capital for at least the next twelve months, and currently anticipate no liquidity challenges over a longer term. On June 30, 2008, our credit facilities, which total $75.0 million, were fully borrowed. However, the credit facility provides for an increase of $25 million upon the prior approval of the administrative agent. See “— Credit Facility” for more details.

Our working capital, defined as current assets less current liabilities, was negative at June 30, 2008 due to financing the Network Services acquisition with cash and predominately current borrowings. Working capital was positive at December 31, 2007.

At June 30, 2008, we had cash and cash equivalents totaling $40.1 million, compared to cash and cash equivalents of $35.5 million at December 31, 2007.

Each funding source and use is described in more detail below.

Cash Flow Provided by Operating Activities. We reported net cash provided by operating activities of $66.8 million in the six months ended June 30, 2008, compared to net cash provided by operating activities of $37.5 million in the six months ended June 30, 2007. The most significant contributor to the increase in cash provided by operating activities for the six months ended June 30, 2008 was an increase in due to sponsor banks. The increase in the amounts due sponsor banks was mostly due to using available cash to fund the acquisitions of Network Services and CPOS, as well as treasury stock purchases during the six months ended June 30, 2008. Also contributing favorably to cash provided by operating activities was our net income for the six-month period as adjusted for depreciation and amortization, additions to loss reserves, provision for doubtful receivables, share-based compensation expense, and deferred taxes.

Other major determinants of operating cash flow are net signing bonus payments, which consume increasing amounts of operating cash as our new merchant installation activity rises, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout liability” for more information. Net signing bonuses of $24.1 million and $21.6 million, respectively, were paid in the six months ended June 30, 2008 and 2007. In the six months ended June 30, 2008 and 2007, we reduced the accrued buyout liability by making buyout payments of $3.3 million and $4.7 million, respectively.

Contained within other changes in operating assets and liabilities are the changes in our receivables and due to sponsor banks. Until the second quarter of 2008, advances of interchange fees, which generate a receivable from our merchants, were funded first from our available cash, then by incurring a payable to our sponsor banks when that cash has been expended. The payable to the sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. At June 30, 2008, we had not used any cash to fund merchant advances. At December 31, 2007, we used $37.9 million of available cash to fund merchant advances. The amount due to sponsor banks for funding advances was $98.2 million at June 30, 2008 and $49.8 million at December 31, 2007. During the six months ended June 30, 2008, our receivables, excluding Network Services, increased $10.9 million, while we increased our payable to sponsor banks by $48.3 million. The increase in the June 30, 2008 payable to sponsor banks was applied in funding the purchase prices to acquire Network Services and CPOS, and the $18.0 million cost to repurchase treasury stock during the six months ended June 30, 2008.

Our reported cash flow from operating activities for both periods was impacted by the cash flow reporting requirements of SFAS No. 123R and SFAS No. 95, Statement of Cash Flow, as amended. These statements require the amount of tax benefits resulting from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options in excess of the amount of SFAS No. 123R compensation cost recognized (referred to as “excess tax benefits” in this document), to be classified as a cash inflow from financing activities on our Statement of Cash Flow and a cash outflow from operating activities. For the six months ended June 30, 2008 and 2007, our operating cash flow was reduced by the classification of $0.8 million and $3.8 million, respectively, of excess tax benefits as cash inflow from financing activities.

Cash Flow Used in Investing Activities. Net cash used in investing activities was $115.0 million for the six months ended June 30, 2008, compared to $15.5 million for the six months ended June 30, 2007. In May 2008, we acquired Network Services for a net cash payment of $92.5 million and in March 2008, we acquired CPOS for a net cash payment of $10.1 million. During each six-month period, we used cash to fund capital expenditures. Total capital expenditures for the six months ended June 30, 2008 were $12.4 million, compared to $14.0 million invested in the six months ended June 30, 2007. Capital expenditures include costs related to construction of our new Service Center facility, which commenced in 2006 and completed Phase I in December 2007. During the six months ended June 30, 2008 and 2007, we spent cash of $4.2 million and $8.7 million, respectively, on our new Service Center. See “—Contractual Obligations” for more detail regarding cumulative cash outlays and expected future funding requirements related to our new Service Center. We also continued building our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and Passport. We anticipate that these expenditures will continue near current levels as we further develop our technology.

Cash Flow Provided by (Used In) Financing Activities. Net cash provided by financing activities was $52.9 million for the six months ended June 30, 2008, which compares to net cash used in financing activities of $10.8 million for the six months ended June 30, 2007. Cash flow from financing activities for the six months ended June 30, 2008 was positive primarily due to proceeds from borrowings under our Credit Facility. See “— Credit Facility” for more details on these borrowings and the application of funds borrowed. Cash flow from financing activities for the six months ended June 30, 2007 was negative primarily due to common stock repurchases. See “— Common Stock Repurchases” for more information on our common stock repurchases authorization.

We used $18.0 million of cash to repurchase 781,584 shares of our common stock during the six months ended June 30, 2008, compared to $15.3 million of cash to repurchase 606,500 shares of our common stock during the six months ended June 30, 2007. During the six months ended June 30, 2008 and 2007, employees exercised stock options generating cash proceeds in the aggregate of $1.8 million and $4.5 million, respectively. Cash proceeds received from the exercise of employee stock options were applied to repurchase shares of our common stock.

Cash dividends paid in the six months ended June 30, 2008 were $6.7 million, compared to dividends declared of $3.8 million in the six months ended June 30, 2007. See “— Dividends on Common Stock” for more information on our common stock dividends.

Financing cash for both periods were favorably impacted by excess tax benefits which resulted from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options. During the six months ended June 30, 2008 and 2007, we reported as a financing cash inflow, $0.8 million and $3.8 million, respectively, of excess tax benefits resulting from employees exercising stock options. See “— Cash Flow Provided by (Used in) Operating Activities” for more detail.

Credit Facility. On May 30, 2008, we entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders who may become a party to the Credit Agreement from time to time. The Amended and Restated Credit Agreement amended and restated in its entirety the previous credit agreement entered into on September 5, 2007 between the same parties that are parties to the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $50 million (the “Revolving Credit Facility”), of which up to $5 million may be used for the issuance of letters of credit and up to $5 million is available for swing line loans. Upon the prior approval of the administrative agent, we may increase the total commitments by $25 million for a total commitment under the Revolving Credit Facility of $75 million. The Revolving Credit Facility is available to us on a revolving basis commencing on May 30, 2008 and ending on September 4, 2012.

The Amended and Restated Credit Agreement also provides for a term credit facility in the aggregate amount of up to $25 million (the “Term Credit Facility”). The Term Credit Facility requires amortizing payments in the amount of $2,083,333 on the last business day of each fiscal quarter commencing March 31, 2009. All principal and interest not previously paid on the Term Credit Facility will mature and be due and payable on December 31, 2011. Amounts borrowed and repaid under the Term Credit Facility may not be re-borrowed.

The Amended and Restated Credit Agreement contains covenants, which include our maintenance of certain leverage and fixed charge coverage ratios, limitations on our indebtedness, liens on our properties and assets, our investments in, and loans to, other business units, our ability to enter into business combinations and asset sales, and certain other financial and non-financial covenants. These covenants also apply to our subsidiaries.

Under the terms of the Amended and Restated Credit Agreement, we may borrow, at our option, at interest rates equal to one, two, three or six month adjusted LIBOR rates or equal to the greatest of prime, the secondary market rate for three month certificates of deposits plus 1% and the federal funds rate plus 0.50%, in each case plus a margin determined by our current leverage ratio.

The Revolving Credit Facility may be used to finance future construction projects and acquisitions in accordance with the terms of the Credit Agreement and for our other working capital needs and general corporate purposes. On May 30, 2008, the Company borrowed $50 million under the Revolving Credit Facility and $25 million under the Term Credit Facility. All of the proceeds of both such borrowings were applied to finance and pay expenses related to the acquisition of Network Services. At June 30, 2008, there was $50 million outstanding under the Revolving Credit Facility and $25 million outstanding under the Term Credit Facility.

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

Under these authorizations, we repurchased an aggregate of 2,574,284 shares of our common stock during the years ended December 31, 2006 and 2007 and the six months ended June 30, 2008 at a cost of $61.9 million, or average cost of $24.04 per share. We did not make any purchases of our common stock for the three months ended June 30, 2008.

During the six months ended June 30, 2008 and 2007, we repurchased 781,584 shares and 606,500 shares, respectively, of our common stock at average per share costs of $23.02 and $25.24. At June 30, 2008, we have remaining authorization to repurchase up to 525,716 additional shares of our common stock.

Dividends on Common Stock. The following table summarizes quarterly cash dividends declared and paid on our common stock during 2008 and 2007:

Date Declared	Record Date	Date paid	Amount Paid Per Common Share
Three Months Ended June 30, 2008:
February 13, 2008	February 28, 2008	March 15, 2008	$0.09
April 30, 2008	May 23, 2008	June 15, 2008	$0.09

Twelve Months Ended December 31, 2007:
February 12, 2007	February 23, 2007	March 15, 2007	$0.05
May 3, 2007	May 25, 2007	June 15, 2007	$0.05
July 30, 2007	August 24, 2007	September 15, 2007	$0.075
October 31, 2007	November 23, 2007	December 15, 2007	$0.075

On August 5, 2008, our Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock, payable on September 15, 2008 to stockholders of record as of August 22, 2008.

Contractual Obligations. The Visa and MasterCard networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of our transactions involve the delivery of the product or service at the time of the transaction, a good estimate of our exposure to chargebacks is the last four months’ processing volume on our portfolio, which was $21.9 billion for the four months ended June 30, 2008 and $17.9 billion for the four months ended December 31, 2007. However, for the four months ended June 30, 2008 and December 31, 2007, we were presented with $11.8 million and $10.5 million, respectively, of chargebacks by issuing banks. In the six months ended June 30, 2008 and the 2007 full year, we incurred bankcard merchant credit losses of $2.6 million and $2.8 million, respectively, on total dollar volume processed of $30.3 billion and $51.9 billion, respectively. These credit losses are included in processing and servicing expense in our consolidated statements of income.

The following table reflects our significant contractual obligations as of June 30, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Processing providers (a)	$11,162	$5,728	$5,434	$—	$—
Telecommunications providers	4,050	2,736	1,314	—	—
Office and equipment leases	19,546	4,521	7,739	3,729	3,557
Term Credit Facility	25,000	6,250	16,667	2,083	—
Land, construction and equipment (b)	13,823	13,823	—	—	—

	$73,581	$33,058	$31,154	$5,812	$3,557

(a)	We have agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. Our agreements with third-party processors may require us to submit a minimum monthly number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay them the fees that they would have received if we had submitted the required minimum number or volume of transactions.
(b)	These amounts relate to contractual commitments we have for developing land and constructing our new Service Center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with the development of this site. Through June 30, 2008, we have spent approximately $35.7 million of our cash on our new Service Center, including $1.7 million to acquire land, and over the next twelve months we expect to spend approximately $28.0 million more on its development, including the contractual obligations in the above table.

In addition, we record a payable to our sponsor banks each month in conjunction with our monthly processing activities. This amount was $98.2 million as of June 30, 2008. This amount is repaid on the first business day of the following month out of the fees collected from our merchants. We also have $50.0 million outstanding under our Revolving Credit Facility at June 30, 2008 (see
“— Credit Facility” for terms).

Unrecognized Tax Benefits. At June 30, 2008, we had gross tax effected unrecognized tax benefits of approximately $1.4 million. See “— Critical Accounting Estimates — Income Taxes.” As of June 30, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits has been excluded from the above commitment and contractual obligations table.

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

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our primary market risk exposure is to changes in interest rates. Until the second quarter of 2008, advances of interchange fees to our merchants were funded first from our available cash, then by incurring a payable to our sponsor banks when that cash has been expended. The payable to the sponsor banks bears interest at the prime rate and is repaid at the beginning of the following month out of the fees we collect from our merchants. The amount due to sponsor banks for funding advances was $98.2 million at June 30, 2008. During the quarter ended June 30, 2008 the average daily interest-bearing balance of that payable to sponsor banks was approximately $38.5 million. Based on this average payable, a hypothetical 100 basis point change in short-term interest rates would result in a change of approximately $385,000 in annual pre-tax income.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities of up to three years. At June 30, 2008, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $47,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $39,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $47,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $39,000.

Foreign Currency Risk. While substantially all of our business is conducted in U.S. dollars, our Canadian processing subsidiary, CPOS, conducts its operations in Canadian dollars. Consequently, a portion of CPOS’ revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our CPOS subsidiary. We have not hedged our translation risk on foreign currency exposure. For the six months ended June 30, 2008, foreign currency exposures had an immaterial impact on our revenues and our net income. At June 30, 2008, fluctuations in exchange rates on CPOS’ assets and liabilities reduced our Other Comprehensive Income by $205,000, net of taxes.

We do not hold or engage in the trading of derivative financial, commodity or foreign exchange instruments.

Office Facilities

At June 30, 2008, we owned one facility and leased ten facilities, which we use for operational, sales and administrative purposes.

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

We also lease the following facilities as of June 30, 2008:

Location	Square Feet	Expiration
Alpharetta, GA	3,008	November 30, 2010
Chattanooga, Tennessee	9,461	January 31, 2009
Cleveland, Ohio	15,940	June 30, 2012
Colorado Springs, Colorado	10,431	December 31, 2009
Frisco, Texas	18,456	October 31, 2008
Jeffersonville, Indiana	27,040	between June 30, 2009 and April 30, 2009
Johnson City, Tennessee	45,000	October 22, 2010
Phoenix, Arizona	1,284	March 31, 2010
Plano, Texas	42,336	May 31, 2015
West Windsor Township, New Jersey	5,288	May 2013

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

Changes in Internal Controls

During the quarter ended June 30, 2008, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Other than as set forth below, there have been no material changes in our Risk Factors as previously reported in our annual report on Form 10-K for the year ended December 31, 2007.

Borrowings under our Amended and Restated Credit Agreement could adversely affect our financial condition, and the related debt service obligations may adversely affect our cash flow and ability to invest in and grow our businesses.

We funded our acquisition of Network Services by borrowing under our Amended and Restated Credit Agreement. The interest rates on this debt are floating based on the LIBOR rate; accordingly, if the LIBOR rate increases, our interest expense would be higher. We intend to fulfill our total debt service obligations primarily from cash generated by our operations. Such funds will not be available to use in future operations, or investing in our businesses. This may adversely impact our ability to expand our businesses or make other investments.

If we are unable to meet our debt obligations, we could be forced to restructure or refinance our obligations, to seek additional equity financing or to sell assets, which we may not be able to do on satisfactory terms or at all. As a result, we could default on those obligations and in the event of such default, our lenders could accelerate our debt or take other actions that could restrict our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	Not applicable

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 13, 2006, our Board of Directors authorized management to repurchase up to the lesser of (a) 1,000,000 shares of our common stock or (b) $25,000,000 worth of our common stock in the open market. On August 1, 2006, our Board of Directors authorized management to repurchase up to 1,000,000 shares of our common stock in the open market using the proceeds from the exercise of stock options. On May 3, 2007, the Board of Directors eliminated the restriction in the August 1, 2006 repurchase authorization which required management to use only proceeds from the issuance of stock options for repurchases, and increased the total remaining authorized number of shares to be repurchased to 2,000,000. As of June 30, 2008, we had remaining authorization to purchase 525,716 shares of our common stock. We intend to use these authorizations to repurchase shares opportunistically as a means of offsetting dilution from shares issued upon the exercise of options under employee benefit plans, and to use cash to take advantage of declines in the Company’s stock price. We have no obligation to repurchase shares under the authorization, and the specific timing and amount of the stock repurchase will vary based on market conditions, securities law limitations and other factors. The stock repurchase will be executed utilizing general corporate funds.

We did not make any purchases of our common stock during the three months ended June 30, 2008. The cumulative number of shares purchased as part of publicly announced plans was 2,574,284 shares at an average price of $24.04 per share.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The following proposal was voted upon at the Company’s 2008 Annual Meeting of Stockholders held on May 2, 2008:

(a)	To elect eight Directors to the Company’s Board of Directors for terms expiring at the 2009 Annual Meeting, or until their successors are duly elected and qualified as provided in the Company’s By-Laws.

The election of all eight Directors was approved at the annual meeting. The voting results were as follows:

Election of Directors:	Shares Voted For	Shares Withheld
Robert O. Carr	33,994,153	68,574
Scott L. Bok	34,009,224	53,503
Mitchell L. Hollin	32,255,225	1,807,502
Robert H. Niehaus	31,816,582	2,246,145
Marc J. Ostro, Ph.D.	34,009,424	53,303
Jonathan J. Palmer	31,948,120	2,114,607
George F. Raymond	34,008,624	54,103
Richard W. Vague	33,999,179	63,548

(b) To approve the 2008 Equity Incentive Plan to replace the Second Amended and Restated 2000 Equity Incentive Plan.

The 2008 Equity Incentive Plan was approved at the annual meeting as 26,417,400 shares voted to approve the 2008 Equity Incentive Plan, 4,149,802 shares voted against approval of the 2008 Equity Incentive Plan and 3,495,525 shares abstained.

(c) To ratify the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

The selection of Deloitte & Touche LLP as our independent registered public accounting form for the fiscal year ending December 31, 2008 was ratified as 34,023,017 shares voted for the ratification, 19,590 shares voted against the ratification and 20,120 shares abstained.

Item 5.	Other Information

Heartland Payment Systems, Inc. 2008 Equity Incentive Plan

At the Company’s 2008 Annual Meeting of our Stockholders held on May 2, 2008, the Company’s stockholders approved the Company’s 2008 Equity Incentive Plan (the “Plan”).

The following is a brief summary of the principal features of the Plan, which is qualified in its entirety by reference to the full text of the Plan, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Eligibility. Employees (including executive officers), members of the our Board of Directors, and consultants of the Company and our affiliates may participate in the Plan as designated by the Administrator (as defined below). Incentive stock options may be granted only to employees of the Company or our subsidiaries. The amounts of awards that may be allocated to participants under the Plan will be determined at the discretion of the Administrator and are not presently determinable.

Types of Awards. The types of stock awards that will be available for grant under the Plan are: incentive stock options, nonstatutory stock options, restricted stock bonus awards, stock appreciation rights, phantom stock units, restricted stock units, performance share bonus awards, performance share units, and performance cash bonuses.

Share Reserve. A total of 7,250,000 shares of our common stock are proposed to be reserved for issuance under the Plan, minus (x) one (1) share for every one (1) share that was subject to outstanding options or stock appreciation rights under the 2000 Plan granted after December 31, 2007, and (y) two and seven tenths (2.7) shares for every one (1) share that was subject to outstanding restricted stock or other stock awards payable in shares of common stock other than stock options and stock appreciation rights under the 2000 Plan granted after December 31, 2007. Not more than 7,250,000 shares of Common Stock may be issued under the Plan pursuant to incentive stock options (the “ISO Limit”).

Administration of the Plan. The Board of Directors, the Compensation Committee of the Board or a committee of officers or directors appointed by the Board (collectively, the “Administrator”) administers the Plan. The Administrator has the authority to perform the following actions: designate participants under the Plan, determine the type(s), number, terms and conditions of awards, as well as the timing and manner of grant, subject to the terms of the Plan, interpret the Plan and establish, adopt or revise any rules and procedures to administer the Plan, adopt such sub-plans and/or make such amendments to the terms of stock awards under the Plan as necessary or desirable for awards made to participants outside of the United States, and make all other decisions and determinations that may be required under the Plan.

Options. The Plan provides that options shall have an exercise price that is at least equal to 100% of the fair market value of our common stock on the date the option is granted (with the exception of such adjustments as may be required or desirable under foreign law); provided that the exercise price of an incentive stock option granted to an employee who holds more than 10% of our voting stock may not be less than 110% of the fair market value of our common stock on the date the option is granted. However, we may grant options with exercise prices equal to less than the fair market value of our common stock on the date of grant in connection with an acquisition by us of another company, or otherwise if done in a manner that satisfies the provisions of Section 424 of the Internal Revenue Code, of 1986, as amended (the “Code”). To the extent permitted by law and as determined by the Administrator, an option holder may exercise an option by payment of the exercise price in a number of different manners, including (1) in cash or by check or wire transfer, (2) pursuant to a “same day sale” program, (3) by the surrender of shares of common stock already owned by the option holder, (4) through a cashless “net exercise” arrangement, or (5) such other form of consideration permitted by applicable law as determined by the administrator. Options awarded under the Plan may be granted for terms of up to five (5) years. Unless the option holder’s option agreement provides otherwise, in the event of the option holder’s termination of service, the option holder (or in the event of death, the holder’s beneficiary or successor) will have up to one month in the case of a voluntary termination, or three months in the case of an involuntary termination (other than for cause, and six months on account of disability or twelve months or death) to exercise vested options. No option may be exercised after the expiration of its term.

Restricted Stock Bonuses and Performance Share Bonuses. Restricted stock bonus awards and performance share bonus awards are grants of common stock not requiring any monetary consideration (other than payment of the par value of the shares of common stock to the extent required by law), but subject to restrictions, as determined by the Administrator. Generally, unless the participant’s award agreement provides otherwise, the participant may not sell, transfer, or otherwise dispose of the shares issued in the participant’s name at the time of grant until those conditions are met. The vesting of restricted stock bonus awards will generally be based on the participant’s continuous service; the vesting of performance share bonus awards will be based on the achievement of certain performance criteria, as determined by the Administrator. In the event a participant’s continuous service terminates or a participant fails to meet service and/or performance criteria, all unvested shares as of the date of termination automatically will be reacquired by us at no cost to us.

Stock Appreciation Rights. The Administrator may grant stock appreciation rights independently of or in connection with an option grant. The base price per share of a stock appreciation right shall be at least 100% of the fair market value of our common stock on the date of grant. However, we may grant stock appreciation rights with exercise prices equal to less than the fair market value of our common stock on the date of grant in connection with an acquisition by us of another company, or otherwise if done in a manner that satisfies the provisions of Section 424 of the Code. Each stock appreciation right will entitle a participant upon exercise and redemption to an amount equal to (a) the excess of (1) the fair market value on the exercise or redemption date of one share of common stock over (2) the exercise or base price, times (b) the number of shares of common stock covered by the stock appreciation right being exercised or redeemed. Payment shall be made in shares of common stock or in cash, or a combination of both, as determined by the Administrator. No stock appreciation right will be exercisable or redeemable after five (5) years from the date of grant, and any stock appreciation rights granted in connection with an option will automatically have the same exercise price and associated term until expiration of the associated option.

Phantom Stock Units. A phantom stock unit entitles the participant to receive the value of one share of common stock, redeemable upon terms and conditions set by the Administrator. Distributions upon redemption of phantom stock units may be in shares of common stock valued at fair market value on the date of redemption or in cash, or a combination of both, as determined by the Administrator.

Restricted Stock Units and Performance Share Units. The Administrator may also award restricted stock units or performance share units, both of which entitle the participant to receive one share of common stock at the time the unit vests. For restricted stock units, vesting will generally be based on the participant’s continuous service; for performance share units, vesting will be based on the achievement of certain performance criteria, as determined by the Administrator. In the event a participant’s continuous service terminates or a participant fails to meet the predetermined performance criteria, all unvested shares of common stock subject to these awards as of the date of termination will be forfeited.

Performance Based Awards. In connection with performance-based awards (other than stock options or stock appreciation rights) that are intended to satisfy the requirements of Section 162(m), each eligible participant’s stock or cash award will be based on one or more pre-established performance targets which, in the discretion of the Administrator, will be based on one or more of the following objective business criteria: (a) pre-tax income; (b) revenue or sales; (c) operating income; (d) operating profit; (e) net earnings; (f) net income; (g) cash flow; (h) earnings per share or book value per share; (i) return on equity; (j) return on invested capital or assets; (k) cost reductions or savings or expense management; (l) funds from operations; (m) improvements in capital structure; (n) maintenance or improvement of profit margins; (o) market share; (p) working capital; (q) stock price; (r) consolidated earnings before any one or more of the following items: interest, taxes, depreciation or amortization; (s) implementation of our targets, critical processes and/or projects; (t) gross margins; (u) specified product sales; (v) inventory turns; (w) distributor, executive distributor and/or preferred customer numbers, (x) product subscription numbers; or (y) distributor and customer retention rates. However, the Administrator shall have the discretion to appropriately adjust its evaluation of performance against predetermined targets to account for, among other things, the effects of currency fluctuations and other extraordinary items.

No Repricing. The Plan prohibits the repricing of stock options or stock appreciation rights awarded under the Plan, which includes reduction in exercise price, base price, or replacement of underwater options or stock appreciation rights with any other form of equity award or with cash.

Forfeiture of Awards. To the extent set forth in an award agreement and in the discretion of the Administrator, in the event that a participant has engaged in “harmful conduct” (defined below) at any time during participant’s service with the Company or following termination, or participant’s service is terminated for cause, all outstanding stock awards generally will be immediately forfeited. In addition, the Administrator retains the discretion to require the participant to repay to us the amount of certain gains that the participant realized from stock awards granted under the Plan, or forfeit and return to us unvested shares. “Harmful conduct” as defined in the Plan means a breach in any material respect of an agreement not to reveal confidential information regarding our business operations, or to refrain from solicitation of our customers, suppliers or employees.

Transferability. Unless otherwise determined by the Administrator or provided for in a written agreement evidencing an award, options and stock appreciation rights granted under the Plan will not be transferable other than by will or by the laws of descent and distribution.

Change of Control. In the event of a change of control, as defined in the Plan, other than dissolution, the Administrator may provide for the (1) assumption or continuation of any stock awards outstanding under the Plan, (2) issuance of substitute awards that will substantially preserve the terms of any awards, (3) payment in exchange for the cancellation or redemption of an award or (4) any combination of the foregoing. Furthermore, at any time the Administrator may provide for the acceleration of exercisability and/or vesting of an award.

Acceleration of Vesting on Death or Disability. In the case of death or disability of an employee, or death of a member of the Board, any unvested awards (excluding performance-based awards) shall immediately become vested and exercisable (as applicable) in full.

Amendment or Termination. The Administrator may amend, suspend, or terminate the Plan in any respect at any time, subject to stockholder approval where such approval is required by applicable law or stock exchange rules. The Administrator may not amend the Plan to permit the repricing of options or stock appreciation rights or to grant optionholders or holders of stock appreciation rights additional rights to transfer their awards without prior stockholder approval. Further, no amendment to the Plan may materially impair any of the rights of a participant under any awards previously granted without his or her written consent.

Term. Unless earlier terminated by the Administrator, the Plan will expire on the tenth anniversary of the latest date our stockholders approve the plan, including any subsequent amendment or restatement. No awards will be granted under the Plan after that date.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Heartland Payment Systems, Inc. 2008 Equity Incentive Plan

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2008

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

By:	/s/ Robert O. Carr
Robert O. Carr
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert H.B. Baldwin, Jr.
Robert H.B. Baldwin, Jr.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Heartland Payment Systems, Inc. 2008 Equity Incentive Plan

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002