Form 10-Q
period 2008-09-30
HEARTLAND PAYMENT SYSTEMS INC
filed 2008-11-07
CIK 1144354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 3, 2008, there were 37,633,875 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash	$47,074	$35,508
Funds held for payroll customers	20,023	24,201
Receivables, net	154,713	122,613
Investments held to maturity	1,149	1,119
Inventory	7,072	5,383
Prepaid expenses	4,842	3,478
Current tax asset	5,089	5,449
Current deferred tax assets, net	1,064	690

Total current assets	241,026	198,441
Capitalized customer acquisition costs, net	78,142	70,498
Deferred tax assets, net	—	3,878
Property and equipment, net	66,238	50,248
Goodwill	58,204	5,489
Intangible assets, net	35,336	481
Deposits and other assets, net	254	154

Total assets	$479,200	$329,189

Liabilities and stockholders’ equity
Current liabilities:
Due to sponsor banks	$79,412	$49,798
Accounts payable	26,206	20,495
Deposits held for payroll customers	20,023	24,201
Current portion of borrowings	56,250	—
Current portion of accrued buyout liability	11,011	11,521
Merchant deposits and loss reserves	27,725	14,757
Accrued expenses and other liabilities	30,717	15,266

Total current liabilities	251,344	136,038
Deferred tax liabilities, net	1,083	—
Reserve for unrecognized tax benefits	2,141	1,230
Long-term portion of borrowings	18,750	—
Long-term portion of accrued buyout liability	29,923	26,252

Total liabilities	303,241	163,520

Commitments and contingencies (Note 12)	—	—

Stockholders’ equity
Common Stock, $0.001 par value, 100,000,000 shares authorized, 37,595,000 and 39,804,322 shares issued at September 30, 2008 and December 31, 2007; 37,595,000 and 37,989,622 shares outstanding at September 30, 2008 and December 31, 2007	38	40
Additional paid-in capital	167,043	173,346
Accumulated other comprehensive loss	(543)	(62)
Retained earnings	9,421	36,729
Treasury stock, at cost (1,814,700 shares at December 31, 2007)	—	(44,384)

Total stockholders’ equity	175,959	165,669

Total liabilities and stockholders’ equity	$479,200	$329,189

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total Revenues	$424,800	$354,615	$1,158,973	$972,272

Costs of Services:
Interchange	290,910	260,876	818,564	711,438
Dues and assessments	14,595	13,061	41,089	35,918
Processing and servicing	58,468	35,638	141,350	99,732
Customer acquisition costs	12,758	11,557	36,482	33,331
Depreciation and amortization	3,101	1,642	7,476	5,027

Total costs of services	379,832	322,774	1,044,961	885,446
General and administrative	21,866	12,493	57,329	40,527

Total expenses	401,698	335,267	1,102,290	925,973

Income from operations	23,102	19,348	56,683	46,299

Other income (expense):
Interest income	185	474	654	1,450
Interest expense	(1,199)	(242)	(2,296)	(587)
Loss on investment	(137)	—	(240)	—
Other, net	1	(781)	25	(871)

Total other income (expense)	(1,150)	(549)	(1,857)	(8)

Income before income taxes	21,952	18,799	54,826	46,291
Provision for income taxes	8,539	7,014	20,967	17,252

Net income	$13,413	$11,785	$33,859	$29,039

Net income	$13,413	$11,785	$33,859	$29,039
Other comprehensive income:
Unrealized gains (losses) on investments, net of income tax of $(19), $(9), $(10) and $(11)	(31)	(14)	(16)	(18)
Foreign currency translation adjustment, net of income tax of $(157) and $(281)	(260)	—	(465)	—

Comprehensive income	$13,122	$11,771	$33,378	$29,021

Earnings per common share:
Basic	$0.36	$0.31	$0.90	$0.77
Diluted	$0.35	$0.30	$0.87	$0.73

Weighted average number of common shares outstanding:
Basic	37,522	37,615	37,484	37,592
Diluted	38,700	39,714	38,746	39,837

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Nine Months Ended September 30, 2007:
Balance, January 1, 2007	37,406	$38	$153,997	$(21)	$10,804	$(25,525)	$139,293
Cumulative effect of change in accounting principle – FIN No. 48	—	—	—	—	(514)	—	(514)
Issuance of Common Stock– options exercised	1,103	2	8,023	—	—	—	8,025
Issuance of Common Stock – secondary offering	24	—	25	—	—	—	25
Excess tax benefit on stock options exercised under SFAS No. 123R	—	—	6,729	—	—	—	6,729
Repurchase of Common Stock	(657)	—	—	—	—	(16,794)	(16,794)
Stock-based compensation under SFAS No. 123R	—	—	1,282	—	—	—	1,282
Accumulated other comprehensive income	—	—	—	(18)	—	—	(18)
Dividends on Common Stock	—	—	—	—	(6,582)	—	(6,582)
Net income for the period	—	—	—	—	29,039	—	29,039

Balance September 30, 2007	37,876	$40	$170,056	$(39)	$32,747	$(42,319)	$160,485

Nine Months Ended September 30, 2008:
Balance, January 1, 2008	37,990	$40	$173,346	$(62)	$36,729	$(44,384)	$165,669
Issuance of Common Stock – options exercised	387	—	2,692	—	—	—	2,692
Excess tax benefit on stock options exercised under SFAS No. 123R	—	—	1,249	—	—	—	1,249
Repurchase of Common Stock	(782)	—	—	—	—	(17,995)	(17,995)
Retirement of Treasury Stock	—	(2)	(11,311)	—	(51,066)	62,379	—
Stock-based compensation under SFAS No. 123R	—	—	1,067	—	—	—	1,067
Accumulated other comprehensive income:
Unrealized losses on available for sale investments	—	—	—	(16)	—	—	(16)
Foreign currency translation adjustment	—	—	—	(465)	—	—	(465)
Dividends on Common Stock	—	—	—	—	(10,101)	—	(10,101)
Net income for the period	—	—	—	—	33,859	—	33,859

Balance September 30, 2008	37,595	$38	$167,043	$(543)	$9,421	$—	$175,959

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$33,859	$29,039
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	39,722	33,128
Other depreciation and amortization	9,753	6,322
Addition to loss reserves	4,529	1,833
Provision for doubtful receivables	1,645	317
Stock-based compensation	1,067	1,282
Deferred taxes	4,177	(300)
Loss on investments	240	—
Other	159	172
Changes in operating assets and liabilities:
Increase in receivables	(15,130)	(6,772)
Decrease (increase) in inventory	1,539	(680)
Payment of signing bonuses, net	(35,677)	(32,943)
Increase in capitalized customer acquisition costs	(11,689)	(10,682)
Increase in prepaid expenses	(798)	(784)
Decrease in current tax asset	1,627	18,151
Increase in deposits and other assets	(95)	(4)
Excess tax benefits on options exercised under SFAS No. 123R	(1,498)	(6,729)
Increase in reserve for unrecognized tax benefits	911	628
Increase in due to sponsor bank	29,613	12,595
Increase in accounts payable	4,770	3,201
Increase in accrued expenses and other liabilities	7,904	3,993
Increase in merchant deposits and loss reserves	6,230	1,666
Payouts of accrued buyout liability	(5,288)	(6,234)
Increase in accrued buyout liability	8,449	10,886

Net cash provided by operating activities	86,019	58,085

Cash flows from investing activities
Purchase of investments held to maturity	(65)	(1,871)
Maturities of investments held to maturity	284	290
Decrease (increase) in funds held for payroll customers	3,663	(1,954)
(Decrease) increase in deposits held for payroll customers	(4,177)	1,843
Acquisition of business, net of cash acquired	(102,849)	(300)
Purchases of property and equipment	(22,383)	(25,637)

Net cash used in investing activities	(125,527)	(27,629)

Cash flows from financing activities
Proceeds from borrowings	95,000	—
Principal payments on borrowings and financing arrangements	(20,000)	(174)
Proceeds from exercise of stock options	2,692	8,025
Excess tax benefits on options exercised under SFAS No. 123R	1,498	6,729
Repurchase of common stock	(17,995)	(16,794)
Net proceeds from sale of common stock	—	25
Dividends paid on common stock	(10,101)	(6,582)

Net cash provided by (used in) financing activities	51,094	(8,771)

Net increase in cash	11,586	21,685
Effect of exchange rates on cash	(20)	—
Cash at beginning of year	35,508	16,054

Cash at end of period	$47,074	$37,739

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$2,352	$500
Income taxes	14,342	(1,253)

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

The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2008, its results of operations, changes in stockholders’ equity and cash flows for the nine months ended September 30, 2008 and 2007. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007. The December 31, 2007 condensed consolidated balance sheet was derived from the audited 2007 consolidated financial statements.

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

Business Description—The Company provides payment processing services related to bank card transactions for merchants throughout the United States and some parts of Canada. In addition, the Company provides certain other merchant services, including check processing, the sale and rental of terminal equipment, and the sale of terminal supplies. HPC provides payroll and related tax filing services throughout the United States. Debitek provides prepaid card and stored-value card solutions throughout the United States. The Company and Debitek also provide campus payment solutions throughout the United States. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions.

Substantially all of the Company’s revenue is derived from processing and settling Visa and MasterCard bank card transactions for its merchant customers. Because the Company is not a “member bank” as defined by Visa and MasterCard, in order to process and settle these bank card transactions for its merchants the Company has entered into sponsorship agreements with member banks. Visa and MasterCard rules restrict the Company from performing funds settlement or accessing merchant settlement funds and require that these funds be in the possession of the member bank until the merchant is funded. A sponsorship agreement permits the Company to route Visa and MasterCard bank card transactions under the member bank’s control and identification numbers to clear credit bank card transactions through Visa and MasterCard. A sponsorship agreement also enables the Company to settle funds between cardholders and merchants by delivering funding files to the member bank, which in turn transfers settlement funds to the merchants’ bank accounts. These restrictions place the settlement assets and obligations under the control of the member bank.

The sponsorship agreements with the member banks require, among other things, that the Company abide by the by-laws and regulations of the Visa and MasterCard networks and maintain a certificate of deposit with the bank sponsors. If the Company breaches the sponsorship agreements, the

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

bank sponsors may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative bank sponsor. The Company is dependent on its bank sponsors, Visa and MasterCard for notification of any compliance breaches. As of September 30, 2008, the Company has not been notified of any such issues by its bank sponsors, Visa or MasterCard. Of the Company’s total bank card processing volume for the month of September 2008, 68% was processed under its sponsorship agreement with KeyBank N.A., 12% was processed under its sponsorship agreement with Heartland Bank (an unrelated third party), and 20% was processed under a sponsorship arrangement with World Financial Network National Bank for Network Services’ processing.

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

The Company’s primary receivables are due from its bank card processing merchants. These receivables result from the Company’s practice of advancing interchange fees to most of its small and midsized merchants (referred to as Small and Midsized Enterprises, or “SME”) during the month and collecting those fees at the beginning of the following month, as well as from transaction fees the Company charges its merchants for processing transactions. The Company does not advance interchange fees to its Network Services merchants.

Generally, the Company uses cash available for investment to fund these advances to SME merchants; when available cash has been expended, the Company directs its sponsor banks to make these advances, thus generating a payable to the sponsor banks. We pay our sponsor banks the prime rate on these payables. To help fund the purchase price for Network Services, during the second quarter of 2008 we suspended using our available cash to fund merchant advances and borrowed $75.0 million. During the third quarter of 2008, we re-established our practice of partially funding merchant advances with our cash, but at reduced amounts. At September 30, 2008, the Company used $7.0 million of its available cash to fund merchant advances and at December 31, 2007, the Company used $37.9 million of its cash to fund merchant advances. The amount due to sponsor banks for funding advances was $79.4 million at September 30, 2008 and $49.8 million at December 31, 2007. The payable to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment and check processing terminals.

Receivables also include amounts resulting from the sale, installation, training and repair of payment system hardware and software for prepaid card and stored-value card payment systems and campus payment solutions. These receivables are mostly invoiced on terms of 30 days net from date of invoicing and are typically funded from working capital.

Receivables also include amounts advanced to employees, primarily the Company’s sales force, to cover certain expenses. These receivables are recovered from sales and residual commissions earned by the sales force.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

Investments and Funds Held for Payroll Customers—Investments, including those carried on the consolidated balance sheet as Funds Held for Payroll Customers, consist primarily of fixed income bond funds, corporate and U.S. Government debt securities, certificates of deposit and cost basis equity securities. Funds Held for Payroll Customers also include overnight bank deposits. The Company classifies the majority of its investments, including those carried in Funds Held for Payroll Customers, as available-for-sale and records them at the fair value of the investments based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. Cost basis equity securities are recorded at cost and periodically evaluated for impairment. In the event of a sale, cost is determined on a specific identification basis. At September 30, 2008, Funds Held for Payroll Customers included cash and cash equivalents of $18.7 million and investments available for sale of $1.3 million.

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

The up-front signing bonus is based on the estimated gross margin for the first year of the SME merchant contract. The signing bonus, amount capitalized, and related amortization are adjusted after one year to reflect the actual gross margin generated by the merchant contract during that year. The deferred customer acquisition cost asset is accrued over the first year of merchant processing, consistent with the build-up in the accrued buyout liability, as described below.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying SME merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of September 30, 2008 and December 31, 2007.

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

Accrued Buyout Liability—The Company’s historic focus has been on SME merchants, and it has a sales compensation arrangement in this market that has been essentially unchanged since its

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

inception. Under this approach, Relationship Managers and sales managers are paid residual commissions based on the gross margin generated by monthly SME merchant processing activity. The Company has the right, but is not obligated, to buy out some or all of these commissions, and intends to do so periodically. Such purchases of the commissions are at a fixed multiple of the last twelve months’ commissions. Because of the Company’s intent and ability to execute purchases of the residual commissions, and the mutual understanding between the Company and the Relationship Managers and sales managers, the Company has accounted for this deferred compensation arrangement pursuant to the substantive nature of the plan. The Company therefore records the amount that it would have to pay (the “settlement cost”) to buy out non-servicing related commissions in their entirety from vested Relationship Managers and sales managers, and an accrual, based on their progress towards vesting, for those unvested Relationship Managers and sales managers who are expected to vest in the future. As noted above, as the liability increases over the first year of a SME merchant contract, the Company also records a related deferred acquisition cost asset for currently vested Relationship Managers and sales managers. The accrued buyout liability associated with unvested Relationship Managers and sales managers is not included in the deferred acquisition cost asset since future services are required in order to vest. Subsequent changes in the settlement cost, due to account attrition, same-store sales growth and changes in gross margin, are included in the same income statement caption as customer acquisition cost amortization expense.

The accrued buyout liability is based on the SME merchants under contract at the balance sheet date, the gross margin generated by those merchants over the prior twelve months, and the contractual buyout multiple. The liability related to a new SME merchant is therefore zero when the merchant is installed, and increases over the twelve months following the installation date. The same procedure is applied to unvested commissions over the expected vesting period, but is further adjusted to reflect the Company’s experience that 31% of unvested Relationship Managers and sales managers become vested.

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

Revenue—Revenues are mainly comprised of gross processing revenue, payroll processing revenue and equipment-related income. Gross processing revenue primarily consists of discount fees and per-transaction and periodic (primarily monthly) fees from the processing of Visa and MasterCard bank card transactions for merchants. The Company passes through to its customers any changes in interchange or network fees. Gross processing revenue also includes American Express and Discover fees, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, and other miscellaneous revenue. Payroll processing revenue includes periodic and annual fees charged by HPC for payroll processing services, and interest that is earned from the investment of tax impound funds held for our customers. Revenue is recorded as bank card transactions are processed or payroll services are performed.

Equipment-related income includes revenues from the sale, rental and deployment of bank card and check processing terminals, from the sale of hardware, software and associated services for prepaid card, stored-value card payment systems, and campus payment solutions. Revenues are recorded at the time of shipment, or the provision of service.

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

Stock Options—The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) on January 1, 2006.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

In the third quarter of 2008, the Company’s Board of Directors approved a performance-based stock option program. Under this program, the Company granted 2.5 million performance-based stock options to its employees. These stock options were granted to those employees who the Board of Directors determined could have significant impact on successfully integrating the recently acquired Network Services business and effectively executing the Company’s growth plan. These stock options have a five-year term and will vest in equal amounts in 2011, 2012 and 2013 only if, over the term of the stock options, both of the following performance conditions are achieved:

•	Consolidated net revenue grows at a compound annual rate of at least 15%; and

•	Fully diluted EPS grows at a compound annual rate of at least 25%.

Management believes that achieving these performance conditions is not “more likely than not” to occur as of the August 6, 2008 grant date; therefore, no share-based compensation expense has been recorded for these stock options in the third quarter of 2008. The evaluation of the likelihood of achieving these performance conditions will be repeated quarterly, and at such point that vesting of some or all of the options becomes more likely than not, share-based compensation expense will be recorded.

Diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 were computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options, where dilutive.

Foreign Currency—The Canadian dollar is the functional currency of CPOS, which operates in Canada. CPOS’ revenues and expenses are translated at the average exchange rates prevailing during the period. For the three months and nine months ended September 30, 2008, such translation gains or losses were not material.

The foreign currency assets and liabilities of CPOS are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of other comprehensive income and is included in stockholders’ equity net of tax.

Minority Interests—Minority interests represent the minority stockholders’ share of the equity and after-tax net income or loss of consolidated subsidiaries. Minority stockholders’ share of after-tax net income or loss of consolidated subsidiaries is included in “General and administrative expenses” in the Consolidated Income Statement. The minority interests included in “Accrued expenses and other liabilities” in the September 30, 2008 Consolidated Balance Sheet were $148,000 and reflect the original investments by these minority shareholders in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries.

New Accounting Pronouncements—The FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”), in September 2006. FIN No. 48 clarifies the accounting for the recognition and measurement of tax benefits associated with uncertain tax positions and defines criterion that an individual tax position must meet for any part of that position to be recognized or continue to be recognized in the financial statements. FIN No. 48 also adds disclosure requirements for the amounts of unrecognized tax benefits associated with uncertain tax positions. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company completed its initial evaluation of the impact of adopting FIN No. 48 on January 1, 2007 and recorded a cumulative effect adjustment of $0.5 million to Retained Earnings to establish reserves for uncertain tax positions.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) applies the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses and establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired and liabilities assumed, including assets and liabilities arising from contingencies, any noncontrolling interest in the acquiree and goodwill acquired or gain realized from a bargain purchase. SFAS No. 141(R) is effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning after December 15, 2008. The adoption of SFAS No. 141 (R) will impact the Company’s Consolidated Financial Statements prospectively in the event of any business combinations entered into after the effective date in which the Company is the acquirer and retroactively for any business combinations entered into before the effective date in regards to deferred income and contingency adjustments.

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

3. Acquisitions

Network Services

As of May 31, 2008, the Company closed its acquisition of Network Services. Network Services is a provider of payment processing solutions, serving a variety of industries such as petroleum, convenience store, parking and retail. Services include payment processing, prepaid services, POS terminal, helpdesk services and merchant bankcard services. The Network Services acquisition will provide the Company with a substantial portfolio of merchants in the petroleum industry segment. Network Services settled over $17 billion of total annual Visa and MasterCard bank card processing volume representing 604 million annual Visa and MasterCard transactions in 2007. In addition to Visa and MasterCard transactions, Network Services handles a wide range of payment transactions for its predominantly petroleum customer base, including providing approximately 2.6 billion transaction authorizations in 2007.

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

Allocation of Acquisition Costs
(in thousands)
Net fair value of assets acquired and liabilities assumed:
Receivables	$18,160
Other current assets	3,660
Property and equipment	1,822
Accrued expenses and other liabilities	(7,653)

Total net assets acquired	15,989

Intangible assets acquired:
Customer relationships	26,100
Software	7,900
Non-competition agreement	400

Total intangible assets	34,400

Goodwill	43,800

Total acquisition costs (a)	$94,189

(a)	Total acquisition costs include $92.5 million of cash consideration paid, plus $1.7 million of direct transaction costs.

The following unaudited pro forma operating results for the nine months ended September 30, 2008 and 2007 assume that the Network Services acquisition occurred on January 1, 2007. The pro forma results of operations are based on historical results of operations, adjusted for the impacts of purchase price allocations and financing costs, and are not necessarily indicative of the actual results which would have been achieved had the Network Services acquisition occurred as of January 1, 2007, or the results which may be achieved in the future.

	Nine Months Ended September 30,
	2008	2007
	(In thousands, except per share)
Total revenues	$1,205,078	$1,069,355
Costs of services	1,080,776	960,982
General and administrative expenses	67,671	58,810
Total expenses	1,148,447	1,019,792
Income from operations	56,631	49,563
Net income	33,128	29,962
Diluted earnings per share	$0.86	$0.75

Collective Point of Sale Solutions Ltd.

On March 3, 2008 the Company acquired a majority interest in Collective Point of Sale Solutions Ltd. (“CPOS”) for a cash payment of $10.5 million plus transaction costs of approximately $0.4 million. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions. This acquisition provides the Company an entrée into the Canadian credit and debit card processing market. The Company and CPOS are now able to service merchants that have locations in both the United States and Canada. The Company does not expect the acquisition of CPOS to have a material impact on its 2008 revenues or net income. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

The transaction was accounted for under the purchase method of accounting. Beginning March 3, 2008, CPOS’ results of operations were included in the Company’s results of operations. The preliminary allocation of the total purchase price was as follows: $9.4 million to goodwill, $1.5 million to intangible assets and net tangible liabilities, which were immaterial. Under Canada tax regulations, the goodwill acquired is not expected to be deductible for tax purposes.

4. Receivables

A summary of receivables by major class was as follows at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(In thousands)
Accounts receivable from merchants	$133,752	$114,585
Accounts receivable from others	21,375	8,193

	155,127	122,778
Less allowance for doubtful accounts	(414)	(165)

Total receivables, net	$154,713	$122,613

Included in accounts receivable from others are $1.4 million and $1.6 million which are due from employees at September 30, 2008 and December 31, 2007, respectively.

A summary of the activity in the allowance for doubtful accounts for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Beginning balance	$228	$150	$165	$151
Balance of acquired entity allowance	87	—	87	—
Additions to allowance	250	101	1,558	317
Charges against allowance	(151)	(81)	(1,396)	(298)

Ending balance	$414	$170	$414	$170

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

5. Capitalized Customer Acquisition Costs, Net

A summary of the capitalized customer acquisition costs, net, as of September 30, 2008 and December 31, 2007 was as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
Capitalized signing bonuses	$115,290	$100,206
Less accumulated amortization	(52,394)	(44,443)

	62,896	55,763

Capitalized customer deferred acquisition costs	36,911	35,379
Less accumulated amortization	(21,665)	(20,644)

	15,246	14,735

Capitalized Customer Acquisition Costs, Net	$78,142	$70,498

A summary of the activity in capitalized customer acquisition costs, net for the three and nine month periods ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Balance at beginning of period	$76,376	$63,820	$70,498	$56,705
Plus additions to:
Capitalized signing bonuses, net	11,573	11,303	35,677	32,943
Capitalized customer deferred acquisition costs	4,042	3,953	11,689	10,682

	15,615	15,256	47,366	43,625

Less amortization expense on:
Capitalized signing bonuses, net	(10,009)	(8,273)	(28,544)	(22,897)
Capitalized customer deferred acquisition costs	(3,840)	(3,601)	(11,178)	(10,231)

	(13,849)	(11,874)	(39,722)	(33,128)

Balance at end of period	$78,142	$67,202	$78,142	$67,202

Net signing bonus adjustments from estimated amounts to actual were $0.8 million and $0.7 million, respectively, for the three months ended September 30, 2008 and 2007, and $1.7 million and $0.4 million, respectively, for the nine months ended September 30, 2008 and 2007. Net signing bonus adjustments are netted against additions in the table above.

Fully amortized signing bonuses of $7.1 million and $6.4 million respectively, were written off during the three month periods ended September 30, 2008 and 2007, and $20.6 million and $11.5 million respectively, were written off during the nine month periods ended September 30, 2008 and 2007. In addition, fully amortized customer deferred acquisition costs of $3.5 million and $3.0 million, respectively, were written off during the three month periods ended September 30, 2008 and 2007, and $10.2 million and $5.9 million, respectively, were written off during the nine month periods ended September 30, 2008 and 2007.

The Company believes that no impairment of capitalized customer acquisition costs has occurred as of September 30, 2008 and December 31, 2007.

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

Intangible Assets

Intangible assets consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$27,410	$695	$26,715	3 to 10 years—proportional cash flow
Software	8,334	852	7,482	3 to 5 years—straight line
Non-compete agreements	1,002	144	858	3 to 5 years—straight line
Other	306	25	281	3 to 5 years—straight line

	$37,052	$1,716	$35,336

	December 31, 2007			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$593	$112	$481	3 years—straight line

	$593	$112	$481

Amortization expense related to the intangible assets was $976,000 and $10,000 for the three months ended September 30, 2008 and 2007, and $1.6 million and $30,000 for the nine months ended September 30, 2008 and 2007, respectively.

The estimated amortization expense related to intangible assets for the next five years is as follows:

For the Twelve Months Ending September 30,	(In thousands)
2009	$4,198
2010	4,012
2011	3,112
2012	1,750
2013	2,001
Thereafter	20,263

$35,336

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 were as follows:

(In thousands)
December 31, 2007	$5,489
Goodwill acquired during the period	53,448
Effects of foreign currency translation	(547)
Other, primarily adjustments to allocations of purchase price	(186)

September 30, 2008	$58,204

7. Merchant Deposits and Loss Reserves

The Company’s merchants have the liability for any charges properly reversed by the cardholder through a mechanism known as a chargeback. If the merchant is unable to pay this amount, the Company will be liable to the Visa and MasterCard networks for the reversed charges. Under FIN 45, the Company determined that the fair value of its obligation to stand ready to perform is minimal. The Company requires personal guarantees, merchant deposits and letters of credit from certain merchants to minimize its obligation. As of September 30, 2008 and December 31, 2007, the Company held merchant deposits totaling $26.7 million and $14.1 million, respectively, and letters of credit totaling $513,000 and $300,000, respectively.

The Visa and MasterCard networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company’s SME merchant transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company’s exposure to chargebacks is the last four months’ processing volume on the SME portfolio, which was $20.7 billion and $17.9 billion for the four months ended September 30, 2008 and December 31, 2007. However, for the four months ended September 30, 2008 and December 31, 2007, the Company was presented with $14.2 million and $10.5 million, respectively, in chargebacks by issuing banks. In the nine months ended September 30, 2008 and the year ended December 31, 2007, the Company incurred merchant credit losses of $4.0 million and $2.8 million, respectively, on total SME dollar volume processed of $43.9 billion and $51.9 billion, respectively. These credit losses are included in processing and servicing costs in the Company’s consolidated statements of income.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company’s SME merchants. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its consolidated balance sheets, amounting to $983,000 on September 30, 2008 and $663,000 on December 31, 2007. This reserve is determined by performing an analysis of the Company’s historical loss experience applied to current processing volume and exposures.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

A summary of the activity in the loss reserve for the three and nine month periods ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Beginning balance	$741	$548	$663	$475
Additions to reserve	1,762	712	4,529	1,833
Charges against reserve (a)	(1,520)	(709)	(4,209)	(1,757)

Ending balance	$983	$551	$983	$551

(a)	Included in these amounts are payroll segment losses of $14,000 and $9,000, respectively, for the three months ended September 30, 2008 and 2007, and $53,000 and $36,000, for the nine months ended September 30, 2008 and 2007.

8. Accrued Buyout Liability

A summary of the accrued buyout liability was as follows as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(In thousands)
Vested Relationship Managers and sales managers	$39,970	$36,792
Unvested Relationship Managers and sales managers	964	981

	40,934	37,773
Less current portion	(11,011)	(11,521)

Long-term portion of accrued buyout liability	$29,923	$26,252

A summary of the activity in the accrued buyout liability for the three and nine month periods ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Beginning balance	$40,021	$35,797	$37,773	$33,293
Increase in settlement obligation, net	2,951	3,636	8,449	10,886
Buyouts	(2,038)	(1,488)	(5,288)	(6,234)

Ending balance	$40,934	$37,945	$40,934	$37,945

The increase in the settlement obligation is due to new SME merchant account signings, as well as same-store sales growth and changes in gross margin, partially offset by the impact of SME merchant attrition.

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers at September 30, 2008 and December 31, 2007, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.2 million at September 30, 2008 and December 31, 2007.

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

Under the terms of the Amended and Restated Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or nine month adjusted LIBOR rates or equal to the greatest of prime, the secondary market rate for three month certificates of deposits plus 1% and the federal funds rate plus 0.50%, in each case plus a margin determined by the Company’s current leverage ratio.

The Revolving Credit Facility may be used to finance future construction projects and acquisitions in accordance with the terms of the Credit Agreement and for other working capital needs and general corporate purposes. On May 30, 2008, the Company borrowed $50 million under the Revolving Credit Facility and $25 million under the Term Credit Facility. All of the proceeds of both such borrowings were applied to finance and pay expenses related to the acquisition of certain assets from ADS Alliance Data Systems, Inc., as described in more detail in Note 3. At September 30, 2008, there was $50 million outstanding under the Revolving Credit Facility and $25 million outstanding under the Term Credit Facility. The weighted average interest rate at September 30, 2008 was 3.1%. Total fees and direct costs paid for the Amended and Restated Credit Agreement were $302,000. These costs are being amortized to interest expense over the life of the Amended and Restated Credit Agreement.

Principal payments due under the Term Credit Facility as of September 30, 2008 were as follows:

Twelve Months Ended September 30,	(In thousands)
2009	$6,250
2010	8,333
2011	8,333
2012	2,084

$25,000

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

Under these authorizations, the Company had repurchased an aggregate of 2,574,284 shares of its common stock at a cost of $61.9 million, or an average cost of $24.04 per share. This includes 781,584 shares repurchased at a cost of $18.0 million, or $23.02 per share during the nine months ended September 30, 2008 and 656,500 shares repurchased at a cost of $16.8 million, or $25.58 per share during the nine months ended September 30, 2007. There were no shares repurchased during the three months ended September 30, 2008.

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

Dividends on Common Stock. During the nine months ended September 30, 2008 and the twelve months ended December 31, 2007, the Company’s Board of Directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Nine Months Ended September 30, 2008:
February 13, 2008	February 28, 2008	March 15, 2008	$0.09
April 30, 2008	May 23, 2008	June 15, 2008	$0.09
August 5, 2008	August 22, 2008	September 15, 2008	$0.09

Twelve Months Ended December 31, 2007:
February 12, 2007	February 23, 2007	March 15, 2007	$0.05
May 3, 2007	May 25, 2007	June 15, 2007	$0.05
July 30, 2007	August 24, 2007	September 15, 2007	$0.075
October 31, 2007	November 23, 2007	December 15, 2007	$0.075

On November 4, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock, payable on December 15, 2008 to stockholders of record as of November 24, 2008.

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

11. Income Taxes

The provision for income taxes for the three and nine month periods ended September 30, 2008 and 2007 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Current
Federal	$5,790	$6,740	$14,742	$15,776
State	765	647	1,888	1,490
Foreign	134	—	156	—
Deferred
Federal	1,861	(354)	3,985	(29)
State	125	(19)	296	15
Foreign	(136)	—	(100)	—

Total provision for income taxes	$8,539	$7,014	$20,967	$17,252

The differences in federal income taxes provided and the amounts determined by applying the federal statutory tax rate of 35% to income before income taxes for the nine months ended September 30, 2008 and 2007 were:

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	%	Amount	%	Amount
	(In thousands)
U.S. federal income tax at statutory rate	35.00%	$19,189	35.00%	$16,202
U.S. state and local income taxes, net	2.58%	1,414	2.07%	960
Foreign income taxes	0.01%	3	—	—
Nondeductible expenses	0.21%	118	0.20%	90
Other	0.44%	243	—	—

Provision for income taxes	38.24%	$20,967	37.27%	$17,252

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

The net deferred tax asset was comprised of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(In thousands)
Deferred tax assets:
Merchant contract costs	$28,243	$25,562
Loss reserve and accounts receivable allowance	481	313
SFAS No. 123R share-based compensation	1,337	921
Property and equipment	—	726
Loss on purchased software	—	564
FIN No. 48 deferred tax reserve-state tax	605	448
Foreign currency translation	281	—
Other	522	332

Deferred tax assets	31,469	28,866

Deferred tax liabilities:
Capitalized signing bonus	24,493	21,063
Property and equipment	1,100	—
Software development	4,823	2,986
Other	1,072	249

Deferred tax liabilities	31,488	24,298

Net deferred tax (liabilities) assets	(19)	4,568
Less current portion	(1,064)	(690)

Net deferred tax (liabilities) assets – non current portion	$(1,083)	$3,878

At September 30, 2008 and December 31, 2007, the Company determined that no valuation allowance against the net deferred tax asset was required because it is more likely than not that the net deferred tax asset will be fully realized.

12. Commitments and Contingencies

Litigation—The Company is involved in certain legal proceedings and claims which arise in the ordinary course of business. In the opinion of the Company, the results of any of these matters, individually and in the aggregate, are not expected to have a material effect on its results of operations, financial condition or cash flows.

Leases—The Company leases various office spaces and certain equipment under operating leases with remaining terms ranging up to eight years. The majority of the office space lease agreements contain renewal options and generally require the Company to pay certain operating expenses.

Future minimum lease commitments under non-cancelable leases as of September 30, 2008 were as follows:

Twelve Months Ended September 30,	(In thousands)
2009	$4,389	(a)
2010	4,080	(a)
2011	2,754	(a)
2012	1,977
2013	1,575
Thereafter	3,334

	$18,109

(a)	Future minimum lease commitments for the twelve months ended September 30, 2009, 2010 and 2011 include $1.3 million, $1.3 million and $0.7 million, respectively, for data warehouse equipment leases entered into in 2008.

Rent expense for leased property was $1.1 million and $471,000, respectively, for the three months ended September 30, 2008 and 2007 and $2.3 million and $1.4 million for the nine months ended September 30, 2008 and 2007.

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

The Company has two reportable segments, as follows: (1) Card, which provides payment processing and related services for bank card transactions; and (2) Other. Since March 3, 2008, the Card segment includes CPOS, our Canadian payments processing subsidiary, and since May 31, 2008, the Card segment includes Network Services. Goodwill and intangible assets resulting from the acquisitions of CPOS and Network Services are reported in the Card segment. The Other segment includes Payroll, which provides payroll and related tax filing services, and PrepaidCard, which provides prepaid card and stored-value card solutions. The PrepaidCard operating segment was acquired in the 2006 acquisition of Debitek. Neither the Payroll operating segment nor the PrepaidCard operating segment meet the SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” defined thresholds for determining individually reportable segments. Goodwill and intangible assets resulting from the acquisition of Debitek are reported in the Other segment.

The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources, legal and corporate services. Reconciling items represent elimination of inter-segment income and expense items, and are included to reconcile segment data to the consolidated financial statements. At September 30, 2008 and 2007, 48% and 66% respectively, of the Other segment’s total assets were funds that the Company holds as a fiduciary in its Payroll services activities for payment to taxing authorities. The Company does not have any major individual customers.

A summary of the Company’s segments for the three and nine month periods ended September 30, 2008 and 2007 was as follows:

	Card Segment	Other Segment	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Three Months Ended September 30, 2008
Total revenues	$418,212	$6,591	$—	$(3)	$424,800
Depreciation and amortization	3,520	275	125	—	3,920
Interest income	185	—	—	—	185
Interest expense	1,199	—	—	—	1,199
Net income (loss)	17,784	101	(4,472)	—	13,413
Total assets	557,410	42,095	—	(120,305)	479,200

Three Months Ended September 30, 2007
Total revenues	$350,261	$4,517	$—	$(163)	$354,615
Depreciation and amortization	1,848	86	141	—	2,075
Interest income	474	—	—	—	474
Interest expense	242	—	—	—	242
Net income (loss)	14,465	240	(2,920)	—	11,785
Total assets	283,863	28,305	—	(8,455)	303,713

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

	Card Segment	Other Segment	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Nine Months Ended September 30, 2008
Total revenues	$1,140,469	$18,516	$—	$(12)	$1,158,973
Depreciation and amortization	8,632	775	375	—	9,782
Interest income	654	—	—	—	654
Interest expense	2,296	—	—	—	2,296
Net income (loss)	46,466	589	(13,196)	—	33,859
Total assets	557,410	42,095	—	(120,305)	479,200

Nine Months Ended September 30, 2007
Total revenues	$959,957	$12,588	$—	$(273)	$972,272
Depreciation and amortization	5,674	236	419	—	6,329
Interest income	1,450	—	—	—	1,450
Interest expense	587	—	—	—	587
Net income (loss)	38,348	873	(10,182)	—	29,039
Total assets	283,863	28,305	—	(8,455)	303,713

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Basic:
Net income	$13,413	$11,785	$33,859	$29,039

Weighted average common stock outstanding	37,522	37,615	37,484	37,592

Earnings per share	$0.36	$0.31	$0.90	$0.77

Diluted:
Net income	$13,413	$11,785	$33,859	$29,039

Basic weighted average common stock outstanding	37,522	37,615	37,484	37,592
Effect of dilutive instruments:
Stock options	1,178	2,099	1,262	2,245

Diluted weighted average shares outstanding	38,700	39,714	38,746	39,837

Earnings per share	$0.35	$0.30	$0.87	$0.73

PART I FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. You should understand that many important factors, in addition to those discussed elsewhere in this report, could cause our results to differ materially from those expressed in the forward-looking statements. These factors include, without limitation, our competitive environment, the business cycles and credit risks of our merchants, chargeback liability, merchant attrition, problems with our bank sponsors, our reliance on other bank card payment processors, our inability to pass increased interchange fees along to our merchants, the unauthorized disclosure of merchant data, economic conditions, system failures and government regulation.

Overview

General

Our primary business is providing bank card-based payment processing services to merchants in the United States. Our bank card processing volume for the three months ended September 30, 2008 was $20.0 billion, a 42.4% increase from the $14.1 billion processed during the three months ended September 30, 2007. Our bank card processing volume for the nine months ended September 30, 2008 was $50.4 billion, a 30.9% increase from the $38.5 billion processed during the nine months ended September 30, 2007.

As of May 31, 2008, we acquired the net assets of the Network Services Business unit (“Network Services”) of Alliance Data Network Services LLC (“Alliance”), for a cash payment of $92.5 million. The acquisition was financed through a combination of cash on hand and our credit facilities. We believe the acquisition will be non-dilutive to earnings in 2008 and accretive thereafter. Network Services provides processing of credit and debit cards to large national merchants, primarily in the petroleum industry. Network Services settled 604 million transactions representing over $17 billion of total annual Visa and MasterCard bank card processing volume in 2007. In addition to settling Visa and MasterCard transactions, Network Services processes a wide range of payment transactions for its predominantly petroleum customer base, including providing approximately 2.6 billion transaction authorizations through its front-end card processing systems (primarily for Visa and MasterCard) in 2007. Network Services has added $6.2 billion to our bank card processing volume on 207 million transactions since its acquisition. Additionally, Network Services generated revenues on 909 million transactions it authorized through its front-end card processing systems since its acquisition.

On March 3, 2008, the Company acquired a majority interest in Collective Point of Sale Solutions Ltd. (“CPOS”) for a net cash payment of $10.1 million. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions. This acquisition added approximately 5,100 Canadian merchants and provides us an entrée into the Canadian credit and debit card processing market. We are now able to service merchants that have locations in both the United States and Canada. We do not expect the acquisition of CPOS to have a material impact on our 2008 revenues or net income.

We also provide payroll processing services throughout the United States. At September 30, 2008 we processed payroll for 7,591 customers, an increase of 28.1% from 5,928 payroll customers at September 30, 2007. At December 31, 2007, we processed payroll for 6,209 payroll customers.

Increases in our direct sales force, including our Relationship Managers, have led to significant growth in the total Small and Midsized Enterprise merchants (which we refer to as “SME”) for whom we process and the gross margin generated by those merchants. Our sales managers are compensated based on their success in growing the sales force and increasing the total SME merchant base in their regions. Our sales force grew from 952 Relationship Managers at December 31, 2006 and 1,117 at December 31, 2007, to 1,188 at September 30, 2008. We measure the production of our sales force by gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. Our newly installed gross margin for the nine months ended September 30, 2008 increased 13.5% over the gross margin we installed during the nine months ended September 30, 2007.

As a result of our commission-only compensation system for our sales force, we are able to increase the size of our sales force with minimal upfront costs. However, since we pay signing bonuses and commissions approximating 92% of the gross margin generated by a SME merchant in its first year, growth in SME merchant base consumes significant capital, as it typically takes approximately one year’s processing to cover the outlays for signing bonuses, commissions and payroll taxes.

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

During the three months ended September 30, 2008 and 2007, we processed approximately 83% and 76%, respectively, of our transactions through HPS Exchange. At September 30, 2008 and 2007, we were processing approximately 98%, of our active bank card merchants on Passport. We completed converting substantially all of our bank card merchants to Passport during the second quarter of 2006. This conversion has decreased our operating costs per transaction. With our conversion to Passport, our internally developed systems are providing substantially all aspects of most of our merchants’ processing needs, excluding Network Services. Previously, we relied on third party vendors for many of these services including bank card authorization and data capture services, settlement and merchant accounting services. We will continue to process a minority of our transactions through third party systems.

Our bankcard revenue earned in our SME business is recurring in nature, as we typically enter into three-year service contracts with our card processing merchants that, in order to qualify for the agreed-upon pricing, require the merchant to achieve bank card processing volume minimums. Most of our SME revenue is payment processing fees, which are a combination of a fee equal to a percentage of the dollar amount of each Visa or MasterCard transaction we process plus a flat fee per transaction. We make mandatory payments of interchange fees to card-issuing banks through Visa and MasterCard and dues and assessment fees to Visa and MasterCard. Our SME gross bankcard processing revenue is largely driven by Visa and MasterCard volume processed by merchants with whom we have processing contracts; as such, we also generally benefit from consumers’ increasing use of bank cards in place of cash and checks, and sales growth experienced by our retained bank card merchants. In contrast, Network Services revenues are largely driven by the number of transactions it processes (whether settled, or only authorized), not its processing volume, as the larger merchants which comprise Network Services’ customer base pay on a per transaction basis for processing services.

In our SME business, same store sales growth, which represents the change in bank card processing volume for all bank card merchants that were processing with us in the same month a year earlier, reflected a contraction of 2.0% in the three months ended September 30, 2008, compared to growth of 3.6% on average in the three months ended September 30, 2007. For the first nine months of 2008, same store sales contracted 0.5%. Same store sales growth results from the combination of the increasing use by consumers of bank cards for the purchase of goods and services at the point of sale, and changes in overall sales experienced by our retained bank card merchants. The following table compares our same store sales growth by quarter during 2008 and 2007 and for the 2007, 2006 and 2005 full years:

Same Store Sales Growth
2005 full year	7.5%
2006 full year	4.2%
2007 full year	3.0%

2007 first quarter	3.4%
2007 second quarter	3.3%
2007 third quarter	3.6%
2007 fourth quarter	2.1%

2008 first quarter	0.6%
2008 second quarter	(0.1)%
2008 third quarter	(2.0)%

We attribute the declining rates of same store sales growth percentages in our SME business, including the contraction we experienced during the second and third quarters of 2008, to weak economic conditions including impacts from severely contracted credit markets, a weak housing market, historically low consumer and investor confidence and a soft labor market leading to higher unemployment rates. Management believes that all of these factors have negatively impacted consumer disposable income and spending, which has impacted the businesses of our SME merchants.

In addition, Management believes that the current challenging economic conditions and depressed consumer confidence, as well as the general contraction in credit availability may continue to negatively impact our business.

Third Quarter of 2008 Financial Results

For the three months ended September 30, 2008, we recorded net income of $13.4 million, or $0.35 per diluted share, increases of 13.8% and 16.7%, respectively, from $11.8 million, or $0.30 per diluted share, in the three months ended September 30, 2007. The increase was primarily driven by revenues added by growth in our transaction processing volume. The following is a summary of our financial results for the three months ended September 30, 2008:

•

Bank card processing volume during the three months ended September 30, 2008 increased 42.4% to $20.0 billion from $14.1 billion during the three months ended September 30, 2007; however the 2008 period included $4.4 billion of processing volume from Network Services. Excluding Network Services processing volume, we received percentage-based revenues on processing volume of $15.6 billion, an increase of 11.0% over the $14.1 billion processed in the three months ended September 30, 2007.

•

Net revenue, which we define as total revenues less interchange fees and dues and assessments, increased 47.9% to $119.3 million during the three months ended September 30, 2008 from $80.7 million during the three months ended September 30, 2007. The increase in net revenue was driven by the year-over-year increases in active merchants and processing volume, as well as the addition of revenues from Network Services.

•

Our processing and servicing costs for three months ended September 30, 2008 increased to 13.8% of our total revenues, from 10.0% of total revenues for the three months ended September 30, 2007. Network Services’ processing and servicing costs were 64.8% of its total revenues for the three months ended September 30, 2008, contributing to the overall increase in processing costs as a percentage of total revenues.

•

Our income from operations, which we also refer to as operating income, grew to $23.1 million for the three months ended September 30, 2008 from $19.3 million for the three months ended September 30, 2007. Our operating margin, which is measured as operating income divided by net revenue, was 19.4% for the three months ended September 30, 2008, compared to 24.0% for the three months ended September 30, 2007. Network Services’ operating margin is significantly lower than our historic business, and will materially reduce our combined operating margins in future periods.

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

Expenses. Our most significant expense is interchange fees, which are set by the Visa and MasterCard card networks, and are paid to the card issuing banks. For the majority of our bankcard processing, we do not offset bank card processing revenues and interchange fees because our business practice is to advance the interchange fees to most of our merchants when settling their daily transactions (thus paying the full amount of the transaction to the merchant), and then to collect our full discount fees from our merchants on the first business day of the next month. As Network Services does not advance interchange fees to its merchants, we will record its portion of our processing revenues net of interchange fees. Interchange fees are calculated as a percentage of the dollar volume processed plus a per transaction fee. We also pay Visa and MasterCard network dues and assessments, which are calculated as a percentage of the dollar volume processed except Network Services, whose merchants pay dues and assessments directly. Interchange fees and dues and assessments are recognized at the time transactions are processed. It is our policy to pass along to our merchants any changes in interchange fees and card network dues and assessments. Since the card networks regularly adjust those rates, our gross processing revenue will increase or decrease, but all the impact will be paid to the card issuing banks and our income from operations will not be affected.

Costs of services also include processing and servicing costs, customer acquisition costs, and depreciation and amortization. Processing and servicing costs include:

•

processing costs, which are either paid to third parties, or represent the cost of our own authorization/capture and accounting/settlement systems. During the nine months ended September 30, 2008, third party costs represented approximately 75% of our total processing costs, up from 67% for the nine months ended September 30, 2007, with internal costs representing the remainder. Total third party processing costs for the nine months ended September 30, 2008 have increased due to our addition of Network Services. Approximately 27% and 55%, respectively, of our third-party processing costs in the nine months ended September 30, 2008 and 2007 were paid to TSYS Acquiring Solutions, our largest third-party vendor;

•

residual commission payments to our Relationship Managers, sales managers and trade associations, agent banks and value-added resellers, which are a percentage of the gross margin we generated from our merchant contracts during the accounting period;

•

the costs of operating our service centers, including telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, depreciation and amortization, and other direct merchant servicing costs; and

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements are unaudited. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at September 30, 2008, our results of operations, our changes in stockholders’ equity and our cash flows for the nine months ended September 30, 2008 and 2007. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2008. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in note 2 to our consolidated financial statements included elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2007. The critical accounting estimates described here are those that are most important to the depiction of our financial condition and results of operations, including those whose application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain. The line items on our income statement and balance sheet which are impacted by management’s estimates are described below.

Revenue

Historically, we have paid 70% to 75% of our bank card processing revenues as interchange fees to the card issuing banks. Certain of our competitors report their bank card processing revenues net of interchange fees. These competitor companies use net reporting because the card issuing banks make payments to the competitors net of those interchange fees, and the competitors pay this reduced amount to their merchants in their daily cash settlement processes. For the majority of our processing, we do not offset bank card processing revenues and interchange fees because our business practice is to advance the interchange fees to most of our merchants when settling their daily transactions (thus paying the full amount of the transaction to the merchant), and then to collect our full discount fees from our merchants on the first business day of the next month. We believe this policy aids in new business generation, as our merchants benefit from bookkeeping simplicity. However, this results in our carrying a large receivable from our merchants at each period-end, and because a portion of the advances are made by our sponsor bank, a corresponding but smaller payable to our sponsor bank. Both the receivable and the amounts due to sponsor banks are settled on the first business day after the period-end. As we are at risk for the receivables, we record the associated revenues on a gross processing revenue basis in our income statements. Since the acquisition of Network Services, we record a portion of our processing revenues net of interchange fees because the daily cash settlement with the Network Services merchants is net of interchange fees.

Capitalized Customer Acquisition Costs

Capitalized customer acquisition costs consist of (1) up-front signing bonuses paid to Relationship Managers and sales managers, referred to as the salesperson or salespersons, for the establishment of new merchant relationships, and (2) deferred acquisition cost representing the estimated cost of buying out the commissions of vested salespersons at some point in the future. Pursuant to Staff Accounting Bulletin Topic 13, Revenue Recognition, and the Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins associated with SME merchant contracts. The capitalized customer acquisition costs are amortized using a method which approximates a proportional revenue approach over the initial three-year term of the merchant contract.

The amount of the up-front signing bonus paid for new bank card SME merchant and payroll processing accounts is based on the estimated gross margin for the first year of the merchant contract. The gross signing bonuses paid during the nine months ended September 30, 2008 and 2007 were $34.0 million and $31.8 million, respectively, and for the year ended December 31, 2007 were $43.6 million. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The net signing bonus adjustments paid during the nine months ended September 30, 2008 and 2007 were $1.7 million and $1.1 million, respectively, and for the year ended December 31, 2007 were $1.1 million. Negative signing bonus adjustments result from the prior overpayment of signing bonuses, which are recovered from the relevant salesperson. The amount of signing bonuses paid which remained subject to adjustment at September 30, 2008 and December 31, 2007 was $45.7 million and $41.8 million, respectively.

The deferred acquisition cost is accrued over the first year of merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss for the nine months ended September 30, 2008 or the year ended December 31, 2007.

Accrued Buyout Liability

We pay our salespersons residual commissions based on the gross margin generated from the monthly processing activity of SME merchants signed by them. We refer to these residual commissions as the “owned” portion of such commissions, or “portfolio equity.” The salesperson has no obligation to perform additional services for the merchant for so long as the merchant continues processing with us. We accrue the buyout liability, which represents the estimated current settlement cost of buying out all vested and expected-to-vest salespersons for the owned portion of such commissions. We also record a deferred acquisition cost asset related to those buyouts, and amortize that asset as an expense over the initial 3-year contract term.

We consider a salesperson to be vested once they have established merchant relationships that generate the equivalent of $10,000 of monthly gross margin. Vested status entitles the salesperson to his or her residual commissions for as long as the merchant processes with us, even if the salesperson is no longer employed by us.

The accrued buyout liability is based on the SME merchants we have under contract at the balance sheet date, the gross margin we generated from those accounts in the prior twelve months, the “owned” commission rate, and the fixed buyout multiple of 2.5 times the commissions. The liability related to a new merchant is therefore zero when the merchant is installed, and increases over the twelve months following the installation date.

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.2 million at September 30, 2008 and December 31, 2007.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 to 2  1/2 years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During the nine months ended September 30, 2008 and 2007 we made buyout payments of approximately $5.3 million and $6.2 million, respectively, and during the 2007 full year, we made buyout payments of approximately $8.8 million. We expect to make buyout payments in the future, subject to available cash, as such buyouts reduce the monthly payments we will have to make to our salespersons for such merchants in the future.

Merchant Deposits and Loss Reserves

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder’s dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. If the Relationship Manager who installed the merchant is still employed by us, that Relationship Manager bears a portion of this loss through a reduction in our payment of residual commissions or signing bonuses to such Relationship Manager. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At September 30, 2008 and December 31, 2007, we held merchant deposits totaling $26.7 million, and $14.1 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent processing volume. At September 30, 2008 and December 31, 2007, our loss reserve totaled $983,000 and $663,000 respectively. Aggregate bank card merchant losses, including losses charged to operations and the loss reserve, were $4.0 million and $1.7 million for the nine months ended September 30, 2008 and 2007, respectively, and were $2.8 million for the year ended December 31, 2007.

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

In the third quarter of 2008, our Board of Directors approved a performance-based stock option program. Under this program, we granted 2.5 million performance-based stock options to our employees. These stock options were granted to those employees who the Board of Directors determined could have significant impact on successfully integrating the recently acquired Network Services business and effectively executing our growth plan. These stock options have a five-year term and will vest in equal amounts in 2011, 2012 and 2013 only if over the term of the stock options, both of the following performance conditions are achieved:

•	Consolidated net revenue grows at a compound annual rate of at least 15%; and

•	Fully diluted EPS grows at a compound annual rate of at least 25%.

Management believes that achieving these performance conditions is not “more likely than not” to occur as of the August 6, 2008 grant date, therefore no share-based compensation expense has been recorded for these stock options in the third quarter of 2008. The evaluation of the likelihood of achieving these performance conditions will be repeated regularly, and at such point that vesting of some or all of the options becomes more likely than not, share-based compensation expense will be recorded.

We estimate the grant date fair value of the stock options we issue using a Black-Scholes valuation model. We determine an expected volatility assumption by referencing the average volatility experienced by our public company peers. We used an average of a peer group because we do not have sufficient historical volatility data related to market trading of our own common stock over all possible expected life terms. For “plain-vanilla” stock options, we estimate the expected life of a stock option based on the simplified method as provided by the staff of the SEC in Staff Accounting Bulletins 107 and 110. The simplified method is used because, at this point, we do not have sufficient historical information to develop reasonable expectations about future exercise patterns. Our dividend yield assumption is based on actual dividends expected to be paid over the expected life of the stock option. Our risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option. The weighted-average fair value of options we granted during the nine months ended September 30, 2008, and the years ended December 31, 2007 and 2006 were $6.20, $7.64 and $9.25, respectively. The fair value of options granted during the nine months ended September 30, 2008, and the years ended December 31, 2007 and 2006 was estimated at the grant date using the following weighted average assumptions:

	2008	2007	2006
Expected volatility	35%	31%	41%
Expected life	2.5 to 3.75 years	2.5 to 3.75 years	2.5 to 3.75 years
Dividends	1.33%	0.90%	0.40%
Risk-free interest rate	3.06%	4.29%	4.79%

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

The FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN No. 48”), in September 2006. FIN No. 48 clarifies the accounting for the recognition and measurement of tax benefits associated with uncertain tax positions and defines criterion that an individual tax position must meet for any part of that position to be recognized or continue to be recognized in the financial statements. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. FIN No. 48 was effective for fiscal years beginning after

December 15, 2006. We adopted FIN No. 48 on January 1, 2007 and as a result, recognized a $0.8 million reserve for unrecognized tax benefits related to uncertain tax positions as a liability on our consolidated balance sheet, increased deferred tax assets by $0.3 million and recorded a cumulative effect adjustment to Retained Earnings of $0.5 million on January 1, 2007. At September 30, 2008, our reserve for unrecognized tax benefits related to uncertain tax positions was $2.1 million.

We have not recorded any unrecognized tax benefits that would be reasonably possible to significantly increase or decrease within 12 months of the reporting date. As of September 30, 2008, a total of $1.6 million unrecognized tax benefit would, if recognized, impact the effective tax rate.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Three Months Ended September 30, 2008	% of Total Revenue	Three Months Ended September 30, 2007	% of Total Revenue	Change
					Amount	%
Total Revenues	$424,800	100.0%	$354,615	100.0%	$70,185	19.8%
Costs of Services:
Interchange	290,910	68.5%	260,876	73.6%	30,034	11.5%
Dues and assessments	14,595	3.4%	13,061	3.7%	1,534	11.7%
Processing and servicing	58,468	13.8%	35,638	10.0%	22,830	64.1%
Customer acquisition costs	12,758	3.0%	11,557	3.3%	1,201	10.4%
Depreciation and amortization	3,101	0.7%	1,642	0.5%	1,459	88.9%

Total costs of services	379,832	89.4%	322,774	91.0%	57,058	17.7%
General and administrative	21,866	5.1%	12,493	3.5%	9,373	75.0%

Total expenses	401,698	94.6%	335,267	94.5%	66,431	19.8%

Income from operations	23,102	5.4%	19,348	5.5%	3,754	19.4%

Other income (expense):
Interest income	185		474	0.1%	(289)	(61.0)%
Interest expense	(1,199)	(0.3)%	(242)	(0.1)%	(957)	(395.5)%
Other, net	(136)		(781)	(0.2)%	645	82.6%

Total other income (expense)	(1,150)	(0.3)%	(549)	(0.2)%	(601)	(109.5)%

Income before income taxes	21,952	5.2%	18,799	5.3%	3,153	16.8%
Provision for income taxes	8,539	2.0%	7,014	2.0%	1,525	21.7%

Net income	$13,413	3.2%	$11,785	3.3%	$1,628	13.8%

Total Revenues. Total revenues increased by 19.8%, from $354.6 million in the three months ended September 30, 2007 to $424.8 million in the three months ended September 30, 2008, primarily as a result of a $66.3 million, or 19.1%, increase in processing revenues. The breakout of our total revenues for the three months ended September 30, 2008 and 2007 was as follows (in thousands of dollars):

	Three Months Ended September 30,		Change from Prior Year
	2008	2007	Amount	%
Processing revenues, gross (a)	$413,146	$346,829	$66,317	19.1%
Payroll processing revenues	2,989	2,454	535	21.8%
Equipment-related income	8,665	5,332	3,333	62.5%

Total Revenues	$424,800	$354,615	$70,185	19.8%

(a)	Includes Visa and MasterCard bankcard processing revenues, AMEX fees, Discover fees, check processing fees, customer service fees and other miscellaneous revenue.

The increase in processing revenues from $346.8 million in the three months ended September 30, 2007 to $413.1 million in the three months ended September 30, 2008 was primarily due to higher bank card processing volume. Our bank card processing volume for the three months ended September 30, 2008 increased 42.4% to $20.0 billion, compared to $14.1 billion for the three months ended September 30,

2007; however, the increase included $4.4 billion of settled processing volume from Network Services, which earns revenues on a per transaction basis. Excluding Network Services processing volume, we received percentage-based revenues on processing volume of $15.6 billion, an increase of 11.0% over the $14.1 billion processed in the three months ended September 30, 2007. This 11.0% increase in bank card processing volume was attributable to a net increase in bank card merchant accounts primarily as the result of the growth in our sales force, combined with improved production from our existing sales force as previous additions to the sales force gain experience and seasoning. In addition, Network Services generated revenues on the 146 million transactions it settled, and the 690 million transactions it authorized through its front-end card processing systems, during the three months ended September 30, 2008. We report Network Services bank card processing revenues net of interchange and dues and assessments because the daily cash settlement with Network Services’ merchants is on a net basis.

Payroll processing revenues, which include fees earned on payroll processing services and interest income earned on funds held for customers, increased by 21.8%, from $2.5 million in the three months ended September 30, 2007 to $3.0 million in the three months ended September 30, 2008, primarily due to the 28.1% increase in the number of payroll processing customers from 5,928 at September 30, 2007 to 7,591 at September 30, 2008. Payroll processing revenues include processing fees and the interest income we earn on funds held for customers. Payroll processing fees increased by 30.7% from $2.2 million in the three months ended September 30, 2007 to $2.9 million in the three months ended September 30, 2008, while interest income earned on funds held for customers decreased by 66.6% from $213,000 in the three months ended September 30, 2007 to $71,000 in the three months ended September 30, 2008 primarily due to lower interest rates in the current period and the application of available interest earning balances to offset bank fees.

Equipment-related income increased by 62.5%, from $5.3 million in the three months ended September 30, 2007 to $8.7 million in the three months ended September 30, 2008, due to the addition of equipment-related revenues from our campus payments solutions business acquired in October 2007, the addition of revenues from our May 2008 acquisition of Network Services, and growth in equipment sale revenues to new bank card merchants. Revenues from prepaid card and stored-value card systems at our Debitek, Inc. subsidiary for the three months ended September 30, 2008 were flat compared to the three months ended September 30, 2007.

Costs of services. Costs of services increased 17.7% from $322.8 million in the three months ended September 30, 2007 to $379.8 million in the three months ended September 30, 2008, due primarily to increases in interchange fees and processing and servicing costs. Costs of services represented 89.4% of total revenues in the three months ended September 30, 2008, down from 91.0% in the three months ended September 30, 2007.

Interchange fees increased 11.5% from $260.9 million in the three months ended September 30, 2007 to $290.9 million in the three months ended September 30, 2008, and represented 68.5% of total revenues in the three months ended September 30, 2008, compared to 73.6% in the three months ended September 30, 2007. The increase in interchange fees was primarily due to higher bank card processing volume, on which we received percentage-based revenues, in the three months ended September 30, 2008. However, interchange fees as a percentage of total revenues declined due to the nature of Network Services’ bank card processing settlement practices. We report Network Services’ bank card processing revenues net of interchange fees because our daily cash settlement with Network Services’ merchants is on a net basis.

Dues and assessments increased 11.7% from $13.1 million in the three months ended September 30, 2007 to $14.6 million in the three months ended September 30, 2008, also as the result of increased percentage based bank card processing volume. Dues and assessments were 3.4% of total revenues in the three months ended September 30, 2008, compared to 3.7% in the three months ended September 30, 2007. This decline also reflects our reporting of Network Services bank card processing revenues net of dues and assessments because the daily cash settlement with Network Services’ merchants is on a net basis.

Net revenue, which we define as total revenues less interchange fees and dues and assessments, increased 47.9% from $80.7 million in the three months ended September 30, 2007 to $119.3 million in the three months ended September 30, 2008. The increase in net revenue was driven by the year-over-year increases in active merchants and processing volume, as well as the addition of revenues from Network Services. Excluding Network Services’ revenue, our net revenue would have grown by 14.3% in the three months ended September 30, 2008.

Processing and servicing expense for the three months ended September 30, 2008 increased by $22.8 million, or 64.1%, compared with the three months ended September 30, 2007. The increase in processing and servicing expense included $17.5 million for Network Services processing and servicing and a $1.0 million increase in merchant losses during the three months ended September 30, 2008 as we incurred increased losses primarily related to merchants that had gone out of business possibly due to weak economic conditions. The increase in processing and servicing expense was also due to costs associated with the increased bank card processing volume, equipment costs of sales and increases in the costs of operating our Jeffersonville, Indiana service center, particularly the costs of support personnel, including field servicing managers, and depreciation and amortization.

Included in processing and servicing expense was $0.9 million of payroll processing costs in the three months ended September 30, 2008, an increase of 28.9% from $0.7 million recorded in the three months ended September 30, 2007. This increase was primarily due to the 28.1% increase in the number of payroll processing customers from 5,928 at September 30, 2007 to 7,591 at September 30, 2008.

As a percentage of total revenue, processing and servicing expense increased to 13.8% for the three months ended September 30, 2008 compared with 10.0% for the three months ended September 30, 2007. The increase in processing and servicing as a percentage of total revenue for the three months ended September 30, 2008 reflects the addition of Network Services processing and servicing costs, partially offset by continued leveraging of our lower cost internally developed front-end processing system, HPS Exchange, and cost savings associated with our back-end processing system, Passport. Transactions processed on HPS Exchange represented approximately 83% of our total SME processing transactions during the three months ended September 30, 2008, compared to 76% during the three months ended September 30, 2007. We expect the increasing share of HPS Exchange in our SME bank card merchant base to continue in the future, and over time the Network Services transactions will be converted over to our platforms.

Customer acquisition costs increased 10.4% from $11.6 million in the three months ended September 30, 2007 to $12.8 million in the three months ended September 30, 2008. An increase in amortization of signing bonuses, mostly as a result of growth in new merchant accounts, was primarily responsible for the increase in the customer acquisition costs. The increase in the accrued buyout liability for the three months ended September 30, 2008 was lower than the prior year three-month period due to a contraction in same stores sales growth and higher merchant attrition, including merchants who have gone out of business. Customer acquisition costs for the three months ended September 30, 2008 and 2007 included the following components (in thousands of dollars):

	Three Months Ended September 30,
	2008	2007
Amortization of signing bonuses, net	$10,009	$8,273
Amortization of capitalized customer deferred acquisition costs	3,840	3,601
Increase in accrued buyout liability	2,952	3,636
Capitalized customer deferred acquisition costs	(4,043)	(3,953)

Total Customer Acquisition Costs	$12,758	$11,557

Depreciation and amortization expenses increased $1.5 million, or 88.9%, to $3.1 million in the three months ended September 30, 2008. The increase was primarily due to recording amortization of $0.7 million on the intangible assets and $0.2 million of depreciation and amortization on other assets acquired in the Network Services purchase. Depreciation expense recorded on information technology equipment purchased to support the network and the continuing development of HPS Exchange and Passport also contributed to the increase. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized increased from $1.3 million in the three months ended September 30, 2007 to $2.1 million in the three months ended September 30, 2008. The total amount of capitalized costs for projects placed in service in the three months ended September 30, 2008 and 2007 was $0.7 million and $0.1 million, respectively.

General and administrative. General and administrative expenses increased 75.0%, from $12.5 million in the three months ended September 30, 2007 to $21.9 million in the three months ended September 30, 2008. The increase was primarily due to the addition of Network Services’ general and administrative expenses, adding personnel and marketing initiatives to continue building our corporate, information technology and marketing infrastructure, which are necessary to support our growth and our product development initiatives, and legal expenses. General and administrative expenses as a percentage of total revenue for the three months ended September 30, 2008 was 5.1%, an increase from 3.5% for the three months ended September 30, 2007. Our payroll operation’s general and administrative expenses increased by 13.4%, from $1.1 million in the three months ended September 30, 2007 to $1.3 million in the three months ended September 30, 2008.

Income from operations. For the reasons described above, our income from operations, which we also refer to as operating income, grew 19.4%, from $19.3 million for the three months ended September 30, 2007 to $23.1 million for the three months ended September 30, 2008. Our operating margin, which is measured as operating income divided by net revenue, was 19.4% for the three months ended September 30, 2008, compared to 24.0% for the three months ended September 30, 2007. Network Services’ operating margin is significantly lower than that of our historic business, and will materially reduce our combined operating margins in future periods.

Interest income. Interest income decreased from $474,000 in the three months ended September 30, 2007 to $185,000 in the three months ended September 30, 2008, primarily due to our use of cash to acquire Network Services and CPOS, as well as lower interest rates. (see “—Liquidity and Capital Resources” for more detail).

Interest expense. Interest expense for the three months ended September 30, 2008 of $1.2 million increased from $242,000 for the three months ended September 30, 2007. The increase in interest expense for the three months ended September 30, 2008 was due to higher payables to our sponsor banks and borrowings we incurred to fund the acquisition of Network Services. Interest expense which we recorded on payables to our sponsor banks resulted from our practice of having our sponsor banks advance interchange fees to most of our merchants. Generally, when we have cash available for investment we fund these advances to our merchants first with our cash, then by incurring a payable to our sponsor banks when that cash has been expended. We pay our sponsor banks the prime rate on these payables. To help fund the purchase price for Network Services, during the second quarter of 2008 we suspended using our available cash to fund merchant advances and borrowed $75.0 million. During the third quarter of 2008, we re-established our practice of funding merchant advances with our cash, but at reduced amounts. See “—Liquidity and Capital Resources—Credit Facility” for more detail on the borrowings.

Other, net. Other, net for the three months ended September 30, 2008 included a loss on the sale of a debt security. Other, net for the three months ended September 30, 2007 included a charge of $0.8 million reflecting our liability from a legal proceeding under an indemnification we had provided to an insurer.

Income Tax. Income taxes for the three months ended September 30, 2008 were $8.5 million, reflecting an effective tax rate of 38.9%. This compares to an effective tax rate of 37.3% for the three months ended September 30, 2007, which resulted in income tax expense of $7.0 million. The higher effective tax rate for the three months ended September 30, 2008 was due to increases in state income tax rates.

Net income. As a result of the above factors, net income increased from $11.8 million for the three months ended September 30, 2007 to $13.4 million for the three months ended September 30, 2008.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Nine Months Ended September 30, 2008	% of Total Revenue	Nine Months Ended September 30, 2007	% of Total Revenue	Change
					Amount	%
Total Revenues	$1,158,973	100.0%	$972,272	100.0%	$186,701	19.2%
Costs of Services:
Interchange	818,564	70.6%	711,438	73.2%	107,126	15.1%
Dues and assessments	41,089	3.5%	35,918	3.7%	5,171	14.4%
Processing and servicing	141,350	12.2%	99,732	10.3%	41,618	41.7%
Customer acquisition costs	36,482	3.1%	33,331	3.4%	3,151	9.5%
Depreciation and amortization	7,476	0.6%	5,027	0.5%	2,449	48.7%

Total costs of services	1,044,961	90.2%	885,446	91.1%	159,515	18.0%
General and administrative	57,329	4.9%	40,527	4.2%	16,802	41.5%

Total expenses	1,102,290	95.1%	925,973	95.2%	176,317	19.0%

Income from operations	56,683	4.9%	46,299	4.8%	10,384	22.4%

Other income (expense):
Interest income	654	0.1%	1,450	0.2%	(796)	(54.9)%
Interest expense	(2,296)	(0.2)%	(587)	(0.1)%	(1,709)	(291.1)%
Other, net	(215)	(0.1)%	(871)	(0.1)%	656	75.3%

Total other income (expense)	(1,857)	(0.2)%	(8)	—	(1,849)	nm

Income before income taxes	54,826	4.7%	46,291	4.8%	8,535	18.4%
Provision for income taxes	20,967	1.8%	17,252	1.8%	3,715	21.5%

Net income	$33,859	2.9%	$29,039	3.0%	$4,820	16.6%

Total Revenues. Total revenues increased by 19.2%, from $972.3 million in the nine months ended September 30, 2007 to $1,160.0 million in the nine months ended September 30, 2008, primarily as a result of a $177.2 million, or 18.6%, increase in our bank card processing revenues. The breakout of our total revenues for the nine months ended September 30, 2008 and 2007 was as follows (in thousands of dollars):

	Nine Months Ended September 30,		Change from Prior Year
	2008	2007	Amount	%
Bank card processing revenues, gross (a)	$1,127,064	$949,908	$177,156	18.6%
Payroll processing revenues	9,835	7,488	2,347	31.3%
Equipment-related income	22,074	14,876	7,198	48.4%

Total Revenues	$1,158,973	$972,272	$186,701	19.2%

(a)	Includes Visa and MasterCard bankcard processing revenues, AMEX fees, Discover fees, check processing fees, customer service fees and other miscellaneous revenue.

The increase in our gross bank card processing revenues from $949.9 million in the nine months ended September 30, 2007 to $1,127.1 million in the nine months ended September 30, 2008 was primarily due to higher bank card processing volume. Our bank card processing volume for the nine months ended September 30, 2008 increased 30.9% to $50.4 billion, compared to $38.5 billion for the nine months ended September 30, 2007; however, the increase included $6.2 billion of settled processing volume from Network Services, which earns revenues on a per transaction basis. Excluding Network Services processing volume we received percentage-based revenues on processing volume of $44.2 billion, an increase of 14.1% over the $38.5 billion processed in the nine months ended September 30, 2007. This 14.1% increase in bank card processing volume was primarily attributable to a net increase in bank card merchant accounts primarily as the result of the growth in our sales force, combined with improved production from our existing sales force as previous additions to the sales force gain experience and seasoning. Additionally, Network Services generated revenues on the 207 million transactions it settled, and the 909 million transactions it authorized through its front-end card processing systems since we acquired that business. We report Network Services bank card processing revenues net of interchange and dues and assessments because the daily cash settlement with Network Services’ merchants is on a net basis.

Payroll processing revenues increased by 31.3%, from $7.5 million in the nine months ended September 30, 2007 to $9.8 million in the nine months ended September 30, 2008, primarily due to the 28.1% increase in the number of payroll processing customers from 5,928 at September 30, 2007 to 7,591 at September 30, 2008. Payroll processing revenues include processing fees and the interest income we earn on funds held for customers. Payroll processing fees increased by 39.0% from $6.8 million in the nine months ended September 30, 2007 to $9.5 million in the nine months ended September 30, 2008, while interest income earned on funds held for customers decreased by 47.6% from $645,000 in the nine months ended September 30, 2007 to $338,000 in the nine months ended September 30, 2008 primarily due to lower interest rates in the current period and the application of available interest earning balances to offset bank fees.

Equipment-related income of $22.1 million for the nine months ended September 30, 2008 increased 48.4% from $14.9 million for the nine months ended September 30, 2007. This was primarily due to the addition of equipment-related revenues from our campus payments solutions business acquired in October 2007, the addition of revenues from our May 2008 acquisition of Network Services, and growth in equipment sale revenues to new bank card merchants. Revenues from prepaid card and stored-value card systems at our Debitek, Inc. subsidiary for the nine months ended September 30, 2008 were up 6.4% from the nine months ended September 30, 2007.

Costs of services. Costs of services increased 18.0% from $885.4 million in the nine months ended September 30, 2007 to $1,045.0 million in the nine months ended September 30, 2008, due primarily to increases in interchange fees and processing and servicing costs. Costs of services represented 90.2% of total revenues in the nine months ended September 30, 2008 and 91.1% in the nine months ended September 30, 2007.

Interchange fees increased 15.1% from $711.4 million in the nine months ended September 30, 2007 to $818.6 million in the nine months ended September 30, 2008, and represented 70.6% of total revenues in the nine months ended September 30, 2008 and 73.2% in the nine months ended September 30, 2007. The increase in interchange fees was primarily due to higher bank card processing volume, on which we received percentage-based revenues, in the current year. However, interchange fees as a percentage of total revenues declined due to the nature of Network Services’ bank card processing settlement practices. We report Network Services’ bank card processing revenues net of interchange fees because our daily cash settlement with Network Services’ merchants is on a net basis.

Dues and assessments increased 14.4% from $35.9 million in the nine months ended September 30, 2007 to $41.1 million in the nine months ended September 30, 2008, also as the result of increased bank card processing volume. Dues and assessments were 3.5% of total revenues in the nine months ended September 30, 2008 and 3.7% in the nine months ended September 30, 2007. This decline also reflects our reporting of Network Services bank card processing revenues net of dues and assessments because the daily cash settlement with Network Services’ merchants is on a net basis.

Net revenue, which we define as total revenues less interchange fees and dues and assessments, increased 33.1% from $225.0 million in the nine months ended September 30, 2007 to $299.3 million in the nine months ended September 30, 2008. The increase in net revenue was driven by the year-over-year increases in active merchants and processing volume, as well as the addition of revenues from Network Services. Excluding Network Services’ revenue, our net revenue would have grown by 17.1% in the nine months ended September 30, 2008.

Processing and servicing expense for the nine months ended September 30, 2008 increased by $41.6 million, or 41.7%, compared with the nine months ended September 30, 2007. The increase in processing and servicing expense included $23.8 million for Network Services and an increase of $2.8 million in merchant losses during the nine months ended September 30, 2008 as we incurred increased losses primarily related to merchants that had gone out of business possibly due to weak economic conditions. The increase was also due to costs associated with the increased bank card processing volume, equipment costs of sales and the costs of operating our service center, particularly the costs of support personnel including field servicing managers and depreciation and amortization.

As a percentage of total revenue, processing and servicing expense was 12.2% for the nine months ended September 30, 2008 compared with 10.3% for the nine months ended September 30, 2007. The increase in processing and servicing as a percentage of total revenue for the nine months ended September 30, 2008 reflects the addition of Network Services processing and servicing costs, partially offset by continued leveraging of our lower cost internally developed front-end processing system, HPS Exchange, and cost savings associated with our back-end processing system, Passport. Transactions processed on HPS Exchange represented approximately 82% of our total SME processing transactions during the nine months ended September 30, 2008, compared to 74% during the nine months ended September 30, 2007. We expect the increasing share of HPS Exchange in our SME bank card merchant base to continue in the future and we also expect to realize the lower cost benefits of processing on Passport in future periods, and over time the Network Services transactions will be converted over to our platforms. Included in processing and servicing expense was $2.9 million of payroll processing costs in the nine months ended September 30, 2008, which increased 43.3% from $2.0 million recorded in the nine months ended September 30, 2007.

Customer acquisition costs increased 9.5% from $33.3 million in the nine months ended September 30, 2007 to $36.5 million in the nine months ended September 30, 2008. An increase in amortization of signing bonuses, mostly as a result of growth in new merchant accounts and a practice, which we ended in the first quarter of 2008, of paying newly hired Relationship Managers a higher signing bonus percentage in exchange for reduced future residual commissions was primarily responsible for the increase in the customer acquisition costs. The increase in the accrued buyout liability for the nine months ended September 30, 2008 was lower than the prior year nine-month period due to lower same stores sales growth and higher merchant attrition, including merchants who have gone out of business. Customer acquisition costs for the nine months ended September 30, 2008 and 2007 included the following components (in thousands of dollars):

	Nine Months Ended September 30,
	2008	2007
Amortization of signing bonuses, net	$28,544	$22,896
Amortization of capitalized customer deferred acquisition costs	11,178	10,231
Increase in accrued buyout liability	8,449	10,886
Capitalized customer deferred acquisition costs	(11,689)	(10,682)

Total Customer Acquisition Costs	$36,482	$33,331

Depreciation and amortization expenses increased 48.7%, from $5.0 million in the nine months ended September 30, 2007 to $7.5 million in the nine months ended September 30, 2008. The increase was primarily due to recording amortization of $1.2 million on the intangible assets acquired in the Network Services purchase and depreciation expense recorded on information technology equipment to support the network and the continuing development of HPS Exchange and Passport. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized increased from $3.3 million in the nine months ended September 30, 2007 to $4.7 million in the nine months ended September 30, 2008. The total amount of capitalized costs for projects placed in service in the nine months ended September 30, 2008 and 2007 was $1.6 million and $1.4 million, respectively.

General and administrative. General and administrative expenses increased 41.5%, from $40.5 million in the nine months ended September 30, 2007 to $57.3 million in the nine months ended September 30, 2008. The increase was primarily due to the addition of Network Services’ general and administrative expenses, adding personnel costs and marketing initiatives to continue building our corporate, information technology and marketing infrastructure, which are necessary to support our growth and our product development initiatives and legal expenses. General and administrative expenses as a percentage of total revenue for the nine months ended September 30, 2008 was 4.9%, compared to 4.2% for the nine months ended September 30, 2007. Our payroll operation’s general and administrative expenses increased by 20.5%, from $3.0 million in the nine months ended September 30, 2007 to $3.7 million in the nine months ended September 30, 2008.

Income from operations. For the reasons described above, our income from operations, which we also refer to as operating income, improved 22.4%, from $46.3 million for the nine months ended September 30, 2007 to $56.7 million for the nine months ended September 30, 2008. Our operating margin, which is measured as operating income divided by net revenue, was 18.9% for the nine months ended September 30, 2008 and 20.6% for the nine months ended September 30, 2007. Network Services’ operating margin is significantly lower than that of our historic business, and will materially reduce our combined operating margins in future periods.

Interest income. Interest income decreased from $1.5 million in the nine months ended September 30, 2007 to $654,000 in the nine months ended September 30, 2008, due primarily to the use of cash to acquire Network Services and CPOS, as well as lower interest rates. (see “—Liquidity and Capital Resources” for more detail).

Interest expense. Interest expense for the nine months ended September 30, 2008 of $2.3 million increased from $587,000 in the nine months ended September 30, 2007. The increase in interest expense for the nine months ended September 30, 2008 was due to higher payables to our sponsor banks and borrowings we incurred to fund the acquisition of Network Services. Interest expense which we recorded on payables to our sponsor banks resulted from our practice of having our sponsor banks advance interchange fees to most of our merchants. Generally, when we have cash available for investment we fund these advances to our merchants first with our cash, then by incurring a payable to our sponsor banks when that cash has been expended. We pay our sponsor banks the prime rate on these payables. To help fund the purchase price for Network Services, during the second quarter of 2008 we suspended using our available cash to fund merchant advances and borrowed $75.0 million. During the third quarter of 2008, we re-established our practice of funding merchant advances with our cash, but at reduced amounts. See “—Liquidity and Capital Resources—Credit Facility” for more detail on the borrowings.

Other, net. Other, net for the nine months ended September 30, 2008 included a loss on the sale of a debt security and a write down on a fixed-income bond fund. Other, net for the nine months ended September 30, 2007 included a charge of $0.8 million reflecting our liability in a legal proceeding under an indemnification we provided to an insurer.

Income Tax. Income taxes for the nine months ended September 30, 2008 were $21.0 million, reflecting an effective tax rate of 38.2%. This compares to an effective tax rate of 37.3% for the nine months ended September 30, 2007, which resulted in income tax expense of $17.3 million. The higher effective tax rate for the nine months ended September 30, 2008 was due to increases in state income tax rates.

Net income. As a result of the above factors, net income increased from $29.0 million for the nine months ended September 30, 2007 to $33.9 million for the nine months ended September 30, 2008.

Balance Sheet Information

	September 30, 2008	December 31, 2007
Selected Balance Sheet Data	(in thousands)
Cash	$47,074	$35,508
Funds held for payroll customers	20,023	24,201
Receivables, net	154,713	122,613
Current tax asset	5,089	5,449
Capitalized customer acquisition costs, net	78,142	70,498
Property and equipment, net	66,238	50,248
Goodwill	58,204	5,489
Intangible assets	35,336	481
Total assets	479,200	329,189

Due to sponsor banks	79,412	49,798
Accounts payable	26,206	20,495
Deposits held for payroll customers	20,023	24,201
Due under credit facility:
Current portion	56,250	—
Long term portion	18,750	—
Accrued buyout liability:
Current portion	11,011	11,521
Long term portion	29,923	26,252
Total liabilities	303,241	163,520
Total stockholders’ equity	175,959	165,669

September 30, 2008 Compared to December 31, 2007

Total assets increased $150.0 million, or 45.6%, to $479.2 million at September 30, 2008 from $329.2 million at December 31, 2007, primarily due to increases in goodwill, intangible assets, receivables, property and equipment and capitalized customer acquisition costs. Cash increased by $11.6 million or 32.6% (see “—Liquidity and Capital Resources” for more detail).

The $52.7 million increase in goodwill at September 30, 2008 and the $34.9 million increase in intangible assets at September 30, 2008 were due to our May 31, 2008 acquisition of Network Services for a net cash payment of $92.5 million and our March 3, 2008 acquisition of CPOS for a net cash payment of $10.1 million. We recorded goodwill of $43.8 million and intangible assets of $34.4 million in the Network Services acquisition, and goodwill of $9.4 million and intangible assets of $2.1 million in the CPOS acquisition. The allocations of the Network Services and CPOS purchase prices are not final and may be adjusted in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, as more information becomes available.

Our receivables primarily are due from our bank card processing merchants and result from our practice of advancing interchange fees to most of our SME merchants during the processing month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge merchants for processing transactions. Generally, these advances to our SME merchants are funded first with our cash available for investment, then by incurring a payable to our sponsor banks when that cash has been expended. To help fund the purchase price for Network Services, during the second quarter of 2008 we suspended using our available cash to fund merchant advances. During the third quarter of 2008, we re-established our practice of partially funding merchant advances with our cash, but at reduced amounts. At September 30, 2008, the Company used $7.0 million of its available cash to fund merchant advances and at December 31, 2007, the Company used $37.9 million of its cash to fund merchant advances. The amount due to sponsor banks for funding advances was $79.4 million at September 30, 2008 and $49.8 million at December 31, 2007. The payable to sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment and check processing terminals.

Receivables also include amounts resulting from the sale, installation, training and repair of payment system hardware and software for prepaid card and stored-value card payment systems and campus payment solutions.

Our total receivables increased $32.1 million, or 26.2%, to $154.7 million at September 30, 2008 from $122.6 million at December 31, 2007 mostly due to receivables added by Network Services.

Capitalized customer acquisition costs increased $7.6 million, or 10.8%, from December 31, 2007 as a result of increases in the number of SME merchants we service.

Our borrowings at September 30, 2008 totaled $75.0 million. On May 30, 2008, we entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders who may become a party to the Credit Agreement from time to time. The Amended and Restated Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $50 million (the “Revolving Credit Facility”) and a term credit facility in the aggregate amount of up to $25 million (the “Term Credit Facility”). See “— Liquidity and Capital Resources — Credit Facility for more information on the Amended and Restated Credit Agreement.

On May 30, 2008, we borrowed $50 million under the Revolving Credit Facility and $25 million under the Term Credit Facility. We applied all of the proceeds from these borrowings to finance the acquisition of Network Services. At September 30, 2008, there was $50 million outstanding under the Revolving Credit Facility and $25 million outstanding under the Term Credit Facility. Of the combined $75 million outstanding, $56.2 million was included in current borrowings and $18.8 million was included in long-term borrowings at September 30, 2008. We had no borrowings outstanding at December 31, 2007.

Total stockholders’ equity increased $10.3 million from December 31, 2007 primarily due to net income of $33.9 million recorded for the nine months ended September 30, 2008, partially offset by repurchasing $18.0 million of treasury shares and declaring $10.1 million in dividends on our common stock. On February 28, 2008, our Board of Directors resolved to retire all common shares repurchased and include the retired shares in our authorized and unissued shares. Until February 28, 2008, the final disposition of the repurchased shares had not been decided. The excess of the purchase price of the treasury stock over the stated value was allocated between additional paid-in capital and retained earnings.

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

As of May 31, 2008, we acquired the net assets of the Network Services Business unit of Alliance Data Network Services LLC, for a cash payment of $77.5 million plus the net working capital of Network Services on the closing date, for a total purchase price of $92.5 million. The acquisition was financed through a combination of cash on hand and our credit facilities. On March 3, 2008, we acquired a majority interest in Collective Point of Sale Solutions Ltd. (“CPOS”) for a net cash payment of $10.1 million. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions.

On October 19, 2007, we acquired General Meters Corporation (“General Meters”) for a net cash payment of $6.0 million. The General Meters acquisition provided us with a ready customer base of colleges and universities for our campus card product. General Meters was combined with our subsidiary Debitek Inc., which provides prepaid card and stored value solutions.

Other than borrowings to fund our acquisition of Network Services, our cash needs are funded primarily by cash flow from our operating activities and our agreement with our sponsor banks to fund merchant advances. We believe that our current cash and investment balances, cash generated from operations and our agreement with our sponsor banks to fund merchant advances will provide sufficient liquidity to meet our anticipated needs for capital for at least the next twelve months, and currently anticipate no liquidity challenges over a longer term. On September 30, 2008, our credit facilities, which total $75.0 million, were fully borrowed. However, the credit facility provides for an increase of $25 million upon the prior approval of the administrative agent. See “— Credit Facility” for more details.

Our working capital, defined as current assets less current liabilities, was negative at September 30, 2008 due to financing the Network Services acquisition with cash and predominately current borrowings. Working capital was positive at December 31, 2007.

At September 30, 2008, we had cash totaling $47.1 million, compared to cash of $35.5 million at December 31, 2007.

Each funding source and use is described in more detail below.

Cash Flow Provided by Operating Activities. We reported net cash provided by operating activities of $86.0 million in the nine months ended September 30, 2008, compared to net cash provided by operating activities of $58.1 million in the nine months ended September 30, 2007. The most significant contributor to the increase in cash provided by operating activities for the nine months ended September 30, 2008 was an increase in due to sponsor banks. The increase in the amounts due to sponsor banks was mostly due to using available cash, which otherwise would have been available to fund merchant advances, to fund the acquisitions of Network Services and CPOS, as well as treasury stock purchases during 2008. Also contributing favorably to cash provided by operating activities was our net income for the nine-month period as adjusted for depreciation and amortization, additions to loss reserves, provision for doubtful receivables, share-based compensation expense, and deferred taxes.

Other major determinants of operating cash flow are net signing bonus payments, which consume increasing amounts of operating cash as our new merchant installation activity rises, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout liability” for more information. Net signing bonuses of $35.7 million and $32.9 million, respectively, were paid in the nine months ended September 30, 2008 and 2007. In the nine months ended September 30, 2008 and 2007, we reduced the accrued buyout liability by making buyout payments of $5.3 million and $6.2 million, respectively.

Contained within other changes in operating assets and liabilities are the changes in our receivables and due to sponsor banks. Until the second quarter of 2008, advances of interchange fees, which generate a receivable from our merchants, were funded first from our available cash, then by incurring a payable to our sponsor banks when that cash has been expended. The payable to the sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. At September 30, 2008, we had used $7.0 million of cash to fund merchant advances. At December 31, 2007, we used $37.9 million of available cash to fund merchant advances. The amount due to sponsor banks for funding advances was $79.4 million at September 30, 2008 and $49.8 million at December 31, 2007. During the nine months ended September 30, 2008, our receivables from SME merchants increased $15.1 million, while we increased our payable to sponsor banks by $29.6 million. The increase in the payable to sponsor banks was applied in funding the purchase prices to acquire Network Services and CPOS, and the $18.0 million cost to repurchase treasury stock during 2008.

Our reported cash flow from operating activities for both periods was impacted by the cash flow reporting requirements of SFAS No. 123R and SFAS No. 95, Statement of Cash Flow, as amended. These statements require the amount of tax benefits resulting from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options in excess of the amount of SFAS No. 123R compensation cost recognized (referred to as “excess tax benefits” in this document), to be classified as a cash inflow from financing activities on our Statement of Cash Flow and a cash outflow from operating activities. For the nine months ended September 30, 2008 and 2007, our operating cash flow was reduced by the classification of $1.5 million and $6.7 million, respectively, of excess tax benefits as cash inflow from financing activities.

Cash Flow Used in Investing Activities. Net cash used in investing activities was $125.5 million for the nine months ended September 30, 2008, compared to $27.6 million for the nine months ended September 30, 2007. In May 2008, we acquired Network Services for a net cash payment of $92.5 million and in March 2008, we acquired CPOS for a net cash payment of $10.1 million. During each nine-month period, we used cash to fund capital expenditures. Total capital expenditures for the nine months ended September 30, 2008 were $22.4 million, compared to $25.6 million invested in the nine months ended September 30, 2007. Capital expenditures include costs related to construction of our new Service Center facility, which commenced in 2006 and completed Phase I in December 2007. Other Phases are ongoing. During the nine months ended September 30, 2008 and 2007, we spent cash of $8.5 million and $18.0 million, respectively, on our new Service Center. See “—Contractual Obligations” for more detail regarding cumulative cash outlays and expected future funding requirements related to our new Service Center. We also continued building our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and Passport. We anticipate that these expenditures will continue near current levels as we further develop our technology.

Cash Flow Provided by (Used In) Financing Activities. Net cash provided by financing activities was $51.1 million for the nine months ended September 30, 2008, which compares to net cash used in financing activities of $8.8 million for the nine months ended September 30, 2007. Cash flow from financing activities for the nine months ended September 30, 2008 was positive primarily due to proceeds from borrowings under our Credit Facility. See “— Credit Facility” for more details on these borrowings and the application of funds borrowed. Cash flow from financing activities for the nine months ended September 30, 2007 was negative primarily due to common stock repurchases. See “— Common Stock Repurchases” for more information on our common stock repurchases authorization.

We used $18.0 million of cash to repurchase 781,584 shares of our common stock during the nine months ended September 30, 2008, compared to $16.8 million of cash to repurchase 656,500 shares of our common stock during the nine months ended September 30, 2007. During the nine months ended September 30, 2008 and 2007, employees exercised stock options generating cash proceeds in the aggregate of $2.7 million and $8.0 million, respectively. Cash proceeds received from the exercise of employee stock options were applied to repurchase shares of our common stock.

Cash dividends paid in the nine months ended September 30, 2008 were $10.1 million, compared to dividends declared of $6.6 million in the nine months ended September 30, 2007. See “— Dividends on Common Stock” for more information on our common stock dividends.

Financing cash for both periods were favorably impacted by excess tax benefits which resulted from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options. During the nine months ended September 30, 2008 and 2007, we reported as a financing cash inflow, $1.5 million and $6.7 million, respectively, of excess tax benefits resulting from employees exercising stock options. See “— Cash Flow Provided by (Used in) Operating Activities” for more detail.

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

Under the terms of the Amended and Restated Credit Agreement, we may borrow, at our option, at interest rates equal to one, two, three or nine month adjusted LIBOR rates or equal to the greatest of prime, the secondary market rate for three month certificates of deposits plus 1% and the federal funds rate plus 0.50%, in each case plus a margin determined by our current leverage ratio.

The Revolving Credit Facility may be used to finance future construction projects and acquisitions in accordance with the terms of the Credit Agreement and for our other working capital needs and general corporate purposes. On May 30, 2008, the Company borrowed $50 million under the Revolving Credit Facility and $25 million under the Term Credit Facility. All of the proceeds of both such borrowings were applied to finance and pay expenses related to the acquisition of Network Services. At September 30, 2008, there was $50 million outstanding under the Revolving Credit Facility and $25 million outstanding under the Term Credit Facility.

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

Under these authorizations, we repurchased an aggregate of 2,574,284 shares of our common stock during the years ended December 31, 2006 and 2007 and the nine months ended September 30, 2008 at a cost of $61.9 million, or average cost of $24.04 per share. We did not make any purchases of our common stock during the three months ended September 30, 2008.

During the nine months ended September 30, 2008 and 2007, we repurchased 781,584 shares and 656,500 shares, respectively, of our common stock at average per share costs of $23.02 and $25.55. At September 30, 2008, we have remaining authorization to repurchase up to 525,716 additional shares of our common stock.

Dividends on Common Stock. The following table summarizes quarterly cash dividends declared and paid on our common stock during 2008 and 2007:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Nine Months Ended September 30, 2008:
February 13, 2008	February 28, 2008	March 15, 2008	$0.09
April 30, 2008	May 23, 2008	June 15, 2008	$0.09
August 5, 2008	August 22, 2008	September 15, 2008	$0.09

Twelve Months Ended December 31, 2007:
February 12, 2007	February 23, 2007	March 15, 2007	$0.05
May 3, 2007	May 25, 2007	September 15, 2007	$0.05
July 30, 2007	August 24, 2007	September 15, 2007	$0.075
October 31, 2007	November 23, 2007	December 15, 2007	$0.075

On November 4, 2008, our Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock, payable on December 15, 2008 to stockholders of record as of November 24, 2008.

Contractual Obligations. The Visa and MasterCard networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of our SME transactions involve the delivery of the product or service at the time of the transaction, a good estimate of our exposure to chargebacks is the last four months’ processing volume on SME portfolio, which was $20.7 billion for the four months ended September 30, 2008 and $17.9 billion for the four months ended December 31, 2007. However, for the four months ended September 30, 2008 and December 31, 2007, we were presented with $14.2 million and $10.5 million, respectively, of chargebacks by issuing banks. In the nine months ended September 30, 2008 and the 2007 full year, we incurred bankcard merchant credit losses of $4.0 million and $2.8 million, respectively, on total SME dollar volume processed of $43.9 billion and $51.9 billion, respectively. These credit losses are included in processing and servicing expense in our consolidated statements of income.

The following table reflects our significant contractual obligations as of September 30, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Processing providers (a)	$9,595	$5,087	$4,508	$—	$—
Telecommunications providers	3,411	2,781	630	—	—
Office and equipment leases	18,109	4,389	6,834	3,552	3,334
Term Credit Facility	25,000	6,250	16,667	2,083	—
Land, construction and equipment (b)	14,685	14,685	—	—	—

	$70,800	$33,192	$28,639	$5,635	$3,334

(a)	We have agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. Our agreements with third-party processors may require us to submit a minimum monthly number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay them the fees that they would have received if we had submitted the required minimum number or volume of transactions.
(b)	These amounts relate to contractual commitments we have for developing land and constructing our new Service Center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with the development of this site. Through September 30, 2008, we have spent approximately $40.0 million of our cash on our new Service Center, including $1.7 million to acquire land, and over the next twelve months we expect to spend approximately $23.5 million more on its development, including the contractual obligations in the above table.

In addition, we record a payable to our sponsor banks each month in conjunction with our monthly processing activities. This amount was $79.4 million as of September 30, 2008. This amount is repaid on the first business day of the following month out of the fees collected from our merchants. We also have $50 million outstanding under our Revolving Credit Facility at September 30, 2008 (see “— Credit Facility” for terms).

Unrecognized Tax Benefits. At September 30, 2008, we had gross tax effected unrecognized tax benefits of approximately $2.1 million. See “— Critical Accounting Estimates — Income Taxes.” As of September 30, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

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

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our primary market risk exposure is to changes in interest rates. Until the second quarter of 2008, advances of interchange fees to our merchants were funded first from our available cash, then by incurring a payable to our sponsor banks when that cash has been expended. The payable to the sponsor banks bears interest at the prime rate and is repaid at the beginning of the following month out of the fees we collect from our merchants. The amount due to sponsor banks for funding advances was $79.4 million at September 30, 2008. During the quarter ended September 30, 2008 the average daily interest-bearing balance of that payable to sponsor banks was approximately $39.6 million. Based on this average payable, a hypothetical 100 basis point change in short-term interest rates would result in a change of approximately $396,000 in annual pre-tax income.

While the bulk of our cash are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities of up to three years. At September 30, 2008, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $47,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $63,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $47,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $63,000.

Foreign Currency Risk. While substantially all of our business is conducted in U.S. dollars, our Canadian processing subsidiary, CPOS, conducts its operations in Canadian dollars. Consequently, a portion of CPOS’ revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our CPOS subsidiary. We have not hedged our translation risk on foreign currency exposure. For the nine months ended September 30, 2008, foreign currency exposures had an immaterial impact on our revenues and our net income. At September 30, 2008, fluctuations in exchange rates on CPOS’ assets and liabilities reduced our Other Comprehensive Income by $465,000, net of taxes.

We do not hold or engage in the trading of derivative financial, commodity or foreign exchange instruments.

Office Facilities

At September 30, 2008, we owned one facility and leased ten facilities, which we use for operational, sales and administrative purposes.

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

We also lease the following facilities as of September 30, 2008:

Location	Square Feet	Expiration
Alpharetta, GA	3,008	November 30, 2010
Chattanooga, Tennessee	9,461	January 31, 2009
Cleveland, Ohio	15,940	June 30, 2012
Colorado Springs, Colorado	10,431	December 31, 2009
Frisco, Texas	18,456	December 31, 2008
Jeffersonville, Indiana	27,040	between June 30, 2009 and April 30, 2009
Johnson City, Tennessee	45,000	October 22, 2010
Phoenix, Arizona	1,284	March 31, 2010
Plano, Texas	42,336	May 31, 2015
West Windsor Township, New Jersey	5,288	May 2013

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

Changes in Internal Controls

During the quarter ended September 30, 2008, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

(a) None

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 13, 2006, our Board of Directors authorized management to repurchase up to the lesser of (a) 1,000,000 shares of our common stock or (b) $25,000,000 worth of our common stock in the open market. On August 1, 2006, our Board of Directors authorized management to repurchase up to 1,000,000 shares of our common stock in the open market using the proceeds from the exercise of stock options. On May 3, 2007, the Board of Directors eliminated the restriction in the August 1, 2006 repurchase authorization which required management to use only proceeds from the issuance of stock options for repurchases, and increased the total remaining authorized number of shares to be repurchased to 2,000,000. As of September 30, 2008, we had remaining authorization to purchase 525,716 shares of our common stock. We intend to use these authorizations to repurchase shares opportunistically as a means of offsetting dilution from shares issued upon the exercise of options under employee benefit plans, and to use cash to take advantage of declines in the Company’s stock price. We have no obligation to repurchase shares under the authorization, and the specific timing and amount of the stock repurchase will vary based on market conditions, securities law limitations and other factors. The stock repurchase will be executed utilizing general corporate funds.

We did not make any purchases of our common stock during the three months ended September 30, 2008. The cumulative number of shares purchased as part of publicly announced plans was 2,574,284 shares at an average price of $24.04 per share.

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

Date: November 7, 2008

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