Form 10-K
period 2008-12-31
HEARTLAND PAYMENT SYSTEMS INC
filed 2009-03-16
CIK 1144354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 30, 2008 was approximately $674 million.

As of March 4, 2009, there were 37,442,292 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2009 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K for fiscal year ended December 31, 2008.

Heartland Payment Systems, Inc.

Annual Report on Form 10-K

For the Year Ended

December 31, 2008

FORWARD LOOKING STATEMENTS

Unless the context requires otherwise, references in this report to “the Company,” “we,” “us,” and “our” refer to Heartland Payment Systems, Inc. and our subsidiaries.

Some of the information in this Annual Report on Form 10-K may contain forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, the impact of the systems breach of our processing system, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. You should understand that many important factors, in addition to those discussed elsewhere in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Certain of these factors are described in Item 1A. Risk Factors and include, without limitation, the significantly unfavorable economic conditions facing the United States, the results and effects of the systems breach of our processing system including the outcome of our investigation, the extent of cardholder information compromised and the consequences to our business, including the effects on sales and costs in connection with the system breach, our competitive environment, the business cycles and credit risks of our merchants, chargeback liability, merchant attrition, problems with our bank sponsor, our reliance on other bank card payment processors, our inability to pass increased interchange fees along to our merchants, economic conditions, system failures and government regulation.

PART I

ITEM 1.	BUSINESS

Overview of Our Company

Delaware Corporation

We were incorporated in Delaware in June 2000. Our headquarters are located at 90 Nassau Street, Princeton, NJ 08542, and our telephone number is (609) 683-3831.

Bank Card Payment Processing

Our primary business is to provide bank card payment processing services to merchants in the United States and Canada. This involves facilitating the exchange of information and funds between merchants and cardholders’ financial institutions, providing end-to-end electronic payment processing services to merchants, including merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support and risk management. Our merchant customers primarily fall into two categories: our core small and mid-sized merchants (referred to as Small and Midsized Enterprises, or “SME”) and large national merchants, primarily in the petroleum industry. We also provide additional services to our merchants, such as payroll processing, gift and loyalty programs, paper check processing, and we sell and rent point-of-sale devices and supplies.

At December 31, 2008, we provided our bank card payment processing services to approximately 168,850 active SME bank card merchants located across the United States. This represents a 9.1% increase over the 154,750 active SME bank card merchants at December 31, 2007. At December 31, 2008, we provided bank card payment processing services to approximately 82 large national merchants with approximately 55,761 locations. Our total bank card processing volume for the year ended December 31, 2008 was $66.9 billion, a 28.9% increase from the $51.9 billion processed during the year ended December 31, 2007. Bank card processing volume for 2008 includes $8.7 billion for large national merchants acquired with Network Services. Additionally, we provided bank card processing services to approximately 5,600 merchants in Canada.

On January 20, 2009, we announced the discovery of a criminal breach of our payment systems environment (referred to as the “Processing System Intrusion” in this document) that apparently had occurred during some portion of 2008. The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by Heartland during the transaction authorization process. Such data is not required to be encrypted while in transit under current payment card industry guidelines. Card data that was affected by the Processing System Intrusion included card numbers, expiration dates, and certain other information from the magnetic stripe on the back of the payment card (including, for a small percentage of transactions, the cardholder’s name). However, the cardholder information that we process does not include addresses or Social Security numbers. Also, we believe that no unencrypted PIN data was captured. We believe the breach has been contained and did not extend beyond 2008. Our investigation of the Processing System Intrusion is ongoing. See “— Processing System Intrusion” for more detail.

While we have determined that the Processing System Intrusion has triggered a loss contingency, to date an unfavorable outcome is not believed by us to be probable on those claims that are pending or have been threatened against us, or that we consider to be probable of assertion against us, and we do not have sufficient information to reasonably estimate the loss we would incur in the event of an unfavorable outcome on any such claim. Therefore, in accordance with SFAS No. 5, “Accounting for Contingencies,” no reserve/liability has been recorded with respect to any such claims as of December 31, 2008. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such unfavorable outcome is reasonably estimable, we will record a reserve for the claim in question. If and when we record such a reserve, it could be material and could adversely impact our results of operations, financial condition and cash flow. Costs we incurred related to investigations and remedial actions performed in December 2008 were not significant. Amounts we expect to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion that will be performed after December 31, 2008 will be recognized as incurred. Such costs are expected to be material and could adversely impact our results of operations, financial condition and cash flow.

According to The Nilson Report, in 2007 we were the 6th largest card acquirer in the United States ranked by purchase volume, which consists of both credit and debit Visa and MasterCard transactions. This ranking represented 2.4% of the total bank card processing market. In 2008, 2007 and 2006, our bank card processing volume was $66.9 billion, $51.9 billion and $43.3 billion, respectively.

In May 2008, we acquired the net assets of the Network Services Business unit (“Network Services”) of Alliance Data Network Services LLC (“Alliance”), for a cash payment of $92.5 million. The acquisition was financed through a combination of cash on hand and our credit facilities. Network Services provides processing of credit and debit cards to large national merchants, primarily in the petroleum industry. Network Services settled 604 million transactions representing over $17 billion of total annual Visa and MasterCard processing volume in 2007, and 600 million transactions representing $16.7 billion of bank card processing volume in 2008. In addition to settling Visa and MasterCard transactions, Network Services processes a wide range of payment transactions for its predominantly petroleum customer base, including providing approximately 2.6 billion transaction authorizations through its front-end card processing systems (primarily for Visa and MasterCard) in 2007. Network Services has added $8.7 billion to our bank card processing volume on 317 million transactions from the date we acquired it through December 31, 2008. Additionally, Network Services generated revenues on 1.6 billion transactions it authorized through its front-end card processing systems from the date we acquired it through December 31, 2008.

In March 2008, we acquired a majority interest in Collective Point of Sale Solutions Ltd. (“CPOS”) for a net cash payment of $10.1 million. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions. This acquisition added approximately 5,100 Canadian merchants to our customer base and provides us an entrance into the Canadian credit and debit card processing market. We are now able to service merchants that have locations in both the United States and Canada.

Our bank card processing revenue is recurring in nature. We typically enter into three-year service contracts with our SME merchants that, in order to qualify for the agreed-upon pricing, require the achievement of agreed bank card processing volume minimums from our merchants. Our SME gross bank card processing revenue is largely driven by Visa and MasterCard volume processed by merchants with whom we have processing contracts; as such, we also generally benefit from consumers’ increasing use of bank cards in place of cash and checks, and sales growth (if any) experienced by our retained bank card merchants. Most of our SME revenue is from gross processing fees, which are primarily a combination of a percentage of the dollar amount of each Visa and MasterCard transaction we process plus a flat fee per transaction. We make mandatory payments of interchange fees to card issuing banks through Visa and MasterCard and dues and assessment fees to Visa and MasterCard, and we retain the remainder of the revenue. For example, the allocation of funds resulting from a $100 transaction is depicted below.

Our bank card processing revenue from our large national merchants is also recurring in nature. In contrast to SME merchants, our processing revenues from large national merchants generally consist of a flat fee per transaction and thus are driven primarily by the number of transactions we process (whether settled, or only authorized), not bank card processing volume.

In December 2007, we signed a sales and servicing program agreement (“OnePoint”) with American Express Travel Related Services Company, Inc. (“American Express”) under which we will sign up and service new merchants on behalf of American Express. Under the terms of the program, we will act as American Express’s agent in: (a) providing solicitation services by signing merchants directly with American Express; and (b) providing transactional support services on behalf of American Express. OnePoint became available to our sales organization effective January 1, 2009. Under OnePoint, we will provide processing, settlement, customer support and reporting to merchants, in effect consolidating a merchant’s American Express card acceptance into the services we currently provide for their Visa and Master Card transactions. OnePoint also is open to our existing bank card merchants who do not currently accept American Express cards and who desire to add American Express card acceptance, so that we become their single point of contact for card processing.

In June 2008, we signed an agreement with DFS Services, LLC (formerly known as Discover Financial Services, LLC and referred to as “Discover” in this document) to offer bank card merchants a streamlined process that enables them to accept Discover Network cards on our processing platform. We plan to offer our new and existing customers an integrated processing solution that includes card acceptance pricing, funding, statement processing and customer service on one platform. Previously, to accept Discover Network cards, our merchants had to deal with two separate platforms - one for Discover and one for all other cards. Merchants who sign up for our program will, in turn, be able to offer their customers the added benefit of Discover Network card acceptance with greater ease. We expect this program to be available in the second quarter of 2009. Additionally, we will purchase the current Discover Network merchants that process through Heartland and convert them to the streamlined process mentioned previously.

Under our new agreement with Discover, which is expected to be implemented in the second quarter of 2009, our revenue model will be similar to Visa and MasterCard. The terms of the new American Express agreement have a compensation model which provides us a percentage-based residual on the American Express volume we process, plus fees for every transaction we process.

We sell and market our bank card payment processing services through a nationwide direct sales force of 1,725 sales professionals. Through this sales force we establish a local sales and servicing presence, which we believe provides for enhanced referral opportunities and helps mitigate merchant attrition. We compensate our sales force solely through commissions, based upon the performance of their merchant accounts. We believe that our sales force and our experience and knowledge in providing payment processing services gives us the ability to effectively evaluate and manage the payment processing needs and risks that are unique to these merchants. In 2008, our sales force generated over 63,500 bank card merchant applications and installed over 55,000 new bank card merchants. In 2007, our sales force generated over 62,500 bank card merchant applications and installed over 57,000 new bank card merchants.

We focus our sales efforts on low-risk bank card merchants and have developed systems and procedures designed to minimize our exposure to potential merchant losses. In 2008, 2007 and 2006, we experienced losses of 0.88 basis points (0.0088%), 0.54 basis points (0.0054%) and 0.45 basis points (0.0045%) of SME merchant bank card processing volume, respectively. We have developed significant expertise in industries that we believe present relatively low risks as the customers are generally present and the products or services are generally delivered at the time the transaction is processed. These industries include restaurants, brick and mortar retailers, convenience and liquor stores, automotive sales, repair shops and gas stations, professional service providers, lodging establishments and other. As of December 31, 2008, approximately 28.8% of our SME bank card merchants were restaurants, approximately 19.4% were brick and mortar retailers, approximately 10.9% were convenience and liquor stores, approximately 9.1% were automotive sales, repair shops and gas stations, approximately 9.0% were professional service providers and approximately 3.6% were lodging establishments. The Processing System Intrusion was the result of the insertion of malicious software into our processing system, and we believe that it was not the result of any failure of our sales efforts or systems and procedures described in this paragraph.

Since our inception, we have developed a number of proprietary Internet-based systems to increase our operating efficiencies and distribute our processing and merchant data to our three main constituencies: our sales force, our merchant base and our customer service staff. In 2001, we began providing authorization and data capture services to our SME bank card merchants through our own front-end processing system, HPS Exchange. In 2006, we began providing clearing, settlement and merchant accounting services through our own internally developed back-end processing system, Passport, to substantially all of our SME bank card merchants. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. Currently, we are further developing HPS Exchange and Passport to process the large national merchants which we acquired with Network Services.

During the years ended December 31, 2008, 2007 and 2006, approximately 83%, 75% and 64%, respectively, of our SME merchant transactions were processed through HPS Exchange, which has decreased our operating costs per transaction. At December 31, 2008 and 2007, approximately 98% of total SME merchants were processing on Passport. At December 31, 2008, our internally developed systems are providing substantially all aspects of a merchant’s processing needs, excluding Network Services.

Payroll Processing Services

Through our wholly-owned subsidiary, Heartland Payroll Company, we operate a full-service nationwide payroll processing service, including check printing, direct deposit, related federal, state and local tax deposits and providing accounting documentation. At December 31, 2008, 2007 and 2006, we processed payroll for 7,738, 6,209 customers and 4,216 customers, respectively.

Our nationwide direct sales force also sells our payroll processing services solely on a commission basis. Beginning in 2006, we began providing additional training regarding our payroll processing products and increased the focus of our sales force on selling these products. As a result, in 2008, 2007 and 2006, we installed 4,406, 4,395 and 3,140 new payroll processing customers, respectively, compared to 1,117 new installs in 2005.

Other Products and Services

Other products and services which we offer, such as Electronic Check Processing Services and Micropayment and Campus Solutions, are discussed in “— Our Services and Products.”

Processing System Intrusion

In late October of 2008, we were alerted by Visa of suspicious activity surrounding certain cardholder accounts that appeared to certain card issuers to have been subjected to fraudulent activity shortly after those cards were used to make legitimate transactions that we processed. Our IT team worked with the major card brands (i.e., Visa, MasterCard, American Express, and Discover) (collectively, the “Card Brands”) to try to match the suspicious transactions with our processing activities, and we engaged multiple forensic auditors to investigate our payment card processing system. Ultimately, on January 12, 2009, informations that one of those auditors had provided our team with led us to the discovery of suspicious files, and on January 13, 2009, we discovered the malicious software that apparently had created those files. We promptly reported this discovery to law enforcement authorities and the Card Brands, and we continue to cooperate with the Card Brands and the criminal investigations relating to the Processing System Intrusion.

On January 20, 2009, we publicly announced the Processing System Intrusion. The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by us during the transaction authorization process. Such data is not required to be encrypted while in transit under current payment card industry guidelines. We had received confirmation of our compliance with the Payment Card Initiative Data Security Standard (PCI-DSS) from a third-party assessor each year since the standard was announced, including most recently in April 2008. Card data that was affected by the Processing System Intrusion included card numbers, expiration dates, and certain other information from the magnetic stripe on the back of the payment card (including, for a small percentage of transactions, the cardholder’s name). However, the cardholder information that we process does not include addresses or Social Security numbers. Also, we believe that no unencrypted PIN data was captured. We believe the breach has been contained and did not extend beyond 2008. Our investigation of the Processing System Intrusion is ongoing.

To date, we have had several lawsuits filed against us and we expect additional lawsuits will be filed. These include lawsuits which assert claims against us by cardholders (including various putative class actions seeking in the aggregate to represent all cardholders in the United States whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion), and banks that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion (including various putative class actions seeking to represent all financial institutions that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion), seeking damages allegedly arising out of the Processing System Intrusion and other related relief. The actions generally assert various common-law claims such as claims for negligence and breach of contract, as well as, in some cases, statutory claims such as violation of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The putative cardholder class actions seek various forms of relief including damages, injunctive relief, multiple or punitive damages, attorney’s fees and costs. The putative financial institution class actions seek compensatory damages, including recovery of the cost of issuance of replacement cards and losses by reason of unauthorized transactions, as well as injunctive relief, attorney’s fees and costs. In addition, we have been advised by the SEC that it has commenced an informal inquiry and we have been advised by the United States Attorney for the District of New Jersey that it has commenced an investigation, in each case to determine whether there have been any violations of the federal securities laws in connection with our disclosure of the Processing Systems Intrusion and the alleged trading in our securities by certain of our employees, including certain executive officers. A putative class action has been commenced against us and certain of our executive officers alleging violations of the federal securities laws in connection with our disclosures relative to the Processing System Intrusion and our computer system security and the alleged trading in our securities by four of our officers. The plaintiff in the putative federal securities law class action seeks to represent all purchasers of our securities between August 5, 2008 and February 23, 2009 and seeks to recover losses such purchasers allegedly incurred by reason of their purchases, as well as related costs and expenses. We also have been contacted by the Federal Financial Institutions Examination Council and informed that it will be making inquiries into the Processing System Intrusion, and the Federal Trade Commission, by letter dated February 19, 2009, has requested that we provide information about our information security practices. Additionally, we have received written or telephonic inquiries relating to the Processing System Intrusion from a number of state Attorneys General’s offices, including a Civil Investigative Demand from the Louisiana Department of Justice Office of the Attorney General, the Canadian Privacy Commission, and other government officials. We are cooperating with the government officials in response to each of these inquiries and investigations. We expect that additional lawsuits may be filed against us relating to the Processing System Intrusion and that additional inquiries from governmental agencies may be received or investigations by government agencies may be commenced.

Although we intend to defend the lawsuits, investigations and inquiries described above vigorously, we cannot predict the outcome of such lawsuits, investigations and inquiries. Apart from damages claimed in such lawsuits and/or in other lawsuits relating to the Processing System Intrusion that may be filed, we may be subject to fines or other obligations as a result of the government inquiries and investigations described above and/or other governmental inquiries or investigations relating to the Processing System Intrusion, and the Card Brands are also expected to assert claims seeking to impose fines, penalties, and/or other assessments against us or our sponsor banks (who would seek indemnification from us pursuant to our agreements with them) based upon the Processing System Intrusion. In that regard, we have been advised by Visa Inc. that based on Visa’s investigation of the Processing System Intrusion, Visa believes we are in violation of the Visa operating regulations and that, based on that belief, Visa has removed us from Visa’ published list of PCI-DSS compliant service providers until such time as we are re-certified as PCI-DSS compliant and the assessor’s report attesting to such re-certification has been reviewed and approved by Visa, intends to seek to impose fines on our sponsor banks, which fines (if successfully imposed) our sponsor banks could in turn seek to recover from us, intends to place us in a “probationary status” during the two years following our re-certification as being PCI-DSS compliant, during which time our failure to comply with the probationary requirements set forth by Visa or with the Visa operating regulations may result in Visa seeking to impose further risk conditions on us, including but not limited to our disconnection from VisaNet or our disqualification from the Visa payment system, and intends to treat some or all of the Visa accounts that Visa considers to have been placed at risk of compromise in the Processing System Intrusion as being eligible for Visa’s “Account Data Compromise Recovery” and “Data Compromise Recovery Solution” processes, which processes could result in Visa’s seeking to recover from our sponsor banks (and our sponsor banks in turn seeking to recover from us) amounts in respect of fraud losses and operating expenses that Visa believes Visa issuers to have incurred by reason of the Processing System Intrusion.

While we have determined that the Processing System Intrusion has triggered a loss contingency, to date an unfavorable outcome is not believed by us to be probable on those claims that are pending or have been threatened against us, or that we consider to be probable of assertion against us, and we do not have sufficient information to reasonably estimate the loss we would incur in the event of an unfavorable outcome on any such claim. Therefore, in accordance with SFAS No. 5, “Accounting for Contingencies,” no reserve/liability has been recorded with respect to any such claims as of December 31, 2008. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such unfavorable outcome is reasonably estimable, we will record a reserve for the claim in question. If and when we record such a reserve, it could be material and could adversely impact our results of operations, financial condition and cash flow. Costs we incurred related to investigations and remedial actions performed in December 2008 were not significant. Amounts we expect to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion that will be performed after December 31, 2008 will be recognized as incurred. Such costs are expected to be material and could adversely impact our results of operations, financial condition and cash flow. It is also possible that the publicity surrounding the Processing System Intrusion and the efforts of our competitors to capitalize on the Processing System Intrusion could have a material adverse impact on our ability to obtain new merchant customers and retain existing merchant customers which, in turn, could have a material adverse impact on our results of operations and financial condition.

Although we have insurance that we believe may cover some of the costs and losses that we may incur in connection with the above-described pending and potential lawsuits, inquiries, investigations and claims, we cannot now confirm that such coverage will, in fact, be provided or the extent of such coverage, if it is provided.

It is also possible that the publicity surrounding the Processing System Intrusion and the efforts of our competitors to capitalize on the Processing System Intrusion could have a material adverse impact on our ability to obtain new merchant customers and retain existing merchant customers which, in turn, could have a material adverse impact on our results of operations and financial condition.

Payment Processing Industry Overview

The payment processing industry provides merchants with credit, debit, gift and loyalty card and other payment processing services, along with related information services. The industry continues to grow as a result of wider merchant acceptance, increased consumer use of bank cards and advances in payment processing and telecommunications technology. According to The Nilson Report, total expenditures for all card type transactions by U.S. consumers were $3.3 trillion in 2007, and are expected to grow to $4.8 trillion by 2012.

From 2002 to 2007, the compound annual growth rate of card payments was 7%, and this rate is expected to increase to 8% for 2008 to 2012. The proliferation of bank cards has made the acceptance of bank card payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. This use of bank cards, enhanced technology initiatives, efficiencies derived from economies of scale and the availability of more sophisticated products and services to all market segments has led to a highly competitive and specialized industry.

Segmentation of Merchant Service Providers

The payment processing industry is dominated by a small number of large, fully-integrated payment processors that sell directly to, and handle the processing needs of, the nation’s largest merchants. Large national merchants (i.e., those with multiple locations and high volumes of bank card transactions) typically demand and receive the full range of payment processing services at low per-transaction costs.

Payment processing services are generally sold to the SME merchant market segment through banks and Independent Sales Organizations that generally procure most of the payment processing services they offer from large payment processors. It is difficult, however, for banks and Independent Sales Organizations to customize payment processing services for the SME merchant on a cost-effective basis or to provide sophisticated value-added services. Accordingly, services to the SME merchant market segment historically have been characterized by basic payment processing without the availability of the more customized and sophisticated processing, information-based services or customer service that is offered to large merchants. The continued growth in bank card transactions is expected to cause SME merchants to increasingly value sophisticated payment processing and information services similar to those provided to large merchants.

The following table sets forth the typical range of services provided directly (in contrast to using outsourced providers) by fully integrated transaction processors, traditional Independent Sales Organizations and us.

(a)	HPS Exchange: 84% of our bank card merchants

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

Consolidation

The payment processing industry has undergone significant consolidation. The costs to convert from paper to electronic processing, merchant requirements for improved customer service, the risk of merchant fraud, and the demand for additional customer applications have made it difficult for community and regional banks to remain competitive in the merchant acquiring industry. Many of these providers are unwilling or unable to invest the capital required to meet these evolving demands, and have steadily exited the payment processing business or otherwise found partners to provide payment processing for their customers. Despite this consolidation, the industry remains fragmented with respect to the number of entities selling payment processing services, particularly to SME merchants.

Our Competitive Strengths

We believe our competitive strengths related to Bank Card Payment Processing include the following:

Large, Experienced, Efficient, Direct Sales Force

While many of our competitors rely on Independent Sales Organizations that often generate merchant accounts for multiple payment processing companies simultaneously, we market our services throughout the United States through our direct sales team of 1,725 Relationship Managers, Account Managers and sales managers who work exclusively for us. Our Relationship Managers have local merchant relationships and industry-specific knowledge that allow them to effectively compete for merchants. Our Relationship Managers are compensated solely on commissions, receiving signing bonuses and ongoing residual commissions for generating new merchant accounts. These commissions are based upon the gross margin we estimate that we will receive from their merchants, calculated by deducting interchange fees, dues, assessments and fees and all of our costs incurred in underwriting, processing, servicing and managing the risk of the account from gross processing revenue. Our Relationship Managers have considerable latitude in pricing a new account, but we believe that the shared economics motivate them to sign attractively priced contracts with merchants generating significant bank card processing volume. The residual commissions our Relationship Managers receive from their merchant accounts give them an incentive to maintain a continuing dialogue and servicing presence with their merchants; these relationships are also supported by our 293 Account Managers, who are focused on installing new merchants and responding to any ongoing servicing needs. We believe that our compensation structure is atypical in our industry and contributes to building profitable, long-term relationships with our merchants. Our sales compensation structure and marketing activities focus on recruiting and supporting our direct sales force, and we believe that the significant growth we have achieved in our merchant portfolio and bank card processing volume are directly attributable to these efforts.

Recurring and Predictable Revenue

We generate recurring revenue through our payment processing services. Our revenue is recurring in nature because we typically enter into three-year service contracts that require minimum volume commitments from our merchants to qualify for the agreed-upon pricing. Our recurring revenue grows as the number of transactions or dollar volume processed for a merchant increases or as our merchant count increases. In 2008, approximately 87% of our bank card processing volume came from merchants we installed in 2007 and earlier.

Internal Growth

While many of our competitors in the payment processing industry had relied on acquisitions to expand their operations and improve their profitability, from 2001 through 2007 we grew our business primarily through internal expansion by generating new merchant contracts submitted by our own direct sales force. Every merchant we processed during that time was originally underwritten by our staff, and we have substantial experience responding to their processing needs and the risks associated with them. We believe this both enhances our merchant retention and reduces our risks. We believe that internally generated merchant contracts generally are of a higher quality and generally are more predictable than contracts acquired from third parties, and the costs associated with such contracts are lower than the costs associated with contracts generally acquired from third parties.

While we continue to pursue internal growth, we were able to take advantage of acquisition opportunities in 2008 and expand into other markets that we previously did not have the technical capabilities to support. See “Pursue Strategic Acquisitions” and “Our Services and Products” later in this section for descriptions of these acquisitions.

Strong Position and Substantial Experience in Our Target Markets

As of December 31, 2008, we were providing payment processing services to approximately 168,850 active SMEs located across the United States. We believe our understanding of the needs of SMEs and the risks inherent in doing business with them, combined with our efficient direct sales force, provides us with a competitive advantage over larger service providers that access this market segment indirectly. We also believe that we have a competitive advantage over service providers of a similar or smaller size that may lack our extensive experience and resources and which do not benefit from the economies of scale that we have achieved.

Industry Expertise

Historically, we have focused our sales efforts on SME merchants who have certain key attributes and on industries in which we believe our direct sales model is most effective and the risks associated with bank card processing are relatively low. These attributes include owners who are typically on location, interact with customers in person, value a local sales and servicing presence and often consult with trade associations and other civic groups to help make purchasing decisions.

To further promote our products and services, we have entered into sponsoring arrangements with various trade associations, with an emphasis on state restaurant and hospitality groups. We believe that these sponsorships have enabled us to gain exposure and credibility within the restaurant industry and have provided us with opportunities to market our products to new merchants. In December 2008, the restaurant industry represented approximately 37.5% of our SME bank card processing volume and 52.1% of our SME transactions. In December 2007 and December 2006, the restaurant industry represented approximately 38.8% and 40.3% of our bank card processing volume and 53.3% and 54.8% of our transactions, respectively. We believe that the restaurant industry will remain an area of focus, though its growth will likely approximate the growth in the overall portfolio. Restaurants represent an attractive segment for us: according to a report by the National Restaurant Association, restaurant industry sales are expected to reach approximately $566 billion in 2009, which would represent a 2.5% increase over projected industry sales for 2008 and the eighteenth consecutive year of growth. The projected restaurant industry growth for 2009 is in spite of a challenging economy and this steady growth profile, combined with the industry’s low seasonality, makes restaurant merchant bank card processing volume very stable and predictable. In addition, the incidence of chargebacks is very low among restaurants, as the service typically is provided before the card is used. Our industry focus not only differentiates us from other payment processors, but also allows us to forge relationships with key trade associations that attract merchants to our business. Our industry focus also allows us to better understand a merchant’s needs and tailor our services accordingly.

Although we have historically focused significant sales and marketing efforts on the restaurant industry, our SME merchant base also includes a broad range of brick and mortar retailers, lodging establishments, automotive repair shops, convenience and liquor stores and professional service providers. See “— Our Merchant Base” for detail on December 2008 bank card processing volume by merchant category.

Our historical focus on SME merchants has diversified our merchant portfolio and we believe has reduced the risks associated with revenue concentration. In 2008, no single SME merchant represented more than 0.56% of our total bank card processing volume. In 2007 and 2006, no single merchant represented more than 0.44% and 0.26% of our total bank card processing volume, respectively.

Our May 2008 acquisition of Network Services has further diversified our total merchant portfolio adding a substantial base of large national merchants, primarily in the petroleum industry.

Merchant Focused Culture

We have built a corporate culture and established practices that we believe improve the quality of services and products we provide to our merchants. This culture spans from our sales force, which maintains a local market presence to provide rapid, personalized customer service, through our service center which is segmented into regionalized teams to optimize responsiveness, and to our technology organization, which has developed a customer management interface and information system that alerts our Relationship Managers to any problems a merchant has reported and provides them with detailed information on the merchants in their portfolio. Additionally, we believe that we are one of the few companies that discloses and adheres to our pricing policies to merchants. Visa and MasterCard alter their interchange and other fees once or twice per year; we believe that we are one of the few companies that does not use such adjustments to increase our own margins. We think this is the best approach to building long-term merchant relationships. During 2006, we developed and endorsed The Merchant Bill of Rights, an advocacy initiative that details ten principles we believe should characterize all merchants’ processing relationships. The Merchant Bill of Rights allows our sales team to differentiate our approach to bank card processing from alternative approaches, and we believe that a focus on these principles by our merchants will enhance our merchant relationships. We believe that our culture and practices allow us to maintain strong merchant relationships and differentiate ourselves from our competitors in obtaining new merchants.

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

In 2001, we began providing authorization and data capture services to our merchants through our internally-developed front-end processing system, HPS Exchange. This system incorporates real time reporting tools through, and interactive point-of-sale database maintenance via, the Internet. These tools enable merchants, and our employees, to change the messages on credit card receipts and to view sale and return transactions entered into the point-of-sale device with a few second delay on any computer linked to the Internet. During the years ended December 31, 2008, 2007 and 2006, approximately 83%, 75% and 64%, respectively, of our SME transactions were processed through HPS Exchange.

In 2005, we began providing clearing, settlement and merchant accounting services through our own internally developed back-end processing system, Passport. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. We completed converting substantially all of our SME bank card merchants to Passport during the second quarter of 2006. At December 31, 2008 and 2007, approximately 98% of total SME bank card merchants were processing on Passport. At December 31, 2008 and 2007, our internally developed systems have been providing substantially all aspects of a merchant’s processing needs for most of our SME merchants.

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

Comprehensive Underwriting and Risk Management System

Through our experience in assessing risks associated with providing payment processing services to small- and medium-size merchants, we have developed procedures and systems that provide risk management and fraud prevention solutions designed to minimize losses. Our underwriting processes help us to evaluate merchant applications and balance the risks of accepting a merchant against the benefit of the bank card processing volume we anticipate the merchant will generate. We believe our systems and procedures enable us to identify potentially fraudulent activity and other questionable business practices quickly, thereby minimizing both our losses and those of our merchants. As evidence of our ability to manage these risks, we experienced losses of no more than 0.88 basis points of SME bank card processing volume for each of the years ended December 31, 2008, 2007 and 2006, which we believe is significantly lower than industry norms. The risks discussed in this paragraph are not the types of fraudulent card activity that has apparently resulted from the Processing System Intrusion.

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

Our Strategy

Our current growth strategy is to increase our market share as a provider of payment processing services to merchants in the United States and Canada. We believe that the increasing use of bank cards, combined with our sales and marketing approaches, will continue to present us with significant growth opportunities. Additionally, we intend to continue growing our payroll processing business, and enhance our other products such as Electronic Check Processing, Micro Payments and Campus Solutions. Key elements of our strategy include:

Expand Our Direct Sales Force

Unlike many of our competitors who rely on Independent Sales Organizations or salaried salespeople and telemarketers, we have built a direct, commission-only sales force. We have grown our sales force from 952 Relationship Managers as of December 31, 2006, to 1,117 and 1,166 Relationship Managers as of December 31, 2007 and 2008, respectively. We anticipate continued growth in our sales force in the next few years in order to increase our share of our target markets, and have targeted achieving a level of 2,000 Relationship Managers within the next three to four years. Our sales model divides the United States into four primary markets overseen by Executive Directors of Sales, and further into 17 primary geographic regions overseen by Regional Directors. The Regional Directors are primarily responsible for hiring Relationship Managers and increasing the number of installed merchants in their territory. Our Regional Directors’ compensation is directly tied to the compensation of the Relationship Managers in their territory, providing a significant incentive for them to grow the number and productivity of Relationship Managers in their territory.

Further Penetrate Existing Target Markets and Enter Into New Markets

We believe that we have an opportunity to grow our business by further penetrating the SME market through our direct sales force and alliances with local trade organizations, banks and value-added resellers. During 2007, according to The Nilson Report, we processed approximately 2.4% of the dollar volume of all Visa and MasterCard transactions in the United States, up from approximately 2.3% in 2006, 2.2% in 2005, 1.8% in 2004 and 1.4% in 2003. In December 2008, the restaurant industry represented approximately 37.5% of our bank card processing volume and 52.1% of our transactions. Our bank card merchant base also includes a wide range of merchants, including brick and mortar retailers, lodging establishments, automotive repair shops, convenience and liquor stores and professional service providers. We believe that our sales model, combined with our community-based strategy that involves our Relationship Managers building relationships with various trade groups and other associations in their territory, will enable our Relationship Managers to continuously add new merchants. We intend to further expand our bank card processing sales efforts into new target markets with relatively low risk characteristics, including markets that have not traditionally accepted electronic payment methods. These markets include governments, schools and the business-to-business market. In addition, the scale economies we have achieved by converting to our own platforms now allows us to profitably compete for the business of larger merchants, and we are now targeting merchants with annual processing volumes of up to $1 billion, compared to our prior maximum of $50-$100 million in processing volume.

Expand Our Services and Product Offerings

In recent years, we have focused on offering a broad set of payment-related products to our customers. In addition to payroll processing services (see “— Our Services and Products — Payroll Services” for a description of these services), our current product offerings include check processing services that allow merchants to computerize paper checks, and prepaid, gift and loyalty card product solutions. In 2006, we added electronic check services (see “— Our Services and Products — Electronic Check Processing Services” for a description of these services) and micropayment systems (see “— Our Services and Products — Micropayment Systems” for a description of these services) to our products. In 2007, we added Campus Solutions (see “— Our Services and Products — Campus Solutions” for a description of these services) to our products. In 2008, we added Collective Point of Sale Solutions Ltd., Network Services and Chockstone, Inc. (see “— Our Services and Products — Large National Merchant Bank Card processing, Collective Point of Sale Solutions Ltd., and Chockstone” for more information).

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

Leverage Our Technology

We intend to continue to leverage our technology to increase our operating efficiencies and provide real-time processing and account data to our merchants, Relationship Managers, Account Managers and customer service staff. Since our inception, we have been developing Internet-based systems to improve and streamline our information systems, including detailed customer-use reporting, management reporting, enrollment, customer service, sales management and risk management reporting tools. We are seeking to develop a significant initiative that will allow merchants to integrate their payment processing data into any of the major small business accounting software packages. We have also made significant investments in our payment processing capabilities, which we believe will allow us to offer a differentiated payment processing product that is faster and less expensive than many competing products.

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

As discussed in “— Sales,” we have built a group of Account Managers who are teamed with Relationship Managers and handle field servicing responsibilities. We have developed a customer management interface that alerts our Relationship Managers and Account Managers to any problems an SME merchant has reported and provides them with detailed information on the merchants in their portfolio. In addition, we believe that the development of a more flexible back-end processing capability, such as Passport provides, will allow us to tailor our services to the needs of our sales force and merchants, which we believe will further enhance merchant retention. Passport will also allow us to enhance the information available to our merchants, and to offer new services to them.

Pursue Strategic Acquisitions

Although we intend to continue to pursue growth through the efforts of our direct sales force, we may also expand our merchant base or gain access to other target markets by acquiring complementary businesses, products or technologies, including other providers of payment processing. Our 2006 acquisition of Debitek, Inc. and 2007 acquisition of General Meters Corp, are examples of expanding by acquiring complementary businesses. In 2008, we acquired Collective Point of Sale Solutions Ltd., a Canadian provider of payment processing services and secure point-of-sale solutions that provided us with an entrance into the Canadian credit and debit card processing market. We are now able to service merchants that have locations in both the United States and Canada. In 2008, we also acquired the Network Services unit of Alliance Data Systems that handles a wide range of payment transactions for its predominantly petroleum customer base. Our latest acquisition of Chockstone in 2008 provided for expansion into the loyalty marketing and gift card solutions market.

Our Services and Products

SME Merchant Bank Card Payment Processing

We derive the majority of our SME processing revenues from fee income relating to Visa and MasterCard payment processing, which is primarily comprised of a percentage of the dollar amount of each transaction we process, as well as a flat fee per transaction. The percentage we charge is typically a fixed margin over interchange, which is the percentage set by Visa and MasterCard depending on the type of card used and the way the transaction is handled by the merchant. On average, the gross revenue we generate from processing a Visa or MasterCard transaction equals approximately $2.47 for every $100 we process. We also receive fees from American Express, Discover, and JCB for facilitating their transactions with our SME merchants. The terms of our new American Express agreement have a compensation model which provides us percentage-based residual on the American Express volume we process, plus fees for every transaction we process. Under our new agreement with Discover, which is expected to be implemented in the second quarter of 2009, our revenue model will be similar to Visa and MasterCard.

We receive revenues as compensation for providing bank card payment processing services to merchants, including merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant support and chargeback resolution. In 2005, we began providing clearing, settlement and accounting services through Passport, our own internally developed back-end processing system. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At December 31, 2008 and 2007, approximately 98% of our SME bank card merchants were processing on Passport. In addition, we sell and rent point-of-sale devices and supplies and provide additional services to our merchants, such as gift and loyalty programs, paper check authorization and chargeback processing. These payment-related services and products are described in more detail below:

Merchant Set-up and Training – After we establish a contract with a merchant, we create the software configuration that is downloaded to the merchant’s existing, newly purchased or rented point-of-sale terminal, cash register or computer. This configuration includes the merchant identification number, which allows the merchant to accept Visa and MasterCard as well as any other cards, such as American Express, Discover and JCB, provided for in the contract. The configuration might also accommodate check verification, gift and loyalty programs and allow the terminal or computer to communicate with a pin-pad or other device. Once the download has been completed by the Relationship Manager or Account Manager, we conduct a training session on use of the system. We also offer our merchants flexible low-cost financing options for point-of-sale terminals, including installment sale and monthly rental programs.

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

We introduced HPS Exchange, our internally developed front-end processing system, in August 2001. During the years ended December 31, 2008, 2007 and 2006, approximately 83%, 75% and 64%, respectively, of our SME transactions were processed through HPS Exchange. The remainder of our front-end processing is outsourced to third-party processors, primarily TSYS Acquiring Solutions, but also including First Data Corporation, Chase Paymentech Solutions and Global Payments Inc. Although we will continue to install new SME merchants on TSYS’ and other third-party processors’ systems, we anticipate that the percentage of SME transactions that are outsourced to third-party processors will decline as we install a high percentage of new merchants on HPS Exchange, and convert merchants on third party systems to HPS Exchange.

Clearing and Settlement – Clearing and settlement processes, along with Merchant Accounting, represent the “back-end” of a transaction. Once a transaction has been “batched out” for payment, the payment processor transfers the merchant data to Visa or MasterCard who then collect funds from the card issuing banks. This is typically referred to as “clearing.” After a transaction has been cleared, the transaction is “settled” by Visa or MasterCard by payment of funds to the payment processor’s sponsor bank the next day. The payment processor creates an electronic payment file in ACH format for that day’s cleared activity and sends the ACH file to its sponsor bank. The ACH payments system generates a credit to the merchants’ bank accounts for the value of the file. The merchant thereby receives payment for the value of the purchased goods or services, generally two business days after the sale. Under the terms of the new Agreement with American Express and Discover, the process will be substantially similar to the Visa and MasterCard process, and the merchant will receive one deposit for all cards accepted, in contrast to the existing arrangement, where an acceptor of Visa and MasterCard, American Express and Discover will receive three deposits.

Passport, our internally developed back-end system, enables us to customize these services to the needs of our merchants and Relationship Managers. For example, Passport enables us to provide Next Day Funding to our SME merchants who have banking relationships with certain banks. In January 2007 we commenced Next Day Funding for merchants who maintain a deposit relationship with TD BankNorth (acquired Commerce Bank, N.A.), in July 2007 we commenced Next Day Funding for merchants who maintain a deposit relationship with Bremer Bank, in December 2007 we commenced Next Day Funding for merchants who maintain a deposit relationship with Heartland Bank (an unrelated third party), in September 2008, we commenced Next Day Funding for merchants who maintain a deposit relationship with Central Pacific Bank, and in December 2008, we commenced Next Day Funding for merchants who maintain a deposit relationship with Gateway Bank. Under Next Day Funding, these merchants are paid for their transactions one day earlier than possible when we were processing on a third party back-end platform.

Merchant Accounting – Utilizing Passport, we organize our SME merchants’ transaction data into various files for merchant accounting and billing purposes. We send our SME merchants detailed monthly statements itemizing daily deposits and fees, and summarizing activity by bank card type. These detailed statements allow our SME merchants to monitor sales performance, control expenses, disseminate information and track profitability. We also provide information related to exception item processing and various other items of information, such as volume, discounts, chargebacks, interchange qualification levels and funds held for reserves to help them track their account activity. SME merchants may access this archived information through our customer service representatives or online through our internet-based customer service reporting system.

Merchant Support Services – We provide merchants with ongoing service and support for their processing needs. Customer service and support includes answering billing questions, responding to requests for supplies, resolving failed payment transactions, troubleshooting and repair of equipment, educating merchants on Visa and MasterCard compliance and assisting merchants with pricing changes and purchases of additional products and services. We maintain a toll-free help-line 24 hours a day, seven days a week, which is staffed by our customer service representatives and during 2008 answered an average of approximately 110,000 customer calls per month. The information access and retrieval capabilities of our intranet-based systems provide our customer service representatives prompt access to merchant account information and call history. This data allows them to quickly respond to inquiries relating to fees, charges and funding of accounts, as well as technical issues.

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

Large National Merchant Bank Card Payment Processing

In May 2008, we acquired Network Services from Alliance Data Systems Corporation. Network Services is a provider of payment processing solutions, serving large national merchants in a variety of industries such as petroleum, convenience store, parking and retail. Services include payment processing, prepaid services, POS terminal, helpdesk services and merchant bank card services. This acquisition provides us with a substantial portfolio of merchants in the petroleum industry segment. In addition to Visa and MasterCard transactions, Network Services handles a wide range of payment transactions for its predominantly petroleum customer base. Network Services continues to process authorizations of large national merchants transactions through Alliance Data Systems Corporation and processes settlement of large national merchant transactions through Fifth Third Bank.

Our bank card processing revenue from large national merchants is recurring in nature. In contrast to SME merchants, our processing revenues from large national merchants generally consist of a flat fee per transaction and thus are primarily driven by the number of transactions we process (whether settled, or only authorized), not processing volume.

Authorization and Draft Capture – Network Services provides electronic payment authorization and draft capture for all major bank cards, client private label cards and fleet cards. Authorization generally involves approving a cardholder’s purchase at the point of sale after verifying that the card is not lost or stolen and that the purchase amount is within the cardholder’s credit or account limit. The electronic authorization process for a card transaction begins when the merchant “swipes” the card through its point-of-sale terminal and enters the dollar amount of the purchase. Network Services offers two front-end processing hosts, VAPS and NWS. After capturing the data, the point-of-sale terminal transmits the authorization request through the VAPS or NWS hosts or the third-party processor to the card-issuing entity for authorization. The transaction is approved or declined by the card-issuing entity and the response is transmitted back through the VAPS/NWS host or the third-party processor to the merchant. At the end of each day, and, in certain cases, more frequently, the merchant will “batch out” a group of authorized transactions, transmitting them through us to Visa and MasterCard for payment.

VAPS and NWS provide distinct functionality and processing options for our large corporate customers. These hosts provide efficient transaction payment processing and real-time authorizations using fully redundant routing paths. Our merchants can rely on quick response times and high availability. We maintain two redundant data centers for our large national merchant transaction processing. If one site fails, the other site is capable of supporting 100% of the workload so this assures uninterrupted transaction processing. Each data center maintains direct connections to Visa, MasterCard, Discover, Fiserv and American Express. The Fiserv connection is our gateway for debit and EBT processing.

Clearing and Settlement – Clearing and settlement processes represent the “back-end” of a transaction. Once a transaction has been “batched out” for payment, we transfer the completed transaction detail file to Fifth Third Bank, which is our outsourced processor for clearing and settlement. During the “clearing” process, the transaction detail is split out and sent to Visa or MasterCard who then collect funds from the card issuing banks. After a transaction has been cleared, the transaction is “settled” by Visa or MasterCard by payment of funds to our sponsor bank, Sun Trust, the next day. HPS then creates an electronic payment file in ACH format for that day’s cleared activity and sends the ACH file to its sponsor bank. The ACH payments system generates a credit to the merchants’ bank accounts for the value of the file.

We provide deposit information to our large national merchants each day via our Internet-based settlement reporting system. Deposits are broken out by card type and show gross sales, less chargebacks, interchange, and miscellaneous adjustments.

Merchant Boarding – The Merchant Support area supports new site setup requests, changes to existing locations, and any deletions. In addition, we provide large national merchants with a web-based system, Prometheus, that allows merchants to manage their sites’ data in the mainframe database after their initial setup has been completed. The benefits of Prometheus include reducing complexity, decreasing delay in boarding, allowing merchants to control their data entry, and minimizing the learning curve and data entry. The only requirements are Windows and a user ID. Boarding merchants using Prometheus access allows direct connect into Prometheus through a TCP/IP connection.

Merchant Reporting – We provide three types of reporting options to large national merchants.

•

Data Warehouse – Merchants interested in flexible reporting alternatives have been satisfied with our Data Warehouse. A data warehouse is an architecture that consists of various technologies, which include relational and multi-dimensional databases, file servers, extraction and transformation programs, user query and reporting tools, and more. Other than a suitable web browser, no additional software is required to access Data Warehouse. Users can access Data Warehouse from any location anywhere and at any time from any PC that has access to the Internet.

•

Doc Web – Provides multiple reports with multiple filtering options. There is no investment in new hardware or software required to view reports—only a Web browser that supports HTML. Availability for filtered reports for quick adaptation to changing market conditions is available to merchants 24 hours a day, seven days a week.

•	Direct Settlement Reporting – Direct is a java based application that links the merchant directly with the settlement processing systems for viewing transaction and chargeback data.

Help Desk Services – The Help Desk manages merchant trouble ticket initiation, escalation and resolution. The Help Desk also provides vendor and technician support, password resets, completes supply orders, and special projects.

Our Help Desk’s operating philosophy focuses on providing the highest level of quality support to our customers. To provide this high level of support, we train our Help Desk agents to focus on resolving the caller’s issue or concern during the first call. As a result, our agents are not limited by restrictive and unproductive talk time limits so that they can focus on delivering a working solution to the caller. Our merchant Help Desk is open 24 hours a day, seven days a week with full Help Desk support.

The Help Desk provides three possible levels of support on all point-of-sale (POS) solutions that are certified to process on our network:

•

1st level support includes full support of all of the POS functions, downloading of the POS, and replacement of the POS (when applicable), as well as all of the support functions provided at 2nd and 3rd level.

•

2nd level support includes full support of the communication between the POS and the HPS network and minor support of the POS functions, mostly limited to those functions related to communication or network identification, as well as any support provided at 3rd level.

•	3rd level support includes research and analysis of data being sent by the POS to the HPS network.

Chargeback Services – Visa, MasterCard and Discover chargebacks for large national merchants are sent to Fifth Third Bank as part of the daily interchange confirmation files from the card networks. Fifth Third provides a number of reports that help the merchant manage chargebacks. All merchants utilizing settlement services have access to these reports. Fifth Third Bank processes chargebacks in compliance with card network rules, determines the validity of the chargeback, and to the extent possible, resolves the chargeback without involving the merchant. Merchants are notified of chargebacks and requested to submit any information regarding the transaction within 15 days to Fifth Third Bank to facilitate resolution of the chargeback. During this time, the merchant is not debited for a chargeback. If Fifth Third Bank does not receive the required information within the timeframe allowed, the merchant will be debited for the chargeback.

Collective Point of Sale Solutions Ltd.

In March 2008, we acquired a majority interest in Collective Point of Sale Solutions Ltd. (“CPOS”), a Canadian provider of bank card payment processing services and secure point-of-sale solutions. This acquisition provides us with an entrance into the Canadian credit and debit bank card processing market. We are now able to service merchants that have locations in both the United States and Canada. CPOS employs call center and field sales personnel to sign new processing relationships.

Payroll Processing Services

Through our wholly-owned subsidiary, Heartland Payroll Company, we operate a full-service nationwide payroll processing service. Our payroll services include check printing, direct deposit, related federal, state and local tax deposits and providing accounting documentation. In addition, we offer a “PayAdvantage” card, which provides employees the opportunity to have all, or a portion, of their payroll deposited to a Visa debit card account. In order to improve operating efficiencies and ease-of-use for our customers and to decrease our own processing costs, we offer electronic and paperless payroll processing that allows an employer to submit its periodic payroll information to us via the Internet or through a personal computer-based, direct-connect option. If a customer chooses either of these online options, all reports and interactions between the employer and us can be managed electronically, eliminating the need for cumbersome paperwork. Approximately 50% of our payroll customers currently submit their information electronically. However, if a customer chooses not to submit their payroll data online, they may submit such information via phone or facsimile. Regardless of input method, clients can choose to have Heartland print and ship their payroll package or to receive this information electronically. As of December 31, 2008, 2007 and 2006, we provided payroll processing services to 7,738, 6,209 and 4,216 customers, respectively.

Electronic Check Processing Services

We offer electronic check processing services, which we refer to as Express Funds, to merchants. Express Funds allows our merchants to quickly and easily scan all of their checks at their place of business, using a scanner sold or rented by us, to capture the image of the front and back of the check, store those images, and transmit the image to us for clearing through banking channels. Our merchants do not have to change their local banking arrangements. We clear checks on their behalf, and deposit collected funds at their own bank as soon as the next banking day. Express Funds also performs security checks and ensures that the image file is balanced before it is sent to us. Merchants often benefit from checks clearing faster and receiving a return notification earlier. The merchant no longer has to manually prepare a deposit slip, photocopy checks, balance all deposits by store, lane, and cashier, or go to the bank to make the deposit. We also offer a late deposit deadline and comprehensive reporting on the status of all checks and deposits. We are currently enhancing this product to automatically post check activity to the merchant’s small business accounting software, which we believe would represent significant improvement in work simplification, particularly for merchants with multiple deposits.

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

Campus Solutions

We initiated our campus solutions product in 2007. Our campus solutions product establishes an open network payments solution for a campus to efficiently process electronic transactions. In addition to providing processing and tracking of electronic payments transactions, personal identification and door access (including security), and data accumulation, our campus solutions are combined with our Give Something Back Network to offer convenient financial services to the students, faculty, staff and community merchants of an educational institution. The Give Something Back Network provides an Internet and phone accessible debit account to store funds. Our campus solution product uses improved technology to replace traditional plastic identification cards with a Give Something Back Network OneCard and a contactless cell phone tag. These cards and tags can be used to access meal plans, enter buildings, and make cashless payments at campus stores, vending machines, laundry machines, copiers, and at participating merchants in the community. We also manufacture some of the equipment used in our campus solutions products.

In October 2007, we acquired the assets, business and campus customers of General Meters Corporation, a provider of multi-purpose card systems for college and university campuses. This acquisition provides us with a ready customer base of colleges and universities for our campus solutions product, as well as some of the software and systems required for a complete campus solutions product line.

Chockstone, Inc.

In November 2008, we acquired Chockstone, Inc., a provider of gift card programs and loyalty solutions with the necessary software needed to service the business. Our acquisition of this premier niche provider expands our ability to equip businesses nationwide with enhanced gift card and loyalty programs. Chockstone delivers its processing services to merchant locations through real-time communications with the merchant point-of-sale, enabling us to leverage existing installations across our merchant base. Chockstone historically focused on larger, national brands, including Subway® Restaurants and Ticketmaster Entertainment Inc.

Sales

We sell and market our products and services to our SME merchants exclusively through our sales force. As of December 31, 2008, we employed 1,725 Relationship Managers, Account Managers and sales managers in 50 states plus the District of Columbia. We have implemented a geographic sales model that divides the United States into four primary markets overseen by Executive Directors of Sales subdivided into seventeen regions overseen by Regional Directors, who are primarily responsible for hiring Relationship Managers and increasing the number of installed merchants in their territory. Regional Directors may manage their territories through Division Managers and Territory Managers. Division Managers do not sell our products and services. Instead, their sole responsibility is to hire, train and manage Relationship Managers in their territory. In contrast, Territory Managers are Relationship Managers who are also responsible for hiring and training a small number of Relationship Managers in their territory. Our Relationship Managers employ a community-based strategy that involves cold calling, obtaining referrals from existing merchants and building relationships with various trade groups, banks and value-added resellers to create sales opportunities.

The following graphic sets forth the number of Relationship Managers, Account Managers, sales managers and other sales persons we employed by state as of December 31, 2008. Additionally, CPOS employs nine salespersons in Canada.

Our compensation structure is designed to motivate our Relationship Managers to establish profitable long-term relationships with low-risk merchants and create a predictable and recurring revenue stream. Compensation for Relationship Managers is entirely commission-based, as a percentage of the financial value of new merchant accounts installed, which are measured in terms of the gross margin we estimate we will receive from the merchant accounts installed, calculated by deducting interchange fees, dues, assessments and fees and all of our costs incurred in underwriting, processing and servicing an account from gross processing revenues. Relationship Managers are permitted to price accounts as they deem appropriate, subject to minimum and maximum gross margin guidelines. The expected volume, pricing and other relevant details are entered into an online margin calculator, which calculates the estimated annual gross margin on the account.

We pay our Relationship Managers, Territory Managers, Division Managers, and Regional Directors a percentage of the gross margin we derive from the payments we process for the SME merchant accounts they generate and service. Typically, when a new merchant account is signed at an acceptable estimated gross margin level, the Relationship Manager will be paid a signing bonus equal to 50% of the first 12 months’ estimated gross margin. The Relationship Manager will also receive 15% of the gross margin generated from the merchant each month as residual commissions for as long as the merchant remains our customer, and in situations where there is no Account Manager assigned to the merchant account, 5% of gross margin is paid for the Relationship Manager’s continued servicing of the account. In addition, the Division Manager will receive an amount equal to 25% of the amount paid to the Relationship Manager, and the Regional Director will receive an amount equal to 25% of the amount paid to the Division Manager. For example, if a merchant account has $1,000 of estimated annual gross margin for the first twelve months and estimated monthly gross margin of $83.33, our sales force would be compensated as follows:

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

In 2007, we established the Executive Director of Sales position to provide additional infrastructure and senior sales management support. We have four specific Executive Director territories in the United States (South East, North East, South West/Central, and West Coast / Pacific Northwest). The Executive Directors have responsibility for executing our sales strategies, and recruiting and training new sales professionals in their respective territories. We compensate our Executive Directors on a commission-only basis. Commission levels are based on the year-over-year growth rates achieved in terms of installed gross margin.

Since late 2004, we have built a group of Account Managers who are teamed with one or more Relationship Managers to handle the new merchant installation requirements, as well as other servicing responsibilities, for those Relationship Managers. The majority of the Account Manager’s compensation represents a shift of the 5% servicing portion associated with the merchants he or she is servicing and is paid to the Account Manager. We believe that the creation of the Account Manager role allows the Relationship Managers to leverage his or her sales efforts, while allowing us to offer merchants two local relationship contacts including an Account Manager who is more attuned to the merchants’ service needs. At December 31, 2008 and 2007, we had 293 and 240 Account Managers, respectively.

In late 2008, we established a small team of sales professionals to directly solicit mid-market and large national accounts. At the end of 2008, this team consisted of one Senior Director of National Accounts and three national account sales representatives. The national account sales representatives include two individuals who previously held Relationship Manager positions and one individual from Network Services. The former Relationship Managers are on a commission plan that includes Signing Bonus compensation and relationship management compensation. Signing Bonuses are determined after calculating the cost and internal support requirements to support each large national account’s custom needs, which is then deducted from the traditional gross margin calculations before commissions are paid. The individual from Network Services maintained the salary and bonus compensation structure that was in place at the time of the Network Services acquisition for the balance of 2008, but will convert to the commission plan that includes Signing Bonus compensation and relationship management compensation.

In addition to our commission-based compensation structure, we use various sales contests to reward strong sales performance. Sales compensation in connection with these contests includes stock options, trips and incentive points. In 2007, we implemented a points based incentive program. Under this program, we award our salespersons and sales managers specific point values for achieving exemplary year-over-year sales growth in installed gross margin and for achieving targets for multi-product sales. These points are redeemable for custom rewards, such as travel, personal goods, and business tools. We also award stock options to our sales persons and sales managers who achieve significant, targeted growth in the realized gross margin in their territory. During the years ended December 31, 2008, 2007 and 2006, our Board of Directors authorized and issued options to purchase an aggregate of 60,424, 49,233 and 112,878 shares of our common stock, respectively, to some of our sales persons and sales managers as part of these contests. Options granted in connection with these contests in 2008 represented 2.2% of the total options awarded, in 2007 represented 15.6% of the total options awarded, and in 2006 represented 53.1% of the options awarded.

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

We have focused significantly on the hospitality industry and, in particular, independent restaurants. The number of independent restaurants to which we provide our products and services were 48,600 as of December 31, 2008 and 46,700 as of December 31, 2007. In December 2008, the restaurant industry represented approximately 37.5% of our SME bank card processing volume and 52.1% of our SME transactions. In December 2007 and December 2006, the restaurant industry represented approximately 38.8% and 40.3% of our bank card processing volume and 53.3% and 54.8% of our transactions, respectively. In addition to restaurants, our merchant base includes brick and mortar retailers, lodging establishments, automotive repair shops, convenience and liquor stores, and professional service providers.

We have historically had success in marketing our products and services through relationships with key trade associations, agent banks and value-added resellers.

Trade Associations

As of December 31, 2008, we had preferred partner agreements with 150 trade associations, the majority of which are in the hospitality industry. Of these partnerships, 34 are state restaurant associations and another 37 are state lodging associations. Our agreements with trade associations typically include our commitment to be a member of the association, a sponsor of the association’s events and an advertiser in the association’s publications. In exchange for an association’s recommendation of our products and services to their members, upon the installation of a new merchant that is a member of the association we pay to the trade association a portion of the signing bonus or residual payments that otherwise would be paid to the Relationship Manager responsible for that merchant. In 2008, several associations have migrated from that revenue sharing model to a business development model, under which we act as a distributor for our association partner by selling their association memberships to our prospective merchants.

Agent Banks

Many community banks find it difficult to provide their merchant servicing personnel with the training and support they need to serve their customer base, and to assume transaction risk. As a result, some of these banks enter into arrangements with payment processors to service their merchant portfolios. As of December 31, 2008, we currently provided these services to over 311 community banks in the United States. In exchange for a bank’s endorsement of our products and services, upon the installation of a new merchant referred by the bank we typically pay the bank a portion of the signing bonus or residual payment that otherwise would be paid to the Relationship Manager responsible for that merchant.

Additionally, we have entered into arrangements with Heartland Bank (St. Louis, MO), Bremer Bank (St. Paul, MN), Central Pacific Bank (Honolulu, HI) and Gateway Bank (Chapel Hill, NC) providing for the conversion, in some cases, of their existing merchant processing customers onto our processing systems. In each case, these relationships are cross-referral, so that we and the banks benefit from these arrangements by gaining access to new customers. The banks retain existing deposit relationships and add new deposit relationships as new merchants are signed up. Merchants who maintain deposit relationships with these banks gain Next Day Funding for their bank card transaction processing. Under Next Day Funding, these merchants are paid for their transactions one day earlier than is typically available.

Value-Added Resellers and Third-Party Software Providers

In order to further market our products and services, we enter into arrangements with value-added resellers and third-party software developers. Value-added resellers typically sell complementary products and services such as hardware and software applications and point-of-sale hardware, software and communication network services to merchants in markets similar to ours. Our agreements with value-added resellers provide that, in exchange for their endorsement of our products and services and upon the installation of a new merchant referred by them we will pay the value-added reseller a portion of the signing bonus and residual payment that otherwise would be paid to the Relationship Manager responsible for that merchant. As we continue to expand our product offerings, we intend to introduce capabilities that will allow our systems to be compatible with those of our value-added resellers and other third-party software developers, enabling them to embed our payment modules within their systems. As of December 31, 2008, we had arrangements with over 1,400 value-added resellers and referral services providers, including agreements with many third-party developers in the hospitality industry. From time to time, we have also entered into direct alliances with original equipment manufacturers and vendors.

In 2008, in addition to the above-focused marketing efforts, we continued to enhance the visibility of The Merchant Bill of Rights, an advocacy initiative that educates business owners about the complexities and costs of card acceptance. In launching and endorsing The Merchant Bill of Rights in 2006, we committed to supporting full disclosure regarding pricing and the existence of any transaction middlemen, and for provision of dedicated customer support and high levels of security and fraud monitoring. This initiative has been very well received in the merchant community, and many organizations have endorsed its principles. We believe we are uniquely positioned to commit to such high customer service standards, and that our focus on this approach will continue fostering success at establishing a payment processing brand that is not easily duplicated by competitors using indirect sales models, or who do not match our focus.

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

Sponsor Banks

Our primary sponsor bank for SME merchant processing is KeyBank, National Association, referred to as “KeyBank” in this document. We currently have an agreement with KeyBank to sponsor us for membership in the Visa and MasterCard networks. Under this agreement, KeyBank settles bank card transactions for our SME merchants, and also funds our merchants the portion of our daily interchange expenses that we do not fund from our own cash. Either KeyBank or we can terminate the agreement if the other party materially breaches the agreement, including non-payment of fees due for processing our monthly settlement of transactions. The agreement may also be terminated if the other party enters bankruptcy or files for bankruptcy, if either party is required to discontinue performing its services under the agreement based upon a final order of a state or federal court or regulatory body or if there is a change in the majority ownership of the other party. KeyBank may terminate the agreement with us if we breach the by-laws and regulations of Visa or MasterCard, if either our registration or KeyBank’s membership with Visa or MasterCard terminates, if any federal or state regulatory authority requests that the agreement be terminated or that KeyBank terminate its services or if applicable laws or regulations change to prevent KeyBank from performing its services under the agreement. Upon termination of the agreement for any reason, we will have 180 days to convert to another sponsor bank. Although we expect that we would be able to secure a new sponsor bank, the cost of entering into a new sponsorship agreement may be different than under our current agreement with KeyBank. The agreement, which we entered into with KeyBank on April 1, 1999, expires in March 2012. As a result of the Processing System Intrusion, Visa and/or MasterCard may determine that we have failed to comply with their operating regulations. If such a determination is made, it may provide KeyBank with a basis to terminate its agreement with us. If our agreement is terminated for this reason, it could be difficult for us to find another sponsor bank. Visa has advised us that based on Visa’s investigation of the Processing System Intrusion, Visa believes we are in violation of the Visa operating regulations.

In 2007, we entered into a second sponsor bank agreement, this one with Heartland Bank, which is based in Saint Louis, Missouri. Heartland Bank is not related to, or associated with Heartland Payment Systems. Our agreement with Heartland Bank involves substantially the same terms as apply with KeyBank and it expires in September 2010.

In 2008, the acquisition of Network Services resulted in the addition of World Financial Network National Bank (“WFNNB”) as the sponsor bank for Network Services’ large national merchant processing. In August 2008, we entered into a sponsorship agreement with SunTrust Bank. In February 2009, we transferred the required BINs and ICAs from WFNNB to SunTrust Bank to replace World Financial Network National Bank as our sponsor bank for Network Services’ large national merchant processing. Our agreement with SunTrust Bank expires in June 2012.

We may enter into additional sponsor bank relationships in the future.

Third-Party Processors

We have agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. These third-party processors include Fifth Third Bank, Alliance Data Systems Corporation, TSYS, First Data Corporation, Chase Paymentech Solutions and Global Payments, Inc. Our agreements with third-party processors require us to submit a minimum monthly number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay them the fees that they would have received if we had submitted the required minimum number or volume of transactions. The majority of our agreements with third-party processors may be terminated by the third-party processors if we materially breach certain sections of the agreements, including our failure to pay fees due, and we do not cure the breach within 30 days, if our registration with Visa or MasterCard terminates, or if we enter bankruptcy or file for bankruptcy.

Our Merchant Base

Our merchant customers primarily fall into two categories; our core small and mid-sized merchants (referred to as Small and Midsized Enterprises, or “SME”) and large national merchants, primarily in the petroleum industry. At December 31, 2008, we provided our bank card payment processing services to approximately 168,850 active SME bank card merchants located across the United States. This represents a 9.1% increase over the 154,750 active SME bank card merchants at December 31, 2007. At December 31, 2008, we provided bank card payment processing services to approximately 82 large national merchants with approximately 55,761 locations.

SME Merchant Base

While restaurants represent a significant portion of our SME merchant base, we also provide payment processing services to a wide variety of merchants, with a focus on those merchants whose typical customer is present when using a bank card to pay for products or services. We define SME merchants as generating annual Visa and MasterCard bank card processing volume between $50,000 and $5,000,000. With the added functionality and costs benefits that our back-end processing system, Passport, affords us, we have begun marketing to merchants with processing volume above $5,000,000.

The following chart summarizes our SME processing volume by merchant category for the month of December 2008, compared to the months of December 2007 and December 2006.

Processing Volume by Merchant Category

December 2008

	Month of December
	2008	2007	2006
Restaurants	37.5%	38.8%	40.3%
Retail	18.9%	20.1%	21.2%
Convenience, Fast Food & Liquor	10.6%	9.7%	9.2%
Automotive	8.8%	9.1%	8.6%
Professional Services	5.7%	4.7%	4.1%
Lodging	4.8%	4.9%	4.9%
Other	13.7%	12.7%	11.7%

Total SME processing volume	$4.8 billion	$4.7 billion	$4.1 billion

No single SME merchant accounted for more than 0.56% of our total SME bank card processing volume in 2008, and during 2008, our top 25 merchants represented only 3.1% of our bank card processing volume and 2.5% of our gross processing revenue. In 2007 and 2006, no single merchant represented more than 0.44% and 0.26% of our total bank card processing volume, respectively. In both 2007 and 2006 our top 25 merchants represented only 2.7% and 2.6%, respectively, of our bank card processing volume and 2.5% and 2.3%, respectively, of our gross processing revenue.

In December 2008, SME merchants in California represented 12.3%, in New York represented 6.6%, in Texas represented 5.3%, in Florida represented 4.5%, in New Jersey represented 4.4%, and in Colorado represented 4.1% of our SME bank card processing volume. No other state represented more than 4% of our total bank card processing volume. Our geographic concentration tends to reflect the states with the highest economic activity, as well as certain states where we have historically maintained a stronger sales force, including North Carolina and Minnesota. This merchant and geographic diversification makes us less sensitive to changing economic conditions in any particular industry or region. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.

Generally, our agreements with SME merchants are for three years and automatically renew for additional one-year periods unless otherwise terminated. Our sponsor bank is also a party to these agreements. The merchants are obligated to pay for all chargebacks, fines, assessments, and fees associated with their account, and in some cases, annual fees. Our sponsor bank may terminate a merchant agreement for any reason on 30 days’ notice, and the merchant may terminate the agreement at any time without notice, subject to the payment of any applicable early termination fees. Typically, the agreement may also be terminated immediately upon a breach by the merchant of any of its terms. The agreement may not be assigned by the merchant without the prior written consent of the sponsor bank and us.

Large National Merchants

At December 31, 2008, we provided bank card payment processing services to approximately 82 large national merchants with approximately 55,761 locations. Our large national merchant portfolio was acquired in the May 2008 acquisition of Network Services.

Network Services provides processing of credit and debit cards to large national merchants, primarily in the petroleum industry. For the month of December 2008, approximately 85% of Network Services large national merchant processing volume was in the petroleum industry. In addition to settling Visa and MasterCard transactions, Network Services processes a wide range of payment transactions, including providing approximately 1.6 billion transaction authorizations through its front-end card processing systems (primarily for Visa and MasterCard) from the date we acquired it through December 31, 2008. Network Services has added $8.7 billion to our bank card processing volume on 317 million transactions from the date we acquired it through December 31, 2008.

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

Merchant attrition is expected in the payment processing industry in the ordinary course of business. During 2008, 2007, and 2006, we experienced average annual attrition of 17.3%, 12.6%, and 11.1% respectively of our SME bank card processing volume. Much of our attrition is related to business closures, which accelerated in 2008 due to weak economic conditions, and in 2008 our volume attrition was significantly impacted by overall contraction in same stores sales. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — General” for a discussion of same store sales.

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

However, for our merchants conducting card-not-present transactions, which we view as having a higher risk profile, we employ an extended underwriting and due diligence period and special account monitoring procedures. The underwriting process for these merchants’ applications may take three to five days while we evaluate the applicants’ financials, previous processing history and credit reports/OFAC (Office of Foreign Assets Control).

Effective risk management helps us minimize merchant losses for the mutual benefit of our merchants and ourselves. Our risk management procedures also help protect us from fraud perpetrated by our merchants. We believe our knowledge and experience in dealing with attempted fraud has resulted in our development and implementation of effective risk management and fraud prevention systems and procedures for the types of fraud discussed in this section. In 2008, 2007 and 2006, we experienced losses of no more than 0.88 basis points of our SME bank card processing volume.

We employ the following systems and procedures to minimize our exposure to merchant and transaction fraud:

Underwriting

Our Relationship Managers send new applications for low-risk merchants to their regional service team for scoring and account set up. Higher-risk applications are routed to our underwriting department for review and screening. Our underwriting department’s review of these applications serves as the basis for our decision whether to accept or reject a merchant account. The review also provides the criteria for establishing cash deposit or letter of credit requirements, processing limits, average transaction amounts and pricing, which assist us in monitoring merchant transactions for those accounts that exceed those pre-determined thresholds. The criteria set by our underwriting department also assist our risk management staff in advising merchants with respect to identifying and avoiding fraudulent transactions. Depending upon their experience level, our underwriting staff has the authority to render judgment on new applications or to take additional actions such as adjusting processing limits supported by obtained processing history, analyzing average charge per transaction information or defining cash deposit/letter of credit, reserves, and delayed funding requirements for new and existing merchants. Our underwriting department prepares accounts that are risk sensitive for our credit committee review. The Credit Committee consists of a Manager of Underwriting, Manager of Risk Review and Director of Core Support Group. Merchant accounts that exceed certain committee thresholds are reviewed by either our CEO, COO, CFO or Chief Portfolio Officer. Our sponsor bank also reviews and approves our merchant underwriting policies and procedures to ensure compliance with Visa and MasterCard operating rules and regulations.

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

Investigation and Loss Prevention

If a merchant exceeds any parameters established by our underwriting and/or risk management staff or violates regulations established by the applicable bank card network or the terms of our merchant agreement, one of our investigators will identify the incident and take appropriate action to reduce our exposure to loss and the exposure of our merchant. This action may include requesting additional transaction information, withholding or diverting funds, verifying delivery of merchandise or even deactivating the merchant account. Additionally, Account Manages or Relationship Manager may be instructed to retrieve equipment.

Collateral

We require some of our merchants to establish cash deposits or letters of credit that we use to offset against liabilities we may incur. We hold such cash deposits or letters of credit for as long as we are exposed to a loss resulting from a merchant’s payment processing activity. In addition, we maintain a 5-day delayed deposit policy on transactions processed by our Internet merchants and newly established merchants who have not previously processed bank cards to allow for additional risk monitoring. We also place a “hold” on batches containing questionable transactions, diverting the funds to a separate account pending review. As of December 31, 2008, these cash deposits, delayed and “held” batches, and letters of credit totaled approximately $16.3 million.

Technology

We have developed a number of systems that are designed to improve the effectiveness of our sales force, customer service and the management of our business. In 2008, 2007 and 2006 we spent $5.9 million, $4.2 million and $2.5 million, respectively, on capitalized software development costs. Many of the following systems are accessible over the Internet through www.e-hps.com. Each of these systems is regularly updated, with new releases of software scheduled every six weeks:

Portfolio Manager

Portfolio Manager is designed to allow each of our Relationship Managers to manage many aspects of his or her business, including portfolio monitoring and management, compensation review, training and professional development and the ability to communicate with others within our company. Portfolio Manager consists of a set of merchant relationship management tools. These tools include detailed merchant data, such as historical bank card processing volume, updates on merchant contracts that will soon expire, losses, merchants who may have attrited and data that can be used by our Relationship Managers to assist merchants in understanding interchange fee structures and the risks associated with certain types of transactions. Portfolio Manager also includes an estimated gross margin calculator and a merchant profitability analysis that allows Relationship Managers to optimize gross margin generated from a new SME merchant account. In addition, Portfolio Manager provides our Relationship Managers with the ability to view their residual commission stream from their merchant portfolio, track their productivity and compare their sales statistics with those of other Relationship Managers.

Merchant Center

Merchant Center is designed to improve our merchants’ efficiency, cash management and dispute resolution by providing them with real-time access to their transaction data, including clearinghouse records, deposits and transactions. Merchant Center can replace paper merchant statements and provide automated customer self-service. Approximately 53% of our SME merchants, as of December 31, 2008, had signed up for this product. Affiliate Manager also provides similar information tools to our strategic relationships, such as trade associations, banks and value-added resellers.

Client Manager

Information regarding all of our interactions with our SME merchants and all of their documents and transaction records are immediately available to our customer service department and management through Client Manager. Each new account is entered into this database during the initial application and underwriting process, and all documents regarding a merchant are scanned into the database. Subsequently, all of a merchant’s transactions and statements, and records of all calls to our customer service representatives as well as their resolution, are maintained in the database. Client Manager is also the tool by which we make any pricing adjustments and manage any equipment-related transactions. Integrating many of our customer management tools into one database provides service center employees with the same information regarding a merchant, which enables us to provide consistent, rapid problem resolution and optimal customer service. We believe that reliance on the system has allowed considerable productivity gains in recent years.

HPS Exchange

Our front-end system, HPS Exchange, provides us greater control of the electronic transaction process, allows us to offer our merchants (through our Relationship Managers) a differentiated product offering, and offers economies of scale that we expect will increase our long-term profitability.

On January 20, 2009, we publicly announced the discovery of the Processing System Intrusion, which apparently had occurred during some portion of 2008. The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by us during the transaction authorization process. Such data is not required to be encrypted while in transit under current payment card industry guidelines. Card data that was affected by the Processing System Intrusion included card numbers, expiration dates, and certain other information from the magnetic stripe on the back of the payment card (including, for a small percentage of transactions, the cardholder’s name). However, the cardholder information that we process does not include addresses or Social Security numbers. Also, we believe that no unencrypted PIN data was captured. We believe the breach has been contained and did not extend beyond 2008. Our investigation of the Processing System Intrusion is ongoing. We have taken a number of steps, since discovering the Processing System Intrusion, to further enhance the security of our computer system. In addition, we intend to implement a next-generation program designed to flag network anomalies in real time.

During 2008, approximately 83% of the transactions of our SME merchants were processed on HPS Exchange, and 87% of all merchant accounts established in 2008 were placed on the system. When a merchant uses HPS Exchange on certain hardware platforms, the resulting authorization speed for dial-up transactions can be six seconds or less, which we believe is faster than industry norms for comparable terminals. This increased speed not only benefits the merchant but also reduces the telecommunications costs we incur in connection with a transaction.

HPS Exchange enables us to provide more customized solutions to SME merchants, target larger merchants that demand customized front-end solutions and take advantage of new terminal hardware platforms as they become available. HPS Exchange is customized for each merchant and will allow us to provide our merchants with differentiated value-added features, including the following:

•

Merchant/Cardholder Selected Debit or Credit. Merchants have the ability to convert a Visa Check or Master Money card to a pin-based debit transaction, which is typically less expensive for the merchant.

•

Real-Time Transaction Monitoring. Using their personal computers, merchants using Merchant Manager can observe open batches of payment transactions at any of their locations, allowing early detection of problem transactions, such as abnormally large tickets or credits, and changes in business volume.

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

We believe that we are one of the first payment processors to develop all of our systems to take advantage of recent technological advancements in network and distributed computing, such as relational databases and Internet technologies. This offers significant benefits to us in terms of cost, data manipulation and distribution, flexibility and scalability. We further believe that these systems help attract both new merchants and Relationship Managers and provide us with a competitive advantage over many of our competitors who rely on less flexible legacy systems. With more widespread availability and usage of the internet, increasing numbers of merchants are using the web as a transport medium. In December 2008, 39% of all transactions processed through HPS Exchange were transmitted through the Internet. These transactions represent a significantly lower overall cost to HPS, since no dial up costs are incurred.

Passport

Our internally-designed back-end processing system, Passport, provides us with significant cost savings and results in greater economies of scale, by replacing third party processors’ per-transaction charges with more of a fixed-cost structure. This structure allows per-transaction savings as increasing numbers of transactions are processed on Passport. In addition, our conversion to Passport provides us with the opportunity over time to offer our merchants significantly greater amounts of information regarding their processing characteristics, in more usable formats and to offer our services to larger merchants. In July 2005, we commenced converting bank card merchants to Passport, and we completed the conversion of substantially all of our SME bank card merchants to Passport in the second quarter of 2006. At December 31, 2008 and 2007, approximately 98%, respectively, of our SME merchants were processing on Passport.

Network Services Technology

We operate Network Services’ platforms in two geographically dispersed data centers that are the focal point for hosting all Network Services’ transaction processing and network activity. We establish system service level thresholds based on our large national merchants’ requirements. System availability of 99.5% uptime is our standard large national merchant metric. To achieve this standard, transactions are mirrored between data centers and each center has the capacity to handle our full merchant transaction load. This ensures uninterrupted transaction processing during maintenance windows and other times processing may not be available.

Authorization – We rout authorization and capture transactions through Access Engine, where it is assigned to one of two payment engines: VAPS and NWS. After routing a transaction to the appropriate payment engine, it is then sent to Auth Engine which passes the transaction to the card networks for authorization.

Settlement – For those large national merchants whose NWS and VAPS authorized transactions we settle, we have a contract with Fifth Third Bank to process settlement. A file of transactions is created and sent to Fifth Third Bank, which sends the transactions to the Card Brands. The Card Brands collect settlement funds from the card issuing banks, forward those funds to Fifth Third Bank, which then sends the funds to the sponsor bank to ultimately pay the large national merchants.

Network Security

In the course of our operations, we compile and maintain a large database of information relating to our merchants and their transactions. We have placed significant emphasis on maintaining a high level of security in order to attempt to protect the information of our merchants and their customers. We maintain current updates of network and operating system security releases and virus definitions, and have engaged a third party to regularly test our systems for vulnerability to unauthorized access. Further, we encrypt the cardholder numbers that are stored in our databases using triple-DES protocols, which represent the highest commercially available standard for encryption.

Our internal network configuration provides multiple layers of security to isolate our databases from unauthorized access and implements detailed security rules to limit access to all critical systems. In November 2003, we were certified by Visa as having successfully completed their Cardholder Information Security Program (CISP) review of our payment processing and Internet-based reporting systems. In 2004, the Visa CISP requirements were combined with security guidelines of the other card networks into a comprehensive Payment Card Initiative Data Security Standard (PCI-DSS). We received confirmation of our compliance with PCI-DSS from a third party assessor in April 2008. Notwithstanding our implementation and utilization of the network security measures described in this section, we suffered the Processing System Intrusion described elsewhere in this annual report. We have been advised by Visa that, based on Visa’s investigation of the Processing System Intrusion Visa believes we are in violation of the Visa Operating Regulations and that, based on that belief, Visa has removed us from Visa’s published list of PCI-DSS compliant service providers until such time as we are re-certified as PCI-DSS compliant and the assessor’s report attesting to such re-certification has been reviewed and approved by Visa, and intends to place us in a “probationary status” during the two years following our re-certification as being PCI-DSS compliant, during which time our failure to comply with the probationary requirements set forth by Visa or with the Visa operating regulations may result in Visa seeking to impose further risk conditions on us, including but not limited to our disconnection from VisaNet or our disqualification from the Visa payment system.

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

Disaster Recovery and Back-up Systems

We have implemented a disaster recovery plan for HPS Exchange to ensure business continuity in the event of a system failure. As part of this plan, we have established an alternate processing site in Houston, Texas that has the same functionality as our primary data center in Allen, Texas. In the event of a failure at our Allen data center, we would switch our processing immediately to the Houston data center. During 2008, we leveraged this alternate processing site and extended its use for business continuity for our back-end platform, Passport.

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

There are a number of large payment processors, including First Data Corporation, Bank of America Corporation, Global Payments Inc., Fifth Third Bank, Chase Paymentech Solutions and Elavon, Inc., a subsidiary of U.S. Bancorp, that serve a broad market spectrum from large to small merchants; further, certain of these provide banking, ATM and other payment-related services and systems in addition to bank card payment processing. There are also a large number of smaller payment processors that provide various services to small- and medium-sized merchants.

Some of our competitors have substantially greater capital resources than we have and operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. Since they are affiliated with financial institutions or banks, these competitors do not incur the costs associated with being sponsored by a bank for registration with card networks and they can settle transactions quickly for their own merchants. We do not, however, currently contemplate acquiring or merging with a financial institution in order to increase our competitiveness. We believe that our specific direct sales focus on SME merchants, in addition to our understanding of the needs and risks associated with providing payment processing services to those merchants, gives us a competitive advantage over larger competitors, which do not have our focus, and over competitors of a similar or smaller size that may lack our experience and sales resources. With our acquisition of Network Services, we are also expanding into national accounts.

Intellectual Property

We own or are pursuing several patents with the United States Patent and Trademark Office. In addition, we own various trademarks and have applied for numerous others. In connection with our acquisition of the Network Services business of Alliance Data Systems Corporation and Chockstone, Inc., we acquired rights to certain patents and trademarks. Most of our services and products are based on proprietary software that is updated to meet merchant needs and remain competitive. Protecting our rights to our proprietary software is critical, as it allows us to offer distinctive services and products to merchants, which differentiates us from our competitors.

Employees

As of December 31, 2008, we employed 2,979 full- and part-time personnel, including 702 customer service, risk management, financial and operations support and underwriting employees, 226 systems and technology employees, 96 payroll services employees, 71 electronic cash systems employees, 159 accounting and administration employees and 1,725 sales and marketing employees. None of our employees are represented by a labor union, and we have experienced no work stoppages. We consider our employee relations to be good.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

In addition, certain of our SEC filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, can be viewed and printed from the investor information section of our website at www.heartlandpaymentsystems.com, as soon as reasonably practicable after filing with the SEC. Certain materials relating to our corporate governance, including our senior financial officers’ code of ethics, are also available in the investor relations section of our website.

The information on the websites listed above, is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document. These websites are, and are only intended to be, inactive textual references.

In June 2008, we submitted to the New York Stock Exchange the CEO certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual without qualification.

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

Risks Relating to Our Business

Unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems (such as the Processing System Intrusion) or otherwise, could expose us to liability and protracted and costly litigation.

On January 20, 2009, we announced the Processing System Intrusion, which apparently had occurred during some portion of 2008. The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by us during the transaction authorization process. Such data is not required to be encrypted while in transit under current payment card industry guidelines. Card data that was affected by the Processing System Intrusion included card numbers, expiration dates, and certain other information from the magnetic stripe on the back of the payment card (including, for a small percentage of transactions, the cardholder’s name). Although, we have taken a number of steps to contain the Processing System Intrusion and to further enhance the security of our computer system. Nevertheless, there can be no assurance that we will not suffer an additional security breach in the future.

The Processing System Intrusion has resulted in numerous lawsuits having been filed against us and will likely result in additional lawsuits against us in the future. Several government agencies have either made inquiries to us or initiated investigations of us related to Processing System Intrusion. For more information concerning these lawsuits and government inquiries and investigations, see “Item 3. Legal Proceedings.” We expect that the Card Brands will assert claims seeking to impose fines, penalties, and/or other assessments against us or our sponsor banks (who would seek indemnification from us pursuant to our agreements with them) based upon the Processing System Intrusion. By these claims, we expect the Card Brands to seek to recover from us, or from our sponsor banks (who would in turn seek to recover from us), assessments in respect of fraud losses and operating expenses (including card reissuance costs and non-ordinary-course account monitoring expenses) that the Card Brands believe either themselves or their issuers to have incurred by reason of the Processing System Intrusion, as well as fines and/or penalties by reason of our alleged failure to comply with the Card Brands’ operating regulations. The amounts of the claims we expect to be asserted by the Card Brands and amounts we may be required to pay as a result of, or in order to defend, the lawsuits, Card Brand claims, and government investigations and inquiries described above is likely to be substantial. It is possible that the amounts required to resolve and defend the claims by the card brands and these lawsuits and government inquiries and investigations could exceed our ability to pay such amounts from our cash flow and we may be required to seek financing to make such payments. Given the current state of the financial markets and the impact the Processing System Intrusion may have on our business and financial condition, we cannot provide any assurance that we will be able to obtain such financing on reasonable terms or at all.

We collect and store sensitive data about merchants, including names, addresses, social security numbers, driver’s license numbers and checking account numbers. In addition, we maintain a database of cardholder data relating to specific transactions, including bank card numbers, in order to process the transactions and for fraud prevention. Any loss of cardholder data by us or our merchants could result in significant fines and sanctions by Visa, MasterCard or governmental bodies, which could have a material adverse effect upon our financial position and/or results of operations. In addition, a significant breach could result in our being prohibited from processing transactions for Visa and MasterCard.

Our computer systems have been, and could in the future, be subject to penetration by hackers and our encryption of data may not prevent unauthorized use. In this event, we may be subject to liability, including claims for unauthorized purchases with misappropriated bank card information, impersonation or other similar fraud claims. We could also be subject to liability for claims relating to misuse of personal information, such as unauthorized marketing purposes. These claims also could result in protracted and costly litigation. In addition, we could be subject to penalties or sanctions from the Visa and MasterCard networks.

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

If we fail to comply with the applicable requirements of the Visa and MasterCard bank card networks, Visa or MasterCard could seek to fine us, suspend us or terminate our registrations. Fines could have an adverse effect on our operating results and financial condition, and if these registrations are terminated, we will not be able to conduct our business.

If we are unable to comply with Visa and MasterCard bank card network requirements, Visa or MasterCard could seek to fine us, suspend us or terminate our registrations. On occasion, we have received notices of non-compliance and fines, which have typically related to excessive chargebacks by a merchant or data security failures on the part of a merchant. If we are unable to recover fines from our merchants, we would experience a financial loss. The termination of our registration, or any changes in the Visa or MasterCard rules that would impair our registration, could require us to stop providing Visa and MasterCard payment processing services, which would make it impossible for us to conduct our business.

We have been advised by Visa that, based on Visa’s investigation of the Processing System Intrusion, Visa believes we are in violation of the Visa operating regulations and that, based on that belief, Visa has removed us from Visa’s published list of PCI-DSS compliant service providers until such time as we are re-certified as PCI-DSS compliant and the assessor’s report attesting to such re-certification has been reviewed and approved by Visa, intends to seek to impose fines on our sponsor banks, which fines (if successfully imposed) our sponsor banks could in turn seek to recover from us, intends to place us in a “probationary status” during the two years following our re-certification as being PCI-DSS compliant, during which time our failure to comply with the probationary requirements set forth by Visa or with the Visa operating regulations may result in Visa seeking to impose further risk conditions on us, including but not limited to our disconnection from VisaNet or our disqualification from the Visa payment system, and intends to treat some or all of the Visa accounts that Visa considers to have been placed at risk of compromise in the Processing System Intrusion as being eligible for Visa’s “Account Data Compromise Recovery” and “Data Compromise Recovery Solution” processes, which processes could result in Visa’s seeking to recover from our sponsor banks (and our sponsor banks in turn seeking to recover from us) amounts in respect of fraud losses and operating expenses that Visa believes Visa issuers to have incurred by reason of the Processing System Intrusion.

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

In a recessionary environment our merchants could also experience a higher rate of business closures, which could adversely affect our business and financial condition. During the recession prior to the current recession, we experienced a slowdown in the rate of same-store sales growth and an increase in business closures. During the current recession, we have for the first time experienced a reduction in same-store sales when compared to last year, and we could experience a higher rate of merchant closures. In the event of a closure of a merchant, we are unlikely to receive our fees for any transactions processed by that merchant in its final month of operation.

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

The market for payment processing services is highly competitive. Other providers of payment processing services have established a sizable market share in the small- and medium-size merchant processing sector. Maintaining our historic growth will depend on a combination of the continued growth in electronic payment transactions and our ability to increase our market share. The current recession could cause future growth in electronic payment transactions to slow compared to historical rates of growth and the Processing System Intrusion could negatively impact our ability to increase our market share. According to The Nilson Report, we accounted for approximately 2.4% of the 2.1 trillion of total purchase volume (which we refer to as bank card processing volume) processed by all bank card acquirers in 2007. This competition may influence the prices we are able to charge. If the competition causes us to reduce the prices we charge, we will have to aggressively control our costs in order to maintain acceptable profit margins. In addition, some of our competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies, including First Data Corporation, Bank of America Corporation, Global Payments, Inc., Fifth Third Bank, Chase Paymentech Solutions and Elavon, Inc., a subsidiary of U.S. Bancorp. Our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a bank for registration with the card networks and can settle transactions more quickly for their merchants than we can for ours. These competitors have substantially greater financial, technology, management and marketing resources than we have. This may allow our competitors to offer more attractive fees to our current and prospective merchants, or other products or services that we do not offer. This could result in a loss of customers, greater difficulty attracting new customers, and a reduction in the price we can charge for our services.

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

Reject losses arise from the fact that we collect our fees from our SME merchants on the first day after the monthly billing period. This results in the build-up of a substantial receivable from our customers, which significantly exceeds the receivables of any of our competitors which assess their fees on a daily basis. If a merchant has gone out of business during the billing period, we may be unable to collect such fees. In addition, if our sponsor bank is unable, due to system disruption or other failure, to collect our fees from our merchants, we would face a substantial loss.

We incurred charges relating to chargebacks and reject losses of $5.3 million, $2.8 million and $1.9 million in the years ended December 31, 2008, 2007 and 2006, respectively.

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

Our actual losses and costs to mitigate the Processing System Intrusion could be a material amount, which could have a material adverse effect on our operating results, financial condition and cash flow.

While we have determined that the Processing System Intrusion has triggered a loss contingency, to date an unfavorable outcome is not believed by us to be probable on those claims that are pending or have been threatened against us, or that we consider to be probable of assertion against us, and we do not have sufficient information to reasonably estimate the loss we would incur in the event of an unfavorable outcome on any such claim. Therefore, in accordance with SFAS No. 5, “Accounting for Contingencies,” no reserve/liability has been recorded with respect to any such claim as of December 31, 2008. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such unfavorable outcome is reasonably estimable, we will record a reserve for the claim in question. If and when we record such a reserve, it could be material and could adversely impact our results of operations, financial condition and cash flow. Costs we incurred related to investigations and remedial actions performed in December 2008 were not significant. Amounts we expect to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion that will be performed after December 31, 2008 will be recognized as incurred. Such costs could be material and could adversely impact our results of operations, financial condition and cash flow.

If publicity surrounding the Processing System Intrusion and the efforts of our competitors to capitalize on the Processing System Intrusion have a material adverse impact on our ability to obtain new customers and retain existing customers, our results of operations, financial condition and cash flow would experience a material adverse impact.

The Processing System Intrusion has resulted in significant negative publicity and we believe that our competitors are using the occurrence of the Processing System Intrusion and the attendant negative publicity to compete against us for merchants. It is possible that publicity surrounding the Processing System Intrusion and the efforts of our competitors to capitalize on the Processing System Intrusion could have a material adverse impact on our ability to obtain new merchant customers and retain existing merchant customers which, in turn, could have a material adverse impact on our results of operations, financial condition and cash flow.

Increased merchant attrition that we cannot offset with increased bank card processing volume or new accounts would cause our revenues to decline.

We experience attrition in merchant bank card processing volume resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account closures that we initiate due to heightened credit risks relating to, or contract breaches by, merchants, and when applicable same store sales contraction. During 2008, 2007, and 2006, we experienced average annual attrition of 17.3%, 12.6%, and 11.1% respectively. Substantially all of our processing contracts may be terminated by either party on relatively short notice. We cannot predict the level of attrition in the future, and it could increase. Increased attrition in merchant bank card processing volume may have an adverse effect on our financial condition and results of operations. If we are unable to establish accounts with new merchants or otherwise increase our bank card processing volume in order to counter the effect of this attrition, our revenues will decline.

We rely on sponsor banks, which have substantial discretion with respect to certain elements of our business practices, in order to process bank card transactions. If these sponsorships are terminated and we are unable to secure new bank sponsors, we will not be able to conduct our business.

Substantially all of our revenue is derived from Visa and MasterCard bank card transactions. Because we are not a bank, we are not eligible for membership in the Visa and MasterCard networks and are, therefore, unable to directly access the bank card networks, which are required to process Visa and MasterCard transactions. Visa and MasterCard operating regulations require us to be sponsored by a bank in order to process bank card transactions. We are currently registered with Visa and MasterCard through KeyBank, which has maintained that registration since 1999, Heartland Bank, which has been a sponsor since December 2007, and SunTrust Bank, which has been a sponsor since August 2008 (but only started processing in February 2009). If our sponsorships are terminated and we are unable to secure another bank sponsor or sponsors, we will not be able to process Visa and MasterCard transactions. Furthermore, our agreements with KeyBank and Heartland Bank give them substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants and our customer service levels. Our sponsor banks’ discretionary actions under these agreements could be detrimental to our operations. It is possible that our sponsor banks could claim that the Processing System Intrusion gives them the right to terminate our agreements with them.

Current or future bank card network rules and practices could adversely affect our business.

We are registered with the Visa and MasterCard networks through our bank sponsor as an Independent Sales Organization with Visa and a Member Service Provider with MasterCard. We are currently a sales agent for Discover and American Express. Under the new American Express agreement we will remain a sales agent however, under the new Discover agreement we will be registered as an Acquirer. The rules of the bank card networks are set by their boards, which may be strongly influenced by member banks and, in the case of Discover and American Express, by the card issuers, and some of those banks and issuers are our competitors with respect to these processing services. Many banks directly or indirectly sell processing services to merchants in direct competition with us. These banks could attempt, by virtue of their membership in the network, to alter the networks’ rules or policies to the detriment of non-members like us. The bank card networks or issuers who maintain our registrations or arrangements or the current bank card network or issuer rules allowing us to market and provide payment processing services may not remain in effect. The termination of our registration or our status as an Independent Sales Organization or Member Service Provider, or any changes in card network or issuer rules that limit our ability to provide payment processing services, could have an adverse effect on our bank card processing volumes, revenues or operating costs. In addition, if we were precluded from processing Visa and MasterCard bank card transactions, we would lose substantially all of our revenues.

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

Adverse conditions in markets in which we obtain a substantial amount of our bank card processing volume, such as our largest SME merchant markets of California, New York, Texas, Florida, Colorado, and New Jersey, could negatively affect our results of operations.

Adverse economic or other conditions in California, New York, Texas, Florida, Colorado, and New Jersey would negatively affect our revenue and could materially and adversely affect our results of operations. In December 2008, SME merchants in California represented 12.3%, in New York represented 6.6%, in Texas represented 5.3%, in Florida represented 4.5%, in New Jersey represented 4.4%, and in Colorado represented 4.1% of our SME bank card processing volume. As a result of this geographic concentration of our merchants in these markets, we are exposed to the risks of downturns in these local economies and to other local conditions, which could adversely affect the operating results of our merchants in these markets. No other state represented more than 4% of our SME bank card processing volume in December 2008.

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

Unlike many of our competitors who rely on Independent Sales Organizations or salaried salespeople and telemarketers, we rely on a direct sales force whose compensation is entirely commission-based. Through our direct sales force of approximately 1,166 Relationship Managers, we seek to increase the number of merchants using our products and services. We intend to significantly increase the size of our sales force. Our success partially depends on the skill and experience of our sales force. If we are unable to retain and attract sufficiently experienced and capable Relationship Managers, our business and financial results may suffer.

If we cannot pass increases in bank card network interchange fees along to our merchants, our operating margins will be reduced.

We pay interchange fees and other network fees set by the bank card networks to the card issuing bank for each transaction we process involving their bank cards. From time to time, the bank card networks increase the interchange fees and other network fees that they charge payment processors and the sponsoring banks. At its sole discretion, our sponsoring bank has the right to pass any increases in interchange fees on to us and it has consistently done so in the past. We are allowed to, and in the past we have been able to, pass these fee increases along to our merchants through corresponding increases in our processing fees. However, if we are unable to do so in the future, our operating margins will be reduced.

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

We may need to raise additional funds to finance our future capital needs, including funding costs associated with the Processing System Intrusion, completing the build out of our new service center, developing new products and technology, and operating expenses. We may need additional financing earlier than we anticipate if we:

•	experience material costs to mitigate the impacts of, and resolve the claims originating from, the Processing System Intrusion;

•	expand faster than our internally generated cash flow can support;

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

If we are unable to meet our debt obligations, we could be forced to restructure or refinance our obligations, to seek additional equity financing or to sell assets, which we may not be able to do on satisfactory terms or at all. As a result, we could default on those obligations and in the event of such default, our lenders could accelerate our debt or take other actions that could restrict our operations. If we incur significant costs to defend, or are required to book a significant reserve for, claims arising out of the Processing System Intrusion, such costs or reserve could cause us to violate certain of the financial covenants in our Amended and Restated Credit Agreement.

Future sales of our common stock, or the perception in the public markets that these sales may occur, could depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception in the public markets that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. At December 31, 2008, we had 37,675,543 shares of our common stock outstanding. In addition, as of December 31, 2008, we had outstanding options to purchase a total of 5,308,173 shares under our 2008 Incentive Stock Option Plan and our 2000 Incentive Stock Option Plan, of which 2,358,443 were vested. Assuming the exercise of all outstanding options to acquire our common stock, our current stockholders would own on a fully-diluted basis 87.7% of the outstanding shares of our common stock, and the number of shares of our common stock available to trade could cause the market price of our common stock to decline. In addition to the adverse effect a price decline could have on holders of our common stock, such a decline could impede our ability to raise capital or to make acquisitions through the issuance of additional shares of our common stock or other equity securities.

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

At December 31, 2008, we owned one facility and leased eleven facilities which we use for operational, sales and administrative purposes.

Our principal executive offices are located in approximately 9,300 square feet of leased office space on Nassau Street in Princeton, New Jersey. The Nassau Street lease expires in May 2013.

We own 35 acres of land in Jeffersonville, Indiana, on which we completed constructing 96,000 square feet of office space for the first phase of our new service center, which opened for operation in December 2007, and 30,000 square feet of space for our equipment deployment area, which opened in December 2008. We are currently building an additional 95,000 square feet of multi-use space on the site of our Jeffersonville service center.

We lease the following facilities as of December 31, 2008:

Location	Square Feet	Expiration
Alpharetta, Georgia	3,008	November 30, 2010

Chattanooga, Tennessee	9,461	January 31, 2009

Cleveland, Ohio	17,696	June 30, 2012 for 15,940 square feet. 1,756 square feet of the total are on a month-to-month commitment.

Colorado Springs, Colorado	10,431	December 31, 2009

Jeffersonville, Indiana	27,040	between March 31, 2009 and April 30, 2009

Johnson City, Tennessee	45,000	October 22, 2010

Phoenix, Arizona	1,284	March 31, 2010

Plano, Texas	49,015	May 31, 2015

Portland, Oregon	14,203	September 30, 2010

West Windsor Township, New Jersey	5,288	May 31, 2013

Woodbridge, Ontario, Canada	2,205	February 28, 2010

Each of these leases is renewable. The Chattanooga, TN lease was extended to June 30, 2014. The leased facility in Jeffersonville, IN is being replaced by our new service center.

We believe that our facilities are suitable and adequate for our current business operations and, if necessary, could be replaced with little disruption to our company. We periodically review our space requirements and may acquire new space to meet our business needs or consolidate and dispose of or sublet facilities which are no longer required.

ITEM 3.	LEGAL PROCEEDINGS

Processing System Intrusion Legal Proceedings

To date, we have had several lawsuits filed against us and we expect additional lawsuits will be filed. These include lawsuits which assert claims against us by cardholders (including various putative class actions seeking in the aggregate to represent all cardholders in the United States whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion) and banks that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion (including various putative class actions seeking to represent all financial institutions that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion), seeking damages allegedly arising out of the Processing System Intrusion and other related relief. The actions generally assert various common-law claims such as claims for negligence and breach of contract, as well as, in some cases, statutory claims such as violation of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The putative cardholder class actions seek various forms of relief including damages, injunctive relief, multiple or punitive damages, attorney’s fees and costs. The putative financial institution class actions seek compensatory damages, including recovery of the cost of issuance of replacement cards and losses by reason of unauthorized transactions, as well as injunctive relief, attorney’s fees and costs. We have filed a motion with the Judicial Panel on Multidistrict Litigation seeking to have these cases consolidated for pre-trial proceedings before the United States District Court for the Southern District of Texas.

The putative consumer class acting and putative financial institution class actions filed against us through March 13, 2009 are described below.

Putative Consumer Class Actions:

Name of the Court	Date Filed	Principal Parties

United States District Court for the District of New Jersey	January 23, 2009	Sansom and Engel v. Heartland Payment Systems, Inc. et al., 3:09-cv-00335

United States District Court for the Northern District of Florida	January 26, 2009	Read v. Heartland Payment Systems, Inc. et al., 3:09-cv-00035

United States District Court for the District of Arizona	January 29, 2009	Swenka v. Heartland Payment Systems, Inc. et al., 2:09-cv-00179

United States District Court for the District of Kansas	January 29, 2009	Barrett v. Heartland Payment Systems, Inc. et al., 09-cv-2053

United States District Court for the District of New Jersey	January 29, 2009	Merino v. Heartland Payment Systems, Inc. et al., 3:09-cv-00439

United States District Court for the Middle District of Alabama	February 2, 2009	Brown, Latham and Spencer v. Heartland Payment Systems, Inc. et al., 2:09-cv-00086

United States District Court for the Eastern District of California	February 2, 2009	Hilliard v. Heartland Payment Systems, Inc. et al., 1:09-cv-00179

United States District Court for the District of New Jersey	February 2, 2009	Kaissi v. Heartland Payment Systems, Inc. et al., 3:09-cv-00540

United States District Court for the Northern District of Ohio	February 3, 2009	McGinty and Carr v. Heartland Payment Systems, Inc. et al., 1:09-cv-00244

United States District Court for the Southern District of Texas	February 4, 2009	Watson v. Heartland Payment Systems, Inc. et al., 4:09-cv-00325

United States District Court for the Eastern District of Wisconsin	February 4, 2009	Anderson and Hoven v. Heartland Payment Systems, Inc. et al., 2:09-cv-00113

United States District Court for the Southern District of Florida	February 6, 2009	Balloveras v. Heartland Payment Systems, Inc. et al., 1:09-cv-20326

United States District Court for the District of New Jersey	February 10, 2009	Hinton v. Heartland Payment Systems, Inc. et al., 3:09-cv-00594

United States District Court for the Southern District of California	February 25, 2009	Mata v. Heartland Payment Systems, Inc. et al., 3:09-cv-00376

United States District Court for the Western District of Missouri	February 26, 2009	McLaughlin v. Heartland Payment Systems, Inc. et al., 6:09-cv-3069

United States District Court for the District of New Jersey	February 27, 2009	Rose v. Heartland Payment Systems, Inc. et al., 3:09-cv-00917

Putative Financial Institution Class Actions:

Name of the Court	Date Filed	Principal Parties

United States District Court for the District of New Jersey	February 6, 2009	Lone Summit Bank v. Heartland Payment Systems, Inc. et al., 3:09-cv-00581

United States District Court for the District of New Jersey	February 13, 2009	TriCentury Bank et al. v. Heartland Payment Systems, Inc. et al., 3:09-cv-00697

United States District Court for the Southern District of Texas	February 16, 2009	Lone Star National Bank v. Heartland Payment Systems, Inc. et al., 7:09-cv-00064

United States District Court for the District of New Jersey	February 20, 2009	Amalgamated Bank et al. v. Heartland Payment Systems, Inc. et al., 3:09-cv-00776

A putative class action was commenced against us and certain of our executive officers alleging violations of the federal securities laws in connection with our disclosures relative to the Processing System Intrusion and our computer system security and the alleged trading in our securities by four of our officers. This case, Davis v. Hartland Payment Systems, Inc, Robert O. Carr and Robert H.B. Baldwin, Jr., commenced on March 6, 2009 in the United States District Court for the District of New Jersey. The plaintiff in the putative federal securities law class action seeks to represent all purchasers of our securities between August 5, 2008 and February 23, 2009 and seeks to recover losses such purchasers allegedly incurred by reason of their purchases, as well as related costs and expenses.

We have been advised by the SEC that it has commenced an informal inquiry, and we have been advised by the United States Attorney for the District of New Jersey that it has commenced an investigation, in each case to determine whether there have been any violations of the federal securities laws in connection with our disclosure of the Processing Systems Intrusion and the alleged trading in our securities by certain of our employees, including certain executive officers.

We have been contacted by the Federal Financial Institutions Examination Council and informed that it will be making inquiries into the Processing System Intrusion, and the Federal Trade Commission, by letter dated February 19, 2009, has requested that we provide information about our information security practices. Additionally, we have received written or telephonic inquiries relating to the Processing System Intrusion from a number of state Attorneys General’s offices, including a Civil Investigative Demand from the Louisiana Department of Justice Office of the Attorney General, the Canadian Privacy Commission, and other government officials. We are cooperating with the government officials in response to each of these inquiries. We expect that additional lawsuits may be filed against us relating to the Processing System Intrusion and that additional inquiries from governmental agencies may be received or investigations may be commenced.

Although we intend to defend the lawsuits, investigations and inquiries described above vigorously, we cannot predict the outcome of such lawsuits, investigations and inquiries . Apart from damages claimed in such lawsuits and in other lawsuits relating to the Processing System Intrusion that may be filed, we may be subject to fines or other obligations as a result of the government inquiries and investigations described above and additional governmental inquiries or investigations relating to the Processing System Intrusion that may be commenced. The card brands may also assert claims seeking to impose fines, penalties, and/or other assessments against us or our sponsor banks (who would seek indemnification from us pursuant to our agreements with them) based upon the Processing System Intrusion. In that regard, we have been advised by Visa that based on Visa’s investigation of the Processing System Intrusion Visa believes we are in violation of the Visa Operating Regulations and that, based on that belief, Visa has removed us from Visa’s published list of PCI-DSS compliant service providers until such time as we are re-certified as PCI-DSS compliant and the assessor’s report attesting to such re-certification has been reviewed and approved by Visa, intends to seek to impose fines on our sponsor banks, which fines (if successfully imposed) our sponsor banks could in turn seek to recover from us, intends to place us in a “probationary status” during the two years following our re-certification as being PCI-DSS compliant, during which time our failure to comply with the probationary requirements set forth by Visa or with the Visa Operating Regulations may result in Visa seeking to impose further risk conditions on us, including but not limited to our disconnection from VisaNet or our disqualification from the Visa payment system, and intends to treat some or all of the Visa accounts that Visa considers to have been placed at risk of compromise in the Processing System Intrusion as being eligible for Visa’s “Account Data Compromise Recovery” and “Data Compromise Recovery Solution” processes, which processes could result in Visa’s seeking to recover from our sponsor banks (and our sponsor banks in turn seeking to recover from us) amounts in respect of fraud losses and operating expenses that Visa believes Visa issuers to have incurred by reason of the Processing System Intrusion. We expect the other Card Brands will assert claims seeking to impose fines, penalties, and/or other assessments against us or our sponsor banks (who would seek indemnification from us pursuant to our agreements with them) based upon the Processing System Intrusion. By these claims, we expect the other Card Brands to seek to recover from us, or from our sponsor banks (who would in turn seek to recover from us), assessments in respect of fraud losses and operating expenses (including card reissuance costs and non-ordinary-course account monitoring expenses) that the other Card Brands believe either themselves or their issuers to have incurred by reason of the Processing System Intrusion, as well as fines and/or penalties by reason of our alleged failure to comply with the other Card Brands’ operating regulations. The amounts of the Card Brand claims described above are expected to be material, and the amounts we are required to pay to defend against and/or resolve those claims could have a material adverse effect on our results of operations and financial condition.

While we have determined that the Processing System Intrusion has triggered a loss contingency, to date an unfavorable outcome is not believed by us to be probable on those claims that are pending or have been threatened against us, or that we consider to be probable of assertion against us, and we do not have sufficient information to reasonably estimate the loss we would incur in the event of an unfavorable outcome on any such claim. Therefore, in accordance with SFAS No. 5, “Accounting for Contingencies,” no reserve/liability has been recorded with respect to any such claim as of December 31, 2008. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such unfavorable outcome is reasonably estimable, we will record a reserve for the claim in question. If and when we record such a reserve, it could be material and could adversely impact our results of operations, financial condition and cash flow. Costs we incurred related to investigations and remedial actions performed in December 2008 were not significant. Amounts we expect to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion that will be performed after December 31, 2008 will be recognized as incurred. Such costs are expected to be material and could adversely impact our results of operations, financial condition and cash flow.

Although we have insurance that we believe may cover some of the costs and losses that we may incur in connection with the above-described pending and potential lawsuits, inquiries, investigations and claims, we cannot now confirm that such coverage will, in fact, be provided or the extent of such coverage, if it is provided.

Other Legal Proceedings

On December 16, 2008, a putative class action was filed against us in the Superior Court of California, County of San Diego, Ryan McInerney, Hossein Vazir Zand v. Heartland Payment Systems, Inc. The plaintiffs purport to represent a putative class of individuals who allegedly were not reimbursed by us for business expenses and whose compensation was allegedly reduced for their costs of doing business. The plaintiffs seek unspecified monetary damages, penalties, injunctive and declaratory relief, and attorney’s fees and costs.

In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. We believe that the outcome of the proceedings to which we are currently a party will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during our fourth quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the New York Stock Exchange under the ticker symbol “HPY.” The following table sets forth the high and low sales prices of our common stock and dividend paid per share for the four quarters during the years ended December 31, 2007 and 2008:

	High	Low	Dividend Per Share
2007
Quarter Ended:
March 31, 2007	$29.01	$23.40	$0.05
June 30, 2007	$29.60	$23.66	$0.05
September 30, 2007	$33.00	$24.99	$0.075
December 31, 2007	$33.00	$25.37	$0.075
2008
Quarter Ended:
March 31, 2008	$27.01	$19.44	$0.09
June 30, 2008	$27.77	$20.63	$0.09
September 30, 2008	$33.00	$20.54	$0.09
December 31, 2008	$27.04	$12.01	$0.09

Holders of Common Stock

The number of shareholders of record of our common stock as of March 4, 2009 was 43.

Dividends

Until the third quarter of 2006, we had not paid any cash dividends on our common stock. On August 1, 2006, our Board of Directors declared the first quarterly cash dividend on our common stock. On February 20, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.025 per share of common stock, payable on March 16, 2009 to stockholders of record as of March 9, 2009.

Our Board of Directors believed it prudent to establish a new dividend rate in light of the current difficulties in the financial markets and potential claims related to the Processing System Intrusion. The payment of dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend on, among other factors, our earnings, stockholders’ equity, cash position and financial condition.

Securities Authorized For Issuance Under Equity Compensation Plans

We maintain the Heartland Payment Systems, Inc. 2008 Equity Incentive Plan under which shares of our common stock are authorized for issuance. For more information on this plan, see Note 14 to “Notes to Consolidated Financial Statements.” Information regarding the common stock issuable under this plan as of December 31, 2008 is set forth in the following table:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	5,308,173	$17.38	4,745,078
Equity compensation plans not approved by security holders	None	N/A	None
Total	5,308,173	$17.38	4,745,078

Purchases of Equity Securities by the Issuer

On January 13, 2006, our Board of Directors authorized management to repurchase up to the lesser of (a) 1,000,000 shares of our common stock or (b) $25,000,000 worth of our common stock in the open market. On August 1, 2006, our Board of Directors authorized management to repurchase up to 1,000,000 shares of our common stock in the open market using the proceeds from the exercise of stock options. On May 3, 2007, the Board of Directors eliminated the restriction in the August 1, 2006 repurchase authorization which required management to use only proceeds from the issuance of stock options for repurchases, and increased the total remaining authorized number of shares to be repurchased to 2,000,000. Under these authorizations, the Company had repurchased an aggregate of 2,574,284 shares of its common stock at a cost of $61.9 million, or an average cost of $24.04 per share through, February 28, 2008.

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

Performance Graph

The following graph compares the percentage change in cumulative total stockholder return on our common stock from August 10, 2005, the date our common stock was priced in connection with our initial public offering, through December 31, 2008 with the cumulative total return over the same period of (i) the S&P 500 Index and (ii) the S&P Information Technology Index.

The below comparison assumes $100 was invested on August 10, 2005 in our common stock and in the S&P 500 Index and the S&P Information Technology Index, and assumes reinvestment of dividends, if any. Historical stock prices are not indicative of future stock price performance.

	Base Period 08/10/05	Period Ended
		12/31/05	12/31/06	12/31/07	12/31/08
Heartland Payment Systems, Inc.	100.00	120.33	157.23	150.48	99.92
S&P 500	100.00	102.39	118.57	125.08	78.80
S&P Information Technology Index	100.00	101.53	110.08	128.03	72.80

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial information and other data for the years ended December 31, 2008, 2007, and 2006, which are derived from our consolidated financial statements included elsewhere in this report. Historical consolidated financial information for 2005 and 2004 are derived from our consolidated financial statements for those years (not included herein). The information in the following table should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of Operations Data:

Total revenues	$1,544,902	$1,313,846	$1,097,041	$834,824	$602,851

Costs of Services:
Interchange	1,093,546	962,025	804,267	611,736	438,738
Dues, assessments and fees	67,648	57,050	47,122	36,602	26,317
Processing and servicing	173,743	126,599	111,554	82,557	67,263
Customer acquisition costs	48,522	44,193	35,451	28,025	18,908
Depreciation and amortization	11,006	6,806	6,042	5,685	3,912

Total costs of services	1,394,465	1,196,673	1,004,436	764,605	555,138
General and administrative	79,828	57,404	47,787	37,761	31,501

Total expenses	1,474,293	1,254,077	1,052,223	802,366	586,639

Income from operations	70,609	59,769	44,818	32,458	16,212

Other income (expense):
Interest income	755	1,934	1,225	477	80
Interest expense	(3,206)	(785)	(753)	(1,553)	(1,385)
Losses on investments	(395)	(1,650)	—	—	—
Exit costs for Service Center	—	(1,267)	—	—	—
Fair value adjustment for warrants with mandatory redemption provisions	—	—	—	(2,912)	(509)
Gain on settlement of financing arrangement	—	—	—	5,140	—
Other, net	(5)	(841)	(669)	198	833

Total other income (expense)	(2,851)	(2,609)	(197)	1,350	(981)

Income before income taxes	67,758	57,160	44,621	33,808	15,231
Provision for income taxes	25,918	21,290	16,077	14,715	6,376

Net income	41,840	35,870	28,544	19,093	8,855
Income allocated to Series A Senior Convertible Participating Preferred Stock	—	—	—	(4,728)	(4,263)

Net income attributable to Common Stock	$41,840	$35,870	$28,544	$14,365	$4,592

Earnings per common share:
Basic	$1.12	$0.95	$0.78	$0.62	$0.28
Diluted	$1.08	$0.90	$0.71	$0.50	$0.26

Weighted average number of common shares outstanding:
Basic	37,521	37,686	36,394	23,069	16,408
Diluted	38,698	39,980	39,943	37,879	33,786

Cash dividends declared per common share	$0.36	$0.25	$0.05	—	—

Other Data:
Number of active bank card merchants serviced (at period end - in thousands)	230	155	133	110	89
Bank card processing volume for the period (in millions)	66,925	51,936	43,294	33,722	24,987

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:

Cash and cash equivalents	$27,589	$35,508	$16,054	$8,724	$4,376
Receivables, net	140,145	122,613	107,154	93,756	64,325
Total assets	463,619	329,189	251,768	183,685	133,926
Due to sponsor banks	68,212	49,798	27,253	34,530	45,153
Accounts payable	25,864	20,495	16,936	14,736	17,692
Current portion of borrowings	58,522	—	174	261	5,286
Long term portion of borrowings	16,984	—	—	173	7,808
Total liabilities	284,375	163,520	112,475	103,634	127,827
Total Stockholders’ Equity	179,244	165,669	139,293	80,051	6,099

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements and the risk factors included elsewhere in this report.

Overview

General

Our primary business is to provide bank card payment processing services to merchants in the United States and Canada. This involves facilitating the exchange of information and funds between merchants and cardholders’ financial institutions, providing end-to-end electronic payment processing services to merchants, including merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support and risk management. Our merchant customers primarily fall into two categories; our core small and mid-sized merchants (referred to as Small and Midsized Enterprises, or “SME”) and large national merchants, primarily in the petroleum industry. We also provide additional services to our merchants, such as payroll processing, gift and loyalty programs, and paper check processing, and we sell and rent point-of-sale devices and supplies.

On January 20, 2009, we publicly announced the Processing System Intrusion, which apparently had occurred during some portion of 2008. See “— Processing System Intrusion” for more detail.

At December 31, 2008, we provided our bank card payment processing services to approximately 168,850 active SME bank card merchants located across the United States. This represents a 9.1% increase over the 154,750 active SME bank card merchants at December 31, 2007. At December 31, 2008, we provided bank card payment processing services to approximately 82 large national merchants with approximately 55,761 locations. Our total bank card processing volume for the year ended December 31, 2008 was $66.9 billion, a 28.9% increase from the $51.9 billion processed during the year ended December 31, 2007. Bank card processing volume for 2008 includes $8.7 billion for large national merchants acquired with Network Services. For the years ended December 31, 2006 and 2005, our bank card processing volume was $43.3 billion and $33.7 billion, respectively.

In May 2008, we acquired the net assets of the Network Services Business unit (“Network Services”) of Alliance Data Network Services LLC (“Alliance”), for a cash payment of $92.5 million. The acquisition was financed through a combination of cash on hand and our credit facilities. Network Services provides processing of credit and debit cards to large national merchants, primarily in the petroleum industry. Network Services settled 604 million transactions representing over $17 billion of total annual Visa and MasterCard bank card processing volume in 2007. In addition to settling Visa and MasterCard transactions, Network Services processes a wide range of payment transactions for its predominantly petroleum customer base, including providing approximately 2.6 billion transaction authorizations through its front-end card processing systems (primarily for Visa and MasterCard) in 2007. Network Services added $8.7 billion to our bank card processing volume on 317 million settled transactions since its acquisition through December 31, 2008. Additionally, Network Services generated revenues on 1.6 billion transactions it authorized through its front-end card processing systems since its acquisition through December 31, 2008.

In March 2008, we acquired a majority interest in Collective Point of Sale Solutions Ltd. (“CPOS”) for a net cash payment of $10.1 million. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions. This acquisition added approximately 5,100 Canadian merchants and provides us an entrance into the Canadian credit and debit card processing market. We are now able to service merchants that have locations in both the United States and Canada. We do not expect the acquisition of CPOS to have a material impact on our 2009 revenues or net income.

In November 2008, we acquired the net assets of Chockstone, Inc. (“Chockstone”) for a net cash payment of $4.1 million. The Chockstone acquisition expands our ability to equip merchants nationwide with enhanced gift card and loyalty programs. Chockstone’s loyalty platform helps businesses of all sizes identify their most profitable customers and market to their unique needs - thereby increasing the frequency of their visits and the size of their average purchases. Chockstone’s loyalty marketing and gift card solutions are used by leading brands in more than 65,000 restaurants, convenience stores, and other retail locations in North America. We do not expect the acquisition of Chockstone to have a material impact on our 2009 revenues or net income.

We have developed a number of proprietary payment processing systems to increase our operating efficiencies and distribute our processing and merchant data to our three main constituencies: our merchant base, our sales force and our customer service staff. In 2001, we began providing authorization and data capture services to our SME merchants through our own front-end processing system, which we call HPS Exchange. In 2005, we began providing clearing, settlement and merchant accounting services through our own internally developed back-end processing system, which we call Passport. Passport enables us to customize these services to the needs of our Relationship Managers and SME merchants. Currently, we are further developing HPS Exchange and Passport to process the large national merchants which we acquired with Network Services.

During the years ended December 31, 2008, 2007 and 2006, approximately 83%, 75% and 64%, respectively, of our SME transactions were processed through HPS Exchange, which has decreased our operating costs per transaction. At December 31, 2008 and 2007, approximately 98% of our active SME merchants were processing on Passport, which also has contributed to decreasing our operating costs per transaction. With our conversion to Passport, our internally developed systems are providing substantially all aspects of most of our merchants’ processing needs, excluding Network Services. Previously, we relied on third party vendors for many of these services including bank card authorization and data capture services, settlement and merchant accounting services. We will continue to process a minority of our transactions through third party front-end systems.

The bank card revenue we earn in our SME business is recurring in nature, as we typically enter into three-year service contracts with our card processing merchants that, in order to qualify for the agreed-upon pricing, require the merchant to achieve bank card processing volume minimums. Most of our SME revenue is payment processing fees, which are a combination of a fee equal to a percentage of the dollar amount of each Visa or MasterCard transaction we process plus a flat fee per transaction. We make mandatory payments of interchange fees to card-issuing banks through Visa and MasterCard and dues, assessments and other network fees to Visa and MasterCard. Our SME gross bank card processing revenue is largely driven by Visa and MasterCard volume processed by merchants with whom we have processing contracts; as such, we also generally benefit from consumers’ increasing use of bank cards in place of cash and checks, and sales growth experienced by our retained bank card merchants. In contrast, Network Services revenues are largely driven by the number of transactions it processes (whether settled, or only authorized), not its processing volume, as the larger merchants which comprise Network Services’ customer base pay on a per transaction basis for processing services.

Significant increases in our sales force have led to significant growth in the number of SME merchants for whom we process. Our sales managers are compensated based on their success in growing the sales force and increasing the total SME bank card, payroll and check processing merchants in their regions. Our number of total Relationship Managers grew from 952 at December 31, 2006 and 1,117 at December 31, 2007, to 1,166 at December 31, 2008. We measure the production of our sales force by gross margin installed, which reflects the expected annual gross profit from a merchant/customer contract after deducting processing and servicing costs associated with that revenue. In 2008, our installed gross margin increased 13% over 2007 levels, which in turn represented a 22% increase over 2006 levels. The number of total SME bank card, payroll and check processing merchants we installed during year ended December 31, 2008 was 60,164 new merchants installed, compared to

61,502 new merchants installed during the year ended December 31, 2007 and 54,099 new merchants installed during the year ended December 31, 2006. Our installed margin has grown faster than merchant count due both to installing larger merchants, and increases in margin per dollar processed.

As a result of our commission-only compensation system for our sales force, we are able to increase the size of our sales force with minimal upfront costs. However, since we pay signing bonuses and commissions approximating 92% of the gross margin generated by a SME merchant in its first year, growth in installed margin consumes significant capital, as it typically takes approximately one year’s processing to cover the outlays for signing bonuses, commissions and payroll taxes.

In our SME business, same store sales growth, which represents the change in bank card processing volume for all bank card merchants that were processing with us in the same month a year earlier, contracted by 2.1% on average in 2008, compared to growth of 3.0% on average in 2007 and 4.2% on average in 2006. Same store sales growth or contraction results from the combination of the increasing use by consumers of bank cards for the purchase of goods and services at the point of sale, and sales growth or contraction experienced by our retained SME bank card merchants. The following table compares our same store sales growth or contraction for the 2008, 2007 and 2006 full years and by quarter during 2007 and 2008:

By Full Year	Same Store Sales Growth (Contraction)
2006 full year	4.2%
2007 full year	3.0%
2008 full year	(2.1)%

By Quarter 2007 and 2008
2007 first quarter	3.4%
2007 second quarter	3.3%
2007 third quarter	3.6%
2007 fourth quarter	2.1%

2008 first quarter	0.6%
2008 second quarter	(0.1)%
2008 third quarter	(2.0)%
2008 fourth quarter	(6.8)%

We attribute the declining rates of same store sales growth percentages in our SME business, including the increasing contraction rates we experienced during the second, third and fourth quarters of 2008, to declining economic conditions including impacts from severely contracted credit markets, a weak housing market, historically low consumer and investor confidence and a soft labor market leading to higher unemployment rates. Management believes that all of these factors have negatively impacted consumer confidence, disposable income, spending and behavior, which has impacted the businesses of our SME merchants. In addition, Management believes that the current challenging economic conditions and depressed consumer confidence, as well as the general contraction in credit availability, may continue to negatively impact our business.

We also derive recurring revenue from our payroll processing services, American Express and Discover processing, and maintenance fees on micro payment and campus solutions. Other revenues include sales of card processing and micro payment equipment and fees for additional services we provide, such as fees for handling merchants’ chargebacks.

We provide payroll processing services throughout the United States. At December 31, 2008, we processed payroll for 7,738 customers, an increase of 24.6% from 6,209 payroll customers at December 31, 2007.

Processing System Intrusion

On January 20, 2009, we publicly announced the Processing System Intrusion. The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by us during the transaction authorization process. Such data is not required to be encrypted while in transit under current payment card industry guidelines. We had received confirmation of our compliance with the Payment Card Initiative Data Security Standard (PCI-DSS) from a third-party assessor each year since the standard was announced, including most recently in April 2008. Card data that was affected by the Processing System Intrusion included card numbers, expiration dates, and certain other information from the magnetic stripe on the back of the payment card (including, for a small percentage of transactions, the cardholder’s name). However, the cardholder information that we process does not include addresses or Social Security numbers. Also, we believe that no unencrypted PIN data was captured. We believe the breach has been contained and did not extend beyond 2008. Our investigation of the Processing System Intrusion is ongoing.

We have been advised by Visa Inc. that based on Visa’s investigation of the Processing System Intrusion, Visa believes we are in violation of the Visa operating regulations and that, based on that belief, Visa has removed us from Visa’ published list of PCI-DSS compliant service providers until such time as we are re-certified as PCI-DSS compliant and the assessor’s report attesting to such re-certification has been reviewed and approved by Visa, intends to seek to impose fines on our sponsor banks, which fines (if successfully imposed) our sponsor banks could in turn seek to recover from us, intends to place us in a “probationary status” during the two years following our re-certification as being PCI-DSS compliant, during which time our failure to comply with the probationary requirements set forth by Visa or with the Visa operating regulations may result in Visa seeking to impose further risk conditions on us, including but not limited to our disconnection from VisaNet or our disqualification from the Visa payment system, and intends to treat some or all of the Visa accounts that Visa considers to have been placed at risk of compromise in the Processing System Intrusion as being eligible for Visa’s “Account Data Compromise Recovery” and “Data Compromise Recovery Solution” processes, which processes could result in Visa’s seeking to recover from our sponsor banks (and our sponsor banks in turn seeking to recover from us) amounts in respect of fraud losses and operating expenses that Visa believes Visa issuers to have incurred by reason of the Processing System Intrusion.

While we have determined that the Processing System Intrusion has triggered a loss contingency, to date, an unfavorable outcome is not believed by us to be probable on those claims that are pending or have been threatened against us, or that we consider to be probable of assertion against us, and we do not have sufficient information to reasonably estimate the loss we would incur in the event of an unfavorable outcome on any such claim. Therefore, in accordance with SFAS No. 5, “Accounting for Contingencies,” no reserve/liability has been recorded with respect to any such claims as of December 31, 2008. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such unfavorable outcome is reasonably estimable, we will record a reserve for the claim in question. If and when we record such a reserve, it could be material and could adversely impact our results of operations, financial condition and cash flow. Costs we incurred related to investigations and remedial actions performed in December 2008 were not significant. Amounts we expect to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion that will be performed after December 31, 2008 will be recognized as incurred. Such costs could be material and are expected to adversely impact our results of operations, financial condition and cash flow.

2008 Financial Highlights

For 2008, we recorded net income of $41.8 million, or $1.08 per diluted share, increases of 16.6% and 20.0%, respectively, from $35.9 million, or $0.90 per diluted share, in 2007. The increases were primarily driven by revenues added by the growth in our transaction processing volume and efficiencies realized in processing and servicing costs. Net income for 2008 included pre-tax charges of $0.4 million for losses on investments. Net income for 2007 included pre-tax charges of $1.7 million for the write off of an investment, $1.3 million to record the costs associated with exiting our old service center, and $0.8 million to record our liability from a legal proceeding under an indemnification we had provided to an insurer. The following is a summary of our financial results for 2008:

•	New installed gross margin increased by 13% over 2007.

•

Bank card processing volume during 2008 increased 28.9% to $66.9 billion from $51.9 billion during 2007; however, 2008 included $8.7 billion of processing volume from Network Services. Excluding Network Services processing volume, we received percentage-based revenues on processing volume of $57.9 billion, an increase of 11.6% over the $51.9 billion processed in 2007. This 11.6% increase in SME bank card processing volume was primarily attributable to a net increase in SME merchant accounts and installed gross margin. Additionally, Network Services generated revenues on the 317 million transactions it settled, and the 1.6 billion transactions it authorized through its front-end card processing systems since we acquired that business.

•

Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 30.2% to $383.7 million during 2008 from $294.8 million during 2007. The increase in net revenue was driven by the year-over-year increases in active merchants and processing volume, as well as the addition of revenues from Network Services. Excluding Network Services’ revenue, our net revenue grew by 15.3% during 2008.

•

Our processing and servicing costs for 2008 increased to 11.2% of our total revenues, from 9.6% of total revenues for 2007. The increase in processing and servicing expense included $25.1 million for Network Services and an increase of $3.5 million in merchant losses during the year ended December 31, 2008 as we incurred increased losses primarily related to merchants that had gone out of business due to weak economic conditions. The increase was also due to costs associated with the increased bank card processing volume, equipment costs of sales and the costs of operating our service center, particularly the costs of support personnel including field Account Managers and depreciation and amortization.

•	Our income from operations, which we also refer to as operating income, grew to $70.6 million for 2008 from $59.8 million for 2007. Our operating margin, which is measured as operating income divided by net revenue, was 18.4% for 2008, compared to 20.3% for 2007. Network Services’ operating margin is significantly lower than that of our historic business, and will materially reduce our combined operating margins in future periods.

•	Our effective income tax rate for 2008 was 38.3%, which compares to an effective tax rate of 37.2% for 2007. The higher effective tax rate for the year was due to increases in state income tax rates.

Components of Revenues and Expenses

Revenues. Our revenues fall into three categories: gross card processing revenue, payroll processing revenue and equipment-related income. Our gross card processing revenue primarily consists of discount, per-transaction (Network Services prices its card processing fees entirely on a per transaction basis) and periodic (primarily monthly) fees from the processing of bank card transactions, primarily Visa and MasterCard transactions, for merchants and authorization of transactions by Network Services. These fees are negotiated by our Relationship Managers with each merchant. Gross card processing revenue also includes American Express and Discover fees, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, check processing fees, gift and loyalty card fees and other miscellaneous revenue. Revenues are recorded at the time service is provided.

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

Expenses. Our most significant expense is interchange fees, which are set by the Visa and MasterCard card networks, and are paid to the card issuing banks. For our SME bank card processing, we do not offset bank card processing revenues and interchange fees because our business practice is to advance the interchange fees to most of our merchants when settling their daily transactions (thus paying the full amount of the transaction to the merchant), and then to collect our full discount fees from our merchants on the first business day of the next month. As Network Services does not advance interchange fees to its merchants, we record its portion of our processing revenues net of interchange fees. Interchange fees are calculated as a percentage of the dollar volume processed plus a per transaction fee. We also pay Visa and MasterCard network dues, assessments and fees, which are a combination of a percentage of the dollar volume processed and per transaction fees. Interchange fees and dues, assessments and fees are recognized at the time transactions are processed. It is our policy to pass along to our merchants any changes in interchange fees and card network dues, assessments and fees. Since the card networks regularly adjust those rates, our gross processing revenue will increase or decrease, but all the impact will be paid to the card issuing banks and our income from operations will not be affected.

Costs of services also include processing and servicing costs, customer acquisition costs, and depreciation and amortization. Processing and servicing costs include:

•

processing costs, which are either paid to third parties, including our bank sponsors, or represent the cost of our own authorization/capture and accounting/settlement systems. During 2008, third party costs represented about 74% of our processing costs and increased due to our addition of Network Services, with internal costs representing the remainder. During 2007, third party costs represented about 69% of our processing costs, compared to 74% during 2006. Approximately 17% of our third-party processing costs in 2008 were paid to Alliance Data Systems Corporation for processing Network Services Transactions. Approximately 35%, 66% and 71%, respectively, of our third-party processing costs in 2008, 2007 and 2006 were paid to TSYS Acquiring Solutions;

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

Other income (expense) consists of interest income on cash and investments, the interest cost on our borrowings, losses on investments, the gains or losses on the disposal or write down of property, plant and equipment and other non-operating income or expense items.

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

The amount of the up-front signing bonus paid for new SME bank card, payroll and check processing accounts is based on the estimated gross margin for the first year of the merchant contract. The gross signing bonuses paid during 2008, 2007 and 2006 were $43.8 million, $43.6 million and $32.6 million, respectively. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The net signing bonus adjustments made during 2008, 2007 and 2006 were positive $1.7 million, $1.1 million and $1.1 million, respectively. Positive signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year exceeds the estimated gross margin for that year, resulting in the underpayment of the up-front signing bonus. Negative signing bonus adjustments could result from prior overpayments of up-front signing bonuses, and would be recovered from the relevant salesperson. The amount of signing bonuses paid which remained subject to adjustment at December 31, 2008 and 2007 was $41.2 million and $41.8 million, respectively.

The deferred acquisition cost component is accrued for vested salespersons over the first year of bank card merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss in 2008, 2007 or 2006.

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

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.2 million at December 31, 2008 and 2007.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 to 2  1/2 years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During 2008, 2007 and 2006, we made buyout payments of approximately $7.0 million, $8.8 million and $10.7 million, respectively. We expect to make significant buyout payments in the future, subject to available cash, as such buyouts reduce the monthly payments we will have to make to our salespersons for such merchants in the future.

Reserve for Processing System Intrusion

The Processing System Intrusion requires us to make assumptions and estimates concerning the outcomes and related costs and losses in connection with various lawsuits, claims, and investigations. We make our estimates of costs based on our best judgments and anticipated outcomes of these lawsuits, claims, and investigations. While we have determined that the Processing System Intrusion has triggered a loss contingency, to date an unfavorable outcome is not believed by us to be probable on those claims that are pending or have been threatened against us, or that we consider to be probable of assertion against us, and we do not have sufficient information to reasonably estimate the loss we would incur in the event of an unfavorable outcome on any such claim. Therefore, in accordance with SFAS No. 5, “Accounting for Contingencies,” no reserve/liability has been recorded with respect to any such claims as of December 31, 2008. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such unfavorable outcome is reasonably estimable, we will record a reserve for the claim in question. If and when we record such a reserve, it could be material and could adversely impact our results of operations, financial condition and cash flow. Costs we incurred related to investigations and remedial actions performed in December 2008 were not significant. Amounts we expect to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion that will be performed after December 31, 2008 will be recognized as incurred. Such costs are expected to be material and could adversely impact our results of operations, financial condition and cash flow.

Merchant Deposits and Loss Reserves

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder’s dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At December 31, 2008 and 2007, we held SME merchant deposits totaling $15.8 million and $14.1 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent bank card processing volume. At December 31, 2008 and 2007, our loss reserve totaled $1,097,000 and $663,000, respectively. Aggregate bank card merchant losses, including losses charged to operations and the loss reserve, were $5.1 million, $2.8 million and $1.9 million for 2008, 2007 and 2006, respectively. As percentages of SME processing volume, in 2008, 2007 and 2006, we experienced losses of 0.0088%, 0.0054% and 0.0045%, respectively.

Chargebacks originating from large national merchant bank card processing are processed and carried by Fifth Third Bank, which is our third-party outsourced processor for settling large national merchant accounts.

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

Management believes that achieving these performance conditions is not “more likely than not” to occur therefore, no share-based compensation expense has been recorded for these stock options in 2008. The evaluation of the likelihood of achieving these performance conditions will be repeated quarterly, and at such point that vesting of some or all of the options becomes more likely than not, share-based compensation expense will be recorded.

We estimate the grant date fair value of the stock options we issue using a Black-Scholes valuation model. Our assumption for expected volatility is based on our historical volatility for those option grants whose expected life fall within a period we have sufficient historical volatility data related to market trading of our own Common Stock. For those option grants whose expected life is longer than we have sufficient historical volatility data related to market trading of our own Common Stock, we determine an expected volatility assumption by referencing the average volatility experienced by a group of our public company peers. For “plain-vanilla” stock options, we estimate the expected life of a stock option based on the simplified method as provided by the staff of the SEC in Staff Accounting Bulletins 107 and 110. The simplified method is used because, at this point, we do not have sufficient historical information to develop reasonable expectations about future exercise patterns. For the performance-based options, the expected life is estimated based on the average of three possible performance condition outcomes. Our dividend yield assumption is based on actual dividends expected to be paid over the expected life of the stock option. Our risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option. The weighted-average fair value of options we granted during 2008, 2007 and 2006 were $6.11, $7.64 and $9.25, respectively. The fair value of options granted during 2008, 2007 and 2006 was estimated at the grant date using the following weighted average assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected volatility	35%	31%	41%
Expected life	2.5 to 4.0 years	2.5 to 3.75 years	2.5 to 3.75 years
Expected Dividends	1.36%	0.90%	0.40%
Risk-free interest rate	2.98%	4.29%	4.79%

Prior to adopting SFAS No. 123R, we accounted for stock options using the intrinsic value method under APB No. 25 in which no compensation expense has been recognized for share-based compensation plans. Amounts we recognized in our financial statements during the years ended December 31, 2008, 2007 and 2006 with respect to share-based compensation plans were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Compensation expense recognized on share-based plans before income tax benefit	$1,517	$1,747	$1,323
Related income tax benefit recognized in the income statement	572	651	320
Cash received from stock option exercises	3,075	9,955	27,658
Excess tax benefit recorded for tax deductions resulting from the exercise of stock options	710	7,623	28,603
Tax benefit realized as reductions of estimated tax payments during the period	1,400	23,232	10,775

Additionally, SFAS No. 123R amended SFAS No. 95, Statement of Cash Flows (“SFAS No. 95”), to require the excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid, which is included within operating cash flows. Accordingly, cash provided by operating activities decreased and cash provided by financing activities increased by $0.7 million and $7.6 million, respectively, related to excess tax benefits from share-based awards in the years ended December 31, 2008 and 2007. In 2008, we realized $1.4 million as reductions of estimated tax payments and realized $11.4 million as reductions of estimated tax payments made during 2007 and $11.8 million from tax refunds we received in 2007 from the recapture of income taxes paid in 2005. The excess tax benefits result from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options.

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

We adopted FIN No. 48 on January 1, 2007 and as a result, recognized a $0.8 million reserve for unrecognized tax benefits related to uncertain tax positions as a liability on our consolidated balance sheet, increased deferred tax assets by $0.3 million and recorded a cumulative effect adjustment to Retained Earnings of $0.5 million. The Company had approximately $1.7 million of total gross unrecognized tax benefits as of December 31, 2008, approximately $1.3 million of which would impact the effective tax rate.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table shows certain income statement data as a percentage of revenue for the year ended December 31, 2008 compared to the year ended December 31, 2007 (in thousands of dollars):

					Change
	2008	% of Total Revenue	2007	% of Total Revenue	Amount	%
Total Revenues	$1,544,902	100.0%	$1,313,846	100.0%	$231,056	17.6%
Costs of Services:
Interchange	1,093,546	70.8%	962,025	73.2%	131,521	13.7%
Dues, assessments and fees	67,648	4.4%	57,050	4.3%	10,598	18.6%
Processing and servicing	173,743	11.2%	126,599	9.6%	47,144	37.2%
Customer acquisition costs	48,522	3.1%	44,193	3.4%	4,329	9.8%
Depreciation and amortization	11,006	0.7%	6,806	0.5%	4,200	61.7%

Total costs of services	1,394,465	90.3%	1,196,673	91.1%	197,792	16.5%
General and administrative	79,828	5.2%	57,404	4.4%	22,424	39.1%

Total expenses	1,474,293	95.4%	1,254,077	95.5%	220,216	17.6%

Income from operations	70,609	4.6%	59,769	4.5%	10,840	18.1%

Other income (expense):
Interest income	755	—	1,934	0.1%	(1,179)	(61.0)%
Interest expense	(3,206)	(0.2)%	(785)	(0.1)%	(2,421)	(308.4)%
Other, net	(400)	—	(3,758)	(0.3)%	3,358	89.4%

Total other (expense) income	(2,851)	(0.2)%	(2,609)	(0.2)%	(242)	(9.3)%

Income before income taxes	67,758	4.4%	57,160	4.3%	10,598	18.5%
Provision for income taxes	25,918	1.7%	21,290	1.6%	4,628	21.7%

Net income	$41,840	2.7%	$35,870	2.7%	$5,970	16.6%

Total Revenues. Total revenues increased by 17.6%, from $1,313.8 million in 2007 to $1,544.9 million in 2008, primarily as a result of a $221.3 million, or 17.2%, increase in our bank card processing revenues. The breakout of our total revenues for the years ended December 31, 2008 and 2007 was as follows (in thousands of dollars):

	Year Ended December 31,		Change from Prior Year
	2008	2007	Amount	%
Bank card processing revenues, gross	$1,504,381	$1,283,065	$221,316	17.2%
Payroll processing revenues	12,790	10,205	2,585	25.3%
Equipment-related income	27,731	20,576	7,155	34.8%

Total Revenues	$1,544,902	$1,313,846	$231,056	17.6%

The increase in our gross bank card processing revenues from $1,283.1 million in 2007 to $1,504.4 million in 2008 was primarily due to higher bank card processing volume. Our bank card processing volume in 2008 increased 28.9% to $66.9 billion, compared to $51.9 billion in 2007; however, the increase included $8.7 billion of settled processing volume from Network Services, which earns revenues on a per transaction basis. Excluding Network Services processing volume, we received percentage-based revenues on processing volume of $57.9 billion, an increase of 11.6% over the $51.9 billion processed in 2007. The increase in bank card processing volume was primarily attributable to a net increase in bank card merchant accounts, with the number of SME bank card merchant accounts growing by approximately 9.1% from 154,750 as of December 31, 2007 to 168,850 as of December 31, 2008, as well as growth in our average account size. The increase in new bank card merchant accounts was primarily the result of the growth in our sales force, combined with improved production from our existing sales force as previous additions to the sales force gain experience and seasoning. At December 31, 2008, we employed 1,166 Relationship Managers, up from 1,117 Relationship Managers at December 31, 2007. In addition, Network Services generated revenues of $55.5 million on the 317 million transactions it settled, and the 1.6 billion transactions it authorized through its front-end card processing systems, during the seven months ended December 31, 2008. We report Network Services bank card processing revenues net of interchange and dues, assessments and fees because the daily cash settlement with Network Services’ merchants is on a net basis.

Payroll processing revenues increased by 25.3%, from $10.2 million in 2007 to $12.8 million in 2008, primarily due to the 24.6% increase in the number of payroll processing customers. Payroll processing customers increased from 6,209 at December 31, 2007 to 7,738 at December 31, 2008. Payroll processing revenues include processing fees and the interest income we earn on funds held for customers. Payroll processing fees increased by 35% from $9.2 million in 2007 to $12.4 million in 2008, offset partially by a decrease in interest income earned on funds held for customers from $833,000 in 2007 to $370,000 in 2008 primarily due to lower interest rates in the current period and the application of available interest earning balances to offset bank fees.

Equipment-related income increased by 34.8%, from $20.6 million in 2007 to $27.7 million in 2008, due to the addition of equipment-related revenues from our campus payments solutions business acquired in October 2007, the addition of revenues from our May 2008 acquisition of Network Services, and growth in equipment sale revenues to new SME bank card merchants.

Costs of services. Costs of services increased 16.5% from $1.2 billion in 2007 to $1.4 billion in 2008, due primarily to an increase in interchange fees and processing and servicing costs. Costs of services represented 90.3% of total revenues in 2008, down slightly from 91.1% in 2007.

Interchange fees increased 13.7% from $962.0 million in 2007 to $1,093.5 million in 2008, and represented 70.8% of total revenues in 2008, compared to 73.2% of total revenues in the prior year period. The increase in interchange fees was primarily due to higher bank card processing volume in 2008. However, interchange fees as a percentage of total revenues declined due to the nature of Network Services’ bank card processing settlement practices. We report Network Services’ bank card processing revenues net of interchange fees because our daily cash settlement with Network Services’ merchants is on a net basis.

Dues, assessments and fees increased 18.6% from $57.1 million in 2007 to $67.6 million in 2008, also as the result of increased bank card processing volume. Dues, assessments and fees were 4.4% of total revenues in 2008, compared to 4.3% in 2007.

Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 30.2% from $294.8 million in 2007 to $383.7 million in 2008. The increase in net revenue was driven by the addition of net revenue from Network Services and by the year-over-year increases in active merchants and processing volume. Excluding Network Services’ net revenue addition, our net revenue would have grown by 15.3% in the year ended December 31, 2008.

Processing and servicing expense for 2008 increased by $47.1 million, or 37.2%, compared with 2007. The increase in processing and servicing expense included $25.1 million for Network Services and an increase of $3.5 million in merchant losses during the year ended December 31, 2008 as we incurred increased losses primarily related to merchants that had gone out of business possibly due to weak economic conditions. The increase in processing and servicing expense was also due to costs associated with the increased bank card processing volume, equipment costs of sales and increases in the costs of operating our Jeffersonville, Indiana service center, particularly the costs of support personnel, and depreciation and amortization.

As a percentage of total revenue, processing and servicing expense increased to 11.2% in 2008 compared with 9.6% in 2007. The increase in processing and servicing as a percentage of total revenue for 2008 reflects the addition of Network Services processing and servicing costs, partially offset by continued leveraging of our lower cost internally developed front-end processing system, HPS Exchange, and cost savings associated with our back-end processing system, Passport. Transactions processed on HPS Exchange represented approximately 83% of our total SME processing transactions during 2008, compared to 75% during 2007. We expect the increasing share of HPS Exchange in our total SME bank card merchant base to continue in the future. Included in processing and servicing expense was $3.8 million of payroll processing costs in 2008, an increase of 41.8% from $2.7 million recorded in 2007.

Customer acquisition costs increased 9.8% from $44.2 million in 2007 to $48.5 million in 2008. An increase in amortization of signing bonuses, mostly as a result of growth in new merchant accounts, was primarily responsible for the increase in the customer acquisition costs. Customer acquisition costs for the years ended 2008 and 2007 included the following components (in thousands of dollars):

	Year Ended December 31,
	2008	2007
Amortization of signing bonuses, net	$38,749	$31,450
Amortization of capitalized customer deferred acquisition costs	14,983	13,741
Increase in accrued buyout liability	10,307	13,286
Capitalized customer deferred acquisition costs	(15,517)	(14,284)

Total Customer Acquisition Costs	$48,522	$44,193

Depreciation and amortization expenses increased 61.7%, from $6.8 million in 2007 to $11.0 million in 2008. The increase for 2008 was primarily due to recording amortization of $2.5 million on the intangible assets acquired in the acquisitions of Network Services, CPOS and Chockstone, and depreciation expense recorded on information technology equipment to support the network and the continuing development of HPS Exchange and Passport. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized increased from $4.2 million in 2007 to $5.9 million in 2008. The total amount of capitalized costs for projects placed in service in 2008 and 2007 was $5.4 million and $2.3 million, respectively.

In December 2007, we completed the construction of, and moved into, approximately 96,000 square feet of office space for Phase 1 of our new service center and in December 2008 our equipment deployment group exited the former leased service center and has moved into the additional 125,000 square feet of multi-use space on the site of our new service center as the first part of Phase 2. The total amount of capitalized costs for the new service center placed in service in 2008 was $9.3 million.

General and administrative. General and administrative expenses increased 39.1%, from $57.4 million in 2007 to $79.8 million in 2008. The increase was primarily due to the addition of Network Services’ general and administrative expenses, and adding other personnel costs and marketing initiatives to continue building our corporate, information technology and marketing infrastructure, which are necessary to support our growth and our product development initiatives.

General and administrative expenses as a percentage of total revenue were 5.2% for 2008 and 4.4% for 2007. SFAS No. 123R share-based compensation expense was $1.5 million and $1.7 million in 2008 and 2007, respectively. Our payroll operation’s general and administrative expenses increased by 21.4%, from $4.2 million in 2007 to $5.1 million in 2008.

Income from operations. For the reasons described above, our income from operations, which we also refer to as operating income, improved from $59.8 million for 2007 to $70.6 million for 2008. Our operating margin, which is measured as operating income divided by net revenue, was 18.4% for 2008, compared to 20.3% for 2007. Network Services’ operating margin is significantly lower than that of our historic business, and will materially reduce our combined operating margins in future periods.

Interest income. Interest income decreased from $1.9 million in 2007 to $0.8 million in 2008, due primarily to the use of cash to acquire Network Services and CPOS, as well as lower interest rates. (see “—Liquidity and Capital Resources” for more detail on the use of cash).

Interest expense. Interest expense of $3.2 million was recorded in 2008, an increase from $785,000 in 2007. The increase in interest expense for 2008 was due to higher payables to our sponsor banks and borrowings we incurred to fund the acquisition of Network Services. Interest expense which we recorded on payables to our sponsor banks resulted from our practice of having our sponsor banks advance interchange fees to most of our merchants. Generally, when we have cash available for investment we fund these advances to our merchants first with our cash, then by incurring a payable to our sponsor banks when that cash has been expended. We pay our sponsor banks the prime rate on these payables. See “—Liquidity and Capital Resources—Credit Facility” for more detail on the borrowings.

Other, net. Other, net for 2008 included a loss on the sale of a debt security and write downs on a fixed-income bond fund.

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

Income Tax. Income taxes for 2008 were $25.9 million, reflecting an effective tax rate of 38.3%. This compares to an effective tax rate of 37.3% for 2007, which resulted in income tax expense of $21.3 million. The higher effective tax rate for the year ended December 31, 2008 was due to FIN 48 changes and state income tax increases.

Net income. As a result of the above factors, net income increased from $35.9 million in 2007 to $41.8 million in 2008.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table shows certain income statement data as a percentage of revenue for the year ended December 31, 2007 compared to the year ended December 31, 2006 (in thousands of dollars):

					Change
	2007	% of Total Revenue	2006	% of Total Revenue	Amount	%
Total Revenues	$1,313,846	100.0%	$1,097,041	100.0%	$216,805	19.8%
Costs of Services:
Interchange	962,025	73.2%	804,267	73.3%	157,758	19.6%
Dues, assessments and fees	57,050	4.3%	47,122	4.3%	9,928	21.1%
Processing and servicing	126,599	9.6%	111,554	10.2%	15,045	13.5%
Customer acquisition costs	44,193	3.4%	35,451	3.2%	8,742	24.7%
Depreciation and amortization	6,806	0.5%	6,042	0.6%	764	12.6%

Total costs of services	1,196,673	91.1%	1,004,436	91.6%	192,237	19.1%
General and administrative	57,404	4.4%	47,787	4.4%	9,617	20.1%

Total expenses	1,254,077	95.5%	1,052,223	96.0%	201,854	19.2%

Income from operations	59,769	4.5%	44,818	4.1%	14,951	33.4%

Other income (expense):
Interest income	1,934	0.1%	1,225	0.1%	709	57.9%
Interest expense	(785)	(0.1)%	(753)	(0.1)%	(32)	(4.2)%
Other, net	(3,758)	(0.3)%	(669)	—	(3,089)	(461.7)%

Total other (expense) income	(2,609)	(0.2)%	(197)	0.0%	(2,412)	(1224.4)%

Income before income taxes	57,160	4.3%	44,621	4.1%	12,539	28.1%
Provision for income taxes	21,290	1.6%	16,077	1.5%	5,213	32.4%

Net income	$35,870	2.7%	$28,544	2.6%	$7,326	25.7%

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

Dues, assessments and fees increased 21.1% from $47.1 million in 2006 to $57.0 million in 2007, also as the result of increased bank card processing volume. Dues, assessments and fees were 4.3% of total revenues in both 2007 and 2006.

Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 20.0% from $245.7 million in 2006 to $294.8 million in 2007.

Processing and servicing expense for 2007 increased by $15.0 million, or 13.5%, compared with 2006. The increase in processing and servicing expense was due primarily to costs associated with processing the increased bank card processing volume, and increases in the costs of operating our service center, particularly the costs of support personnel, including field Account Managers, and depreciation and amortization.

As a percentage of total revenue, processing and servicing expense decreased to 9.6% in 2007 compared with 10.2% in 2006. The decrease in processing and servicing as a percentage of total revenue for 2007 was driven by leveraging the lower costs of our internally developed front-end processing system, HPS Exchange, and cost savings associated with our back-end processing system, Passport. Transactions processed on HPS Exchange represented approximately 75% of our total processing transactions during 2007, compared to 64% during 2006. We expect the increasing share of HPS Exchange in our total bank card merchant base to continue in the future. In addition, we completed our conversion to our internally developed back-end processing system, Passport, on May 1, 2006, which is resulting in cost savings in providing back-end services. Included in processing and servicing expense was $2.7 million of payroll processing costs in 2007, an increase of 59.4% from $1.7 million recorded in 2006.

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

Net income. As a result of the above factors, net income increased from $28.5 million in 2006 to $35.9 million in 2007.

Balance Sheet Information

	December 31,
	2008	2007
	(in thousands)
Selected Balance Sheet Data

Cash and cash equivalents	$27,589	$35,508
Funds held for payroll customers	22,002	24,201
Receivables, net	140,145	122,613
Capitalized customer acquisition costs, net	77,737	70,498
Property and equipment, net	75,443	50,248
Goodwill and intangible assets, net	94,909	5,970
Total assets	463,619	329,189

Due to sponsor bank	68,212	49,798
Accounts payable	25,864	20,495
Deposits held for payroll customers	22,002	24,201
Borrowings:
Current portion	58,522	—
Long term portion	16,984	—
Accrued buyout liability:
Current portion	10,547	11,521
Long term portion	30,493	26,252
Total liabilities	284,375	163,520
Total stockholders’ equity	179,244	165,669

December 31, 2008 Compared to December 31, 2007

Total assets increased $134.4 million, or 40.8%, to $463.6 million at December 31, 2008 from $329.2 million at December 31, 2007, primarily due to increases in receivables, capitalized customer acquisition costs, property and equipment, net and goodwill and intangible assets, net. Cash and cash equivalents decreased by

$7.9 million or 22.3% primarily as the result of using cash in our investing activities, specifically our 2008 acquisitions and investments in property and equipment (see “—Liquidity and Capital Resources” for more detail).

The $53.0 million increase in goodwill at December 31, 2008 and the $36 million increase in intangible assets at December 31, 2008 were due to our May 2008 acquisition of Network Services for a net cash payment of $92.5 million, our March 2008 acquisition of CPOS for a net cash payment of $10.1 million, and our November 2008 acquisition of Chockstone for a net cash payment of $4.0 million. We recorded goodwill of $43.7 million and intangible assets of $34.4 million in the Network Services acquisition, goodwill of $9.4 million and intangible assets of $2.1 million in the CPOS acquisition, and goodwill of $1.6 million and intangible assets of $2.4 million in the Chockstone acquisition. The allocations of the Network Services, CPOS and Chockstone purchase prices are not final and may be adjusted in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, as more information becomes available.

Our receivables primarily are due from our bank card processing merchants and result from our practice of advancing interchange fees to most of our SME merchants during the processing month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge merchants for processing transactions. Generally, these advances to our SME merchants are funded first with our cash available for investment, then by incurring a payable to our sponsor banks when that cash has been expended. At December 31, 2008 and December 31, 2007, we used $17.5 million and $37.9 million, respectively, of our available cash to fund merchant advances. The decline in the amount of merchant advances we funded with our cash at December 31, 2008, from the December 31, 2007 level, was primarily attributable to using cash to fund our 2008 acquisitions. The amount due to our sponsor banks for funding advances was $68.2 million at December 31, 2008 and $49.8 million at December 31, 2007. The payable to our sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants.

Receivables also include amounts resulting from the sale, installation, training and repair of payment system hardware and software for prepaid card and stored-value card payment systems and campus payment solutions. Our total receivables increased $17.5 million, or 14.3%, to $140.1 million at December 31, 2008 from $122.6 million at December 31, 2007 mostly due to receivables added by Network Services. Network Services merchants are invoiced monthly, on payment terms that are typical for large national accounts.

Capitalized customer acquisition costs increased $7.2 million, or 10.3%, from December 31, 2007 as a result of increases in the number of SME merchants we service. Property and equipment increased $25.2 million, or 51.1%, primarily due to spending $16.7 million during 2008 on the construction of our new service center in Jeffersonville, Indiana. We completed constructing 96,000 square feet of office space for the Phase 1 of the new service center and opened it for operation in December 2007; in December 2008 our processing equipment deployment group moved into a portion of an additional 125,000 square feet of multi-use space constructed on the site. We also continued building our technology infrastructure, primarily hardware and software needed for the expansion of HPS Exchange and Passport.

Our borrowings at December 31, 2008 included $75.0 million under our May 30, 2008 amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders who may become a party to the Credit Agreement from time to time. The Amended and Restated Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $50 million (the “Revolving Credit Facility”) and a term credit facility in the aggregate amount of up to $25 million (the “Term Credit Facility”). See “— Liquidity and Capital Resources — Credit Facility” for more information on the Amended and Restated Credit Agreement.

On May 30, 2008, we borrowed $50 million under the Revolving Credit Facility and $25 million under the Term Credit Facility. We applied all of the proceeds from these borrowings to finance the acquisition of Network Services. At December 31, 2008, there was $50 million outstanding under the Revolving Credit Facility and $25 million outstanding under the Term Credit Facility. Of the combined $75 million outstanding, $58.3 million was included in current borrowings and $16.7 million was included in long-term borrowings at December 31, 2008. At December 31, 2008, our borrowings also included short-term capital lease obligations of $0.2 million and long-term capital lease obligations of $0.3 million, both acquired with Chockstone. We had no borrowings outstanding at December 31, 2007.

Total stockholders’ equity increased $13.6 million from December 31, 2007 primarily due to our net income of $41.8 million recorded for 2008, proceeds received from the exercise of employee stock options, which amounted to $3.1 million, and tax benefits recorded in additional-paid-in capital related to employees’ exercise of stock options and related tax benefits, which contributed $0.7 million. Stockholders’ equity was reduced by $18.0 million for the cost of purchasing treasury shares, $13.5 million for dividends declared on common stock and $2.1 million for foreign currency translation adjustments we recorded on our CPOS assets and liabilities. On February 28, 2008, our Board of Directors resolved to retire all common shares repurchased and include the retired shares in our authorized and unissued shares. Until February 28, 2008, the final disposition of the repurchased shares had not been decided. The excess of the purchase price of the treasury stock over the stated value was allocated between additional paid-in capital and retained earnings.

Liquidity and Capital Resources

General. Liquidity and capital resource management is a process focused on providing the funding we need to meet our short and long-term cash and working capital needs. We have used our funding sources to build our merchant portfolio and our technology platforms with the expectation that these investments will generate cash flows sufficient to cover our working capital needs and other anticipated needs for capital.

Our cash requirements include funding payments to salespersons for signing bonuses, residual commissions and residual buyouts, paying interest expense and other operating expenses, including taxes, constructing our new service center and investing in building our technology infrastructure. We expect that our future cash requirements will include material amounts required to defend against claims arising from the Processing System Intrusion and could include material amounts required to resolve such claims. At times, we have used cash to repurchase our common stock. We could in the future use cash for other unspecified acquisitions of related businesses or assets.

Other than borrowings we used to fund our May 2008 acquisition of Network Services, we fund our cash needs primarily with cash flow from our operating activities and through our agreements with our sponsor banks to fund SME merchant advances. Additionally, we could seek to raise cash by financing our owned service center in Jeffersonville, Indiana. We believe that our current cash and investment balances, cash generated from operations and our agreements with our sponsor banks to fund SME merchant advances will provide sufficient liquidity to meet our anticipated needs for operating capital for at least the next twelve months. However, we may face a liquidity challenge, particularly in light of current conditions in the financial markets, if we are unable to meet cash requirements arising from the Processing System Intrusion from our operating cash flow. See “— Overview — Processing System Intrusion” for more detail.

On December 31, 2008, we were fully borrowed on our credit facilities, which total $75.0 million. However, the revolving credit facility provides for an increase of $25 million upon the prior approval of the administrative agent. See “— Credit Facility” for more details.

2008 Acquisitions. As of May 31, 2008, we acquired the net assets of the Network Services Business unit of Alliance Data Network Services LLC, for a cash payment of $77.5 million plus the net working capital of Network Services on the closing date, for a total purchase price of $92.5 million. The acquisition was financed through a combination of cash on hand and our credit facilities. Network Services provides processing of credit and debit cards to large national merchants, primarily in the petroleum industry. On March 3, 2008, we acquired a majority interest in Collective Point of Sale Solutions Ltd. (“CPOS”) for a net cash payment of $10.1 million. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions. On November 14, 2008, we acquired Chockstone, Inc. for a net cash payment of $4.0 million. Chockstone provides loyalty marketing and gift card solutions to restaurant, convenience store, and other retail locations in North America. The acquisitions of CPOS and Chockstone are not expected to have a material impact on earnings in the near term.

2007 Acquisitions. On October 19, 2007, we acquired the assets of General Meters Corporation, a provider of multipurpose card systems for college and university campuses, for a net cash payment of $6.0 million. The General Meters acquisition provided us with a customer base of colleges and universities for our campus card product. General Meters was combined with our subsidiary Debitek Inc., which we acquired in February 2006. This acquisition is not expected to have a material impact on earnings in the near term.

2006 Acquisitions. We acquired Debitek, a prepaid card and stored-value card solutions provider, in February 2006 for a net cash payment of $3.5 million. The acquisition of Debitek provided us with a proven platform in the stored-value and prepaid cards market, particularly with respect to small-dollar payment applications. This acquisition is not expected to have a material impact on earnings in the near term.

At December 31, 2008, we had cash and cash equivalents totaling $27.6 million, compared to cash and cash equivalents of $35.5 million at December 31, 2007 and $16.1 million at December 31, 2006.

Our working capital, defined as current assets less current liabilities, was negative at December 31, 2008 primarily due to funding the Network Services acquisition with cash and predominately current borrowings. Our working capital was positive at December 31, 2007 and 2006.

Each funding source and use is described in more detail below.

Cash Flow Provided by (Used in) Operating Activities. We reported net cash provided by operating activities of $87.5 million in 2008, compared to $72.6 million in 2007. In 2006, we used $3.9 million in operating activities.

The most significant contributor to the increase in cash provided by operating activities for 2008 was our net income for 2008 as adjusted for depreciation and amortization, additions to loss reserves, provision for doubtful receivables, share-based compensation expense, and deferred taxes. Also contributing favorably to cash provided by operating activities was an increase in due to sponsor banks. The increase in the amounts due to sponsor banks was mostly due to using available cash, which otherwise would have been available to fund merchant advances, to fund the acquisitions of Network Services, CPOS and Chockstone, as well as treasury stock purchases during 2008.

The 2007 improvement over 2006 in cash provided by operating activities was also due to an increase in the amount due to sponsor banks and increased net income for 2007, as adjusted for depreciation and amortization, additions to loss reserves, provision for doubtful receivables, share-based compensation expense, other non-cash charges and deferred taxes.

Other major determinants of operating cash flow each year are net signing bonus payments, which consume increasing amounts of operating cash as our new merchant installation activity rises, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout liability” for more information. Net signing bonuses of $45.5 million, $44.7 million and $33.7 million, respectively, were paid in 2008, 2007 and 2006. In 2008, 2007 and 2006, we reduced the accrued buyout liability by making buyout payments of $7.0 million, $8.8 million and $10.7 million, respectively.

Contained within other changes in operating assets and liabilities are the changes in our receivables and due to sponsor banks. Our receivables primarily are due from our bank card processing merchants and result from our practice of advancing interchange fees to most of our SME merchants during the processing month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge merchants for processing transactions. Generally, these advances to our SME merchants are funded first with our cash available for investment, then by incurring a payable to our sponsor banks when that cash has been expended. The payable to the sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. At December 31, 2008, we had used $17.5 million of cash to fund merchant advances, compared to $37.9 million at December 31, 2007 and $44.6 million at December 31, 2006. The amount due to sponsor banks for funding advances was $68.2 million, $49.8 million and $27.3 million, respectively, at December 31, 2008, 2007 and 2006. During 2008, our receivables from SME merchants were down slightly from December 31, 2007, while we increased our payable to sponsor banks by $18.4 million. The increase in the payable to sponsor banks was applied in funding the purchase prices to acquire Network Services, CPOS and Chockstone, and the $18.0 million cost to repurchase treasury stock during 2008.

Our reported cash flow from operating activities for 2008, 2007 and 2006 was impacted by the cash flow reporting requirements of SFAS No. 123R and SFAS No. 95, Statement of Cash Flow, as amended. These statements require the amount of tax benefits resulting from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options in excess of the amount of SFAS No. 123R compensation cost recognized (referred to as “excess tax benefits” in this document), to be classified as a cash inflow from financing activities on our Statement of Cash Flow and a cash outflow from operating activities. In 2008, 2007 and 2006, our operating cash flow was reduced by the classification of $0.7 million, $7.6 million and $28.6 million, respectively, of excess tax benefits as cash inflow from financing activities.

Cash Flow Used in Investing Activities. Net cash used in investing activities was $142.5 million in 2008, compared to $42.3 million in 2007 and $17.9 million in 2006. During each period, we used cash to fund capital expenditures and acquisitions. Total capital expenditures for 2008 were $35.0 million, compared to $34.2 million invested in 2007 and $14.0 million invested in 2006. Included in capital expenditures was $16.7 million, $24.5 million and $5.9 million, respectively, for construction of our new service center facility. Construction commenced in 2006 and we completed 96,000 square feet of office space for Phase 1 of the new service center and opened it for operation in December 2007. In December 2008 our processing equipment deployment group moved into a portion of an additional 125,000 square feet of multi-use space constructed on the site. See “—Contractual Obligations” for more detail regarding cumulative cash outlays and expected future funding requirements related to our new service center. We also continued building our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and Passport. To further develop our technology, we anticipate that these expenditures will continue near current levels. Additionally, our technology expenditures could be increased by measures we implement after the Processing System Intrusion to further enhance the security of our computer system.

During the years ended December 31, 2008, 2007 and 2006, we invested in the following acquisitions: March 2008, we acquired CPOS for a net cash payment of $10.1 million; May 2008, we acquired Network Services for a cash payment of $92.5 million; November 2008, we acquired Chockstone, Inc. for a net cash payment of $4.0 million; October 2007, we acquired General Meters Corporation for a net cash payment of $6.0 million; and February 2006, we acquired Debitek, Inc. for a net cash payment of $3.5 million.

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

Cash Flow Provided By (Used in) Financing Activities. Net cash provided from financing activities was $47.3 million in 2008, compared to net cash used in financing activities of $10.9 million in 2007, and net cash provided by financing activities of $29.1 million in 2006. Cash flow from financing activities in 2008 was positive primarily due to proceeds from borrowings under our Credit Facility. See “— Credit Facility” for more details on these borrowings and the application of funds borrowed. We also used cash to repurchase our common stock and for dividend payments. See “— Common Stock Repurchases” for more information on our common stock repurchases authorization. Cash flow from financing activities in 2007 was negative primarily due to our common stock repurchases and dividend payments.

Cash flow from financing activities in 2006 was positive primarily due to the proceeds received from employees exercising stock options and from excess tax benefits. However, most of the cash proceeds received from the exercise of employee stock options in 2006 were used to repurchase shares of our common stock.

During 2008 and 2007, employees exercised stock options generating cash in the aggregate amount of $3.1 million and $10.0 million, respectively. Offsetting the cash provided from employees’ exercise of stock options in 2008 and 2007 was the use of $18.0 million and $18.9 million of cash to repurchase 781,584 shares and 731,500 shares, respectively, of our common stock. See “— Common Stock Repurchases” for more information. During 2006, employees exercised their stock options and PEPShares Plan options generating cash in the aggregate amount of $27.7 million.

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

Financing cash activities for each year were favorably impacted by excess tax benefits which resulted from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options. During 2008, 2007 and 2006, we reported as a financing cash inflow, $0.7 million, $7.6 million and 28.6, respectively, of excess tax benefits resulting from employees exercising stock options. We actually realized cash tax benefits of $1.4 million, $23.2 million and 10.8 million, respectively, in 2008, 2007 and 2006 for excess tax benefits resulting from employees exercising stock options. See “— Cash Flow Provided by (Used in) Operating Activities” for more detail.

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

The Amended and Restated Credit Agreement contains covenants, which include our maintenance of certain leverage and fixed charge coverage ratios, limitations on our indebtedness, liens on our properties and assets, our investments in, and loans to, other business units, our ability to enter into business combinations and asset sales, and certain other financial and non-financial covenants. These covenants also apply to our subsidiaries. As of December 31, 2008, we were in compliance with these covenants. If we record a reserve for, or otherwise incur significant costs or losses related to, the Processing Systems Intrusion, it could cause us to violate these covenants.

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

Under these authorizations, we repurchased an aggregate of 2,574,284 shares of our common stock during the years ended December 31, 2006, 2007 and 2008 at a cost of $61.9 million, or average cost of $24.04 per share.

During the years ended December 31, 2008, 2007 and 2006, we repurchased 781,584 shares, 731,500 and 1,061,200 shares, respectively, of our common stock at average per share costs of $23.02, $25.78 and $23.59. At December 31, 2008, we have remaining authorization to repurchase up to 525,716 additional shares of our common stock.

Dividends on Common Stock. On August 1, 2006, our Board of Directors declared the first quarterly cash dividend on our common stock. The following table summarizes quarterly cash dividends declared and paid on our common stock:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Twelve Months Ended December 31, 2006:
August 1, 2006	August 25, 2006	September 15, 2006	$0.025
November 2, 2006	November 24, 2006	December 15, 2006	$0.025

Twelve Months Ended December 31, 2007:
February 12, 2007	February 23, 2007	March 15, 2007	$0.05
May 3, 2007	May 25, 2007	June 15, 2007	$0.05
July 30, 2007	August 24, 2007	September 15, 2007	$0.075
October 31, 2007	November 23, 2007	December 15, 2007	$0.075

Twelve Months Ended December 31, 2008:
February 13, 2008	February 28, 2008	March 15, 2008	$0.09
April 30, 2008	May 23, 2008	June 15, 2008	$0.09
August 5, 2008	August 22, 2008	September 15, 2008	$0.09
November 4, 2008	November 24, 2008	December 15, 2008	$0.09

On February 20, 2009, our Board of Directors declared a quarterly cash dividend of $0.025 per share of common stock, payable on March 16, 2009 to stockholders of record as of March 9, 2009. Our Board of Directors believed it prudent to establish a new dividend rate in light of the current difficulties in the financial markets and potential claims related to the Processing System Intrusion.

Contractual Obligations. The Visa and MasterCard networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we must do so. As the majority of our SME transactions involve the delivery of the product or service at the time of the transaction, a good basis to estimate our exposure to chargebacks is the last four months’ bank card processing volume on our SME portfolio, which was $18.7 billion, $17.9 billion and $15.1 billion for the four months ended December 31, 2008, 2007 and 2006, respectively. However, during the four months ended December 31, 2008, 2007 and 2006, we were presented with $10.2 million, $10.5 million and $8.4 million, respectively, of chargebacks by issuing banks. In 2008, 2007 and 2006, we incurred merchant credit losses related to chargebacks of $5.1 million, $2.8 million and $1.9 million, respectively, on total SME dollar volume processed of $57.9 billion, $51.9 billion and $43.3 billion, respectively. These credit losses are included in processing and servicing expense in our consolidated statements of income.

Chargebacks originating from large national merchant bank card processing are processed and carried by Fifth Third Bank, which is our third-party outsourced processor for settling large national merchant accounts.

The following table reflects our significant contractual obligations as of December 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Processing providers (a)	$10,757	$5,978	$4,779	$—	$—
Telecommunications providers	8,505	5,194	3,311	—	—
Office and equipment leases	17,677	4,598	6,522	3,345	3,212
Term Loan Facility	25,000	8,333	16,667	—	—
Land, construction and equipment (b)	6,864	6,864	—	—	—
Capital lease obligations	571	246	325	—	—

	$69,374	$31,213	$31,604	$3,345	$3,212

(a)	We have agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. Our agreements with third-party processors require us to submit a minimum monthly number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay the third party processors the fees that they would have received if we had submitted the required minimum number or volume of transactions.
(b)	These amounts relate to contractual commitments we have for constructing our new service center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with the development of this site. Through December 31, 2008, we have spent approximately $48.2 million of our cash on our new service center, including $1.7 million to acquire land, and over the next twelve months we expect to spend approximately $13.6 million more on its development, including the contractual obligations in the above table.

In addition, we record a payable to our sponsor banks each month in conjunction with our monthly processing activities. This amount was $68.2 million and $49.8 million as of December 31, 2008 and 2007, respectively. This amount is repaid on the first business day of the following month out of the fees collected from our merchants.

Unrecognized Tax Benefits. At December 31, 2008, we had gross tax effected unrecognized tax benefits of approximately $1.7 million. See “— Critical Accounting Estimates — Income Taxes.” As of December 31, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

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

Legal and Regulatory Considerations

Processing System Intrusion Legal Proceedings

        To date, we have had several lawsuits filed against us and we expect additional lawsuits will be filed. These include lawsuits which assert claims against us by cardholders (including various putative class actions seeking in the aggregate to represent all cardholders in the United States whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion), and banks that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion (including various putative class actions seeking to represent all financial institutions that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion), seeking damages allegedly arising out of the Processing System Intrusion and other related relief. The actions generally assert various common-law claims such as claims for negligence and breach of contract, as well as, in some cases, statutory claims such as violation of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The putative cardholder class actions seek various forms of relief including damages, injunctive relief, multiple or punitive damages, attorney’s fees and costs. The putative financial institution class actions seek compensatory damages, including recovery of the cost of issuance of replacement cards and losses by reason of unauthorized transactions, as well as injunctive relief, attorney’s fees and costs. We have filed a motion with the Judicial Panel on Multidistrict Litigation seeking to have these cases consolidated for pre-trial proceedings before the United States District Court for the Southern District of Texas. The putative consumer class actions and putative financial institution class actions filed against us through March 13, 2009 are described in “Legal Proceedings—Processing System Intrusion Legal Proceedings”.

A putative class action was commenced against us and certain of our executive officers alleging violations of the federal securities laws in connection with our disclosures relative to the Processing System Intrusion and the alleged trading of our securities by four Heartland insiders. This case, Davis v. Heartland Payment Systems, Inc., Robert O. Carr and Robert H.B. Baldwin, Jr., was commenced on March 6, 2009 in the United States District Court for the District of New Jersey. The plaintiff in the putative federal securities law class action seeks to represent all purchasers of our securities between August 5, 2008 and February 23, 2009 and seeks to recover losses such purchasers allegedly incurred by reason of their purchases, as well as related costs and expenses.

We have been advised by the SEC that it has commenced an informal inquiry and we have been advised by the United States Attorney for the District of New Jersey that it has commenced an investigation, in each case to determine whether there have been any violations of the federal securities laws in connection with our disclosure of the Processing Systems Intrusion and the alleged trading in our securities by certain of our employees, including certain executive officers.

We have been contacted by the Federal Financial Institutions Examination Council and informed that it will be making inquiries into the Processing System Intrusion, and the Federal Trade Commission, by letter dated February 19, 2009, has requested that we provide information about our information security practices. Additionally, we have received written or telephonic inquiries relating to the Processing System Intrusion from a number of state Attorneys General’s offices, including a Civil Investigative Demand from the Louisiana Department of Justice Office of the Attorney General, the Canadian Privacy Commission, and other government officials. We are cooperating with the government officials in response to each of these inquiries. We expect that additional lawsuits may be filed against us relating to the Processing System Intrusion and that additional inquiries from governmental agencies may be received or investigations may be commenced.

        Although we intend to defend the lawsuits, investigations and inquiries described above vigorously, we cannot predict the outcome of such lawsuits, investigations and inquiries . Apart from damages claimed in such lawsuits and in other lawsuits relating to the Processing System Intrusion that may be filed, we may be subject to fines or other obligations as a result of the government inquiries and investigations described above and additional governmental inquiries or investigations relating to the Processing System Intrusion that may be commenced. The Card Brands may also assert claims seeking to impose fines, penalties, and/or other assessments against us or our sponsor banks (who would seek indemnification from us pursuant to our agreements with them) based upon the Processing System Intrusion. In that regard, we have been advised by Visa that based on Visa’s investigation of the Processing System Intrusion Visa believes we are in violation of the Visa Operating Regulations and that, based on that belief, Visa has removed us from Visa’s published list of PCI-DSS compliant service providers until such time as we are re-certified as PCI-DSS compliant and the assessor’s report attesting to such re-certification has been reviewed and approved by Visa, intends to seek to impose fines on our sponsor banks, which fines (if successfully imposed) our sponsor banks could in turn seek to recover from us, intends to place us in a “probationary status” during the two years following our re-certification as being PCI-DSS compliant, during which time our failure to comply with the probationary requirements set forth by Visa or with the Visa Operating Regulations may result in Visa seeking to impose further risk conditions on us, including but not limited to our disconnection from VisaNet or our disqualification from the Visa payment system, and intends to treat some or all of the Visa accounts that Visa considers to have been placed at risk of compromise in the Processing System Intrusion as being eligible for Visa’s “Account Data Compromise Recovery” and “Data Compromise Recovery Solution” processes, which processes could result in Visa’s seeking to recover from our sponsor banks (and our sponsor banks in turn seeking to recover from us) amounts in respect of fraud losses and operating expenses that Visa believes Visa issuers to have incurred by reason of the Processing System Intrusion. We expect the other Card Brands will assert claims seeking to impose fines, penalties, and/or other assessments against us or our sponsor banks (who would seek indemnification from us pursuant to our agreements with them) based upon the Processing System Intrusion. By these claims, we expect the other Card Brands to seek to recover from us, or from our sponsor banks (who would in turn seek to recover from us), assessments in respect of fraud losses and operating expenses (including card reissuance costs and non-ordinary-course account monitoring expenses) that the other Card Brands believe either themselves or their issuers to have incurred by reason of the Processing System Intrusion, as well as fines and/or penalties by reason of our alleged failure to comply with the other Card Brands’ operating regulations. The amounts of the Card Brand claims described above are expected to be material, and the amounts we are required to pay to defend against and/or resolve those claims are expected to be material could have a material adverse effect on our results of operations and financial condition.

While we have determined that the Processing System Intrusion has triggered a loss contingency, to date an unfavorable outcome is not believed by us to be probable on those claims that are pending or have been threatened against us, or that we consider to be probable of assertion against us, and we do not have sufficient information to reasonably estimate the loss we would incur in the event of an unfavorable outcome on any such claim. Therefore, in accordance with SFAS No. 5, “Accounting for Contingencies,” no reserve/liability has been recorded with respect to any such claim as of December 31, 2008. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such unfavorable outcome is reasonably estimable, we will record a reserve for the claim in question. If and when we record such a reserve, it could be material and could adversely impact our results of operations, financial condition and cash flow. Costs we incurred related to investigations and remedial actions performed in December 2008 were not significant. Amounts we expect to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion that will be performed after December 31, 2008 will be recognized as incurred. Such costs are expected to be material and could adversely impact our results of operations, financial condition and cash flow.

Although we have insurance that we believe may cover some of the costs and losses that we may incur in connection with the above-described pending and potential lawsuits, inquiries, investigations and claims, we cannot now confirm that such coverage will, in fact, be provided or the extent of such coverage, if it is provided.

Other Legal Proceedings

On December 16, 2008, a putative class action was filed against us in the Superior Court of California, County of San Diego, Ryan McInerney, Hossein Vazir Zand v. Heartland Payment Systems, Inc. The plaintiffs purport to represent a putative class of individuals who allegedly were not reimbursed by us for business expenses and whose compensation was allegedly reduced for their costs of doing business. The plaintiffs seek unspecified monetary damages, penalties, injunctive and declaratory relief, and attorney’s fees and costs.

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

We have interest rate risk related to our payable to our sponsor banks. During each month, KeyBank and Heartland Bank advance interchange fees to most of our merchants. We fund these advances first by applying a portion of our available cash and then by incurring a significant payable to our sponsor banks, bearing interest at the prime rate. At December 31, 2008, our payable to our sponsor banks was $68.2 million. This payable is repaid on the first business day of the following month out of fees collected from our merchants. During the quarter ended December 31, 2008 the average daily interest-bearing balance of that payable was approximately $22.1 million. The outstanding balance of our payable to our sponsor banks is directly related to our bank card processing volume and also will fluctuate depending on the amount of our available cash. A hypothetical 100 basis point change in short-term interest rates applied to our average payable to sponsor banks would result in a change of approximately $221,000 in annual pre-tax income.

We also incur interest rate risk on borrowings under our Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides for a Revolving Credit Facility in an aggregate amount of up to $50 million and a Term Credit Facility in an aggregate amount of up to $25 million. The Term Credit Facility requires amortizing payments in the amount of $2,083,333 on the last business day of each fiscal quarter commencing March 31, 2009. Under the terms of the Amended and Restated Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or nine month adjusted LIBOR rates or equal to the greatest of prime, the secondary market rate for three month certificates of deposits plus 1% and the federal funds rate plus 0.50%, in each case plus a margin determined by the Company’s current leverage ratio. During the quarter ended December 31, 2008, the average daily interest-bearing balance outstanding under the Amended and Restated Credit Agreement was $75.0 million. A hypothetical 100 basis point increase in short-term interest rates applied to our average outstanding balance under the Amended and Restated Credit Agreement would result in a decline of approximately $750,000 in annual pre-tax income.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities within three years. At December 31, 2008, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $48,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $60,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $48,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $60,000.

Foreign Currency Risk. While substantially all of our business is conducted in U.S. dollars, our Canadian processing subsidiary, CPOS, conducts its operations in Canadian dollars. Consequently, a portion of CPOS’ revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our CPOS subsidiary. We have not hedged our translation risk on foreign currency exposure. For year ended December 31, 2008, foreign currency exposures had an immaterial impact on our revenues and our net income. At December 31, 2008, fluctuations in exchange rates on CPOS’ assets and liabilities reduced our Other Comprehensive Income by $2.1 million.

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

The FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), in September 2006. SFAS No. 157 establishes a single authoritative definition of fair value in generally accepted accounting principles (GAAP), sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS No. 157 was effective for the Company on January 1, 2008. The adoption of SFAS No. 157 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. The Fair Value Option is applied instrument by instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument. The effect of the first re-measurement to fair value is reported as a cumulative-effect adjustment to the opening balance of Retained earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted, subject to certain conditions. The adoption of SFAS No. 159 did not have any effect on our consolidated financial position, results of operations or cash flows and therefore, was not elected by the company.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires a noncontrolling interest in a subsidiary to be reported as equity, separate from the parent’s equity, in the consolidated statement of financial position and the amount of net income or loss and comprehensive income or loss attributable to the parent and noncontrolling interest to be presented separately on the face of the consolidated financial statements. Changes in a parent’s ownership interest in its subsidiary in which a controlling financial interest is retained are accounted for as equity transactions. If a controlling financial interest in the subsidiary is not retained, the subsidiary is deconsolidated and any retained noncontrolling equity interest is initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively, except that presentation and disclosure requirements are to be applied retrospectively for all periods presented. The adoption of SFAS No. 160 did not have a material effect on our Consolidated Financial Statements.

In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods (“SAB 110”). SAB 110 amends SAB 107 to allow the continued use, under certain circumstances, of the simplified method in developing the expected term for stock options. SAB 110 is effective January 1, 2008. We adopted the provisions of SAB 110 effective January 1, 2008. The adoption of SAB 110 will impact the our Consolidated Financial Statements prospectively in the event circumstances provide for application of the simplified method to future stock option grants we make.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,

“Goodwill and Other Intangible Assets” (“SFAS No. 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is not permitted. The adoption of FSP FAS 142-3 will impact our Consolidated Financial Statements in the event of any intangible assets acquired after the effective date.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. Currently, GAAP hierarchy is provided in the American Institute of Certified Public Accountants U.S. Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“AU Section 411”). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. The adoption of SFAS No. 162 did not have a material effect on its Consolidated Financial Statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two class method described in SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and prior period earnings per share data presented is to be adjusted retrospectively. The adoption of FSP EITF 03-6-1 did not have a material effect on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Heartland Payment Systems, Inc.

We have audited the accompanying consolidated balance sheets of Heartland Payment Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1, 17 and 22 to the consolidated financial statements, on January 20, 2009, the Company announced the discovery of a criminal breach of its payment systems environment that apparently had occurred during some portion of 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Heartland Payment Systems, Inc.

We have audited the internal control over financial reporting of Heartland Payment Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A herein. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 16, 2009 expressed an unqualified opinion and included an explanatory paragraph regarding the discovery of a criminal breach of the Company’s payment systems environment that apparently had occurred during some portion of 2008.

/s/ Deloitte Touche LLP
Philadelphia, Pennsylvania
March 16, 2009

Heartland Payment Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$27,589	$35,508
Funds held for payroll customers	22,002	24,201
Receivables, net	140,145	122,613
Investments held to maturity	1,410	1,119
Inventory	8,381	5,383
Prepaid expenses	6,662	3,478
Current tax asset	2,440	5,449
Current deferred tax assets, net	6,723	690

Total current assets	215,352	198,441
Capitalized customer acquisition costs, net	77,737	70,498
Deferred tax assets, net	—	3,878
Property and equipment, net	75,443	50,248
Goodwill	58,456	5,489
Intangible assets, net	36,453	481
Deposits and other assets	178	154

Total assets	$463,619	$329,189

Liabilities and stockholders’ equity
Current liabilities:
Due to sponsor banks	$68,212	$49,798
Accounts payable	25,864	20,495
Deposits held for payroll customers	22,002	24,201
Current portion of accrued buyout liability	10,547	11,521
Merchant deposits and loss reserves	16,872	14,757
Accrued expenses and other liabilities	26,315	15,266
Current portion of borrowings	58,522	—

Total current liabilities	228,334	136,038
Deferred tax liabilities, net	6,832	—
Reserve for unrecognized tax benefits	1,732	1,230
Long-term portion of borrowings	16,984	—
Long-term portion of accrued buyout liability	30,493	26,252

Total liabilities	284,375	163,520

Commitments and contingencies (Note 17)	—	—

Stockholders’ equity
Common Stock, $.001 par value, 100,000,000 shares authorized, 37,675,543 and 39,804,322 shares issued at December 31, 2008 and 2007; 37,675,543 and 37,989,622 shares outstanding at December 31, 2008 and 2007	38	40
Additional paid-in capital	167,337	173,346
Accumulated other comprehensive loss	(2,145)	(62)
Retained earnings	14,014	36,729
Treasury stock, at cost (1,814,700 shares at December 31, 2007)	—	(44,384)

Total stockholders’ equity	179,244	165,669

Total liabilities and stockholders’ equity	$463,619	$329,189

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Total Revenues	$1,544,902	$1,313,846	$1,097,041

Costs of Services:
Interchange	1,093,546	962,025	804,267
Dues, assessments and fees	67,648	57,050	47,122
Processing and servicing	173,743	126,599	111,554
Customer acquisition costs	48,522	44,193	35,451
Depreciation and amortization	11,006	6,806	6,042

Total costs of services	1,394,465	1,196,673	1,004,436
General and administrative	79,828	57,404	47,787

Total expenses	1,474,293	1,254,077	1,052,223

Income from operations	70,609	59,769	44,818

Other income (expense):
Interest income	755	1,934	1,225
Interest expense	(3,206)	(785)	(753)
Losses on investments	(395)	(1,650)	—
Exit costs for Service Center	—	(1,267)	—
Other, net	(5)	(841)	(669)

Total other (expense) income	(2,851)	(2,609)	(197)

Income before income taxes	67,758	57,160	44,621
Provision for income taxes	25,918	21,290	16,077

Net income	$41,840	$35,870	$28,544

Net income	$41,840	$35,870	$28,544
Other comprehensive income, net of tax
Unrealized gains (losses) on investments, net of income tax of $29, $(25) and $8	48	(41)	5
Foreign currency translation adjustment	(2,131)	—	—

Comprehensive income	$39,757	$35,829	$28,549

Earnings per common share:
Basic	$1.12	$0.95	$0.78
Diluted	$1.08	$0.90	$0.71

Weighted average number of common shares outstanding:
Basic	37,521	37,686	36,394
Diluted	38,698	39,980	39,943

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2006	34,200	$34	$96,417	$(26)	$(15,879)	$(495)	$80,051

Issuance of Common Stock—options exercised	4,267	4	27,654	—	—	—	27,658
Excess tax benefit on stock options exercised under SFAS No. 123R	—	—	28,603	—	—	—	28,603
Repurchase of Common Stock	(1,061)	—	—	—	—	(25,030)	(25,030)
Share-based compensation under SFAS No. 123R	—	—	1,323	—	—	—	1,323
Accumulated other comprehensive income	—	—	—	5	—	—	5
Dividends on common stock	—	—	—	—	(1,861)	—	(1,861)
Net income for the year	—	—	—	—	28,544	—	28,544

Balance, December 31, 2006	37,406	$38	$153,997	$(21)	$10,804	$(25,525)	$139,293

Cumulative effect of change in accounting principal—FIN No. 48	—	—	—	—	(514)	—	(514)
Issuance of Common Stock—secondary offering	24	—	25	—	—	—	25
Issuance of Common Stock—options exercised	1,292	2	10,007	—	—	—	10,009
Excess tax benefit on stock options exercised under SFAS No. 123R	—	—	7,570	—	—	—	7,570
Repurchase of Common Stock	(732)	—	—	—	—	(18,859)	(18,859)
Share-based compensation under SFAS No. 123R	—	—	1,747	—	—	—	1,747
Accumulated other comprehensive loss	—	—	—	(41)	—	—	(41)
Dividends on common stock	—	—	—	—	(9,431)	—	(9,431)
Net income for the year	—	—	—	—	35,870	—	35,870

Balance, December 31, 2007	37,990	$40	$173,346	$(62)	$36,729	$(44,384)	$165,669

Issuance of Common Stock—options exercised	468	—	3,075	—	—	—	3,075
Excess tax benefit on stock options exercised under SFAS No. 123R	—	—	710	—	—	—	710
Repurchase of Common Stock	(782)	—	—	—	—	(17,995)	(17,995)
Retirement of Treasury Stock	—	(2)	(11,311)	—	(51,066)	62,379	—
Share-based compensation under SFAS No. 123R	—	—	1,517	—	—	—	1,517
Accumulated other comprehensive income (loss):
Unrealized gains on available for sale investments	—	—	—	48	—	—	48
Foreign currency translation adjustment	—	—	—	(2,131)	—	—	(2,131)
Dividends on common stock	—	—	—	—	(13,489)	—	(13,489)
Net income for the year	—	—	—	—	41,840	—	41,840

Balance, December 31, 2008	37,676	$38	$167,337	$(2,145)	$14,014	$—	$179,244

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$41,840	$35,870	$28,544
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of capitalized customer acquisition costs	53,732	45,191	35,823
Other depreciation and amortization	14,423	8,616	7,557
Addition to loss reserve	5,693	3,035	1,970
Provision for doubtful receivables	2,045	1,249	628
Deferred taxes	4,023	1,020	(351)
Share-based compensation	1,517	1,747	1,323
Loss on investments	395	1,650	—
Exit costs for Service Center	—	1,267	—
Write downs on purchased software, fixed assets and system development costs	751	—	1,500
Other	(22)	295	254
Changes in operating assets and liabilities:
Increase in receivables	(333)	(16,701)	(13,017)
Decrease (increase) in inventory	238	(1,737)	(438)
Payment of signing bonuses, net	(45,454)	(44,700)	(33,743)
Increase in capitalized customer acquisition costs	(15,517)	(14,284)	(15,855)
Increase in prepaid expenses	(2,507)	(1,448)	(59)
Decrease in current tax asset	3,754	21,401	10,978
Decrease (increase) in deposits and other assets	23	(61)	23
Excess tax benefits on options exercised under SFAS No. 123R	(710)	(7,623)	(28,603)
Increase in reserve for unrecognized tax benefits	502	463	—
Increase (decrease) in due to sponsor banks	18,413	22,545	(7,277)
Increase in accounts payable	4,083	3,544	1,325
Increase in accrued expenses and other liabilities	3,083	3,260	1,958
(Decrease) increase in merchant deposits and loss reserves	(5,789)	3,512	(1,210)
Payouts of accrued buyout liability	(7,039)	(8,806)	(10,664)
Increase in accrued buyout liability	10,306	13,286	15,483

Net cash provided by (used in) operating activities	87,450	72,591	(3,851)

Cash flows from investing activities
Purchase of investments	(340)	(1,904)	(2,158)
Maturities of investments	284	310	1,258
Decrease (increase) in funds held for payroll customers	1,646	(7,376)	(5,972)
(Decrease) increase in deposits held for payroll customers	(2,199)	7,241	6,357
Acquisition of business, net of cash acquired	(106,865)	(6,300)	(3,453)
Purchases of property and equipment	(35,059)	(34,247)	(13,960)
Proceeds from disposal of property and equipment	35	—	—

Net cash used in investing activities	(142,498)	(42,276)	(17,928)

Cash flows from financing activities
Proceeds from borrowings	95,000	—	—
Principal payments on borrowings and financing arrangements	(20,023)	(174)	(261)
Proceeds from exercise of stock options	3,075	9,955	27,658
Excess tax benefits on options exercised under SFAS No. 123R	710	7,623	28,603
Repurchase of common stock	(17,995)	(18,859)	(25,030)
Dividends paid on common stock	(13,489)	(9,431)	(1,861)
Net proceeds from sale of common stock	—	25	—

Net cash provided by (used in) financing activities	47,278	(10,861)	29,109

Net (decrease) increase in cash and cash equivalents	(7,770)	19,454	7,330
Effect of exchange rates on cash	(149)	—	—
Cash and cash equivalents at beginning of year	35,508	16,054	8,724

Cash and cash equivalents at end of year	$27,589	$35,508	$16,054

Supplemental cash flow information:
Cash paid (received) during the year for:
Interest	$2,907	$670	$747
Income taxes	17,932	(1,571)	2,727

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

1. Organization and Operations

Basis of Financial Statement Presentation— The accompanying consolidated financial statements include those of Heartland Payment Systems, Inc. (the “Company”) and its wholly-owned subsidiaries, Heartland Payroll Company (“HPC”), Debitek, Inc. (“Debitek”) and Heartland Acquisition LLC (“Network Services”), and its 70% owned subsidiary Collective POS Solutions Ltd. (“CPOS”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation.

In 2008, certain amounts for prior periods have been reclassified to conform with current presentation. Prior period amounts presented on the consolidated income statements reflect a change in classification of certain charges from VISA and MasterCard from Processing and Servicing expenses, to Dues, Assessments and Fees. This classification reflects the nature of these additional VISA and MasterCard bank card transaction authorization fees, which the Company passes through to its merchants. The Company believes that this change in presentation provides a more meaningful measure of its net revenue, which is a useful measure of profitability and operating performance. The Company defines net revenue as total revenues less interchange fees and dues, assessments and fees. These reclassifications had no effect on reported consolidated income before income taxes, net income or per share amounts. The amounts of Processing and Servicing expenses, which have been reclassified to Dues, Assessments and Fees for the years ended December 31, 2008, 2007 and 2006, were $13.5 million, $8.5 million and $6.8 million, respectively.

The officers and directors of the Company represent approximately 21.6% of the outstanding shares of the Company as of December 31, 2008.

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

The sponsorship agreements with the member banks require, among other things, that the Company abide by the by-laws and regulations of the Visa and MasterCard networks and maintain a certificate of deposit with the bank sponsors. If the Company breaches the sponsorship agreements, the bank sponsors may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative bank sponsor (See Note 22. Subsequent Events). The Company is dependent on its bank sponsors, Visa and MasterCard for notification of any compliance breaches. As of December 31, 2008, the Company has not been notified of any such issues by its bank sponsors, Visa or MasterCard. Of the Company’s total bank card processing volume for the month of December 2008, 72% was processed under its sponsorship

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

agreement with KeyBank N.A., 16% was processed under its sponsorship agreement with Heartland Bank (an unrelated third party), and 12% was processed under a sponsorship arrangement with World Financial Network National Bank for Network Services’ processing.

The Company entered into the sponsorship agreement with KeyBank on April 1, 1999. The agreement expires in March 2012. The acquisition of Network Services in May 2008 resulted in the addition of World Financial Network National Bank as the sponsor bank for Network Services’ large national merchant processing. In August 2008, the Company entered into a sponsorship agreement with SunTrust Banks to replace World Financial Network National Bank as its sponsor bank for Network Services’ large national merchant processing. In February 2009, the sponsorship of the large national merchants processing was transferred from World Financial Network National Bank to SunTrust Banks.

Processing System Intrusion— On January 20, 2009, the Company publicly announced the Processing System Intrusion. The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by the Company during the transaction authorization process. Such data is not required to be encrypted while in transit under current payment card industry guidelines. The Company had received confirmation of its compliance with the Payment Card Initiative Data Security Standard (“PCI-DSS”) from a third-party assessor each year since the standard was announced, including most recently in April 2008. Card data that was affected by the Processing System Intrusion included card numbers, expiration dates, and certain other information from the magnetic stripe on the back of the payment card (including, for a small percentage of transactions, the cardholder’s name). However, the cardholder information that the Company processes does not include addresses or Social Security numbers. Also, the Company believes that no unencrypted PIN data was captured. The Company believes the breach has been contained and did not extend beyond 2008. Its investigation of the Processing System Intrusion is ongoing.

While the Company has determined that the Processing System Intrusion has triggered a loss contingency, to date an unfavorable outcome is not believed by it to be probable on those claims that are pending or have been threatened against it, or that the Company considers to be probable of assertion against it, and the Company does not have sufficient information to reasonably estimate the loss it would incur in the event of an unfavorable outcome on any such claim. Therefore, in accordance with SFAS No. 5, “Accounting for Contingencies,” no reserve/liability has been recorded with respect to any such claim as of December 31, 2008. As more information becomes available, if the Company should determine that an unfavorable outcome is probable on such a claim and that the amount of such unfavorable outcome is reasonably estimable, the Company will record a reserve for the claim in question. If and when the Company records such a reserve, it could be material and could adversely impact its results of operations, financial condition and cash flow. Costs the Company incurred related to investigations and remedial actions performed in December 2008 were not significant. Amounts the Company expects to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion that will be performed after December 31, 2008 will be recognized as incurred. Such costs are expected to be material and could adversely impact the Company’s results of operations, financial condition and cash flow.

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Concentrations— The Company processes for merchants throughout the United States. California represented 12.3% of the Company’s total Small and Midsized Enterprises bank card processing volume in December 2008. The next largest state represented 6.6%.

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

Generally, the Company uses cash available for investment to fund these advances to SME merchants; when available cash has been expended, the Company directs its sponsor banks to make these advances, thus generating a payable to the sponsor banks. We pay our sponsor banks the prime rate on these payables. At December 31, 2008 and 2007, the Company used $17.5 million and $37.9 million, respectively, of its available cash to fund merchant advances. The amount due to its sponsor banks for funding advances was $68.2 million at December 31, 2008 and $49.8 million at December 31, 2007. The payable to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment and check processing terminals. Unlike the SME merchants, Network Services’ customers are large national accounts which are invoiced monthly, on payment terms that are typical for large national accounts.

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

Investments and Funds Held for Payroll Customers— Investments, including those carried on the consolidated balance sheet as Funds Held for Payroll Customers, consist primarily of fixed income bond funds, corporate and U.S. Government debt securities, and certificates of deposit. Funds Held for Payroll Customers also include overnight bank deposits. The majority of investments carried in Funds Held for Payroll Customers are available-for-sale and recorded at fair value based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. In the event of a sale, cost is determined on a specific identification basis. At December 31, 2008, Funds Held for Payroll Customers included cash and cash equivalents of $20.7 million and investments available for sale of $1.3 million.

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

The up-front signing bonus is based on the estimated gross margin for the first year of the SME merchant contract. The signing bonus, amount capitalized, and related amortization are adjusted after one year to reflect the actual gross margin generated by the merchant contract during that year. The deferred customer acquisition cost asset is accrued for vested salespersons over the first year of merchant processing, consistent with the build-up in the accrued buyout liability, as described below.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying SME merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of December 31, 2008 or 2007.

Property and Equipment—Property and equipment are carried at cost, net of accumulated depreciation. Depreciation for the Company’s owned service center building in Jeffersonville, Indiana is computed straight-line over thirty-nine years with depreciation on certain building improvements computed over fifteen years. Depreciation is computed straight-line over periods ranging from three to ten years for furniture and equipment. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

Equipment held under capitalized lease arrangements is included in property and equipment, and the associated liabilities are included in current and long-term borrowings as appropriate. Amortization of equipment under capitalized leases is included in depreciation and amortization expense.

Fully depreciated property and equipment are retained in property and equipment and accumulated depreciation accounts until their disposal or removal from service. When fully depreciated property and equipment is taken out of service, the original cost basis and matching accumulated depreciation amounts are written off.

Rent expense on operating leases is recorded on a straight-line basis over the term of the lease agreement.

The Company capitalizes the cost of computer software developed for internal use and amortizes such costs on a straight-line basis over an estimated useful life of three to five years. The Company capitalizes software development costs under the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), which requires that research and development costs incurred prior to establishing technological feasibility are charged to operations as such costs are incurred. Once technological feasibility is established, costs are capitalized until the software is placed in service.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Long-Lived Assets—The Company evaluates the potential for impairment when changes in circumstances indicate that undiscounted cash flows estimated to be generated by the related assets are less than the carrying amount. Management believes that no such changes in circumstances or impairment have occurred as of December 31, 2008 or 2007.

Goodwill— Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. The Company has recorded goodwill in connection with its acquisitions of Debitek, Inc., E-Secure Peripherals, Inc., General Meters Corp., Collective Point of Sales Solutions Ltd., Network Services and Chockstone, Inc. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment at least annually and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of the reporting unit. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others: a significant decline in expected future cash flows; a sustained decline in market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. The Company performs its annual goodwill impairment testing in the fourth quarter. The Company’s evaluation indicated that no impairment exists as of December 31, 2008 or 2007. At December 31, 2008 and 2007, goodwill of $58.5 million and $5.5 million was recorded on the Company’s Consolidated Balance Sheet. The Company may be required to record goodwill impairment losses in future periods, whether in connection with the Company’s next annual impairment testing in the fourth quarter of 2009 or prior to that, if any such indicators constitute a triggering event in other than the quarter in which the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.

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

Accrued Buyout Liability— The Company’s historic focus has been on SME merchants, and it has a sales compensation arrangement in this market that has been essentially unchanged since its inception. Under this approach, Relationship Managers and sales managers are paid residual commissions based on the gross margin generated by monthly SME merchant processing activity. The Company has the right, but is not obligated, to buy out some or all of these commissions, and intends to do so periodically. Such purchases of the commissions are at a fixed multiple of the last twelve months’ commissions. Because of the Company’s intent and ability to execute purchases of the residual commissions, and the mutual understanding between the Company and the Relationship Managers and sales managers, the Company has accounted for this deferred compensation arrangement pursuant to the substantive nature of the plan. The Company therefore records the amount that it would have to pay (the “settlement cost”) to buy out non-servicing related commissions in their entirety from vested Relationship Managers and sales managers, and an accrual, based on their progress towards vesting, for those unvested Relationship Managers and sales managers who are expected to vest in the future. As noted above, as the liability increases over the first year of a SME merchant contract, the Company also records a related deferred acquisition cost asset for currently vested Relationship Managers and sales managers. The accrued buyout liability associated with

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

unvested Relationship Managers and sales managers is not included in the deferred acquisition cost asset since future services are required in order to vest. Subsequent changes in the settlement cost, due to account attrition, same-store sales growth and changes in gross margin are included in the same income statement caption as customer acquisition cost amortization expense.

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

Revenues— Revenues are mainly comprised of gross processing revenue, payroll processing revenue and equipment-related income. Gross processing revenue primarily consists of discount fees and per-transaction and periodic (primarily monthly) fees from the processing of Visa and MasterCard bank card transactions for merchants. The Company passes through to its customers any changes in interchange or network fees. Gross processing revenue also includes American Express and Discover fees, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, check processing fees, gift and loyalty card fees and other miscellaneous revenue. Payroll processing revenue includes periodic and annual fees charged by HPC for payroll processing services, and interest earned from investing tax impound funds held for our customers. Revenue is recorded as bank card and other processing transactions are processed or payroll services are performed.

Equipment-related income includes revenues from the sale, rental and deployment of bank card and check processing terminals, from the sale of hardware, software and associated services for prepaid card and stored-value card payment systems, and campus payment solutions. Revenues are recorded at the time of shipment, or the provision of service.

Other Income (Expense)— Other income (expense) consists of interest income on cash and investments, the interest cost on our borrowings, the gains or losses on the disposal of property and equipment and other non-operating income or expense items.

In 2008, other income (expense) includes pre-tax charges of $0.3 million for write downs on a fixed-income bond fund, and a pre-tax loss of $0.1 million on the sale of a debt security. Both charges are recorded in losses on investments in the Consolidated Statements of Income.

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

Income Taxes—The Company accounts for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the accounting and tax basis of assets and liabilities using enacted tax rates. The impact on deferred assets and liabilities of a change in tax rates is recognized in income in the period that the rate change is enacted in compliance with FASB Statement No. 109, Accounting for Income Taxes.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

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

Additionally, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows (“SFAS No. 95”), to require the excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid, which is included within operating cash flows. Accordingly, cash provided by operating activities decreased and cash provided by financing activities increased by $0.7 million in 2008 and $7.6 million in 2007 related to excess tax benefits from share-based awards. The excess tax benefits result from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options.

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

Management believes that achieving these performance conditions is not “more likely than not” to occur; therefore, no share-based compensation expense has been recorded for these stock options in 2008. The evaluation of the likelihood of achieving these performance conditions will be repeated quarterly, and at such point that vesting of some or all of the options becomes more likely than not, share-based compensation expense will be recorded.

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Foreign Currency— The Canadian dollar is the functional currency of CPOS, which operates in Canada. CPOS’ revenues and expenses are translated at the average exchange rates prevailing during the period. The foreign currency assets and liabilities of CPOS are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of other comprehensive income and is included in stockholders’ equity. At December 31, 2008, the cumulative foreign currency translation loss was $2.1 million. The Company intends to indefinitely reinvest undistributed earnings of CPOS and has not tax affected the cumulative foreign currency translation loss. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not material.

Minority Interests— Minority interests represent the minority stockholders’ share of the equity and after-tax net income or loss of consolidated subsidiaries. Minority stockholders’ share of after-tax net income or loss of consolidated subsidiaries is included in “General and administrative expenses” in the Consolidated Income Statement. The minority interests included in “Accrued expenses and other liabilities” in the December 31, 2008 Consolidated Balance Sheet were $124,000 and reflect the original investments by these minority shareholders in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries.

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

The FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), in September 2006. SFAS No. 157 establishes a single authoritative definition of fair value in generally accepted accounting principles (GAAP), sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS No. 157 was effective for the Company on January 1, 2008. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. The Fair Value Option is applied instrument by instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument. The effect of the first remeasurement to fair value is reported as a cumulative-effect adjustment to the opening balance of Retained earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted, subject to certain conditions. The adoption of SFAS No. 159 did not have any effect on our consolidated financial position, results of operations or cash flows and therefore, was not elected by the Company.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) applies the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses and establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired and liabilities assumed, including assets and liabilities arising from contingencies, any noncontrolling interest in the acquiree and goodwill acquired or gain realized from a bargain purchase. SFAS No. 141(R) is effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning after December 15, 2008. SFAS No. 141(R) will impact the Company’s Consolidated Financial Statements prospectively in the event of any business combinations entered into after the effective date in which the Company is the acquirer.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires a noncontrolling interest in a subsidiary to be reported as equity, separate from the parent’s equity, in the consolidated statement of financial position and the amount of net income or loss and comprehensive income or loss attributable to the parent and noncontrolling interest to be presented separately on the face of the consolidated financial statements. Changes in a parent’s ownership interest in its subsidiary in which a controlling financial interest is retained are accounted for as equity transactions. If a controlling financial interest in the subsidiary is not retained, the subsidiary is deconsolidated and any retained noncontrolling equity interest is initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively, except that presentation and disclosure requirements are to be applied retrospectively for all periods presented. The adoption of SFAS No. 160 did not have a material effect on the Company’s Consolidated Financial Statements.

In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods (“SAB 110”). SAB 110 amends SAB 107 to allow the continued use, under certain circumstances, of the simplified method in developing the expected term for stock options. SAB 110 is effective January 1, 2008. The Company adopted the provisions of SAB 110 effective January 1, 2008. The adoption of SAB 110 will impact the Company’s Consolidated Financial Statements prospectively in the event circumstances provide for application of the simplified method to future stock option grants made by the Company.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is not permitted. The adoption of FSP FAS 142-3 will impact the Company’s Consolidated Financial Statements in the event of any intangible assets acquired after the effective date.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two class method described in SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and prior period earnings per share data presented is to be adjusted retrospectively. The adoption of FSP EITF 03-6-1 did not have a material effect on the Company’s Consolidated Financial Statements.

3. Acquisitions

Chockstone, Inc.

As of November 14, 2008, the Company acquired the assets of Chockstone, Inc. for a cash payment of $4.1 million. Chockstone expands our ability to equip businesses nationwide with enhanced gift card and loyalty programs. This acquisition is not expected to have a material impact on earnings in the near term. Pro forma results of operations have not been presented because the effect of the acquisition was not material. The transaction was accounted for under the purchase method of accounting. The fair values of the Chockstone assets acquired and the liabilities assumed were estimated at the acquisition date. The fair values are preliminary, based on estimates, and may be adjusted in accordance with Statement of Financial Accounting Standards No. 141(“SFAS No. 141”), Business Combinations, as more information becomes available and valuations are finalized. Beginning November 14, 2008, Chockstone’s results of operations were included in the Company’s results of operations. The total purchase price was allocated as follows: $2.4 million to intangible assets, $1.6 million to goodwill, and $0.1 million to net tangible assets. The entire amount of goodwill is expected to be deductible for income tax reporting.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Network Services

As of May 31, 2008, the Company closed its acquisition of Network Services. Network Services is a provider of payment processing solutions, serving a variety of industries such as petroleum, convenience store, parking and retail. Services include payment processing, prepaid services, POS terminal, helpdesk services and merchant bank card services. The Network Services acquisition will provide the Company with a substantial portfolio of merchants in the petroleum industry segment. Network Services settled over $17 billion of total annual Visa and MasterCard bank card processing volume representing 604 million annual Visa and MasterCard transactions in 2007. In addition to settled Visa and MasterCard transactions, Network Services handles a wide range of payment transactions for its predominantly petroleum customer base, including providing approximately 2.6 billion Visa and MasterCard transaction authorizations in 2007.

The Company acquired the Network Services business, including tangible personal property, intellectual property, licenses, contracts and related assets, and assumed certain liabilities related to Network Services, for a cash payment of $92.5 million. The Company funded the cash purchase price using $25.0 million it borrowed under its term loan facility, $50.0 million it borrowed under its revolving credit facility, and the balance from its available cash position. Beginning June 1, 2008, Network Services’ results of operations were included in the Company’s results of operations.

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Allocation of Acquisition Costs
(in thousands)
Net fair value of assets acquired and liabilities assumed:
Receivables	$18,043
Other current assets	3,672
Property and equipment	1,822
Accrued expenses and other liabilities	(7,399)

Total net assets acquired	16,138

Intangible assets acquired:
Customer relationships	26,100
Software	7,900
Non-competition agreement	400

Total intangible assets	34,400

Goodwill	43,651

Total acquisition costs (a)	$94,189

(a)	Total acquisition costs include $92.5 million of cash consideration paid, plus $1.7 million of direct transaction costs.

The following operating results for the years ended December 31, 2008 and 2007 assume that the Network Services acquisition occurred on January 1, 2007. The pro forma results of operations are based on historical results of operations, adjusted for the impacts of purchase price allocations and financing costs, and are not necessarily indicative of the actual results which would have been achieved had the Network Services acquisition occurred as of January 1, 2007, or the results which may be achieved in the future.

	Year Ended December 31,
	2008	2007
Total revenues	$1,591,007	$1,443,677
Costs of services	1,430,280	1,301,414
General and administrative expenses	90,170	83,610
Total expenses	1,520,450	1,385,024
Income from operations	70,557	58,653
Net income	41,109	33, 938
Diluted earnings per share	1.06	0.85

Collective Point of Sale Solutions Ltd.

On March 3, 2008 the Company acquired a majority interest in Collective Point of Sale Solutions Ltd. (“CPOS”) for a cash payment of $10.5 million plus transaction costs of approximately $0.4 million. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions. This acquisition provides the Company an entrance into the Canadian credit and debit card processing market. The Company and CPOS are now able to service merchants that have locations in both the United States and Canada. The acquisition of CPOS did not have a material impact on the Company’s 2008 revenues or net income. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

The transaction was accounted for under the purchase method of accounting. The fair values of the CPOS assets acquired and the liabilities assumed were estimated at the acquisition date. The fair values are preliminary, based on estimates, and may be adjusted in accordance with SFAS No. 141 as more information becomes available and valuations are finalized. Beginning March 3, 2008, CPOS’ results of operations were included in the Company’s results of operations. The preliminary allocation of the total purchase price was as follows: $9.4 million to goodwill, $2.1 million to intangible assets and $1.0 million to net tangible liabilities. Under Canada tax regulations, the goodwill acquired is not expected to be deductible for tax purposes.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

2007 Acquisitions.

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

2006 Acquisition.

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

4. Receivables

A summary of receivables by major class is as follows at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)
Accounts receivable from merchants	$132,699	$114,585
Accounts receivable from others	7,945	8,193

	140,644	122,778
Less allowance for doubtful accounts	(499)	(165)

	$140,145	$122,613

Included in accounts receivable from others are $1,497,000 and $1,642,000 which are due from employees at December 31, 2008 and 2007, respectively.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

A summary of the activity in the allowance for doubtful accounts for three years ended December 31, 2008, 2007 and 2006 was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Beginning balance	$165	$151	$68
Balance of acquired entity allowance	—	—	76
Additions to allowance	2,045	1,249	628
Charges against allowance	(1,711)	(1,235)	(621)

Ending balance	$499	$165	$151

5. Funds Held for Payroll Customers and Investments

A summary of Funds Held for Payroll Customers and Investments, including the cost, gross unrealized gains (losses) and estimated fair value for investments held to maturity and investments available-for-sale by major security type and class of security were as follows at December 31, 2008 and 2007:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2008
Funds Held for Payroll Customers:
Fixed income bond fund	$965	$—	$—	$965
Debt securities of the U.S. Government	—	—	—
Corporate debt securities	335	—	(23)	312

Total investments available-for-sale	1,300	—	(23)	1,277
Cash held for payroll customers	20,725	—	—	20,725

Total Funds Held for Payroll Customers	$22,025	$—	$(23)	$22,002

Investments:
Investments held to maturity – Certificates of deposit (a)	$1,410	$—	$—	$1,410

Total investments	$1,410	$—	$—	$1,410

(a)	Certificates of deposits have remaining terms ranging from 2 months to 20 months.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2007
Funds Held for Payroll Customers:
Fixed income bond fund	$1,174	$—	$(69)	$1,105
Debt securities of the U.S. Government	249	—	—	249
Corporate debt securities	506	—	(30)	476

Total investments available-for-sale	1,929	—	(99)	1,830
Cash held for payroll customers	22,371	—	—	22,371

Total Funds Held for Payroll Customers	$24,300	$—	$(99)	$24,201

Investments:
Investments held to maturity – Certificates of deposit	$1,119	$—	$—	$1,119

Total investments	$1,119	$—	$—	$1,119

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The framework provides a three-level hierarchy, which prioritizes the factors (inputs) used to calculate the fair value of assets and liabilities as follows:

•	Level 1. Level 1 inputs are unadjusted quoted prices, such as a New York Stock Exchange closing price, in active markets for identical assets. Level 1 is the highest priority in the hierarchy.

•

Level 2. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as other significant inputs that are observable at commonly quoted intervals, such as interest rates, foreign exchange rates, and yield curves.

•	Level 3. Level 3 are unobservable inputs which are based on company assumptions due to little, if any, observable market information. Level 3 is the lowest priority in the hierarchy.

As of December 31, 2008, all investments in available-for-sale securities held by the Company were measured using Level 1 inputs.

During the twelve months ended December 31, 2008, the Company recognized $258,000 of other-than-temporary impairment losses on its investment in the fixed income bond fund and $137,000 of realized losses on a sale of corporate debt securities.

The maturity schedule of all available-for-sale and held to maturity investments along with amortized cost and estimated fair value as of December 31, 2008 is as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$2,303	$2,303
Due after one year through five years	407	385

	$2,710	$2,688

6. Capitalized Customer Acquisition Costs, Net

A summary of the capitalized customer acquisition costs, net is as follows as of December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)
Capitalized signing bonuses	$117,776	$100,206
Less accumulated amortization	(55,307)	(44,443)

	62,469	55,763

Capitalized customer deferred acquisition costs	37,010	35,379
Less accumulated amortization	(21,742)	(20,644)

	15,268	14,735

	$77,737	$70,498

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

A summary of the activity in capitalized customer acquisition costs, net for the three years ended December 31, 2008, 2007 and 2006 was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Balance at beginning of period	$70,498	$56,705	$42,930
Plus additions to:
Capitalized signing bonuses, net	45,454	44,700	33,743
Capitalized customer deferred acquisition costs	15,517	14,284	15,855

	60,971	58,984	49,598

Less amortization expense on:
Capitalized signing bonuses, net	(38,749)	(31,449)	(22,892)
Capitalized customer deferred acquisition costs	(14,983)	(13,742)	(12,931)

	(53,732)	(45,191)	(35,823)

Balance at end of period	$77,737	$70,498	$56,705

Net signing bonus adjustments from estimated amounts to actual were positive $1.7 million, $1.1 million and $1.1 million, respectively, for the three years ended December 31, 2008, 2007 and 2006. Net signing bonus adjustments are netted against additions in the table above. Positive signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year exceeds the estimated gross margin for that year, resulting in the underpayment of the up-front signing bonus. Negative signing bonus adjustments could result from the prior overpayment of signing bonuses and would be recovered from the relevant salesperson.

Fully amortized signing bonuses of $25.9 million, $22.8 million and $12.1 million, respectively, were written off during the three years ended December 31, 2008, 2007 and 2006. In addition, fully amortized customer deferred acquisition costs of $13.9 million, $11.8 million and $9.1 million, respectively, were written off during the three years ended December 31, 2008, 2007 and 2006.

The Company believes that no impairment has occurred in its capitalized customer acquisition costs as of December 31, 2008 and 2007.

7. Property and Equipment, Net

A summary of property and equipment, net as of December 31, 2008 and 2007 is as follows:

	December 31,
	2008	2007
	(In thousands)
Computer hardware and software	$48,613	$36,888
Building	33,023	20,580
Leasehold improvements	4,519	2,670
Furniture, fixtures and equipment	8,725	4,536
Land	5,194	4,795

	100,074	69,469
Less accumulated depreciation	(24,631)	(19,221)

	$75,443	$50,248

Depreciation expense for the three years ended December 31, 2008, 2007 and 2006 was $11.7 million, $8.6 million and $7.6 million, respectively.

Included in property and equipment at December 31, 2008 and 2007 was $12.6 million and $5.4 million, respectively, representing the cost of assets not yet placed in service, including $8.5 million and $1.4 million, respectively, at December 31, 2008 and 2007 for the cost of the Company’s new

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Jeffersonville, Indiana service center. During the year ended December 31, 2008, $9.3 million of capitalized costs were placed in service for the new service center. During the years ended December 31, 2008, 2007 and 2006, the amount of other capitalized projects placed in service were $3.9 million, $2.3 million and $2.5 million, respectively.

8. Intangible Assets and Goodwill

The fair values of the CPOS, Network Services and Chockstone assets acquired and the liabilities assumed were estimated at their acquisition dates. The fair values have been adjusted in accordance with SFAS No. 141 as a result of reports received from independent appraisal companies hired by the Company. The fair values are preliminary, based on estimates, and may be adjusted in accordance with SFAS No. 141 as more information becomes available and valuations are finalized. See Note 3 for more information on these acquisitions which closed in 2008.

Intangible Assets

Intangible assets consisted of the following as of December 31, 2008 and December 31, 2007:

	December 31, 2008			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$28,749	$1,024	$27,725	3 to 18 years—proportional cash flow

Software	9,154	1,503	7,651	3 to 5 years—straight line
Non-compete agreements	994	211	783	3 to 5 years—straight line
Other	326	32	294	3 to 5 years—straight line

	$39,223	$2,770	$36,453

	December 31, 2007			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$593	$112	$481	3 years—straight line

	$593	$112	$481

Amortization expense related to the intangible assets was $2.7 million and $72,000 for the years ended December 31, 2008 and 2007, respectively.

The estimated amortization expense related to intangible assets for the next five years is as follows:

For the Years Ending December 31,	(In thousands)
2009	$4,514
2010	4,250
2011	2,843
2012	2,025
2013	2,236
Thereafter	20,585

$36,453

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
	(In thousands)
Beginning balance	$5,489	$1,676
Goodwill acquired during the period	55,032	3,813
Effects of foreign currency translation	(1,807)	—
Other, primarily adjustments to allocations of purchase price	(258)	—

Ending balance	$58,456	$5,489

9. Merchant Deposits and Loss Reserves

The Company’s merchants have the liability for any charges properly reversed by the cardholder through a mechanism known as a chargeback. If the merchant is unable to pay this amount, the Company will be liable to the Visa and MasterCard networks for the reversed charges. Under FIN 45, the Company determined that the fair value of its obligation to stand ready to perform is minimal. The Company requires personal guarantees, merchant deposits and letters of credit from certain merchants to minimize its obligation. As of December 31, 2008 and December 31, 2007, the Company held merchant deposits totaling $15.8 million and $14.1 million, respectively, and letters of credit totaling $513,000 and $300,000, respectively.

The Visa and MasterCard networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company’s SME merchant transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company’s exposure to chargebacks is the last four months’ processing volume on the SME portfolio, which was $18.7 billion and $17.9 billion for the four months ended December 31, 2008 and December 31, 2007. However, for the four months ended December 31, 2008 and December 31, 2007, the Company was presented with $10.2 million and $10.5 million, respectively, in chargebacks by issuing banks. In the years ended December 31, 2008 and December 31, 2007, the Company incurred merchant credit losses of $5.1 million and $2.8 million, respectively, on total SME dollar volume processed of $57.9 billion and $51.9 billion, respectively. These credit losses are included in processing and servicing costs in the Company’s consolidated statements of income.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company’s SME merchants. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its consolidated balance sheets, amounting to $1,097,000 on December 31, 2008 and $663,000 on December 31, 2007. This reserve is determined by performing an analysis of the Company’s historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the three years ended December 31, 2008, 2007 and 2006 was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Beginning balance	$663	$475	$485
Additions to reserve	5,693	3,035	1,970
Charges against reserve (a)	(5,259)	(2,847)	(1,980)

Ending balance	$1,097	$663	$475

(a)	Included in these amounts are payroll segment losses for the years ended December 31, 2008, 2007 and 2006 of $134,000, $49,000 and $39,000, respectively.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Chargebacks originating from large national merchant bank card processing are processed and carried by Fifth Third Bank, which is our third-party outsourced processor for settling large national merchant accounts.

10. Credit Facility

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

The Amended and Restated Credit Agreement also provides for a term credit facility in the aggregate amount of up to $25 million (the “Term Credit Facility”). The Term Credit Facility requires amortizing payments in the amount of $2,083,333 on the last business day of each fiscal quarter commencing March 31, 2009. All principal and interest not previously paid on the Term Credit Facility will mature and be due and payable on December 31, 2011. Amounts borrowed and repaid under the Term Credit Facility may not be re-borrowed. Principal payments due under the Term Credit Facility as of December 31, 2008 were as follows:

Twelve Months Ended December 31,	(In thousands)
2009	$8,333
2010	8,333
2011	8,334

$25,000

The Amended and Restated Credit Agreement contains covenants, which include the maintenance of certain leverage and fixed charge coverage ratios, limitations on the Company’s indebtedness, liens on its properties and assets, investments in, and loans to, other business units, the Company’s ability to enter into business combinations and asset sales, and certain other financial and non-financial covenants. As of December 31, 2008, the Company was in compliance with these covenants.

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

The Revolving Credit Facility may be used to finance future construction projects and acquisitions in accordance with the terms of the Credit Agreement and for other working capital needs and general corporate purposes. On May 30, 2008, the Company borrowed $50 million under the Revolving Credit Facility and $25 million under the Term Credit Facility. All of the proceeds of both such borrowings were applied to finance and pay expenses related to the acquisition of Network Services, as described in more detail in Note 3. At December 31, 2008, there was $50 million outstanding under the Revolving Credit Facility and $25 million outstanding under the Term Credit Facility. The weighted average interest rate at December 31, 2008 was 2.31%. Total fees and direct costs paid for the Amended and Restated Credit Agreement were $304,000. These costs are being amortized to interest expense over the life of the Amended and Restated Credit Agreement.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

The Company had no debt outstanding at December 31, 2007.

11. Accrued Buyout Liability

A summary of the accrued buyout liability is as follows as of December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)
Vested Relationship Managers and sales managers	$39,879	$36,792
Unvested Relationship Managers and sales managers	1,161	981

	41,040	37,773
Less current portion	(10,547)	(11,521)

Long-term portion of accrued buyout liability	$30,493	$26,252

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.2 million at December 31, 2008 and 2007.

A summary of the activity in the accrued buyout liability for the three years ended December 31, 2008, 2007 and 2006 is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Beginning balance	$37,773	$33,293	$28,474
Increase in settlement obligation, net	10,306	13,286	15,539
Buyouts	(7,039)	(8,806)	(10,720)

Ending balance	$41,040	$37,773	$33,293

The increase in settlement obligation is due to new SME merchant account signings, as well as same-store sales growth, if any, and changes in gross margin for existing merchant relationships, partially offset by the impact of SME merchant attrition.

12. Stockholders’ Equity

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

Under these authorizations, we repurchased an aggregate of 2,574,284 shares of our common stock during the years ended December 31, 2006, 2007 and 2008 at a cost of $61.9 million, or average cost of $24.04 per share.

During the years ended December 31, 2008, 2007 and 2006, we repurchased 781,584 shares, 731,500 shares and 1,061,200, respectively, of our common stock at average per share costs of $23.02, $25.78 and $23.59. At December 31, 2008, we have remaining authorization to repurchase up to 525,716 additional shares of our common stock.

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

Dividends on Common Stock. On August 1, 2006, our Board of Directors declared the first quarterly cash dividend on our common stock. The following table summarizes quarterly cash dividends declared and paid on our common stock during the three years ended December 31, 2008, 2007 and 2006:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Twelve Months Ended December 31, 2006:
August 1, 2006	August 25, 2006	September 15, 2006	$0.025
November 2, 2006	November 24, 2006	December 15, 2006	$0.025

Twelve Months Ended December 31, 2007:
February 12, 2007	February 23, 2007	March 15, 2007	$0.05
May 3, 2007	May 25, 2007	June 15, 2007	$0.05
July 30, 2007	August 24, 2007	September 15, 2007	$0.075
October 31, 2007	November 23, 2007	December 15, 2007	$0.075

Twelve Months Ended December 31, 2008:
February 13, 2008	February 28, 2008	March 15, 2008	$0.09
April 30, 2008	May 23, 2008	June 15, 2008	$0.09
August 5, 2008	August 22, 2008	September 15, 2008	$0.09
November 4, 2008	November 24, 2008	December 15, 2008	$0.09

On February 20, 2009, our Board of Directors declared a quarterly cash dividend of $0.025 per share of common stock, payable on March 16, 2009 to stockholders of record as of March 9, 2009.

Public Offerings. On August 10, 2005, the Company priced its initial public offering of the Company’s $0.001 par value common stock. The offering consisted of 7,762,500 shares of the Company’s common stock, 2,758,546 of which were sold by the Company and 5,003,954 of which were sold by certain selling stockholders at a price to the public of $18.00 per share.

On September 21, 2007, the Company closed a public offering of 6,348,767 shares of its common stock. The offering price was set at $26.34 per share, the closing price of the Company’s common stock on the New York Stock Exchange on September 17, 2007.

Approximately 99% of the shares sold in the 2007 offering were offered by Greenhill Capital Partners, L.P. and its affiliates (2,550,120 total shares), LLR Equity Partners, L.P. and its affiliates (2,216,486 total shares), and members of the company’s management (1,557,820 total shares). The remaining 1%, 24,341 shares, were sold by the Company. The Company received only the proceeds from the shares it sold in the secondary offering. Gross proceeds of $615,000 received by the Company were used to cover the $590,000 of expenses from the offering. After the September 21, 2007 closing of the

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

offering, the officers and directors of the Company owned approximately 37% of the outstanding shares. As of December 31, 2007, the officers and directors of the Company owned approximately 32% of the outstanding shares.

13. Income Taxes

The provision for income taxes for the three years ended December 31, 2008, 2007 and 2006 consists of the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Current
Federal	$19,214	$18,471	$16,724
State	2,447	1,746	(222)
Foreign	248	—	—
Deferred
Federal	3,919	972	(926)
State	277	101	501
Foreign	(187)	—	—

Total provision for income taxes	$25,918	$21,290	$16,077

For financial reporting purposes, income before income taxes includes the following components:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
United States	$67,623	$57,160	$44,621
Foreign	135	—	—

Total income before income taxes	$67,758	$57,160	$44,621

The differences in federal income taxes provided and the amounts determined by applying the federal statutory tax rate of 35% to income before income taxes for the three years ended December 31, 2008, 2007 and 2006 are:

	Year Ended December 31,
	2008		2007		2006
	%	Amount	%	Amount	%	Amount
		(In thousands)		(In thousands)		(In thousands)
U.S. federal income tax at statutory rate	35.00%	$23,715	35.00%	$20,006	35.00%	$15,617
U.S. state and local income taxes, net	2.61%	1,767	2.07%	1,185	1.57%	700
Foreign income taxes	0.02%	14	—	—	—	—
Change in tax rate	—	—	0.03%	15	(1.16)%	(518)
Nondeductible expenses	0.16%	108	0.15%	84	0.62%	278
Other	0.47%	314	—	—	—	—

Provision for income taxes	38.26%	$25,918	37.25%	$21,290	36.03%	$16,077

The Company has recorded income tax expense at U.S. tax rates on all taxable income, except undistributed earnings of CPOS, its non-U.S. subsidiary. The Company intends to indefinitely reinvest undistributed earnings of CPOS. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not material.

In connection with preparing its 2005 state income tax returns during the third quarter of 2006, the Company analyzed the approaches it applied for sourcing taxable income to individual states and benefited

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

from revising its approaches to income sourcing in certain of those states. The Company revised state income sourcing approaches in the third quarter of 2006, and as a result realized reductions of its 2005 state income tax expense and its 2006 estimated effective annual state tax rates.

The Company adopted FIN No. 48 on January 1, 2007 and as a result, recognized a $0.8 million reserve for unrecognized tax benefits related to its uncertain tax positions as a liability on its consolidated balance sheet, increased deferred tax assets by $0.3 million and recorded a cumulative effect adjustment to Retained Earnings of $0.5 million. The Company had approximately $1.7 and $1.2 million of total gross unrecognized tax benefits of which approximately $1.3 and $0.8 million as of December 31, 2008 and December 31, 2007 respectively, would impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2008 and 2007 is as follows:

	Year Ended December 31,
	2008	2007
	(In thousands)
Balance at January 1,	$1,230	$767
Additions based on tax positions related to the current year	225	463
Additions based on tax positions related to the prior years	488	—
Reductions for tax positions of prior years	(211)	—
Settlements	—	—

Balance at December 31,	$1,732	$1,230

The Company recognizes interest related to uncertain tax positions in interest expense and recognizes penalties in general and administrative expense. The Company had accrued interest on uncertain tax positions of approximately $166,000 and $48,000 in accrued expenses and other liabilities and recognized $118,000 and $48,000 of interest expense as of December 31, 2008 and 2007 respectively. The Company does not expect to be assessed any penalties on its uncertain tax positions.

The Internal Revenue Service has commenced an examination of the Company’s U.S. income tax returns for 2004 through 2006. A liability for unrecognized tax benefits has been established that the Company believes is adequate in relation to the potential for additional assessments. Once established, unrecognized tax benefits are adjusted only when there is more information available or when an event occurs necessitating a change. The Company does not expect the unrecognized tax benefits to significantly increase or decrease within the next twelve months. The tax years ended December 31, 2004 through December 31, 2007 remain subject to examination by the Company’s state taxing jurisdictions. In addition to the U.S. federal examination, there is also limited audit activity in the U.S. state jurisdictions. Currently the Company does not expect that its state liability will significantly increase or decrease during the next 12 months. The Company files tax returns in all states where required, which includes most if not all states that have an income tax.

During 2008 and 2007, the Company recorded current tax assets reflecting excess tax benefits of $0.7 million and $7.6 million, respectively, resulting from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options. The Company realized $1.4 million of those current tax assets as reductions of estimated income tax payments during 2008, and $11.4 million as reductions of estimated tax payments during 2007; In addition, $11.8 million was realized in 2007 by recapturing income taxes paid in 2005. The Company classified the $0.7 million and $7.6 million of excess tax benefits for 2008 and 2007, respectively, as cash inflows from financing activities and cash outflows from operating activities in its Consolidated Statement of Cash Flows in accordance with SFAS No. 123R and SFAS No. 95, as amended.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

The net deferred tax asset was comprised of the following at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Merchant contract costs	$28,536	$25,562
Loss reserve and accounts receivable allowance	550	313
SFAS No. 123R share-based compensation	1,502	921
Property and equipment	—	726
FIN No. 48 deferred tax reserve-state tax	502	448
Loss on purchased software	—	564
Unearned rent	659	—
Other	394	332

Deferred tax assets	32,143	28,866

Deferred tax liabilities:
Capitalized signing bonus	24,365	21,063
Software development	4,495	2,986
Property and equipment	2,396	—
Intangible assets	77	27
Goodwill	919	103
Other	—	119

Deferred tax liabilities	32,252	24,298

Net deferred tax assets (liabilities)	(109)	4,568
Less current portion	(6,723)	(690)

Net deferred tax assets (liabilities) – non-current portion	$(6,832)	$3,878

14. Stock Incentive Plan

As described below, the Company maintained three share-based plans for its employees.

The Company adopted SFAS No. 123R on January 1, 2006 and began recognizing compensation expense in its income statement for its share-based plans. Amounts the Company recognized in its consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 with respect to these share-based plans were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Compensation expense recognized on share-based plans before income tax benefit	$1,517	$1,747	$1,323
Related income tax benefit recognized in the income statement	572	651	320
Cash received from stock option exercises	3,075	9,955	27,658
Excess tax benefit recorded for tax deductions resulting from the exercise of stock options	710	7,623	28,603
Tax benefit realized as reductions of estimated tax payments during the period	1,400	23,232	10,775

The Company estimates the grant date fair value of the stock options it issues using a Black-Scholes valuation model. The Company’s assumption for expected volatility is based on its historical volatility for those option grants whose expected life fall within a period it has sufficient historical volatility data related to market trading of its own Common Stock. For those option grants whose expected life is longer than the Company has sufficient historical volatility data related to market trading of its own Common Stock, it determines an expected volatility assumption by referencing the average volatility experienced by a group of its public company peers. The Company estimates the expected life of a stock option based on the simplified method for “plain-vanilla” stock options as provided by the staff of the SEC in Staff Accounting Bulletins 107 and 110. The simplified method is used because, at this point, the Company does not have sufficient historical information to develop reasonable expectations about future

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

exercise patterns. For the performance-based options, the expected life is estimated based on the average of three possible performance condition outcomes. The Company’s dividend yield assumption is based on actual dividends expected to be paid over the expected life of the stock option. The risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option. The weighted-average fair value of options granted during the years ended December 31, 2008, 2007 and 2006 were $6.11, $7.64 and $9.25, respectively. The fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was estimated at the grant date using the following weighted average assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected volatility	35%	31%	41%
Expected life	2.5 to 4.0 years	2.5 to 3.75 years	2.5 to 3.75 years
Expected dividends	1.36%	0.90%	0.40%
Risk-free interest rate	2.98%	4.29%	4.79%

At December 31, 2008, there was a total of $1.9 million of unrecognized compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted average period of 3.4 years.

2008 Equity Incentive Plan. In May 2008, the Company approved the 2008 Equity Incentive Plan to replace the Amended and Restated 2000 Equity Incentive Plan. The maximum number of share awards which may be granted during the term of the 2008 Equity Incentive Plan is 7,500,000, of which 2,754,922 stock options were granted during 2008. Of the stock options granted in 2008, 2,538,000 vest in accordance with performance based measures, while 174,000 stock options vest over four years and 42,922 stock options vested immediately. At December 31, 2008, there were 2,708,522 options outstanding under the 2008 Equity Incentive Plan, and 4,745,078 shares of the 7,500,000 authorized shares of common stock reserved for issuance under the 2008 Equity Incentive Plan remain available for grant.

The options were granted with terms of 5 years and an exercise price equal to the closing market price on the date of grant.

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

Management believes that achieving these performance conditions is not “more likely than not” to occur therefore, no share-based compensation expense has been recorded for these stock options in 2008. The evaluation of the likelihood of achieving these performance conditions will be repeated quarterly, and at such point that vesting of some or all of the options becomes more likely than not, share-based compensation expense will be recorded.

Amended and Restated 2000 Equity Incentive Plan. The Amended and Restated 2000 Equity Incentive Plan (the “2000 Equity Incentive Plan”) was replaced by the 2008 Equity Incentive Plan. During 2008, 2007 and 2006, 39,868, 314,983 and 212,178 stock options were granted, respectively. At December 31, 2008, 2007 and 2006, 284,130, 443,906 and 540,703 options, respectively, were unvested and will vest over a period of one to four years. At December 31, 2008, there were 2,599,651 options outstanding under the 2000 Equity Incentive Plan.

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

The total intrinsic value of stock options exercised under the 2000 Equity Incentive Plan during 2008, 2007 and 2006 was $7.2 million, $25.5 million and $73.0 million, respectively.

2002 PEPShares Plan. In April 2002, the Company approved its 2002 PEPShares Plan, as amended (the “PEPShares Plan”). The options were exercisable at a price per share equal to the estimated fair value at the date of the grant. The Administrator of the PEPShares Plan determined that no elections to defer compensation earned after December 31, 2004 would be permitted and no amounts were deferred and contributed to the PEPShares Plan from compensation earned after December 31, 2004. Therefore there were no grants in 2008, 2007 or 2006. The options were scheduled to become exercisable in a series of five equal annual installments of 20%, contingent on continued service with the Company; however, vesting of these options was automatically accelerated upon the completion of the Company’s initial public offering in 2005 and 1,308,832 options were exercised by their holders in 2005. At December 31, 2008, all unexercised options outstanding under the Company’s 2002 PEPShares Plan terminated in accordance with their contractual term.

Share-Based Plan Activity. During 2008 and 2007, employees exercised 489,955 and 1,291,251 options, respectively, to acquire the Company’s common stock, generating $3.1 million and $10.0 million of stockholders’ equity from the exercises and $0.7 million and $7.6 million of stockholders’ equity related to tax deductions, which accrued to the Company as employees exercised non-qualified stock options and made disqualifying dispositions of shares acquired through the exercise of incentive stock options. Activity in the 2008 Equity Incentive Plan, the 2000 Equity Incentive Plan and the 2002 PEPShares Plan during 2006, 2007 and 2008 was as follows:

	2008 Equity Incentive Plan		2000 Equity Incentive Plan		2002 PEPShares Plan
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Options Outstanding at January 1, 2006	—	$—	8,118,929	$7.60	163,896	$5.59
Issued	—	$—	212,178	$26.32	—	$—
Exercised	—	$—	(4,148,339)	$6.55	(116,187)	$5.40
Forfeited/cancelled	—	$—	(32,829)	$14.43	(7,614)	$5.00

Outstanding at December 31, 2006	—	$—	4,149,939	$9.54	40,095	$6.25

Options exercisable at December 31, 2006	—	$—	3,609,236	$8.66	40,095	$6.25

Issued	—	$—	314,983	$28.05	—	$—
Exercised	—	$—	(1,287,905)	$7.76	(3,346)	$6.25
Forfeited/cancelled	—	$—	(84,856)	$17.01	(15,996)	$6.25

Outstanding at December 31, 2007	—	$—	3,092,161	$11.97	20,753	$6.25

Options exercisable at December 31, 2007	—	$—	2,651,455	$9.69	20,753	$6.25

Issued	2,754,922	$21.79	39,868	$21.89	—	$—
Exercised	—	$—	(476,104)	$6.96	(13,851)	$6.25
Forfeited/cancelled	(46,400)	$21.88	(56,274)	$24.44	(6,902)	$6.25

Outstanding at December 31, 2008	2,708,522	$21.79	2,599,651	$12.78	—	$—

Options exercisable at December 31, 2008	42,922	$19.98	2,315,521	$11.03	—	$—

Stock options issued under the 2008 Equity Incentive Plan and the 2000 Equity Incentive Plan, which were outstanding at December 31, 2008, totaled 5,308,173 and had a weighted-average remaining

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

contractual life of 3.9 years, a weighted average exercise price of $17.38, and total intrinsic value of $18.8 million. Stock options issued under the 2008 Equity Incentive Plan and the 2000 Equity Incentive Plan, which were exercisable at December 31, 2008, totaled 2,358,443 and had a weighted-average remaining contractual life of 3.2 years, a weighted average exercise price of $11.19, and total intrinsic value of $18.8 million. We have historically issued new shares to satisfy the exercise of options. Options outstanding and exercisable at December 31, 2008 are summarized by exercise price below:

	Outstanding Options			Exercisable Options
Exercise price per share	2008 Equity Incentive Plan	2000 Equity Incentive Plan	Total	2008 Equity Incentive Plan	2000 Equity Incentive Plan	Total
$3.00 to $5.00	—	642,340	642,340	—	642,340	642,340
$6.25 to $7.50	—	395,580	395,580	—	395,580	395,580
$9.28 to $11.00	—	789,120	789,120	—	789,120	789,120
$18.00 to $26.50	2,708,522	448,827	3,157,349	42,922	266,547	309,469
$26.66 to $31.66	—	323,784	323,784	—	221,934	221,934

	2,708,522	2,599,651	5,308,173	42,922	2,315,521	2,358,443

The table below summarizes options outstanding under the 2008 Equity Incentive Plan and the 2000 Equity Incentive Plan at December 31, 2008 by their weighted average remaining contractual term:

	2008 Equity Incentive Plan		2000 Equity Incentive Plan
Exercise price per share	Options Outstanding	Average Remaining Contractual Term	Options Outstanding	Average Remaining Contractual Term
$3.00 to $5.00	—	—	642,340	3.2 years
$6.25 to $7.50	—	—	395,580	2.6 years
$9.28 to $11.00	—	—	789,120	4.1 years
$18.00 to $26.50	2,708,522	4.6 years	448,827	2.7 years
$26.66 to $31.66	—	—	323,784	2.9 years

	2,708,522	4.6 years	2,599,651	3.2 years

15. Fair Value of Financial Instruments

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

16. Employee Benefit Plan

The Company offers a defined contribution plan to all employees. Company contributions are generally based upon fixed amounts of eligible compensation and the Company contributed approximately $1.4 million, $0.5 million and $0.4 million to the Plan for the years ended December 31, 2008, 2007 and 2006, respectively.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

17. Commitments and Contingencies

Litigation—The Company is involved in certain legal proceedings and claims, which arise in the ordinary course of business. In the opinion of the Company, based on consultations with outside counsel, the results of any of these ordinary course matters, individually and in the aggregate, are not expected to have a material effect on its results of operations, financial condition or cash flows.

The Company is also subject to lawsuits, claims, and investigations which are the result of the Processing System Intrusion. See Contingencies below for a description of the Processing System Intrusion.

Leases—The Company leases various office spaces and certain equipment under operating leases with remaining terms ranging up to eight years. The majority of the office space lease agreements contain renewal options and generally require the Company to pay certain operating expenses.

Future minimum lease commitments under non-cancelable leases as of December 31, 2008 are as follows:

	(In thousands)
Twelve Months Ended December 31,	Capital Leases	Operating Leases
2009	$246	$4,598
2010	233	4,148
2011	92	2,374
2012	—	1,901
2013	—	1,444
Thereafter	—	3,212

Total Minimum Payments	571	$17,677

Interest Amount	(64)

Present Value of Minimum Payments	$507

Rent expense for leased property was $3.2 million, $2.2 million and $2.1 million, respectively, for the years ended December 31, 2008, 2007 and 2006.

Commitments—Certain officers of the Company have entered into an employee confidential information and non-competition agreement under which they are entitled to severance pay equal to their base salary and medical benefits for 12 months and a pro-rated bonus in the event they are terminated by the Company other than for cause. There were no payouts under these agreements in 2008.

The following table reflects the Company’s other significant contractual obligations, including leases from above, as of December 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$10,757	$5,978	$4,779	$—	$—
Telecommunications providers	8,505	5,194	3,311	—	—
Office and equipment leases	17,677	4,598	6,522	3,345	3,212
Term Credit Facility	25,000	8,333	16,667	—	—
Construction and equipment (b)	6,864	6,864	—	—	—
Capital lease obligations	571	246	325	—	—

	$69,374	$31,213	$31,604	$3,345	$3,212

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

(a)	The Company has agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. Our agreements with third-party processors require the Company to submit a minimum monthly number of transactions or volume for processing. If the Company submits a number of transactions or volume that is lower than the minimum, it is required to pay the third party processors the fees that they would have received if the Company had submitted the required minimum number or volume of transactions.
(b)	These amounts relate to contractual commitments we have for constructing our new service center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with the development of this site. Through December 31, 2008, we have spent approximately $48.2 million of our cash on our new service center, including $1.7 million to acquire land, and over the next twelve months we expect to spend approximately $13.6 million more on its development, including the contractual obligations in the above table.

Contingencies— The Company collects and stores sensitive data about its merchant customers and bank cardholders. If the Company’s network security is breached or sensitive merchant or cardholder data is misappropriated, the Company could be exposed to assessments, fines or litigation costs.

On January 20, 2009, the Company publicly announced the Processing System Intrusion. The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by the Company during the transaction authorization process. Such data is not required to be encrypted while in transit under current payment card industry guidelines. The Company had received confirmation of its compliance with the PCI-DSS from a third-party assessor each year since the standard was announced, including most recently in April 2008. Card data that was affected by the Processing System Intrusion included card numbers, expiration dates, and certain other information from the magnetic stripe on the back of the payment card (including, for a small percentage of transactions, the cardholder’s name). However, the cardholder information that the Company processes does not include addresses or Social Security numbers. Also, the Company believes that no unencrypted PIN data was captured. The Company believes the breach has been contained and did not extend beyond 2008. Its investigation of the Processing System Intrusion is ongoing.

While the Company has determined that the Processing System Intrusion has triggered a loss contingency, to date an unfavorable outcome is not believed by it to be probable on those claims that are pending or have been threatened against it, or that the Company considers to be probable of assertion against it, and the Company does not have sufficient information to reasonably estimate the loss it would incur in the event of an unfavorable outcome on any such claim. Therefore, in accordance with SFAS No. 5, “Accounting for Contingencies,” no reserve/liability has been recorded with respect to any such claim as of December 31, 2008. As more information becomes available, if the Company should determine that an unfavorable outcome is probable on such a claim and that the amount of such unfavorable outcome is reasonably estimable, it will record a reserve for the claim in question. If and when, the Company records such a reserve, it could be material and could adversely impact its results of operations, financial condition and cash flow. Costs the Company incurred related to investigations and remedial actions performed in December 2008 were not significant. Amounts it expects to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion that will be performed after December 31, 2008 will be recognized as incurred. Such costs are expected to be material and could adversely impact the Company’s results of operations, financial condition and cash flow.

18. Related Party Transactions

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

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

19. Segments

The determination of the Company’s business segments is based on how the Company monitors and manages the performance of its operations. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

The Company has two reportable segments, as follows: (1) Card, which provides payment processing and related services for bank card transactions; and (2) Other. The Card segment includes CPOS, our Canadian payments processing subsidiary, since March 2008, and Network Services since May 2008. Goodwill and intangible assets resulting from the acquisitions of CPOS and Network Services are reported in the Card segment. At December 31, 2008, goodwill related to CPOS and Network Services was $51.2 million. The Other segment includes Payroll, which provides payroll and related tax filing services, and PrepaidCard, which provides prepaid card, stored-value card and loyalty card solutions. The PrepaidCard operating segment includes Debitek, General Meters and Chockstone since its November 2008 acquisition. Neither the Payroll operating segment nor the PrepaidCard operating segment meet the SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” defined thresholds for determining individually reportable segments. Goodwill and intangible assets resulting from the acquisition of Debitek, General Meters and Chockstone are reported in the Other segment. At December 31, 2008, goodwill related to Debitek, General Meters and Chockstone was $7.2 million.

The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources and corporate services. At December 31, 2008, 2007 and 2006, 43%, 57% and 66% respectively, of the Payroll’s total assets in the Other segment were funds that the Company holds as a fiduciary for payment to taxing authorities. Reconciling items include eliminations of intercompany investments and receivables.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

A summary of the Company’s segments for the three years ended December 31, 2008, 2007 and 2006 are as follows:

	Card Segment	Other Segment	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Year Ended December 31, 2008
Total revenue	$1,520,550	$24,482	$—	$(130)	$1,544,902
Depreciation and amortization	12,659	1,245	522	—	14,426
Interest income	755	—	—	—	755
Interest expense	3,314	—	—	(114)	3,206
Net income (loss)	60,151	6,125	(18,436)	—	41,840
Total assets	534,989	51,468	—	(122,838)	463,619

Year Ended December 31, 2007
Total revenue	$1,297,026	$17,103	$—	$(283)	$1,313,846
Depreciation and amortization	7,587	548	546	—	8,681
Interest income	1,934	—	—	—	1,934
Interest expense	785	—	—	—	785
Net income (loss)	49,106	833	(14,069)	—	35,870
Total assets	302,165	42,712	—	(15,688)	329,189

Year Ended December 31, 2006
Total revenue	$1,084,290	$12,901	$—	$(150)	$1,097,041
Depreciation and amortization	6,697	369	519	—	7,585
Interest income	1,225	—	—	—	1,225
Interest expense	727	26	—	—	753
Net income (loss)	40,646	1,185	(13,287)	—	28,544
Total assets	234,210	25,869	—	(8,311)	251,768

20. Earnings Per Share

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

Basic earnings per share is based on the weighted average number of common shares outstanding. For periods in which the Company held treasury stock, it was removed from the calculation of average common shares outstanding as of the trade date.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share)
Basic:
Net income	$41,840	$35,870	$28,544

Weighted average common stock outstanding	37,521	37,686	36,394

Earnings per share	$1.12	$0.95	$0.78

Diluted:
Net income	$41,840	$35,870	$28,544

Basic weighted average common stock outstanding	37,521	37,686	36,394
Effect of dilutive instruments:
Stock options	1,177	2,294	3,549

Diluted weighted average shares outstanding	38,698	39,980	39,943

Earnings per share	$1.08	$0.90	$0.71

21. Quarterly Consolidated Results of Operations (Unaudited)

The Company’s unaudited quarterly results of operations for the years ended December 31, 2008 and 2007 were as follows:

	For the Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(In thousands, except per share)
Total revenues	$339,619	$394,554	$424,800	$385,929
Costs of services	307,908	357,221	379,832	349,504
General and administrative expenses	17,174	18,289	21,866	22,499
Total expenses	325,082	375,510	401,698	372,003
Income from operations	14,537	19,044	23,102	13,926
Net income	8,977	11,469	13,413	7,981
Diluted earnings per share	$0.23	$0.30	$0.35	$0.21

	For the Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(In thousands, except per share)
Total revenues	$284,212	$333,445	$354,615	$341,574
Costs of services	259,241	303,431	322,774	311,227
General and administrative expenses	14,299	13,735	12,493	16,877
Total expenses	273,540	317,166	335,267	328,104
Income from operations	10,672	16,279	19,348	13,470
Net income	6,852	10,402	11,785	6,831
Diluted earnings per share	$0.17	$0.26	$0.30	$0.17

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

22. Subsequent Events

See Note 1, “Organization and Operations,” for a discussion of the subsequent event related to the Processing System Intrusion.

The Company has been advised by Visa that, based on Visa’s investigation of the Processing System Intrusion Visa believes it is in violation of the Visa Operating Regulations and that, based on that belief, Visa has removed the Company from Visa’s published list of PCI-DSS compliant service providers until such time as it is re-certified as PCI-DSS compliant and the assessor’s report attesting to such re-certification has been reviewed and approved by Visa, and intends to place the Company in a “probationary status” during the two years following our re-certification as being PCI-DSS compliant, during which time the Company’s failure to comply with the probationary requirements set forth by Visa or with the Visa operating regulations may result in Visa seeking to impose further risk conditions on it, including but not limited to its disconnection from VisaNet or its disqualification from the Visa payment system.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”) we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of December 31, 2008. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management Annual Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of December 31, 2008, management believes that the Company’s internal control over financial reporting is effective based on this assessment and those criteria.

Changes in Internal Controls over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our last fiscal quarter in the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be included in Item 10 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required to be included in Item 11 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be included in Item 12 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be included in Item 13 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be included in Item 14 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

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

Exhibit Number	Description
2.2	Agreement and Plan of Merger dated September 29, 2000 by and among Heartland Payment Systems, Inc., Uhle and Associates, LLC, Martin J. Uhle, Mark K. Strippy and Steven B. Gamary. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.3

Agreement and Plan of Merger dated September 29, 2000 by and between Heartland Payment

Systems, Inc. and Triad LLC. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.4	Agreement and Plan of Merger dated as of December 28, 2000 by and between Heartland Payment Systems, Inc. and Heartland Payment Systems L.L.C. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.5	Agreement of Merger dated as of June 14, 2004 by and between Heartland Payment Systems, Inc. and Credit Card Software Systems, Inc. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

3.1	Amended and Restated Certificate of Incorporation of Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 3.3 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

3.2	Amended and Restated By-Laws of Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2008 (File No. 001-32594)).

4.2	Registration Rights Agreement dated August 2, 2005 (Incorporated by reference to Exhibit 4.2 in the Registrant’s Form 8-A filed on August 4, 2005).

10.1	Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated August 28, 2002 between Heartland Payment Systems, Inc. and KeyBank National Association (Incorporated by reference to Exhibit 10.1 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

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

10.20

First Amendment to Lease Agreement, dated March 17, 2005, between Heartland Payment

Systems, Inc. and First State Investors 5200, LLC for 90 Nassau Street, Princeton, New

Jersey 08542 (Incorporated by reference to Exhibit 10.20 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.21**	Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.21 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.22**	Form of Employee Incentive Stock Option Agreement Under 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.22 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.23**	Heartland Payment Systems, Inc. 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.23 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.24**	Amendment to Heartland Payment Systems, Inc. 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.24 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.25**	Form of Stock Option Agreement Under 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.25 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.26	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.26 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.27	Third Amendment to the Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated May 26, 2005 between Heartland Payment Systems, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.28 of the Registrant’s Amendment No. 1 to Form 10-12G/A, File No. 000-51265, filed on June 22, 2005) (Incorporated by reference to Exhibit 10.27 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.28**	Heartland Payment Systems, Inc. Second Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.29	Merchant Portfolio Purchase Agreement dated September 22, 2005 between Heartland Payment Systems, Inc. and Certegy Payment Systems, Inc. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 (File No. 001-32594)).

10.30**	Letter Agreement dated February 22, 2006 between Robert O. Carr and Thomas Sheridan. (Incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).

10.31**	Option Agreement dated July 31, 2003 between Robert O. Carr and Greenhill Capital Partners, L.P. and its affiliated investment funds, and LLR Equity Partners, L.P. and its affiliated investment fund. (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 14, 2006 (File No. 001-32594)).

10.32**	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.33**	Letter Agreement dated May 8, 2006 between Heartland Payment Systems, Inc. and Michael C. Hammer concerning terms of employment. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.34**	Form of Employee Confidential Information and Noncompetition Agreement entered into by each of Robert O. Carr, Robert H.B. Baldwin, Jr., Brooks L. Terrell and Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.35**	Supplement No. I to Employee Confidential Information and Noncompetition Agreement by and between Robert H.B. Baldwin, Jr. and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.36**	Employee Confidential Information and Noncompetition Agreement entered into December 1, 2004 by and between Thomas M. Sheridan and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.37**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Robert O. Carr with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.37 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.38**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.38 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.39**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Brooks L. Terrell with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.39 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.40	Credit Agreement dated as of September 5, 2007, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 5, 2007).

10.41	American Express Establishment Sales and Servicing Program Agreement dated as of December 20, 2007 between Heartland Payment Systems, Inc. and American Express Travel Related Services Company. (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2008 (File No. 001-32594)).

10.42	Heartland Payment Systems, Inc. 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 001-32594)).

*23.1	Consent of Deloitte & Touche LLP.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
+	Confidential treatment has been requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 16, 2009

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

By:	/s/ Robert O. Carr
Robert O. Carr
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert H.B. Baldwin, Jr.
Robert H.B. Baldwin, Jr.
President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2009.

SIGNATURE	TITLE

/s/ ROBERT O. CARR	Chairman of the Board and Chief Executive Officer
Robert O. Carr	(Principal Executive Officer)

/s/ ROBERT H.B. BALDWIN, JR.	President and Chief Financial Officer
Robert H.B. Baldwin, Jr.	(Principal Accounting and Financial Officer)

/s/ MITCHELL L. HOLLIN	Director
Mitchell L. Hollin

/s/ ROBERT H. NIEHAUS	Director
Robert H. Niehaus

/s/ MARC J. OSTRO	Director
Marc J. Ostro

/s/ JONATHAN PALMER	Director
Jonathan Palmer

/s/ GEORGE F. RAYMOND	Director
George F. Raymond

/s/ RICHARD W. VAGUE	Director
Richard W. Vague

EXHIBIT INDEX

Exhibit Number	Description
2.2	Agreement and Plan of Merger dated September 29, 2000 by and among Heartland Payment Systems, Inc., Uhle and Associates, LLC, Martin J. Uhle, Mark K. Strippy and Steven B. Gamary. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.3

Agreement and Plan of Merger dated September 29, 2000 by and between Heartland Payment

Systems, Inc. and Triad LLC. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.4	Agreement and Plan of Merger dated as of December 28, 2000 by and between Heartland Payment Systems, Inc. and Heartland Payment Systems L.L.C. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.5	Agreement of Merger dated as of June 14, 2004 by and between Heartland Payment Systems, Inc. and Credit Card Software Systems, Inc. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

3.1	Amended and Restated Certificate of Incorporation of Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 3.3 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

3.2	Amended and Restated By-Laws of Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2008 (File No. 001-32594)).

4.2	Registration Rights Agreement dated August 2, 2005 (Incorporated by reference to Exhibit 4.2 in the Registrant’s Form 8-A filed on August 4, 2005).

10.1	Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated August 28, 2002 between Heartland Payment Systems, Inc. and KeyBank National Association (Incorporated by reference to Exhibit 10.1 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

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

10.20

First Amendment to Lease Agreement, dated March 17, 2005, between Heartland Payment

Systems, Inc. and First State Investors 5200, LLC for 90 Nassau Street, Princeton, New

Jersey 08542 (Incorporated by reference to Exhibit 10.20 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.21**	Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.21 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.22**	Form of Employee Incentive Stock Option Agreement Under 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.22 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.23**	Heartland Payment Systems, Inc. 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.23 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.24**	Amendment to Heartland Payment Systems, Inc. 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.24 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.25**	Form of Stock Option Agreement Under 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.25 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.26	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.26 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.27	Third Amendment to the Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated May 26, 2005 between Heartland Payment Systems, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.28 of the Registrant’s Amendment No. 1 to Form 10-12G/A, File No. 000-51265, filed on June 22, 2005) (Incorporated by reference to Exhibit 10.27 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.28**	Heartland Payment Systems, Inc. Second Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.29	Merchant Portfolio Purchase Agreement dated September 22, 2005 between Heartland Payment Systems, Inc. and Certegy Payment Systems, Inc. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 (File No. 001-32594)).

10.30**	Letter Agreement dated February 22, 2006 between Robert O. Carr and Thomas Sheridan. (Incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).

10.31**	Option Agreement dated July 31, 2003 between Robert O. Carr and Greenhill Capital Partners, L.P. and its affiliated investment funds, and LLR Equity Partners, L.P. and its affiliated investment fund. (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 14, 2006 (File No. 001-32594)).

10.32**	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.33**	Letter Agreement dated May 8, 2006 between Heartland Payment Systems, Inc. and Michael C. Hammer concerning terms of employment. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.34**	Form of Employee Confidential Information and Noncompetition Agreement entered into by each of Robert O. Carr, Robert H.B. Baldwin, Jr., Brooks L. Terrell and Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.35**	Supplement No. I to Employee Confidential Information and Noncompetition Agreement by and between Robert H.B. Baldwin, Jr. and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.36**	Employee Confidential Information and Noncompetition Agreement entered into December 1, 2004 by and between Thomas M. Sheridan and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.37**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Robert O. Carr with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.37 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.38**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.38 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.39**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Brooks L. Terrell with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.39 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.40	Credit Agreement dated as of September 5, 2007, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 5, 2007).

10.41	American Express Establishment Sales and Servicing Program Agreement dated as of December 20, 2007 between Heartland Payment Systems, Inc. and American Express Travel Related Services Company. (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2008 (File No. 001-32594)).

10.42	Heartland Payment Systems, Inc. 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 001-32594)).

*23.1	Consent of Deloitte & Touche LLP.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
+	Confidential treatment has been requested.