Form 10-K/A
period 2008-12-31
HEARTLAND PAYMENT SYSTEMS INC
filed 2009-04-30
CIK 1144354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “ accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Heartland Payment Systems, Inc.

Annual Report on Form 10-K/A

For the Year Ended December 31, 2008

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K on Form 10-K/A (the “Amended Filing”) amends the Annual Report on Form 10-K for the year ended December 31, 2008, originally filed on March 16, 2009 (the “Original Filing”), of Heartland Payment Systems, Inc. (the “Company”). The purpose of this amendment is to amend and restate Part III, Items 10 through 14 of the Original Filing, to include information previously omitted from the Original Filing in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year covered by the report.

As a result of the ongoing review of the Company’s compensation structure and philosophy by the Company’s Compensation Committee as described under the heading New Executive Officer Compensation Arrangements of the Compensation Discussion and Analysis contained in Item 11 of this Amended Filing and the Company’s decision to include any material changes to the Company’s compensation structure that may result from such review in the Company’s proxy statement, the Company’s definitive proxy statement will not be filed before April 30, 2009 (i.e., within 120 days after the end of the Company’s 2008 fiscal year end) pursuant to Regulation 14A.

In accordance with Rule 12b-15 under the Exchange Act of 1934, as amended, each item of the Original Filing that is amended by this Amended Filing is also restated in its entirety, and this Amended Filing is accompanied by currently dated certifications on Exhibits 31.1 by the Company’s Chief Executive Officer and Exhibits 31.2 by the Company’s Chief Financial Officer. The Original Filing was amended to: (i) delete the reference on the cover of the Original Filing to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Annual Report on Form 10-K, (ii) revise Part III, Items 10 through 14 of our Original Filing to include information previously omitted from the Original Filing, and (iii) revise the Exhibit Index to reflect the filing of the new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of March 16, 2009, the date of the filing of the Original Filing, and other than expressly indicated in this Amended Filing, we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to March 16, 2009. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other reports filed with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

INFORMATION CONCERNING DIRECTORS

Information regarding each Director is set forth in the following table:

Name	Age	Director Since	Position	Term Expires at the Annual Meeting Held In The Year
Robert O. Carr	63	2000	Chairman and Chief Executive Officer	2009
Mitchell L. Hollin	46	2001	Director	2009
Robert H. Niehaus	53	2001	Director	2009
Marc J. Ostro, Ph.D	59	2002	Director	2009
Jonathan J. Palmer	65	2003	Director	2009
George F. Raymond	71	2004	Director	2009
Richard W. Vague	53	2007	Director	2009

Robert O. Carr, age 63, has served as Chairman of our Board of Directors and as our Chief Executive Officer since our inception in October 2000. Mr. Carr had been Chairman of the Members’ Committee and Chief Executive Officer of our predecessor, Heartland Payment Systems LLC, from March 1997 to October 2000 when the merger of Heartland Payment Systems LLC into our Company became effective. Mr. Carr co-founded Heartland Payment Systems LLC with Heartland Bank in March 1997. Prior to founding Heartland, Mr. Carr worked in the payments and software development industries for 25 years. Mr. Carr received a B.S. and M.S. in Mathematics and Computer Science from the University of Illinois.

Mitchell L. Hollin, age 46, has served as one of our Directors since October 2001. Mr. Hollin is a Partner of LLR Capital, L.P., which is the general partner of LLR Equity Partners, L.P., an independent private equity firm, which he joined in August 2000. From 1994 until joining LLR Capital, L.P., Mr. Hollin was a founder and Managing Director of Advanta Partners LP, a private equity firm affiliated with Advanta Corporation. Prior to his involvement with Advanta Partners LP, Mr. Hollin was a Vice President at Cedar Point Partners LP, a middle market buyout firm and before that an Associate at Patricof & Co. Ventures, Inc., an international venture capital firm. Mr. Hollin is a member of the board of directors of various private companies. Mr. Hollin received a B.S. in Economics and an M.B.A. from the Wharton School of the University of Pennsylvania.

Robert H. Niehaus, age 53, has served as one of our Directors since October 2001. Mr. Niehaus is a Managing Director of Greenhill & Co., Inc. and serves as the Chairman and a Senior Member of GCP 2000, LLC and the Chairman and a Senior Member of Greenhill Capital Partners, LLC, which control the general partners of Greenhill Capital Partners. Mr. Niehaus has been a member of Greenhill & Co.’s Management Committee since its formation in January 2004. Mr. Niehaus joined Greenhill & Co. in January 2000 as a Managing Director to begin the formation of Greenhill Capital Partners. Prior to joining Greenhill & Co., Mr. Niehaus spent 17 years at Morgan Stanley & Co., where he was a Managing Director in the merchant banking department from 1990 to 1999. Mr. Niehaus was vice chairman and a director of the Morgan Stanley Leveraged Equity Fund II, L.P., a private equity investment fund, from 1992 to 1999, and was Vice Chairman and a Director of Morgan Stanley Capital Partners III, L.P., a private equity fund, from 1994 to 1999. Mr. Niehaus was also the Chief Operating Officer of Morgan Stanley’s merchant banking department from 1996 to 1998. Mr. Niehaus is a director of Exco Holdings, Inc., an oil and gas company, Global Signal Inc., a company that owns and manages wireless communications towers and other communications sites, and various private companies. Mr. Niehaus received a B.A. in International Affairs from the Woodrow Wilson School at Princeton University and an M.B.A. from the Harvard Business School.

Marc J. Ostro, Ph.D., age 59, has served as one of our Directors since October 2002. Since February 17, 2006, Dr. Ostro has served as a General Partner in Devon Park Bioventures, a venture capital fund targeting investments in therapeutics companies and, in certain cases, medical device, diagnostic and drug discovery technology companies.

Previously, from January 2002 to February 2006, Dr. Ostro was a partner at TL Ventures, L.P., a Pennsylvania-based venture capital firm. Immediately prior to that, Dr. Ostro was a private consultant to the biotechnology industry since May 2000. From November 1997 to May 2000, he was Senior Managing Director and Group Leader for KPMG Life Science Corporate Finance (Mergers and Acquisitions). In 1981, Dr. Ostro co-founded The Liposome Company, a biotechnology company. Dr. Ostro received a B.S. in Biology from Lehigh University, a Ph.D. in Biochemistry from Syracuse University, and was a Postdoctoral Fellow and Assistant Professor at the University of Illinois Medical School.

Jonathan J. Palmer, age 65, has served as one of our Directors since November 2003. Since November 2005, Mr. Palmer has served as President and Chief Executive Officer of FSV Payment Systems, a leading prepaid debit issuer and processor. From 1999 to October 2003, Mr. Palmer served as President and Chief Executive Officer of Vital Processing Services. From 1996 to 1999, he served as President and CEO of Wellspring Resources, an outsourced benefits administrator. From 1990 to 1996, Mr. Palmer was the Chief Retail Banking and Technology Executive at Barnett Banks, where he created Barnett Technologies, an outsourced services firm offering a wide range of back office functions for banks. Prior to joining Barnett Banks, he was an Executive Vice President with Shearson Lehman Brothers, and held a number of roles at Fidelity Bank in Philadelphia, succeeding to Vice Chairman in the late 1980s. Mr. Palmer received a B.S. in Applied Mathematics from LaSalle University, and an M.B.A. from the Wharton School of the University of Pennsylvania.

George F. Raymond, age 71, has served as one of our Directors since March 2004. Mr. Raymond has served as President of Buckland Corporation, a consulting company to the information technology industry, since 1989. Previously, Mr. Raymond was Chief Executive Officer of Automatic Business Centers, Inc., a payroll processing company he founded in 1972 and sold to Automatic Data Processing Corporation in 1989. Mr. Raymond is a director of Analytical Graphics, Inc., a privately held software solutions provider, and NationsHealth, a health care provider. Mr. Raymond received a B.B.A. in Accounting from the University of Massachusetts and qualified as a C.P.A. in Pennsylvania.

Richard W. Vague, age 53, has served as one of our Directors since May 2007. Since 2007, Mr. Vague has served as Chief Executive Officer and Co-Founder of Energy Plus, a Philadelphia-based, progressive, independent Energy Service Company (ESCO). Immediately prior to that, Mr. Vague served as the Chief Executive Officer of Barclays Bank Delaware, a financial institution and credit card issuer, since December 2004. Previously, Mr. Vague was Chief Executive Officer of Juniper Financial, a direct consumer credit card bank, since he co-founded that company in 2000. From 1985 to 2000, Mr. Vague was the co-founder, Chairman and Chief Executive Officer of First USA, and Chairman of Paymentech, the merchant processing subsidiary of First USA. In 1997, Bank One acquired First USA. Mr. Vague serves as a Director of Barclays Bank Delaware. Mr. Vague received a B.S. in communication from the University of Texas at Austin.

There are no family relationships among any of the Company’s directors or executive officers.

Audit Committee.

Our Audit Committee is solely responsible for the appointment of and reviewing fee arrangements with our independent accountants, and approving any non-audit services by our independent accountants. (See the section entitled, “Principal Accountant Fees and Services” below in Item 14). Our Audit Committee reviews and monitors our internal accounting procedures and reviews the scope and results of the annual audit and other services provided by our independent accountants. Our Audit Committee currently consists of Messrs. Palmer and Raymond and Dr. Ostro, each of whom is an independent director under current New York Stock Exchange (“NYSE”) rules and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is chaired by Mr. Raymond. We believe that each of the members of the Audit Committee is financially sophisticated and is able to read and understand our consolidated financial statements. Our Board of Directors has determined that Mr. Raymond is an Audit Committee “financial expert” as defined in Item 407(d)(5) of Regulation S-K. Our Audit Committee held four (4) meetings during 2008.

INFORMATION CONCERNING EXECUTIVE OFFICERS

Information regarding each of our executive officers is set forth in the following table:

Name	Age	Position
Robert O. Carr	63	Chairman of the Board and Chief Executive Officer
Robert H.B. Baldwin, Jr.	54	President and Chief Financial Officer
Sanford C. Brown	37	Chief Sales Officer
Charles H.N. Kallenbach	45	General Counsel, Chief Legal Officer and Secretary
Thomas M. Sheridan	63	Chief Portfolio Officer

Robert O. Carr, age 63, has served as Chairman of our Board of Directors and as our Chief Executive Officer since our inception in October 2000. Mr. Carr had been Chairman of the Members’ Committee and Chief Executive Officer of our predecessor, Heartland Payment Systems LLC, from March 1997 to October 2000 when the merger of Heartland Payment Systems LLC into our Company became effective. Mr. Carr co-founded Heartland Payment Systems LLC with Heartland Bank in March 1997. Prior to founding Heartland, Mr. Carr worked in the payments and software development industries for 25 years. Mr. Carr received a B.S. and M.S. in Mathematics and Computer Science from the University of Illinois.

Robert H.B. Baldwin, Jr., age 54, has served as our Chief Financial Officer since our inception in October 2000 and has served as our President since October 2007. Mr. Baldwin had been Chief Financial Officer and Secretary of our predecessor, Heartland Payment Systems LLC, from May 2000 to October 2000. From July 1998 to May 2000, Mr. Baldwin served as the Chief Financial Officer of COMFORCE Corp., a publicly-traded staffing company. From 1985 through July 1998, Mr. Baldwin was a Managing Director in Smith Barney’s Financial Institutions advisory business and from 1980 to 1985, he was a Vice President with Citicorp. Mr. Baldwin received a B.A. in History from Princeton University and an M.B.A. from Stanford University.

Sanford C. Brown, age 37, has served as our Chief Sales Officer since January 2, 2006. Prior to accepting this role, Mr. Brown served as our Senior Vice President of Sales Management and was responsible for our sales infrastructure, sales policy, and formulating business development strategies. From late 2000 to 2003 Mr. Brown, served as our Senior Vice President of Hospitality Marketing and was responsible for strategies to develop and acquire relationships with trade associations nationally. Mr. Brown has served in a variety of other sales and sales management positions since joining our predecessor in 1997, including District, Division, Regional and Vice President positions. Mr. Brown attended Northern Arizona University where he studied Marketing.

Charles H.N. Kallenbach, age 45, has served as our General Counsel and Chief Legal Officer since January 2, 2007 and our Secretary since January 17, 2007. From February 2004 through December 2006, Mr. Kallenbach was senior Vice President, Legal and Regulatory and Secretary for SunCom Wireless Holdings Inc., an NYSE-listed wireless communications company that was acquired by T-Mobile. From September 2001 to January 2004, Mr. Kallenbach was Vice President and General Counsel for Eureka Broadband Corporation. From January 2000 to September 2001, he was Vice President, General Counsel and Secretary, as well as Vice President of Human Resources for 2nd Century Communications. From April 1996 to January 2000, Mr. Kallenbach was Vice President Legal and Regulatory Affairs for e.spire Communications, Inc. Prior to that, he practiced law with Jones Day and Swidler & Berlin from November 1990 to April 1996. He also served as Legislative Assistant to United States Senator Arlen Specter from June 1985 to July 1987. Mr. Kallenbach holds a Bachelor of Arts from the University of Pennsylvania and a Juris Doctor from the New York University School of Law.

Thomas M. Sheridan, age 63, has served as our Chief Portfolio Officer since December 2004. From 1998 to December 2004, Mr. Sheridan was Senior Vice President at Nova Information Systems, the payments processing division of US Bancorp, and was responsible for pricing and portfolio management. From 1997 to 1998, Mr. Sheridan was Vice President, Credit, Security and Settlement Operations, at PMT Services, which was acquired by Nova in 1998. From 1991 to 1997, Mr. Sheridan consulted for a number of companies in the payments industry, specializing in acquisitions, integration and portfolio management. From 1989 to 1991, he was Chief Financial Officer for National Data Corporation’s payments division, now called Global Payments. Prior to joining National Data Corporation, he served as a Vice President at First Interstate Bank, a Senior Vice President in Citibank’s credit card operations, and in the finance department of Abbott Laboratories, a health care company. Mr. Sheridan received a B.S. in Chemical Engineering from the University of Illinois and an M.B.A. in Finance from Northwestern University.

CODE OF ETHICS

We have adopted a Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer (i.e., principal executive officer), Chief Financial Officer (i.e., principal financial officer), principal accounting officer, controller and any other person performing similar functions. We believe our Code of Ethics complies with the requirements of Item 406 of Regulation S-K and a copy of our Code of Ethics is available on the Corporate Governance page of our website at www.heartlandpaymentsystems.com.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Exchange Act and SEC rules, the Company’s directors, executive officers and beneficial owners of more than 10% of any class of equity security are required to file periodic reports of their ownership, and changes in that ownership, with the SEC. Based solely on our review of copies of these reports and representations of such reporting persons, the Company believes that during the year ended December 31, 2008, such SEC filing requirements were satisfied, except for: (i) a late filing made by Robert O. Carr who inadvertently filed a late Form 4 on June 3, 2008 reporting a sale of stock by one of his children’s trusts on May 20, 2008, (ii) a late filing by Greenhill Capital Partners, LLC and its affiliated funds who inadvertently filed a late Form 4 on June 19, 2008 reporting a distribution of the Company’s stock held by Greenhill Capital Partners, LLC and its affiliated funds to its limited partners on a pro rata basis on June 2, 2008, (iii) a late filing made by Robert H. Niehaus who inadvertently filed a late Form 4 on June 19, 2008 reporting his receipt of his pro rata share of the distribution by Greenhill Capital Partners, LLC and its affiliated funds on June 2, 2008, (iv) a late filing made by Robert H. Niehaus who inadvertently failed to reflect his correct stock ownership after the pro rata distribution by Greenhill Capital Partners, LLC and its affiliated funds on June 2, 2008 and corrected it in an amended Form 4 filing on August 14, 2008, (v) late filings made by Mitchell L. Hollin, Robert H. Niehaus, Marc J. Ostro, Ph.D, and Jonathan J. Palmer who each inadvertently filed a late Form 4 on November 18, 2008 reporting a stock option grant received on November 5, 2008, and (vi) late filings made by George F. Raymond and Richard W. Vague who each inadvertently filed a late Form 4 on November 19, 2008 reporting a stock option grant received on November 5, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis discusses the principles and objectives underlying our executive compensation policies and the most significant factors relevant to an analysis of these policies and provides information about the fiscal year 2008 compensation programs for our named executive officers.

Compensation Objectives

The primary objective of our compensation program is to provide our named executive officers with strong incentives to drive our growth and profitability, while achieving a successful balance between near-term performance and our long-term success. The Board of Directors and the Compensation Committee observe that while our stock price is not controllable by our management, an incentive structure that encourages superior short-term performance (relative to the industry, and the overall equity market) while also focusing attention on building for long-term growth is the most likely to result in our stock outperforming the equity markets such as the Dow Jones Industrial Average and the S&P 500 over both the near- and long-term. Ultimately, it is that outperformance in the stock (measured as the total return, inclusive of dividends) that is most important to our stockholders and the compensation objectives are thus intended to focus management on that outcome.

The compensation program adopted by the Board of Directors and the Compensation Committee is designed to align individual compensation with our growth and profitability, our near-term performance relative to our industry, our long term success in creating stockholder value, and with the market for our executive talent and securities investment. This is done using a mix of “at risk” annual short-term incentive cash compensation balanced by performance based long-term equity incentives.

The factors we consider in setting executive compensation levels are:

1. Performance (short-term and long-term results against our budgets and established performance objectives);

2. Overall cost (relative to budget and our overall financial position);

3. Relative internal value of positions;

4. Regulatory constraints and guidelines (for example, Internal Revenue Code Section 162(m)); and

5. Compensation data regarding an executive’s historical compensation compared to the labor market.

Elements of Compensation

The elements of our compensation program include the following:

•	wages (salary);

•	annual performance-based incentive cash compensation;

•	stock incentive programs (stock options, restricted stock units, etc.); and

•	severance arrangements.

We choose to pay each element, in large part, for the following reasons:

•	Wages: Salary provides a comparatively small amount of guaranteed cash compensation to secure the services of our executive talent.

•

Annual Performance-Based Compensation: Our named executive officers are eligible to receive annual performance-based cash compensation in order to reward and incentivize short-term financial and operating performance of the Company. Such rewards may be unrelated to share price performance for the applicable period (either absolute or relative), because the equity markets’ performance on a short-term basis can easily diverge significantly from our actual financial and operating performance.

•

Stock Incentive Programs: Providing named executive officers with the opportunity to create significant wealth through stock ownership is viewed as a powerful tool to attract and retain highly qualified executives and achieve the strong long-term stock price performance. Long-term stock incentives help align our executives’ interests with our stockholders’ interests and directly motivate executive officers to maximize long-term stockholder value.

•

Severance: Named executive officers were provided with severance packages in consideration for delivering to us a non-competition/non-solicitation agreement. We believe the severance package enhances the enforceability of the non-competition/non-solicitation agreement. The Board of Directors believes that such agreements serve to reduce the likelihood that competitors will seek to hire our named executive officers who have significant knowledge about our operations and short- and long-term strategies. New named executive officers may be offered a severance package to the extent that it is a necessary part of the employment offer, recognizing that the new executive is joining a team with members who have such a package. In addition, we believe the severance arrangements provide a valuable retention tool for our named executive officers.

•

Other Benefits: The Board of Directors has concluded that named executive officers should not be offered any special retirement plans, and thus they are offered only participation in our standard 401(K) plan. Named executive officers’ participation in the long-term appreciation in the value of our stock is expected to provide significant retirement value. Named executive officers also participate in various medical, dental, life, and disability programs offered by the Company to employees at large.

Determining Executive Compensation

It is the responsibility of the Compensation Committee to administer our compensation programs and practices to ensure that they are in line with our compensation objectives. For the fiscal year 2008, the Compensation Committee engaged the services of an independent compensation consulting firm, Frederic W. Cook & Co., Inc. (“FW Cook”) to review our compensation structure. FW Cook reports to the Compensation Committee and does not perform any other work for the Company besides advising on executive compensation matters. The Compensation Committee, with FW Cook, developed a peer group of companies, identifying other publicly-traded U.S.-based companies in the “Software and Services” S&P GICS group with a similar size and market value. Based on these objective factors, the peer group of companies used for fiscal year 2008 market comparisons were:

ACI Worldwide	Acxiom	Convergys

CSG Systems	Cybersource	DealerTrak Holdings

Efunds	Euronet Worldwide	Global Cash Access

Global Payments	Jack Henry	Mantech International

Maximus	Moneygram International	Sykes Enterprises

TNS	Ultimate Software	Verifone Holdings

Wright Express

While FW Cook compared our compensation levels and practices to this peer group, the market analysis was not a significant factor in setting the compensation amounts for our named executive officers in 2008 or creating incentive designs. In general, peer group comparisons showed that annual compensation for our named executive officers was below the median relative to the peer group.

The following are the elements of 2008 compensation as set by the Compensation Committee:

Wages: Wage increases are generally based on the executive’s performance within specific areas of accountability as well as market competitiveness and budget considerations. Executive wages are set at levels that are proportionately higher than other managers. The purpose is to recognize roles and managerial responsibilities and to attract and retain highly qualified professionals in these positions. Our Chief Executive Officer, Robert O. Carr, reviews the performance of the named executive officers that report to him. Mr. Carr also recommends the wages and annual cash bonuses for the other named executive officers to the Compensation Committee. The Compensation Committee reviews those recommendations and, with any modifications it considers appropriate, approves the wages. Executives’ wages are reviewed annually. The Compensation Committee independently assesses the performance of Mr. Carr and sets the wages and bonus amounts for Mr. Carr. For the 2008 fiscal year, the Compensation Committee approved wage increases for our named executive officers as set forth in the table below:

Annualized Wages:

Executive	2007 Actual Wages	2008 Actual Wages	2008 Percent Increase
Robert O. Carr	$350,000	$450,000	28.6%
Robert H.B. Baldwin, Jr.	$276,056	$350,000	26.8%
Charles H.N. Kallenbach	$190,000	$250,000	31.6%
Sanford C. Brown	$476,425	$346,405	(27.3	)%(a)
Thomas M. Sheridan	$225,896	$232,320	2.8%

(a)	Mr. Brown’s wages were commission based for 2007 and for 2008, but were converted to salary for 2009.

Annual Performance-Based Compensation: We believe that some portion of annual cash compensation for our named executive officers should be “at risk,” i.e. contingent upon successful company and individual performance. Therefore, annual performance-based compensation for named executive officers is tied to overall company performance, extraordinary individual performance, or both. For most executives, the target bonus is set at 35-50% of their annual wages, and the actual pay-out is determined in the discretion of the CEO and the Compensation Committee based on our financial operating performance and the executive’s individual results (except that the CEO did not determine his own 2008 bonus award). Exceptional performance may result in payment of an annual bonus to an executive that exceeds the executive’s target. The final determination of the amount of an executive’s annual performance bonus is made in the discretion of the Compensation Committee, however, the Company considers individual success using more specific, objective criteria, such as sales results, when those factors are relevant. The Compensation Committee aims to pay bonuses to executives only upon achievement of attainable but ambitious performance in order to provide for a meaningful risk that payments may not be made to the executives. Annual bonuses were in the form of cash during 2008.

The table below sets forth the target bonus and 2008 annual performance based compensation earned by each named executive officer:

Annual Incentive Bonus Information as of December 31, 2008

Executive	2007 Bonus			2008 Target Bonus			2008 Bonus
Robert O. Carr		$109,197			$250,000			$250,000
Robert H.B. Baldwin, Jr.		$81,117			$175,000			$175,000
Charles H.N. Kallenbach		$95,000			$125,000			$125,000
Sanford C. Brown	$	(a	)	$	(a	)	$	(a	)
Thomas M. Sheridan		$36,532			$58,080			$58,080

(a) Mr. Brown’s compensation was commission based for 2007 and 2008 and therefore all of his cash compensation was in the form of wages in 2007 and 2008.

Stock Incentive Programs: Equity based compensation is an integral part of our overall compensation program. We believe that stock options effectively balance the objective of focusing our executives on increasing long-term value to our stockholders with our objectives of building real ownership, equity value and retention for the executives. These stock-based incentives, which in recent years have consisted solely of stock option grants, are based on various factors primarily relating to the responsibilities of the individual officer or employee, their past performance, anticipated future contributions and prior option grants. In general, the Compensation Committee bases its decisions to grant stock-based incentives on recommendations of our Chief Executive Officer and the Compensation Committee’s analysis of relevant compensation information, with the intention of keeping the executives’ overall compensation, including the equity component of that compensation, at a competitive level in line with our budgets for the executive’s position and reflective of the executive’s contribution to the company’s performance. The Compensation Committee also considers the number of shares of common stock outstanding, the number of shares of common stock authorized for issuance under its equity compensation plans, the number and value at various stock prices of options and shares held by the executive officer for whom an award is being considered and the other elements of the officer’s compensation, as well as our compensation objectives and policies described above. As with the determination of base salaries and short term incentive payments, the Compensation Committee exercises subjective judgment and discretion in view of the above criteria.

Awards to named executive officers pursuant to the 2008 Equity Incentive Plan are made annually and the grant is usually made on the second full trading day after the most recent financial results are announced, with the price of the grant set as of the close of trading on that second day.

2008 Performance-Based Stock Options. In the third quarter of 2008, our Board of Directors approved a performance-based stock option program under our 2008 Equity Incentive Plan. The purpose of this award was to reward long-term operating success and also the subsequent increase in stockholder value that we expect such performance would create. Under this program, we granted 2.5 million performance-based stock options to our employees. These stock options were granted to those employees who the Board of Directors determined could have significant impact on successfully integrating the Network Services business, which was acquired in May 2008, and effectively executing our growth plan. These stock options have a five-year term and will vest in equal amounts in 2011, 2012 and 2013 only if over the term of the stock options, both of the following performance conditions are achieved:

•	Consolidated net revenue grows at a compound annual rate of at least 15%; and

•	Fully diluted EPS grows at a compound annual rate of at least 25%

We believe that these performance goals will be difficult for the company to attain as they represent growth well beyond what our competitors in the industry normally achieve and provide our executives with significant incentives to drive the long-term growth of our company. For information regarding 2008 performance-based stock option awards granted to our named executive officers on August 6, 2008, see “Grants of Plan-Based Awards.”

New Executive Officer Compensation Arrangements. In light of the challenges facing our company resulting from the previously announced security breach and macro economic conditions and the significant reduction of equity ownership suffered by our CEO as a result of previously announced forced sales of all of his shares of our common stock, the Compensation Committee has recently retained FW Cook to review and recommend changes to our compensation structure and philosophy. We expect that the review conducted by FW Cook, and the Compensation Committee’s decisions resulting from this review, will be completed during the first half of 2009. It is expected that FW Cook’s review will lead to changes in the manner in which we award, and the amounts of, cash and equity compensation for our executive officers.

Severance: We have set potential severance payments to our named executive officers at one year’s continued payment of wages plus a pro rated bonus in order to run concurrently with our named executive officers’ covenants not to compete with us for 12 months following termination of their employment. A condition to our providing such severance payments is our receipt from the executive officer of a release from future claims against the Company. These severance arrangements provide incentive for our executives to comply with their covenants and grant us the ability to suspend payment if an executive has breached these covenants. Pursuant to the above-described severance arrangements, Mr. Carr would have an estimated severance payout of $573,297, Mr. Brown would have an estimated severance payout of $396,495, Mr. Baldwin would have an estimated severance payout of $448,297, Mr. Sheridan would have an estimated severance payout of $301,197, and Mr. Kallenbach would have an estimated severance payout of $323,297.

Stock Ownership Guidelines

The Company has established an expectation that senior executives will maintain ownership of at least 50% of the net after-tax stock and/or stock options they have been granted (on a cumulative basis) to the first $10 million of value, and 75% of any value in excess of $10 million, until such time as their employment with us terminates. These ownership guidelines are designed to further align executive ownership, long-term strategic thinking and compensation programs to our performance and the interests of our stockholders. Our CEO has historically complied with these stock ownership guidelines. However, in the first quarter of 2009, all of the outstanding shares of common stock owned by our CEO were sold in previously announced forced sales. This has caused our CEO to not currently be in compliance with these stock ownership guidelines. Further, while the Company intends to maintain a guideline ownership requirement for officers, the structure and amounts may change in the future.

Budget and Accounting Considerations

In order for this compensation approach to be effective in generating both short- and long-term value to our stockholders, the Board of Directors recognizes the critical role that the operating budget, and our performance relative to that budget, plays. Thus, the Board of Directors, in its review of the annual expense budget, expects to have good visibility as to our profitability during the coming year, and can analyze those results against its own, and the equity market’s, expectations for that profit performance. Then, after the year is complete, if results fall short of those budgeted levels, the variable cash compensation element will likely be relatively modest, and a significant bonus would be paid only if quantifiably superior cost management allowed us to exceed our budgeted results. At the same time, named executive officers have a strong incentive to ensure that the appropriate amount of long-term capital investments in infrastructure are made, as their most significant wealth opportunity arises from their stock ownership, and recognition that long-term, the stock will not perform unless those ongoing infrastructure investments are made.

For our financial statements, cash compensation is expensed and for our income tax returns, the compensation is deductible. From the perspective of the named executive officers, such cash compensation is taxable as appropriate for that individual. For equity-based compensation, we do not provide named executive officers with immediately vesting options – although we do provide our Directors with immediately vesting options in order to focus them on their long-term contributions to the Company and on the long-term appreciation in the value of the Company’s stock – because such immediately vesting options are expensed entirely on our financial statements when granted. For future vesting options granted to named executive officers, the fair value of such grants is expensed over the vesting period. We provide non-qualified stock options in our grants to named executive officers. Non-qualified stock options provide us with an accounting tax benefit as the fair value of the options are deductible for the Company. Non-qualified stock options provide us with a tax return benefit when the named executive officer exercises such non-qualified stock options. For the named executive officers, non-qualified stock options are generally not taxable until the exercise of such option. The tax impacts of exercises by named executive officers match the tax benefit to us of the exercise. The accounting and tax treatment of compensation pursuant to Internal Revenue Code Section 162(m), FAS 123R, and other applicable rules, is a factor in determining the amounts of compensation for named executive officers.

Summary Compensation Table

The following table shows the compensation paid or to be paid by us, and certain other compensation paid or accrued, during the fiscal years ended December 31, 2008, 2007 and 2006 to our Chief Executive Officer, Chief Financial Officer and each of our three other most highly compensated executive officers, together the “Named Executive Officers.”

Name and Principal Position	Year	Wages ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)	Total Compensation ($)
Robert O. Carr	2008	$450,000	—		$250,000	$4,718	$704,718
Chairman and Chief Executive Officer(1)	2007	$350,000	—		$109,197	—	$459,197
	2006	$350,000	—		—	—	$350,000
Robert H.B. Baldwin, Jr.	2008	$350,000	$28,018	(3)	$175,000	$4,402	$557,420
President and Chief Financial Officer(1)	2007	$276,056	$65,177	(3)	$81,117	—	$422,350
	2006	$260,001	$81,450	(3)	—	—	$341,451
Charles H.N. Kallenbach	2008	$250,000	$115,938	(3)	$125,000	$3,750	$494,688
General Counsel and Chief Legal Officer(1,2)	2007	$190,000	$161,024	(3)	$95,000	—	$446,024
Sanford C. Brown	2008	$346,405	$76,327	(3)	—	—	$384,885
Chief Sales Officer	2007	$476,425	$69,334	(3)	—	—	$545,759
	2006	$219,086	$23,112	(3)	$200,000	—	$442,198
Thomas M. Sheridan	2008	$232,320	$17,970	(3)	$58,080	$3,750	$312,120
Chief Portfolio Officer(1,2)	2007	$225,896	$108,070	(3)	$36,532	$7,130	$377,628
	2006	$208,000	$215,333	(3)	—	$12,000	$435,333

(1)	Mr. Carr, Mr. Baldwin, Mr. Sheridan and Mr. Kallenbach also received $3,750 in 2008 as a 401(K) Plan matching contribution, which is included in column entitled “All Other Compensation” above.

(2)	Mr. Kallenbach was named our General Counsel and Chief Legal Officer on January 2, 2007.
(3)	Represents the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2008 in accordance with SFAS 123R and, accordingly, may include amounts from options granted in prior years. See the information appearing in footnote 14 to our consolidated financial statements included as part of our Annual Report on Form 10-K for the year ended December 31, 2008 for certain assumptions made in the valuation of options granted in the years ended December 31, 2007 and 2006.
(4)	Represents annual cash incentive compensation with respect to 2008. See – “Annual Performance Based Compensation” for an explanation of these payments.

Grants of Plan-Based Awards

The following tables list grants of plan-based awards made to our Named Executive Officers during 2008 and the related total fair value of these awards. Named Executive Officers did not provide cash consideration for the listed awards.

Name	Grant Date	Estimated 2008 Potential Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (1)
		Threshold ($)(5)	Target ($)(5)	Maximum ($)
Robert O. Carr	8/6/2008				1,000,000	$22.00	$6,580,000	(2)(3)
	—	—	$250,000	—
Robert H.B. Baldwin, Jr.	8/6/2008				350,000	$22.00	$2,303,000	(2)(3)
	—	—	$175,000	—
Charles H.N. Kallenbach	8/6/2008				25,000	$22.00	$164,500	(2)(3)
	—	—	$125,000	—
Sanford C. Brown	5/7/2008				4,156	$25.00	$23,440	(4a)
	8/6/2008				1,766	$22.00	$11,620	(4b)
	—	—
Thomas M. Sheridan	—				—	—	—
	—	—	$58,080	—

(1)	Amount represents the total grant date fair value of stock options granted in 2008 as determined under SFAS No. 123R. Under SFAS No. 123R, we estimate the grant date fair value of the stock options using the Black-Scholes valuation model. Our assumption for expected volatility is based on our historical volatility for those option grants whose expected life fall within a period for which we have sufficient historical volatility data related to market trading of our own Common Stock. For those option grants whose expected life is longer than the period for which we have sufficient historical volatility data related to market trading of our own Common Stock, we determine an expected volatility assumption by referencing the average volatility experienced by a group of our public company peers. We estimate the expected life of a stock option based on the simplified method for “plain-vanilla” stock options as provided by the staff of the SEC in Staff Accounting Bulletin 107. The simplified method is used because, at this point, we do not have sufficient historical information to develop reasonable expectations about future exercise patterns. For performance-based stock options, the expected life is estimated based on the average of three possible performance condition outcomes. Our dividend yield assumption is based on actual dividends expected to be paid over the expected life of the stock option. Our risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option.

(2)	The fair value of each option was $6.58. The fair value of options granted was estimated at the grant date using the following weighted average assumptions:

Expected volatility	35%
Expected life	4.5 years
Expected dividends	1.33%
Risk-free interest rate	3.08%

(3)	In the third quarter of 2008, our Board of Directors approved a performance-based stock option program. Under this program, we granted 2.5 million performance-based stock options to our employees including those grants to Named Executives dated August 6, 2008 listed in the above table. These stock options were granted to those employees who the Board of Directors determined could have significant impact on successfully integrating the Network Services business, which we acquired in May 2008, and effectively executing our growth plan. These stock options have a five-year term and will vest in equal amounts in 2011, 2012 and 2013 only if over the term of the stock options, both of the following performance conditions are achieved:

•	Consolidated net revenue grows at a compound annual rate of at least 15%; and

•	Fully diluted EPS grows at a compound annual rate of at least 25%.

We believe that achieving these performance conditions is not “more likely than not” to occur therefore, no share-based compensation expense has been recorded for these stock options in 2008. The evaluation of the likelihood of achieving these performance conditions will be repeated quarterly, and at such point that vesting of some or all of the options becomes more likely than not, share-based compensation expense will be recorded.

(4)	The fair values and weighted average assumptions applied in estimating the grant date fair value of each option were as follows:

	(a)	(b)
Expected volatility	36%	37%
Expected life	2.5 years	2.5 years
Expected dividends	1.33%	1.33%
Risk-free interest rate	2.44%	2.71%

(5)	We have not established threshold or maximum payout amounts for our annual performance-based compensation awards. These awards are paid as a percentage of the executive’s target award, determined in the discretion of the Compensation Committee, based on achievement of corporate and individual performance goals. For more information, see “Annual Performance-Based Compensation.”

Outstanding Equity Awards

The following tables set forth information regarding outstanding equity awards held by Named Executive Officers as of December 31, 2008. In the Options Awards table, each outstanding stock option award is listed individually along with the breakout of the number of stock options which are exercisable and unexercisable. As of December 31, 2008, there were no outstanding stock awards to the Named Executive Officers and the Company has not made any stock awards.

Outstanding Equity Awards at Fiscal Year-End – 2008

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Robert O. Carr	125,000	—		$6.25	October 29, 2013
	—	1,000,000	(1)(2)	$22.00	August 6, 2013
Robert H.B. Baldwin, Jr.	302,636	—		$5.00	February 12, 2012
	26,000	—		$6.25	January 16, 2009
	90,000	—		$9.80	February 15, 2010
	2,425	7,275	(3)	$25.64	February 16, 2012
	—	350,000	(1)(4)	$22.00	August 6, 2013
Charles H.N. Kallenbach	12,500	37,500	(5)	$28.25	January 2, 2012
	—	25,000	(1)(6)	$22.00	August 6, 2013
Sanford C. Brown	4,000	—		$5.00	August 18, 2013
	20,000	—		$6.25	January 15, 2014
	1,250	—		$6.25	January 15, 2014
	5,476	—		$7.50	April 16, 2014
	25,848	—		$9.28	August 10, 2014
	34,014	—		$9.80	April 1, 2010
	3,498	—		$11.00	July 14, 2010
	16,910	—		$21.55	December 23, 2010
	5,000	5,000	(7)	$25.50	August 4, 2011
	1,937	5,813	(8)	$25.64	February 16, 2012
	3,042	—		$26.66	September 12, 2010
	4,156	—		$25.00	May 7, 2013
	1,766	—		$22.00	August 6, 2013
Thomas M. Sheridan	172,156	—		$9.28	December 1, 2014
	1,937	5,813	(9)	$25.64	February 16, 2012

(1)	These are performance-based stock options which were granted to those employees who the Board of Directors determined could have significant impact on successfully integrating the Network Services business, which we acquired in May 2008 and effectively executing our growth plan. These stock options have a five-year term and will vest in equal amounts in 2011, 2012 and 2013 only if over the term of the stock options, both of the following performance conditions are achieved:

•	Consolidated net revenue grows at a compound annual rate of at least 15%;

•	and Fully diluted EPS grows at a compound annual rate of at least 25%.

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

(2)	If and only if the performance conditions identified in (1) above are achieved, 333,330 stock options will become exercisable on May 5, 2011, 333,330 stock options will become exercisable on May 5, 2012, and 333,340 stock options will become exercisable on May 5, 2013.
(3)	2,425 stock options became exercisable on February 16, 2009, 2,425 stock options will become exercisable on February 16, 2010, and 2,425 stock options will become exercisable on February 16, 2011.
(4)	If and only if the performance conditions identified in (1) above are achieved, 116,665 stock options will become exercisable on May 5, 2011, 116,665 stock options will become exercisable on May 5, 2012, and 116,670 stock options will become exercisable on May 5, 2013.
(5)	12,500 stock options became exercisable on January 2, 2009, 12,500 stock options will become exercisable on January 2, 2010, and 12,500 stock options will become exercisable on January 2, 2011.
(6)	If and only if the performance conditions identified in (1) above are achieved, 8,333 stock options will become exercisable on May 5, 2011, 8,333 stock options will become exercisable on May 5, 2012, and 8,334 stock options will become exercisable on May 5, 2013.
(7)	2,500 stock options will become exercisable on August 4, 2009, and 2,500 stock options will become exercisable on August 4, 2010.
(8)	1,937 stock options became exercisable on February 16, 2009, 1,937 stock options will become exercisable on February 16, 2010, and 1,938 stock options will become exercisable on February 16, 2011.
(9)	1,937 stock options became exercisable on February 16, 2009, 1,937 stock options will become exercisable on February 16, 2010, and 1,938 stock options will become exercisable on February 16, 2011.

Option Exercises and Stock Vested for Fiscal Year Ended December 31, 2008

The following table sets forth the number of stock options exercised during 2008 by the Named Executive Officers and the value realized on exercise. There were no stock awards outstanding during 2008.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Robert O. Carr	—	—
Robert H.B. Baldwin, Jr.	52,180	$556,761
Charles H.N. Kallenbach	—	—
Sanford C. Brown	20,000	$329,237
Thomas M. Sheridan	29,562	$365,138

Pension Benefits

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Potential Payments Upon Termination or Change in Control

In November 2001, Robert O. Carr entered into an employee confidential information and non-competition agreement with us, which was amended and restated on May 4, 2007. In October 2000, Sanford C. Brown entered into an employee confidential information and non-competition agreement with us, which was also amended and restated on May 4, 2007, and on April 4, 2007, Charles H.N. Kallenbach entered into an employee confidential information and non-competition agreement with us. On March 16, 2007, Robert H.B. Baldwin and Thomas M. Sheridan entered into revised confidential information and non-competition agreements with us. Subject to compliance with the non-competition, non-solicitation and other covenants set forth therein, all of these agreements provide that in the event these executives are terminated by us for other than cause (as defined in the agreements) or disability (as defined in the agreements), they will be entitled to receive severance pay in an amount equal to the wages that would have been paid to them during a twelve-month period plus medical benefits for twelve months. In addition, if the employment of the executives is terminated by us other than for cause or their employment with us is terminated due to their death, they shall also be entitled to receive a pro rata portion of any annual bonus that they would have been entitled to receive computed based on the number of days they were employed by us during such year or, if their bonus was payable on a quarterly rather than an annual basis, then they shall be entitled to receive a pro rata portion of any bonus that they would have been entitled to receive for the fiscal quarter in which they were terminated.

In addition, pursuant to the terms of option award agreements, vesting of certain stock options granted to our named executive officers may accelerate upon a change in control of our company and/or upon termination of our named executive officers’ employment without cause at the discretion of the Compensation Committee.

The following table provides a quantitative description of the payments and benefits payable upon termination of employment and/or change in control of our company, assuming a termination date as of December 31, 2008 and payment of a bonus under the agreements at target levels. Estimated stock and option values calculated assuming the closing price of our common stock on December 31, 2008 of $17.50:

Named Executive Officer	Severance Payment	Estimated Value of Benefits	Pro Rata Bonus		Estimated Value of Acceleration of Vesting of Stock Options		Total
Robert O. Carr
Termination of Employment without Cause	$450,000	$10,797	$112,500	(a)	NA		$573,297
Termination of Employment due to Death	NA	NA	$112,500	(a)	NA		$112,500
Change in Control	NA	NA	NA		(b	)	$-0-
Robert H.B. Baldwin, Jr.
Termination of Employment without Cause	$350,000	$10,797	$87,500	(a)	NA		$448,297
Termination of Employment due to Death	NA	NA	$87,500	(a)	NA		$87,500
Change in Control	NA	NA	NA		(c	)	$-0-
Charles H.N. Kallenbach
Termination of Employment without Cause	$250,000	$10,797	$62,500	(a)	NA		$323,297
Termination of Employment due to Death	NA	NA	$62,500	(a)	NA		$62,500
Change in Control	NA	NA	NA		(c	)	$-0-
Sanford C. Brown
Termination of Employment without Cause	$346,405	$10,797	$77,140	(a)	NA		$434,342
Termination of Employment due to Death	NA	NA	$77,140	(a)	NA		$77,140
Change in Control	NA	NA	NA		(c	)	$-0-
Thomas M. Sheridan
Termination of Employment without Cause	$232,320	$10,797	$58,080	(a)	NA		$301,197
Termination of Employment due to Death	NA	NA	$58,080	(a)	NA		$58,080
Change in Control	NA	NA	NA		(c	)	$-0-

(a)	In the event of termination without cause or due to death, annual bonus would be paid on a pro rata computation based on the number of days the executive was employed by us during such year.
(b)	Executive has no unvested stock options.
(c)	Executive’s unvested stock options value are out of the money.

For additional information on termination payments, see the discussion of “Severance” in the Compensation Disclosure and Analysis section above. Other than noted, the Company does not provide change of control benefits to its named executive officers.

DIRECTOR COMPENSATION

In 2008, members of the Board of Directors who were not our employees received annualized retainers at the rate of $10,000 for January 2008 through April 2008 and $20,000 for May 2008 through December 2008. Mr. Carr, as an employee of the Company, did not receive compensation for his service on the Board of Directors. The chair of the Audit Committee, Mr. Raymond, received an annualized retainer at the rate of $5,000 for January 2008 through April 2008 and $15,000 for May 2008 through December 2008. The chairs of our Compensation Committee and Nominating/Corporate Governance Committee, Mr. Niehaus and Dr. Ostro, respectively, received an annualized retainer at the rate of $5,000 for May 2008 through December 2008. In addition, all members of the Board of Directors who were not our employees received $1,500 for each board meeting attended in person and $1,000 for each committee meeting attended in person. Any new non-employee Director who has not been in our prior employ will receive an initial option to purchase 10,000 shares of our Common Stock on the date such individual joins the Board of Directors. These options will vest over a period of two (2) years. In addition, beginning after the third anniversary of the date a non-employee Director joins the Board, each such non-employee Director will receive an annual grant of a vested option to purchase 5,000 shares of our Common Stock in the fourth quarter of each calendar year. See the section entitled, “Executive Compensation—Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan” below.

Under these arrangements, we paid the members of the Board of Directors who are not our employees the following compensation during the fiscal year ended December 31, 2008:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		Total Compensation ($)
Mitchell L. Hollin.	$26,667	$22,450	(2)	$49,117
Robert H. Niehaus	$29,750	$22,450	(2)	$52,200
Marc J. Ostro, Ph.D	$31,250	$22,450	(2)	$53,700
Jonathan J. Palmer	$25,167	$22,450	(2)	$47,617
George F. Raymond	$33,250	$22,450	(2)	$55,700
Richard W. Vague	$23,667	$22,450	(2)	$46,117

(1)

Amounts represent the total fair value of stock options granted in 2008 as determined under SFAS No. 123R. Under SFAS No. 123R, we estimate the grant date fair value of the stock options we issue using the Black-Scholes valuation model. Our assumption for expected volatility is based on our historical volatility for those option grants whose expected life fall within a period we have sufficient historical volatility data related to market trading of our own Common Stock. For those option grants whose expected life is longer than we have sufficient historical volatility data related to market trading of our own Common Stock, we determine an expected volatility assumption by referencing the average volatility experienced by a group of our public company peers. We estimate the expected life of a stock option based on the simplified method for “plain-vanilla” stock options as provided by the staff of the SEC in Staff Accounting Bulletin 107. We use the simplified method because, at this point, we do not have sufficient historical information to develop reasonable expectations about future exercise patterns. Our dividend yield assumption is based on actual dividends expected to be paid over the expected life of the stock option. Our risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option.

(2)	The fair value of each option was $4.49. The fair value of options granted was estimated at the grant date using the following weighted average assumptions:

Expected volatility	42.5%
Expected life	2.5 years
Expected dividends	1.75%
Risk-free interest rate	1.50%

Options Granted to Directors in 2008

Name	Number of Securities Underlying Options Granted (#)	Exercise Price	Grant Date	Expiration Date
Mitchell L. Hollin	5,000	$18.00	11/5/2008	11/5/2013
Robert H. Niehaus	5,000	$18.00	11/5/2008	11/5/2013
Marc J. Ostro, Ph.D	5,000	$18.00	11/5/2008	11/5/2013
Jonathan J. Palmer	5,000	$18.00	11/5/2008	11/5/2013
George F. Raymond	5,000	$18.00	11/5/2008	11/5/2013
Richard W. Vague	5,000	$18.00	11/5/2008	11/5/2013

Director Options Outstanding at December 31, 2008

Name	Number of Stock Options Outstanding
Mitchell L. Hollin	20,000
Robert H. Niehaus	20,000
Marc J. Ostro, Ph.D	50,000
Jonathan J. Palmer	20,000
George F. Raymond	40,000
Richard W. Vague	15,000

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee during 2008 included Messrs. Hollin, Niehaus and Palmer. No member of our Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee. No member of our Compensation Committee has ever been an officer or employee of ours. There are no family relationships among any of our Directors or executive officers.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and based on these reviews and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008.

THE COMPENSATION COMMITTEE

Robert H. Niehaus, Chairman

Mitchell L. Hollin

Jonathan J. Palmer

INDEMNIFICATION ARRANGEMENTS

Our Bylaws provide that our Directors, and subject to the Board’s discretion, our officers, shall be indemnified and provide for the advancement to them of expenses in connection with actual or threatened proceedings and claims arising out of their status as such to the fullest extent permitted by the Delaware General Corporation Law. We have entered into indemnification agreements with each of our Directors and executive officers that provide them with rights to indemnification and expense advancement to the fullest extent permitted under the Delaware General Corporation Law.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is information relating to the beneficial ownership of our common stock as of April 15, 2009, by each person known by us to beneficially own more than 5% of our outstanding shares of common stock, each of our Directors and our Named Executive Officers, and all of our Directors and executive officers as a group.

Each stockholder’s percentage ownership in the following table is based on 37,451,454 shares of common stock outstanding as of April 15, 2009, except as otherwise noted in the footnotes below.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. The address of the executive officers and Directors is c/o Heartland Payment Systems, Inc., 90 Nassau Street, Princeton, New Jersey 08542.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Shares Outstanding
5% Holders:
Capital Research and Management Company 333 South Hope Street Los Angeles, California 90071	6,426,600	(1)	17.2%
T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, Maryland 21202	4,031,479	(2)	10.8%

Directors and Executive Officers:
Robert O. Carr	968,501	(3)	2.6%
Robert H.B. Baldwin, Jr.	930,429	(4)	2.5%
Sanford C. Brown	121,955	(5)	*
Charles H.N. Kallenbach	26,500	(6)	*
Thomas M. Sheridan	271,312	(7)	*
Mitchell L. Hollin	75,596	(8)	*
Robert H. Niehaus	265,624	(9)	*
Marc J. Ostro, Ph.D	1,693,816	(10)	4.5%
Jonathan J. Palmer	59,321	(11)	*
George F. Raymond	46,000	(12)	*
Richard W. Vague	15,000	(13)	*
All Directors and Executive Officers as a group (11 persons)	4,030,553	(14)	10.5%

*	Represents less than one percent of the outstanding shares of common stock.

(1)	Information regarding these shares is based on a Schedule 13G filed by Capital Research Global Investors with the SEC on February 13, 2009 and a Schedule 13G/A filed by Capital World Investors on February 13, 2009. Capital Research Global Investors is deemed to be the beneficial owner of 2,495,000 shares of common stock as a result of Capital Research and Management Company acting as investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940. Capital World Investors is deemed to be the beneficial owner of 3,931,600 shares as a result of Capital Research and Management Company acting as investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940.
(2)	Information regarding these shares is based on a joint Schedule 13G/A filed by T. Rowe Price Associates, Inc. and T. Rowe Price New Horizons Fund, Inc. with the SEC on February 11, 2009. The ultimate power to direct the receipt of dividends paid with respect to, and proceeds from the sale of, such shares of common stock, is vested in the individual and institutional clients which T. Rowe Price Associates serves as investment advisor and any and all discretionary authority which has been delegated to T. Rowe Price Associates may be revoked in whole or in part at any time.
(3)	Beneficial ownership consists of 400,000 shares of common stock held by The Robert O. Carr 2001 Charitable Remainder Unitrust, 443,501 shares of common stock held by The Robert O. Carr 2000 Irrevocable Trust for Emily Carr and options to purchase 125,000 shares of common stock under our 2000 Equity Incentive Plan which are exercisable within 60 days of April 15, 2009. Mr. Carr disclaims beneficial ownership of The Robert O. Carr 2001 Charitable Remainder Unitrust, and The Robert O. Carr 2000 Irrevocable Trust for Emily Carr.
(4)	Beneficial ownership consists of 441,479 shares of common stock held directly by Mr. Baldwin, 139 shares of common stock held in the Heartland Payment Systems, Inc. 410(K) Plan, 91,325 shares of common stock held by Margaret J. Sieck and Whitney H. Baldwin as Trustees for an Indenture created June 30, 2004, and options to purchase 397,486 shares of common stock under 2000 Equity Incentive Plan which are exercisable within 60 days of April 15, 2009. Mr. Baldwin holds 60,804 shares of common stock in a joint account that allows for margin loans but there are no current borrowings against such shares.
(5)	Beneficial ownership consists of 14,370 shares of common stock held by Mr. Brown, and options to purchase 107,585 shares of common stock under our 2000 Equity Incentive Plan which are exercisable within 60 days of April 15, 2009.
(6)	Beneficial ownership consists of 1,500 shares of common stock held by Mr. Kallenbach, and options issued to Mr. Kallenbach to purchase 25,000 shares of common stock under our 2000 Equity Incentive Plan. All such options are exercisable within 60 days of April 15, 2009.
(7)	Beneficial ownership consists of 95,281 shares of common stock held by Mr. Sheridan, and options to purchase 176,031 shares of common stock under our 2000 Equity Incentive Plan which are exercisable within 60 days of April 15, 2009.
(8)	Beneficial ownership consists of 55,596 shares of common stock held by Mr. Hollin, and options to purchase 20,000 shares of common stock under our 2008 Equity Incentive Plan and 2000 Equity Incentive Plan which are exercisable within 60 days of April 15, 2009.
(9)	Beneficial ownership consists of 224,215 shares of common stock held by Mr. Niehaus; 8,385 shares held by The Niehaus Family Limited Trust; 24,024 shares held by The Robert and Kate Niehaus Foundation; 3,000 shares held by The John Robert Niehaus 1994 Trust; 3,000 shares held by The Peter Southworth Niehaus 1994 Trust; 3,000 shares held by The Ann Southworth Niehaus 1994 Trust; and options to purchase 20,000 shares of common stock under our 2008 Equity Incentive Plan and 2000 Equity Incentive Plan, which are exercisable within 60 days of April 15, 2009.
(10)	Beneficial ownership consists of 15,000 shares of common stock held by Dr. Ostro and options to purchase 50,000 shares of common stock under our 2008 Equity Incentive Plan and 2000 Equity Incentive Plan which are exercisable within 60 days of April 15, 2009. Dr. Ostro served as the trustee of the following trusts and had voting and dispositive power of such shares of common stock: 443,501 shares of common stock held by The Robert O. Carr 2000 Irrevocable Trust for Emily Carr; 400,989 shares of common stock held by The Robert O. Carr 2000 Irrevocable Trust for Kelly Carr; and 247,503 shares of common stock held by The Robert O. Carr 2000 Irrevocable Trust for Ryan Carr. Dr. Ostro serves as the trustee of the following trusts and has voting and dispositive power of such shares of common stock: 247,755 shares of common stock held by The Jill A Carr 2000 Irrevocable Trust for Hilary Holland Carr; 144,994 shares of common stock held by the Jill A. Carr 2000 Irrevocable Trust for Robert Carr, Jr.; and 144,074 shares of common stock held by the Jill A. Carr 2000 Irrevocable Trust for Corrissa Nichols. Dr. Ostro does not have a pecuniary interest in any of the shares of common stock owned by the trusts and is no longer the trustee of The Robert O. Carr 2000 Irrevocable Trust for Emily Carr, The Robert O. Carr 2000 Irrevocable Trust for Kelly Carr, and The Robert O. Carr 2000 Irrevocable Trust for Ryan Carr. As of April 15, 2009, the following shares were used to guarantee the unpaid balance of the previously disclosed loan of Robert O. Carr and his wife Jill Carr: 443,501 shares of common stock held by The Robert O. Carr 2000 Irrevocable Trust for Emily Carr; 400,989 shares of common stock held by The Robert O. Carr 2000 Irrevocable Trust for Kelly Carr; and 247,503 shares of common stock held by The Robert O. Carr 2000 Irrevocable Trust for Ryan Carr. As of the date of this filing, the loan has been paid in full.

(11)	Beneficial ownership consists of 39,321 shares of common stock held by Mr. Palmer, and options to purchase 20,000 shares of common stock under our 2008 Equity Incentive Plan and 2000 Equity Incentive Plan, which are exercisable within 60 days of April 15, 2009.
(12)	Beneficial ownership consists of 6,000 shares of common stock held by Mr. Raymond, and options to purchase 40,000 shares of common stock under our 2008 Equity Incentive Plan and 2000 Equity Incentive Plan, which are exercisable within 60 days of April 15, 2009.
(13)	Beneficial ownership consists of options held by Mr. Vague to purchase 15,000 shares of common stock under our 2008 Equity Incentive Plan and 2000 Equity Incentive Plan which are exercisable within 60 days of April 15, 2009.
(14)	Includes options to purchase an aggregate of 996,102 shares of common stock under our 2008 Equity Incentive Plan and 2000 Equity Incentive Plan which are exercisable within 60 days of April 15, 2009.

Heartland Payment Systems, Inc. 2008 Equity Incentive Plan

Introduction. Our Board of Directors adopted the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) on April 1, 2008, and our stockholders approved the 2008 Plan on May 2, 2008.

Eligibility. Employees (including executive officers), members of the Board of Directors, and consultants of Heartland and our affiliates may participate in the 2008 Plan as designated by the Administrator (as defined below). Incentive stock options may be granted only to employees of Heartland or our subsidiaries. We have approximately 2,500 employees, including five (5) named executive officers, one of whom is also a director, and six (6) non-employee directors. The amounts of awards that may be allocated to participants under the 2008 Plan will be determined at the discretion of the Administrator and are not presently determinable.

Types of Awards. The types of stock awards that are available for grant under the 2008 Plan are:

•	incentive stock options;

•	nonstatutory stock options;

•	restricted stock bonus awards;

•	stock appreciation rights;

•	phantom stock units;

•	restricted stock units;

•	performance share bonus awards;

•	performance share units; and

•	performance cash bonuses.

Share Reserve. We have authorized 7,250,000 shares of our Common Stock for issuance under the 2008 Plan. As of December 31, 2008, 4,754,078 shares of the 7,250,000 authorized shares of our Common Stock remain available for issuance under the 2008 Plan.

The share reserve will be reduced by one (1) share upon exercise or redemption of an option or stock appreciation right, and reduced by two and seven tenths (2.7) shares for each share of common stock issued pursuant to a restricted stock bonus award, restricted stock unit, phantom stock unit, performance share bonus award, or performance share unit (which are awards pursuant to which participants may receive the full value of the stock without any payment to us). Cash settlement of stock awards shall not reduce the share reserve.

The share reserve shall not be reduced if we issue awards under the 2008 Plan in assumption of, or in substitution or exchange for, awards previously granted by an entity that we (or one of our subsidiaries) acquire. Additionally, shares available under a pre-existing plan approved by the stockholders of an entity that we or any of our subsidiaries acquire or with which we or any of our subsidiaries combines (as adjusted, to the extent appropriate, using the exchange ratio or other adjustment or valuation ratio or formula used in such transaction) may be used by us for awards granted under the 2008 Plan and shall not reduce the share reserve; provided that the issuance of such awards shall comply in all cases with NASD Rule 4350(i)(1)(A).

If any shares covered by an award granted under the 2008 Plan or the 2000 Plan, or to which such award relates, are forfeited, or if an award has expired unexercised or has been terminated or cancelled, or we reacquire or repurchase unvested shares, then such shares shall revert to and become available for grant under the 2008 Plan in the following manner: one (1) share for every one (1) share that was subject to a outstanding option or stock appreciation right, and (y) two and seven tenths (2.7) shares for every one (1) share that was subject to an outstanding restricted stock bonus award, restricted stock unit, phantom stock unit, performance share bonus award, or performance share unit. However, shares used by a participant to pay the exercise price of any award or withholding taxes in respect of an option exercise and shares repurchased on the open market using option exercise proceeds shall not revert to or become available under the 2008 Plan.

Section 162(m) Limit. In order that certain stock and cash awards granted under the 2008 Plan may qualify under Section 162(m) of the Code, which permits performance-based compensation meeting the requirements established by the Internal Revenue Service to be excluded from the limitation on deductibility of compensation in excess of $1 million paid to our CEO and our other three most highly compensated executive officers at the end of the year (other than our CFO), the 2008 Plan limits awards that are intended to comply with Section 162(m) to any participant during any fiscal year to no more than 1,812,500 shares of common stock subject to options or stock appreciation rights, no more than 671,296 shares of common stock subject to grants of stock awards other than option or stock appreciation rights, and no more than $9,000,000 subject to cash awards in respect of performance-based awards (each such limit a “Section 162(m) Limit”). However, new participants may receive a stock award covering up to an additional 1,812,500 shares of common stock subject to options or stock appreciation rights, and up to an additional 671,296 shares of common stock subject to stock awards other than option or stock appreciation rights, if such award is in connection with his or her initial service. Among other things, the 2008 Plan sets out categories of performance criteria, which are discussed under the heading “Performance Based Awards” below, that may be used in issuing performance-based awards and permits the Board of Directors to grant performance-based awards that will meet the requirements of Section 162(m) in order to permit us to deduct the full value of any compensation granted to certain specified senior executives.

Administration of the 2008 Plan. The Board of Directors, the Compensation Committee of the Board or a committee of officers or directors appointed by the Board (collectively, the “Administrator”) administers the 2008 Plan. To make grants to certain of our officers and key employees, the members of the committee approving such grant must qualify as “non-employee directors” under Rule 16b-3 of the Exchange Act, and as “outside directors” under Section 162(m) of the Code. References to the Administrator in this description of the 2008 Plan include the Board, any committee of the Board and any directors or officers to whom the Committee properly delegates authority.

The Administrator has the authority to perform the following actions:

•	designate participants under the 2008 Plan;

•	determine the type(s), number, terms and conditions of awards, as well as the timing and manner of grant, subject to the terms of the 2008 Plan;

•	interpret the 2008 Plan and establish, adopt or revise any rules and procedures to administer the 2008 Plan;

•	adopt such sub-plans and/or make such amendments to the terms of stock awards under the 2008 Plan as necessary or desirable for awards made to participants outside of the United States; and

•	make all other decisions and determinations that may be required under the 2008 Plan.

Adjustments Made by the Administrator under the 2008 Plan. In the event of any change in the common stock subject to the 2008 Plan or subject to any award by reason of a merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, spinoff, dividend in property other than cash, stock split, liquidating dividend, extraordinary dividends or distributions, combination of shares, exchange of shares, change in corporate structure or other similar transaction, the class(es) and maximum number of securities subject to the 2008 Plan, the maximum aggregate number of shares of Common Stock that may issue under the 2008 Plan pursuant to incentive stock options (which is 7,250,000 shares of Common Stock), and the Section 162(m) Limit shall be adjusted and then outstanding awards shall be appropriately adjusted in the class(es) and number of securities or other property subject to the awards, the price per share of the securities or other property subject to such awards, and any other affected terms of such awards. The Administrator shall make such adjustments, and its determination shall be final, binding and conclusive.

Options. The 2008 Plan provides that options shall have an exercise price that is at least equal to 100% of the fair market value of our common stock on the date the option is granted (with the exception of such adjustments as may be required or desirable under foreign law); provided that the exercise price of an incentive stock option granted to an employee who holds more than 10% of our voting stock may not be less than 110% of the fair market value of our common stock on the date the option is granted. However, we may grant options with exercise prices equal to less than the fair market value of our common stock on the date of grant in connection with an acquisition by us of another company, or otherwise if done in a manner that satisfies the provisions of Section 424 of the Code. To the extent permitted by law and as determined by the Administrator, an option holder may exercise an option by payment of the exercise price in a number of different manners, including (1) in cash or by check or wire transfer, (2) pursuant to a “same day sale” program, (3) by the surrender of shares of common stock already owned by the option holder, (4) through a cashless “net exercise” arrangement, or (5) such other form of consideration permitted by applicable law as determined by the Administrator. Options awarded under the 2008 Plan may be granted with terms of up to five (5) years. Unless the option holder’s option agreement provides otherwise, in the event of the option holder’s termination of service, the option holder (or in the event of death, the holder’s beneficiary or successor) will have up to one month in the case of a voluntary termination, or three months in the case of an involuntary termination (other than for cause, and six months on account of disability or twelve months on account of death) to exercise vested options. No option may be exercised after the expiration of its term.

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

Stock Appreciation Rights. The Administrator may grant stock appreciation rights independently of or in connection with an option grant. The base price per share of a stock appreciation right shall be at least 100% of the fair market value of our common stock on the date of grant. However, we may grant stock appreciation rights with exercise prices equal to less than the fair market value of our common stock on the date of grant in connection with an acquisition by us of another company, or otherwise if done in a manner that satisfies the provisions of Section 424 of the Code. Each stock appreciation right will entitle a participant upon exercise and redemption to an amount equal to (a) the excess of (1) the fair market value on the exercise or redemption date of one share of common stock over (2) the exercise or base price, times (b) the number of shares of common stock covered by the stock appreciation right being exercised or redeemed. Payment shall be made in shares of common stock or in cash, or a combination of both, as determined by the Administrator. No stock appreciation right will be exercisable or redeemable after five (5) years from the date of grant, and any stock appreciation rights granted in connection with an option will automatically have the same exercise price and term as the associated option until expiration of the associated option.

Phantom Stock Units. A phantom stock unit entitles the participant to receive the value of one share of common stock, redeemable upon terms and conditions set by the Administrator. Distributions upon redemption of phantom stock units may be in shares of common stock valued at fair market value on the date of redemption or in cash, or a combination of both, as determined by the Administrator.

Restricted Stock Units and Performance Share Units. The Administrator may also award restricted stock units or performance share units, both of which entitle the participant to receive one share of common stock at the time the unit vests. For restricted stock units, vesting will generally be based on the participant’s continuous service and for performance share units, vesting will be based on the achievement of certain performance criteria, as determined by the Administrator. In the event a participant’s continuous service terminates or a participant fails to meet the predetermined performance criteria, all unvested shares of common stock subject to these awards as of the date of termination will be forfeited.

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

The performance targets applicable to such stock or cash awards will be established in writing by the Administrator. To the extent permitted under Section 162(m)(4)(C) of the Code, such performance targets may be established not later than ninety (90) days after the commencement of the period of service to which the performance targets relate, provided that the outcome is substantially uncertain at the time the Administrator actually establishes the performance targets; provided, further, that in no event shall the performance targets be established after 25% of the period of service (as scheduled in good faith at the time the performance targets are established) has elapsed. Unless otherwise permitted under Section 162(m), no performance-based stock award which is intended to qualify as “qualified performance-based compensation” will be paid to a participant unless and until the Administrator makes a certification in writing with respect to the level of performance attained by us for the performance period to which such performance award relates. In order to assure our continued ability to deduct awards made under the 2008 Plan in the future, we will be required under Section 162(m) to seek stockholder approval of certain terms of the 2008 Plan again in 2013. The 2008 Plan also allows our Board or Compensation Committee to grant Plan awards that do not comply with the Section 162(m) requirements at any time.

No Repricing. The 2008 Plan prohibits the repricing of stock options or stock appreciation rights awarded under the 2008 Plan, which includes reduction in exercise price, base price, or replacement of underwater options or stock appreciation rights with any other form of equity award or with cash.

Forfeiture of Awards. To the extent set forth in an award agreement and in the discretion of the Administrator, in the event that a participant has engaged in “harmful conduct” (defined below) at any time during participant’s service with the Company or following termination, or participant’s service is terminated for cause, all outstanding stock awards generally will be immediately forfeited. In addition, the Administrator retains the discretion to require the participant to repay to us the amount of certain gains that the participant realized from stock awards granted under the 2008 Plan, or forfeit and return to us unvested shares. “Harmful conduct” as defined in the 2008 Plan means a breach in any material respect of an agreement not to reveal confidential information regarding our business operations, or to refrain from solicitation of our customers, suppliers or employees.

Transferability. Unless otherwise determined by the Administrator or provided for in a written agreement evidencing an award, options and stock appreciation rights granted under the 2008 Plan will not be transferable other than by will or by the laws of descent and distribution.

Change of Control. In the event of a change of control, as defined in the 2008 Plan, other than dissolution, the Administrator may provide for the (1) assumption or continuation of any stock awards outstanding under the 2008 Plan, (2) issuance of substitute awards that will substantially preserve the terms of any awards, (3) payment in exchange for the cancellation or redemption of an award or (4) any combination of the foregoing. Furthermore, at any time the Administrator may provide for the acceleration of exercisability and/or vesting of an award.

Acceleration of Vesting on Death or Disability. In the case of death or disability of an employee, or death of a member of the Board, any unvested awards (excluding performance-based awards) shall immediately become vested and exercisable (as applicable) in full.

Section 409A. The American Jobs Creation Act of 2004 introduced Section 409A of the Code covering certain nonqualified deferred compensation arrangements. Section 409A generally establishes rules that must be followed with respect to covered deferred compensation arrangements in order to avoid the imposition of an additional 20% tax (plus interest) upon the service provider who is entitled to receive the deferred compensation. Certain awards that may be granted under the 2008 Plan may constitute “deferred compensation” within the meaning of, and subject to, Section 409A of the Code. The 2008 Plan is intended to be interpreted and operated in accordance with Section 409A, including any regulations or guidance issued by the Treasury Department, and contains a number of provisions intended to avoid the imposition of additional taxes on the 2008 Plan participants under Section 409A of the Code. The Administrator may amend the 2008 Plan and outstanding awards to preserve the intended benefits of awards granted under the 2008 Plan and to avoid the imposition of an additional tax under Section 409A. In addition, no award under the 2008 Plan can be granted, deferred, paid out or modified under the 2008 Plan in a manner that would result in the imposition of an additional tax under Section 409A on a participant. The Administrator may also permit awardees whom it selects to defer compensation payable pursuant to the terms of an award under the 2008 Plan. Any such deferral arrangement will be in writing and must comply with Section 409A of the Code.

Amendment or Termination. The Administrator may amend, suspend, or terminate the 2008 Plan in any respect at any time, subject to stockholder approval where such approval is required by applicable law or stock exchange rules. The Administrator may not amend the 2008 Plan to permit the repricing of options or stock appreciation rights or to grant optionholders or holders of stock appreciation rights additional rights to transfer their awards without prior stockholder approval. Further, no amendment to the 2008 Plan may materially impair any of the rights of a participant under any awards previously granted without his or her written consent.

Term. Unless earlier terminated by the Administrator, the 2008 Plan will expire on the tenth anniversary of the latest date our stockholders approve the plan, including any subsequent amendment or restatement. No awards will be granted under the 2008 Plan after that date.

Tax Status of 2008 Plan Awards

The following discussion of the U.S. federal income tax status of awards under the 2008 Plan is based on current U.S. federal tax laws and regulations and does not purport to be a complete description of the U.S. federal income tax laws. Participants may also be subject to certain state and local taxes or may be subject to taxes imposed by countries other than the U.S., none of which are described below.

Nonqualified Stock Options and Incentive Stock Options. No income will be realized by an optionholder, and no deduction will be taken by us, upon grant of a nonqualified stock option. Upon exercise of a nonqualified stock option, the optionholder will recognize ordinary income in an amount equal to the excess, if any, of the fair market value of the underlying stock over the option exercise price (the “spread”) at the time of exercise. The spread will be deductible by us for federal income tax purposes, subject to the possible limitations on deductibility under Sections 162(m) and 280G of the Code of compensation paid to executives designated in those sections. The optionholder’s tax basis in the underlying shares acquired by exercise of a nonqualified stock option will equal the exercise price plus the amount taxable as compensation to the optionholder. Upon sale of the shares received by the optionholder upon exercise of the nonqualified stock option, any gain or loss is generally long term or short term capital gain or loss, depending on the length of the period that the optionholder holds the shares. The optionholder’s holding period for shares acquired pursuant to the exercise of a nonqualified stock option will begin on the date of exercise of such option. Additional considerations may be applicable to individuals who are subject to the reporting and short-swing profit provisions under Section 16 of the Exchange Act.

The payment by an optionholder of the exercise price, in full or in part, with previously acquired shares of common stock will not affect the tax treatment of the exercise described above. No gain or loss generally will be recognized by the optionholder upon the surrender of the previously acquired shares to us, and shares received by the optionholder, equal in number to the previously surrendered shares, will have the same tax basis as the shares surrendered to us and will have a holding period that includes the holding period of the shares surrendered. The value of shares received by the optionholder in excess of the number of shares surrendered to us will be taxable to the optionholder. Such additional shares will have a tax basis equal to the fair market value of such additional shares as of the date ordinary income is recognized, and will have a holding period that begins on the date ordinary income is recognized.

The Code requires that, for incentive stock option treatment, shares acquired through exercise of an incentive stock option cannot be disposed of before two years from the date of grant and one year from the date of exercise. Incentive stock option holders will generally incur no federal income tax liability at the time of grant or upon exercise of such options. However, the spread will be an “item of tax preference” which may give rise to “alternative minimum tax” liability at the time of exercise. If the optionholder does not dispose of the shares before two years from the date of grant and one year from the date of exercise, the difference between the exercise price and the amount realized upon disposition of the shares will constitute long term capital gain or loss, as the case may be. Assuming both the holding periods are satisfied, no deduction will be allowable to us for federal income tax purposes in connection with the grant or exercise of the option. If, within two years of the date of grant or within one year from the date of exercise, the holder of shares acquired through the exercise of an incentive stock option disposes of such shares, the optionholder will generally realize ordinary taxable compensation at the time of such disposition equal to the difference between the exercise price and the lesser of the fair market value of the stock on the date of initial exercise or the amount realized on the subsequent disposition, and such amount will generally be deductible by us for federal income tax purposes, subject to the possible limitations on deductibility under Sections 162(m) and 280G of the Code for compensation paid to executives designated in those sections.

Stock Appreciation Rights. No income is realized by the participant at the time a stock appreciation right is granted, and no deduction is available to us at such time. When the right is exercised, ordinary income is realized by the participant in the amount of the cash and/or the fair market value of the common stock received by the participant, and we will be entitled to a deduction of equivalent value, subject to the provisions of Sections 162(m) and 280G of the Code.

Restricted Stock and Performance Stock Bonus Awards. Subject to Sections 162(m) and 280G of the Code, we receive a deduction and the participant recognizes taxable income equal to the fair market value of restricted stock or performance stock bonus awards generally at the time the restrictions on the shares lapse and/or the performance criteria are satisfied, as applicable, unless the participant elects to recognize such income immediately by so electing not later than 30 days after the date of grant by us to the participant of the stock award as permitted under Section 83(b) of the Code, in which case both our deduction and the participant’s inclusion in income occur on the grant date. In the absence of an election under Section 83(b), the value of any part of such stock award distributed to participants is taxable as ordinary income to such participant in the year in which such stock is received (i.e., vested), and we will be entitled to a corresponding tax deduction.

Restricted Stock Units and Performance Stock Units. Subject to Sections 162(m) and 280G of the Code, we generally receive a deduction and the participant recognizes taxable income equal to the fair market value of the shares underlying the restricted stock units or performance stock units at the time the units vest and shares of common stock are issued. Section 83(b) of the Code is not applicable to restricted stock units or performance stock units. The value of any part of such stock awards distributed to participants is taxable as ordinary income to such participant in the year in which such stock is received, and we will be entitled to a corresponding tax deduction.

Phantom Stock Units. Subject to Sections 162(m) and 280G of the Code, we generally receive a deduction and the participant recognizes ordinary income equal to the value of the award at the time of vesting, whether such award is paid in cash or stock.

Accounting Treatment

We will recognize compensation expense in connection with awards granted under the 2008 Plan as required under the applicable accounting standards, including under Statement of Financial Accounting Standards No. 123(R). We currently amortize compensation expense associated with equity awards over an award’s requisite service period and established fair value of equity in accordance with applicable accounting standards.

New Plan Benefits

We cannot currently determine the exact number of options to be granted in the future under the 2008 Plan to our Named Executive Officers, to all executive officers as a group, or to all employees as a group. See “Executive Compensation – Option Grants in Last Fiscal Year” above for the number of stock options granted to the Named Executive Officers during the fiscal year ended December 31, 2008.

Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan

Introduction. Our Board of Directors adopted the Company’s Amended and Restated 2000 Equity Incentive Plan (the “2000 Plan”) on July 29, 2003, and our stockholders approved the 2000 Plan on that same date. The 2000 Plan was amended on July 22, 2005. The 2000 Plan was replaced by the 2008 Plan upon its approval in May 2008. No new grants will occur under the 2000 Plan. As of December 31, 2008, there were 2,599,651stock options outstanding under the 2000 Plan

Eligibility. Our employees, officers, Directors, and consultants or those of our subsidiaries were eligible to participate in the 2000 Plan. However, only employees, including officers were granted “incentive stock options.”

Administration. The 2000 Plan is currently administered by our Compensation Committee.

Options. Options granted under the 2000 Plan were either “incentive stock options,” which are intended to qualify for certain U.S. federal income tax benefits under Section 422 of the Code, or “non-qualified stock options.” The holder of an option granted under the 2000 Plan will be entitled to purchase a number of shares of our Common Stock at a specified exercise price during a specified time period, as determined by our Compensation Committee. Options granted under the 2000 Plan may become exercisable based on the recipient’s continued employment or service or the achievement of performance or other goals and objectives. The exercise price for an option may be paid in cash, in shares of our Common Stock valued at fair market value on the exercise date, by delivery of a full-recourse, interest-bearing promissory note, or by such other method as the Compensation Committee may establish. Options granted under the 2000 Plan generally may be transferred only by will or by the laws of descent and distribution.

Stock Appreciation Rights. No stock appreciation rights are outstanding under the 2000.

Shares of Common Stock. No shares of Common Stock have been granted under the 2000 Plan.

Certain Corporate Transactions; Change in Control. In the event of certain corporate transactions, such as a merger or consolidation in which we are not the surviving entity or a sale of all or substantially all of the assets of our Company, the 2000 Plan provides that (a) each outstanding option will be assumed or substituted with a comparable option by our successor company or its parent or (b) in the discretion of our Compensation Committee, the 2000 Plan and each outstanding option shall terminate on the effective date of such transaction and the recipient will receive a cash payment with a fair market value equal to the amount that would have been received upon the exercise of the option had the option been exercised immediately prior to such transaction.

No award agreement entered into pursuant to the 2000 Plan provides for the acceleration of any exercise schedule or vesting schedule with respect to an award solely because of a “change in control” of our company. However, notwithstanding anything to the contrary in the 2000 Plan or any award agreement, awards may provide for the acceleration of the exercise schedule or vesting schedule in the event of the involuntary dismissal of a recipient within a specified period of time following a change in control.

Amendment and Termination. The Board of Directors may amend or modify the 2000 Plan at any time, subject to any approval by our stockholders as required by law or the recipients of outstanding awards, as applicable. The 2000 Plan will terminate no later than July 30, 2013.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	5,308,173	$17.38	4,745,078
Equity compensation plans not approved by security holders	None	N/A	None
Total	5,308,173	$17.38	4,745,078

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the transactions described below, there has not been, nor is there currently planned, any related party transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any related party had or will have a direct or indirect material interest. The term “related party transaction” shall refer to transactions required to be disclosed by the Company pursuant to Item 404 of Regulation S-K promulgated by the SEC.

We have granted options under our stock option plans to some of our executive officers. We have also entered into indemnification agreements with each of our executive officers and Directors. See sections entitled, “Potential Payments Upon Termination or Change in Control” and “Indemnification Arrangements,” in Item 11.

All future related party transactions, including sales of stock, options or warrants, loans of any kind, or similar transactions, if any, will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside Directors, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties. Our policies on these types of related party transactions are contained in our Corporate Governance Guidelines and can be accessed at www.heartlandpaymentsystems.com.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that the following Directors are “independent” under current New York Stock Exchange (“NYSE”) rules: Mitchell L. Hollin, Robert H. Niehaus, Marc J. Ostro, Ph.D., Jonathan J. Palmer, George F. Raymond and Richard W. Vague. To be considered independent our Directors must meet the bright-line independence standards under the listing standards of the NYSE, and the Board of Directors must affirmatively determine that the Director otherwise has no material relationship with us, directly, or as an officer, shareowner or partner of an organization that has a relationship with us. Until April 2009, Dr. Ostro served as the trustee of six (6) irrevocable trusts for the benefit of the children of Mr. Carr and his wife. Dr. Ostro currently serves as the trustee of three (3) irrevocable trusts for the benefit of the children of Mr. Carr and his wife. The Board of Directors believes that Dr. Ostro’s position as trustee of these trusts was immaterial and did not affect his independence under the NYSE rules. Robert O. Carr serves as Chairman at meetings of the Board of Directors. The Chairman of our Nominating and Corporate Governance Committee, Dr. Ostro, presides over executive sessions of our non-management Directors. During fiscal year 2008, three (3) executive sessions of our non-management Directors were held. The Board of Directors has standing Audit, Compensation and Nominating/Corporate Governance Committees.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

Deloitte & Touche LLP (“Deloitte”) served as our independent registered public accounting firm for the years ending December 31, 2008, 2007 and 2006.

Audit Fees

The aggregate fees billed by Deloitte for professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our quarterly reports on Form 10-Q, and services that are normally provided by the independent public accountant in connection with statutory and regulatory filings or engagements were $1,290,062 for 2008 and $865,595 for 2007.

Audit-Related Fees

The aggregate fees billed by Deloitte for professional services rendered for assurance and related services that are related to the performance of the audit or review of our financial statements were $253,141 for 2008 and $87,100 for 2007. Audit-related fees paid in 2008 related to services associated with the 2008 acquisition of Network Services and 2007 acquisition of General Meters.

Tax Fees

The aggregate fees billed by Deloitte for professional services rendered for tax compliance, tax advice, and tax planning were $327,400 for 2008 and $93,135 for 2007. The fees primarily related to services provided in connection with our tax return preparation and compliance and sales tax return preparation and compliance.

All Other Fees

No other fees were billed by Deloitte in 2008 or 2007.

Audit Committee Pre-Approval Policies

Our Audit Committee pre-approves any audit and audit-related services and any permissible non-audit services provided by Deloitte prior to the commencement of the services. In determining whether to pre-approve a non-audit service, the Audit Committee considers whether providing the non-audit services is compatible with maintaining the auditor’s independence. To minimize potential impairments to the objectivity of the independent auditor, it has been the Audit Committee’s practice to limit the non-audit services that may be provided by our independent auditor to tax return, compliance and planning services.

All of the services described under the captions Audit Fees, Audit-Related Fees, Tax Fees, and All Other Fees were approved by the Audit Committee in accordance with the foregoing policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Consolidated Financial Statements

Our consolidated financial statements listed below are set forth in “Item 8—Financial Statements and Supplementary Data” of this report:

Page
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	+
Report of Independent Registered Public Accounting Firm on Management Report on Internal Control Over Financial Reporting	+
Consolidated Balance Sheets as of December 31, 2008 and 2007	+
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006	+
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006	+
Consolidated Statements of Cash Flow for the years ended December 31, 2008, 2007 and 2006	+
Notes to Consolidated Financial Statements	+

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

Exhibit Number	Description
2.2	Agreement and Plan of Merger dated September 29, 2000 by and among Heartland Payment Systems, Inc., Uhle and Associates, LLC, Martin J. Uhle, Mark K. Strippy and Steven B. Gamary. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.3

Agreement and Plan of Merger dated September 29, 2000 by and between Heartland Payment

Systems, Inc. and Triad LLC. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.4	Agreement and Plan of Merger dated as of December 28, 2000 by and between Heartland Payment Systems, Inc. and Heartland Payment Systems L.L.C. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.5	Agreement of Merger dated as of June 14, 2004 by and between Heartland Payment Systems, Inc. and Credit Card Software Systems, Inc. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

3.1	Amended and Restated Certificate of Incorporation of Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 3.3 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

3.2	Amended and Restated By-Laws of Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2008 (File No. 001-32594)).

4.2	Registration Rights Agreement dated August 2, 2005 (Incorporated by reference to Exhibit 4.2 in the Registrant’s Form 8-A filed on August 4, 2005).

Exhibit Number	Description
10.1	Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated August 28, 2002 between Heartland Payment Systems, Inc. and KeyBank National Association (Incorporated by reference to Exhibit 10.1 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

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

10.12

Lease Agreement, dated April 30, 2002 between Heartland Payment Systems, Inc. and

Youngstown Partners L.P. for 1437 and 1443 Youngstown Shopping Center, Jeffersonville,

Indiana 47130 (Incorporated by reference to Exhibit 10.12 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.13

Lease Agreement, dated March 6, 2003, between Heartland Payment Systems, Inc. and

Youngstown Partners, L.P. for 1441 Youngstown Shopping Center, Jeffersonville, Indiana

47130 (Incorporated by reference to Exhibit 10.13 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

Exhibit Number	Description
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

10.28**	Heartland Payment Systems, Inc. Second Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.29	Merchant Portfolio Purchase Agreement dated September 22, 2005 between Heartland Payment Systems, Inc. and Certegy Payment Systems, Inc. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 (File No. 001-32594)).

Exhibit Number	Description
10.30**	Letter Agreement dated February 22, 2006 between Robert O. Carr and Thomas Sheridan. (Incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).

10.31**	Option Agreement dated July 31, 2003 between Robert O. Carr and Greenhill Capital Partners, L.P. and its affiliated investment funds, and LLR Equity Partners, L.P. and its affiliated investment fund. (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 14, 2006 (File No. 001-32594)).

10.32**	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.33**	Letter Agreement dated May 8, 2006 between Heartland Payment Systems, Inc. and Michael C. Hammer concerning terms of employment. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.34**

Form of Employee Confidential Information and Noncompetition Agreement entered into by each of Robert O. Carr, Robert H.B. Baldwin, Jr., Brooks L. Terrell and Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006

(File No. 001-32594)).

10.35**	Supplement No. I to Employee Confidential Information and Noncompetition Agreement by and between Robert H.B. Baldwin, Jr. and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.36**	Employee Confidential Information and Noncompetition Agreement entered into December 1, 2004 by and between Thomas M. Sheridan and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.37**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Robert O. Carr with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.37 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.38**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.38 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.39**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Brooks L. Terrell with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.39 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.40	Credit Agreement dated as of September 5, 2007, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 5, 2007).

10.41	American Express Establishment Sales and Servicing Program Agreement dated as of December 20, 2007 between Heartland Payment Systems, Inc. and American Express Travel Related Services Company. (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2008 (File No. 001-32594)).

10.42	Heartland Payment Systems, Inc. 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 001-32594)).

+23.1	Consent of Deloitte & Touche LLP.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
+32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed as an Exhibit to the Original Filing
*	Filed herewith.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2009

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

By:	/s/ Robert H.B. Baldwin, Jr.
Robert H.B. Baldwin, Jr. President and Chief Financial Officer
(Principal Financial Officer)