Form 10-K/A
period 2008-12-31
HEARTLAND PAYMENT SYSTEMS INC
filed 2009-05-11
CIK 1144354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K on Form 10-K/A (the “Amended Filing”) amends and restates the Annual Report on Form 10-K for the year ended December 31, 2008, originally filed on March 16, 2009 and Amendment No. 1 to Form 10-K on Form 10-K/A filed on April 30, 2009 (collectively, the “Original Filing”), of Heartland Payment Systems, Inc. (the “Company”). The primary purpose of this amendment is to supplement the Original Filing in response to comments received from the Securities and Exchange Commission on April 1, 2009 and on April 27, 2009 in connection with its review of the Original Filing. The Original Filing was amended to revise: (i) the second paragraph under the subheading HPS Exchange of the Technology section of Item 1 to conform the paragraph to make it consistent with the other disclosures in the Original Filing, (ii) the first paragraph of Note 8 of the Notes to Consolidated Financial Statements to reflect the scope of management’s reliance on the information provided by the independent valuation firms in deriving the relevant valuations used for financial reporting purposes in connection with asset acquisitions, (iii) the disclosure in the Management Annual Report on Internal Control over Financial Reporting in Item 9A, Controls and Procedures, to include a statement that the independent registered public accounting firm that audited our financial statements has issued an attestation report on our internal control over financial reporting, (iv) Note 22 to Consolidated Financial Statements (Subsequent Events) to reflect material events that have occurred since December 31, 2008, (v) the total compensation of Sanford Brown in the Summary Compensation Table to reflect the correct amount, and (vi) the Exhibit Index to include references to (A) the Amended and Restated Credit Agreement dated as of May 30, 2008, among the Company, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent as Exhibit 10.43, (B) the Membership Interest and Asset Purchase Agreement dated May 2, 2008 among the Company, Heartland Acquisition, LLC, Alliance Data Network Services LLC, ADS Alliance Data Systems, Inc. and Alliance Data Systems Corporation as Exhibit 10.44 and (C) the Form of Employee Incentive Stock Option Agreement Under 2008 Equity Incentive Plan as Exhibit 10.45.

In accordance with Rule 12b-15 under the Exchange Act of 1934, as amended, each item of the Original Filing that is amended by this Amended Filing is also restated in its entirety, and this Amended Filing is accompanied by currently dated certifications on Exhibits 31.1 and 32.1 by the Company’s Chief Executive Officer and Exhibits 31.2 and 32.2. by the Company’s Chief Financial Officer. Except as described above, this Amended Filing does not amend, update, or change any items, financial statements, or other disclosures in the Original Filing, and does not reflect events occurring after the date of the Original Filing. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other reports filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

i

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

8. Intangible Assets and Goodwill

The fair values of the CPOS, Network Services and Chockstone assets acquired and the liabilities assumed were estimated by management at their acquisition dates in accordance with SFAS No. 141. Management obtained reports from independent valuation firms retained by management to validate certain of the assumptions relied upon by management to make such estimates. The fair values are preliminary, based on estimates, and may be adjusted in accordance with SFAS No. 141 as more information becomes available and valuations are finalized. See Note 3 for more information on these acquisitions which closed in 2008.

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

22. Subsequent Events (Unaudited)

See Note 1, “Organization and Operations,” for a discussion of the subsequent event related to the Processing System Intrusion.

In the first quarter of 2009, the Company incurred various expenses and accruals totaling $12.6 million pre-tax, all of which were attributable to the Processing System Intrusion. The majority of these expenses relate to a fine imposed by MasterCard due to the Company allegedly not taking appropriate action subsequent to learning of the possibility of the Processing System Intrusion. The Company believes it took immediate and extraordinary actions to address the intrusion and cooperate with the card brands’ investigation of the intrusion, and that it responded appropriately to concerns that were raised leading up to the discovery of the intrusion, and so it will vigorously contest any effort to hold the Company liable for the MasterCard fine. The remainder of these expenses are primarily for other fines, legal fees and costs we incurred for investigations, remedial actions and crisis management services.

As previously disclosed, the Company was advised by Visa that, based on Visa’s investigation of the Processing System Intrusion Visa believes it is in violation of the Visa Operating Regulations and that, based on that belief, Visa removed the Company from Visa’s published Global List of PCI DSS Validated Service Providers. On April 30, 2009, following the completion of its annual PCI DSS assessment, the Company successfully validated its compliance with PCI DSS. As such, the Company was returned to MasterCard’s and Visa’s Lists of PCI DSS Validated Service Providers.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of December 31, 2008, management believes that the Company’s internal control over financial reporting is effective based on this assessment and those criteria. The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is included in this Annual Report on Form 10K/A.

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

Name and Principal Position	Year	Wages ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)	Total Compensation ($)
Robert O. Carr	2008	$450,000	—		$250,000	$4,718	$704,718
Chairman and Chief Executive Officer(1)	2007	$350,000	—		$109,197	—	$459,197
	2006	$350,000	—		—	—	$350,000
Robert H.B. Baldwin, Jr.	2008	$350,000	$28,018	(3)	$175,000	$4,402	$557,420
President and Chief Financial Officer(1)	2007	$276,056	$65,177	(3)	$81,117	—	$422,350
	2006	$260,001	$81,450	(3)	—	—	$341,451
Charles H.N. Kallenbach	2008	$250,000	$115,938	(3)	$125,000	$3,750	$494,688
General Counsel and Chief Legal Officer(1,2)	2007	$190,000	$161,024	(3)	$95,000	—	$446,024
Sanford C. Brown	2008	$346,405	$76,327	(3)	—	—	$422,732
Chief Sales Officer	2007	$476,425	$69,334	(3)	—	—	$545,759
	2006	$219,086	$23,112	(3)	$200,000	—	$442,198
Thomas M. Sheridan	2008	$232,320	$17,970	(3)	$58,080	$3,750	$312,120
Chief Portfolio Officer(1,2)	2007	$225,896	$108,070	(3)	$36,532	$7,130	$377,628
	2006	$208,000	$215,333	(3)	—	$12,000	$435,333

(1)	Mr. Carr, Mr. Baldwin, Mr. Sheridan and Mr. Kallenbach also received $3,750 in 2008 as a 401(K) Plan matching contribution, which is included in column entitled “All Other Compensation” above.

(2)	Mr. Kallenbach was named our General Counsel and Chief Legal Officer on January 2, 2007.
(3)	Represents the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2008 in accordance with SFAS 123R and, accordingly, may include amounts from options granted in prior years. See the information appearing in footnote 14 to our consolidated financial statements included as part of our Annual Report on Form 10-K for the year ended December 31, 2008 for certain assumptions made in the valuation of options granted in the years ended December 31, 2007 and 2006.
(4)	Represents annual cash incentive compensation with respect to 2008. See – “Annual Performance Based Compensation” for an explanation of these payments.

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

10.20

First Amendment to Lease Agreement, dated March 17, 2005, between Heartland Payment

Systems, Inc. and First State Investors 5200, LLC for 90 Nassau Street, Princeton, New

Jersey 08542 (Incorporated by reference to Exhibit 10.20 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.21**	Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.21 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.22**	Form of Employee Incentive Stock Option Agreement Under 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.22 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.23**	Heartland Payment Systems, Inc. 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.23 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.24**	Amendment to Heartland Payment Systems, Inc. 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.24 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.25**	Form of Stock Option Agreement Under 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.25 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.26	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.26 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.27	Third Amendment to the Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated May 26, 2005 between Heartland Payment Systems, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.28 of the Registrant’s Amendment No. 1 to Form 10-12G/A, File No. 000-51265, filed on June 22, 2005) (Incorporated by reference to Exhibit 10.27 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.28**	Heartland Payment Systems, Inc. Second Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.29	Merchant Portfolio Purchase Agreement dated September 22, 2005 between Heartland Payment Systems, Inc. and Certegy Payment Systems, Inc. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 (File No. 001-32594)).

10.30**	Letter Agreement dated February 22, 2006 between Robert O. Carr and Thomas Sheridan. (Incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).

10.31**	Option Agreement dated July 31, 2003 between Robert O. Carr and Greenhill Capital Partners, L.P. and its affiliated investment funds, and LLR Equity Partners, L.P. and its affiliated investment fund. (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 14, 2006 (File No. 001-32594)).

10.32**	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.33**	Letter Agreement dated May 8, 2006 between Heartland Payment Systems, Inc. and Michael C. Hammer concerning terms of employment. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.34**	Form of Employee Confidential Information and Noncompetition Agreement entered into by each of Robert O. Carr, Robert H.B. Baldwin, Jr., Brooks L. Terrell and Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.35**	Supplement No. I to Employee Confidential Information and Noncompetition Agreement by and between Robert H.B. Baldwin, Jr. and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.36**	Employee Confidential Information and Noncompetition Agreement entered into December 1, 2004 by and between Thomas M. Sheridan and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.37**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Robert O. Carr with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.37 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.38**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.38 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.39**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Brooks L. Terrell with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.39 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.40	Credit Agreement dated as of September 5, 2007, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 5, 2007).

10.41	American Express Establishment Sales and Servicing Program Agreement dated as of December 20, 2007 between Heartland Payment Systems, Inc. and American Express Travel Related Services Company. (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2008 (File No. 001-32594)).

10.42	Heartland Payment Systems, Inc. 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 001-32594)).

10.43	Amended and Restated Credit Agreement dated as of May 30, 2008, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 4, 2008).

10.44	Membership Interest and Asset Purchase Agreement dated May 2, 2008 among Heartland Payment Systems, Inc., Heartland Acquisition, LLC, Alliance Data Network Services LLC, ADS Alliance Data Systems, Inc. and Alliance Data Systems Corporation. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 4, 2008).

10.45	Form of Employee Incentive Stock Option Agreement Under 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed on November 19, 2008 (File No. 333-155450)).

*23.1	Consent of Deloitte & Touche LLP.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
+	Confidential treatment has been requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009

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

10.20

First Amendment to Lease Agreement, dated March 17, 2005, between Heartland Payment

Systems, Inc. and First State Investors 5200, LLC for 90 Nassau Street, Princeton, New

Jersey 08542 (Incorporated by reference to Exhibit 10.20 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.21**	Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.21 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.22**	Form of Employee Incentive Stock Option Agreement Under 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.22 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.23**	Heartland Payment Systems, Inc. 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.23 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.24**	Amendment to Heartland Payment Systems, Inc. 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.24 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.25**	Form of Stock Option Agreement Under 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.25 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.26	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.26 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.27	Third Amendment to the Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated May 26, 2005 between Heartland Payment Systems, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.28 of the Registrant’s Amendment No. 1 to Form 10-12G/A, File No. 000-51265, filed on June 22, 2005) (Incorporated by reference to Exhibit 10.27 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.28**	Heartland Payment Systems, Inc. Second Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.29	Merchant Portfolio Purchase Agreement dated September 22, 2005 between Heartland Payment Systems, Inc. and Certegy Payment Systems, Inc. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 (File No. 001-32594)).

10.30**	Letter Agreement dated February 22, 2006 between Robert O. Carr and Thomas Sheridan. (Incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).

10.31**	Option Agreement dated July 31, 2003 between Robert O. Carr and Greenhill Capital Partners, L.P. and its affiliated investment funds, and LLR Equity Partners, L.P. and its affiliated investment fund. (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 14, 2006 (File No. 001-32594)).

10.32**	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.33**	Letter Agreement dated May 8, 2006 between Heartland Payment Systems, Inc. and Michael C. Hammer concerning terms of employment. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.34**	Form of Employee Confidential Information and Noncompetition Agreement entered into by each of Robert O. Carr, Robert H.B. Baldwin, Jr., Brooks L. Terrell and Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.35**	Supplement No. I to Employee Confidential Information and Noncompetition Agreement by and between Robert H.B. Baldwin, Jr. and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.36**	Employee Confidential Information and Noncompetition Agreement entered into December 1, 2004 by and between Thomas M. Sheridan and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.37**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Robert O. Carr with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.37 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.38**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.38 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.39**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Brooks L. Terrell with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.39 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.40	Credit Agreement dated as of September 5, 2007, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 5, 2007).

10.41	American Express Establishment Sales and Servicing Program Agreement dated as of December 20, 2007 between Heartland Payment Systems, Inc. and American Express Travel Related Services Company. (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2008 (File No. 001-32594)).

10.42	Heartland Payment Systems, Inc. 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 001-32594)).

10.43	Amended and Restated Credit Agreement dated as of May 30, 2008, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 4, 2008).

10.44	Membership Interest and Asset Purchase Agreement dated May 2, 2008 among Heartland Payment Systems, Inc., Heartland Acquisition, LLC, Alliance Data Network Services LLC, ADS Alliance Data Systems, Inc. and Alliance Data Systems Corporation. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 4, 2008).

10.45	Form of Employee Incentive Stock Option Agreement Under 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed on November 19, 2008 (File No. 333-155450)).

*23.1	Consent of Deloitte & Touche LLP.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
+	Confidential treatment has been requested.