Form 10-Q
period 2009-03-31
HEARTLAND PAYMENT SYSTEMS INC
filed 2009-05-11
CIK 1144354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO

As of May 4, 2009, there were 37,459,930 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I CONDENSED FINANCIAL STATEMENTS

Item 1.	Financial Statements

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash	$26,013	$27,589
Funds held for payroll customers	29,291	22,002
Receivables, net	142,147	140,145
Investments held to maturity	1,371	1,410
Inventory	8,415	8,381
Prepaid expenses	4,692	6,662
Current tax asset	4,396	2,440
Current deferred tax assets, net	5,416	6,723

Total current assets	221,741	215,352
Capitalized customer acquisition costs, net	76,551	77,737
Property and equipment, net	83,492	75,443
Goodwill	58,414	58,456
Intangible assets, net	35,077	36,453
Deposits and other assets, net	152	178

Total assets	$475,427	$463,619

Liabilities and stockholders’ equity
Current liabilities:
Due to sponsor banks	$61,355	$68,212
Accounts payable	27,067	25,864
Deposits held for payroll customers	29,291	22,002
Current portion of borrowings	58,535	58,522
Current portion of accrued buyout liability	10,177	10,547
Merchant deposits and loss reserves	31,817	16,872
Accrued expenses and other liabilities	23,554	26,196
Reserve for processing system intrusion	7,681	—

Total current liabilities	249,477	228,215
Deferred tax liabilities, net	5,386	6,832
Reserve for unrecognized tax benefits	1,719	1,732
Long-term portion of borrowings	14,836	16,984
Long-term portion of accrued buyout liability	30,532	30,493

Total liabilities	301,950	284,256

Commitments and contingencies (Note 11)	—	—

Equity
Common Stock, $0.001 par value, 100,000,000 shares authorized, 37,442,938 and 37,675,543 shares issued at March 31, 2009 and December 31, 2008; 37,442,938 and 37,675,543 shares outstanding at March 31, 2009 and December 31, 2008	38	38
Additional paid-in capital	166,782	167,337
Accumulated other comprehensive loss	(2,414)	(2,145)
Retained earnings	8,977	14,014

Total stockholders’ equity	173,383	179,244
Noncontrolling minority interests	94	119

Total equity	173,477	179,363

Total liabilities and equity	$475,427	$463,619

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Total Revenues	$372,172	$339,619

Costs of Services:
Interchange	257,372	245,277
Dues, assessments and fees	16,280	14,503
Processing and servicing	46,500	34,768
Customer acquisition costs	12,575	11,450
Depreciation and amortization	3,734	1,910

Total costs of services	336,461	307,908
General and administrative	26,589	17,169

Total expenses	363,050	325,077

Income from operations	9,122	14,542

Other income (expense):
Interest income	29	300
Interest expense	(541)	(346)
Provision for processing system intrusion	(12,590)	—
Other, net	2	(80)

Total other income (expense)	(13,100)	(126)

Income (loss) before income taxes	(3,978)	14,416
Provision for (benefit from) income taxes	(1,501)	5,434

Net income (loss)	(2,477)	8,982
Less: Net income (loss) attributable to noncontrolling minority interests	(22)	5

Net income (loss) attributable to Heartland	$(2,455)	$8,977

Net income (loss)	$(2,477)	$8,982
Other comprehensive income:
Unrealized gains (losses) on investments, net of income tax of $(7) and $12	(11)	21
Foreign currency translation adjustment, net of income tax of $(161) in 2008	(258)	(259)

Comprehensive income (loss)	(2,746)	8,744
Less: Net Income (loss) attributable to noncontrolling minority interests	(22)	5

Comprehensive income (loss) attributable to Heartland	$(2,724)	$8,739

Earnings (loss) per common share:
Basic	$(0.07)	$0.24
Diluted	$(0.06)	$0.23

Weighted average number of common shares outstanding:
Basic	37,535	37,542
Diluted	37,842	38,863

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Heartland Stockholders’ Equity						Noncontrolling Minority Interests	Total Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Treasury Stock
	Shares	Amount
Three Months Ended March 31, 2008:
Balance, January 1, 2008	37,990	$40	$173,346	$(62)	$36,729	$(44,384)	$—	$165,669
Issuance of Common Stock– options exercised	103	—	806	—	—	—	—	806
Excess tax benefit on stock options exercised under SFAS No. 123R	—	—	5	—	—	—	—	5
Repurchase of Common Stock	(782)	—	—	—	—	(17,995)	—	(17,995)
Retirement of Treasury Stock	—	(2)	(11,312)	—	(51,065)	62,379	—	—
Stock-based compensation under SFAS No. 123R	—	—	404	—	—	—	—	404
Accumulated other comprehensive income:	—	—	—	—	—	—	—	—
Unrealized losses on available for sale investments	—	—	—	21	—	—	—	21
Foreign currency translation adjustment	—	—	—	(259)	—	—	(5)	(264)
Dividends on Common Stock	—	—	—	—	(3,357)	—	—	(3,357)
Noncontrolling minority interests in subsidiary acquired	—	—	—	—	—	—	117	117
Net income for the period	—	—	—	—	8,977	—	5	8,982

Balance March 31, 2008	37,311	$38	$163,249	$(300)	$(8,716)	$—	$117	$154,388

Three Months Ended March 31, 2009:
Balance, January 1, 2009	37,676	$38	$167,337	$(2,145)	$14,014	$—	$119	$179,363
Issuance of Common Stock – options exercised	117	—	398	—	—	—	—	398
Excess tax benefit on stock options exercised under SFAS No. 123R	—	—	317	—	—	—	—	317
Repurchase of Common Stock	(350)	—	—	—	—	(3,202)	—	(3,202)
Retirement of Treasury Stock	—	—	(1,556)	—	(1,646)	3,202	—	—
Stock-based compensation under SFAS No. 123R	—	—	286	—	—	—	—	286
Accumulated other comprehensive income:
Unrealized losses on available for sale investments	—	—	—	(11)	—	—	—	(11)
Foreign currency translation adjustment	—	—	—	(258)	—	—	(3)	(261)
Dividends on Common Stock	—	—	—	—	(936)	—	—	(936)
Net income (loss) for the period	—	—	—	—	(2,455)	—	(22)	(2,477)

Balance March 31, 2009	37,443	$38	$166,782	$(2,414)	$8,977	$—	$94	$173,477

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income attributable to Heartland	$(2,455)	$8,977
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	14,129	12,522
Other depreciation and amortization	4,902	2,673
Provision for processing system intrusion	12,590	—
Addition to loss reserves	1,529	1,829
Provision for doubtful receivables	(4)	260
Stock-based compensation	285	404
Deferred taxes	(120)	498
Net income (loss) attributable to noncontrolling minority interests	(22)	5
Loss on investments	—	103
Other	—	2
Changes in operating assets and liabilities:
Increase in receivables	(2,007)	(1,240)
(Increase) decrease in inventory	(38)	591
Payment of signing bonuses, net	(9,007)	(11,433)
Increase in capitalized customer acquisition costs	(3,936)	(3,734)
Decrease in prepaid expenses	1,970	56
(Increase) decrease in current tax asset	(1,663)	4,775
Decrease (increase) in deposits and other assets	26	(10)
Excess tax benefits on options exercised under SFAS No. 123R	(317)	(255)
Decrease in reserve for unrecognized tax benefits	(13)	(43)
(Decrease) increase in due to sponsor bank	(6,856)	18,244
Increase (decrease) in accounts payable	1,237	(2,108)
Decrease in accrued expenses and other liabilities	(7,532)	(1,655)
Increase (decrease) in merchant deposits and loss reserves	13,416	(807)
Payouts of accrued buyout liability	(2,712)	(1,210)
Increase in accrued buyout liability	2,381	2,663

Net cash provided by operating activities	15,783	31,107

Cash flows from investing activities
Purchase of investments held to maturity	(562)	(25)
Maturities of investments held to maturity	589	—
Decrease (increase) in funds held for payroll customers	(7,303)	(2,617)
(Decrease) increase in deposits held for payroll customers	7,289	2,560
Acquisition of business, net of cash acquired	—	(9,988)
Purchases of property and equipment	(11,806)	(3,438)

Net cash used in investing activities	(11,793)	(13,508)

Cash flows from financing activities
Proceeds from borrowings	—	20,000
Principal payments on borrowings	(2,135)	(20,000)
Proceeds from exercise of stock options	398	806
Excess tax benefits on options exercised under SFAS No. 123R	317	255
Repurchase of common stock	(3,202)	(17,995)
Dividends paid on common stock	(936)	(3,357)

Net cash used in financing activities	(5,558)	(20,291)

Net decrease in cash	(1,568)	(2,692)
Effect of exchange rates on cash	(8)	(315)
Cash at beginning of year	27,589	35,508

Cash at end of period	$26,013	$32,501

Supplemental cash flow information:
Cash paid during the period for:
Interest	$532	$294
Income taxes	268	40

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

The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2009, its results of operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2009 and 2008. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K, as amended for the year ended December 31, 2008. The December 31, 2008 condensed consolidated balance sheet was derived from the audited 2008 consolidated financial statements.

In 2008, certain amounts for prior periods have been reclassified to conform with current presentation. Prior period amounts presented on the consolidated income statements reflect a change in classification of certain charges from VISA and MasterCard from Processing and Servicing expenses, to Dues, Assessments and Fees. This classification reflects the nature of these additional VISA and MasterCard bank card transaction authorization fees, which the Company passes through to its merchants. The Company believes that this change in presentation provides a more meaningful measure of its net revenue, which is a useful measure of profitability and operating performance. The Company defines net revenue as total revenues less interchange fees and dues, assessments and fees. These reclassifications had no effect on reported consolidated income before income taxes, net income or per share amounts. The amounts of Processing and Servicing expenses, which have been reclassified to Dues, Assessments and Fees for the three months ended March 31, 2008 were $2.2 million.

Business Description— The Company provides payment processing services related to bank card transactions for merchants throughout the United States and some parts of Canada. In addition, the Company provides certain other merchant services, including check processing, the sale and rental of terminal equipment, and the sale of terminal supplies. HPC provides payroll and related tax filing services throughout the United States. Debitek provides prepaid cards and stored-value card solutions throughout the United States. The Company and Debitek also provide campus payment solutions throughout the United States. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions.

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

The Company entered into the sponsorship agreement with KeyBank on April 1, 1999 and the agreement expires in March 2012. The acquisition of Network Services in May 2008 resulted in the addition of World Financial Network National Bank as the sponsor bank for Network Services’ large national merchant processing. In August 2008, the Company entered into a sponsorship agreement with SunTrust Banks to replace World Financial Network National Bank as its sponsor bank for Network Services’ large national merchant processing. In February 2009, the sponsorship of the large national merchants processing was transferred from World Financial Network National Bank to SunTrust Banks.

In 2007, the Company enter a sponsor bank agreement with Heartland Bank, which is based in Saint Louis, Missouri. Heartland Bank is not affiliated with Heartland Payment Systems. Our agreement with Heartland Bank involves substantially the same terms as apply with KeyBank and it expires in September 2010.

Of the Company’s total Visa and MasterCard bank card processing volume for the month of March 2009, 68.1% was processed under its sponsorship agreement with KeyBank N.A., 18.6% was processed under its sponsorship agreement with Heartland Bank (an unrelated third party), and 13.3% was processed under its sponsorship arrangement with SunTrust Banks.

Processing System Intrusion— On January 20, 2009, the Company publicly announced the discovery of a criminal breach of its payment systems environment (the “Processing System Intrusion”). The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by the Company during the transaction authorization process. Such data is not required to be encrypted while in transit under current payment card industry guidelines. The Company had received confirmation of its compliance with the Payment Card Initiative Data Security Standard (“PCI-DSS”) from a third-party assessor each year since the standard was announced, including most recently before the discovery of the Processing System Intrusion in April 2008. Subsequent to such confirmation, we were advised by Visa that based on Visa’s investigation of the Processing System Intrusion, Visa removed us from Visa’s published list of PCI-DSS compliant service providers. In April 2009, we were re-certified as PCI-DSS compliant and the assessor’s report attesting to such re-certification has been reviewed and approved by Visa. As such, the Company was returned to Visa’s Global List of PCI-DSS Validated Service Providers. Card data that could have been exposed by the Processing System Intrusion included card numbers, expiration dates, and certain other information from the magnetic stripe on the back of the payment card (including, for a small percentage of transactions, the cardholder’s name). However, the cardholder information that the Company processes does not include addresses or Social Security numbers. Also, the Company believes that no unencrypted PIN data was captured. The Company believes the breach has been contained and did not extend beyond 2008. Its investigation of the Processing System Intrusion is ongoing.

For the three months ended March 31, 2009, the Company recorded various expenses and accruals totaling $12.6 million, or about $0.20 per share, associated with the Processing System Intrusion. The majority of these charges relate to a fine imposed by MasterCard in April 2009 due to the Company allegedly not taking appropriate action subsequent to learning of the possibility of the Processing System Intrusion. The Company believes that it responded appropriately to all information that it learned regarding the possibility of a system breach and that, upon discovering the intrusion, it took immediate and extraordinary action to address the intrusion. Moreover, the Company believes that throughout the events of 2008 and 2009 it has fully cooperated with MasterCard’s investigation of first the suspicion, and later the fact, that an intrusion had occurred. The Company, therefore, considers the MasterCard fine to be in direct violation of both the MasterCard rules and applicable law, and intends and is prepared to vigorously contest (and it has recommended to its sponsor banks that they vigorously contest) through all available means, including litigation if necessary, any liability that may be asserted or imposed against the Company or its sponsor banks by reason of that fine. Additional fines were assessed by Visa against our sponsor banks, which fines our sponsor banks are contesting. The accrual of these fines resulted in the Company recording a $7.7 million Reserve for Processing System Intrusion at March 31, 2009.

The remainder of the expenses and accruals related to the Processing System Intrusion recorded in the three months ended March 31, 2009 were primarily for legal fees and costs we incurred for investigations, remedial actions and crisis management services.

While the Company has determined that the Processing System Intrusion has triggered other loss contingencies, to date an unfavorable outcome is not believed by it to be probable on those claims that are pending or have been threatened against it, or that the Company considers to be probable of assertion against it, and the Company does not have sufficient information to reasonably estimate the loss it would incur in the event of an unfavorable outcome on any such claim. Therefore, in accordance with SFAS No. 5, “Accounting for Contingencies,” no reserve/liability has been recorded as of March 31, 2009 with respect to any such claim, except for fines actually assessed by MasterCard and Visa. As more information becomes available, if the Company should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that it will incur on that claim is reasonably estimable, it will record a reserve for the claim in question. If and when, the Company records such a reserve, it could be material and could adversely impact its results of operations, financial condition and cash flow.

Additional costs the Company expects to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion will be recognized as incurred. Such costs are expected to be material and could adversely impact the Company’s results of operations, financial condition and cash flow.

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

Generally, the Company uses cash available for investment to fund these advances to SME merchants; when available cash has been expended, the Company directs its sponsor banks to make these advances, thus generating a payable to the sponsor banks. We pay our sponsor banks the prime rate on these payables. To help fund the purchase price for Network Services, during the second quarter of 2008 we suspended using our available cash to fund merchant advances and borrowed $75.0 million. During the first quarter of 2009, we re-established our practice of partially funding merchant advances with our cash, but at reduced amounts. At March 31, 2009, the Company used $23.2 million of its available cash to fund merchant advances and at December 31, 2008, the Company used $17.5 million of its cash to fund merchant advances. The amount due to sponsor banks for funding advances was $61.4 million at March 31, 2009 and $68.2 million at December 31, 2008. The payable to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment and check processing terminals.

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

Investments and Funds Held for Payroll Customers— Investments, including those carried on the consolidated balance sheet as Funds Held for Payroll Customers, consist primarily of fixed income bond funds, corporate and U.S. Government debt securities, certificates of deposit and cost basis equity securities. Funds Held for Payroll Customers also include overnight bank deposits. The majority of investments carried in Funds Held for Payroll Customers are available-for-sale and recorded at the fair value based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

at cost. Cost basis equity securities are recorded at cost and periodically evaluated for impairment. In the event of a sale, cost is determined on a specific identification basis. At March 31, 2009, Funds Held for Payroll Customers included cash and cash equivalents of $28.0 million and investments available for sale of $1.3 million.

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

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying SME merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of March 31, 2009 and December 31, 2008.

Merchant Deposits and Loss Reserves— The Company maintains merchant deposits to offset potential liabilities from merchant chargeback processing, which is discussed below, as well as deposits representing debit processing and check processing funds in transit. Previously, the debit processing funds in transit were netted against receivables. Disputes between a cardholder and a merchant periodically arise due to the cardholder’s dissatisfaction with merchandise quality or the merchant’s service, and the disputes may not always be resolved in the merchant’s favor. In some of these cases, the transaction is “charged back” to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, the Company is liable for the full amount of the transaction. Under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other (“FIN 45”), the Company’s obligation to stand ready to perform is minimal. The Company maintains a deposit or the pledge of a letter of credit from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. The Company evaluates its ultimate risk and records an estimate of potential loss for chargebacks related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to recent bank card processing volume levels. The Company believes that the liability recorded as loss reserves approximates fair value.

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

The provision for/(benefit from) income taxes for the three months ended March 31, 2009 and 2008 was $(1.5) million and $5.4 million, respectively, resulting in an effective tax rate of 37.7% and 37.7%, respectively.

At March 31, 2009, our reserve for unrecognized tax benefits related to uncertain tax positions was $1.7 million, of which $1.3 million would, if recognized, impact the effective tax rate.

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

Diluted earnings per share for the three months ended March 31, 2009 and 2008 were computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options, where dilutive.

Foreign Currency— The Canadian dollar is the functional currency of CPOS, which operates in Canada. CPOS’ revenues and expenses are translated at the average exchange rates prevailing during the period. The foreign currency assets and liabilities of CPOS are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of other comprehensive income and is included in stockholders’ equity. At March 31, 2009, the cumulative foreign currency translation loss was $2.4 million. The Company intends to indefinitely reinvest undistributed earnings of CPOS and has not tax affected the cumulative foreign currency translation loss. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not material.

Noncontrolling Minority Interests— Noncontrolling minority interests represent noncontrolling minority stockholders’ share of the equity and after-tax net income or loss of consolidated subsidiaries. Noncontrolling minority stockholders’ share of after-tax net income or loss of consolidated subsidiaries is included in “Net income (loss) attributable to noncontrolling minority interests” in the Consolidated Income Statement. The minority stockholders’ interests included in “Noncontrolling minority interests” in the March 31, 2009 Consolidated Balance Sheet were $94,000 and reflect the investments by these minority shareholders in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries.

New Accounting Pronouncements—In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) applies the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses and establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired and liabilities assumed, including assets and liabilities arising from contingencies, any noncontrolling interest in the acquiree and goodwill acquired or gain realized from a bargain purchase. SFAS No. 141(R) is effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning after December 15, 2008. The adoption of SFAS No. 141 (R) will impact the Company’s Consolidated Financial Statements prospectively in the event of any business combinations entered into after the effective date in which the Company is the acquirer and retroactively for any business combinations entered into before the effective date in regards to deferred income and contingency adjustments.

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

In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods (“SAB 110”). SAB 110 amends SAB 107 to allow the continued use, under certain circumstances, of the simplified method in developing the expected term for stock options. SAB 110 was effective January 1, 2008. The adoption of SAB 110 will impact the Company’s Consolidated Financial Statements prospectively in the event circumstances provide for application of the simplified method to future stock option grants made by the Company.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is not permitted. The adoption of FSP FAS 142-3 did not have a material effect on the Company’s Consolidated Financial Statements.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1” and “FSP APB 28-1”). FSP FAS 107-1 and FSP APB 28-1 require the disclosure of fair value for interim and annual reporting periods for all financial instruments for which it is practicable to estimate the value, whether recognized or not recognized in the statement of financial position. FSP FAS 107-1 and FSP APB 28-1 are effective for financial statements issued for interim periods ending after June 15, 2009. This guidance applies only to financial statement disclosures, the adoption will not have a material effect on the Company’s Consolidated Financial Statements.

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

The following unaudited pro forma operating results for the three months ended March 31, 2008 assume that the Network Services acquisition occurred on January 1, 2007. The pro forma results of operations are based on historical results of operations, adjusted for the impacts of purchase price allocations and financing costs, and are not necessarily indicative of the actual results which would have been achieved had the Network Services acquisition occurred as of January 1, 2007, or the results which may be achieved in the future.

Three Months Ended March 31, 2008
(in thousands, except per share)

Total revenues	$366,938
Costs of services	329,309
General and administrative expenses	23,304
Total expenses	352,613
Income from operations	14,325
Net income	8,330
Diluted earnings per share	$0.21

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

The transaction was accounted for under the purchase method of accounting. Beginning March 3, 2008, CPOS’ results of operations were included in the Company’s results of operations. The allocation of the total purchase price was as follows: $9.4 million to goodwill, $1.5 million to intangible assets and net tangible liabilities, which were immaterial. Under Canada tax regulations, the goodwill acquired is not expected to be deductible for tax purposes.

4. Receivables

A summary of receivables by major class was as follows at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(In thousands)
Accounts receivable from merchants	$138,510	$132,699
Accounts receivable from others	4,100	7,945

	142,610	140,644
Less allowance for doubtful accounts	(463)	(499)

Total receivables, net	$142,147	$140,145

Included in accounts receivable from others are $1,593,000 and $1,497,000 which are due from employees at March 31, 2009 and December 31, 2008, respectively.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

A summary of the activity in the allowance for doubtful accounts for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Beginning balance	$499	$165
Balance of acquired entity allowance	—	—
Additions to (reductions of) allowance	(4)	260
Charges against allowance	(32)	(279)

Ending balance	$463	$146

5. Capitalized Customer Acquisition Costs, Net

A summary of the capitalized customer acquisition costs, net, as of March 31, 2009 and December 31, 2008 was as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Capitalized signing bonuses	$119,631	$117,776
Less accumulated amortization	(58,435)	(55,307)

	61,196	62,469

Capitalized customer deferred acquisition costs	37,288	37,010
Less accumulated amortization	(21,933)	(21,742)

	15,355	15,268

Capitalized Customer Acquisition Costs, Net	$76,551	$77,737

A summary of the activity in capitalized customer acquisition costs, net for the three month periods ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Balance at beginning of period	$77,737	$70,498
Plus additions to:
Capitalized signing bonuses, net	9,007	11,433
Capitalized customer deferred acquisition costs	3,936	3,734

	12,943	15,167

Less amortization expense on:
Capitalized signing bonuses, net	(10,278)	(8,912)
Capitalized customer deferred acquisition costs	(3,851)	(3,610)

	(14,129)	(12,522)

Balance at end of period	$76,551	$73,143

Net signing bonus adjustments from estimated amounts to actual were $0.1 million and $0.1 million, respectively, for the three months ended March 31, 2009 and 2008. Net signing bonus adjustments are netted against additions in the table above. Positive signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year exceeds the estimated gross margin for that year, resulting in the underpayment of the up-front signing bonus and would be paid to the relevant salesperson. Negative signing bonus adjustments could result from the prior overpayment of signing bonuses and would be recovered from the relevant salesperson.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

Fully amortized signing bonuses of $7.2 million and $6.2 million respectively, were written off during the three month periods ended March 31, 2009 and 2008. In addition, fully amortized customer deferred acquisition costs of $3.7 million and $3.1 million, respectively, were written off during the three month periods ended March 31, 2009 and 2008.

The Company believes that no impairment of capitalized customer acquisition costs has occurred as of March 31, 2009 and December 31, 2008.

6. Intangible Assets and Goodwill

Intangible Assets — Intangible assets consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$28,540	$1,367	$27,173	3 to 18 years—proportional cash flow
Software	9,154	2,209	6,945	3 to 5 years—straight line
Non-compete agreements	994	281	713	3 to 5 years—straight line
Other	294	48	246	3 to 5 years—straight line

	$38,982	$3,905	$35,077

	December 31, 2008
	Gross Assets	Accumulated Amortization	Net Asset	Amortization Life and Method
	(In thousands)
Finite Lived Assets:
Customer relationships	$28,749	$1,024	$27,725	3 to 18 years—proportional cash flow
Software	9,154	1,503	7,651	3 to 5 years—straight line
Non-compete agreements	994	211	783	3 to 5 years—straight line
Other	326	32	294	3 to 5 years—straight line

	$39,223	$2,770	$36,453

Amortization expense related to the intangible assets was $1,138,000 and $80,000, respectively, for the three months ended March 31, 2009 and 2008.

The estimated amortization expense related to intangible assets for the next five years is as follows:

For the Twelve Months Ending March 31,	(In thousands)
2010	$4,682
2011	4,296
2012	2,426
2013	1,739
2014	1,997
Thereafter	19,937

$35,077

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

Goodwill — The changes in the carrying amount of goodwill for the three months ended March 31, 2009 and 2008 were as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Beginning balance	$58,456	$5,489
Goodwill acquired during the period	—	55,032
Effects of foreign currency translation	(220)	(1,807)
Other, primarily adjustments to allocations of purchase price	178	(258)

Ending balance	$58,414	$58,456

7. Merchant Deposits and Loss Reserves

The Company’s merchants have the liability for any charges properly reversed by the cardholder through a mechanism known as a chargeback. If the merchant is unable to pay this amount, the Company will be liable to the Visa and MasterCard networks for the reversed charges. Under FIN 45, the Company determined that the fair value of its obligation to stand ready to perform is minimal. The Company requires personal guarantees, merchant deposits and letters of credit from certain merchants to minimize its obligation. As of March 31, 2009 and December 31, 2008, the Company held merchant deposits totaling $30.7 million and $15.8 million, respectively, and letters of credit totaling $513,000 and $513,000, respectively.

The Visa and MasterCard networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company’s SME merchant transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company’s exposure to chargebacks is the last four months’ processing volume on the SME portfolio, which was $18.2 billion and $18.7 billion for the four months ended March 31, 2009 and December 31, 2008, respectively. However, for the four months ended March 31, 2009 and December 31, 2008, the Company was presented with $10.2 million and $10.2 million, respectively, in chargebacks by issuing banks. In the three months ended March 31, 2009 and the year ended December 31, 2008, the Company incurred merchant credit losses of $1.4 million and $5.1 million, respectively, on total SME dollar volume processed of $13.4 billion and $57.9 billion, respectively. These credit losses are included in processing and servicing costs in the Company’s consolidated statements of income.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company’s SME merchants. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its consolidated balance sheets, amounting to $1,122,000 on March 31, 2009 and $1,097,000 on December 31, 2008. This reserve is determined by performing an analysis of the Company’s historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the three month periods ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Beginning balance	$1,097	$663
Additions to reserve	1,529	1,829
Charges against reserve (a)	(1,504)	(1,755)

Ending balance	$1,122	$737

(a)	Included in these amounts are payroll segment losses of $77,000 and $20,000, respectively, for the three months ended March 31, 2009 and 2008.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

Chargebacks originating from large national merchant bank card processing are processed and carried by Fifth Third Bank, which is the Company’s third-party outsourced processor for settling large national merchant accounts.

8. Accrued Buyout Liability

A summary of the accrued buyout liability was as follows as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(In thousands)
Vested Relationship Managers and sales managers	$39,313	$39,879
Unvested Relationship Managers and sales managers	1,396	1,161

	40,709	41,040
Less current portion	(10,177)	(10,547)

Long-term portion of accrued buyout liability	$30,532	$30,493

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers at March 31, 2009 and December 31, 2008, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.2 million at March 31, 2009 and December 31, 2008.

A summary of the activity in the accrued buyout liability for the three month periods ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Beginning balance	$41,040	$37,773
Increase in settlement obligation, net	2,381	2,663
Buyouts	(2,712)	(1,210)

Ending balance	$40,709	$39,226

The increase in the settlement obligation is due to new SME merchant account signings, if any, as well as same-store sales growth and changes in gross margin, partially offset by the impact of SME merchant attrition.

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

The Amended and Restated Credit Agreement also provides for a term credit facility in the aggregate amount of up to $25 million (the “Term Credit Facility”). The Term Credit Facility requires amortizing payments in the amount of $2,083,333 on the last business day of each fiscal quarter commencing March 31, 2009. All principal and interest not previously paid on the Term Credit Facility will mature and be due and payable on December 31, 2011. Amounts borrowed and repaid under the Term Credit Facility may not be re-borrowed. Principal payments due under the Term Credit Facility as of March 31, 2009 were as follows:

Twelve Months Ended March 31,	(In thousands)
2010	$8,334
2011	8,333
2012	6,250

$22,917

The Amended and Restated Credit Agreement contains covenants, which include the maintenance of certain leverage and fixed charge coverage ratios, limitations on the Company’s indebtedness, liens on its properties and assets, investments in, and loans to, other business units, the Company’s ability to enter into business combinations and asset sales, and certain other financial and non-financial covenants. As of March 31, 2009, the Company was in compliance with these covenants.

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

The Revolving Credit Facility may be used to finance future construction projects and acquisitions in accordance with the terms of the Credit Agreement and for other working capital needs and general corporate purposes. On May 30, 2008, the Company borrowed $50 million under the Revolving Credit Facility and $25 million under the Term Credit Facility. All of the proceeds of both such borrowings were applied to finance and pay expenses related to the acquisition of certain assets from ADS Alliance Data Systems, Inc., as described in more detail in Note 3. At March 31, 2009, there was $50.0 million outstanding under the Revolving Credit Facility and $22.9 million outstanding under the Term Credit Facility. The weighted average interest rate at March 31, 2009 was 1.18%. Total fees and direct costs paid for the Amended and Restated Credit Agreement were $306,000. These costs are being amortized to interest expense over the life of the Amended and Restated Credit Agreement.

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

Under these authorizations, the Company repurchased an aggregate of 2,924,684 shares of its common stock at a cost of $65.1 million, or an average cost of $22.25 per share. This includes 350,400 shares repurchased at a cost of $3.2 million, or $9.14 per share during the three months ended March 31, 2009 and 781,584 shares repurchased at a cost of $18.0 million, or $23.02 per share during the three months ended March 31, 2008.

On February 28, 2008, the Company’s Board of Directors resolved to retire all common shares as repurchased and include the retired shares in the authorized and unissued shares of the Company. Until February 28, 2008, the final disposition of the repurchased shares had not been decided. At retirement, the excess of the purchase price of the treasury stock over the stated value is allocated between additional paid-in capital and retained earnings.

Dividends on Common Stock. During the three months ended March 31, 2009 and the twelve months ended December 31, 2008, the Company’s Board of Directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share

Three Months Ended March 31, 2009:
February 20, 2009	March 9, 2009	March 16, 2009	$0.025

Twelve Months Ended December 31, 2008:
February 13, 2008	February 28, 2008	March 15, 2008	$0.09
April 30, 2008	May 23, 2008	June 15, 2008	$0.09
August 5, 2008	August 22, 2008	September 15, 2008	$0.09
November 4, 2008	November 24, 2008	December 15, 2008	$0.09

On May 7, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per share of common stock, payable on June 15, 2009 to stockholders of record as of May 25, 2009.

11. Commitments and Contingencies

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

Future minimum lease commitments under non-cancelable leases as of March 31, 2009 were as follows:

	(In thousands)
Twelve Months Ended March 31,	Capital Leases	Operating Leases
2010	$243	$4,563
2011	216	3,984
2012	48	2,145
2013	—	1,898
2014	—	1,386
Thereafter	—	2,915

Total Minimum Payments	507	$16,891

Interest Amount	(64)

Present Value of Minimum Payments	$443

Rent expense for leased property was $804,000 and $415,000, respectively, for the three months ended March 31, 2009 and 2008.

Commitments—Certain officers of the Company have entered into an employee confidential information and non-competition agreement under which they are entitled to severance pay equal to their base salary and medical benefits for 12 months and a pro-rated bonus in the event they are terminated by the Company other than for cause. There were no payouts under these agreements in 2008 or 2009.

The following table reflects the Company’s other significant contractual obligations, including leases from above, as of March 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$12,290	$6,560	$5,640	$90	$—
Telecommunications providers	8,220	5,274	2,946	—	—
Office and equipment leases	16,891	4,563	6,129	3,284	2,915
Term Credit Facility	22,917	8,334	14,583	—	—
Construction and equipment (b)	12,329	12,329	—	—	—
Capital lease obligations	507	243	264	—	—

	$73,154	$37,303	$29,562	$3,374	$2,915

(a)	The Company has agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. Our agreements with third-party processors require the Company to submit a minimum monthly number of transactions or volume for processing. If the Company submits a number of transactions or volume that is lower than the minimum, it is required to pay the third party processors the fees that they would have received if the Company had submitted the required minimum number or volume of transactions.
(b)	These amounts relate to contractual commitments we have for constructing our new service center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with the development of this site. Through March 31, 2009, we have spent approximately $54.1 million of our cash on our new service center, including $1.7 million to acquire land.

Contingencies— The Company collects and stores sensitive data about its merchant customers and bank cardholders. If the Company’s network security is breached or sensitive merchant or cardholder data is misappropriated, the Company could be exposed to assessments, fines or litigation costs.

On January 20, 2009, the Company publicly announced the Processing System Intrusion. The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by the Company during the transaction authorization process. Such data is not required to be encrypted while in transit under current payment card industry guidelines. The Company had received confirmation of its compliance with the PCI-DSS from a third-party assessor each year since the standard was announced, including most recently before the discovery of the Processing System Intrusion in April 2008. Subsequent to such confirmation, we were advised by Visa that based on Visa’s investigation of the Processing System Intrusion, Visa removed us from Visa’s published list of PCI-DSS compliant service providers. In April 2009, we were re-certified as PCI-DSS compliant and the assessor’s report attesting to such re-certification has been reviewed and approved by Visa. As such, the Company was returned to Visa’s Global List of PCI-DSS Validated Service Providers. Card data that could have been exposed by the Processing System Intrusion included card numbers, expiration dates, and certain other information from the magnetic stripe on the back of the payment card (including, for a small percentage of transactions, the cardholder’s name). However, the cardholder information that the Company processes does not include addresses or Social Security numbers. Also, the Company believes that no unencrypted PIN data was captured. The Company believes the breach has been contained and did not extend beyond 2008. Its investigation of the Processing System Intrusion is ongoing.

For the three months ended March 31, 2009, the Company recorded various expenses and accruals totaling $12.6 million, or about $0.20 per share, associated with the Processing System Intrusion. The majority of these charges relate to a fine imposed by MasterCard in April 2009 due to the Company allegedly not taking appropriate action subsequent to learning of the possibility of the Processing System Intrusion. The Company believes that it responded appropriately to all information that it learned regarding the possibility of a system breach and that, upon discovering the intrusion, it took immediate and extraordinary action to address the intrusion. Moreover, the Company believes that throughout the events of 2008 and 2009 it has fully cooperated with MasterCard’s investigation of first the suspicion, and later the fact, that an intrusion had occurred. The Company considers the MasterCard fine to be in direct violation of both the MasterCard rules and applicable law, and intends and is prepared to vigorously contest (and it has recommended to its sponsor banks that they vigorously contest) through all available means, including litigation if necessary, any liability that may be asserted or imposed against the Company or its sponsor banks by reason of that fine. Additional fines were assessed by Visa against our sponsor banks, which fines our sponsor banks are contesting. The accrual of these fines resulted in the Company recording a $7.7 million Reserve for Processing System Intrusion at March 31, 2009.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

The remainder of the expenses and accruals related to the Processing System Intrusion recorded in the three months ended March 31, 2009 were primarily for legal fees and costs we incurred for investigations, remedial actions and crisis management services.

While the Company has determined that the Processing System Intrusion has triggered other loss contingencies, to date an unfavorable outcome is not believed by it to be probable on those claims that are pending or have been threatened against it, or that the Company considers to be probable of assertion against it, and the Company does not have sufficient information to reasonably estimate the loss it would incur in the event of an unfavorable outcome on any such claim. Therefore, in accordance with SFAS No. 5, “Accounting for Contingencies,” no reserve/liability has been recorded as of March 31, 2009 with respect to any such claim, except for fines actually assessed by MasterCard and Visa. As more information becomes available, if the Company should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that it will incur on that claim is reasonably estimable, it will record a reserve for the claim in question. If and when, the Company records such a reserve, it could be material and could adversely impact its results of operations, financial condition and cash flow.

Additional costs the Company expects to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion will be recognized as incurred. Such costs are expected to be material and could adversely impact the Company’s results of operations, financial condition and cash flow.

12. Segments

The determination of the Company’s business segments is based on how the Company monitors and manages the performance of its operations. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

The Company has two reportable segments, as follows: (1) Card, which provides payment processing and related services for bank card transactions; and (2) Other. The Card segment includes CPOS, our Canadian payments processing subsidiary, since March 2008, and Network Services since May 2008. Goodwill and intangible assets resulting from the acquisitions of CPOS and Network Services are reported in the Card segment. At March 31, 2009, goodwill related to CPOS and Network Services was $51.0 million. The Other segment includes Payroll, which provides payroll and related tax filing services, and PrepaidCard, which provides prepaid cards, stored-value card solutions and loyalty card solutions. The PrepaidCard operating segment includes Debitek, General Meters and Chockstone since its November 2008 acquisition. Neither the Payroll operating segment nor the PrepaidCard operating segment meet the SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” defined thresholds for determining individually reportable segments. Goodwill and intangible assets resulting from the acquisition of Debitek, General Meters and Chockstone are reported in the Other segment. At March 31, 2009, goodwill related to Debitek, General Meters and Chockstone was $7.4 million.

The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources, legal and corporate services. Reconciling items represent elimination of inter-segment income and expense items, and are included to reconcile segment data to the consolidated financial statements. At March 31, 2009 and 2008, 54% and 55% respectively, of the Other segment’s total assets were funds that the Company holds as a fiduciary in its Payroll services activities for payment to taxing authorities. The Company does not have any major individual customers.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

A summary of the Company’s segments for the three month periods ended March 31, 2009 and 2008 was as follows:

	Card Segment	Other Segment	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Three Months Ended March 31, 2009
Total revenues	$364,612	$7,617	$—	$(57)	$372,172
Depreciation and amortization	4,243	458	202	—	4,903
Interest income	29	—	—	—	29
Interest expense	581	12	—	(52)	541
Net income (loss) attributable to Heartland	3,628	(296)	(5,787)	—	(2,455)
Total assets	557,181	54,523	—	(136,277)	475,427

Three Months Ended March 31, 2008
Total revenues	$333,282	$6,341	$—	$(4)	$339,619
Depreciation and amortization	2,293	256	124	—	2,673
Interest income	300	—	—	—	300
Interest expense	346	—	—	—	346
Net income (loss) attributable to Heartland	10,295	455	(1,773)	—	8,977
Total assets	318,325	48,689	—	(28,977)	338,037

13. Earnings Per Share

The Company presents earnings per share data in accordance with SFAS No. 128, “Earnings Per Share,” as amended, (“SFAS No. 128”), which establishes the standards for the computation and presentation of basic and diluted earnings per share data. Under SFAS No. 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share but included in diluted earnings per share. The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share (In thousands, except per share data):

	Three Months Ended March 31,
	2009	2008

Basic:
Net income (loss) attributable to Heartland	$(2,455)	$8,977

Weighted average common stock outstanding	37,535	37,542

Earnings (loss) per share	$(0.07)	$0.24

Diluted:
Net income (loss) attributable to Heartland	$(2,455)	$8,977

Basic weighted average common stock outstanding	37,535	37,542
Effect of dilutive instruments:
Stock options	307	1,321

Diluted weighted average shares outstanding	37,842	38,863

Earnings (loss) per share	$(0.06)	$0.23

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

14. Subsequent Events

See Note 1, “Organization and Operations,” for a discussion of the Processing System Intrusion.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to condensed consolidated financial statements included elsewhere in this report, and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. You should understand that many important factors, in addition to those discussed elsewhere in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Certain of these factors are described in Item 1A. Risk Factors contained in our Annual Report on Form 10K for the year ended December 31, 2008, as amended, and include, without limitation, the significantly unfavorable economic conditions facing the United States, the results and effects of the Processing System Intrusion including the outcome of our investigation, the extent of cardholder information compromised and the consequences to our business, including the effects on sales and costs in connection with the system breach, our competitive environment, the business cycles and credit risks of our merchants, chargeback liability, merchant attrition, problems with our bank sponsor, our reliance on other bank card payment processors, our inability to pass increased interchange fees along to our merchants, system failures and government regulation.

Overview

General

Our primary business is to provide bank card payment processing services to merchants in the United States and Canada. This involves facilitating the exchange of information and funds between merchants and cardholders’ financial institutions, providing end-to-end electronic payment processing services to merchants, including merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support and risk management. Our merchant customers primarily fall into two categories; our core small and mid-sized merchants (referred to as Small and Midsized Enterprises, or “SME merchants”) and large national merchants, primarily in the petroleum industry. We also provide additional services to our merchants, such as payroll processing, gift and loyalty programs, and paper check processing, and we sell and rent point-of-sale devices and supplies.

On January 20, 2009, we publicly announced the Processing System Intrusion, which apparently had occurred during some portion of 2008. See “— Processing System Intrusion” for more detail.

At March 31, 2009, we provided our bank card payment processing services to approximately 170,300 active SME merchants located across the United States. This represents a 0.9% increase over the 168,850 active SME merchants at December 31, 2008 and a 7.2% increase over the 158,900 active SME merchants at March 31, 2008. At March 31, 2009, we provided bank card payment processing services to approximately 80 large national merchants with approximately 56,380 locations. Our total bank card processing volume for the three months ended March 31, 2009 was $15.5 billion, a 17.4% increase from the $13.2 billion processed during the three months ended March 31, 2008. Bank card processing volume for the three months ended March 31, 2009 includes $2.0 billion for large national merchants acquired with Network Services. Additionally, we provided bank card processing services to approximately 5,700 merchants in Canada.

Merchant attrition is expected in the payment processing industry in the ordinary course of business. We experience attrition in merchant bank card processing volume resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account closures that we initiate due to heightened credit risks relating to, or contract breaches by, merchants, and when applicable same store sales contraction. We measure total processing volume attrition against all SME merchants that were processing with us in the same month a year earlier. During the three months ended March 31, 2009, we experienced 22.3% average annualized attrition of our SME bank card processing volume. During 2008, 2007 and 2006, we experienced average annual attrition of 17.3%, 12.6% and 11.1%, respectively, of our SME bank card processing volume. Much of our attrition is related to business closures, which accelerated in 2009 and 2008 due to weak economic conditions, and in 2009 and 2008 our volume attrition was significantly impacted by overall contraction in same stores sales. In 2009, attrition was also likely increased modestly due to merchant concern regarding the Processing System Intrusion.

In our SME business, same store sales growth, which represents the change in bank card processing volume for all bank card merchants that were processing with us in the same month a year earlier, contracted 7.6% in the three months ended March 31, 2009, compared to growth of 0.6% on average in the three months ended March 31, 2008. Same store sales growth or contraction results from the combination of the increasing use by consumers of bank cards for the purchase of goods and services at the point of sale, and sales growth or contraction experienced by our retained SME merchants. The following table compares our same store sales growth or contraction for the 2008, 2007, 2006 and 2005 full years, and by quarter during 2009 and 2008:

Same Store Sales Growth (Contraction)
2005 full year	7.5%
2006 full year	4.2%
2007 full year	3.0%
2008 full year	(2.1)%

2008 first quarter	0.6%
2008 second quarter	(0.1)%
2008 third quarter	(2.0)%
2008 fourth quarter	(6.8)%

2009 first quarter	(7.6)%

The declining rates of same store sales growth percentages in our SME business, including the increasing contraction rates we experienced during the second, third and fourth quarters of 2008, are attributable to declining economic conditions including impacts from severely contracted credit markets, a weak housing market, historically low consumer and investor confidence and a soft labor market leading to higher unemployment rates. Management believes that all of these factors have negatively impacted consumer confidence, disposable income, spending and behavior, which has impacted the businesses of our SME merchants. In addition, Management believes that the current challenging economic conditions and depressed consumer confidence, as well as the general contraction in credit availability, and a decrease in usage of credit cards by consumers, may continue to negatively impact our business.

Increases in our direct sales force, including our Relationship Managers, historically have led to significant growth in the total SME merchants for whom we process and the gross margin generated by those merchants. Our sales managers are compensated based on their success in growing the sales force and increasing the total SME merchant base in their regions. Our sales force grew from 1,117 Relationship Managers at December 31, 2007 and 1,166 at December 31, 2008, to 1,181 at March 31, 2009. We measure the production of our sales force by gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. Our newly installed gross margin for the three months ended March 31, 2009 decreased 9.7% from the gross margin we installed during the three months ended March 31, 2008. We attribute this decline in newly installed gross margin to the weak economy and negative publicity related to the Processing System Intrusion, which required our sales force to focus on merchant retention instead of new gross margin installs.

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

During the three months ended March 31, 2009 and 2008, we processed approximately 86% and 81%, respectively, of our transactions through HPS Exchange. At March 31, 2009 and 2008, we were processing approximately 99% and 98%, respectively, of our active bank card merchants on Passport. We completed converting substantially all of our bank card merchants to Passport during the second quarter of 2006. This conversion has decreased our operating costs per transaction. With our conversion to Passport, our internally developed systems are providing substantially all aspects of most of our merchants’ processing needs, excluding Network Services. Previously, we relied on third party vendors for many of these services including bank card authorization and data capture services, settlement and merchant accounting services. We will continue to process a minority of our transactions through third party systems.

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

We also provide payroll processing services throughout the United States. At March 31, 2009, we processed payroll for 8,527 customers, an increase of 21.3% from 7,032 payroll customers at March 31, 2008. At December 31, 2008, we processed payroll for 7,738 payroll customers.

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

As previously disclosed, we were advised by Visa Inc. that, based on Visa’s investigation of the Processing System Intrusion Visa believes we are in violation of the Visa Operating Regulations and that, based on that belief, Visa removed us from Visa’s published Global List of PCI DSS Validated Service Providers. On April 30, 2009, following the completion of its annual PCI DSS assessment, the Company successfully validated its compliance with PCI DSS. As such, the Company was returned to MasterCard’s and Visa’s Lists of PCI DSS Validated Service Providers. We have been advised by Visa that Visa intends to seek to impose fines on our sponsor banks, which fines our sponsor banks could in turn seek to recover from us, intends to place us in a “probationary status” during the two years following our re-certification as being PCI-DSS compliant, during which time our failure to comply with the probationary requirements set forth by Visa or with the Visa operating regulations may result in Visa seeking to impose further risk conditions on us, including but not limited to our disconnection from VisaNet or our disqualification from the Visa payment system, and intends to treat some or all of the Visa accounts that Visa considers to have been placed at risk of compromise in the Processing System Intrusion as being eligible for Visa’s “Account Data Compromise Recovery” and “Data Compromise Recovery Solution” processes, which processes could result in Visa’s seeking to recover from our sponsor banks (and our sponsor banks in turn seeking to recover from us) amounts in respect of fraud losses and operating expenses that Visa believes Visa issuers to have incurred by reason of the Processing System Intrusion.

For the three months ended March 31, 2009, we recorded various expenses and accruals totaling $12.6 million, or about $0.20 per share, associated with the Processing System Intrusion. The majority of these charges relate to a fine imposed by MasterCard in April 2009 due to our allegedly not taking appropriate action subsequent to learning of the possibility of the Processing System Intrusion. We believe that we responded appropriately to all information that we learned regarding the possibility of a system breach and that, upon discovering the intrusion, we took immediate and extraordinary action to address the intrusion. Moreover, we believe that throughout the events of 2008 and 2009 we have fully cooperated with MasterCard’s investigation of first the suspicion, and later the fact, that an intrusion had occurred. We therefore consider the MasterCard fine to be in direct violation of both the MasterCard rules and applicable law, and intend and are prepared to vigorously contest (and we have recommended to our sponsor banks that they vigorously contest) through all available means, including litigation if necessary, any liability that may be asserted or imposed against us or our sponsor banks by reason of that fine.

The remainder of the expenses related to the Processing System Intrusion recorded in the three months ended March 31, 2009 were primarily for fines assessed by Visa against our sponsor banks, which fines our sponsor banks are contesting, legal fees and costs we incurred for investigations, remedial actions and crisis management services.

While we have determined that the Processing System Intrusion has triggered other loss contingencies, to date an unfavorable outcome is not believed by us to be probable on those claims that are pending or have been threatened against us, or that we consider to be probable of assertion against us, and we do not have sufficient information to reasonably estimate the loss we would incur in the event of an unfavorable outcome on any such claim. Therefore, in accordance with SFAS No. 5, “Accounting for Contingencies,” no reserve/liability has been recorded as of March 31, 2009 with respect to any such claim, except for fines actually assessed by MasterCard and Visa. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such unfavorable outcome is reasonably estimable, we will record a reserve for the claim in question. If and when we record such a reserve, it could be material and could adversely impact our results of operations, financial condition and cash flow.

Additional costs we expect to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion will be recognized as incurred. Such costs are expected to be material and could adversely impact our results of operations, financial condition and cash flow.

Acquisitions in 2008

In May 2008, we acquired the net assets of the Network Services business unit (“Network Services”) of Alliance Data Network Services LLC (“Alliance”), for a cash payment of $92.5 million. The acquisition was financed through a combination of cash on hand and our credit facilities. Network Services provides processing of credit and debit cards to large national merchants, primarily in the petroleum industry. From the date we acquired Network Services through December 31, 2008, it settled $6.2 billion of bank card processing volume on 207 million transactions and during the three months ended March 31, 2009 it settled $2.0 billion of bank card processing volume on 105 million transactions. Additionally, Network Services generated revenues on 1.6 billion and 536 million transactions it authorized through its front-end card processing systems during the period from the date we acquired it through December 31, 2008 and in the three months ended March 31, 2009, respectively.

In March 2008, the Company acquired a majority interest in Collective Point of Sale Solutions Ltd. (“CPOS”) for a net cash payment of $10.1 million. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions. This acquisition added approximately 5,700 Canadian merchants to our merchant base as of March 31, 2009 and provided us an entrance into the Canadian credit and debit card processing market. We are now able to service merchants that have locations in both the United States and Canada.

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

First Quarter of 2009 Financial Results

Our financial results for the three months ended March 31, 2009 reflect the challenging economic conditions and resulting soft consumer spending, and the costs we incurred to date related to the Processing System Intrusion. Poor economic conditions unfavorably impacted both new merchant installs and processing volume at existing merchants. For the three months ended March 31, 2009, we recorded a net loss of $2.5 million, or $0.06 per diluted share, compared to net income of $9.0 million, or $0.23 per diluted share, in the three months ended March 31, 2008. During the three months ended March 31, 2009, we recorded a pretax charge of $12.6 million, or about $0.20 per diluted share, for costs we incurred for investigations, remedial actions, legal fees, crisis management services and card network fines related to the Processing System Intrusion. The following is a summary of our financial results for the three months ended March 31, 2009:

•

Bank card processing volume during the three months ended March 31, 2009 increased 17.4% to $15.5 billion from $13.2 billion during the three months ended March 31, 2008; however the 2009 period included $2.0 billion of processing volume from Network Services. Excluding Network Services processing volume, we received percentage-based revenues on processing volume of $13.5 billion, an increase of 2.3% over the $13.2 billion processed in the three months ended March 31, 2008.

•

Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 23.4% from $79.8 million in the three months ended March 31, 2008 to $98.5 million in the three months ended March 31, 2009. The increase in net revenue was driven by the addition of revenues from Network Services and the year-over-year increases in active merchants and processing volume. Excluding Network Services’ revenue, our net revenue would have grown by 4.5% in the three months ended March 31, 2009.

•

Our processing and servicing costs for three months ended March 31, 2009 increased to 12.5% of our total revenues, up from 10.2% of total revenues for the three months ended March 31, 2008. The increase reflects Network Services’ processing and servicing costs of $8.9 million, or 42.1% of its total revenues, for the three months ended March 31, 2009. The increase was also due to costs associated with the increased bank card processing volume, increases in merchant losses due to weak economic conditions and increases in the costs of operating our Jeffersonville, Indiana service center, particularly the costs of support personnel, including field servicing managers, and depreciation and amortization.

•

Our income from operations, which we also refer to as operating income, declined to $9.1 million for the three months ended March 31, 2009 from $14.5 million for the three months ended March 31, 2008. This decline was primarily due to the unfavorable impact which challenging economic conditions had on our revenues. Our operating margin, which is measured as operating income divided by net revenue, was 9.3% for the three months ended March 31, 2009, compared to 18.2% for the three months ended March 31, 2008. In addition to the impact of the economy, the year-over-year decline in our operating margin was also due to the addition of Network Services, whose operating margin is significantly lower than that of our historic business.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements are unaudited. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at March 31, 2009, our results of operations, our changes in stockholders’ equity and our cash flows for the three months ended March 31, 2009 and 2008. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2009. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in note 2 to our consolidated financial statements included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008. The critical accounting estimates described here are those that are most important to the depiction of our financial condition and results of operations, including those whose application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain. The line items on our income statement and balance sheet which are impacted by management’s estimates are described below.

Revenue

Our bank card processing revenue is derived from processing and settling Visa and MasterCard bank card transactions for our merchant customers. Our most significant expense related to the generation of those revenues is interchange fees, which are set by the Visa and MasterCard card networks, and paid to the card issuing banks. For our SME merchants bank card processing, we do not offset bank card processing revenues and interchange fees because our business practice is to advance the interchange fees to most of our merchants when settling their daily transactions (thus paying the full amount of the transaction to the merchant), and then to collect our full discount fees from our merchants on the first business day of the next month. We believe this policy aids in new business generation, as our merchants benefit from bookkeeping simplicity. However, this results in our carrying a large receivable from our merchants at each period-end, and a corresponding but smaller payable to our sponsor banks, which are settled on the first business day after the period-end. As we are at risk for the receivables, we record the associated revenues on a gross processing revenue basis in our consolidated income statements. Certain of our competitors report their processing revenue net of interchange fees. This is because the card issuing banks make their payments to these competitors net of those interchange fees, and these acquirers pay this reduced amount to their merchants. Since the acquisition of Network Services, we also record a portion of our processing revenues net of interchange fees because the daily cash settlement with Network Services’ merchants is net of interchange fees.

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

The amount of the up-front signing bonus paid for new SME bank card, payroll and check processing accounts is based on the estimated gross margin for the first year of the merchant contract. Estimated gross margin is calculated by deducting interchange fees, dues, assessments and fees and costs incurred in underwriting, processing, servicing and managing the risk of the account from gross processing revenue. The gross signing bonuses paid during the three months ended March 31, 2009 and 2008 were $9.0 million and $11.3 million, respectively, and for the full year ended December 31, 2008 were $43.8 million. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The net signing bonus adjustments made during the three months ended March 31, 2009 and 2008 were positive $0.1 million in both periods. Positive signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year exceeds the estimated gross margin for that year, resulting in the underpayment of the up-front signing bonus and would be paid to the relevant salesperson. Negative signing bonus adjustments could result from prior overpayments of up-front signing bonuses, and would be recovered from the relevant salesperson. The amount of signing bonuses paid which remained subject to adjustment at March 31, 2009 was $38.1 million.

The deferred acquisition cost is accrued over the first year of merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss for the three months ended March 31, 2009 or the year ended December 31, 2008.

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

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.2 million at March 31, 2009 and December 31, 2008.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 to 2 1/2 years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During the three months ended March 31, 2009 and 2008 we made buyout payments of approximately $2.7 million and $1.2 million, respectively, and during the 2008 full year, we made buyout payments of approximately $7.0 million. We expect to make buyout payments in the future, subject to available cash, as such buyouts reduce the monthly payments we will have to make to our salespersons for such merchants in the future.

Reserve for Processing System Intrusion

The Processing System Intrusion requires us to make assumptions and estimates concerning the outcomes and related costs and losses in connection with various lawsuits, claims, and investigations. We make our estimates of costs based on our best judgments and anticipated outcomes of these lawsuits, claims, and investigations. For the three months ended March 31, 2009, we recorded various expenses and accruals totaling $12.6 million, or about $0.20 per share, associated with the Processing System Intrusion. The majority of these charges relate fines imposed in April 2009 by MasterCard (see “—Processing System Intrusion” for further discussion) and Visa against our sponsor banks. Our accrual of these fines resulted in our recording a $7.7 million Reserve for Processing System Intrusion at March 31, 2009. The remainder of the expenses we recorded in the three months ended March 31, 2009 were primarily for legal fees and costs we incurred for investigations, remedial actions and crisis management services.

While we have determined that the Processing System Intrusion has triggered other loss contingencies, to date an unfavorable outcome is not believed by us to be probable on those claims that are pending or have been threatened against us, or that we consider to be probable of assertion against us, and we do not have sufficient information to reasonably estimate the loss we would incur in the event of an unfavorable outcome on any such claim. Therefore, in accordance with SFAS No. 5, “Accounting for Contingencies,” no reserve/liability has been recorded as of March 31, 2009 with respect to any such claim, except for fines actually assessed by MasterCard and Visa. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such unfavorable outcome is reasonably estimable, we will record a reserve for the claim in question. If and when we record such a reserve, it could be material and could adversely impact our results of operations, financial condition and cash flow.

Costs we expect to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion will be recognized as incurred. Such costs are expected to be material and could adversely impact our results of operations, financial condition and cash flow.

Merchant Deposits and Loss Reserves

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder’s dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At March 31, 2009 and December 31, 2008, we held merchant deposits totaling $30.7 million, and $15.8 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent processing volume. At March 31, 2009 and December 31, 2008, our loss reserve totaled $1,122,000 and $1,097,000 respectively. Aggregate bank card merchant losses, including losses charged to operations and the loss reserve, were $1.4 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively, and were $5.1 million for the year ended December 31, 2008.

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

Management believes that achieving these performance conditions is not “more likely than not” to occur, therefore no share-based compensation expense has been recorded for these stock options. The evaluation of the likelihood of achieving these performance conditions will be repeated regularly, and at such point that vesting of some or all of the options becomes more likely than not, share-based compensation expense will be recorded.

We estimate the grant date fair value of the stock options we issue using a Black-Scholes valuation model. Our assumption for expected volatility is based on our historical volatility for those option grants whose expected life fall within a period we have sufficient historical volatility data related to market trading of our own Common Stock. For those option grants whose expected life is longer than we have sufficient historical volatility data related to market trading of our own Common Stock, we determine an expected volatility assumption by referencing the average volatility experienced by a group of our public company peers. For “plain-vanilla” stock options, we estimate the expected life of a stock option based on the simplified method as provided by the staff of the SEC in Staff Accounting Bulletins 107 and 110. The simplified method is used because, at this point, we do not have sufficient historical information to develop reasonable expectations about future exercise patterns. For the performance-based options, the expected life is estimated based on the average of three possible performance condition outcomes. Our dividend yield assumption is based on actual dividends expected to be paid over the expected life of the stock option. Our risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option. The weighted-average fair value of options we granted during 2008 and 2007 were $6.11 and $7.64, respectively. We did not grant any stock options during the three months ended March 31, 2009. The fair value of options granted during 2008 and 2007 was estimated at the grant date using the following weighted average assumptions:

	2008	2007
Expected volatility	35%	31%
Expected life	2.5 to 4.0 years	2.5 to 3.75 years
Dividends	1.36%	0.90%
Risk-free interest rate	2.98%	4.29%

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

The FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN No. 48”), in September 2006. FIN No. 48 clarifies the accounting for the recognition and measurement of tax benefits associated with uncertain tax positions and defines criterion that an individual tax position must meet for any part of that position to be recognized or continue to be recognized in the financial statements. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. At March 31, 2009, our reserve for unrecognized tax benefits related to uncertain tax positions was $1.7 million.

We have not recorded any unrecognized tax benefits that would be reasonably possible to significantly increase or decrease within 12 months of the reporting date. As of March 31, 2009, a total of $1.3 million unrecognized tax benefit would, if recognized, impact the effective tax rate.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Three Months Ended March 31, 2009	% of Total Revenue	Three Months Ended March 31, 2008	% of Total Revenue	Change
					Amount	%
Total Revenues	$372,172	100.0%	$339,619	100.0%	$32,553	9.6%
Costs of Services:
Interchange	257,372	69.2%	245,277	72.2%	12,095	4.9%
Dues, assessments and fees	16,280	4.4%	14,503	4.3%	1,777	12.3%
Processing and servicing	46,500	12.5%	34,768	10.2%	11,732	33.7%
Customer acquisition costs	12,575	3.4%	11,450	3.4%	1,125	9.8%
Depreciation and amortization	3,734	1.0%	1,910	0.6%	1,824	95.5%

Total costs of services	336,461	90.4%	307,908	90.7%	28,553	9.3%
General and administrative	26,589	7.1%	17,169	5.1%	9,420	54.9%

Total expenses	363,050	97.5%	325,077	95.7%	37,973	11.7%

Income from operations	9,122	2.5%	14,542	4.3%	(5,420)	(37.3)%

Other income (expense):
Interest income	29	—	300	0.1%	(271)	(90.3)%
Interest expense	(541)	(0.1)%	(346)	(0.1)%	(195)	56.4%
Provision for processing system intrusion	(12,590)	(3.4)%	—	—	(12,590)
Other, net	2	—	(80)	—	82

Total other income (expense)	(13,100)	(3.5)%	(126)	—	(12,974)

Income (loss) before income taxes	(3,978)	(1.1)%	14,416	4.2%	(18,394)	(127.6)%
Provision for income taxes	(1,501)	(0.4)%	5,434	1.6%	(6,935)	(127.6)%

Net income (loss)	(2,477)	(0.7)%	8,982	2.6%	(11,459)	(127.6)%
Less: Net income (loss) attributable to noncontrolling minority interests	(22)		5		27

Net income (loss) attributable to Heartland	$(2,455)	(0.7)%	$8,977	2.6%	$(11,432)	(127.3)%

Total Revenues. Total revenues increased by 9.6%, from $339.6 million in the three months ended March 31, 2008 to $372.2 million in the three months ended March 31, 2009, primarily as a result of a $32.5 million, or 9.8%, increase in processing revenues. The breakout of our total revenues for the three months ended March 31, 2009 and 2008 was as follows (in thousands of dollars):

	Three Months Ended March 31,		Change from Prior Year
	2009	2008	Amount	%
Processing revenues, gross (a)	$362,252	$329,788	$32,464	9.8%
Payroll processing revenues	4,428	3,831	597	15.6%
Equipment-related income	5,492	6,000	(508)	(8.5)%

Total Revenues	$372,172	$339,619	$32,553	9.6%

(a)	Includes Visa and MasterCard bankcard processing revenues, AMEX fees, Discover fees, check processing fees, customer service fees and other miscellaneous revenue.

The $32.5 million increase in processing revenues from $329.8 million in the three months ended March 31, 2008 to $362.3 million in the three months ended March 31, 2009 was primarily due to the acquisition in May 2008 of Network Services, which recorded $20.2 million of transaction-based processing revenues in the current year, and higher SME bank card processing volume. The year-over-year comparison was also impacted by the one extra processing day in the three months ended March 31, 2008. Revenues from our SME bank card processing are earned as a percentage of processing volume. For the three months ended March 31, 2009, our SME bank card processing volume increased 2.2% to $13.5 billion, compared to $13.2 billion for the three months ended March 31, 2008. This increase in SME bank card processing volume was attributable to a net increase in bank card merchant accounts primarily as the result of the continued growth in our sales force, combined with improved production from our existing sales force as previous additions to the sales force gain experience and seasoning. Network Services generated its revenues on the 105 million transactions it settled, representing $2.0 billion in processing volume, and the 536 million transactions it authorized through its front-end card processing systems during the three months ended March 31, 2009. We report Network Services’ settled bank card processing revenues net of interchange and dues and assessments because the daily cash settlement with Network Services’ merchants is on a net basis.

Payroll processing revenues, which include fees earned on payroll processing services and interest income earned on funds held for customers, increased by 15.6%, from $3.8 million in the three months ended March 31, 2008 to $4.4 million in the three months ended March 31, 2009, primarily due to the 21.3% increase in the number of payroll processing customers from 7,032 at March 31, 2008 to 8,527 at March 31, 2009. Payroll processing revenues include processing fees and the interest income we earn on funds held for customers. Payroll processing fees increased by 20.4% from $3.7 million in the three months ended March 31, 2008 to $4.4 million in the three months ended March 31, 2009, while interest income earned on funds held for customers decreased from $166,000 in the three months ended March 31, 2008 to $17,000 in the three months ended March 31, 2009 primarily due to lower interest rates in the current period and the application of available interest earning balances to offset bank fees and payables to sponsor banks.

Equipment-related income decreased by 8.5%, from $6.0 million in the three months ended March 31, 2008 to $5.5 million in the three months ended March 31, 2009 primarily due to declines in revenues from prepaid card and stored-value card systems at our Debitek, Inc. subsidiary and in the number of new bank card merchants installed during the three months ended March 31, 2009. Both of these declines were attributed to the weak economy in the current year. The addition of revenues from our May 2008 acquisition of Network Services partially offset these declines.

Costs of services. Costs of services increased 9.3% from $307.9 million in the three months ended March 31, 2008 to $336.5 million in the three months ended March 31, 2009, due primarily to increases in interchange fees and processing and servicing costs. Costs of services represented 90.4% of total revenues in the three months ended March 31, 2009, down from 90.7% in the three months ended March 31, 2008.

Interchange fees increased 4.9% from $245.3 million in the three months ended March 31, 2008 to $257.4 million in the three months ended March 31, 2009, and represented 69.2% of total revenues in the three months ended March 31, 2009, compared to 72.2% in the three months ended March 31, 2008. The increase in interchange fees was primarily due to higher SME bank card processing volume, on which we received percentage-based revenues, in the three months ended March 31, 2009. However, interchange fees as a percentage of total revenues declined due to the nature of Network Services’ bank card processing settlement practices. We report Network Services’ bank card processing revenues net of interchange fees because our daily cash settlement with Network Services’ merchants is on a net basis.

Dues, assessments and fees increased 12.3% from $14.5 million in the three months ended March 31, 2008 to $16.3 million in the three months ended March 31, 2009, as the result of an increase in SME bank card processing volume and increases in Visa and MasterCard bank card transaction authorization fees. Dues, assessments and fees were 4.4% of total revenues in the three months ended March 31, 2009, compared to 4.3% in the three months ended March 31, 2008. This decline also reflects our reporting of Network Services bank card processing revenues net of dues and assessments because the daily cash settlement with Network Services’ merchants is on a net basis.

Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 23.4% from $79.8 million in the three months ended March 31, 2008 to $98.5 million in the three months ended March 31, 2009. The increase in net revenue was driven by the addition of revenues from Network Services and the year-over-year increases in active merchants and processing volume. Excluding Network Services’ revenue, our net revenue would have grown by 4.5% in the three months ended March 31, 2009.

Processing and servicing expense for the three months ended March 31, 2009 increased by $11.7 million, or 33.7%, compared with the three months ended March 31, 2008. The increase in processing and servicing expense included $8.9 million for Network Services processing and servicing and costs related to our emphasis on merchant retention after our announcement of the Processing System Intrusion. The increase in processing and servicing expense was also due to costs associated with the increased bank card processing volume, increases in merchant losses due to weak economic conditions and increases in the costs of operating our Jeffersonville, Indiana service center, particularly the costs of support personnel, including account managers, and depreciation and amortization.

Included in processing and servicing expense was $1.2 million of payroll processing costs in the three months ended March 31, 2009, an increase of 10.7% from $1.1 million recorded in the three months ended March 31, 2008. This increase was primarily due to the 21.3% increase in the number of payroll processing customers from 7,032 at March 31, 2008 to 8,527 at March 31, 2009.

As a percentage of total revenue, processing and servicing expense increased to 12.5% for the three months ended March 31, 2009 compared with 10.2% for the three months ended March 31, 2008. The increase in processing and servicing as a percentage of total revenue for the three months ended March 31, 2009 reflects the addition of Network Services’ processing and servicing costs, partially offset by continued leveraging of our lower cost internally developed front-end processing system, HPS Exchange, and cost savings associated with our back-end processing system, Passport. Transactions processed on HPS Exchange represented approximately 86% of our total SME processing transactions during the three months ended March 31, 2009, compared to 81% during the three months ended March 31, 2008. We expect the increasing share of HPS Exchange in our SME merchant base to continue in the future, and over time the Network Services transactions will be converted over to our platforms.

Customer acquisition costs increased 9.8% from $11.5 million in the three months ended March 31, 2008 to $12.6 million in the three months ended March 31, 2009. An increase in amortization of signing bonuses, mostly as a result of growth in new merchant accounts, was primarily responsible for the increase in the customer acquisition costs. The increase in the accrued buyout liability for the three months ended March 31, 2009 was lower than the prior year three-month period due to a contraction in same store sales growth and higher merchant attrition, including merchants who have gone out of business. Customer acquisition costs for the three months ended March 31, 2009 and 2008 included the following components (in thousands of dollars):

	Three Months Ended March 31,
	2009	2008
Amortization of signing bonuses, net	$10,279	$8,912
Amortization of capitalized customer deferred acquisition costs	3,851	3,609
Increase in accrued buyout liability	2,381	2,663
Capitalized customer deferred acquisition costs	(3,936)	(3,734)

Total Customer Acquisition Costs	$12,575	$11,450

Depreciation and amortization expenses increased $1.8 million, or 95.5%, to $3.7 million in the three months ended March 31, 2009. The increase was primarily due to recording amortization of $1.1 million on the intangible assets acquired in the acquisitions of Network Services, CPOS and Chockstone and depreciation expense recorded on information technology equipment to support the network and the continuing development of HPS Exchange and Passport. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized increased from $1.4 million in the three months ended March 31, 2008 to $2.9 million in the three months ended March 31, 2009. The total amount of capitalized costs for projects placed in service in the three months ended March 31, 2009 and 2008 was $1.5 million and $0.1 million, respectively.

General and administrative. General and administrative expenses increased 54.9%, from $17.2 million in the three months ended March 31, 2008 to $26.6 million in the three months ended March 31, 2009. The increase was primarily due to the addition of Network Services’ general and administrative expenses, adding personnel and marketing initiatives to continue building our corporate, information technology and marketing infrastructure, which are necessary to support our growth and our product development initiatives, and legal, consulting and other expenses which are related to the Processing System Intrusion, but that cannot be separated from ongoing expenses. Additionally, the three months ended March 31, 2009 included $1.8 million for costs of our periodic sales and servicing organization summit, which focuses on the training and development of our organization.

General and administrative expenses as a percentage of total revenue for the three months ended March 31, 2009 was 7.1%, an increase from 5.1% for the three months ended March 31, 2008. Our payroll operation’s general and administrative expenses increased by 32.4%, from $1.2 million in the three months ended March 31, 2008 to $1.6 million in the three months ended March 31, 2009.

Income from operations. Primarily due to the unfavorable impact which challenging economic conditions had on our revenues, our income from operations, which we also refer to as operating income, decreased 37.3%, from $14.5 million for the three months ended March 31, 2008 to $9.1 million for the three months ended March 31, 2009. Our operating margin, which is measured as operating income divided by net revenue, was 9.3% for the three months ended March 31, 2009, compared to 18.2% for the three months ended March 31, 2008. In addition to the impact of the economy, the year-over-year decline in our operating margin was also due to the addition of Network Services whose operating margin is significantly lower than that of our historic business.

Interest income. Interest income decreased from $300,000 in the three months ended March 31, 2008 to $29,000 in the three months ended March 31, 2009, primarily due to our use of cash to acquire Network Services and CPOS, as well as lower interest rates. (see “—Liquidity and Capital Resources” for more detail).

Interest expense. Interest expense for the three months ended March 31, 2009 of $541,000 increased from $346,000 for the three months ended March 31, 2008. The increase in interest expense for the three months ended March 31, 2009 was due to borrowings we incurred to fund the acquisition of Network Services and higher average payables to our sponsor banks. Interest expense which we recorded on payables to our sponsor banks resulted from our practice of having our sponsor banks advance interchange fees to most of our merchants. Generally, when we have cash available for investment we fund these advances to our merchants first with our cash, then by incurring a payable to our sponsor banks when that cash has been expended. We pay our sponsor banks the prime rate on these payables. See “—Liquidity and Capital Resources—Credit Facility” for more detail on the borrowings.

Provision for processing system intrusion. During the three months ended March 31, 2009, we recorded a pretax charge of $12.6 million, or about $0.20 per share, for costs we incurred for investigations, remedial actions, legal fees, crisis management services and card brand fines related to the Processing System Intrusion. See “—Overview—Processing System Intrusion and —Critical Accounting Estimates—Reserve for Processing System Intrusion” for more details on the Processing System Intrusion.

Income taxes. Income taxes for the three months ended March 31, 2009 were a benefit of $1.5 million, reflecting an effective tax rate of 37.7%. This compares to income tax expense of $5.4 million for the three months ended March 31, 2008, an effective tax rate of 37.7% .

Net income(loss) attributable to Heartland. As a result of the above factors, we recorded a net loss of $2.5 million for the three months ended March 31, 2009. This compares to net income of $9.0 million for the three months ended March 31, 2008.

Balance Sheet Information

	March 31, 2009	December 31, 2008
	(in thousands)
Selected Balance Sheet Data

Cash	$26,013	$27,589
Funds held for payroll customers	29,291	22,002
Receivables, net	142,147	140,145
Current tax asset	4,396	2,440
Capitalized customer acquisition costs, net	76,551	77,737
Property and equipment, net	83,492	75,443
Goodwill	58,414	58,456
Intangible assets	35,077	36,453
Total assets	475,427	463,619

Due to sponsor banks	61,355	68,212
Accounts payable	27,067	25,864
Deposits held for payroll customers	29,291	22,002
Borrowings:
Current portion	58,535	58,522
Long term portion	14,836	16,984
Accrued buyout liability:
Current portion	10,177	10,547
Long term portion	30,532	30,493
Total liabilities	301,950	284,256
Total stockholders’ equity	173,477	179,244

March 31, 2009 Compared to December 31, 2008

Total assets increased $11.8 million, or 2.5%, to $475.4 million at March 31, 2009 from $463.6 million at December 31, 2008, primarily due to increases in receivables, current tax asset and property and equipment. Funds held for payroll customers increased $7.3 million, to $29.3 million at March 31, 2009, with an equal increase in the liability for deposits held for payroll customers. Cash decreased by $1.6 million or 5.7% (see “—Liquidity and Capital Resources” for more detail).

Our receivables primarily are due from our bank card processing merchants and result from our practice of advancing interchange fees to most of our SME merchants during the processing month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge merchants for processing transactions. Generally, these advances to our SME merchants are funded first with our cash available for investment, then by incurring a payable to our sponsor banks when that cash has been expended. At March 31, 2009, we used $23.8 million of available cash to fund merchant advances and at December 31, 2008, we used $17.5 million of cash to fund merchant advances. The amount due to sponsor banks for funding advances was $61.4 million at March 31, 2009 and $68.2 million at December 31, 2008. The payable to sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment and check processing terminals.

Receivables also include amounts resulting from the sale, installation, training and repair of payment system hardware and software for prepaid card and stored-value card payment systems and campus payment solutions.

Total stockholders’ equity decreased $5.9 million from December 31, 2008 primarily due to repurchasing $3.2 million of treasury shares, declaring $0.9 million in dividends on our common stock and recording a net loss of $2.5 million for the three months ended March 31, 2009. Offsetting increases to stockholders’ equity were proceeds received from the exercise of stock options and tax benefits related to those stock option exercises.

Liquidity and Capital Resources

General. Liquidity and capital resource management is a process focused on providing the funding we need to meet our short and long-term cash and working capital needs. We have used our funding sources to build our merchant portfolio, our servicing technology platforms, and our Jeffersonville, Indiana service center with the expectation that these investments will generate cash flows sufficient to cover our working capital needs and other anticipated needs for capital.

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

On March 31, 2009, we were fully borrowed on our credit facilities, which total $72.9 million. However, the revolving credit facility provides for an increase of $25 million upon the prior approval of the administrative agent. See “— Credit Facility” for more details.

Our working capital, defined as current assets less current liabilities, was negative at March 31, 2009 and December 31, 2008 primarily due to financing the Network Services acquisition with cash and predominately current borrowings.

At March 31, 2009, we had cash totaling $26.0 million, compared to cash of $27.6 million at December 31, 2008.

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

Cash Flow Provided by Operating Activities. We reported net cash provided by operating activities of $15.8 million in the three months ended March 31, 2009, compared to net cash provided by operating activities of $31.1 million in the three months ended March 31, 2008.

The most significant change in cash provided by operating activities for the three months ended March 31, 2009 was a decrease in amounts due to sponsor banks. Contained within other changes in operating assets and liabilities are the changes in our receivables and due to sponsor banks. Advances of interchange fees, which generate a receivable from our merchants, are funded first from our available cash, then by incurring a payable to our sponsor banks when that cash has been expended. The payable to the sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. At March 31, 2009, we had used $23.8 million of cash to fund merchant advances. At December 31, 2008, we used $17.5 million of available cash to fund merchant advances. The amount due to sponsor banks for funding advances was $61.4 million at March 31, 2009 and $68.2 million at December 31, 2008. During the three months ended March 31, 2009, our receivables from SME merchants increased $1.1 million, while we decreased our payable to sponsor banks by $6.9 million.

Also contributing to the reduction in the amount of cash provided by operating activities was the net loss, including costs related to the Processing System Intrusion, for the three months ended March 31, 2009 as adjusted for depreciation and amortization, additions to loss reserves, provision for doubtful receivables, share-based compensation expense, and deferred taxes.

Other major determinants of operating cash flow are net signing bonus payments, which consume increasing amounts of operating cash as our new merchant installation activity rises, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout liability” for more information. Net signing bonuses of $9.0 million and $11.4 million, respectively, were paid in the three months ended March 31, 2009 and 2008. In the three months ended March 31, 2009 and 2008, we reduced the accrued buyout liability by making buyout payments of $2.7 million and $1.2 million, respectively.

Cash Flow Used in Investing Activities. Net cash used in investing activities was $11.8 million for the three months ended March 31, 2009, compared to $13.5 million for the three months ended March 31, 2008.

During each three-month period, we used cash to fund capital expenditures. Total capital expenditures for the three months ended March 31, 2009 were $11.8 million, compared to $3.4 million invested in the three months ended March 31, 2008. Capital expenditures include costs of $5.9 million and $1.1 million in the three months ended March 31, 2009 and 2008, respectively, related to construction of our new Service Center facility. Construction commenced in 2006 and we completed 96,000 square feet of office space for Phase 1 of the new service center and opened it for operation in December 2007. In December 2008 our processing equipment deployment group moved into a portion of an additional 125,000 square feet of multi-use space constructed on the site. See “—Contractual Obligations” for more detail regarding cumulative cash outlays and expected future funding requirements related to our new service center. We also continued building our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and Passport. To further develop our technology, we anticipate that these expenditures will continue near current levels. Additionally, our technology expenditures could be increased by measures we implement after the Processing System Intrusion to further enhance the security of our computer system.

During the year ended December 31, 2008, we invested in the following acquisitions: March 2008, we acquired CPOS for a net cash payment of $10.1 million; May 2008, we acquired Network Services for a cash payment of $92.5 million; and November 2008, we acquired Chockstone, Inc. for a net cash payment of $4.0 million.

Cash Flow Used In Financing Activities. Net cash used in financing activities was $5.6 million for the three months ended March 31, 2009, compared to $20.3 million for the three months ended March 31, 2008.

Cash flow from financing activities in each three month period was negative primarily due to common stock repurchases. See “— Common Stock Repurchases” for more information on our common stock repurchases authorization. We used $3.2 million of cash to repurchase 350,400 shares of our common stock during the three months ended March 31, 2009, compared to $18.0 million of cash to repurchase 781,584 shares of our common stock during the three months ended March 31, 2008. During the three months ended March 31, 2009 and 2008, employees exercised stock options generating cash proceeds in the aggregate of $0.4 million and $0.8 million, respectively.

Additionally, during the three months ended March 31, 2009, we made the first term loan amortization payment of $2.1 million due under our Term Credit facility. See “— Credit Facility” for more details.

Cash dividends paid in the three months ended March 31, 2009 were $0.9 million, compared to dividends declared of $3.4 million in the three months ended March 31, 2008. See “— Dividends on Common Stock” for more information on our common stock dividends.

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

The Revolving Credit Facility may be used to finance future construction projects and acquisitions in accordance with the terms of the Credit Agreement and for our other working capital needs and general corporate purposes. On May 30, 2008, the Company borrowed $50 million under the Revolving Credit Facility and $25 million under the Term Credit Facility. All of the proceeds of both such borrowings were applied to finance and pay expenses related to the acquisition of Network Services. At March 31, 2009, there was $50 million outstanding under the Revolving Credit Facility and $22.9 million outstanding under the Term Credit Facility.

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

Under these authorizations, we repurchased an aggregate of 2,924,684 shares of our common stock during the years ended December 31, 2007 and 2008 and the three months ended March 31, 2009 at a cost of $65.1 million, or average cost of $22.25 per share.

During the three months ended March 31, 2009 and 2008, we repurchased 350,400 shares and 781,584 shares, respectively, of our common stock at average per share costs of $9.14 and $23.02. At March 31, 2009, we have remaining authorization to repurchase up to 175,316 additional shares of our common stock.

Dividends on Common Stock. The following table summarizes quarterly cash dividends declared and paid on our common stock during 2009 and 2008:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Three Months Ended March 31, 2009:
February 24, 2009	March 9, 2009	March 16, 2009	$0.025

Twelve Months Ended December 31, 2008:
February 13, 2008	February 28, 2008	March 15, 2008	$0.09
April 30, 2008	May 23, 2008	June 15, 2008	$0.09
August 5, 2008	August 22, 2008	September 15, 2008	$0.09
November 4, 2008	November 24, 2008	December 15, 2008	$0.09

On May 7, 2009, our Board of Directors declared a quarterly cash dividend of $0.01 per share of common stock, payable on June 15, 2009 to stockholders of record as of May 25, 2009. After considering economic conditions and our financial obligations related to the Processing System Intrusion, our Board of Directors reduced our quarterly dividend rate. The payment of dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend on, among other factors, our earnings, stockholders’ equity, cash position and financial condition.

Contractual Obligations. The Visa and MasterCard networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of our SME transactions involve the delivery of the product or service at the time of the transaction, a good estimate of our exposure to chargebacks is the last four months’ processing volume on SME portfolio, which was $18.2 billion for the four months ended March 31, 2009 and $18.7 billion for the four months ended December 31, 2008. However, for the four months ended March 31, 2009 and December 31, 2008, we were presented with $10.2 million and $10.2 million, respectively, of chargebacks by issuing banks. In the three months ended March 31, 2009 and the 2008 full year, we incurred bankcard merchant credit losses of $1.4 million and $5.1 million, respectively, on total SME dollar volume processed of $13.4 billion and $57.9 billion, respectively. These credit losses are included in processing and servicing expense in our consolidated statements of income.

Chargebacks originating from large national merchant bank card processing are processed and carried by Fifth Third Bank, which is our third-party outsourced processor for settling large national merchant accounts.

The following table reflects our significant contractual obligations as of March 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Processing providers (a)	$12,290	$6,560	$5,640	$90	$—
Telecommunications providers	8,220	5,274	2,946	—	—
Office and equipment leases	16,891	4,563	6,129	3,284	2,915
Term Credit Facility	22,917	8,334	14,583	—	—
Construction and equipment (b)	12,329	12,329	—	—	—
Capital Lease Obligations	507	243	264	—	—

	$73,154	$37,303	$29,562	$3,374	$2,915

(a)	We have agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. Our agreements with third-party processors may require us to submit a minimum monthly number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay them the fees that they would have received if we had submitted the required minimum number or volume of transactions.
(b)	These amounts relate to contractual commitments we have for developing land and constructing our new Service Center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with the development of this site. Through March 31, 2009, we have spent approximately $54.1 million of our cash on our new Service Center, including $1.7 million to acquire land.

In addition, we record a payable to sponsor banks each month in conjunction with our monthly processing activities. This amount was $61.4 million as of March 31, 2009. This amount is repaid on the first business day of the following month out of the fees collected from our merchants.

Unrecognized Tax Benefits. At March 31, 2009, we had gross tax effected unrecognized tax benefits of approximately $1.7 million. See “— Critical Accounting Estimates — Income Taxes.” As of March 31, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

Legal and Regulatory Considerations

Processing System Intrusion Legal Proceedings

To date, we have had several lawsuits filed against us and we expect additional lawsuits may be filed. These include lawsuits which assert claims against us by cardholders (including various putative class actions seeking in the aggregate to represent all cardholders in the United States whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion), and banks that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion (including various putative class actions seeking to represent all financial institutions that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion), seeking damages allegedly arising out of the Processing System Intrusion and other related relief. The actions generally assert various common-law claims such as claims for negligence and breach of contract, as well as, in some cases, statutory claims such as violation of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The putative cardholder class actions seek various forms of relief including damages, injunctive relief, multiple or punitive damages, attorney’s fees and costs. The putative financial institution class actions seek compensatory damages, including recovery of the cost of issuance of replacement cards and losses by reason of unauthorized transactions, as well as injunctive relief, attorney’s fees and costs. We have filed a motion with the Judicial Panel on Multidistrict Litigation (the “JPML”) seeking to have these cases consolidated for pre-trial proceedings before the United States District Court for the Southern District of Texas. The JPML has scheduled a hearing concerning the potential multi-district litigation for May 27, 2009. On February 20, 2009, the plaintiff in one of the putative consumer class actions pending in the United States District Court for the District of New Jersey, Cooper v. Heartland Payment Systems, Inc., 3:09-cv-00392-FLW (complaint filed January 27, 2009), voluntarily dismissed that action. In addition, on March 16, 2009, the consumer action pending in the United States District Court for the District of New Jersey captioned Hinton v. Heartland Payment Systems, Inc., 3:09-cv-00594-MLC (complaint filed February 10, 2009) was dismissed by the court sua sponte for failure to state a claim. The putative consumer class actions and putative financial institution class actions filed against us and pending through May 7, 2009 are described in “Legal Proceedings - Processing System Intrusion Legal Proceedings.”

Four securities class action complaints have been filed in the United States District Court for the District of New Jersey: Davis v. Heartland Payment Systems, Inc., Robert O. Carr and Robert H. B. Baldwin, Jr., 3:09-cv-01043-AET-TJB (March 6, 2009); Ivy v. Heartland Payment Systems, Inc., Robert O. Carr and Robert H. B. Baldwin, Jr., 3:09-cv-01264-AET-JJH (March 19, 2009); Ladensack v. Heartland Payment Systems, Inc., Robert O. Carr and Robert H. B. Baldwin, Jr., 3:09-cv-01632-FLW-TJB (April 3, 2009); and Morr v. Heartland Payment Systems, Inc., Robert O. Carr and Robert H. B. Baldwin, Jr., 3:09-cv-01818-JAP-LHG (April 16, 2009). All four complaints contain similar allegations. In Ladensack, the plaintiff purports to represent all individuals who bought our securities between February 13, 2008, and February 23, 2009. In Davis, Ivy and Morr, the plaintiffs initially purported to represent all individuals who bought our securities between August 5, 2008, and February 23, 2009 (the “Class Period”). However, on April 7, 2009, counsel for the Davis and Ivy plaintiffs issued a press release announcing the purported expansion of the alleged Class Period to February 13, 2008 to February 23, 2009. On April 16, 2009, counsel for the Morr plaintiff issued a similar press release. In each case, the plaintiff alleges that Heartland and two of its officers made material misrepresentations and/or omissions to security holders concerning the security breach in violation of Sections 10(b) and 20(a) of the Exchange Act and that four Heartland insiders engaged in insider trading in our securities. All four matters have been identified as potential “tag-along actions” to In re: Heartland Payment Systems, Inc. Computer System Intrusion Litigation, MDL No. 2046, a potential multi-district litigation filed on March 6, 2009 before the JPML and described above. The JPML has scheduled a hearing concerning the potential multi-district litigation for May 27, 2009.

On May 5, 2009, two alleged Heartland shareholders, Genesee County (Michigan) Employees’ Retirement System and Teamsters Local Union No. 727 Pension Fund, separately filed competing motions to consolidate the four securities class actions filed against us in the District of New Jersey, serve as lead plaintiff, and appoint lead and liaison counsel. The motions are set to be heard on June 1, 2009. Additionally, on May 6, 2009, plaintiff J.P. Ladensack filed a Notice of Voluntary Dismissal to dismiss the Ladensack action, which has not been acted on by the Court.

In addition, a putative merchant class action has been commenced that seeks to represent all merchants against whom Heartland asserts or has asserted a claim for chargebacks or fines related to compromised credit card data since 2006. Filed on March 9, 2009 in the Circuit Court of the City of Saint Louis, Missouri, the action is captioned S.M. Corporation, d/b/a Mike Shannon’s Steak & Seafood v. Orbit POS Systems, Inc. and Heartland Payment Systems, Inc., Case No. 0822-CC07833. The action asserts various common-law claims, including for breach of contract, unjust enrichment, fraudulent misrepresentation, and breach of the duty of good faith and fair dealing, and seeks various forms of relief including damages, injunctive relief, and attorney’s fees.

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

While we have determined that the Processing System Intrusion has triggered a loss contingency, to date an unfavorable outcome is not believed by us to be probable on those claims that are pending or have been threatened against us, or that we consider to be probable of assertion against us, and we do not have sufficient information to reasonably estimate the loss we would incur in the event of an unfavorable outcome on any such claim. Therefore, in accordance with SFAS No. 5, “Accounting for Contingencies,” no reserve/liability has been recorded as of March 31, 2009 with respect to any such claim, except for fines actually assessed by MasterCard and Visa. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such unfavorable outcome is reasonably estimable, we will record a reserve for the claim in question. If and when we record such a reserve, it could be material and could adversely impact our results of operations, financial condition and cash flow.

Costs we expect to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion will be recognized as incurred. Such costs are expected to be material and could adversely impact our results of operations, financial condition and cash flow. For the three months ended March 31, 2009, we recorded a pretax charge of $12.6 million, or about $0.20 per share, for costs we incurred for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion. The majority of these expenses relate to a fine imposed by MasterCard in April 2009 due to our allegedly not taking appropriate action subsequent to learning of the possibility of the Processing System Intrusion. We believe that we took immediate and extraordinary actions to address the intrusion and cooperate with the card brands’ investigation of the intrusion, and that we responded appropriately to concerns that were raised leading up to the discovery of the intrusion, and so we will vigorously contest any effort to hold us liable for the MasterCard fine. The remainder of these expenses are primarily for other fines, legal fees and costs we incurred for investigations, remedial actions and crisis management services.

Although we intend to defend the lawsuits, investigations and inquiries described above vigorously, we cannot predict the outcome of such lawsuits, investigations and inquiries. Apart from damages claimed in such lawsuits and in other lawsuits relating to the Processing System Intrusion that may be filed, we may be subject to fines or other obligations as a result of the government inquiries and investigations described above and additional governmental inquiries or investigations relating to the Processing System Intrusion that may be commenced. The card brands may also assert additional claims seeking to impose fines, penalties, and/or other assessments against us or our sponsor banks (who would seek indemnification from us pursuant to our agreements with them) based upon the Processing System Intrusion. By these claims, we expect the card brands to seek to recover from us, or from our sponsor banks (who would in turn seek to recover from us) assessments in respect of fraud losses and operating expenses (including card reissuance costs and non-ordinary-course account monitoring expenses) that the card brands believe either themselves or their issuers to have incurred by reason of the Processing System Intrusion, as well as fines and/or penalties by reason of our alleged failure to comply with the card brands’ operating regulations. The amounts of the card brand claims described above are expected to be material, and the amounts we are required to pay to defend against and/or resolve those claims could have a material adverse effect on our results of operations and financial condition.

As previously disclosed, we were advised by Visa that, based on Visa’s investigation of the Processing System Intrusion Visa believes we are in violation of the Visa Operating Regulations and that, based on that belief, Visa removed us from Visa’s published Global List of PCI DSS Validated Service Providers. On April 30, 2009, following the completion of our annual PCI DSS assessment, we successfully validated our compliance with PCI DSS. As such, we were returned to MasterCard’s and Visa’s Lists of PCI DSS Validated Service Providers.

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

We have interest rate risk related to our payable to our sponsor banks. During each month, KeyBank and Heartland Bank advance interchange fees to most of our merchants. We fund these advances first by applying a portion of our available cash and then by incurring a significant payable to our sponsor banks, bearing interest at the prime rate. At March 31, 2009, our payable to our sponsor banks was $61.4 million. This payable is repaid on the first business day of the following month out of fees collected from our merchants. During the quarter ended March 31, 2009, the average daily interest-bearing balance of that payable to sponsor banks was approximately $25 million. The outstanding balance of our payable to our sponsor banks is directly related to our bank card processing volume and also will fluctuate depending on the amount of our available cash. A hypothetical 100 basis point change in short-term interest rates applied to our average payable to sponsor banks would result in a change of approximately $246,000 in annual pre-tax income.

We also incur interest rate risk on borrowings under our Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides for a Revolving Credit Facility in an aggregate amount of up to $50 million and a Term Credit Facility with an outstanding balance of $22.9 million at March 31, 2009. The Term Credit Facility requires amortizing payments in the amount of $2,083,333 on the last business day of each fiscal quarter commencing March 31, 2009. Under the terms of the Amended and Restated Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or nine month adjusted LIBOR rates or equal to the greatest of prime, the secondary market rate for three month certificates of deposits plus 1% and the federal funds rate plus 0.50%, in each case plus a margin determined by the Company’s current leverage ratio. During the quarter ended March 31, 2009, the average daily interest-bearing balance outstanding under the Amended and Restated Credit Agreement was $75.0 million. A hypothetical 100 basis point increase in short-term interest rates applied to our average outstanding balance under the Amended and Restated Credit Agreement would result in a decline of approximately $750,000 in annual pre-tax income.

While the bulk of our cash is held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities of up to three years. At March 31, 2009, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $48,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $52,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $48,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $52,000.

Foreign Currency Risk. While substantially all of our business is conducted in U.S. dollars, our Canadian processing subsidiary, CPOS, conducts its operations in Canadian dollars. Consequently, a portion of CPOS’ revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our CPOS subsidiary. We have not hedged our translation risk on foreign currency exposure. For the three months ended March 31, 2009, foreign currency exposures had an immaterial impact on our revenues and our net income. At March 31, 2009, cumulative fluctuations in exchange rates on CPOS’ assets and liabilities reduced our Other Comprehensive Income by $2.4 million.

We do not hold or engage in the trading of derivative financial, commodity or foreign exchange instruments.

Office Facilities

At March 31, 2009, we owned one facility and leased eleven facilities, which we use for operational, sales and administrative purposes.

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

We also lease the following facilities as of March 31, 2009:

Location	Square Feet	Expiration
Alpharetta, Georgia	3,008	November 30, 2010
Chattanooga, Tennessee	9,461	June 30, 2014
Cleveland, Ohio	17,696	June 30, 2012 for 15,940 square feet. 1,756 square feet of the total are on a month-to-month commitment.
Colorado Springs, Colorado	10,431	December 31, 2009
Jeffersonville, Indiana	27,040	April 30, 2009
Johnson City, Tennessee	45,000	October 22, 2010
Phoenix, Arizona	1,284	March 31, 2010
Plano, Texas	49,015	May 31, 2015 for 26,988 square feet. January 14, 2019 for 22,027 square feet.
Portland, Oregon	14,203	September 30, 2010
West Windsor Township, New Jersey	5,288	May 31, 2013
Woodbridge, Ontario, Canada	2,205	February 28, 2010

The Chattanooga, TN lease was extended to June 30, 2014. The leased facility in Jeffersonville Indiana was replaced by our new service center and was not renewed.

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

Changes in Internal Controls

During the quarter ended March 31, 2009, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Processing System Intrusion Legal Proceedings

To date, we have had several lawsuits filed against us and we expect additional lawsuits may be filed. These include lawsuits which assert claims against us by cardholders (including various putative class actions seeking in the aggregate to represent all cardholders in the United States whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion) and banks that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion (including various putative class actions seeking to represent all financial institutions that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion), seeking damages allegedly arising out of the Processing System Intrusion and other related relief. The actions generally assert various common-law claims such as claims for negligence and breach of contract, as well as, in some cases, statutory claims such as violation of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The putative cardholder class actions seek various forms of relief including damages, injunctive relief, multiple or punitive damages, attorney’s fees and costs. The putative financial institution class actions seek compensatory damages, including recovery of the cost of issuance of replacement cards and losses by reason of unauthorized transactions, as well as injunctive relief, attorney’s fees and costs. We have filed a motion with the Judicial Panel on Multidistrict Litigation (the “JPML”) seeking to have these cases consolidated for pre-trial proceedings before the United States District Court for the Southern District of Texas. The JPML has scheduled a hearing concerning the potential multi-district litigation for May 27, 2009. On February 20, 2009, the plaintiff in one of the putative consumer class actions pending in the United States District Court for the District of New Jersey, Cooper v. Heartland Payment Systems, Inc., 3:09-cv-00392-FLW (complaint filed January 27, 2009), voluntarily dismissed that action. In addition, on March 16, 2009, the consumer action pending in the United States District Court for the District of New Jersey captioned Hinton v. Heartland Payment Systems, Inc., 3:09-cv-00594-MLC (complaint filed February 10, 2009) was dismissed by the court sua sponte for failure to state a claim. The putative consumer class actions and putative financial institution class actions filed against us and pending through May 7, 2009 are described below.

Putative Consumer Class Actions

Name of the Court	Date Filed	Principal Parties
United States District Court for the District of New Jersey	January 23, 2009	Sansom and Engel v. Heartland Payment Systems, Inc. et al., 3:09-cv-00335

United States District Court for the Northern District of Florida	January 26, 2009	Read v. Heartland Payment Systems, Inc. et al., 3:09-cv-00035

United States District Court for the District of Arizona	January 29, 2009	Swenka v. Heartland Payment Systems, Inc. et al., 2:09-cv-00179

United States District Court for the District of Kansas	January 29, 2009	Barrett v. Heartland Payment Systems, Inc. et al., 09-cv-2053

United States District Court for the District of New Jersey	January 29, 2009	Merino v. Heartland Payment Systems, Inc. et al., 3:09-cv-00439

United States District Court for the Middle District of Alabama	February 2, 2009	Brown, Latham and Spencer v. Heartland Payment Systems, Inc. et al., 2:09-cv-00086

United States District Court for the Eastern District of California	February 2, 2009	Hilliard v. Heartland Payment Systems, Inc. et al., 1:09-cv-00179

United States District Court for the District of New Jersey	February 2, 2009	Kaissi v. Heartland Payment Systems, Inc. et al., 3:09-cv-00540

United States District Court for the Northern District of Ohio	February 3, 2009	McGinty and Carr v. Heartland Payment Systems, Inc. et al., 1:09-cv-00244

Name of the Court	Date Filed	Principal Parties
United States District Court for the Southern District of Texas	February 4, 2009	Watson v. Heartland Payment Systems, Inc. et al., 4:09-cv-00325

United States District Court for the Eastern District of Wisconsin	February 4, 2009	Anderson and Hoven v. Heartland Payment Systems, Inc. et al., 2:09-cv-00113

United States District Court for the Southern District of Florida	February 6, 2009	Balloveras v. Heartland Payment Systems, Inc. et al., 1:09-cv-20326

United States District Court for the Southern District of California	February 25, 2009	Mata v. Heartland Payment Systems, Inc. et al., 3:09-cv-00376

United States District Court for the Western District of Missouri	February 26, 2009	McLaughlin v. Heartland Payment Systems, Inc. et al., 6:09-cv-3069

United States District Court for the District of New Jersey	February 27, 2009	Rose v. Heartland Payment Systems, Inc. et al., 3:09-cv-00917

United States District Court for the Southern District of Illinois	April 21, 2009	Leavell v. Heartland Payment Systems, Inc. et al., 3:09-cv-00270

Pulaski County Circuit Court, Arkansas	April 30, 2009	Brown v. Heartland Payment Systems, Inc. et al., 09-2694

Putative Financial Institution Class Actions

Name of the Court	Date Filed	Principal Parties
United States District Court for the District of New Jersey	February 6, 2009	Lone Summit Bank v. Heartland Payment Systems, Inc. et al., 3:09-cv-00581

United States District Court for the District of New Jersey	February 13, 2009	TriCentury Bank et al. v. Heartland Payment Systems, Inc. et al., 3:09-cv-00697

United States District Court for the Southern District of Texas	February 16, 2009	Lone Star National Bank v. Heartland Payment Systems, Inc. et al., 7:09-cv-00064

United States District Court for the District of New Jersey	February 20, 2009	Amalgamated Bank et al. v. Heartland Payment Systems, Inc. et al., 3:09-cv-00776

United States District Court for the Southern District of Florida	March 19, 2009	First Bankers Trust Co., N.A. v. Heartland Payment Systems, Inc. et al., 4:09-cv-00825

United States District Court for the Southern District of Florida	March 31, 2009	PBC Credit Union et al. v. Heartland Payment Systems, Inc. et al., 9:09-cv-80481

United States District Court for the Southern District of Texas	April 22, 2009	Community West Credit Union, et al. v. Heartland Payment Systems, Inc. et al., 4:09-cv-01201

United States District Court for the Southern District of Texas	April 22, 2009	Eden Financial Corp. v. Heartland Payment Systems, Inc. et al., 4:09-cv-01203

United States District Court for the Southern District of Texas	April 28, 2009	Heritage Trust Federal Credit Union v. Heartland Payment Systems, Inc. et al., 4:09-cv-01284

United States District Court for the Southern District of Texas	May 1, 2009	Pennsylvania State Employees Credit Union v. Heartland Payment Systems, Inc. et al., 4:09-cv-01330

Four securities class action complaints have been filed in the United States District Court for the District of New Jersey: Davis v. Heartland Payment Systems, Inc., Robert O. Carr and Robert H. B. Baldwin, Jr., 3:09-cv-01043-AET-TJB (March 6, 2009); Ivy v. Heartland Payment Systems, Inc., Robert O. Carr and Robert H. B. Baldwin, Jr., 3:09-cv-01264-AET-JJH (March 19, 2009); Ladensack v. Heartland Payment Systems, Inc., Robert O. Carr and Robert H. B. Baldwin, Jr., 3:09-cv-01632-FLW-TJB (April 3, 2009); and Morr v. Heartland Payment Systems, Inc., Robert O. Carr and Robert H. B. Baldwin, Jr., 3:09-cv-01818-JAP-LHG (April 16, 2009). All four complaints contain similar allegations. In Ladensack, the plaintiff purports to represent all individuals who bought our securities between February 13, 2008, and February 23, 2009. In Davis, Ivy and Morr, the plaintiffs initially purported to represent all individuals who bought our securities between August 5, 2008, and February 23, 2009 (the “Class Period”). However, on April 7, 2009, counsel for the Davis and Ivy plaintiffs issued a press release announcing the purported expansion of the alleged Class Period to February 13, 2008 to February 23, 2009. On April 16, 2009, counsel for the Morr plaintiff issued a similar press release. In each case, the plaintiff alleges that Heartland and two of its officers made material misrepresentations and/or omissions to security holders concerning the security breach in violation of Sections 10(b) and 20(a) of the Exchange Act and that four Heartland insiders engaged in insider trading in our securities. All four matters have been identified as potential “tag-along actions” to In re: Heartland Payment Systems, Inc. Computer System Intrusion Litigation, MDL No. 2046, a potential multi-district litigation filed on March 6, 2009 before the JPML described above. The JPML has scheduled a hearing concerning the potential multi-district litigation for May 27, 2009.

On May 5, 2009, two alleged Heartland shareholders, Genesee County (Michigan) Employees’ Retirement System and Teamsters Local Union No. 727 Pension Fund, separately filed competing motions to consolidate the four securities class actions filed against us in the District of New Jersey, serve as lead plaintiff, and appoint lead and liaison counsel. The motions are set to be heard on June 1, 2009. Additionally, on May 6, 2009, plaintiff J.P. Ladensack filed a Notice of Voluntary Dismissal to dismiss the Ladensack action, which has not been acted on by the Court.

In addition, a putative merchant class action has been commenced that seeks to represent all merchants against whom Heartland asserts or has asserted a claim for chargebacks or fines related to compromised credit card data since 2006. Filed on March 9, 2009 in the Circuit Court of the City of Saint Louis, Missouri, the action is captioned S.M. Corporation, d/b/a Mike Shannon’s Steak & Seafood v. Orbit POS Systems, Inc. and Heartland Payment Systems, Inc., Case No. 0822-CC07833. The action asserts various common-law claims, including for breach of contract, unjust enrichment, fraudulent misrepresentation, and breach of the duty of good faith and fair dealing, and seeks various forms of relief including damages, injunctive relief, and attorney’s fees.

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

While we have determined that the Processing System Intrusion has triggered a loss contingency, to date an unfavorable outcome is not believed by us to be probable on those claims that are pending or have been threatened against us, or that we consider to be probable of assertion against us, and we do not have sufficient information to reasonably estimate the loss we would incur in the event of an unfavorable outcome on any such claim. Therefore, in accordance with SFAS No. 5, “Accounting for Contingencies,” no reserve/liability has been recorded as of March 31, 2009 with respect to any such claim, except for fines actually assessed by MasterCard and Visa. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such unfavorable outcome is reasonably estimable, we will record a reserve for the claim in question. If and when we record such a reserve, it could be material and could adversely impact our results of operations, financial condition and cash flow.

Costs we expect to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion will be recognized as incurred. Such costs are expected to be material and could adversely impact our results of operations, financial condition and cash flow. For the three months ended March 31, 2009, we recorded a pretax charge of $12.6 million, or $0.20 per share, for costs we incurred for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion. The majority of these expenses relate to a fine imposed by MasterCard in April 2009 due to our allegedly not taking appropriate action subsequent to learning of the possibility of the Processing System Intrusion. We believe that we took immediate and extraordinary actions to address the intrusion and cooperate with the card brands’ investigation of the intrusion, and that we responded appropriately to concerns that were raised leading up to the discovery of the intrusion, and so we will vigorously contest any effort to hold us liable for the MasterCard fine. The remainder of these expenses are primarily for other fines, legal fees and costs we incurred for investigations, remedial actions and crisis management services.

Although we intend to defend the lawsuits, investigations and inquiries described above vigorously, we cannot predict the outcome of such lawsuits, investigations and inquiries. Apart from damages claimed in such lawsuits and in other lawsuits relating to the Processing System Intrusion that may be filed, we may be subject to fines or other obligations as a result of the government inquiries and investigations described above and additional governmental inquiries or investigations relating to the Processing System Intrusion that may be commenced. The card brands may also assert additional claims seeking to impose fines, penalties, and/or other assessments against us or our sponsor banks (who would seek indemnification from us pursuant to our agreements with them) based upon the Processing System Intrusion. By these claims, we expect the card brands to seek to recover from us, or from our sponsor banks (who would in turn seek to recover from us) assessments in respect of fraud losses and operating expenses (including card reissuance costs and non-ordinary-course account monitoring expenses) that the card brands believe either themselves or their issuers to have incurred by reason of the Processing System Intrusion, as well as fines and/or penalties by reason of our alleged failure to comply with the card brands’ operating regulations. The amounts of the card brand claims described above are expected to be material, and the amounts we are required to pay to defend against and/or resolve those claims could have a material adverse effect on our results of operations and financial condition.

As previously disclosed, we were advised by Visa that, based on Visa’s investigation of the Processing System Intrusion Visa believes we are in violation of the Visa Operating Regulations and that, based on that belief, Visa removed us from Visa’s published Global List of PCI DSS Validated Service Providers. On April 30, 2009, following the completion of our annual PCI DSS assessment, we successfully validated our compliance with PCI DSS. As such, we were returned to MasterCard’s and Visa’s Lists of PCI DSS Validated Service Providers.

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

There have been no material changes in our Risk Factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

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

At March 31, 2009, we have remaining authorization to repurchase up to 175,316 additional shares of our common stock.

The following table presents information with respect to those purchases of our common stock made during the three months ended March 31, 2009:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 — 31, 2009	350,400	$9.14	350,400		175,316
February 1 — 28, 2009	—	—	—		175,316
March 1 — 31, 2009	—	—	—		175,316

	350,400	$9.14	350,400	(a)

(a)	Total number of shares purchased as part of publicly announced plans was 2,924,684 shares at an average price of $22.25 per share.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2009

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