Form 10-K/A
period 2008-12-31
HEARTLAND PAYMENT SYSTEMS INC
filed 2009-07-10
CIK 1144354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 3)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 3 to Form 10-K on Form 10-K/A (the “Amended Filing”) amends the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2009, Amendment No. 1 to Form 10-K on Form 10-K/A filed with the SEC on April 30, 2009, and Amendment No. 2 to Form 10-K on Form 10-K/A filed with the SEC on May 11, 2009 (collectively, the “Original Filing”), of Heartland Payment Systems, Inc. (the “Company”). The purpose of this amendment is to supplement the Original Filing in response to comments received from the SEC on June 2, 2009 in connection with its review of the Original Filing (the “SEC Comments”) and to update certain information consistent with the disclosures made in the Executive Compensation section of the Company’s Proxy Statement on Schedule 14A for the Company’s 2009 Annual Meeting of Stockholders filed with the SEC on July 6, 2009 (the “Proxy Statement”).

In accordance with Rule 12b-15 under the Exchange Act of 1934, as amended, each item of the Original Filing that is amended by this Amended Filing is also restated in its entirety, and this Amended Filing is accompanied by currently dated certifications on Exhibit 31.1 by the Company’s Chief Executive Officer and Exhibit 31.2 by the Company’s Chief Financial Officer. The Original Filing was amended to: (i) revise the Compensation Discussion and Analysis and the Compensation Committee Interlocks and Insider Participation section of Item 11 of Part III of the Original Filing in response to the SEC Comments and to update certain information consistent with the Proxy Statement, (ii) re-file the Company’s Amended and Restated Credit Agreement with JPMorgan Chase (the “Credit Agreement”) to include all of the Credit Agreement’s attachments in response to the SEC Comments, and (iv) revise the Exhibit Index to reflect the re-filing the Credit Agreement and the filing of the new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the filing of the Original Filing, and other than expressly indicated in this Amended Filing, we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the date of the filing of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other reports filed with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

i

Heartland Payment Systems, Inc.

Annual Report on Form 10-K/A

For the Year Ended

December  31, 2008

		Page
	EXPLANATORY	i

PART III
Item 11.	EXECUTIVE COMPENSATION	1

PART IV
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	18

SIGNATURES		23

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis discusses the principles and objectives underlying our executive compensation policies and the most significant factors relevant to an analysis of these policies and provides information about the fiscal year 2008 compensation programs for our named executive officers as well as information concerning new executive officer compensation arrangements approved in 2009.

Compensation Objectives

The primary objective of our compensation program is to provide our named executive officers with strong incentives to drive our growth and profitability, while achieving a successful balance between near-term performance and our long-term success. The Board of Directors and the Compensation Committee observe that while our stock price is not controllable by our management, an incentive structure that encourages superior short-term performance (relative to the industry, and the overall equity market) while also focusing attention on building for long-term growth is most likely to result in our stock outperforming the broad equity markets, such as the Dow Jones Industrial Average and the S&P 500 over both the near- and long-term. Ultimately, it is that outperformance of the stock (measured as the total return, inclusive of dividends) that is most important to our stockholders and the compensation objectives are thus intended to focus management on that outcome.

The compensation program adopted by the Board of Directors and the Compensation Committee is designed to align individual compensation with our growth and profitability, our near-term performance relative to our industry, our long term success in creating stockholder value, the market for our executive talent and the market for securities investment. This is done using a mix of “at risk” annual short-term incentive cash compensation, balanced by performance-based long-term equity incentives.

The	factors we consider in setting executive compensation levels are:

1.	Performance (short-term and long-term results against our budgets and established performance objectives);

2.	Overall cost (relative to budget and our overall financial position);

3.	Relative internal value of positions;

4.	Retention factors;

5.	Regulatory guidelines (for example, Internal Revenue Code Section 162(m)); and

6.	Compensation data regarding an executive’s historical compensation compared to selected comparable companies.

Elements of Compensation

The elements of our compensation program include the following:

•	wages (salary);

•	annual performance-based incentive cash compensation;

•	stock incentive programs (stock options, restricted stock units, etc.); and

•	severance arrangements.

We choose to pay each element, in large part, for the following reasons:

•	Wages: Salary provides guaranteed cash compensation to secure the services of our executive talent.

•

Annual Performance-Based Compensation: Our named executive officers are eligible to receive annual performance-based cash compensation in order to reward and incentivize the short-term financial and operating performance of the Company. Such rewards may be unrelated to share price performance for the applicable period (either absolute or relative), because the equity markets’ performance on a short-term basis can diverge significantly from our actual financial and operating performance.

•

Stock Incentive Programs: Providing named executive officers with the opportunity to create significant wealth through stock ownership is viewed as a powerful tool to attract and retain highly qualified executives, to achieve strong long-term stock price performance and to help align our executives’ interests with our stockholders’ interests.

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

•

Other Benefits: Named executive officers do not participate in any retirement or pension plan other than our standard 401(k) plan because participation in the long-term appreciation in the value of our stock is expected to provide significant retirement value if we perform. Named executive officers also participate in various medical, dental, life, and disability programs offered by the Company to employees at large.

Determining Executive Compensation

It is the responsibility of the Compensation Committee to administer our compensation programs and practices to ensure that they are in line with our compensation objectives. For the fiscal year 2008 and again in fiscal year 2009, the Compensation Committee engaged the services of an independent compensation consulting firm, Frederic W. Cook & Co., Inc. (“FW Cook”) to review our compensation structure. FW Cook reports to the Compensation Committee and does not perform any other work for the Company besides advising on executive compensation matters. The Compensation Committee, with FW Cook, developed a peer group of companies, identifying other publicly-traded U.S.-based companies in the “Software and Services” S&P GICS group with a similar size and market value. Based on these objective factors, the peer group of companies used for fiscal year 2008 market comparisons were:

ACI Worldwide	Acxiom	Convergys

CSG Systems	Cybersource	DealerTrak Holdings

Efunds	Euronet Worldwide	Global Cash Access

Global Payments	Jack Henry	Mantech International

Maximus	Moneygram International	Sykes Enterprises

TSS	Ultimate Software	Verifone Holdings

Wright Express

While we do not directly benchmark our named executive officers’ compensation to the compensation of our peers’ executives, FW Cook’s comparisons and analysis served as a reference point both to examine compensation for 2008 and on which to base changes to compensation figures and programs in 2008 and 2009. In general, peer group comparisons showed that total annual cash compensation for each of Robert O. Carr, our Chairman and Chief Executive Officer, and Robert H.B. Baldwin, Jr., our President and Chief Financial Officer, as compared to the executive officers of our peer companies with similar titles and/or job responsibilities was below the median. The findings of the study are set forth in the table below:

Heartland Payment Systems						Peer Group						Percentage Heartland Payment Systems Executives’ 2008 Target Compensation Below the Median
Executive	2008 Actual Wages	2008 Target Bonus		2008 Target Cash Compensation		2008 Median Salary		2008 Target Bonus		2008 Target Cash Compensation
Robert O. Carr	$450,000	$225,000		$675,000		$550,000		90.0%		$1,040,000		(35.1)%
Robert H.B. Baldwin, Jr.	$350,000	$175,000		$525,000		$412,000		65.0%		$760,000		(30.9)%
Charles H.N. Kallenbach	$250,000	$125,000		$375,000		(b	)	(b	)	(b	)	(b	)
Sanford C. Brown	$308,558	(a	)	(a	)	(b	)	(b	)	(b	)	(b	)
Thomas M. Sheridan	$232,320	$58,080		$290,000		(b	)	(b	)	(b	)	(b	)

(a)	Mr. Brown’s wages were commission-based for 2008.
(b)	Not included in 2008 study.

The following are the elements of 2008 compensation as set by the Compensation Committee:

Wages: Wages for our named executive officers are generally based on the executive’s specific areas of accountability as well as market competitiveness and budget considerations. Robert O. Carr, our Chairman and Chief Executive Officer, and Robert H.B. Baldwin, Jr., our President and Chief Financial Officer are each accountable for the financial performance of the entire Company. Charles H.N. Kallenbach, our General Counsel, Chief Legal Officer and Secretary, is accountable for our compliance with regulatory requirements and legal affairs. Sanford C. Brown, our Chief Sales Officer, is accountable for the Company’s sales and sales force. Mr. Brown’s 2008 wages were determined as a factor of growth in our installed margin, which is defined as estimated net revenues of installed merchants less processing and servicing costs. Installed margin is the measure by which we evaluate our sales performance. Thomas M. Sheridan, our Chief Portfolio Officer, is accountable for the oversight of the performance of our merchant portfolios. Executive officer wages are set at levels that are proportionately higher than other managers in our Company to recognize their greater role in our success and additional roles and managerial responsibilities. Our Chief Executive Officer, Robert O. Carr, annually reviews the responsibility and performance of the named executive officers that report to him and also recommends the wages and annual cash bonuses for the named executive officers, except for himself, to the Compensation Committee. The Compensation Committee reviews those recommendations and, with any modifications it considers appropriate, approves the wages and annual cash bonuses. The Compensation Committee independently assesses the responsibility and performance of our Chief Executive Officer and sets his wages and annual cash bonus.

In 2008, and based on FW Cook’s analysis of peer group executive compensation, we began to raise base salaries for Mr. Carr and Mr. Baldwin towards, but still lower than, the median level as compared to executives of our peer companies with similar titles and/or job responsibilities. In recognition of Mr. Kallenbach’s effectiveness as our General Counsel, and the increasing importance of that role in our success, Mr. Kallenbach received a salary increase in 2008. While the base salary increases for Mr. Carr and Mr. Baldwin were designed to raise their base compensation toward the peer group median, the actual amount of the increase for each of Mr. Carr and Mr. Baldwin and to our other named executive officers was determined in the discretion of the Compensation Committee, considering various other factors, including affordability within our budgets and business plans, an executive’s experience and responsibilities, individual performance evaluations, and our Chief Executive Officer’s recommendations (except for his own base salary). For the 2008 fiscal year, the Compensation Committee approved wage increases for our named executive officers as set forth in the table below:

Annual Wages

Executive	2007 Actual Wages	2008 Actual Wages	2008 Percent Increase
Robert O. Carr	$350,000	$450,000	28.6%
Robert H.B. Baldwin, Jr.	$276,056	$350,000	26.8%
Charles H.N. Kallenbach	$190,000	$250,000	31.6%
Sanford C. Brown	$476,425	$308,558	(35.2	)%(a)
Thomas M. Sheridan	$225,896	$232,320	2.8%

(a)	Mr. Brown’s wages were commission-based for 2007 and for 2008.

Annual Performance-Based Compensation: We believe that some portion of annual cash compensation for our named executive officers should be “at risk,” i.e. contingent upon successful company and individual performance. Therefore, annual performance-based compensation for named executive officers is tied to overall company performance, extraordinary individual performance, or both. For all of our named executive officers, the target bonus is set at 35-50% of their annual wages, and the actual pay-out is determined in the discretion of our Chief Executive Officer, except with respect to his own compensation, and the Compensation Committee based on our financial operating performance and the executive’s individual results.

Historically, in determining bonus awards for our executives, our Chief Executive Officer and the Compensation Committee review various financial performance measurements in relation to the applicable annual budget for such measurements. Specific measurements used to examine performance may include (i) revenues, (ii) expenses, (iii) operating income and (iv) net income. This review is performed with reference to the applicable budget or budgets for each executive – i.e., the executive’s individual budget, the budget for the executive’s particular business unit, the budget for the business unit or units that report to the executive and/or the Company-wide budget. While specific targets are not set for these performance measures, the Chief Executive Officer and the Compensation Committee will typically require actual performance for a fiscal year to meet budget for the measurements listed above in order to pay bonuses at target levels.

With respect to our Chief Sales Officer, Sanford C. Brown, cash compensation is determined based on our sales and is paid in the form of commission-based wages. For additional information, see the discussion of “Wages” above.

Additionally, when determining executive bonuses, our Chief Executive Officer and the Compensation Committee also consider individual factors, such as an executive’s performance reviews, sales results, individual contributions towards meeting collective performance goals, as well as more subjective factors such as exhibited leadership, client relationship development, internal development, effectiveness at mitigating adverse developments and macro-economic and prevailing market factors. Ultimately, the amount of an executive’s bonus (and whether the executive receives a bonus for a particular fiscal year) is determined in the discretion of the Chief Executive Officer, subject to final determination by the Compensation Committee, and, with respect to the Chief Executive Officer’s bonus, is determined in the discretion of the Compensation Committee.

The relevant budgets and performance measures considered to determine bonuses for our named executive officers are set forth in the table below:

Executive	Reference Budget(s)	Performance Measure(s)
Robert O. Carr	Company-wide	Revenues, expenses, operating income, net income
Robert H.B. Baldwin, Jr.	Company-wide	Revenues, expenses, operating income, net income
Charles H.N. Kallenbach	Legal	Expenses, transaction and litigation outcomes
Sanford C. Brown	N/A	Mr. Brown’s cash compensation is in the form of commission-based wages
Thomas M. Sheridan	Merchant portfolios	Repricing of merchant accounts and managing card processing results

When we set the 2008 goals, we considered them to be ambitious, but attainable and designed to cause incentive payments to reflect meaningful performance requirements. Exceptional performance may result in payment of an annual bonus to an executive that exceeds the executive’s target. In 2008, actual performance results for net revenue exceeded budget, but operating income and net income on a Company-wide basis did not meet budgeted expectations. Our performance relative to the targeted performance levels described was approximately +4.4% for net revenue, (12.3)% for operating income and (7.7)% for net income. The Compensation Committee, however, determined that these results were primarily due to factors and circumstances outside of our executive officers’ control. Particularly, the extent of the significant downturn in macro-economic conditions in the United States that occurred in 2008 was not foreseeable at the time 2008 budgets were prepared and approved. These negative macro-economic and prevailing market conditions negatively impacted our performance for 2008. Furthermore, at the time bonuses for 2008 were determined in 2009, the intrusion of our processing system had been discovered and publicly announced. The intrusion added to the uncertainty regarding our future performance and financial condition caused by the ongoing negative economic conditions. At such time, the Compensation Committee determined that extraordinary efforts and commitment would be required from our executives to deal with the issues raised by the processing system intrusion. In light of these circumstances, and in order to reward our executives for their continued commitment to our Company in uncertain conditions, to incentivize future performance and to help retain valuable executives at a time when we placed an emphasis on consistency and institutional stability, the Compensation Committee determined to pay bonuses to our named executive officers at target levels, notwithstanding our performance for 2008.

The table below sets forth the target bonus and 2008 annual performance-based compensation earned by each named executive officer. Annual bonuses were paid in the form of cash during 2008.

Annual Incentive Bonus Information as of December 31, 2008

Executive	2007 Target Bonus		2007 Bonus		2008 Target Bonus		2008 Bonus
Robert O. Carr	$175,000		$109,197		$225,000		$225,000
Robert H.B. Baldwin, Jr.	$138,028		$81,117		$175,000		$175,000
Charles H.N. Kallenbach	$95,000		$95,000		$125,000		$125,000
Sanford C. Brown	(a	)	(a	)	(a	)	(a	)
Thomas M. Sheridan	$112,948		$36,532		$58,080		$58,080

(a)	Mr. Brown’s compensation was commission based for 2007 and for 2008 and therefore all of his cash compensation with respect to 2007 and 2008 is set forth within the table titled “Annual Wages,” above.

Stock Incentive Programs: Equity based compensation is an integral part of our overall compensation program. We believe that stock options and restricted stock units effectively focus our executives on increasing long-term value to our stockholders, help to build real ownership, and provide employment retention. These stock-based incentives, which in recent years have consisted solely of stock option and restricted stock unit grants, are based on various factors primarily relating to the responsibilities of the individual officer or employee, his or her past performance, anticipated future contributions and prior option grants. In general, the Compensation Committee bases its decisions to grant stock-based incentives on recommendations of our Chief Executive Officer and the Compensation Committee’s analysis of relevant compensation information, with the intention of keeping the executives’ overall compensation, including the equity component of that compensation, at a competitive level in line with our budgets for the executive’s position and reflective of the executive’s contribution to the Company’s performance. The Compensation Committee also considers the number of shares of common stock outstanding, the number of shares of common stock authorized for issuance under its equity compensation plans, the number and value at various stock prices of options and shares held by the executive officer for whom an award is being considered and the other elements of the officer’s compensation, as well as our compensation objectives and policies described above. As with the determination of base salaries and annual performance-based compensation, the Compensation Committee exercises subjective judgment and discretion after taking into account the above criteria.

Awards to named executive officers pursuant to the 2008 Equity Incentive Plan are generally made annually and the grant is usually made on the second full trading day after the most recent financial results are announced, with the price of the grant set as of the close of trading on that second day. Other than the 2008 performance-based stock options described below, Sanford Brown was the only named executive officer to receive an option award in fiscal 2008.

2008 Performance-Based Stock Options. In the third quarter of 2008, our Board of Directors approved a performance-based stock option program under our 2008 Equity Incentive Plan. The purpose of this award was to reward long-term operating success and also the subsequent increase in stockholder value that we expected such performance would create. Under this program, we granted 2.5 million performance-based stock options to our employees, of which an aggregate of 1.375 million were granted to our named executive officers. These stock options were granted to those employees who the Board of Directors determined could have a significant impact on successfully integrating the Network Services business, which we acquired in May 2008, and effectively executing our growth plan. These stock options have a five-year term and will vest in equal amounts in 2011, 2012 and 2013 only if as of the vesting date or over the term of the stock options, both of the following performance conditions are achieved:

•	Consolidated net revenue grows at a compound annual rate of at least 15%; and

•	Fully diluted EPS grows at a compound annual rate of at least 25%

At the time these performance-based options were granted, we believed that these performance goals would be highly difficult for our Company to attain as they represent growth well beyond what our competitors in the industry normally achieve and provided our executives with significant incentives to drive the long-term growth of our Company. As of the date of this Form 10-K/A, due in large part to macro-economic conditions and the processing system intrusion, which negatively affected our stock price and financial performance, we believe that these performance goals are going to be extraordinarily difficult to attain. For additional information regarding 2008 performance-based stock option awards granted to our named executive officers on August 6, 2008, see “Grants of Plan-Based Awards.”

New Executive Officer Compensation Arrangements in 2009

In light of the challenges facing our Company resulting from the previously announced intrusion of our processing system, the current macro-economic and prevailing market conditions and the significant reduction of equity ownership suffered by our Chief Executive Officer as a result of previously announced forced sales of all of his shares of our common stock through margin calls by his lender, the Compensation Committee retained FW Cook to review and recommend changes to our compensation structure and philosophy. As part of this review, FW Cook examined the overall compensation package of our Chief Executive Officer, Robert O. Carr, in order to identify long-term incentive alternatives to motivate and retain our Chief Executive Officer. FW Cook analyzed chief executive officer compensation practices among our peers as well as examples of extraordinary equity awards to chief executive officers of mid-cap companies granted within the past two years. The peer group of companies used to analyze the cash compensation of our named executive officers for 2009 are identified above within this Compensation Discussion and Analysis, except that Cybersource and Ultimate Software were not included, and, Genpact, GSI Commerce and Microsystems were added to, such peer group. Based on this review, on May 11, 2009, the Compensation Committee approved the equity awards to our Chief Executive Officer and the cash and equity awards to certain of our named executive officers summarized below.

Equity compensation is an integral element of our overall executive compensation program. We believe that equity ownership by our executives will strongly align the interests of our executives with the long-term interests of our stockholders. However, as previously disclosed, Mr. Carr, was forced to dispose of all of his shares of our common stock earlier this year, impairing this desired alignment. Even with the increase in Mr. Carr’s cash compensation in 2008, FW Cook’s analysis also indicated that Mr. Carr’s current cash-based compensation is approximately 45% below the median cash compensation received by chief executive officers of our industry peer group in 2009. Therefore, the Compensation Committee is reviewing and analyzing potential changes to Mr. Carr’s base salary for 2009 with FW Cook.

Our Board of Directors believes that Mr. Carr’s deep understanding of our business and industry, as well as his strong relationship with our commission-only sales force makes Mr. Carr uniquely qualified for the position of our Chief Executive Officer, and that Mr. Carr has contributed significantly to our historically high growth and price-to-earnings multiples and should continue to make such contributions in the future. Under the circumstances, the Board of Directors and Mr. Carr agreed that providing a significant equity component as a one-time grant will have the effect of incentivizing Mr. Carr to achieve strategic corporate goals and drive our long-term performance. This award will also provide an important tool to retain Mr. Carr, who the Board of Directors deems extremely important to our future success.

Specifically, as explained in greater detail below, the majority of shares underlying the equity grant approved by our Compensation Committee will provide a benefit for Mr. Carr only through extraordinary corporate performance, as measured by the price of our common stock. Directly linking the vesting of Mr. Carr’s award to increases in the price of our common stock will provide Mr. Carr with a reward that is commensurate with the results experienced by our stockholders. Mr. Carr and the Board of Directors believe this equity award will better align Mr. Carr’s interests with the long-term interests of our stockholders as compared to any additional cash compensation.

On May 11, 2009, Mr. Carr was granted: (i) an option to purchase up to 1,395,000 shares of our common stock and (ii) 265,000 restricted stock units, under our 2008 Equity Incentive Plan. The exercise price of all of the options is $8.88, which was the fair market value of our common stock (as determined pursuant to our 2008 Equity Plan) on the date of grant. 465,000 of such options and all of the restricted stock units will vest in four equal annual installments beginning on the first anniversary of the grant date, provided that Mr. Carr remains an employee of our Company as of the relevant vesting date. 465,000 of such options will begin to vest only after the closing price of our common stock is $17.76 per share or more and the remaining 465,000 of such options will begin to vest only after the closing price of our common stock is $26.64 per share or more. These performance-contingent portions of the award require that the price hurdle listed above be achieved for 30 consecutive days at any time on or before May 11, 2013 (the final vesting date for such options) for such portions of the award to be eligible for vesting. Once a price per share target is met, the tranche of the performance-contingent options tied to such price target will vest in four equal annual installments, retroactive to the date of grant, provided that Mr. Carr remains an employee of our Company as of the relevant vesting date. We believe that these price per share targets, which were recommended by FW Cook as part of their analysis, represent goals that are both reasonable for which to strive, but difficult to attain since they are two times and three times the fair market value of our common stock on the date of grant, respectively.

In the event of a “change of control” of our Company (as defined in our 2008 Equity Plan), 100 percent of the unvested time-based portion of the award will vest. The unvested portion of the performance-contingent options will vest upon a change of control only to the extent that applicable price per share goals have previously been met or the price is achieved in connection with the transaction. We believe these change of control price targets encourage Mr. Carr to maximize value to our stockholders in connection with a transaction.

According to FW Cook’s analysis, the terms of the equity awards to Mr. Carr discussed above fall within the median to the 75th percentile of the secondary peer group with extraordinary Chief Executive Officer equity awards (including new-hire awards and special one-time awards) if the fair value is measured as a percentage of market cap to normalize size differences.

The equity awards granted to Mr. Carr were granted with the understanding that Mr. Carr will agree to extend his covenant not to compete with us and his covenant not to solicit any of our customers or suppliers following termination of his employment for any reason set forth in his Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 with us from 12 months to 24 months, except upon a change of control of our Company.

As noted above, FW Cook also reviewed and recommended changes to our compensation philosophy with respect to our other executive officers. As part of this review, FW Cook examined the overall compensation packages of each of the named executive officers in order to identify long-term incentive alternatives to motivate and retain each of our named executive officers and to increase their salaries to competitive levels. A major reason for the recommendations is that the substantial decline in our stock price due to macro-economic conditions and the processing system intrusion had the effect of reducing and/or eliminating the value of our named executive officers’ equity awards. Historically, the equity ownership of our named executive officers was the primary reason that their cash compensation was below the median of their counterparts of our peer group but FW Cook recommended changing the compensation philosophy to provide more cash compensation as well as granting new equity awards to retain and incentivize our named executive officers. The Compensation Committee considered FW Cook’s suggestions for each of the named executive officers and (other than with respect to our Chief Executive Officer) discussed them with our Chief Executive Officer. On May 11, 2009, the Compensation Committee approved the cash and equity compensation to our named executive officers summarized below.

Robert H.B. Baldwin, Jr., President and Chief Financial Officer, was granted: (i) an option to purchase up to 95,300 shares of our common stock at an exercise price of $8.88 per share, which vests in four equal annual installments beginning on May 11, 2010 and expires on May 11, 2014; and (ii) 26,000 restricted stock units with each restricted stock unit representing a contingent right to receive one share of our common stock and which vests in four equal annual installments beginning on May 11, 2010. In addition, Mr. Baldwin’s base salary was increased from $350,000 to $430,000 (effective January 1, 2009), which brings his target cash compensation in 2009 to the median of target cash compensation of executive officers of our peer group of companies with similar titles and job responsibilities.

Sanford C. Brown, Chief Sales Officer, was granted: (i) an option to purchase up to 65,000 shares of our common stock at an exercise price of $8.88 per share, which vests in four equal annual installments beginning on May 11, 2010 and expires on May 11, 2014; and (ii) 15,000 restricted stock units with each restricted stock unit representing a contingent right to receive one share of our common stock and which vests in four equal annual installments beginning on May 11, 2010. In addition, our Chief Executive Officer is considering potential changes to Mr. Brown’s cash compensation and is expected to make a recommendation regarding Mr. Brown’s cash compensation to the Compensation Committee.

Charles H.N. Kallenbach, General Counsel, Chief Legal Officer and Secretary, was granted: (i) an option to purchase up to 40,000 shares of our common stock at an exercise price of $8.88 per share, which vests in four equal annual installments beginning on May 11, 2010 and expires on May 11, 2014; and (ii) 15,000 restricted stock units with each restricted stock unit representing a contingent right to receive one share of our common stock and which vests in four equal annual installments beginning on May 11, 2010. In addition, Mr. Kallenbach’s base salary was increased from $250,000 to $325,000 (effective January 1, 2009), which brings his target cash compensation in 2009 to the median of target cash compensation of executive officers of our peer group of companies with similar titles and job responsibilities.

In each case, if the named executive officer is not employed by us at the relevant vesting date of the options and the restricted stock units granted, the unvested portion of such options and restricted stock units will terminate. All of such options and restricted stock units were granted under our 2008 Equity Incentive Plan. The closing price of our common stock on the date such options and restricted stock units were granted was $8.88. In the event of a change of control of our Company and a named executive officer’s employment upon such change of control is terminated by the Company without cause or by the executive for good reason, 100 percent of the unvested time-based portion of the award will vest for such named executive officer.

Severance: For all of our named executive officers other than Mr. Carr, we have set potential severance payments at one year’s continued payment of wages plus a pro rated bonus in order to run concurrently with our named executive officers’ covenants not to compete with us for 12 months following termination of their employment. As of December 31, 2008, Mr. Carr’s severance payments were based on the same formula as the other named executive officers. In connection with the equity awards granted to Mr. Carr in 2009, it was understood that Mr. Carr would agree to extend his covenant not to compete and his covenant not to solicit customers or suppliers from 12 months after termination of his employment to 24 months after termination of his employment and his potential severance payment would be changed to two year’s continued payment of wages plus a pro rated bonus in order to run concurrently with his covenant not to compete. A condition to our providing such severance payments is our receipt from the executive officer of a release from future claims against the Company. These severance arrangements provide incentive for our executives to comply with their post-employment covenants and grant us the ability to suspend payment if an executive has breached these covenants. Pursuant to the above-described severance arrangements as of December 31, 2008, Mr. Carr would have had an estimated severance payout of $685,797, Mr. Brown would have had an estimated severance payout of $319,355, Mr. Baldwin would have had an estimated severance payout of $535,797, Mr. Sheridan would have had an estimated severance payout of $359,277, and Mr. Kallenbach would have had an estimated severance payout of $385,797.

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

Budget and Accounting Considerations

In order for this compensation approach to be effective in generating both short- and long-term value to our stockholders, the Board of Directors recognizes the critical role that the operating budget, and our performance relative to that budget, plays. Historically, the Board of Directors, in its review of the annual expense budget, expected to have good visibility as to our profitability during each coming year, and analyzed those results against its own, and the equity market’s, expectations for that profit performance. Then, after a year was completed, if results fell short of those budgeted levels, generally, the variable cash compensation element would likely have been relatively modest, because a significant bonus would have been paid only if quantifiably superior cost management allowed us to exceed our budgeted results. Due to the current macro-economic conditions and expenses incurred in connection with the processing system intrusion, it has become more difficult to predict our profitability, so recently the focus has been less on the budget and profitability and more on subjective criteria such as exhibited leadership, client relationship development, internal development, effectiveness at mitigating adverse developments and macro-economic and prevailing market factors. Additionally, the focus has been on incentivizing and retaining our named executive officers. At the same time, however, named executive officers have a strong incentive to ensure that the appropriate amount of long-term capital investments in infrastructure are made, as one of their most significant wealth opportunities arises from their stock ownership, and recognition that long-term, our stock will not perform unless those ongoing infrastructure investments are made.

For our financial statements, cash compensation is expensed and for our income tax returns, cash compensation is deductible. From the perspective of the named executive officers, such cash compensation is taxable as appropriate for that individual. For equity-based compensation, we do not provide named executive officers with immediately vesting options in order to focus them on their long-term contributions to the Company and on the long-term appreciation in the value of the Company’s stock – although we do provide our Directors with immediately vesting options – and because such immediately vesting options would be expensed entirely on our financial statements when granted. For future vesting options granted to named executive officers, the fair value of such grants is expensed over the vesting period. We provide non-qualified stock options in our grants to named executive officers. Non-qualified stock options provide us with an accounting tax benefit as the fair value of the options are deductible by the Company. Non-qualified stock options provide us with a tax return benefit when the named executive officer exercises such non-qualified stock options. For the named executive officers, non-qualified stock options are generally not taxable until the exercise of such option. The tax impacts of exercises by named executive officers match the tax benefit to us of the exercise. The accounting and tax treatment of compensation pursuant to Internal Revenue Code Section 162(m), FAS 123R, and other applicable rules, is a factor in determining the amounts of compensation for named executive officers.

Summary Compensation Table

The following table shows the compensation paid or to be paid by us, and certain other compensation paid or accrued, during the fiscal years ended December 31, 2008, 2007 and 2006 to our Chief Executive Officer, Chief Financial Officer and each of our three other most highly compensated executive officers, together the “Named Executive Officers.”

Name and Principal Position	Year	Wages ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)	Total Compensation ($)
Robert O. Carr	2008	$450,000	—		$225,000	$4,718	$679,718
Chairman and Chief	2007	$350,000	—		$109,197	—	$459,197
Executive Officer(1)	2006	$350,000	—		—	—	$350,000

Robert H.B. Baldwin, Jr.	2008	$350,000	$28,018	(3)	$175,000	$4,402	$557,420
President and Chief	2007	$276,056	$65,177	(3)	$81,117	—	$422,350
Financial Officer(1)	2006	$260,001	$81,450	(3)	—	—	$341,451

Charles H.N. Kallenbach	2008	$250,000	$115,938	(3)	$125,000	$3,750	$494,688
General Counsel and Chief Legal Officer(1,2)	2007	$190,000	$161,024	(3)	$95,000	—	$446,024

Sanford C. Brown	2008	$308,558	$76,327	(3)	—	—	$384,885
Chief Sales Officer	2007	$476,425	$69,334	(3)	—	—	$545,759
	2006	$219,086	$23,112	(3)	$200,000	—	$442,198

Thomas M. Sheridan	2008	$232,320	$17,970	(3)	$58,080	$3,750	$312,120
Chief Portfolio Officer(1)	2007	$225,896	$108,070	(3)	$36,532	$7,130	$377,628
	2006	$208,000	$215,333	(3)	—	$12,000	$435,333

(1)

Mr. Carr, Mr. Baldwin, Mr. Sheridan and Mr. Kallenbach each also received $3,750 in 2008 as a 401(K) Plan matching contribution, which is included in the column entitled “All Other Compensation” above.

(2)	Mr. Kallenbach was named our General Counsel and Chief Legal Officer on January 2, 2007.
(3)	Represents the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2008 in accordance with SFAS 123R and, accordingly, may include amounts from options granted in prior years. See the information appearing in footnote 14 to our consolidated financial statements included as part of our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, for certain assumptions made in the valuation of options granted in the years ended December 31, 2007 and 2006.
(4)	Represents annual cash incentive compensation with respect to 2008. See – “Annual Performance-Based Compensation” for an explanation of these payments.

Grants of Plan-Based Awards

The following table lists grants of plan-based awards made to our Named Executive Officers during 2008 and the related total fair value of these awards. Named Executive Officers did not provide cash consideration for the listed awards.

Name		Estimated 2008 Potential Payouts Under Non-Equity Incentive Plan Awards
	Grant Date	Threshold ($)(5)	Target ($)	Maximum ($)(5)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (1)
Robert O. Carr	8/6/2008				1,000,000	$22.00	$6,580,000	(2)(3)
	—	—	$225,000	—

Robert H.B. Baldwin, Jr.	8/6/2008				350,000	$22.00	$2,303,000	(2)(3)
	—	—	$175,000	—

Charles H.N. Kallenbach	8/6/2008				25,000	$22.00	$164,500	(2)(3)
	—	—	$125,000	—

Sanford C. Brown	5/7/2008				4,156	$25.00	$23,440	(4a)
	8/6/2008				1,766	$22.00	$11,620	(4b)
	—	—	—	—

Thomas M. Sheridan	—				—	—	—
	—	—	$58,080	—

(1)	Amount represents the total grant date fair value of stock options granted in 2008 as determined under SFAS No. 123R. Under SFAS No. 123R, we estimate the grant date fair value of the stock options using the Black-Scholes valuation model. Our assumption for expected volatility is based on our historical volatility for those option grants whose expected life falls within a period for which we have sufficient historical volatility data related to market trading of our own Common Stock. For those option grants whose expected life is longer than the period for which we have sufficient historical volatility data related to market trading of our own Common Stock, we determine an expected volatility assumption by referencing the average volatility experienced by a group of our public company peers. We estimate the expected life of a stock option based on the simplified method for “plain-vanilla” stock options as provided by the staff of the SEC in Staff Accounting Bulletin 107. The simplified method is used because, at this point, we do not have sufficient historical information to develop reasonable expectations about future exercise patterns. For performance-based stock options, the expected life is estimated based on the average of three possible performance condition outcomes. Our dividend yield assumption is based on actual dividends expected to be paid over the expected life of the stock option. Our risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option.
(2)	The fair value of each option was $6.58. The fair value of options granted was estimated at the grant date using the following weighted average assumptions:

Expected volatility	35%
Expected life	4.5 years
Expected dividends	1.33%
Risk-free interest rate	3.08%

(3)	In the third quarter of 2008, our Board of Directors approved a performance-based stock option program. Under this program, we granted 2.5 million performance-based stock options to our employees, including those grants to Named Executives dated August 6, 2008 listed in the above table. These stock options were granted to those employees who the Board of Directors determined could have significant impact on successfully integrating the Network Services business, which we acquired in May 2008, and effectively executing our growth plan. These stock options have a five-year term and will vest in equal amounts in 2011, 2012 and 2013 only if as of the relevant vesting date or over the term of the stock options, both of the following performance conditions are achieved:

•	Consolidated net revenue grows at a compound annual rate of at least 15%; and

•	Fully diluted EPS grows at a compound annual rate of at least 25%.

We believe that achieving these performance conditions is not “more likely than not” to occur. therefore, no share-based compensation expense has been recorded for these stock options in 2008. The evaluation of the likelihood of achieving these performance conditions will be repeated quarterly, and at such point that vesting of some or all of the options becomes more likely than not, share-based compensation expense will be recorded.
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

Outstanding Equity Awards

The following tables set forth information regarding outstanding equity awards held by Named Executive Officers as of December 31, 2008. In the Outstanding Equity Awards table, each outstanding stock option award is listed individually along with the breakout of the number of stock options, which are exercisable and unexercisable. As of December 31, 2008, there were no outstanding stock awards to the Named Executive Officers and the Company had not made any stock awards.

Outstanding Equity Awards at Fiscal Year-End 2008

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

(2)	If and only if the performance conditions identified in (1) above are achieved, 333,330 stock options will become exercisable on May 5, 2011, 333,330 stock options will become exercisable on May 5, 2012, and 333,340 stock options will become exercisable on May 5, 2013.
(3)	2,425 stock options became exercisable on February 16, 2009, 2,425 stock options will become exercisable on February 16, 2010, and 2,425 stock options will become exercisable on February 16, 2011.
(4)	If and only if the performance conditions identified in (1) above are achieved, 116,665 stock options will become exercisable on May 5, 2011, 116,665 stock options will become exercisable on May 5, 2012, and 116,670 stock options will become exercisable on May 5, 2013.
(5)	12,500 stock options became exercisable on January 2, 2009, 12,500 stock options will become exercisable on January 2, 2010, and 12,500 stock options will become exercisable on January 2, 2011.
(6)	If and only if the performance conditions identified in (1) above are achieved, 8,333 stock options will become exercisable on May 5, 2011, 8,333 stock options will become exercisable on May 5, 2012, and 8,334 stock options will become exercisable on May 5, 2013.
(7)	2,500 stock options will become exercisable on August 4, 2009, and 2,500 stock options will become exercisable on August 4, 2010.
(8)	1,937 stock options became exercisable on February 16, 2009, 1,938 stock options will become exercisable on February 16, 2010, and 1,938 stock options will become exercisable on February 16, 2011.
(9)	1,937 stock options became exercisable on February 16, 2009, 1,938 stock options will become exercisable on February 16, 2010, and 1,938 stock options will become exercisable on February 16, 2011.

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

Potential Payments Upon Termination or Change in Control

        In November 2001, Robert O. Carr entered into an employee confidential information and non-competition agreement with us, which was amended and restated on May 4, 2007 and is intended to be amended effective as of May 11, 2009. Subject to Mr. Carr’s compliance with the non-competition, non-solicitation and other covenants to be set forth in the anticipated amendment, his agreement will provide that in the event Mr. Carr is terminated by us for other than cause (as defined in his agreement) or disability (as defined in his agreement), he will be entitled to receive severance pay in an amount equal to the wages that would have been paid to him during a twenty-four month period plus medical benefits for twenty-four months. In the event of a change in control (as defined in his agreement), the amended covenants set forth therein will revert back to twelve months and so does Mr. Carr’s severance. In addition, if Mr. Carr’s employment is terminated by us other than for cause or his employment with us is terminated due to his death, he shall also be entitled to receive a pro rata portion of any annual bonus that he would have been entitled to receive based on the number of days he was employed by us during such year.

In October 2000, Sanford C. Brown entered into an employee confidential information and non-competition agreement with us, which was also amended and restated on May 4, 2007, and on April 4, 2007, Charles H.N. Kallenbach entered into an employee confidential information and non-competition agreement with us. On March 16, 2007, Robert H.B. Baldwin and Thomas M. Sheridan entered into revised confidential information and non-competition agreements with us. Subject to the executive’s compliance with the non-competition, non-solicitation and other covenants set forth therein, all of these agreements provide that in the event these executives are terminated by us for other than cause (as defined in the agreements) or disability (as defined in the agreements), they will be entitled to receive severance pay in an amount equal to the wages that would have been paid to them during a twelve-month period plus medical benefits for twelve months. In addition, if the employment of the executives is terminated by us other than for cause or their employment with us is terminated due to their death, they shall also be entitled to receive a pro rata portion of any annual bonus that they would have been entitled to receive based on the number of days they were employed by us during such year or, if their bonus was payable on a quarterly rather than an annual basis, then they shall be entitled to receive a pro rata portion of any bonus that they would have been entitled to receive for the fiscal quarter in which they were terminated.

In addition, pursuant to the terms of option award agreements, vesting of certain stock options granted to our named executive officers may accelerate upon a change in control of our company and/or upon termination of our named executive officers’ employment without cause at the discretion of the Compensation Committee.

The following table provides a quantitative description of the payments and benefits payable upon termination of employment and/or change in control of our company, assuming a termination date as of December 31, 2008 and payment of a bonus under the agreements at target levels. Estimated stock and option values were calculated assuming the closing price of our common stock on December 31, 2008 of $17.50:

Named Executive Officer	Severance Payment	Estimated Value of Benefits	Bonus		Estimated Value of Acceleration of Vesting of Stock Options		Total
Robert O. Carr
Termination of Employment without Cause	$450,000	$10,797	$225,000	(a)	NA		$685,797
Termination of Employment due to Death	NA	NA	$225,000	(a)	NA		$225,000
Change in Control	NA	NA	NA		(b	)	$-0-

Robert H.B. Baldwin, Jr.
Termination of Employment without Cause	$350,000	$10,797	$175,000	(a)	NA		$535,797
Termination of Employment due to Death	NA	NA	$175,000	(a)	NA		$175,000
Change in Control	NA	NA	NA		(c	)	$-0-

Charles H.N. Kallenbach
Termination of Employment without Cause	$250,000	$10,797	$125,000	(a)	NA		$385,797
Termination of Employment due to Death	NA	NA	$125,000	(a)	NA		$125,000
Change in Control	NA	NA	NA		(c	)	$-0-

Sanford C. Brown
Termination of Employment without Cause	$308,558	$10,797	$-0-		NA		$319,355
Termination of Employment due to Death	NA	NA	$-0-		NA		$-0-
Change in Control	NA	NA	NA		(c	)	$-0-

Thomas M. Sheridan
Termination of Employment without Cause	$232,320	$10,797	$116,160	(a)	NA		$359,277
Termination of Employment due to Death	NA	NA	$116,160	(a)	NA		$116,160
Change in Control	NA	NA	NA		(c	)	$-0-

(a)	In the event of termination other than for cause or termination due to death, annual bonus would be paid on a pro rata computation based on the number of days the executive was employed by us during such year.
(b)	Executive has no unvested stock options.
(c)	Executive’s unvested stock options value are out of the money.

For additional information on termination payments, see the discussion of “Severance” in the Compensation Disclosure and Analysis section above. Other than as noted, the Company does not provide change of control benefits to its named executive officers.

DIRECTOR COMPENSATION

In 2008, members of the Board of Directors who were not our employees received annualized retainers at the rate of $10,000 for January 2008 through April 2008 and $20,000 for May 2008 through December 2008. Mr. Carr, as an employee of the Company, did not receive compensation for his service on the Board of Directors. The chair of the Audit Committee, Mr. Raymond, received an annualized retainer at the rate of $5,000 for January 2008 through April 2008 and $15,000 for May 2008 through December 2008. The chairs of our Compensation Committee and Nominating/Corporate Governance Committee, Mr. Niehaus and Dr. Ostro, respectively, received an annualized retainer at the rate of $5,000 for May 2008 through December 2008. In addition, all members of the Board of Directors who were not our employees received $1,500 for each board meeting attended in person and $1,000 for each committee meeting attended in person. Any new non-employee Director who has not been in our prior employ will receive an initial option to purchase 10,000 shares of our Common Stock on the date such individual joins the Board of Directors. These options will vest over a period of two (2) years. In addition, beginning after the third anniversary of the date a non-employee Director joins the Board, each such non-employee Director will receive an annual grant of a vested option to purchase 5,000 shares of our Common Stock in the fourth quarter of each calendar year. See the section entitled, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan” below.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee during 2008 included Messrs. Hollin, Niehaus and Palmer. None of our executive officers serves as the board of directors or compensation committee of a company that has an executive officer that serves on our Board of Directors or Compensation Committee. No member of our Compensation Committee has ever been an officer or employee of ours. There are no family relationships among any of our Directors or executive officers.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Consolidated Financial Statements

Our consolidated financial statements listed below are set forth in “Item 8—Financial Statements and Supplementary Data” of this report:

Page
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	***
Report of Independent Registered Public Accounting Firm on Management Report on Internal Control Over Financial Reporting	***
Consolidated Balance Sheets as of December 31, 2008 and 2007	***
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006	***
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006	***
Consolidated Statements of Cash Flow for the years ended December 31, 2008, 2007 and 2006	***
Notes to Consolidated Financial Statements	***

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

10.20

First Amendment to Lease Agreement, dated March 17, 2005, between Heartland Payment

Systems, Inc. and First State Investors 5200, LLC for 90 Nassau Street, Princeton, New

Jersey 08542 (Incorporated by reference to Exhibit 10.20 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.21**	Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.21 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.22**	Form of Employee Incentive Stock Option Agreement Under 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.22 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.23**	Heartland Payment Systems, Inc. 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.23 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.24**	Amendment to Heartland Payment Systems, Inc. 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.24 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.25**	Form of Stock Option Agreement Under 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.25 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.26	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.26 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.27	Third Amendment to the Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated May 26, 2005 between Heartland Payment Systems, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.28 of the Registrant’s Amendment No. 1 to Form 10-12G/A, File No. 000-51265, filed on June 22, 2005) (Incorporated by reference to Exhibit 10.27 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.28**	Heartland Payment Systems, Inc. Second Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.29	Merchant Portfolio Purchase Agreement dated September 22, 2005 between Heartland Payment Systems, Inc. and Certegy Payment Systems, Inc. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 (File No. 001-32594)).

10.30**	Letter Agreement dated February 22, 2006 between Robert O. Carr and Thomas Sheridan. (Incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).

10.31**	Option Agreement dated July 31, 2003 between Robert O. Carr and Greenhill Capital Partners, L.P. and its affiliated investment funds, and LLR Equity Partners, L.P. and its affiliated investment fund. (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 14, 2006 (File No. 001-32594)).

10.32**	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.33**	Letter Agreement dated May 8, 2006 between Heartland Payment Systems, Inc. and Michael C. Hammer concerning terms of employment. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.34**	Form of Employee Confidential Information and Noncompetition Agreement entered into by each of Robert O. Carr, Robert H.B. Baldwin, Jr., Brooks L. Terrell and Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.35**	Supplement No. I to Employee Confidential Information and Noncompetition Agreement by and between Robert H.B. Baldwin, Jr. and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.36**	Employee Confidential Information and Noncompetition Agreement entered into December 1, 2004 by and between Thomas M. Sheridan and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.37**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Robert O. Carr with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.37 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.38**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.38 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.39**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Brooks L. Terrell with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.39 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.40	Credit Agreement dated as of September 5, 2007, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 5, 2007).

10.41	American Express Establishment Sales and Servicing Program Agreement dated as of December 20, 2007 between Heartland Payment Systems, Inc. and American Express Travel Related Services Company. (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2008 (File No. 001-32594)).

10.42	Heartland Payment Systems, Inc. 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 001-32594)).

*10.43	Amended and Restated Credit Agreement dated as of May 30, 2008, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.44	Membership Interest and Asset Purchase Agreement dated May 2, 2008 among Heartland Payment Systems, Inc., Heartland Acquisition, LLC, Alliance Data Network Services LLC, ADS Alliance Data Systems, Inc. and Alliance Data Systems Corporation. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 4, 2008).

10.45	Form of Employee Incentive Stock Option Agreement Under 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed on November 19, 2008 (File No. 333-155450)).

***23.1	Consent of Deloitte & Touche LLP.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
***	Filed as an Exhibit to the Original Filing.
+	Confidential treatment has been requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 10, 2009

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

10.20

First Amendment to Lease Agreement, dated March 17, 2005, between Heartland Payment

Systems, Inc. and First State Investors 5200, LLC for 90 Nassau Street, Princeton, New

Jersey 08542 (Incorporated by reference to Exhibit 10.20 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.21**	Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.21 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.22**	Form of Employee Incentive Stock Option Agreement Under 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.22 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.23**	Heartland Payment Systems, Inc. 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.23 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.24**	Amendment to Heartland Payment Systems, Inc. 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.24 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.25**	Form of Stock Option Agreement Under 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.25 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.26	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.26 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.27	Third Amendment to the Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated May 26, 2005 between Heartland Payment Systems, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.28 of the Registrant’s Amendment No. 1 to Form 10-12G/A, File No. 000-51265, filed on June 22, 2005) (Incorporated by reference to Exhibit 10.27 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.28**	Heartland Payment Systems, Inc. Second Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.29	Merchant Portfolio Purchase Agreement dated September 22, 2005 between Heartland Payment Systems, Inc. and Certegy Payment Systems, Inc. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 (File No. 001-32594)).

10.30**	Letter Agreement dated February 22, 2006 between Robert O. Carr and Thomas Sheridan. (Incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).

10.31**	Option Agreement dated July 31, 2003 between Robert O. Carr and Greenhill Capital Partners, L.P. and its affiliated investment funds, and LLR Equity Partners, L.P. and its affiliated investment fund. (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 14, 2006 (File No. 001-32594)).

10.32**	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.33**	Letter Agreement dated May 8, 2006 between Heartland Payment Systems, Inc. and Michael C. Hammer concerning terms of employment. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.34**	Form of Employee Confidential Information and Noncompetition Agreement entered into by each of Robert O. Carr, Robert H.B. Baldwin, Jr., Brooks L. Terrell and Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.35**	Supplement No. I to Employee Confidential Information and Noncompetition Agreement by and between Robert H.B. Baldwin, Jr. and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.36**	Employee Confidential Information and Noncompetition Agreement entered into December 1, 2004 by and between Thomas M. Sheridan and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.37**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Robert O. Carr with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.37 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.38**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.38 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.39**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Brooks L. Terrell with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.39 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.40	Credit Agreement dated as of September 5, 2007, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 5, 2007).

10.41	American Express Establishment Sales and Servicing Program Agreement dated as of December 20, 2007 between Heartland Payment Systems, Inc. and American Express Travel Related Services Company. (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2008 (File No. 001-32594)).

10.42	Heartland Payment Systems, Inc. 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 001-32594)).

*10.43	Amended and Restated Credit Agreement dated as of May 30, 2008, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.44	Membership Interest and Asset Purchase Agreement dated May 2, 2008 among Heartland Payment Systems, Inc., Heartland Acquisition, LLC, Alliance Data Network Services LLC, ADS Alliance Data Systems, Inc. and Alliance Data Systems Corporation. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 4, 2008).

10.45	Form of Employee Incentive Stock Option Agreement Under 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed on November 19, 2008 (File No. 333-155450)).

***23.1	Consent of Deloitte & Touche LLP.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
***	Filed as an Exhibit to the Original Filing.
+	Confidential treatment has been requested.