Form 10-Q
period 2009-06-30
HEARTLAND PAYMENT SYSTEMS INC
filed 2009-08-07
CIK 1144354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  YES    ☒  NO

As of August 3, 2009, there were 37,461,310 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. CONDENSED FINANCIAL INFORMATION

Item 1.	Financial Statements

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash	$31,473	$27,589
Funds held for payroll customers	25,164	22,002
Receivables, net	151,536	140,145
Investments held to maturity	1,396	1,410
Inventory	8,735	8,381
Prepaid expenses	4,757	6,662
Current tax asset	5,046	2,440
Current deferred tax assets, net	11,073	6,723

Total current assets	239,180	215,352
Capitalized customer acquisition costs, net	75,246	77,737
Property and equipment, net	92,778	75,443
Goodwill	59,050	58,456
Intangible assets, net	34,012	36,453
Deposits and other assets, net	1,642	178

Total assets	$501,908	$463,619

Liabilities and stockholders’ equity
Current liabilities:
Due to sponsor banks	$84,535	$68,212
Accounts payable	29,158	25,864
Deposits held for payroll customers	25,164	22,002
Current portion of borrowings	58,540	58,522
Current portion of accrued buyout liability	9,726	10,547
Merchant deposits and loss reserves	33,873	16,872
Accrued expenses and other liabilities	22,966	26,196
Reserve for processing system intrusion	14,399	—

Total current liabilities	278,361	228,215
Deferred tax liabilities, net	5,453	6,832
Reserve for unrecognized tax benefits	1,704	1,732
Long-term portion of borrowings	12,698	16,984
Long-term portion of accrued buyout liability	31,486	30,493

Total liabilities	329,702	284,256

Commitments and contingencies (Note 12)	—	—

Equity
Common Stock, $0.001 par value, 100,000,000 shares authorized, 37,461,310 and 37,675,543 shares issued at June 30, 2009 and December 31, 2008; 37,461,310 and 37,675,543 shares outstanding at June 30, 2009 and December 31, 2008	38	38
Additional paid-in capital	167,729	167,337
Accumulated other comprehensive loss	(1,663)	(2,145)
Retained earnings	5,987	14,014

Total stockholders’ equity	172,091	179,244
Noncontrolling minority interests	115	119

Total equity	172,206	179,363

Total liabilities and equity	$501,908	$463,619

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total Revenues	$417,373	$394,554	$789,545	$734,173

Costs of Services:
Interchange	291,235	283,830	548,607	529,107
Dues, assessments and fees	19,586	17,340	35,866	31,843
Processing and servicing	49,866	42,827	97,922	79,283
Customer acquisition costs	12,757	12,274	25,332	23,724
Depreciation and amortization	3,874	2,465	7,608	4,375

Total costs of services	377,318	358,736	715,335	668,332
General and administrative	24,430	16,747	49,463	32,228

Total expenses	401,748	375,483	764,798	700,560

Income from operations	15,625	19,071	24,747	33,613

Other income (expense):
Interest income	28	169	57	469
Interest expense	(545)	(751)	(1,086)	(1,097)
Provision for processing system intrusion	(19,380)	—	(31,970)	—
Other, net	2	1	4	(79)

Total other income (expense)	(19,895)	(581)	(32,995)	(707)

Income (loss) before income taxes	(4,270)	18,490	(8,248)	32,906
Provision for (benefit from) income taxes	(1,669)	6,994	(3,170)	12,428

Net income (loss)	(2,601)	11,496	(5,078)	20,478
Less: Net income (loss) attributable to noncontrolling minority interests	14	27	(8)	32

Net income (loss) attributable to Heartland	$(2,615)	$11,469	$(5,070)	$20,446

Net income (loss)	$(2,601)	$11,496	$(5,078)	$20,478
Other comprehensive income:
Unrealized gains (losses) on investments, net of income tax of $14, $(3), $7 and $9	24	(6)	13	15
Foreign currency translation adjustment, net of income tax of $37 and $(124) in 2008	727	54	469	(205)

Comprehensive income (loss)	(1,850)	11,544	(4,596)	20,288
Less: Net Income (loss) attributable to noncontrolling minority interests	14	27	(8)	32

Comprehensive income (loss) attributable to Heartland	$(1,864)	$11,517	$(4,588)	$20,256

Earnings (loss) per common share:
Basic	$(0.07)	$0.31	$(0.14)	$0.55
Diluted	$(0.07)	$0.30	$(0.14)	$0.53

Weighted average number of common shares outstanding:
Basic	37,458	37,387	37,496	37,464
Diluted	37,748	38,688	37,795	38,755

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Heartland Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	(Accumulated Deficit) Retained	Treasury	Noncontrolling Minority	Total
	Shares	Amount	Capital	Loss	Earnings	Stock	Interests	Equity
Six Months Ended June 30, 2008:
Balance, January 1, 2008	37,990	$40	$173,346	$(62)	$36,729	$(44,384)	$—	$165,669
Issuance of Common Stock – options exercised	241	—	1,783	—	—	—	—	1,783
Excess tax benefit on stock options exercised under SFAS No. 123R	—	—	562	—	—	—	—	562
Repurchase of Common Stock	(782)	—	—	—	—	(17,995)	—	(17,995)
Retirement of Treasury Stock	—	(2)	(11,311)	—	(51,066)	62,379	—	—
Stock-based compensation under SFAS No. 123R	—	—	775	—	—	—	—	775
Accumulated other comprehensive income:
Unrealized losses on available for sale investments	—	—	—	15	—	—	—	15
Foreign currency translation adjustment	—	—	—	(205)	—	—	(4)	(209)
Dividends on Common Stock	—	—	—	—	(6,724)	—	—	(6,724)
Noncontrolling minority interests in subsidiary acquired	—	—	—	—	—	—	117	117
Net income for the period	—	—	—	—	20,446	—	32	20,478

Balance June 30, 2008	37,449	$38	$165,155	$(252)	$(615)	$—	$145	$164,471

Six Months Ended June 30, 2009:
Balance, January 1, 2009	37,676	$38	$167,337	$(2,145)	$14,014	$—	$119	$179,363
Issuance of Common Stock – options exercised	135	—	530	—	—	—	—	530
Excess tax benefit on stock options exercised under SFAS No. 123R	—	—	322	—	—	—	—	322
Repurchase of Common Stock	(350)	—	—	—	—	(3,202)	—	(3,202)
Retirement of Treasury Stock	—	—	(1,556)	—	(1,646)	3,202	—	—
Stock-based compensation under SFAS No. 123R	—	—	1,096	—	—	—	—	1,096
Accumulated other comprehensive income:
Unrealized gain on available for sale investments	—	—	—	13	—	—	—	13
Foreign currency translation adjustment	—	—	—	469	—	—	4	473
Dividends on Common Stock	—	—	—	—	(1,311)	—	—	(1,311)
Net (loss) for the period	—	—	—	—	(5,070)	—	(8)	(5,078)

Balance June 30, 2009	37,461	$38	$167,729	$(1,663)	$5,987	$—	$115	$172,206

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income (loss) attributable to Heartland	$(5,070)	$20,446
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	28,451	25,873
Other depreciation and amortization	10,204	5,882
Provision for processing system intrusion	31,970	—
Addition to loss reserves	3,203	2,767
Provision for doubtful receivables	548	1,395
Stock-based compensation	1,096	775
Deferred taxes	(5,757)	2,292
Net income (loss) attributable to noncontrolling minority interests	(8)	32
Loss on investments	—	103
Other	—	4
Changes in operating assets and liabilities:
Increase in receivables	(11,924)	(15,686)
(Increase) decrease in inventory	(347)	899
Payment of signing bonuses, net	(17,765)	(24,104)
Increase in capitalized customer acquisition costs	(8,195)	(7,647)
Decrease (increase) in prepaid expenses	1,906	(600)
(Increase) decrease in current tax asset	(2,287)	1,286
Increase in deposits and other assets	(1,482)	(43)
Excess tax benefits on options exercised under SFAS No. 123R	(322)	(811)
(Decrease) increase in reserve for unrecognized tax benefits	(27)	160
Increase in due to sponsor bank	16,324	48,383
Increase in accounts payable	3,284	4,697
Decrease in accrued expenses and other liabilities	(13,117)	(856)
Increase (decrease) in merchant deposits and loss reserves	13,798	(706)
Reserve for processing system intrusion	(7,681)	—
Payouts of accrued buyout liability	(4,904)	(3,250)
Increase in accrued buyout liability	5,076	5,498

Net cash provided by operating activities	36,974	66,789

Cash flows from investing activities
Purchase of investments held to maturity	(569)	(46)
Maturities of investments held to maturity	589	250
(Increase) decrease in funds held for payroll customers	(3,139)	1,245
Increase (decrease) in deposits held for payroll customers	3,162	(1,549)
Acquisition of business, net of cash acquired	—	(102,544)
Purchases of property and equipment	(25,222)	(12,375)

Net cash used in investing activities	(25,179)	(115,019)

Cash flows from financing activities
Proceeds from borrowings	—	95,000
Principal payments on borrowings	(4,269)	(20,000)
Proceeds from exercise of stock options	530	1,783
Excess tax benefits on options exercised under SFAS No. 123R	322	811
Repurchase of common stock	(3,202)	(17,995)
Dividends paid on common stock	(1,311)	(6,724)

Net cash (used in) provided by financing activities	(7,930)	52,875

Net increase in cash	3,865	4,645
Effect of exchange rates on cash	19	(11)
Cash at beginning of year	27,589	35,508

Cash at end of period	$31,473	$40,142

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,117	$959
Income taxes	4,945	8,467

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

The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2009, its results of operations, changes in stockholders’ equity and cash flows for the six months ended June 30, 2009 and 2008. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008, as amended. The December 31, 2008 condensed consolidated balance sheet was derived from the audited 2008 consolidated financial statements.

In 2008, certain amounts for prior periods have been reclassified to conform with current presentation. Prior period amounts presented on the consolidated income statements reflect a change in classification of certain charges from VISA and MasterCard from Processing and Servicing expenses, to Dues, Assessments and Fees. This classification reflects the nature of these additional VISA and MasterCard bank card transaction authorization fees, which the Company passes through to its merchants. The Company believes that this change in presentation provides a more meaningful measure of its net revenue, which is a useful measure of profitability and operating performance. The Company defines net revenue as total revenues less interchange fees and dues, assessments and fees. These reclassifications had no effect on reported consolidated income before income taxes, net income or per share amounts. The amounts of Processing and Servicing expenses, which have been reclassified to Dues, Assessments and Fees for the three and six months ended June 30, 2008 were $4.6 million and $6.8 million, respectively.

Additionally, prior period amounts presented on the consolidated income statements reflect a change in classification of payroll tax expense incurred on up-front signing bonuses, residual commissions and buyouts of Accrued Buyout Liabilities from General and Administrative expenses, to Processing and Servicing expenses. This classification reflects these payments of payroll taxes as additional costs of services, rather than overhead. The Company believes that this presentation provides a more meaningful measure of the costs of providing services to its merchants. These reclassifications had no effect on reported consolidated income before income taxes, net income or per share amounts. The amounts of General and Administrative expenses, which have been reclassified to Processing and Servicing expenses for the three and six months ended June 30, 2008 were $1.5 million and $3.2 million, respectively.

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

The sponsorship agreements with the member banks require, among other things, that the Company abide by the by-laws and regulations of the Visa and MasterCard networks, and in certain cases maintain a certificate of deposit with the bank sponsors. If the Company breaches the sponsorship agreements, the bank sponsors may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative bank sponsor. The Company is dependent on its bank sponsors, Visa and MasterCard for notification of any compliance breaches.

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

In 2007, the Company entered into a sponsor bank agreement with Heartland Bank, which is based in Saint Louis, Missouri. Heartland Bank is not affiliated with Heartland Payment Systems. Our agreement with Heartland Bank involves substantially the same terms as apply with KeyBank and it expires in September 2010.

Of the Company’s total Visa and MasterCard bank card processing volume for the month of June 2009, 67.3% was processed under its sponsorship agreement with KeyBank N.A., 16.9% was processed under its sponsorship agreement with Heartland Bank (an unrelated third party), and 15.8% was processed under its sponsorship arrangement with SunTrust Banks.

Processing System Intrusion—On January 20, 2009, the Company publicly announced the discovery of a criminal breach of its payment systems environment (the “Processing System Intrusion”). The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by the Company during the transaction authorization process. Such data is not required to be encrypted while in transit under current payment card industry guidelines. The Company had received confirmation of its compliance with the Payment Card Initiative Data Security Standard (“PCI-DSS”) from a third-party assessor each year since the standard was announced, including most recently in April 2008, before the discovery of the Processing System Intrusion. Subsequent to the discovery of the Processing System Intrusion, we were advised by Visa that based on Visa’s investigation of the Processing System Intrusion, Visa had removed us from Visa’ published list of PCI-DSS compliant service providers. In April 2009, we were re-certified as PCI- DSS compliant and the assessor’s report attesting to such re-certification has been reviewed and approved by Visa. As such, the Company was returned to Visa’s Global List of PCI DSS Validated Service Providers. Card data that could have been exposed by the Processing System Intrusion included card numbers, expiration dates, and certain other information from the magnetic stripe on the back of the payment card (including, for a small percentage of transactions, the cardholder’s name). However, the cardholder information that the Company processes does not include addresses or Social Security numbers. Also, the Company believes that no unencrypted PIN data was captured. The Company believes the breach has been contained and did not extend beyond 2008.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

For the three and six months ended June 30, 2009, the Company expensed a total of $19.4 million and $32.0 million, respectively, or about $0.32 and $0.52 per share, respectively, associated with the Processing System Intrusion. Over the six months ended June 30, 2009, the majority of these charges, or $22.1 million, related to fines imposed by certain card brands in April 2009 against the Company and its sponsor banks and a settlement offer made by the Company in an attempt to resolve certain of the claims asserted against its sponsor banks (who have asserted rights to indemnification from the Company pursuant to the Company’s agreements with them) relating to the Processing System Intrusion. Notwithstanding its belief that the Company and its sponsor banks have strong defenses against the claims that are the subject of the settlement offer, the Company decided to make the settlement offer in an attempt to avoid the costs and uncertainty of litigation. The Company is prepared to vigorously defend itself against all the claims relating to the Processing System Intrusion that have been asserted against it and its sponsor banks to date. In particular, the Company is prepared to vigorously contest (and it has recommended to its sponsor banks that they vigorously contest) through all available means, including litigation if necessary, any liability that may be asserted or assessments that may be imposed against the Company or its sponsor banks by certain card brands.

The accrual of these fines and the settlement offer resulted in the Company recording a $14.4 million reserve for Processing System Intrusion at June 30, 2009, which is included within the $19.4 million expensed for the three months ended June 30, 2009. To date, the Company has not received any response to the settlement offer and it should not be assumed that the Company will resolve the claims that are the subject of the settlement offer for the amount of the settlement offer. The Company understands that the portion of this reserve related to the settlement offer is required by SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”), based solely on the fact the Company tendered an offer of settlement in the amount it has accrued. The ultimate cost of resolving the claims that are the subject of the settlement offer may substantially exceed the amount the Company has accrued. Moreover, even if the claims that are the subject of the settlement offer were resolved for the amount the Company has accrued, that would still leave unresolved most of the claims that have been asserted against the Company or its sponsor banks relating to the Processing System Intrusion. The Company feels it has strong defenses to all the claims that have been asserted against it and its sponsor banks relating to the Processing System Intrusion, including those claims that are not the subject of the settlement offer. However, it is possible the Company will end up resolving the claims that are not the subject of the settlement offer, either through settlements or pursuant to litigation, for amounts that are significantly greater than the amount it has reserved to date in respect of those claims. The Company may also be required to reserve significant additional amounts in the future, either in respect of the claims that are the subject of the settlement offer or in respect of the other claims that have been asserted against the Company and its sponsor banks relating to the Processing System Intrusion (or in respect of both categories of claims).

The remainder of the expenses and accruals related to the Processing System Intrusion recorded in the three and six months ended June 30, 2009 were primarily for legal fees and costs the Company incurred for investigations, remedial actions and crisis management services.

While the Company has determined that the Processing System Intrusion has triggered other loss contingencies, to date an unfavorable outcome is not believed by it to be probable on those claims that are pending or have been threatened against it, or that the Company considers to be probable of assertion against it, and the Company does not have sufficient information to reasonably estimate the loss it would incur in the event of an unfavorable outcome on any such claim. Therefore, in accordance with SFAS No. 5, no reserve/liability has been recorded as of June 30, 2009 with respect to any such claim, except for the fines actually assessed by MasterCard and Visa and the amount of the settlement offer by the Company. As more information becomes available, if the Company should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that it will incur on that claim is reasonably estimable, it will record a reserve for the claim in question. If and when, the Company records such a reserve, it could be material and could adversely impact its results of operations, financial condition and cash flow.

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

Generally, the Company uses cash available for investment to fund these advances to SME merchants; when available cash has been expended, the Company directs its sponsor banks to make these advances, thus generating a payable to the sponsor banks. We pay our sponsor banks the prime rate on these payables. To help fund the purchase price for Network Services, during the second quarter of 2008 we suspended using our available cash to fund merchant advances and borrowed $75.0 million. During the first quarter of 2009, we re-established our practice of partially funding merchant advances with our cash, but at reduced amounts. At June 30, 2009, the Company used $10.0 million of its available cash to fund merchant advances and at December 31, 2008, the Company used $17.5 million of its cash to fund merchant advances. The amount due to sponsor banks for funding advances was $84.5 million at June 30, 2009 and $68.2 million at December 31, 2008. The payable to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment and check processing terminals.

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

Investments and Funds Held for Payroll Customers—Investments, including those carried on the consolidated balance sheet as Funds Held for Payroll Customers, consist primarily of fixed income

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

bond funds, corporate and U.S. Government debt securities, certificates of deposit and cost basis equity securities. Funds Held for Payroll Customers also include overnight bank deposits. The majority of investments carried in Funds Held for Payroll Customers are available-for-sale and recorded at the fair value based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. Cost basis equity securities are recorded at cost and periodically evaluated for impairment. In the event of a sale, cost is determined on a specific identification basis. At June 30, 2009, Funds Held for Payroll Customers included cash and cash equivalents of $23.9 million and investments available for sale of $1.3 million.

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

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying SME merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of June 30, 2009 and December 31, 2008.

Merchant Deposits and Loss Reserves—The Company maintains merchant deposits to offset potential liabilities from merchant chargeback processing, which is discussed below, as well as deposits representing debit processing and check processing funds in transit. Previously, the debit processing funds in transit were netted against receivables. Disputes between a cardholder and a merchant periodically arise due to the cardholder’s dissatisfaction with merchandise quality or the merchant’s service, and the disputes may not always be resolved in the merchant’s favor. In some of these cases, the transaction is “charged back” to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, the Company is liable for the full amount of the transaction. Under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other (“FIN 45”), the Company’s obligation to stand ready to perform is minimal. The Company maintains a deposit or the pledge of a letter of credit from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. The Company evaluates its ultimate risk and records an estimate of potential loss for chargebacks related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to recent bank card processing volume levels. The Company believes that the liability recorded as loss reserves approximates fair value.

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

The provision for/(benefit from) income taxes for the three and six months ended June 30, 2009 and 2008 and the resulting effective tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Provision for/(benefit from) income taxes	$(1,669)	$6,994	$(3,170)	$12,428
Effective tax rate	39.09%	37.80%	38.43%	37.80%

At June 30, 2009, our reserve for unrecognized tax benefits related to uncertain tax positions was $1.7 million, of which $1.3 million would, if recognized, impact the effective tax rate.

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

As of December 31, 2008, management believed that achieving these performance conditions was not “more likely than not” to occur; therefore, no share-based compensation expense was recorded for these stock options in 2008. As of June 30, 2009, management continues to believe that achieving these performance conditions is not “more likely than not” to occur; therefore, no share based compensation expense has been recorded for these stock options in 2009. The evaluation of the likelihood of achieving these performance conditions will be repeated quarterly, and at such point that vesting of some or all of the options becomes more likely than not, share-based compensation expense will be recorded.

In the second quarter of 2009, the Company’s Board of Directors approved grants of 930,000 stock options subject to multiple vesting conditions. Under these stock options, the employee must provide continuous service over four years and a market price condition must be satisfied within those four years. These stock options have a five-year term and could vest in equal amounts in 2010, 2011, 2012 and 2013 only if during the four-year service period, the price of the Company’s common stock as reported by the New York Stock Exchange exceeds two or three times the exercise price for 30 consecutive trading days. The grant date fair values of these multiple vesting condition options are recognized as compensation expense over their four-year service periods.

Also in the second quarter of 2009, the Company’s Board of Directors approved grants of 336,000 Restricted Share Units. These Restricted Share Units are nonvested share awards which will vest over a four-year service period as employees perform service. The closing price of the Company’s common stock on the grant date equals the grant date fair value of these nonvested share awards and will be recognized as compensation expense over their four-year service periods.

Diluted earnings per share for the three and six months ended June 30, 2009 and 2008 were computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options, where dilutive.

Foreign Currency—The Canadian dollar is the functional currency of CPOS, which operates in Canada. CPOS’ revenues and expenses are translated at the average exchange rates prevailing during the period. The foreign currency assets and liabilities of CPOS are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of other comprehensive income

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

and is included in stockholders’ equity. At June 30, 2009, the cumulative foreign currency translation loss was $1.7 million. The Company intends to indefinitely reinvest undistributed earnings of CPOS and has not tax affected the cumulative foreign currency translation loss. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not material.

Noncontrolling Minority Interests—Noncontrolling minority interests represent noncontrolling minority stockholders’ share of the equity and after-tax net income or loss of consolidated subsidiaries. Noncontrolling minority stockholders’ share of after-tax net income or loss of consolidated subsidiaries is included in “Net income (loss) attributable to noncontrolling minority interests” in the Consolidated Income Statement. The minority stockholders’ interests included in “Noncontrolling minority interests” in the June 30, 2009 Consolidated Balance Sheet were $115,000 and reflect the investments by these minority shareholders in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries.

Subsequent Events—The Company evaluated subsequent events with respect to the Consolidated Financial Statements as of and for the six months ended June 30, 2009 through August 7, 2009, the date of issuance. See Note 16, “Subsequent Events,” for references to reportable items evaluated during this period.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). The objective of SFAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events as well as the rationale for why that date was selected, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 should not result in significant changes in the subsequent events that an entity reports—either through recognition or disclosure—in its financial statements. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material effect on the Company’s Consolidated Financial Statements.

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

The following unaudited pro forma operating results for the six months ended June 30, 2008 assume that the Network Services acquisition occurred on January 1, 2007. The pro forma results of operations are based on historical results of operations, adjusted for the impacts of purchase price allocations and financing costs, and are not necessarily indicative of the actual results which would have been achieved had the Network Services acquisition occurred as of January 1, 2007, or the results which may be achieved in the future.

Six Months Ended June 30, 2008
(in thousands, except per share)
Total revenues	$780,278
Costs of services	700,768
General and administrative expenses	45,805
Total expenses	746,672
Income from operations	33,606
Net income	19,763
Diluted earnings per share	$0.51

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

4. Receivables

A summary of receivables by major class was as follows at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(In thousands)
Accounts receivable from merchants	$147,545	$132,699
Accounts receivable from others	4,551	7,945

	152,096	140,644
Less allowance for doubtful accounts	(560)	(499)

Total receivables, net	$151,536	$140,145

Included in accounts receivable from others are $1,879,000 and $1,497,000 which are due from employees at June 30, 2009 and December 31, 2008, respectively.

A summary of the activity in the allowance for doubtful accounts for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Beginning balance	$463	$146	$499	$165
Balance of acquired entity allowance	—	87	—	87
Additions to allowance	552	1,049	548	1,309
Charges against allowance	(455)	(966)	(487)	(1,245)

Ending balance	$560	$316	$560	$316

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

5. Funds Held for Payroll Customers and Investments

A summary of Funds Held for Payroll Customers and Investments, including the cost, gross unrealized gains (losses) and estimated fair value for investments held to maturity and investments available-for-sale by major security type and class of security were as follows at June 30, 2009 and December 31, 2008:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
June 30, 2009
Funds Held for Payroll Customers:
Fixed income bond fund	$965	$29	$—	$994
Debt securities of the U.S. Government	—	—	—	—
Corporate debt securities	335	—	(29)	306

Total investments available-for-sale	1,300	29	(29)	1,300
Cash held for payroll customers	23,864	—	—	23,864

Total Funds Held for Payroll Customers	$25,164	$29	$(29)	$25,164

Investments:
Investments held to maturity – Certificates of deposit (a)	$1,396	$—	$—	$1,396

Total investments	$1,396	$—	$—	$1,396

(a)	Certificates of deposits have remaining terms ranging from 2 months to 14 months.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2008
Funds Held for Payroll Customers:
Fixed income bond fund	$965	$—	$—	$965
Debt securities of the U.S. Government	—	—	—	—
Corporate debt securities	335	—	(23)	312

Total investments available-for-sale	1,300	—	(23)	1,277
Cash held for payroll customers	20,725	—	—	20,725

Total Funds Held for Payroll Customers	$22,025	$—	$(23)	$22,002

Investments:
Investments held to maturity – Certificates of deposit	$1,410	$—	$—	$1,410

Total investments	$1,410	$—	$—	$1,410

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The framework provides a three-level hierarchy, which prioritizes the factors (inputs) used to calculate the fair value of assets and liabilities as follows:

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

As of June 30, 2009, all investments in available-for-sale securities held by the Company were measured using Level 1 inputs.

During the six months ended June 30, 2009, the Company did not experience any other-than-temporary losses on its investments. During the twelve months ended December 31, 2008, the Company recognized $258,000 of other-than-temporary impairment losses on its investment in the fixed income bond fund and $137,000 of realized losses on a sale of corporate debt securities.

The maturity schedule of all available-for-sale and held to maturity investments along with amortized cost and estimated fair value as of June 30, 2009 is as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$2,329	$2,359
Due after one year through five years	367	337

	$2,696	$2,696

6. Capitalized Customer Acquisition Costs, Net

A summary of the capitalized customer acquisition costs, net, as of June 30, 2009 and December 31, 2008 was as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Capitalized signing bonuses	$119,296	$117,776
Less accumulated amortization	(59,676)	(55,307)

	59,620	62,469

Capitalized customer deferred acquisition costs	37,787	37,010
Less accumulated amortization	(22,161)	(21,742)

	15,626	15,268

Capitalized Customer Acquisition Costs, Net	$75,246	$77,737

A summary of the activity in capitalized customer acquisition costs, net for the three and six month periods ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Balance at beginning of period	$76,551	$73,143	$77,737	$70,498
Plus additions to:
Capitalized signing bonuses, net	8,758	12,671	17,765	24,104
Capitalized customer deferred acquisition costs	4,259	3,913	8,195	7,647

	13,017	16,584	25,960	31,751

Less amortization expense on:
Capitalized signing bonuses, net	(10,335)	(9,622)	(20,614)	(18,535)
Capitalized customer deferred acquisition costs	(3,987)	(3,729)	(7,837)	(7,338)

	(14,322)	(13,351)	(28,451)	(25,873)

Balance at end of period	$75,246	$76,376	$75,246	$76,376

Net signing bonus adjustments from estimated amounts to actual were $(0.2) million and $0.9 million, respectively, for the three months ended June 30, 2009 and 2008, and $(0.2) million and $0.9 million, respectively, for the six months ended June 30, 2009 and 2008. Net signing bonus adjustments are netted against additions in the table above. Positive signing bonus adjustments occur when the actual gross

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

margin generated by the merchant contract during the first year exceeds the estimated gross margin for that year, resulting in the underpayment of the up-front signing bonus and would be paid to the relevant salesperson. Negative signing bonus adjustments could result from the prior overpayment of signing bonuses and would be recovered from the relevant salesperson.

Fully amortized signing bonuses of $9.1 million and $6.9 million respectively, were written off during the three month periods ended June 30, 2009 and 2008, and $16.2 million and $13.5 million respectively, were written off during the six month periods ended June 30, 2009 and 2008. In addition, fully amortized customer deferred acquisition costs of $3.8 million and $3.6 million, respectively, were written off during the three month ended June 30, 2009 and 2008, and $7.4 million and $6.6 million, respectively, were written off during the six month ended June 30, 2009 and 2008.

The Company believes that no impairment of capitalized customer acquisition costs has occurred as of June 30, 2009 and December 31, 2008.

7. Intangible Assets and Goodwill

Intangible Assets—Intangible assets consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$28,590	$1,734	$26,856	2 to 18 years – proportional cash flow
Software	9,154	2,916	6,238	2 to 5 years – straight line
Non-compete agreements	994	350	644	2 to 5 years – straight line
Other	384	110	274	2 to 5 years – straight line

	$39,122	$5,110	$34,012

	December 31, 2008			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$28,749	$1,024	$27,725	3 to 18 years – proportional cash flow
Software	9,154	1,503	7,651	3 to 5 years – straight line
Non-compete agreements	994	211	783	3 to 5 years – straight line
Other	326	32	294	3 to 5 years – straight line

	$39,223	$2,770	$36,453

Amortization expense related to the intangible assets was $1,161,000 and $597,000, respectively, for the three months ended June 30, 2009 and 2008 and $2,299,000 and $647,000, respectively, for the six months ended June 30, 2009 and 2008.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

The estimated amortization expense related to intangible assets for the next five years is as follows:

For the Twelve Months Ending June 30,

(In thousands)
2010	$4,624
2011	4,081
2012	2,008
2013	1,842
2014	1,947
Thereafter	19,510

$34,012

Goodwill—The changes in the carrying amount of goodwill for the six months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Beginning balance	$58,456	$5,489
Goodwill acquired during the period	—	53,345
Effects of foreign currency translation	401	(163)
Other, primarily adjustments to allocations of purchase price	193	103

Ending balance	$59,050	$58,774

8. Merchant Deposits and Loss Reserves

The Company’s merchants have the liability for any charges properly reversed by the cardholder through a mechanism known as a chargeback. If the merchant is unable to pay this amount, the Company will be liable to the Visa and MasterCard networks for the reversed charges. Under FIN 45, the Company determined that the fair value of its obligation to stand ready to perform is minimal. The Company requires personal guarantees, merchant deposits and letters of credit from certain merchants to minimize its obligation. Merchants deposits also include deposits representing debit processing and check processing funds in transit. Previously, the debit processing funds in transit were netted against receivables. As of June 30, 2009 and December 31, 2008, the Company held merchant deposits totaling $32.7 million and $15.8 million, respectively, and letters of credit totaling $438,000 and $513,000, respectively.

The Visa and MasterCard networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company’s SME merchant transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company’s exposure to chargebacks is the last four months’ processing volume on the SME portfolio, which was $19.8 billion and $18.7 billion for the four months ended June 30, 2009 and December 31, 2008, respectively. However, for the four months ended June 30, 2009 and December 31, 2008, the Company was presented with $11.2 million and $10.2 million, respectively, in chargebacks by issuing banks. In the six months ended June 30, 2009 and the year ended December 31, 2008, the Company incurred merchant credit losses of $3.0 million and $5.1 million, respectively, on total SME dollar volume processed of $28.5 billion and $57.9 billion, respectively. These credit losses are included in processing and servicing costs in the Company’s consolidated statements of income.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company’s SME merchants. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its consolidated balance sheets, amounting to $1,157,000 on June 30, 2009 and $1,097,000 on December 31, 2008. This reserve is determined by performing an analysis of the Company’s historical loss experience applied to current processing volume and exposures.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

A summary of the activity in the loss reserve for the three and six month periods ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Beginning balance	$1,122	$737	$1,097	$663
Additions to reserve	1,674	1,288	3,203	2,767
Charges against reserve (a)	(1,639)	(1,284)	(3,143)	(2,689)

Ending balance	$1,157	$741	$1,157	$741

(a)	Included in these amounts are payroll segment losses of $23,000 and $19,000, respectively, for the three months ended June 30, 2009 and 2008, and $101,000 and $39,000, respectively, for the six months ended June 30, 2009 and 2008.

Chargebacks originating from large national merchant bank card processing are processed and carried by Fifth Third Bank, which is the Company’s third-party outsourced processor for settling large national merchant accounts.

9. Accrued Buyout Liability

A summary of the accrued buyout liability was as follows as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(In thousands)
Vested Relationship Managers and sales managers	$39,605	$39,879
Unvested Relationship Managers and sales managers	1,607	1,161
	41,212	41,040
Less current portion	(9,726)	(10,547)

Long-term portion of accrued buyout liability	$31,486	$30,493

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers at June 30, 2009 and December 31, 2008, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.2 million at June 30, 2009 and December 31, 2008.

A summary of the activity in the accrued buyout liability for the three and six month periods ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Beginning balance	$40,709	$39,226	$41,040	$37,773
Increase in settlement obligation, net	2,694	2,835	5,076	5,498
Buyouts	(2,191)	(2,040)	(4,904)	(3,250)

Ending balance	$41,212	$40,021	$41,212	$40,021

The increase in the settlement obligation is due to new SME merchant account signings, as well as same-store sales growth, if any, and changes in gross margin, partially offset by the impact of SME merchant attrition.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

10. Credit Facility

On May 30, 2008, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders who may become a party to the Credit Agreement from time to time. The May 30, 2008 Amended and Restated Credit Agreement amended and restated in its entirety the previous credit agreement entered into on September 5, 2007 between the same parties that are parties to the Amended and Restated Credit Agreement. On August 3, 2009, the Company and JPMorgan Chase Bank, N.A. amended the Amended and Restated Credit Agreement to exclude a certain amount of charges related to the Processing System Intrusion that may be incurred or accrued by the Company in determining the Company’s compliance with the financial covenants in the Amended and Restated Credit Agreement, provide the lenders with a security interest in the assets of the Company, and increase the interest margin charged on borrowings.

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

The Amended and Restated Credit Agreement also provides for a term credit facility in the aggregate amount of up to $25 million (the “Term Credit Facility”). The Term Credit Facility requires amortizing payments in the amount of $2,083,333 on the last business day of each fiscal quarter commencing March 31, 2009. All principal and interest not previously paid on the Term Credit Facility will mature and be due and payable on December 31, 2011. Amounts borrowed and repaid under the Term Credit Facility may not be re-borrowed. Principal payments due under the Term Credit Facility as of June 30, 2009 were as follows:

Twelve Months Ended June 30,
(In thousands)
2010	$8,333
2011	8,333
2012	4,167

$20,833

The Amended and Restated Credit Agreement contains covenants, which include the maintenance of certain leverage and fixed charge coverage ratios, limitations on the Company’s indebtedness, liens on its properties and assets, investments in, and loans to, other business units, the Company’s ability to enter into business combinations and asset sales, and certain other financial and non-financial covenants. In accordance with the August 3, 2009 amendment to the Amended and Restated Credit Agreement, the Company was in compliance with these covenants as of June 30, 2009.

Under the terms of the Amended and Restated Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or nine month adjusted LIBOR rates or equal to the greater of prime and the federal funds rate plus 0.50%, in each case plus a margin determined by the Company’s current leverage ratio.

The Revolving Credit Facility may be used to finance future construction projects and acquisitions in accordance with the terms of the Credit Agreement and for other working capital needs and general corporate purposes. On May 30, 2008, the Company borrowed $50 million under the Revolving Credit Facility and $25 million under the Term Credit Facility. All of the proceeds of both such borrowings were applied to finance and pay expenses related to the acquisition of certain assets from ADS Alliance Data Systems, Inc., as described in more detail in Note 3. At June 30, 2009, there was $50.0 million outstanding under the Revolving Credit Facility and $20.8 million outstanding under the Term Credit Facility. The weighted average interest rate at June 30, 2009 was 0.93%. Total fees and direct costs paid for the Amended and Restated Credit Agreement through June 30, 2009 were $306,000. These costs are being amortized to interest expense over the life of the Amended and Restated Credit Agreement.

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

Under these authorizations, the Company repurchased an aggregate of 2,924,684 shares of its common stock at a cost of $65.1 million, or an average cost of $22.25 per share. This includes 350,400 shares repurchased at a cost of $3.2 million, or $9.14 per share during the six months ended June 30, 2009 and 781,584 shares repurchased at a cost of $18.0 million, or $23.02 per share during the six months ended June 30, 2008.

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

Dividends on Common Stock. During the six months ended June 30, 2009 and the twelve months ended December 31, 2008, the Company’s Board of Directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Six Months Ended June 30, 2009:
February 20, 2009	March 9, 2009	March 16, 2009	$0.025
May 7, 2009	May 25, 2009	June 15, 2009	$0.01

Twelve Months Ended December 31, 2008:
February 13, 2008	February 28, 2008	March 15, 2008	$0.09
April 30, 2008	May 23, 2008	June 15, 2008	$0.09
August 5, 2008	August 22, 2008	September 15, 2008	$0.09
November 4, 2008	November 24, 2008	December 15, 2008	$0.09

On August 3, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per share of common stock, payable on September 15, 2009 to stockholders of record as of August 25, 2009.

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

Future minimum lease commitments under non-cancelable leases as of June 30, 2009 were as follows:

	(In thousands)
Twelve Months Ended June 30,	Capital Leases	Operating Leases
2010	$243	$4,514
2011	194	3,417
2012	9	2,149
2013	—	1,769
2014	—	1,307
Thereafter	—	2,584

Total Minimum Payments	446	$15,740

Interest Amount	(40)

Present Value of Minimum Payments	$406

Rent expense for leased property was $760,000 and $796,000, respectively, for the three months ended June 30, 2009 and 2008, and $1.6 million and $1.2 million, respectively, for the six months ended June 30, 2009 and 2008.

Commitments—Robert O. Carr, the Company’s Chairman and Chief Executive Officer, has entered into an amendment to his employee confidential information and non-competition agreement under which he is entitled to severance pay equal to his base salary and medical benefits for 24 months (or 12 months if upon a change in control of the Company) and a pro-rated bonus in the event he is terminated by the Company other than for cause. Certain other officers of the Company have entered into an employee confidential information and non-competition agreement under which they are entitled to severance pay equal to their base salary and medical benefits for 12 months and a pro-rated bonus in the event they are terminated by the Company other than for cause. There were no payouts under these agreements in 2008 or 2009.

The following table reflects the Company’s other significant contractual obligations, including leases from above, as of June 30, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$18,977	$11,642	$7,335	$—	$—
Telecommunications providers	6,666	4,704	1,962	—	—
Office and equipment leases	15,740	4,515	5,565	3,076	2,584
Term Credit Facility (b)	20,833	8,333	12,500	—	—
Construction and equipment (c)	6,771	6,771	—	—	—
Capital lease obligations	446	243	203	—	—

	$69,433	$36,208	$27,565	$3,076	$2,584

(a)	The Company has agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. Our agreements with third-party processors require the Company to submit a minimum monthly number of transactions or volume for processing. If the Company submits a number of transactions or volume that is lower than the minimum, it is required to pay the third party processors the fees that they would have received if the Company had submitted the required minimum number or volume of transactions.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

(b)	In addition, the Company has $50 million outstanding under its Revolving Credit Facility at June 30, 2009. The Revolving Credit Facility is available to the Company on a revolving basis commencing on May 30, 2008 and ending on September 4, 2012.
(c)	These amounts relate to contractual commitments we have for constructing our new service center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with the development of this site. Through June 30, 2009, we have spent approximately $59.8 million of our cash on our new service center, including $1.7 million to acquire land.

Contingencies—The Company collects and stores sensitive data about its merchant customers and bank cardholders. If the Company’s network security is breached or sensitive merchant or cardholder data is misappropriated, the Company could be exposed to assessments, fines or litigation costs.

On January 20, 2009, the Company publicly announced the discovery of the Processing System Intrusion. The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by the Company during the transaction authorization process. Such data is not required to be encrypted while in transit under current payment card industry guidelines. The Company had received confirmation of its compliance with the Payment Card Initiative Data Security Standard (“PCI-DSS”) from a third-party assessor each year since the standard was announced, including most recently in April 2008, before the discovery of the Processing System Intrusion. Subsequent to the discovery of the Processing System Intrusion, we were advised by Visa that based on Visa’s investigation of the Processing System Intrusion, Visa had removed us from Visa’ published list of PCI-DSS compliant service providers. In April 2009, we were re-certified as PCI- DSS compliant and the assessor’s report attesting to such re-certification has been reviewed and approved by Visa. As such, the Company was returned to Visa’s Global List of PCI DSS Validated Service Providers. Card data that could have been exposed by the Processing System Intrusion included card numbers, expiration dates, and certain other information from the magnetic stripe on the back of the payment card (including, for a small percentage of transactions, the cardholder’s name). However, the cardholder information that the Company processes does not include addresses or Social Security numbers. Also, the Company believes that no unencrypted PIN data was captured. The Company believes the breach has been contained and did not extend beyond 2008.

For the three and six months ended June 30, 2009, the Company expensed a total of $19.4 million and $32.0 million, respectively, or about $0.32 and $0.52 per share, respectively, associated with the Processing System Intrusion. Over the six months ended June 30, 2009, the majority of these charges, or $22.1 million, related to fines imposed by certain card brands in April 2009 against the Company and its sponsor banks and a settlement offer made by the Company in an attempt to resolve certain of the claims asserted against its sponsor banks (who have asserted rights to indemnification from the Company pursuant to the Company’s agreements with them) relating to the Processing System Intrusion. Notwithstanding its belief that the Company and its sponsor banks have strong defenses against the claims that are the subject of the settlement offer, the Company decided to make the settlement offer in an attempt to avoid the costs and uncertainty of litigation. The Company is prepared to vigorously defend itself against all the claims relating to the Processing System Intrusion that have been asserted against it and its sponsor banks to date. In particular, the Company is prepared to vigorously contest (and it has recommended to its sponsor banks that they vigorously contest) through all available means, including litigation if necessary, any liability that may be asserted or assessments that may be imposed against the Company or its sponsor banks by certain card brands.

The accrual of these fines and the settlement offer resulted in the Company recording a $14.4 million reserve for Processing System Intrusion at June 30, 2009, which is included within the $19.4 million expensed for the three months ended June 30, 2009. To date the Company has not received any response to the settlement offer and it should not be assumed that the Company will resolve the claims that are the subject of the settlement offer for the amount of the settlement offer. The Company understands that the portion of this reserve related to the settlement offer is required by SFAS No. 5 based solely on the fact the Company tendered an offer of settlement in the amount it has accrued. The ultimate cost of resolving the claims that are the subject of the settlement offer may substantially exceed the amount the Company has accrued. Moreover, even if the claims that are the subject of the settlement offer were resolved for the amount the Company has accrued, that would still leave unresolved most of the claims that have been asserted against the Company or its sponsor banks relating to the Processing System Intrusion. The Company feels it has strong defenses to all the claims that have been asserted against it and its sponsor banks relating to the Processing System Intrusion, including those claims that are not the subject of the settlement offer. However, it is possible the Company will end up resolving the claims that are not the subject of the settlement offer, either through settlements or pursuant to litigation, for amounts that are significantly greater than the amount it has reserved to date in respect of those claims. The Company may also be required to reserve significant additional amounts in the future, either in respect of the claims that are the subject of the settlement offer or in respect of the other claims that have been asserted against the Company and its sponsor banks relating to the Processing System Intrusion (or in respect of both categories of claims).

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

The remainder of the expenses and accruals related to the Processing System Intrusion recorded in the three and six months ended June 30, 2009 were primarily for legal fees and costs the Company incurred for investigations, remedial actions and crisis management services.

While the Company has determined that the Processing System Intrusion has triggered other loss contingencies, to date an unfavorable outcome is not believed by it to be probable on those claims that are pending or have been threatened against it, or that the Company considers to be probable of assertion against it, and the Company does not have sufficient information to reasonably estimate the loss it would incur in the event of an unfavorable outcome on any such claim. Therefore, in accordance with SFAS No. 5, no reserve/liability has been recorded as of June 30, 2009 with respect to any such claim, except for the fines actually assessed by MasterCard and Visa and the amount of the settlement offer by the Company. As more information becomes available, if the Company should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that it will incur on that claim is reasonably estimable, it will record a reserve for the claim in question. If and when, the Company records such a reserve, it could be material and could adversely impact its results of operations, financial condition and cash flow.

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

The Company has two reportable segments, as follows: (1) Card, which provides payment processing and related services for bank card transactions; and (2) Other. The Card segment includes CPOS, our Canadian payments processing subsidiary, since March 2008, and Network Services since May 2008. Goodwill and intangible assets resulting from the acquisitions of CPOS and Network Services are reported in the Card segment. At June 30, 2009, goodwill related to CPOS and Network Services was $51.6 million. The Other segment includes Payroll, which provides payroll and related tax filing services, and PrepaidCard, which provides prepaid cards, stored-value card solutions and loyalty card solutions. The PrepaidCard operating segment includes Debitek, General Meters and Chockstone since its November 2008 acquisition. Neither the Payroll operating segment nor the PrepaidCard operating segment meet the SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” defined thresholds for determining individually reportable segments. Goodwill and intangible assets resulting from the acquisition of Debitek, General Meters and Chockstone are reported in the Other segment. At June 30, 2009, goodwill related to Debitek, General Meters and Chockstone was $7.4 million.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources, legal and corporate services. Reconciling items represent elimination of inter-segment income and expense items, and are included to reconcile segment data to the consolidated financial statements. At June 30, 2009 and 2008, 49% and 48% respectively, of the Other segment’s total assets were funds that the Company holds as a fiduciary in its Payroll services activities for payment to taxing authorities. The Company does not have any major individual customers.

A summary of the Company’s segments for the three and six month periods ended June 30, 2009 and 2008 was as follows:

	Card Segment	Other Segment	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Three Months Ended June 30, 2009
Total revenues	$410,036	$7,378	$—	$(41)	$417,373
Depreciation and amortization	4,589	519	193	—	5,301
Interest income	28	—	—	—	28
Interest expense	571	11	—	(37)	545
Net income (loss) attributable to Heartland	3,716	(262)	(6,069)	—	(2,615)
Total assets	585,582	52,247	—	(135,921)	501,908

Three Months Ended June 30, 2008
Total revenues	$388,974	$5,584	$—	$(4)	$394,554
Depreciation and amortization	2,804	242	126	—	3,172
Interest income	169	—	—	—	169
Interest expense	751	—	—	—	751
Net income (loss) attributable to Heartland	16,277	33	(4,841)	—	11,469
Total assets	547,386	47,351	—	(125,955)	468,782

Six Months Ended June 30, 2009
Total revenues	$774,648	$14,994	$—	$(97)	$789,545
Depreciation and amortization	8,841	977	386	—	10,204
Interest income	57	—	—	—	57
Interest expense	1,153	22	—	(89)	1,086
Net income (loss) attributable to Heartland	7,248	(560)	(11,758)	—	(5,070)
Total assets	585,582	52,247	—	(135,921)	501,908

Six Months Ended June 30, 2008
Total revenues	$722,257	$11,925	$—	$(9)	$734,173
Depreciation and amortization	5,097	499	250	—	5,846
Interest income	469	—	—	—	469
Interest expense	1,097	—	—	—	1,097
Net income (loss) attributable to Heartland	28,681	489	(8,724)	—	20,446
Total assets	547,386	47,351	—	(125,955)	468,782

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Basic:
Net income (loss) attributable to Heartland	$(2,615)	$11,469	$(5,070)	$20,446

Weighted average common stock outstanding	37,458	37,387	37,496	37,464

Earnings (loss) per share	$(0.07)	$0.31	$(0.14)	$0.55

Diluted:
Net income (loss) attributable to Heartland	$(2,615)	$11,469	$(5,070)	$20,446

Basic weighted average common stock outstanding	37,458	37,387	37,496	37,464
Effect of dilutive instruments:
Stock options	290	1,301	299	1,291

Diluted weighted average shares outstanding	37,748	38,688	37,795	38,755

Earnings (loss) per share	$(0.07)	$0.30	$(0.14)	$0.53

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

16. Subsequent Events

See Note 1, “Organization and Operations,” for a discussion of the Processing System Intrusion.

See Note 10, “Credit Facility” for a discussion of the August 3, 2009 amendment to the Amended and Restated Credit Agreement.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. You should understand that many important factors, in addition to those discussed elsewhere in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Certain of these factors are described in Item 1A. Risk Factors contained in our Annual Report on Form 10K for the year ended December 31, 2008, as amended, and include, without limitation, the significantly unfavorable economic conditions facing the United States, the results and effects of the Processing System Intrusion including the outcome of investigations, litigation and claims, the extent of cardholder information compromised and the consequences to our business, including the effects on sales and costs in connection with the system breach, our competitive environment, the business cycles and credit risks of our merchants, chargeback liability, merchant attrition, problems with our bank sponsors, our reliance on other bank card payment processors, our inability to pass increased interchange fees along to our merchants, system failures and government regulation.

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

On January 20, 2009, we publicly announced the Processing System Intrusion, which apparently had occurred during some portion of 2008. See “—Processing System Intrusion” for more detail.

At June 30, 2009, we provided our bank card payment processing services to approximately 172,850 active SME merchants located across the United States. This represents a 2.4% increase over the 168,850 active SME merchants at December 31, 2008 and a 4.9% increase over the 164,750 active SME merchants at June 30, 2008. At June 30, 2009, we provided bank card payment processing services to approximately 78 large national merchants with approximately 54,153 locations. Our total bank card processing volume for the three months ended June 30, 2009 was $17.8 billion, a 3.8% increase from the $17.1 billion processed during the three months ended June 30, 2008. Our total bank card processing volume for the six months ended June 30, 2009 was $33.3 billion, a 9.7% increase from the $30.4 billion processed during the six months ended June 30, 2008. Bank card processing volume for the three and six months ended June 30, 2009 includes $2.6 billion and $4.6 billion, respectively, for large national merchants acquired with Network Services, compared to $1.9 billion for both the three and six months ended June 30, 2008. Additionally, we provided bank card processing services to approximately 6,000 merchants in Canada.

Merchant attrition is expected in the payment processing industry in the ordinary course of business. We experience attrition in merchant bank card processing volume resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account closures that we initiate due to heightened credit risks relating to, or contract breaches by, merchants, and when applicable same store sales contraction. We measure total processing volume attrition against all SME merchants that were processing with us in the same month a year earlier. During the six months ended June 30, 2009, we experienced 23.2% average annualized attrition of our SME bank card processing volume. During 2008, 2007 and 2006, we experienced average annual attrition in our SME bank card processing volume of 17.3%, 12.6% and 11.1%, respectively. Much of our attrition is related to business closures, which accelerated in 2009 and 2008 due to weak economic conditions, and in 2009 and 2008 our volume attrition was significantly impacted by overall contraction in same stores sales. In 2009, attrition was also likely increased modestly due to merchant concern regarding the Processing System Intrusion.

In our SME business, same store sales growth or contraction, which represents the change in bank card processing volume for all bank card merchants that were processing with us in the same month a year earlier, contracted 9.7% on average in the three months ended June 30, 2009, compared to contraction of 0.1% on average in the three months ended June 30, 2008. Same store sales growth or contraction results from the combination of the increasing use by consumers of bank cards for the purchase of goods and services at the point of sale, and sales growth or contraction experienced by our retained SME merchants. The following table compares our same store sales growth or contraction for the 2008, 2007, 2006 and 2005 full years, and by quarter during 2009 and 2008:

Same Store Sales Growth (Contraction)
2005 full year	7.5%
2006 full year	4.2%
2007 full year	3.0%
2008 full year	(2.1)%

2008 first quarter	0.6%
2008 second quarter	(0.1)%
2008 third quarter	(2.0)%
2008 fourth quarter	(6.8)%

2009 first quarter	(7.6)%
2009 second quarter	(9.7)%

The increasing contraction rates we experienced in our SME business during the second, third and fourth quarters of 2008, and the first and second quarters of 2009, are attributable to economic conditions including impacts from severely contracted credit markets, a weak housing market, historically low consumer and investor confidence and increasing unemployment rates. Management believes that all of these factors have negatively impacted consumer confidence, disposable income, spending and behavior, which has impacted the businesses of our SME merchants. In addition, Management believes that the current challenging economic conditions and depressed consumer confidence, as well as the general contraction in credit availability, and a decrease in usage of credit cards by consumers, may continue to negatively impact our business.

Increases in our direct sales force, including our Relationship Managers, historically have led to significant growth in the total SME merchants for whom we process and the gross margin generated by those merchants. Our sales managers are compensated based on their success in growing the sales force and increasing the total SME merchant base in their regions. Our sales force grew from 1,117 Relationship Managers at December 31, 2007 and 1,166 at December 31, 2008, to 1,210 at June 30, 2009. We measure the production of our sales force by gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. Our newly installed gross margin for the six months ended June 30, 2009 decreased 12.5% from the gross margin we installed during the six months ended June 30, 2008. We attribute this decline in newly installed gross margin to the weak economy and negative publicity related to the Processing System Intrusion, which required our sales force to focus on merchant retention instead of new gross margin installs.

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

During the three months ended June, 2009 and 2008, we processed approximately 87% and 82%, respectively, of our SME merchant transactions through HPS Exchange. At June 30, 2009 and 2008, we were processing approximately 99% and 98%, respectively, of our active SME merchants on Passport. We completed converting substantially all of our SME merchants to Passport during the second quarter of 2006. This conversion has decreased our operating costs per transaction. With our conversion to Passport, our internally developed systems are providing substantially all aspects of most of our merchants’ processing needs, excluding Network Services. Previously, we relied on third party vendors for many of these services including bank card authorization and data capture services, settlement and merchant accounting services. We will continue to process a minority of our transactions through third party systems.

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

We also provide payroll processing services throughout the United States. At June 30, 2009, we processed payroll for 8,887 customers, an increase of 22.6% from 7,249 payroll customers at June 30, 2008. At December 31, 2008, we processed payroll for 7,738 payroll customers.

Processing System Intrusion

On January 20, 2009, we publicly announced the discovery of a criminal breach of our payment systems environment (the “Processing System Intrusion”). The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by us during the transaction authorization process. Such data is not required to be encrypted while in transit under current payment card industry guidelines. We had received confirmation of our compliance with the Payment Card Initiative Data Security Standard (“PCI-DSS”) from a third-party assessor each year since the standard was announced, including most recently in April 2008, before the discovery of the Processing System Intrusion. Subsequent to the discovery of the Processing System Intrusion, we were advised by Visa that based on Visa’s investigation of the Processing System Intrusion, Visa had removed us from Visa’ published list of PCI-DSS compliant service providers. In April 2009, we were re-certified as PCI- DSS compliant and the assessor’s report attesting to such re-certification has been reviewed and approved by Visa. As such, we were returned to Visa’s Global List of PCI DSS Validated Service Providers. Card data that could have been exposed by the Processing System Intrusion included card numbers, expiration dates, and certain other information from the magnetic stripe on the back of the payment card (including, for a small percentage of transactions, the cardholder’s name). However, the cardholder information that we processes does not include addresses or Social Security numbers. Also, we believe that no unencrypted PIN data was captured. We believe the breach has been contained and did not extend beyond 2008.

For the three and six months ended June 30, 2009, we expensed a total of $19.4 million and $32.0 million, respectively, or about $0.32 and $0.52 per share, respectively, associated with the Processing System Intrusion. Over the six months ended June 30, 2009, the majority of these charges, or $22.1 million, related to fines imposed by certain card brands in April 2009 against us and our sponsor banks and a settlement offer we made in an attempt to resolve certain of the claims asserted against our sponsor banks (who have asserted rights to indemnification from us pursuant to our agreements with them) relating to the Processing System Intrusion. Notwithstanding our belief that we and our sponsor banks have strong defenses against the claims that are the subject of the settlement offer, we decided to make the settlement offer in an attempt to avoid the costs and uncertainty of litigation. We are prepared to vigorously defend ourselves against all the claims relating to the Processing System Intrusion that have been asserted against us and our sponsor banks to date. In particular, we are prepared to vigorously contest (and we have recommended to our sponsor banks that they vigorously contest) through all available means, including litigation if necessary, any liability that may be asserted or assessments that may be imposed against us or our sponsor banks by certain card brands.

The accrual of these fines and the settlement offer resulted in a $14.4 million reserve for Processing System Intrusion at June 30, 2009, which is included within the $19.4 million expensed for the three months ended June 30, 2009. To date, we have not received any response to our settlement offer and it should not be assumed that we will resolve the claims that are the subject of the settlement offer for the amount of the settlement offer. We understand that the portion of this reserve related to the settlement offer is required by SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”), based solely on the fact we tendered an offer of settlement in the amount we have accrued. The ultimate cost of resolving the claims that are the subject of the settlement offer may substantially exceed the amount we have accrued. Moreover, even if the claims that are the subject of the settlement offer were resolved for the amount we have accrued, that would still leave unresolved most of the claims that have been asserted against us or our sponsor banks relating to the Processing System Intrusion. We feel we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion, including those claims that are not the subject of the settlement offer. However, it is possible we will end up resolving the claims that are not the subject of the settlement offer, either through settlements or pursuant to litigation, for amounts that are significantly greater than the amount we have reserved to date in respect of those claims. We may also be required to reserve significant additional amounts in the future, either in respect of the claims that are the subject of the settlement offer or in respect of the other claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion (or in respect of both categories of claims).

The remainder of the expenses and accruals related to the Processing System Intrusion recorded in the three and six months ended June 30, 2009 were primarily for legal fees and costs we incurred for investigations, remedial actions and crisis management services.

While we have determined that the Processing System Intrusion has triggered other loss contingencies, to date an unfavorable outcome is not believed to be probable on those claims that are pending or have been threatened against us, or that we consider to be probable of assertion against us, and we do not have sufficient information to reasonably estimate the loss we would incur in the event of an unfavorable outcome on any such claim. Therefore, in accordance with SFAS No. 5, no reserve/liability has been recorded as of June 30, 2009 with respect to any such claim, except for the fines actually assessed by MasterCard and Visa and the amount of the settlement offer by the Company. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that we will incur on that claim is reasonably estimable, we will record a reserve for the claim in question. If and when we record such a reserve, it could be material and could adversely impact our results of operations, financial condition and cash flow.

Additional costs we expect to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion will be recognized as incurred. Such costs are expected to be material and could adversely impact our results of operations, financial condition and cash flow.

Acquisitions in 2008

In May 2008, we acquired the net assets of the Network Services business unit (“Network Services”) of Alliance Data Network Services LLC (“Alliance”), for a cash payment of $92.5 million. The acquisition was financed through a combination of cash on hand and our credit facilities. Network Services provides processing of credit and debit cards to large national merchants, primarily in the petroleum industry. From the date we acquired Network Services through December 31, 2008, it settled $8.7 billion of bank card processing volume on 317 million transactions and during the six months ended June 30, 2009 it settled $4.6 billion of bank card processing volume on 227 million transactions. Additionally, Network Services generated revenues on 1.6 billion and 1.1 billion transactions it authorized through its front-end card processing systems during the period from the date we acquired it through December 31, 2008 and in the six months ended June 30, 2009, respectively.

In March 2008, the Company acquired a majority interest in Collective Point of Sale Solutions Ltd. (“CPOS”) for a net cash payment of $10.1 million. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions. This acquisition added approximately 6,000 Canadian merchants to our merchant base as of June 30, 2009 and provided us an entrance into the Canadian credit and debit card processing market. We are now able to service merchants that have locations in both the United States and Canada.

In November 2008, we acquired the net assets of Chockstone, Inc. (“Chockstone”) for a net cash payment of $4.0 million. The Chockstone acquisition expands our ability to equip merchants nationwide with enhanced gift card and loyalty programs. Chockstone’s loyalty platform helps businesses of all sizes identify their most profitable customers and market to their unique needs—thereby increasing the frequency of their visits and the size of their average purchases. Chockstone’s loyalty marketing and gift card solutions are used by leading brands in more than 65,000 restaurants, convenience stores, and other retail locations in North America.

Second Quarter of 2009 Financial Results

Our financial results for the three months ended June 30, 2009 reflect the challenging economic conditions and resulting soft consumer spending, and the costs we incurred related to the Processing

System Intrusion. Poor economic conditions unfavorably impacted both new merchant installs and processing volume at existing merchants. For the three months ended June 30, 2009, we recorded a net loss of $2.6 million, or $0.07 per share, compared to net income of $11.5 million, or $0.30 per share, in the three months ended June 30, 2008. During the three months ended June 30, 2009, we recorded pretax charges of $19.4 million, or about $0.32 per share, for costs we incurred for investigations, remedial actions, legal fees, crisis management services and a settlement offer. The following is a summary of our financial results for the three months ended June 30, 2009:

•

Bank card processing volume during the three months ended June 30, 2009 increased 3.8% to $17.8 billion from $17.1 billion during the three months ended June 30, 2008; however the 2009 period included $2.6 billion of processing volume from Network Services, compared with $1.9 billion for the three months ended June 30, 2008, accounting for most of the increase. Excluding Network Services processing volume, we received percentage-based revenues on processing volume of $15.2 billion, a decrease of 0.2% from the $15.3 billion processed in the three months ended June 30, 2008.

•

Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 14.1% from $93.4 million in the three months ended June 30, 2008 to $106.6 million in the three months ended June 30, 2009. The increase in net revenue was driven by the addition of revenues from Network Services and the year-over-year increase in SME merchant processing revenue. Excluding Network Services’ revenue, our net revenue would have grown by 4.9% in the three months ended June 30, 2009.

•

Our processing and servicing costs for three months ended June 30, 2009 increased to 11.9% of our total revenues, up from 10.9% of total revenues for the three months ended June 30, 2008. The increase reflects Network Services’ processing and servicing costs of $9.3 million, or 40.5% of its total revenues, for the three months ended June 30, 2009. The increase was also due to costs associated with the increased bank card processing volume, increases in merchant losses due to weak economic conditions and increases in the costs of operating our Jeffersonville, Indiana service center, particularly the costs of support personnel, including field servicing managers, and depreciation and amortization as we place into service a greater portion of the new service center.

•

Our income from operations, which we also refer to as operating income, declined to $15.6 million for the three months ended June 30, 2009 from $19.1 million for the three months ended June 30, 2008. This decline was primarily due to the unfavorable impact which challenging economic conditions had on our revenues. Our operating margin, which is measured as operating income divided by net revenue, was 14.7% for the three months ended June 30, 2009, compared to 20.4% for the three months ended June 30, 2008. In addition to the impact of the economy, the year-over-year decline in our operating margin was also due to the addition of Network Services, whose operating margin is significantly lower than that of our historic business.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements are unaudited. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at June 30, 2009, our results of operations, our changes in stockholders’ equity and our cash flows for the six months ended June 30, 2009 and 2008. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2009. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in note 2 to our consolidated financial statements included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended. The critical accounting estimates described here are those that are most important to the depiction of our financial condition and results of operations, including those whose application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain. The line items on our income statement and balance sheet which are impacted by management’s estimates are described below.

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

The amount of the up-front signing bonus paid for new SME bank card, payroll and check processing accounts is based on the estimated gross margin for the first year of the merchant contract. Estimated gross margin is calculated by deducting interchange fees, dues, assessments and fees and costs incurred in underwriting, processing, servicing and managing the risk of the account from gross processing revenue. The gross signing bonuses paid during the six months ended June 30, 2009 and 2008 were $17.9 million and $23.1 million, respectively, and for the full year ended December 31, 2008 were $43.8 million. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The net signing bonus adjustments made during the six months ended June 30, 2009 and 2008 were negative $(0.2) million and positive $0.9 million, respectively. Positive signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year exceeds the estimated gross margin for that year, resulting in the underpayment of the up-front signing bonus and would be paid to the relevant salesperson. Negative signing bonus adjustments could result from prior overpayments of up-front signing bonuses, and would be recovered from the relevant salesperson. The amount of signing bonuses paid which remained subject to adjustment at June 30, 2009 was $38.6 million.

The deferred acquisition cost is accrued over the first year of merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss for the six months ended June 30, 2009 or the year ended December 31, 2008.

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

We consider a salesperson to be vested once he or she has established merchant relationships that generate the equivalent of $10,000 of monthly gross margin. Vested status entitles the salesperson to his or her residual commissions for as long as the merchant processes with us, even if the salesperson is no longer employed by us.

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

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.2 million at June 30, 2009 and December 31, 2008.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 to 2  1/2 years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During the six months ended June 30, 2009 and 2008 we made buyout payments of approximately $4.9 million and $3.2 million, respectively, and during the 2008 full year, we made buyout payments of approximately $7.0 million. We expect to make buyout payments in the future, subject to available cash, as such buyouts reduce the monthly payments we will have to make to our salespersons for such merchants in the future.

Reserve for Processing System Intrusion

The Processing System Intrusion requires us to make assumptions and estimates concerning the outcomes and related costs and losses in connection with various lawsuits, claims, and investigations. We make our estimates of costs based on our best judgments and anticipated outcomes of these lawsuits, claims, and investigations.

For the three and six months ended June 30, 2009, we expensed a total of $19.4 million and $32.0 million, respectively, or about $0.32 and $0.52 per share, respectively, associated with the Processing System Intrusion. Over the six months ended June 30, 2009, the majority of these charges, or $22.1 million, related to fines imposed by certain card brands in April 2009 against us and our sponsor banks and a settlement offer we made in an attempt to resolve certain of the claims asserted against our sponsor banks (who have asserted rights to indemnification from us pursuant to our agreements with them) relating to the Processing System Intrusion (see “—Processing System Intrusion” for further discussion). The accrual of these fines and the settlement offer resulted in a $14.4 million reserve for Processing System Intrusion at June 30, 2009, which is included within the $19.4 million expensed for the three months ended June 30, 2009. To date we have not received any response to our settlement offer and you should not assume that we will resolve the claims that are the subject of the settlement offer for the amount of the settlement offer. We understand that the portion of this reserve related to the settlement offer is required by SFAS No. 5 based solely on the fact we tendered an offer of settlement in the amount we have accrued. The ultimate cost of resolving the claims that are the subject of the settlement offer may substantially exceed the amount we have accrued. Moreover, even if the claims that are the subject of the settlement offer were resolved for the amount we have accrued, that would still leave unresolved most of the claims that have been asserted against us or our sponsor banks relating to the Processing System Intrusion. We feel we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion, including those claims that are not the subject of the settlement offer. However, it is possible we will end up resolving the claims that are not the subject of the settlement offer, either through settlements or pursuant to litigation, for amounts that are significantly greater than the amount we have reserved to date in respect of those claims. We may also be required to reserve significant additional amounts in the future, either in respect of the claims that are the subject of the settlement offer or in respect of the other claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion (or in respect of both categories of claims).

The remainder of the expenses and accruals related to the Processing System Intrusion recorded in the three and six months ended June 30, 2009 were primarily for legal fees and costs we incurred for investigations, remedial actions and crisis management services.

While we have determined that the Processing System Intrusion has triggered other loss contingencies, to date an unfavorable outcome is not believed to be probable on those claims that are pending or have been threatened against us, or that we consider to be probable of assertion against us, and we do not have sufficient information to reasonably estimate the loss we would incur in the event of an unfavorable outcome on any such claim. Therefore, in accordance with SFAS No. 5, no reserve/liability has been recorded as of June 30, 2009 with respect to any such claim, except for the fines actually assessed by MasterCard and Visa and the amount of the settlement offer by the Company. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that we will incur on that claim is reasonably estimable, we will record a reserve for the claim in question. If and when we record such a reserve, it could be material and could adversely impact our results of operations, financial condition and cash flow.

Merchant Deposits and Loss Reserves

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder’s dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At June 30, 2009 and December 31, 2008, we held merchant deposits totaling $32.7 million and $15.8 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent processing volume. At June 30, 2009 and December 31, 2008, our loss reserve totaled $1,157,000 and $1,097,000 respectively. Aggregate bank card merchant losses, including losses charged to operations and the loss reserve, were $3.0 million and $2.6 million for the six months ended June 30, 2009 and 2008, respectively, and were $5.1 million for the year ended December 31, 2008.

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

In the second quarter of 2009, our Board of Directors approved grants of 930,000 stock options subject to multiple vesting conditions. Under these stock options, the employee must provide continuous service over four years and a market price condition must be satisfied within those four years. These stock options have a five-year term and could vest in equal amounts in 2010, 2011, 2012 and 2013 only if during the four-year service period, the price of our common stock as reported by the New York Stock Exchange exceeds two or three times the exercise price for 30 consecutive trading days. The grant date fair values of these multiple vesting condition options are recognized as compensation expense over their four-year service periods.

We estimate the grant date fair value of the stock options we issue using a Black-Scholes valuation model for “plain-vanilla” stock options and performance-based stock options, and we use a lattice valuation model to measure grant date fair value for stock options containing market vesting conditions. Our assumption for expected volatility is based on our historical volatility for those option grants whose expected life fall within a period we have sufficient historical volatility data related to market trading of our own Common Stock. For those option grants whose expected life is longer than we have sufficient historical volatility data related to market trading of our own Common Stock, we determine an expected volatility assumption by referencing the average volatility experienced by a group of our public company peers. For plain-vanilla stock options, we estimate the expected life of a stock option based on the simplified method as provided by the staff of the SEC in Staff Accounting Bulletins 107 and 110. The simplified method is used because, at this point, we do not have sufficient historical information to develop reasonable expectations about future exercise patterns. For the performance-based options, the expected life is estimated based on the average of three possible performance condition outcomes. Our dividend yield assumption is based on dividends expected to be paid over the expected life of the stock option. Our risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option.

The weighted-average fair value of options we granted during 2009, 2008 and 2007 were $2.40, $6.11 and $7.64, respectively. We did not grant any stock options during the three months ended March 31, 2009. The fair value of options granted during 2009, 2008 and 2007 was estimated at the grant date using the following weighted average assumptions:

	2009	2008	2007
Expected volatility	39%	35%	31%
Expected life	3.75 to 4.0 years	2.5 to 4.0 years	2.5 to 3.75 years
Dividends	0.48%	1.36%	0.90%
Risk-free interest rate	1.81%	2.98%	4.29%

Also in the second quarter of 2009, our Board of Directors approved grants of 336,000 Restricted Share Units. These Restricted Share Units are nonvested share awards which will vest over a four-year service period. The closing price of the Company’s common stock on the grant date equals the grant date fair value of these nonvested share awards and will be recognized as compensation expense over their four-year service periods.

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

The FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN No. 48”), in September 2006. FIN No. 48 clarifies the accounting for the recognition and measurement of tax benefits associated with uncertain tax positions and defines criterion that an individual tax position must meet for any part of that position to be recognized or continue to be recognized in the financial statements. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. At June 30, 2009, our reserve for unrecognized tax benefits related to uncertain tax positions was $1.7 million.

We have not recorded any unrecognized tax benefits that would be reasonably possible to significantly increase or decrease within 12 months of the reporting date. As of June 30, 2009, a total of $1.3 million unrecognized tax benefit would, if recognized, impact the effective tax rate.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Three Months Ended June 30, 2009	% of Total Revenue	Three Months Ended June 30, 2008	% of Total Revenue	Change
					Amount	%

Total Revenues	$417,373	100.0%	$394,554	100.0%	$22,819	5.8%
Costs of Services:
Interchange	291,235	69.8%	283,830	71.9%	7,405	2.6%
Dues, assessments and fees	19,586	4.7%	17,340	4.4%	2,246	13.0%
Processing and servicing	49,866	11.9%	42,827	10.9%	7,039	16.4%
Customer acquisition costs	12,757	3.1%	12,274	3.1%	483	3.9%
Depreciation and amortization	3,874	0.9%	2,465	0.6%	1,409	57.2%

Total costs of services	377,318	90.4%	358,736	90.9%	18,582	5.2%
General and administrative	24,430	5.9%	16,747	4.2%	7,683	45.9%

Total expenses	401,748	96.3%	375,483	95.2%	26,265	7.0%

Income from operations	15,625	3.7%	19,071	4.8%	(3,446)	(18.1)%

Other income (expense):
Interest income	28	—	169	—	(141)	(83.4)%
Interest expense	(545)	(0.1)%	(751)	(0.2)%	206	27.4%
Provision for processing system intrusion	(19,380)	(4.6)%	—	—	(19,380)
Other, net	2	—	1	—	1

Total other income (expense)	(19,895)	(4.8)%	(581)	(0.1)	(19,314)

Income (loss) before income taxes	(4,270)	(1.0)%	18,490	4.7%	(22,760)	(123.1)%
Provision for income taxes	(1,669)	(0.4)%	6,994	1.8%	(8,663)	(123.9)%

Net income (loss)	(2,601)	(0.6)%	11,496	2.9%	(14,097)	(122.6)%
Less: Net income (loss) attributable to noncontrolling minority interests	14		27		(13)	(48.1)%

Net income (loss) attributable to Heartland	$(2,615)	(0.6)%	$11,469	2.9%	$(14,084)	(122.8)%

Total Revenues. Total revenues increased by 5.8% from $394.6 million in the three months ended June 30, 2008 to $417.4 million in the three months ended June 30, 2009, primarily as a result of a $22.2 million, or 5.8%, increase in processing revenues. The breakout of our total revenues for the three months ended June 30, 2009 and 2008 was as follows (in thousands of dollars):

	Three Months Ended June 30,		Change from Prior Year
	2009	2008	Amount	%
Processing revenues, gross (a)	$406,861	$384,687	$22,174	5.8%
Payroll processing revenues	3,471	3,015	456	15.1%
Equipment-related income	7,041	6,852	189	2.8%

Total Revenues	$417,373	$394,554	$22,819	5.8%

(a) Includes Visa and MasterCard bankcard processing revenues, AMEX fees, Discover fees, check processing fees, customer service fees, gift card, loyalty and other miscellaneous revenue.

The $22.2 million increase in processing revenues from $384.7 million in the three months ended June 30, 2008 to $406.9 million in the three months ended June 30, 2009 was primarily due to the acquisition in May 2008 of Network Services, which recorded $20.2 million of transaction-based processing revenues in the current year, compared to $7.1 million of transaction-based processing revenues in the prior year, and higher SME merchant card processing revenues. Revenues from our SME bank card processing increased on a higher net revenue margin even though SME bank card processing volume declined. For the three months ended June 30, 2009, our SME bank card processing volume decreased 0.2% to $15.2 billion, compared to $15.3 billion for the three months ended June 30, 2008. This decrease in SME bank card processing volume was primarily attributable to volume attrition and slower new merchant installs as a result of economic conditions. Network Services generated its revenues on the 122 million transactions it settled, representing $2.6 billion in processing volume, and the 606 million transactions it authorized through its front-end card processing systems during the three months ended June 30, 2009, compared to 61 million transactions it settled, representing $1.9 billion in processing volume, and the 195 million transactions it authorized through its front-end card processing systems during the three months ended June 30, 2008. We report Network Services’ settled bank card processing revenues net of interchange and dues and assessments because the daily cash settlement with Network Services’ merchants is on a net basis.

Payroll processing revenues, which include fees earned on payroll processing services and interest income earned on funds held for customers, increased by 15.1%, from $3.0 million in the three months ended June 30, 2008 to $3.5 million in the three months ended June 30, 2009, primarily due to the 22.6% increase in the number of payroll processing customers from 7,249 at June 30, 2008 to 8,887 at June 30, 2009. Payroll processing revenues include processing fees and the interest income we earn on funds held for customers. Payroll processing fees increased by 18.5% from $2.9 million in the three months ended June 30, 2008 to $3.5 million in the three months ended June 30, 2009, while interest income earned on funds held for customers decreased from $101,000 in the three months ended June 30, 2008 to $17,000 in the three months ended June 30, 2009 primarily due to lower interest rates in the current period and the application of available interest earning balances to offset bank fees and payables to sponsor banks.

Equipment-related income decreased by 2.8%, from $6.9 million in the three months ended June 30, 2008 to $7.0 million in the three months ended June 30, 2009, primarily due to declines in revenues from prepaid card and stored-value card systems at our Debitek, Inc. subsidiary and in the number of new bank card merchants installed during the three months ended June 30, 2009. Both of these declines were attributable to the weak economy in the current year. The addition of revenues from our May 2008 acquisition of Network Services partially offset these declines.

Costs of services. Costs of services increased 5.2% from $358.7 million in the three months ended June 30, 2008 to $377.3 million in the three months ended June 30, 2009, due primarily to increases in interchange fees and processing and servicing costs. Costs of services represented 90.4% of total revenues in the three months ended June 30, 2009, down from 90.9% in the three months ended June 30, 2008.

Interchange fees increased 2.6% from $283.8 million in the three months ended June 30, 2008 to $291.2 million in the three months ended June 30, 2009, and represented 69.8% of total revenues in the three months ended June 30, 2009 compared to 71.9% in the three months ended June 30, 2008. The increase in interchange fees was primarily due to the result of including NWS debit interchange for the full 2009 quarter and only one month in the 2008 quarter. Interchange fees as a percentage of total revenues declined due to the nature of Network Services’ bank card processing settlement practices. We report Network Services’ bank card processing revenues net of interchange fees because our daily cash settlement with Network Services’ merchants is on a net basis.

Dues, assessments and fees increased 13.0% from $17.3 million in the three months ended June 30, 2008 to $19.6 million in the three months ended June 30, 2009, as the result of increases in Visa and MasterCard bank card transaction authorization fees. Dues, assessments and fees were 4.7% of total revenues in the three months ended June 30, 2009, compared to 4.4% in the three months ended June 30, 2008. This decline also reflects our reporting of Network Services bank card processing revenues net of dues and assessments because the daily cash settlement with Network Services’ merchants is on a net basis.

Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 14.1% from $93.4 million in the three months ended June 30, 2008 to $106.6 million in the three months ended June 30, 2009. The increase in net revenue was driven by the addition of revenues from Network Services and the year-over-year increase in SME merchant processing revenues. Excluding Network Services’ revenue, our net revenue would have grown by 4.9% in the three months ended June 30, 2009.

Processing and servicing expense for the three months ended June 30, 2009 increased by $7.0 million, or 16.4%, compared with the three months ended June 30, 2008. The increase in processing and servicing expense included $9.3 million for Network Services processing and servicing and costs related to our emphasis on merchant retention after our announcement of the Processing System Intrusion. The increase in processing and servicing expense was also due to costs associated with the increased bank card processing volume, increases in merchant losses due to weak economic conditions and increases in the costs of operating our Jeffersonville, Indiana service center, particularly the costs of support personnel, including account managers, and depreciation and amortization.

Included in processing and servicing expense was $1.0 million of payroll processing costs in the three months ended June 30, 2009, an increase of 10.9% from $0.9 million recorded in the three months ended June 30, 2008. This increase was primarily due to the 22.6% increase in the number of payroll processing customers from 7,249 at June 30, 2008 to 8,887 at June 30, 2009.

As a percentage of total revenue, processing and servicing expense increased to 11.9% for the three months ended June 30, 2009 compared with 10.9% for the three months ended June 30, 2008. The increase in processing and servicing as a percentage of total revenue for the three months ended June 30, 2009 reflects the addition of Network Services’ processing and servicing costs, partially offset by continued leveraging of our lower cost internally developed front-end processing system, HPS Exchange, and cost savings associated with our back-end processing system, Passport. Transactions processed on HPS Exchange represented approximately 87% of our total SME processing transactions during the three months ended June 30, 2009, compared to 82% during the three months ended June 30, 2008. We expect the increasing share of HPS Exchange in our SME merchant base to continue in the future, and over time the Network Services transactions will be converted over to our internally developed platforms.

Customer acquisition costs increased 3.9% from $12.3 million in the three months ended June 30, 2008 to $12.8 million in the three months ended June 30, 2009. An increase in amortization of signing bonuses was primarily responsible for the increase in the customer acquisition costs. The increase in the accrued buyout liability for the three months ended June 30, 2009 was lower than the prior year three-month period due to a contraction in same store sales and higher merchant attrition, including merchants who have gone out of business. Customer acquisition costs for the three months ended June 30, 2009 and 2008 included the following components (in thousands of dollars):

	Three Months Ended June 30,
	2009	2008
Amortization of signing bonuses, net	$10,335	$9,622
Amortization of capitalized customer deferred acquisition costs	3,987	3,729
Increase in accrued buyout liability	2,694	2,835
Capitalized customer deferred acquisition costs	(4,259)	(3,912)

Total Customer Acquisition Costs	$12,757	$12,274

Depreciation and amortization expenses increased $1.4 million, or 57.2%, to $3.9 million in the three months ended June 30, 2009. The increase was primarily due to an increase of $1.2 million in amortization recorded on the intangible assets acquired in the acquisitions of Network Services, CPOS and Chockstone and depreciation expense recorded on information technology equipment to support the network and the continuing development of HPS Exchange and Passport. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized increased from $1.4 million in the three months ended June 30, 2008 to $3.3 million in the three months ended June 30, 2009. The total amount of capitalized costs for projects placed in service in the three months ended June 30, 2009 and 2008 was $2.1 million and $0.9 million, respectively.

General and administrative. General and administrative expenses increased 45.9%, from $16.7 million in the three months ended June 30, 2008 to $24.4 million in the three months ended June 30, 2009. The increase was primarily due to the addition of Network Services’ general and administrative expenses, adding personnel and marketing initiatives to continue building our corporate, information technology and marketing infrastructure, which are necessary to support our growth and our product development initiatives, and legal, consulting and other expenses which are related to the Processing System Intrusion, but that cannot be separated from ongoing expenses. Additionally, the three months ended June 30, 2009 included $0.9 million for costs of our periodic sales and servicing organization summit, which focuses on the training and development of our organization.

General and administrative expenses as a percentage of total revenue for the three months ended June 30, 2009 was 5.9%, an increase from 4.2% for the three months ended June 30, 2008. Our payroll operation’s general and administrative expenses increased by 23.1%, from $1.2 million in the three months ended June 30, 2008 to $1.5 million in the three months ended June 30, 2009.

Income from operations. Primarily due to the unfavorable impact which challenging economic conditions had on our revenues, our income from operations, which we also refer to as operating income, decreased 18.1%, from $19.1 million for the three months ended June 30, 2008 to $15.6 million for the three months ended June 30, 2009. Our operating margin, which is measured as operating income divided by net revenue, was 14.7% for the three months ended June 30, 2009, compared to 20.4% for the three months ended June 30, 2008. In addition to the impact of the economy, the year-over-year decline in our operating margin was also due to the addition of Network Services whose operating margin is significantly lower than that of our historic business.

Interest income. Interest income decreased from $169,000 in the three months ended June 30, 2008 to $28,000 in the three months ended June 30, 2009, primarily due to reduced cash balance available to invest, as well as lower interest rates. (see “—Liquidity and Capital Resources” for more detail).

Interest expense. Interest expense for the three months ended June 30, 2009 of $545,000 decreased from $751,000 for the three months ended June 30, 2008. The decrease in interest expense for the three months ended June 30, 2009 was due to lower interest rates incurred on our borrowings under our Credit Facility and payables to our sponsor banks. Interest expense which we recorded on payables to our sponsor banks resulted from our practice of having our sponsor banks advance interchange fees to most of our merchants. Generally, when we have cash available for investment we fund these advances to our merchants first with our cash, then by incurring a payable to our sponsor banks when that cash has been expended. We pay our sponsor banks the prime rate on these payables. See “—Liquidity and Capital Resources—Credit Facility” for more detail on the borrowings.

Provision for processing system intrusion. During the three months ended June 30, 2009, we recorded a pretax charge of $19.4 million, or about $0.32 per share, for costs we incurred for investigations, remedial actions, legal fees, crisis management services, certain card brand assessments, and a settlement offer we made regarding certain claims against our sponsor banks related to the Processing System Intrusion. See “—Overview—Processing System Intrusion and—Critical Accounting Estimates—Reserve for Processing System Intrusion” for more details on the Processing System Intrusion.

Income taxes. Income taxes for the three months ended June 30, 2009 were a benefit of $1.7 million, reflecting an effective tax rate of 39.1%. This compares to income tax expense of $7.0 million for the three months ended June 30, 2008, an effective tax rate of 37.8%.

Net income (loss) attributable to Heartland. As a result of the above factors, we recorded a net loss of $2.6 million for the three months ended June 30, 2009. This compares to net income of $11.5 million for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Six Months Ended June 30, 2009	% of Total Revenue	Six Months Ended June 30, 2008	% of Total Revenue	Change
					Amount	%

Total Revenues	$789,545	100.0%	$734,173	100.0%	$55,372	7.5%
Costs of Services:
Interchange	548,607	69.5%	529,107	72.1%	19,500	3.7%
Dues, assessments and fees	35,866	4.5%	31,843	4.3%	4,023	12.6%
Processing and servicing	97,922	12.4%	79,283	10.8%	18,639	23.5%
Customer acquisition costs	25,332	3.2%	23,724	3.2%	1,608	6.8%
Depreciation and amortization	7,608	1.0%	4,375	0.6%	3,233	73.9%

Total costs of services	715,335	90.6%	668,332	91.0%	47,003	7.0%
General and administrative	49,463	6.3%	32,228	4.4%	17,235	53.5%

Total expenses	764,798	96.9%	700,560	95.4%	64,238	9.2%

Income from operations	24,747	3.1%	33,613	4.6%	(8,866)	(26.4)%

Other income (expense):
Interest income	57	—	469	0.1%	(412)	(87.8)%
Interest expense	(1,086)	(0.1)%	(1,097)	(0.1)%	11	(1.0)%
Provision for processing system intrusion	(31,970)	(4.0)%	—	—	(31,970)
Other, net	4	—	(79)	—	83

Total other income (expense)	(32,995)	(4.2)%	(707)	—	(32,288)

Income (loss) before income taxes	(8,248)	(1.0)%	32,906	4.5%	(41,154)	(125.1)%
Provision for income taxes	(3,170)	(0.4)%	12,428	1.7%	(15,598)	(125.5)%

Net income (loss)	(5,078)	(0.6)%	20,478	2.8%	(25,556)	(124.8)%
Less: Net income (loss) attributable to noncontrolling minority interests	(8)		32		(40)

Net income (loss) attributable to Heartland	$(5,070)	(0.6)%	$20,446	2.8%	$(25,516)	(124.8)%

Total Revenues. Total revenues increased by 7.5%, from $734.2 million in the six months ended June 30, 2008 to $789.5 million in the six months ended June 30, 2009, primarily as a result of a $54.6 million, or 7.6%, increase in processing revenues. The breakout of our total revenues for the six months ended June 30, 2009 and 2008 was as follows (in thousands of dollars):

	Six Months Ended June 30,		Change from Prior Year
	2009	2008	Amount	%
Processing revenues, gross (a)	$769,113	$714,475	$54,638	7.6%
Payroll processing revenues	7,899	6,846	1,053	15.4%
Equipment-related income	12,533	12,852	(319)	(2.5)%

Total Revenues	$789,545	$734,173	$55,372	7.5%

(b) Includes Visa and MasterCard bankcard processing revenues, AMEX fees, Discover fees, check processing fees, customer service fees, gift card, loyalty and other miscellaneous revenue.

The $54.6 million increase in processing revenues from $714.5 million in the six months ended June 30, 2008 to $769.1 million in the six months ended June 30, 2009 was primarily due to the acquisition in May 2008 of Network Services, which recorded $38.2 million of transaction-based processing revenues in the current year, higher net revenue margin earned on SME bank card processing and higher SME bank card processing volume. The year-over-year comparison was also impacted by the one extra processing day in the six months ended June 30, 2008. Revenues from our SME bank card processing are earned as a percentage of processing volume. For the six months ended June 30, 2009, our SME bank card processing volume increased 0.9% to $28.8 billion, compared to $28.5 billion for the six months ended June 30, 2008. This increase in SME bank card processing volume was attributable to a net increase in bank card merchant accounts primarily as the result of the continued growth in our sales force, combined with improved production from our existing sales force as previous additions to the sales force gain experience and seasoning. Network Services generated its revenues on the 227 million transactions it settled, representing $4.6 billion in processing volume, and the 1,142 million transactions it authorized through its front-end card processing systems during the six months ended June 30, 2009. We report Network Services’ settled bank card processing revenues net of interchange and dues and assessments because the daily cash settlement with Network Services’ merchants is on a net basis.

Payroll processing revenues, which include fees earned on payroll processing services and interest income earned on funds held for customers, increased by 15.4%, from $6.8 million in the six months ended June 30, 2008 to $7.9 million in the six months ended June 30, 2009, primarily due to the 22.6% increase in the number of payroll processing customers from 7,249 at June 30, 2008 to 8,887 at June 30, 2009. Payroll processing revenues include processing fees and the interest income we earn on funds held for customers. Payroll processing fees increased by 19.5% from $6.6 million in the six months ended June 30, 2008 to $7.9 million in the six months ended June 30, 2009, while interest income earned on funds held for customers decreased from $267,000 in the six months ended June 30, 2008 to $34,000 in the six months ended June 30, 2009 primarily due to lower interest rates in the current period and the application of available interest earning balances to offset bank fees and payables to sponsor banks.

Equipment-related income decreased by 2.5%, from $12.9 million in the six months ended June 30, 2008 to $12.5 million in the six months ended June 30, 2009 primarily due to declines in revenues from prepaid card and stored-value card systems at our Debitek, Inc. subsidiary and in the number of new bank card merchants installed during the six months ended June 30, 2009. Both of these declines were attributable to the weak economy in the current year. The addition of revenues from our May 2008 acquisition of Network Services partially offset these declines.

Costs of services. Costs of services increased 7.0% from $668.3 million in the six months ended June 30, 2008 to $715.3 million in the six months ended June 30, 2009, primarily due to increases in interchange fees and processing and servicing costs. Costs of services represented 90.6% of total revenues in the six months ended June 30, 2009, down from 91.0% in the six months ended June 30, 2008.

Interchange fees increased 3.7% from $529.1 million in the six months ended June 30, 2008 to $548.6 million in the six months ended June 30, 2009, and represented 69.5% of total revenues in the six months ended June 30, 2009 compared to 72.1% in the six months ended June 30, 2008. The increase in interchange fees was primarily due to the result of including NWS debit interchange for the full 2009 period and only one month in the 2008 period and higher SME bank card processing volume in the six months ended June 30, 2009. However, interchange fees as a percentage of total revenues declined due to the nature of Network Services’ bank card processing settlement practices. We report Network Services’ bank card processing revenues net of interchange fees because our daily cash settlement with Network Services’ merchants is on a net basis.

Dues, assessments and fees increased 12.6% from $31.8 million in the six months ended June 30, 2008 to $35.9 million in the six months ended June 30, 2009, as the result of increases in Visa and MasterCard bank card transaction authorization fees. Dues, assessments and fees were 4.5% of total revenues in the six months ended June 30, 2009, compared to 4.3% in the six months ended June 30, 2008. This decline also reflects our reporting of Network Services bank card processing revenues net of dues and assessments because the daily cash settlement with Network Services’ merchants is on a net basis.

Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 18.4% from $173.2 million in the six months ended June 30, 2008 to $205.1 million in the six months ended June 30, 2009. The increase in net revenue was driven by the addition of revenues from Network Services and the year-over-year increase in SME processing revenues. Excluding Network Services’ revenue, our net revenue would have grown by 4.7% in the six months ended June 30, 2009.

Processing and servicing expense for the six months ended June 30, 2009 increased by $18.6 million, or 23.5%, compared with the six months ended June 30, 2008. The increase in processing and servicing expense included $18.3 million for Network Services’ processing and servicing and costs related to our emphasis on merchant retention after our announcement of the Processing System Intrusion. The increase in processing and servicing expense was also due to costs associated with the increased bank card processing volume, increases in merchant losses due to weak economic conditions and increases in the costs of operating our Jeffersonville, Indiana service center, particularly the costs of support personnel, including account managers, and depreciation and amortization.

Included in processing and servicing expense was $2.2 million of payroll processing costs in the six months ended June 30, 2009, an increase of 10.8% from $2.0 million recorded in the six months ended June 30, 2008. This increase was primarily due to the 22.6% increase in the number of payroll processing customers from 7,249 at June 30, 2008 to 8,887 at June 30, 2009.

As a percentage of total revenue, processing and servicing expense increased to 12.4% for the six months ended June 30, 2009 compared with 10.8% for the six months ended June 30, 2008. The increase in processing and servicing as a percentage of total revenue for the six months ended June 30, 2009 reflects the addition of Network Services’ processing and servicing costs, partially offset by continued leveraging of our lower cost internally developed front-end processing system, HPS Exchange, and cost savings associated with our back-end processing system, Passport. Transactions processed on HPS Exchange represented approximately 87% of our total SME processing transactions during the six months ended June 30, 2009, compared to 81% during the six months ended June 30, 2008. We expect the increasing share of HPS Exchange in our SME merchant base to continue in the future, and over time the Network Services’ transactions will be converted over to our platforms.

Customer acquisition costs increased 6.8% from $23.7 million in the six months ended June 30, 2008 to $25.3 million in the six months ended June 30, 2009. An increase in amortization of signing bonuses was primarily responsible for the increase in the customer acquisition costs. The increase in the accrued buyout liability for the six months ended June 30, 2009 was lower than the prior year six month period due to a contraction in same store sales and higher merchant attrition, including merchants who have gone out of business. Customer acquisition costs for the six months ended June 30, 2009 and 2008 included the following components (in thousands of dollars):

	Six Months Ended June 30,
	2009	2008
Amortization of signing bonuses, net	$20,614	$18,535
Amortization of capitalized customer deferred acquisition costs	7,837	7,338
Increase in accrued buyout liability	5,076	5,498
Capitalized customer deferred acquisition costs	(8,195)	(7,647)

Total Customer Acquisition Costs	$25,332	$23,724

Depreciation and amortization expenses increased $3.2 million, or 73.9%, to $7.6 million in the six months ended June 30, 2009. The increase was primarily due to recording amortization of $2.3 million on the intangible assets acquired in the acquisitions of Network Services, CPOS and Chockstone and depreciation expense recorded on information technology equipment to support the network and the continuing development of HPS Exchange and Passport. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized increased from $2.8 million in the six months ended June 30, 2008 to $6.2 million in the six months ended June 30, 2009. The total amount of capitalized costs for projects placed in service in the six months ended June 30, 2009 and 2008 was $3.6 million and $0.9 million, respectively.

General and administrative. General and administrative expenses increased 53.5%, from $32.2 million in the six months ended June 30, 2008 to $49.5 million in the six months ended June 30, 2009. The increase was primarily due to the addition of Network Services’ general and administrative expenses, adding personnel and marketing initiatives to continue building our corporate, information technology and marketing infrastructure, which are necessary to support our growth and our product development initiatives, and legal, consulting and other expenses which are related to the Processing System Intrusion, but that cannot be separated from ongoing expenses. Additionally, the six months ended June 30, 2009 included $2.6 million for costs of our periodic sales and servicing organization summit, which focuses on the training and development of our organization.

General and administrative expenses as a percentage of total revenue for the six months ended June 30, 2009 was 6.3%, an increase from 4.4% for the six months ended June 30, 2008. Our payroll operation’s general and administrative expenses increased by 27.8%, from $2.4 million in the six months ended June 30, 2008 to $3.1 million in the six months ended June 30, 2009.

Income from operations. Primarily due to the unfavorable impact which challenging economic conditions had on our revenues, our income from operations, which we also refer to as operating income, decreased 26.4%, from $33.6 million for the six months ended June 30, 2008 to $24.7 million for the six months ended June 30, 2009. Our operating margin, which is measured as operating income divided by net revenue, was 12.1% for the six months ended June 30, 2009, compared to 19.4% for the six months ended June 30, 2008. In addition to the impact of the economy, the year-over-year decline in our operating margin was also due to the addition of Network Services whose operating margin is significantly lower than that of our historic business.

Interest income. Interest income decreased from $469,000 in the six months ended June 30, 2008 to $57,000 in the six months ended June 30, 2009, primarily due to our use of cash to acquire Network Services and CPOS, as well as lower interest rates. (see “—Liquidity and Capital Resources” for more detail).

Interest expense. Interest expense for the six months ended June 30, 2009 of $1,086,000 decreased from $1,097,000 for the six months ended June 30, 2008. The year-to-year comparability of interest expense for the six-month periods was impacted by lower interest rates incurred on our borrowings under our Credit Facility and payables to our sponsor banks during the six months ended June 30, 2009, and the higher average balance of amounts outstanding under our Credit Facility. Interest expense which we recorded on payables to our sponsor banks resulted from our practice of having our sponsor banks advance interchange fees to most of our merchants. Generally, when we have cash available for investment we fund these advances to our merchants first with our cash, then by incurring a payable to our sponsor banks when that cash has been expended. We pay our sponsor banks the prime rate on these payables. See “—Liquidity and Capital Resources—Credit Facility” for more detail on the borrowings.

Provision for processing system intrusion. During the six months ended June 30, 2009, we recorded a pretax charge of $32.0 million, or about $0.52 per share, for costs we incurred for investigations, remedial actions, legal fees, crisis management services, certain card brand assessments, and a settlement offer we made regarding certain claims asserted against our sponsor banks related to the Processing System Intrusion. See “—Overview—Processing System Intrusion and—Critical Accounting Estimates—Reserve for Processing System Intrusion” for more details on the Processing System Intrusion.

Income taxes. Income taxes for the six months ended June 30, 2009 were a benefit of $3.2 million, reflecting an effective tax rate of 38.4%. This compares to income tax expense of $12.4 million for the six months ended June 30, 2008, an effective tax rate of 37.8%.

Net income(loss) attributable to Heartland. As a result of the above factors, we recorded a net loss of $5.1 million for the six months ended June 30, 2009. This compares to net income of $20.4 million for the six months ended June 30, 2008.

Balance Sheet Information

	June 30, 2009	December 31, 2008
	(in thousands)
Selected Balance Sheet Data

Cash	$31,473	$27,589
Funds held for payroll customers	25,164	22,002
Receivables, net	151,536	140,145
Current tax asset	5,046	2,440
Capitalized customer acquisition costs, net	75,246	77,737
Property and equipment, net	92,778	75,443
Goodwill	59,050	58,456
Intangible assets	34,012	36,453
Total assets	501,908	463,619

Due to sponsor banks	84,535	68,212
Accounts payable	29,158	25,864
Deposits held for payroll customers	25,164	22,002
Borrowings:
Current portion	58,540	58,522
Long term portion	12,698	16,984
Accrued buyout liability:
Current portion	9,726	10,547
Long term portion	31,486	30,493
Total liabilities	329,702	284,256
Total stockholders’ equity	172,091	179,244

June 30, 2009 Compared to December 31, 2008

Total assets increased $38.3 million, or 8.3%, to $501.9 million at June 30, 2009 from $463.6 million at December 31, 2008, primarily due to increases in receivables, current and deferred tax assets and property and equipment. Funds held for payroll customers increased $3.2 million to $25.2 million at June 30, 2009, with an equivalent increase in the liability for deposits held for payroll customers. Cash increased by $3.9 million, or 14.1% (see “—Liquidity and Capital Resources” for more detail).

Our receivables primarily are due from our bank card processing merchants and result from our practice of advancing interchange fees to most of our SME merchants during the processing month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge merchants for processing transactions. Generally, these advances to our SME merchants are funded first with our cash available for investment, then by incurring a payable to our sponsor banks when that cash has been expended. At June 30, 2009, we used $10.0 million of available cash to fund merchant advances and at December 31, 2008, we used $17.5 million of cash to fund merchant advances. The amount due to sponsor banks for funding advances was $84.5 million at June 30, 2009 and $68.2 million at December 31, 2008. The payable to sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment and check processing terminals.

Receivables also include amounts resulting from the sale, installation, training and repair of payment system hardware and software for prepaid card and stored-value card payment systems and campus payment solutions.

Total stockholders’ equity decreased $7.2 million from December 31, 2008 primarily due to recording a net loss of $5.1 million for the six months ended June 30, 2009, repurchasing $3.2 million of treasury shares and declaring $1.3 million in dividends on our common stock. Offsetting increases in total stockholders’ equity resulted from proceeds received from the exercise of stock options and tax benefits related to those stock option exercises.

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

Other than borrowings we used to fund our May 2008 acquisition of Network Services, we fund our cash needs primarily with cash flow from our operating activities and through our agreements with our sponsor banks to fund SME merchant advances. We believe that our current cash and investment balances, cash generated from operations and our agreements with our sponsor banks to fund SME merchant advances will provide sufficient liquidity to meet our anticipated needs for operating capital for at least the next twelve months. However, we may face a liquidity challenge, particularly in light of current conditions in the financial markets, if we are unable to meet cash requirements arising from the Processing System Intrusion from our operating cash flow. See “—Overview—Processing System Intrusion” for more detail. As potential sources of liquidity to address this challenge, we have insurance coverage to cover certain claims and expenses, we could seek to raise cash by financing our owned service center in Jeffersonville, Indiana, and we could replace our current Credit facility with a new arrangement.

On June 30, 2009, we were fully borrowed on our credit facilities, which total $70.8 million. However, the revolving credit facility provides for an increase of $25 million upon the prior approval of the administrative agent. See “—Credit Facility” for more details.

Our working capital, defined as current assets less current liabilities, was negative at June 30, 2009 and December 31, 2008 primarily due to financing the Network Services acquisition with cash and predominately current borrowings.

At June 30, 2009, we had cash totaling $31.5 million compared to cash of $27.6 million at December 31, 2008.

2008 Acquisitions. As of May 31, 2008, we acquired the net assets of the Network Services business unit of Alliance Data Network Services LLC, for a cash payment of $77.5 million plus the net working capital of Network Services on the closing date, for a total purchase price of $92.5 million. The acquisition was financed through a combination of cash on hand and our credit facilities. Network Services provides processing of credit and debit cards to large national merchants, primarily in the petroleum industry. On March 3, 2008, we acquired a majority interest in Collective Point of Sale Solutions Ltd. (“CPOS”) for a net cash payment of $10.1 million. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions. On November 14, 2008, we acquired Chockstone, Inc. (“Chockstone”) for a net cash payment of $4.0 million. Chockstone provides loyalty marketing and gift card solutions to restaurant, convenience store, and other retail locations in North America. The acquisitions of CPOS and Chockstone are not expected to have a material impact on earnings in the near term.

Each funding source and use is described in more detail below.

Cash Flow Provided by Operating Activities. We reported net cash provided by operating activities of $37.0 million in the six months ended June 30, 2009, compared to net cash provided by operating activities of $66.8 million in the six months ended June 30, 2008.

The most significant contributor to the decline in the amount of cash provided by operating activities for the six months ended June 30, 2009 was the cash payments we made related to the Processing System Intrusion. For the six months ended June 30, 2009, we paid $16.1 million for costs we incurred for investigations, remedial actions, legal fees, crisis management services and assessments imposed on our sponsor banks (who have asserted rights to indemnification from us pursuant to our agreements with them) by card brands.

Also contributing to the lower amount of cash provided by operating activities for the six months ended June 30, 2009 was a smaller increase in payables due to sponsor banks. Contained within other changes in operating assets and liabilities are the changes in our receivables and due to sponsor banks. Advances of interchange fees, which generate a receivable from our merchants, are funded first from our available cash, then by incurring a payable to our sponsor banks when that cash has been expended. The payable to the sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. At June 30, 2009, we had used $10.0 million of cash to fund merchant advances. At December 31, 2008, we used $17.5 million of available cash to fund merchant advances. The amount due to sponsor banks for funding advances was $84.5 million at June 30, 2009 and $68.2 million at December 31, 2008. During the six months ended June 30, 2009, our receivables from SME merchants increased $6.6 million, while we increased our payable to sponsor banks by $16.3 million. During the six months ended June 30, 2008, our receivables from SME merchants increased $8.3 million, while we increased our payable to sponsor banks by $48.4 million.

Other major determinants of operating cash flow are net signing bonus payments, which consume operating cash as we install new merchants, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “—Critical Accounting Estimates—Capitalized Customer Acquisition Costs” and “—Critical Accounting Estimates—Accrued Buyout liability” for more information. Net signing bonuses of $17.8 million and $24.1 million, respectively, were paid in the six months ended June 30, 2009 and 2008. The reduction in net signing bonuses paid during the six months ended June 30, 2009 reflects a year-over-year decline in newly installed margin. In the six months ended June 30, 2009 and 2008, we reduced the accrued buyout liability by making buyout payments of $4.9 million and $3.3 million, respectively.

Cash Flow Used in Investing Activities. Net cash used in investing activities was $25.2 million for the six months ended June 30, 2009, compared to $115.0 million for the six months ended June 30, 2008. The amount of cash used in financing activities was substantially higher in the prior year six-month period due to acquisitions. During the year ended December 31, 2008, we invested in the following acquisitions: March 2008, we acquired CPOS for a net cash payment of $10.1 million; May 2008, we acquired Network Services for a cash payment of $92.5 million; and November 2008, we acquired Chockstone, Inc. for a net cash payment of $4.0 million.

During each six-month period, we used cash to fund capital expenditures. Total capital expenditures for the six months ended June 30, 2009 were $25.2 million, compared to $12.4 million invested in the six months ended June 30, 2008. Capital expenditures include costs of $11.6 million and $4.2 million in the six months ended June 30, 2009 and 2008, respectively, related to construction of our new Service Center facility. Construction commenced in 2006 and we completed 96,000 square feet of office space for Phase 1 of the new service center and opened it for operation in December 2007. In December 2008 our processing equipment deployment group moved into a portion of an additional 125,000 square feet of multi-use space constructed on the site. See “—Contractual Obligations” for more detail regarding cumulative cash outlays and expected future funding requirements related to our new service center. We also continued building our technology infrastructure, primarily for hardware and software needed for the security and expansion of HPS Exchange and Passport. To further develop our technology, we anticipate that these expenditures will continue near current levels. Additionally, our technology expenditures could be increased by measures we implement after the Processing System Intrusion to further enhance the security of our computer system.

Cash Flow Used In Financing Activities. Net cash used in financing activities was $7.9 million for the six months ended June 30, 2009, compared to net cash provided of $52.9 million for the six months ended June 30, 2008. Cash flow from financing activities in the six months ended June 30, 2008 was positive due to proceeds from borrowing under our Credit Facility to fund an acquisition. See “—Credit Facility” for more details on these borrowings and the application of funds borrowed.

Cash used in financing activities in each six-month period included cash for common stock repurchases. See “—Common Stock Repurchases” for more information on our common stock repurchases authorization. We used $3.2 million of cash to repurchase 350,400 shares of our common stock during the six months ended June 30, 2009, compared to $18.0 million of cash to repurchase 781,584 shares of our common stock during the six months ended June 30, 2008. During the six months ended June 30, 2009 and 2008, employees exercised stock options generating cash proceeds in the aggregate of $0.5 million and $1.8 million, respectively.

During the six months ended June 30, 2009, we made term loan amortization payments of $4.2 million due under our Term Credit facility. See “—Credit Facility” for more details.

Cash dividends paid in the six months ended June 30, 2009 were $1.3 million, compared to dividends paid of $6.7 million in the six months ended June 30, 2008. See “—Dividends on Common Stock” for more information on our common stock dividends.

Credit Facility. On May 30, 2008, we entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders who may become a party to the Credit Agreement from time to time. The May 30, 2008 Amended and Restated Credit Agreement amended and restated in its entirety the previous credit agreement entered into on September 5, 2007 between the same parties that are parties to the Amended and Restated Credit Agreement. On August 3, 2009, we amended the Amended and Restated Credit Agreement to exclude a certain amount of charges related to the Processing System Intrusion that may be incurred or accrued by us in determining our compliance with the financial covenants of the Amended and Restated Credit Agreement, provide the lenders with a security interest in the assets of the Company, and increase the interest margin charged on borrowings.

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

The Amended and Restated Credit Agreement contains covenants, which include our maintenance of certain leverage and fixed charge coverage ratios, limitations on our indebtedness, liens on our properties and assets, our investments in, and loans to, other business units, our ability to enter into business combinations and asset sales, and certain other financial and non-financial covenants. These covenants also apply to our subsidiaries. In accordance with the August 3, 2009 amendment to the Amended and Restated Credit Agreement, we were in compliance with these covenants as of June 30, 2009.

Under the terms of the Amended and Restated Credit Agreement, we may borrow, at our option, at interest rates equal to one, two, three or nine month adjusted LIBOR rates or equal to the greater of prime and the federal funds rate plus 0.50%, in each case plus a margin determined by our current leverage ratio.

The Revolving Credit Facility may be used to finance future construction projects and acquisitions in accordance with the terms of the Credit Agreement and for our other working capital needs and general corporate purposes. On May 30, 2008, the Company borrowed $50 million under the Revolving Credit Facility and $25 million under the Term Credit Facility. All of the proceeds of both such borrowings were applied to finance and pay expenses related to the acquisition of Network Services. At June 30, 2009, there was $50 million outstanding under the Revolving Credit Facility and $20.8 million outstanding under the Term Credit Facility.

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

Under these authorizations, we repurchased an aggregate of 2,924,684 shares of our common stock during the years ended December 31, 2007 and 2008 and the six months ended June 30, 2009 at a cost of $65.1 million, or average cost of $22.25 per share.

During the six months ended June 30, 2009 and 2008, we repurchased 350,400 shares and 781,584 shares, respectively, of our common stock at average per share costs of $9.14 and $23.02. At June 30, 2009, we have remaining authorization to repurchase up to 175,316 additional shares of our common stock.

Dividends on Common Stock. The following table summarizes quarterly cash dividends declared and paid on our common stock during 2009 and 2008:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share

Six Months Ended June 30, 2009:
February 24, 2009	March 9, 2009	March 16, 2009	$0.025
May 7, 2009	May 25, 2009	June 15, 2009	$0.01

Twelve Months Ended December 31, 2008:
February 13, 2008	February 28, 2008	March 15, 2008	$0.09
April 30, 2008	May 23, 2008	June 15, 2008	$0.09
August 5, 2008	August 22, 2008	September 15, 2008	$0.09
November 4, 2008	November 24, 2008	December 15, 2008	$0.09

On August 3, 2009, our Board of Directors declared a quarterly cash dividend of $0.01 per share of common stock, payable on September 15, 2009 to stockholders of record as of August 25, 2009. During 2009, after considering economic conditions and our financial obligations related to the Processing System Intrusion, our Board of Directors reduced our quarterly dividend rate. The payment of dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend on, among other factors, our earnings, stockholders’ equity, cash position and financial condition.

Contractual Obligations. The Visa and MasterCard networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of our SME transactions involve the delivery of the product or service at the time of the transaction, a good estimate of our exposure to chargebacks is the last four months’ processing volume on SME portfolio, which was $19.8 billion for the four months ended June 30, 2009 and $18.7 billion for the four months ended December 31, 2008. However, for the four months ended June 30, 2009 and December 31, 2008, we were presented with $11.2 million and $10.2 million, respectively, of chargebacks by issuing banks. In the six months ended June 30, 2009 and the 2008 full year, we incurred bankcard merchant credit losses of $3.0 million and $5.1 million, respectively, on total SME dollar volume processed of $28.5 billion and $57.9 billion, respectively. These credit losses are included in processing and servicing expense in our consolidated statements of income.

Chargebacks originating from large national merchant bank card processing are processed and carried by Fifth Third Bank, which is our third-party outsourced processor for settling large national merchant accounts.

The following table reflects our significant contractual obligations as of June 30, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Processing providers (a)	$18,977	$11,642	$7,335	$—	$—
Telecommunications providers	6,666	4,704	1,962	—	—
Office and equipment leases	15,740	4,515	5,565	3,076	2,584
Term Credit Facility (b)	20,833	8,333	12,500	—	—
Construction and equipment (c)	6,771	6,771	—	—	—
Capital Lease Obligations	446	243	203	—	—

	$69,433	$36,208	$27,565	$3,076	$2,584

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

(b)    In addition, we have $50 million outstanding under our Revolving Credit Facility at June 30, 2009. The Revolving Credit Facility is available to us on a revolving basis commencing on May 30, 2008 and ending on September 4, 2012.

(c)    These amounts relate to contractual commitments we have for developing land and constructing our new Service Center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with the development of this site. Through June 30, 2009, we have spent approximately $59.8 million of our cash on our new Service Center, including $1.7 million to acquire land.

In addition, we record a payable to sponsor banks each month in conjunction with our monthly processing activities. This amount was $84.5 million as of June 30, 2009. This amount is repaid on the first business day of the following month out of the fees collected from our merchants.

Unrecognized Tax Benefits. At June 30, 2009, we had gross tax effected unrecognized tax benefits of approximately $1.7 million. See “—Critical Accounting Estimates—Income Taxes.” As of June 30, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

Legal and Regulatory Considerations

Processing System Intrusion Legal Proceedings

        To date, we have had several lawsuits filed against us and we expect additional lawsuits may be filed. These include lawsuits which assert claims against us by cardholders (including various putative class actions seeking in the aggregate to represent all cardholders in the United States whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion), and banks that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion (including various putative class actions seeking to represent all financial institutions that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion), seeking damages allegedly arising out of the Processing System Intrusion and other related relief. The actions generally assert various common-law claims such as claims for negligence and breach of contract, as well as, in some cases, statutory claims such as violation of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The putative cardholder class actions seek various forms of relief including damages, injunctive relief, multiple or punitive damages, attorney’s fees and costs. The putative financial institution class actions seek compensatory damages, including recovery of the cost of issuance of replacement cards and losses by reason of unauthorized transactions, as well as injunctive relief, attorney’s fees and costs. On June 10, 2009, the Judicial Panel on Multidistrict Litigation (the “JPML”) entered an order centralizing these cases for pre-trial proceedings before the United States District Court for the Southern District of Texas, under the caption In re Heartland Payment Systems, Inc. Customer Data Security Breach Litigation, MDL No. 2046, 4:09-md-2046. The putative consumer class actions and putative financial institution class actions filed against us and pending through August 6, 2009 are described in “Legal Proceedings - Processing System Intrusion Legal Proceedings.”

Four securities class action complaints have been filed in the United States District Court for the District of New Jersey: Davis v. Heartland Payment Systems, Inc., Robert O. Carr and Robert H. B. Baldwin, Jr., 3:09-cv-01043-AET-TJB (March 6, 2009); Ivy v. Heartland Payment Systems, Inc., Robert O. Carr and Robert H. B. Baldwin, Jr., 3:09-cv-01264-AET-JJH (March 19, 2009); Ladensack v. Heartland Payment Systems, Inc., Robert O. Carr and Robert H. B. Baldwin, Jr., 3:09-cv-01632-FLW-TJB (April 3, 2009); and Morr v. Heartland Payment Systems, Inc., Robert O. Carr and Robert H. B. Baldwin, Jr., 3:09-cv-01818-JAP-LHG (April 16, 2009). All four complaints contain similar allegations. In Ladensack, the plaintiff purports to represent all individuals who bought our securities between February 13, 2008, and February 23, 2009. In Davis, Ivy and Morr, the plaintiffs initially purported to represent all individuals who bought our securities between August 5, 2008, and February 23, 2009 (the “Class Period”). However, on April 7, 2009, counsel for the Davis and Ivy plaintiffs issued a press release announcing the purported expansion of the alleged Class Period to February 13, 2008 to February 23, 2009. On April 16, 2009, counsel for the Morr plaintiff issued a similar press release. In each case, the plaintiff alleges that Heartland and two of our officers made material misrepresentations and/or omissions to security holders concerning the Processing System Intrusion in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and that four Heartland insiders engaged in insider trading in our securities. The plaintiffs seek various forms of relief, including damages, attorneys’ fees, and costs and expenses. On May 6, 2009, plaintiff J.P. Ladensack filed a Notice of Voluntary Dismissal to dismiss the Ladensack action, which was granted by the Court on May 7, 2009. On May 27, 2009, the three remaining securities class actions were consolidated into In re Heartland Payment Systems, Inc. Securities Litigation, 3:09-cv-01043-AET-TJB (the “Consolidated Securities Class Action”). The Teamsters Local Union No. 727 Pension Fund and Genesee County Employees’ Retirement System were appointed Co-Lead Plaintiffs for the purported class pursuant to 15 U.S.C. § 78u-4(a)(3)(B). It is anticipated that Lead Plaintiffs will file an amended consolidated complaint in August 2009.

The original four securities class actions were identified as potential “tag-along actions” to In re: Heartland Payment Systems, Inc. Computer System Intrusion Litigation, MDL No. 2046, discussed above. On June 12, 2009, the Clerk of the JPML issued a Conditional Transfer Order for “tag-along actions” to be similarly transferred to the Southern District of Texas. The Conditional Transfer Order did not include the Consolidated Securities Class Action. On June 19, 2009, we filed a Motion for Transfer of Tag-Along Action Pursuant to 28 U.S.C. § 1407 seeking to have the Consolidated Securities Class Action transferred as a “tag-along action” to In re: Heartland Payment Systems, Inc. Computer System Intrusion Litigation, MDL No. 2046. The JPML is expected to hear that motion in its next hearing session in September 2009.

On May 20, 2009, we received a letter from counsel purporting to represent Heartland shareholders Charles Lee and Paul Miele demanding that we initiate suit against certain members of the Board of Directors and executive officers to recover damages for alleged breaches of fiduciary duty and to correct supposed deficiencies in our internal controls. The Board has formed an independent Special Committee, represented by independent counsel (Ballard Spahr Andrews & Ingersoll, LLP), that is investigating the allegations in the demand letter in order to recommend to the Board whether suit should be filed or what other action, if any, should be taken in response to the demand.

On July 14, 2009, Eric Kirkham filed a Verified Shareholder Derivative Complaint in the United States District Court, District of New Jersey, Erik Kirkham , derivatively on behalf of Heartland Payment Systems, Inc. v. Robert O. Carr, Mitchell L. Hollin, Robert H. Niehaus, Marc J. Ostro, Jonathan J. Palmer, George F. Raymond, Richard W. Vague and Robert H.B. Baldwin, Jr. (Defendants) and Heartland Payment Systems, Inc. (Nominal Defendant), (“Derivative Complaint”) purportedly for the benefit of nominal defendant Heartland Payment Systems, Inc., which names current and former members of our Board of Directors and certain executive officers (the “Derivative Action”). The Derivative Complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, alleging that the Board members and certain executive officers caused Heartland to disseminate to our shareholders materially misleading and inaccurate information, ignored supposed inadequacies within our internal controls practices and procedures, and failed to make a good faith effort to correct the problems or prevent their recurrence from February 13, 2008 to July 14, 2009. The plaintiff seeks various forms of relief, including damages, injunctive relief, restitution, and attorneys’ fees and costs. An independent Special Committee of the Board of Directors, represented by independent counsel (Ballard Spahr Andrews & Ingersoll, LLP), is investigating the allegations in the Complaint in order to recommend to the Board what actions should be taken.

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

We have been advised by the SEC that it has commenced an informal inquiry and we have been advised by the United States Attorney for the District of New Jersey that it has commenced an investigation, in each case to determine whether there have been any violations of the federal securities laws in connection with our disclosure of the Processing Systems Intrusion and the alleged trading in our securities by certain of our employees, including certain executive officers. We are cooperating with these inquiries.

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

Although we intend to defend the lawsuits, investigations and inquiries described above vigorously, we cannot predict the outcome of such lawsuits, investigations and inquiries. Apart from damages claimed in such lawsuits and in other lawsuits relating to the Processing System Intrusion that may be filed, we may be subject to fines or other obligations as a result of the government inquiries and investigations described above and additional governmental inquiries or investigations relating to the Processing System Intrusion that may be commenced. The card brands also have asserted and may assert claims seeking to impose fines, penalties, and/or other assessments against us or our sponsor banks (who would seek indemnification from us pursuant to our agreements with them) based upon the Processing System Intrusion. By these claims, we expect the card brands to seek to recover from us, or from our sponsor banks (who would in turn seek to recover from us), assessments in respect of fraud losses and operating expenses (including card reissuance costs and non-ordinary-course account monitoring expenses) that the card brands believe either themselves or their issuers to have incurred by reason of the Processing System Intrusion, as well as fines and/or penalties by reason of our alleged failure to comply with the card brands’ operating regulations. The amounts of the card brand claims described above are expected to be material, and the amounts we are required to pay to defend against and/or resolve those claims could have a material adverse effect on our results of operations and financial condition.

Costs we expect to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion will be recognized as incurred. Such costs are expected to be material and could adversely impact our results of operations, financial condition and cash flow.

For the three and six months ended June 30, 2009, we expensed a total of $19.4 million and $32.0 million, respectively, or about $0.32 and $0.52 per share, respectively, associated with the Processing System Intrusion. Over the six months ended June 30, 2009, the majority of these charges, or $22.1 million, related to fines imposed by certain card brands in April 2009 against us and our sponsor banks and a settlement offer we made in an attempt to resolve certain of the claims asserted against our sponsor banks (who have asserted rights to indemnification from us pursuant to our agreements with them) relating to the Processing System Intrusion. Notwithstanding our belief that we and our sponsor banks have strong defenses against the claims that are the subject of the settlement offer, we decided to make the settlement offer in an attempt to avoid the costs and uncertainty of litigation. We are prepared to vigorously defend ourselves against all the claims relating to the Processing System Intrusion that have been asserted against us and our sponsor banks to date. In particular, we are prepared to vigorously contest (and we have recommended to our sponsor banks that they vigorously contest) through all available means, including litigation if necessary, any liability that may be asserted or assessments that may be imposed against us or our sponsor banks by certain card brands.

The accrual of these fines and the settlement offer resulted in a $14.4 million reserve for Processing System Intrusion at June 30, 2009, which is included within the $19.4 million expensed for the three months ended June 30, 2009. To date, we have not received any response to our settlement offer and it should not be assumed that we will resolve the claims that are the subject of the settlement offer for the amount of the settlement offer. We understand that the portion of this reserve related to the settlement offer is required by SFAS No. 5 based solely on the fact we tendered an offer of settlement in the amount we have accrued. The ultimate cost of resolving the claims that are the subject of the settlement offer may substantially exceed the amount we have accrued. Moreover, even if the claims that are the subject of the settlement offer were resolved for the amount we have accrued, that would still leave unresolved most of the claims that have been asserted against us or our sponsor banks relating to the Processing System Intrusion. We feel we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion, including those claims that are not the subject of the settlement offer. However, it is possible we will end up resolving the claims that are not the subject of the settlement offer, either through settlements or pursuant to litigation, for amounts that are significantly greater than the amount we have reserved to date in respect of those claims. We may also be required to reserve significant additional amounts in the future, either in respect of the claims that are the subject of the settlement offer or in respect of the other claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion (or in respect of both categories of claims).

The remainder of the expenses and accruals related to the Processing System Intrusion recorded in the three and six months ended June 30, 2009 were primarily for legal fees and costs we incurred for investigations, remedial actions and crisis management services.

While we have determined that the Processing System Intrusion has triggered other loss contingencies, to date an unfavorable outcome is not believed to be probable on those claims that are pending or have been threatened against us, or that we consider to be probable of assertion against us, and we do not have sufficient information to reasonably estimate the loss we would incur in the event of an unfavorable outcome on any such claim. Therefore, in accordance with SFAS No. 5, no reserve/liability has been recorded as of June 30, 2009 with respect to any such claim, except for the fines actually assessed by MasterCard and Visa and the amount of the settlement offer by the Company. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that we will incur on that claim is reasonably estimable, we will record a reserve for the claim in question. If and when we record such a reserve, it could be material and could adversely impact our results of operations, financial condition and cash flow.

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

We have interest rate risk related to our payable to our sponsor banks. During each month, KeyBank and Heartland Bank advance interchange fees to most of our merchants. We fund these advances first by applying a portion of our available cash and then by incurring a significant payable to our sponsor banks, bearing interest at the prime rate. At June 30, 2009, our payable to our sponsor banks was $84.5 million. This payable is repaid on the first business day of the following month out of fees collected from our merchants. During the quarter ended June 30, 2009, the average daily interest-bearing balance of that payable to sponsor banks was approximately $32 million. The outstanding balance of our payable to our sponsor banks is directly related to our bank card processing volume and also will fluctuate depending on the amount of our available cash. A hypothetical 100 basis point change in short-term interest rates applied to our average payable to sponsor banks would result in a change of approximately $320,000 in annual pre-tax income.

We also incur interest rate risk on borrowings under our Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides for a Revolving Credit Facility in an aggregate amount of up to $50 million and a Term Credit Facility with an outstanding balance of $20.8 million at June 30, 2009. The Term Credit Facility requires amortizing payments in the amount of $2,083,333 on the last business day of each fiscal quarter commencing March 31, 2009. Under the terms of the Amended and Restated Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or nine month adjusted LIBOR rates or equal to the greatest of prime, the secondary market rate for three month certificates of deposits plus 1% and the federal funds rate plus 0.50%, in each case plus a margin determined by the Company’s current leverage ratio. During the quarter ended June 30, 2009, the average daily interest-bearing balance outstanding under the Amended and Restated Credit Agreement was $72.9 million. A hypothetical 100 basis point increase in short-term interest rates applied to our average outstanding balance under the Amended and Restated Credit Agreement would result in a decline of approximately $729,000 in annual pre-tax income.

While the bulk of our cash is held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities of up to three years. At June 30, 2009, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $48,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $35,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $48,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $35,000.

Foreign Currency Risk. While substantially all of our business is conducted in U.S. dollars, our Canadian processing subsidiary, CPOS, conducts its operations in Canadian dollars. Consequently, a portion of CPOS’ revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our CPOS subsidiary. We have not hedged our translation risk on foreign currency exposure. For the six months ended June 30, 2009, foreign currency exposures had an immaterial impact on our revenues and our net income. At June 30, 2009, cumulative fluctuations in exchange rates on CPOS’ assets and liabilities reduced our Other Comprehensive Income by $0.5 million.

We do not hold or engage in the trading of derivative financial, commodity or foreign exchange instruments.

Office Facilities

At June 30, 2009, we owned one facility and leased eleven facilities, which we use for operational, sales and administrative purposes.

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

We also lease the following facilities as of June 30, 2009:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Based upon that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective and provided reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

During the quarter ended June 30, 2009, there was no change in the Company’s internal controls over financial reporting (as defined in Rules 13 a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Processing System Intrusion Legal Proceedings

To date, we have had several lawsuits filed against us and we expect additional lawsuits may be filed. These include lawsuits which assert claims against us by cardholders (including various putative class actions seeking in the aggregate to represent all cardholders in the United States whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion) and banks that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion (including various putative class actions seeking to represent all financial institutions that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion), seeking damages allegedly arising out of the Processing System Intrusion and other related relief. The actions generally assert various common-law claims such as claims for negligence and breach of contract, as well as, in some cases, statutory claims such as violation of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The putative cardholder class actions seek various forms of relief including damages, injunctive relief, multiple or punitive damages, attorney’s fees and costs. The putative financial institution class actions seek compensatory damages, including recovery of the cost of issuance of replacement cards and losses by reason of unauthorized transactions, as well as injunctive relief, attorney’s fees and costs. On June 10, 2009, the Judicial Panel on Multidistrict Litigation (the “JPML”) entered an order centralizing these cases for pre-trial proceedings before the United States District Court for the Southern District of Texas, under the caption In re Heartland Payment Systems, Inc. Customer Data Security Breach Litigation, MDL No. 2046, 4:09-md-2046. The putative consumer class actions and putative financial institution class actions filed against us and pending through August 6, 2009 are described below.

Putative Consumer Class Actions

Name of the Court	Date Filed	Principal Parties
United States District Court for the District of New Jersey	January 23, 2009	Sansom and Engel v. Heartland Payment Systems, Inc. et al., 3:09-cv-00335

United States District Court for the Northern District of Florida	January 26, 2009	Read v. Heartland Payment Systems, Inc. et al., 3:09-cv-00035

United States District Court for the District of Arizona	January 29, 2009	Swenka v. Heartland Payment Systems, Inc. et al., 2:09-cv-00179

United States District Court for the District of Kansas	January 29, 2009	Barrett v. Heartland Payment Systems, Inc. et al., 09-cv-2053

United States District Court for the District of New Jersey	January 29, 2009	Merino v. Heartland Payment Systems, Inc. et al., 3:09-cv-00439

United States District Court for the Middle District of Alabama	February 2, 2009	Brown, Latham and Spencer v. Heartland Payment Systems, Inc. et al., 2:09-cv-00086

United States District Court for the Eastern District of California	February 2, 2009	Hilliard v. Heartland Payment Systems, Inc. et al., 1:09-cv-00179

Name of the Court	Date Filed	Principal Parties
United States District Court for the District of New Jersey	February 2, 2009	Kaissi v. Heartland Payment Systems, Inc. et al., 3:09-cv-00540

United States District Court for the Northern District of Ohio	February 3, 2009	McGinty and Carr v. Heartland Payment Systems, Inc. et al., 1:09-cv-00244

United States District Court for the Southern District of Texas	February 4, 2009	Watson v. Heartland Payment Systems, Inc. et al., 4:09-cv-00325

United States District Court for the Eastern District of Wisconsin	February 4, 2009	Anderson and Hoven v. Heartland Payment Systems, Inc. et al., 2:09-cv-00113

United States District Court for the Southern District of Florida	February 6, 2009	Balloveras v. Heartland Payment Systems, Inc. et al., 1:09-cv-20326

United States District Court for the Southern District of California	February 25, 2009	Mata v. Heartland Payment Systems, Inc. et al., 3:09-cv-00376

United States District Court for the Western District of Missouri	February 26, 2009	McLaughlin v. Heartland Payment Systems, Inc. et al., 6:09-cv-3069

United States District Court for the District of New Jersey	February 27, 2009	Rose v. Heartland Payment Systems, Inc. et al., 3:09-cv-00917

United States District Court for the Southern District of Illinois	April 21, 2009	Leavell v. Heartland Payment Systems, Inc. et al., 3:09-cv-00270

United States District Court for the Eastern District of Arkansas	April 30, 2009	Brown v. Heartland Payment Systems, Inc. et al., 4:09-cv-00384

Putative Financial Institution Class Actions

Name of the Court	Date Filed	Principal Parties
United States District Court for the District of New Jersey	February 6, 2009	Lone Summit Bank v. Heartland Payment Systems, Inc. et al., 3:09-cv-00581

United States District Court for the District of New Jersey	February 13, 2009	TriCentury Bank et al. v. Heartland Payment Systems, Inc. et al., 3:09-cv-00697

United States District Court for the Southern District of Texas	February 16, 2009	Lone Star National Bank v. Heartland Payment Systems, Inc. et al., 7:09-cv-00064

United States District Court for the District of New Jersey	February 20, 2009	Amalgamated Bank et al. v. Heartland Payment Systems, Inc. et al., 3:09-cv-00776

United States District Court for the Southern District of Florida	March 19, 2009	First Bankers Trust Co., N.A. v. Heartland Payment Systems, Inc. et al., 4:09-cv-00825

United States District Court for the Southern District of Florida	March 31, 2009	PBC Credit Union et al. v. Heartland Payment Systems, Inc. et al., 9:09-cv-80481

United States District Court for the Southern District of Texas	April 22, 2009	Community West Credit Union, et al. v. Heartland Payment Systems, Inc. et al., 4:09-cv-01201

Name of the Court	Date Filed	Principal Parties
United States District Court for the Southern District of Texas	April 22, 2009	Eden Financial Corp. v. Heartland Payment Systems, Inc. et al., 4:09-cv-01203

United States District Court for the Southern District of Texas	April 28, 2009	Heritage Trust Federal Credit Union v. Heartland Payment Systems, Inc. et al., 4:09-cv-01284

United States District Court for the Southern District of Texas	May 1, 2009	Pennsylvania State Employees Credit Union v. Heartland Payment Systems, Inc. et al., 4:09-cv-01330

Four securities class action complaints have been filed in the United States District Court for the District of New Jersey: Davis v. Heartland Payment Systems, Inc., Robert O. Carr and Robert H. B. Baldwin, Jr., 3:09-cv-01043-AET-TJB (March 6, 2009); Ivy v. Heartland Payment Systems, Inc., Robert O. Carr and Robert H. B. Baldwin, Jr., 3:09-cv-01264-AET-JJH (March 19, 2009); Ladensack v. Heartland Payment Systems, Inc., Robert O. Carr and Robert H. B. Baldwin, Jr., 3:09-cv-01632-FLW-TJB (April 3, 2009); and Morr v. Heartland Payment Systems, Inc., Robert O. Carr and Robert H. B. Baldwin, Jr., 3:09-cv-01818-JAP-LHG (April 16, 2009). All four complaints contain similar allegations. In Ladensack, the plaintiff purports to represent all individuals who bought our securities between February 13, 2008, and February 23, 2009. In Davis, Ivy and Morr, the plaintiffs initially purported to represent all individuals who bought our securities between August 5, 2008, and February 23, 2009 (the “Class Period”). However, on April 7, 2009, counsel for the Davis and Ivy plaintiffs issued a press release announcing the purported expansion of the alleged Class Period to February 13, 2008 to February 23, 2009. On April 16, 2009, counsel for the Morr plaintiff issued a similar press release. In each case, the plaintiff alleges that Heartland and two of our officers made material misrepresentations and/or omissions to security holders concerning the Processing System Intrusion in violation of Sections 10(b) and 20(a) of the Exchange Act and that four Heartland insiders engaged in insider trading in our securities. The plaintiffs seek various forms of relief, including damages, attorneys’ fees, and costs and expenses. On May 7, 2009, Ladensack was voluntarily dismissed without prejudice. On May 27, 2009, the three remaining securities class actions were consolidated into In re Heartland Payment Systems, Inc. Securities Litigation, 3:09-cv-01043-AET-TJB (the “Consolidated Securities Class Action”). The Teamsters Local Union No. 727 Pension Fund and Genesee County Employees’ Retirement System were appointed Co-Lead Plaintiffs for the purported class pursuant to 15 U.S.C. § 78u-4(a)(3)(B). It is anticipated that Lead Plaintiffs will file an amended consolidated complaint in August 2009.

The original four securities class actions were identified as potential “tag-along actions” to In re: Heartland Payment Systems, Inc. Computer System Intrusion Litigation, MDL No. 2046, discussed above. On June 12, 2009, the Clerk of the JPML issued a Conditional Transfer Order for “tag-along actions” to be similarly transferred to the Southern District of Texas. The Conditional Transfer Order did not include the Consolidated Securities Class Action. On June 19, 2009, we filed a Motion for Transfer of Tag-Along Action Pursuant to 28 U.S.C. § 1407 seeking to have the Consolidated Securities Class Action transferred as a “tag-along action” to In re: Heartland Payment Systems, Inc. Computer System Intrusion Litigation, MDL No. 2046. The JPML is expected to hear that motion in its next hearing session in September 2009.

On May 20, 2009, we received a letter from counsel purporting to represent Heartland shareholders Charles Lee and Paul Miele demanding that we initiate suit against certain members of the Board of Directors and executive officers to recover damages for alleged breaches of fiduciary duty and to correct supposed deficiencies in our internal controls. The Board has formed an independent Special Committee, represented by independent counsel (Ballard Spahr Andrews & Ingersoll, LLP), that is investigating the allegations in the demand letter in order to recommend to the Board whether suit should be filed or what other action, if any, should be taken in response to the demand.

On July 14, 2009, Eric Kirkham filed a Verified Shareholder Derivative Complaint in the United States District Court, District of New Jersey, Erik Kirkham , derivatively on behalf of Heartland Payment Systems, Inc. v. Robert O. Carr, Mitchell L. Hollin, Robert H. Niehaus, Marc J. Ostro, Jonathan J. Palmer, George F. Raymond, Richard W. Vague and Robert H.B. Baldwin, Jr. (Defendants) and Heartland Payment Systems, Inc. (Nominal Defendant), (“Derivative Complaint”) purportedly for the benefit of nominal defendant Heartland Payment Systems, Inc., which names current and former members of our Board of Directors and certain executive officers (the “Derivative Action”). The Derivative Complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, alleging that the Board members and certain executive officers caused Heartland to disseminate to our shareholders materially misleading and inaccurate information, ignored supposed inadequacies within our internal controls practices and procedures, and failed to make a good faith effort to correct the problems or prevent their recurrence from February 13, 2008 to July 14, 2009. The plaintiff seeks various forms of relief, including damages, injunctive relief, restitution, and attorneys’ fees and costs. An independent Special Committee of the Board of Directors, represented by independent counsel (Ballard Spahr Andrews & Ingersoll, LLP), is investigating the allegations in the Complaint in order to recommend to the Board what actions should be taken.

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

We have been advised by the SEC that it has commenced an informal inquiry and we have been advised by the United States Attorney for the District of New Jersey that it has commenced an investigation, in each case to determine whether there have been any violations of the federal securities laws in connection with our disclosure of the Processing Systems Intrusion and the alleged trading in our securities by certain of our employees, including certain executive officers. We are cooperating with these inquiries.

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

For the three and six months ended June 30, 2009, we expensed a total of $19.4 million and $32.0 million, respectively, or about $0.32 and $0.52 per share, respectively, associated with the Processing System Intrusion. Over the six months ended June 30, 2009, the majority of these charges, or $22.1 million, related to fines imposed by certain card brands in April 2009 against us and our sponsor banks and a settlement offer we made in an attempt to resolve certain of the claims asserted against our sponsor banks (who have asserted rights to indemnification from us pursuant to our agreements with them) relating to the Processing System Intrusion. Notwithstanding our belief that we have strong defenses against the claims that are the subject of the settlement offer, we decided to make the settlement offer in an attempt to avoid the costs and uncertainty of litigation. We are prepared to vigorously defend ourselves against all the claims relating to the Processing System Intrusion that have been asserted against us and our sponsor banks to date. In particular, we are prepared to vigorously contest (and we have recommended to our sponsor banks that they vigorously contest) through all available means, including litigation if necessary, any liability that may be asserted or assessments that may be imposed against us or our sponsor banks by certain card brands.

The accrual of these fines and the settlement offer resulted in a $14.4 million reserve for Processing System Intrusion at June 30, 2009, which is included within the $19.4 million expensed for the three months ended June 30, 2009. To date, we have not received a response to our settlement offer and it should not be assumed that we will resolve the claims that are the subject of the settlement offer for the amount of the settlement offer. We understand that the portion of this reserve related to the settlement offer is required by SFAS No. 5 based solely on the fact we tendered an offer of settlement in the amount we have accrued. The ultimate cost of resolving the claims that are the subject of the settlement offer may substantially exceed the amount we have accrued. Moreover, even if the claims that are the subject of the settlement offer were resolved for the amount we have accrued, that would still leave unresolved most of the claims that have been asserted against us or our sponsor banks relating to the Processing System Intrusion. We feel we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion, including those claims that are not the subject of the settlement offer. However, it is possible we will end up resolving the claims that are not the subject of the settlement offer, either through settlements or pursuant to litigation, for amounts that are significantly greater than the amount we have reserved to date in respect of those claims. We may also be required to reserve significant additional amounts in the future, either in respect of the claims that are the subject of the settlement offer or in respect of the other claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion (or in respect of both categories of claims).

The remainder of the expenses and accruals related to the Processing System Intrusion recorded in the three and six months ended June 30, 2009 were primarily for legal fees and costs we incurred for investigations, remedial actions and crisis management services.

While we have determined that the Processing System Intrusion has triggered other loss contingencies, to date an unfavorable outcome is not believed to be probable on those claims that are pending or have been threatened against us, or that we consider to be probable of assertion against us, and we do not have sufficient information to reasonably estimate the loss we would incur in the event of an unfavorable outcome on any such claim. Therefore, in accordance with SFAS No. 5, no reserve/liability has been recorded as of June 30, 2009 with respect to any such claim, except for the fines actually assessed by MasterCard and Visa and the amount of the settlement offer by the Company. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that we will incur on that claim is reasonably estimable, we will record a reserve for the claim in question. If and when we record such a reserve, it could be material and could adversely impact our results of operations, financial condition and cash flow.

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

At June 30, 2009, we have remaining authorization to repurchase up to 175,316 additional shares of our common stock.

We did not make any purchases of our common stock during the three months ended June 30, 2009. The cumulative number of shares purchased as part of publicly announced plans was 2,924,684 shares at an average price of $22.25 per share.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On August 3, 2009, we entered into an amendment (the “Amendment”) to our amended and restated credit agreement dated May 30, 2008 (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party to the Credit Agreement. The lenders are currently JPMorgan Chase Bank, N.A., KeyBank National Association and SunTrust Bank. Credit extended under the Credit Agreement is guaranteed by our subsidiaries, Heartland Acquisition, LLC, a Delaware limited liability company, Heartland Payroll Company, L.L.C., an Ohio limited liability company, and Debitek, Inc., a Delaware corporation. In connection with the Amendment, on August 3, 2009, we also entered into a Pledge and Security Agreement with JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the lenders, and our subsidiaries, Heartland Acquisition, LLC, The Heartland Payroll Company, L.L.C. and Debitek, Inc., and (the “Security Agreement”). The Security Agreement provides the lenders with a security interest in all of our and our subsidiaries’ assets.

The Amendment excludes a certain amount of charges related to the Processing System Intrusion that may be incurred or accrued by us in determining our compliance with certain of the financial covenants in the Credit Agreement and increases the interest margin charged on borrowings.

The description of the Amendment and the Security Agreement set forth above does not purport to be complete and is qualified in its entirety by reference to the Amendment and the Security Agreement, which are filed hereto as Exhibits 10.50 and 10.51, respectively, and are incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description

*10.46**	Form of Employee Restricted Stock Unit Agreement Under 2008 Equity Incentive Plan.

*10.47**	Amendment No. 1 to Amended and Restated Employee Confidential Information and Noncompetition Agreement effective May 11, 2009 entered into by Robert O. Carr with Heartland Payment Systems, Inc.

*10.48**	Performance-Based Stock Option Agreement dated May 11, 2009 entered into by Robert O. Carr with Heartland Payment Systems, Inc. ($17.76 vesting requirement).

*10.49**	Performance-Based Stock Option Agreement dated May 11, 2009 entered into by Robert O. Carr with Heartland Payment Systems, Inc. ($26.64 vesting requirement).

*10.50	Amendment No. 1 and Limited Waiver dated as of August 3, 2009 to the Amended and Restated Credit Agreement dated as of May 30, 2008 among Heartland Payment Systems, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank.

*10.51	Pledge and Security Agreement dated as of August 3, 2009 by and among Heartland Payment Systems, Inc., The Heartland Payroll Company, L.L.C., Debitek, Inc., Heartland Acquisition, LLC, and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the lenders.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2009

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

By:	/s/ Robert O. Carr
Robert O. Carr
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert H.B. Baldwin, Jr.
Robert H.B. Baldwin, Jr.
President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

*10.46**	Form of Employee Restricted Stock Unit Agreement Under 2008 Equity Incentive Plan.

*10.47**	Amendment No. 1 to Amended and Restated Employee Confidential Information and Noncompetition Agreement effective May 11, 2009 entered into by Robert O. Carr with Heartland Payment Systems, Inc.

*10.48**	Performance-Based Stock Option Agreement dated May 11, 2009 entered into by Robert O. Carr with Heartland Payment Systems, Inc. ($17.76 vesting requirement).

*10.49**	Performance-Based Stock Option Agreement dated May 11, 2009 entered into by Robert O. Carr with Heartland Payment Systems, Inc. ($26.64 vesting requirement).

*10.50	Amendment No. 1 and Limited Waiver dated as of August 3, 2009 to the Amended and Restated Credit Agreement dated as of May 30, 2008 among Heartland Payment Systems, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank.

*10.51	Pledge and Security Agreement dated as of August 3, 2009 by and among Heartland Payment Systems, Inc., The Heartland Payroll Company, L.L.C., Debitek, Inc., Heartland Acquisition, LLC, and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the lenders.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.