Form 10-Q
period 2009-09-30
HEARTLAND PAYMENT SYSTEMS INC
filed 2009-11-09
CIK 1144354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

As of November 2, 2009, there were 37,471,228 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. CONDENSED FINANCIAL INFORMATION

Item 1.	Financial Statements

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash	$39,028	$27,589
Funds held for payroll customers	16,836	22,002
Receivables, net	149,085	140,145
Investments held to maturity	1,304	1,410
Inventory	8,500	8,381
Prepaid expenses	5,608	6,662
Current tax asset	14,706	2,440
Current deferred tax assets, net	22,755	6,723

Total current assets	257,822	215,352
Capitalized customer acquisition costs, net	73,147	77,737
Property and equipment, net	96,832	75,443
Goodwill	59,373	58,456
Intangible assets, net	35,971	36,453
Deposits and other assets, net	1,642	178

Total assets	$524,787	$463,619

Liabilities and stockholders’ equity
Current liabilities:
Due to sponsor banks	$82,156	$68,212
Accounts payable	27,273	25,864
Deposits held for payroll customers	16,836	22,002
Current portion of borrowings	58,544	58,522
Current portion of accrued buyout liability	9,699	10,547
Merchant deposits and loss reserves	35,222	16,872
Accrued expenses and other liabilities	24,724	26,196
Reserve for processing system intrusion	82,911	—

Total current liabilities	337,365	228,215
Deferred tax liabilities, net	4,846	6,832
Reserve for unrecognized tax benefits	1,280	1,732
Long-term portion of borrowings	10,559	16,984
Long-term portion of accrued buyout liability	33,407	30,493

Total liabilities	387,457	284,256

Commitments and contingencies (Note 12)	—	—
Equity
Common Stock, $0.001 par value, 100,000,000 shares authorized, 37,463,142 and 37,675,543 shares issued and outstanding at September 30, 2009 and December 31, 2008	38	38
Additional paid-in capital	169,465	167,337
Accumulated other comprehensive loss	(854)	(2,145)
(Accumulated deficit) Retained earnings	31,483	14,014

Total stockholders’ equity	137,166	179,244
Noncontrolling minority interests	164	119

Total equity	137,330	179,363

Total liabilities and equity	$524,787	$463,619

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Total Revenues	$442,568	$424,800	$1,232,113	$1,158,973

Costs of Services:
Interchange	305,059	295,452	853,666	824,559
Dues, assessments and fees	27,527	18,972	63,393	50,815
Processing and servicing	50,356	50,724	148,278	130,007
Customer acquisition costs	13,147	12,758	38,479	36,482
Depreciation and amortization	4,006	3,101	11,614	7,476

Total costs of services	400,095	381,007	1,115,430	1,049,339
General and administrative	27,784	20,689	77,247	52,917

Total expenses	427,879	401,696	1,192,677	1,102,256

Income from operations	14,689	23,104	39,436	56,717

Other income (expense):
Interest income	29	185	86	654
Interest expense	(782)	(1,199)	(1,868)	(2,296)
Provision for processing system intrusion	(73,322)	—	(105,292)	—
Other, net	—	(136)	4	(215)

Total other income (expense)	(74,075)	(1,150)	(107,070)	(1,857)

Income (loss) before income taxes	(59,386)	21,954	(67,634)	54,860
Provision for (benefit from) income taxes	(22,314)	8,539	(25,484)	20,967

Net income (loss)	(37,072)	13,415	(42,150)	33,893
Less: Net income attributable to noncontrolling minority interests	24	2	16	34

Net income (loss) attributable to Heartland	$(37,096)	$13,413	$(42,166)	$33,859

Net income (loss)	$(37,072)	$13,415	$(42,150)	$33,893
Other comprehensive income:
Unrealized gains (losses) on investments, net of income tax of $16, $(19), $24 and $(10)	27	(31)	40	(16)
Foreign currency translation adjustment, net of income tax of $(157) and $(281) in 2008	782	(260)	1,251	(465)

Comprehensive income (loss)	(36,263)	13,124	(40,859)	33,412
Less: Net income attributable to noncontrolling minority interests	24	2	16	34

Comprehensive income (loss) attributable to Heartland	$(36,287)	$13,122	$(40,875)	$33,378

Earnings (loss) per common share:
Basic	$(0.99)	$0.36	$(1.12)	$0.90
Diluted	$(0.99)	$0.35	$(1.12)	$0.87

Weighted average number of common shares outstanding:
Basic	37,461	37,522	37,484	37,484
Diluted	38,129	38,700	37,896	38,746

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Heartland Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Treasury Stock	Noncontrolling Minority Interests	Total Equity
	Shares	Amount
Nine Months Ended September 30, 2008:
Balance, January 1, 2008	37,990	$40	$173,346	$(62)	$36,729	$(44,384)	$—	$165,669
Issuance of Common Stock – options exercised	387	—	2,692	—	—	—	—	2,692
Excess tax benefit on stock options exercised	—	—	1,249	—	—	—	—	1,249
Repurchase of Common Stock	(782)	—	—	—	—	(17,995)	—	(17,995)
Retirement of Treasury Stock	—	(2)	(11,311)	—	(51,066)	62,379	—	—
Stock-based compensation	—	—	1,067	—	—	—	—	1,067
Accumulated other comprehensive income:
Unrealized losses on available for sale investments	—	—	—	(16)	—	—	—	(16)
Foreign currency translation adjustment	—	—	—	(465)	—	—	(9)	(474)
Dividends on Common Stock	—	—	—	—	(10,101)	—	—	(10,101)
Noncontrolling minority interests in subsidiary acquired	—	—	—	—	—	—	117	117
Net income for the period	—	—	—	—	33,859	—	34	33,893

Balance September 30, 2008	37,595	$38	$167,043	$(543)	$9,421	$—	$142	$176,101

Nine Months Ended September 30, 2009:
Balance, January 1, 2009	37,676	$38	$167,337	$(2,145)	$14,014	$—	$119	$179,363
Issuance of Common Stock – options exercised	137	—	548	—	—	—	—	548
Excess tax benefit on stock options exercised	—	—	325	—	—	—	—	325
Repurchase of Common Stock	(350)	—	—	—	—	(3,202)	—	(3,202)
Retirement of Treasury Stock	—	—	(1,556)	—	(1,646)	3,202	—	—
Stock-based compensation	—	—	2,811	—	—	—	—	2,811
Accumulated other comprehensive income:
Unrealized gain on available for sale investments	—	—	—	40	—	—	—	40
Foreign currency translation adjustment	—	—	—	1,251	—	—	29	1,280
Dividends on Common Stock	—	—	—	—	(1,685)	—	—	(1,685)
Net (loss) for the period	—	—	—	—	(42,166)	—	16	(42,150)

Balance September 30, 2009	37,463	$38	$169,465	$(854)	$(31,483)	$—	$164	$137,330

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income (loss) attributable to Heartland	$(42,166)	$33,859
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	42,663	39,722
Other depreciation and amortization	15,823	9,753
Provision for processing system intrusion	105,292	—
Addition to loss reserves	4,375	4,529
Provision for doubtful receivables	624	1,645
Stock-based compensation	2,811	1,067
Deferred taxes	(18,095)	4,177
Net income attributable to noncontrolling minority interests	16	34
Loss on investments	—	240
Other	6	159
Changes in operating assets and liabilities:
Increase in receivables	(9,513)	(15,130)
(Increase) decrease in inventory	(105)	1,539
Payment of signing bonuses, net	(25,504)	(35,677)
Increase in capitalized customer acquisition costs	(12,569)	(11,689)
Decrease (increase) in prepaid expenses	1,070	(798)
Decrease (increase) in current tax asset	(11,951)	1,627
Increase in deposits and other assets	(1,142)	(95)
Excess tax benefits on options exercised	(325)	(1,498)
(Decrease) increase in reserve for unrecognized tax benefits	(452)	911
Increase in due to sponsor bank	13,944	29,613
Increase in accounts payable	1,375	4,770
(Decrease) increase in accrued expenses and other liabilities	(15,990)	7,870
Increase in merchant deposits and loss reserves	13,974	6,230
Reserve for processing system intrusion	(7,881)	—
Payouts of accrued buyout liability	(6,319)	(5,288)
Increase in accrued buyout liability	8,385	8,449

Net cash provided by operating activities	58,346	86,019

Cash flows from investing activities
Purchase of investments held to maturity	(1,076)	(65)
Maturities of investments held to maturity	1,208	284
Decrease in funds held for payroll customers	5,232	3,663
Decrease in deposits held for payroll customers	(5,166)	(4,177)
Acquisition of business, net of cash acquired	(3,193)	(102,849)
Proceeds from disposal of property and equipment	33	—
Purchases of property and equipment	(33,585)	(22,383)

Net cash used in investing activities	(36,547)	(125,527)

Cash flows from financing activities
Proceeds from borrowings	—	95,000
Principal payments on borrowings	(6,403)	(20,000)
Proceeds from exercise of stock options	548	2,692
Excess tax benefits on options exercised	325	1,498
Repurchase of common stock	(3,202)	(17,995)
Dividends paid on common stock	(1,685)	(10,101)

Net cash (used in) provided by financing activities	(10,417)	51,094

Net increase in cash	11,382	11,586
Effect of exchange rates on cash	57	(20)
Cash at beginning of year	27,589	35,508

Cash at end of period	$39,028	$47,074

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,844	$2,352
Income taxes	5,131	14,342

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

The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2009, its results of operations, changes in stockholders’ equity and cash flows for the nine months ended September 30, 2009 and 2008. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008, as amended. The December 31, 2008 condensed consolidated balance sheet was derived from the audited 2008 consolidated financial statements.

In 2008, certain amounts for prior periods have been reclassified to conform with current presentation. Prior period amounts presented on the consolidated income statements reflect a change in classification of certain charges from VISA and MasterCard from Processing and Servicing expenses, to Dues, Assessments and Fees. This classification reflects the nature of these additional VISA and MasterCard bank card transaction authorization fees, which the Company passes through to its merchants. The Company believes that this change in presentation provides a more meaningful measure of its net revenue, which is a useful measure of profitability and operating performance. The Company defines net revenue as total revenues less interchange fees and dues, assessments and fees. These reclassifications had no effect on reported consolidated income before income taxes, net income or per share amounts. The amounts of Processing and Servicing expenses, which have been reclassified to Dues, Assessments and Fees for the three and nine months ended September 30, 2008 were $8.9 million and $15.7 million, respectively.

Additionally, prior period amounts presented on the consolidated income statements reflect a change in classification of payroll tax expense incurred on up-front signing bonuses, residual commissions and buyouts of Accrued Buyout Liabilities from General and Administrative expenses, to Processing and Servicing expenses. This classification reflects these payments of payroll taxes as additional costs of services, rather than overhead. The Company believes that this presentation provides a more meaningful measure of the costs of providing services to its merchants. These reclassifications had no effect on reported consolidated income before income taxes, net income or per share amounts. The amounts of General and Administrative expenses, which have been reclassified to Processing and Servicing expenses for the three and nine months ended September 30, 2008 were $1.2 million and $4.4 million, respectively.

Business Description— The Company’s principal business is to provide payment processing services related to bank card transactions for merchants throughout the United States and some parts of Canada. In addition, the Company provides certain other merchant services, including check processing, the sale and rental of terminal equipment, gift and loyalty card processing, and the sale of terminal supplies. HPC provides payroll and related tax filing services throughout the United States. Debitek provides prepaid cards and stored-value card solutions throughout the United States. The Company and Debitek also provide campus payment solutions throughout the United States. CPOS is a Canadian provider of payment processing services and point-of-sale solutions.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Over 95% of the Company’s revenue is derived from processing and settling Visa and MasterCard bank card transactions for its merchant customers. Because the Company is not a “member bank” as defined by Visa and MasterCard, in order to process and settle these bank card transactions for its merchants the Company has entered into sponsorship agreements with member banks. Visa and MasterCard rules restrict the Company from performing funds settlement or accessing merchant settlement funds and require that these funds be in the possession of the member bank until the merchant is funded. A sponsorship agreement permits the Company to route Visa and MasterCard bank card transactions under the member bank’s control and identification numbers to clear credit bank card transactions through Visa and MasterCard. A sponsorship agreement also enables the Company to settle funds between cardholders and merchants by delivering funding files to the member bank, which in turn transfers settlement funds to the merchants’ bank accounts. These restrictions place the settlement assets and obligations under the control of the member bank.

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

The Company entered into a sponsorship agreement with KeyBank, National Association on April 1, 1999 and the agreement expires in March 2012. The acquisition of Network Services in May 2008 resulted in the addition of World Financial Network National Bank as the sponsor bank for Network Services’ large national merchant processing until February 2009. In August 2008, the Company entered into a sponsorship agreement with SunTrust Banks to replace World Financial Network National Bank as its sponsor bank for Network Services’ large national merchant processing. In February 2009, the sponsorship of the large national merchants processing was transferred from World Financial Network National Bank to SunTrust Banks. In August 2009, SunTrust Banks provided twelve months notice to the Company of its intent to withdraw its sponsorship of the Company’s large national merchants processing portfolio. The Company is currently conducting negotiations with a replacement sponsor bank.

In 2007, the Company entered into a sponsor bank agreement with Heartland Bank (an unrelated third party), which is based in Saint Louis, Missouri. Our agreement with Heartland Bank involves substantially the same terms as apply with KeyBank and it expires in September 2010.

Following is a breakout of the Company’s total Visa and MasterCard bank card processing volume for the month of September 2009 by percentage processed under its individual sponsorship agreements:

Sponsor Bank	% of September 2009 Bank Card Processing Volume
KeyBank, National Association	68.4%
Heartland Bank	16.2%
SunTrust Banks	15.4%

Processing System Intrusion— On January 20, 2009, the Company publicly announced the discovery of a criminal breach of its payment systems environment (the “Processing System Intrusion”). The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by the Company during the transaction authorization process. Such data is not required to be encrypted while in transit under current payment card industry guidelines. The Company had received confirmation of its compliance with the Payment Card Initiative Data Security Standard (“PCI-DSS”) from a third-party assessor each year since the standard was announced, including in April 2008, before the discovery of the Processing System Intrusion. Subsequent to the discovery of the Processing System Intrusion, the Company was advised by Visa that based on Visa’s investigation of the Processing System Intrusion, Visa had removed it from

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Visa’s published list of PCI-DSS compliant service providers. In April 2009, the Company was re-certified as PCI-DSS compliant and the assessor’s report attesting to such re-certification was reviewed and approved by Visa. As such, the Company was returned to Visa’s Global List of PCI-DSS Validated Service Providers. Card data that could have been exposed by the Processing System Intrusion included card numbers, expiration dates, and certain other information from the magnetic stripe on the back of the payment card (including, for a small percentage of cards, the cardholder’s name). However, the cardholder information that the Company processes does not include addresses or Social Security numbers. Also, the Company believes that no unencrypted PIN data was captured. The Company believes the breach has been contained and did not extend beyond 2008.

For the three and nine months ended September 30, 2009, the Company recorded pre-tax expenses of $73.3 million and $105.3 million, respectively, or about $1.22 and $1.74 per share, respectively, associated with the Processing System Intrusion. The majority of these charges, or approximately $90.8 million, related to: (i) assessments imposed in April 2009 by MasterCard and VISA against the Company and its sponsor banks, (ii) settlement offers made by the Company to certain card brands in an attempt to resolve certain of the claims asserted against its sponsor banks (who have asserted rights to indemnification from the Company pursuant to the Company’s agreements with them), and (iii) expected costs of settling with certain claimants with whom settlement discussions are underway. Notwithstanding its belief that it has strong defenses against the claims that are the subject of the settlement offers and the settlement discussions described in (ii) and (iii) above, the Company decided to make such settlement offers and engage in such settlement discussions in attempts to avoid the costs and uncertainty of litigation. The Company is prepared to vigorously defend itself against all the claims relating to the Processing System Intrusion that have been asserted against it and its sponsor banks to date.

The accrual relating to the settlement offers and the settlement discussions during the nine months ended September 30, 2009 resulted in the Company carrying a $82.9 million Reserve for Processing System Intrusion at September 30, 2009. To date, the Company has not received acceptance of any of the settlement offers noted in (ii) above and no definitive agreements have been reached with respect to the settlements negotiations noted in (iii) above. Therefore it should not be assumed that the Company will resolve the claims that are the subject of the settlement offers or the subject of settlement discussions for the amounts of the settlement offers or the expected costs of settling with certain claimants as discussed above. The Company understands that the reserve related to the settlement offers is required by SFAS No. 5, “Accounting for Contingencies” (ASC 450-20), based solely on the fact the Company tendered offers of settlement in the amounts it has accrued. It is possible the Company will end up resolving the claims that are the subject of the settlement offers and the settlement discussions, either through settlements or pursuant to litigation, for amounts that are significantly greater than the amount it has reserved to date. Moreover, even if the claims that are the subject of the settlement offers and the settlement discussions were resolved for the amount the Company has reserved, that would still leave unresolved a significant portion of the claims that have been asserted against the Company or its sponsor banks relating to the Processing System Intrusion. The Company feels it has strong defenses to all the claims that have been asserted against it and its sponsor banks relating to the Processing System Intrusion, including those claims that are not the subject of the settlement offers.

While the Company has determined that the Processing System Intrusion has triggered other loss contingencies, to date an unfavorable outcome is not believed by it to be probable on those claims that are pending or have been threatened against it, or that the Company considers to be probable of assertion against it, and the Company does not have sufficient information to reasonably estimate the loss it would incur in the event of an unfavorable outcome on any such claim. Therefore, in accordance with SFAS No. 5 (ASC 450-20) no reserve/liability has been recorded as of September 30, 2009 with respect to any such claim, except for the assessments actually imposed by MasterCard and Visa, the amounts of the settlement offers made by the Company and the expected costs of settling with certain claimants as discussed above. As more information becomes available, if the Company should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that it will incur on that claim is reasonably estimable, it will record a reserve for the claim in question. If and when the Company records such a reserve, it could be material and could adversely impact its results of operations, financial condition and cash flow.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The remainder of the expenses and accruals related to the Processing System Intrusion recorded in the three and nine months ended September 30, 2009 were primarily for legal fees and costs the Company incurred for investigations, remedial actions and crisis management services. Additional costs the Company expects to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion will be recognized as incurred. Such costs are expected to be material and could adversely impact the Company’s results of operations, financial condition and cash flow.

The Company’s current liabilities exceeded current assets by $79.5 million at September 30, 2009 primarily due to the following: (i) $82.9 million in Reserves for Processing System Intrusion, which remain unpaid at September 30, 2009, and (ii) the Company has a Revolving Credit Facility, which expires on September 4, 2012, with $50 million in borrowings classified as a current liability. Management believes that this working capital deficiency will not cause illiquidity and that the Company will be able to satisfy its obligations in the normal course because: (i) while the Company expects the $50 million Revolving Credit Facility may be refinanced, the Company has the flexibility to defer repayment until 2012, and (ii) the terms related to the ultimate payment of the $82.9 million Reserve for Processing System Intrusion have not been established, but the Company’s willingness to agree to any settlement and payment thereof is contingent upon its ability to obtain appropriate financing.

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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents— At September 30, 2009, cash included approximately $27.4 million of processing-related cash in transit and collateral, compared to approximately $17.6 million of processing cash in transit and collateral at December 31, 2008.

Receivables— Receivables are stated net of allowance for doubtful accounts. The Company estimates its allowance based on experience with its merchants, customers, and sales force, and its judgment as to the likelihood of their ultimate payment. The Company also considers collection experience and makes estimates regarding collectability based on trends in aging. Historically, the Company has not experienced significant charge-offs for its merchant receivables.

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

Generally, the Company uses cash available for investment to fund these advances to SME merchants; when available cash has been expended, the Company directs its sponsor banks to make these advances, thus generating a payable to the sponsor banks. The Company pays its sponsor banks the prime rate on these payables. At September 30, 2009, the Company used $7.0 million of its available cash to fund merchant advances and at December 31, 2008, the Company used $17.5 million of its cash to fund merchant advances. The amount due to sponsor banks for funding advances was $82.2 million at September 30, 2009 and $68.2 million at December 31, 2008. The payable to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment and check processing terminals.

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Investments and Funds Held for Payroll Customers— Investments, including those carried on the consolidated balance sheet as Funds Held for Payroll Customers, consist primarily of fixed income bond funds, corporate and U.S. Government debt securities, certificates of deposit and cost basis equity securities. Funds Held for Payroll Customers also include overnight bank deposits. The majority of investments carried in Funds Held for Payroll Customers are available-for-sale and recorded at the fair value based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. Cost basis equity securities are recorded at cost and periodically evaluated for impairment. In the event of a sale, cost is determined on a specific identification basis. At September 30, 2009, Funds Held for Payroll Customers included cash and cash equivalents of $15.5 million and investments available for sale of $1.3 million.

Capitalized Customer Acquisition Costs, net— Capitalized customer acquisition costs consist of (1) up-front signing bonus payments made to Relationship Managers and sales managers (the Company’s sales force) for the establishment of new merchant relationships, and (2) a deferred acquisition cost representing the estimated cost of buying out the commissions of vested sales employees. Pursuant to Staff Accounting Bulletin Topic 13 (ASC 605-10-S99), Revenue Recognition, and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1 (ASC 605-20-25), Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins associated with merchant contracts. The capitalized customer acquisition costs are amortized using a method which approximates a proportional revenue approach over the initial three-year term of the merchant contract.

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

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying SME merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of September 30, 2009 and December 31, 2008.

Merchant Deposits and Loss Reserves— The Company maintains merchant deposits to offset potential liabilities from merchant chargeback processing, which is discussed below, as well as deposits representing debit processing and check processing funds in transit. Previously, the debit processing funds in transit were netted against receivables. Disputes between a cardholder and a merchant periodically arise due to the cardholder’s dissatisfaction with merchandise quality or the merchant’s service, and the disputes may not always be resolved in the merchant’s favor. In some of these cases, the transaction is “charged back” to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, the Company is liable for the full amount of the transaction. Under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other (“FIN 45”) (ASC 460-10-25-2), the Company’s obligation to stand ready to perform is minimal. The Company maintains a deposit or the pledge of a letter of credit from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. The Company evaluates its ultimate risk and records an estimate of potential loss for chargebacks related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to recent bank card processing volume levels. The Company believes that the liability recorded as loss reserves approximates fair value.

Accrued Buyout Liability— The Company’s historic focus has been on SME merchants, and it has a sales compensation arrangement in this market that has been essentially unchanged since its inception. Under this approach, Relationship Managers and

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

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

Loss Contingencies and Legal Expenses— In accordance with SFAS No. 5 (ASC 450-20), “Accounting for Contingencies,” the Company records a liability for loss contingencies when the liability is probable and reasonably estimable. Legal fees associated with loss contingencies are recorded when the legal fees are incurred.

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The provision for/(benefit from) income taxes for the three and nine months ended September 30, 2009 and 2008 and the resulting effective tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Provision for/(benefit from) income taxes	$(22,314)	$8,539	$(25,484)	$20,967
Effective tax rate	37.6%	38.9%	37.7%	38.2%

Current Deferred Tax Assets, Net, increased from $6.7 million at December 31, 2008 to $22.8 million at September 30, 2009 and Current Tax Assets increased from $2.4 million at December 31, 2008 to $14.7 million at September 30, 2009. The increases in deferred tax assets and current tax assets resulted from establishing a $82.9 million Reserve for Processing System Intrusion (see
“— Note 1 —Processing System Intrusion” for more detail). The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including; interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions, which have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results could be materially impacted. The Company does not expect any material changes to unrecognized tax benefits in the next 12 months. At September 30, 2009, the reserve for unrecognized tax benefits related to uncertain tax positions was $1.3 million, of which $1.0 million would, if recognized, impact the effective tax rate.

Stock Options— The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) (ASC 718-10) on January 1, 2006.

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

As of December 31, 2008, management believed that achieving these performance conditions was not “more likely than not” to occur; therefore, no share-based compensation expense was recorded for these stock options in 2008. As of September 30, 2009, management continues to believe that achieving these performance conditions is not “more likely than not” to occur; therefore, no share based compensation expense has been recorded for these stock options in 2009. The evaluation of the likelihood of achieving these performance conditions will be repeated quarterly, and at such point that vesting of some or all of the options becomes more likely than not, share-based compensation expense will be recorded.

In the second quarter of 2009, the Company’s Board of Directors approved grants of 930,000 stock options subject to multiple vesting conditions. Under these stock options, the employee must provide continuous service over four years and a market price

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

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

Diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 were computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options, where dilutive.

Foreign Currency— The Canadian dollar is the functional currency of CPOS, which operates in Canada. CPOS’ revenues and expenses are translated at the average exchange rates prevailing during the period. The foreign currency assets and liabilities of CPOS are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of other comprehensive income and is included in stockholders’ equity. At September 30, 2009, the cumulative foreign currency translation loss was $0.9 million. The Company intends to indefinitely reinvest undistributed earnings of CPOS and has not tax affected the cumulative foreign currency translation loss. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not material.

Noncontrolling Minority Interests— Noncontrolling minority interests represent noncontrolling minority stockholders’ share of the equity and after-tax net income or loss of consolidated subsidiaries. Noncontrolling minority stockholders’ share of after-tax net income or loss of consolidated subsidiaries is included in “Net income (loss) attributable to noncontrolling minority interests” in the Consolidated Income Statement. The minority stockholders’ interests included in “Noncontrolling minority interests” in the September 30, 2009 Consolidated Balance Sheet were $164,000 and reflect the investments by these minority shareholders in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries.

Subsequent Events— The Company evaluated subsequent events with respect to the Consolidated Financial Statements as of and for the nine months ended September 30, 2009 through November 9, 2009, the date of issuance. See Note 16, “Subsequent Events,” for references to reportable items evaluated during this period.

New Accounting Pronouncements— In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”) (ASC 805-10), which replaces SFAS No. 141. SFAS No. 141(R) (ASC 805-10) applies the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses and establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired and liabilities assumed, including assets and liabilities arising from contingencies, any noncontrolling interest in the acquiree and goodwill acquired or gain realized from a bargain purchase. SFAS No. 141(R) (ASC 805-10) is effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning after December 15, 2008. The adoption of SFAS No. 141 (R) (ASC 805-10) will impact the Company’s Consolidated Financial Statements prospectively in the event of any business combinations entered into after the effective date in which the Company is the acquirer and retroactively for any business combinations entered into before the effective date in regards to deferred income and contingency adjustments.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

In December 2007, the FASB issued SFAS No. 160 (ASC 810-10-65), Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 160 (ASC 810-10-65) establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 (ASC 810-10-65) requires a noncontrolling interest in a subsidiary to be reported as equity, separate from the parent’s equity, in the consolidated statement of financial position and the amount of net income or loss and comprehensive income or loss attributable to the parent and noncontrolling interest to be presented separately on the face of the consolidated financial statements. Changes in a parent’s ownership interest in its subsidiary in which a controlling financial interest is retained are accounted for as equity transactions. If a controlling financial interest in the subsidiary is not retained, the subsidiary is deconsolidated and any retained noncontrolling equity interest is initially measured at fair value. SFAS No. 160 (ASC 810-10-65) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively, except that presentation and disclosure requirements are to be applied retrospectively for all periods presented. The adoption of SFAS No. 160 (ASC 810-10-65) did not have a material effect on the Company’s Consolidated Financial Statements.

In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods (“SAB 110”) (ASC 718-10-S99). SAB 110 (ASC 718-10-S99) amends SAB 107 to allow the continued use, under certain circumstances, of the simplified method in developing the expected term for stock options. SAB 110 (ASC 718-10-S99) was effective January 1, 2008. The adoption of SAB 110 (ASC 718-10-S99) will impact the Company’s Consolidated Financial Statements prospectively in the event circumstances provide for application of the simplified method to future stock option grants made by the Company.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) (ASC 350-30-35). FSP FAS 142-3 (ASC 350-30-35) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 (ASC 350-30), “Goodwill and Other Intangible Assets” (“SFAS No. 142”) (ASC 350-30) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 (ASC 350-30) and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) (ASC 805-30-55) and other GAAP. FSP FAS 142-3 (ASC 350-30-35) is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is not permitted. The adoption of FSP FAS 142-3 (ASC 350-30-35) did not have a material effect on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 (ASC 825-10-50) and APB 28-1 (ASC 270-10-50), “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1” and “FSP APB 28-1”). FSP FAS 107-1 (ASC 825-10-50) and FSP APB 28-1 (ASC 270-10-50) require the disclosure of fair value for interim and annual reporting periods for all financial instruments for which it is practicable to estimate the value, whether recognized or not recognized in the statement of financial position. FSP FAS 107-1 (ASC 825-10-50) and FSP APB 28-1 (ASC 270-10-50) are effective for financial statements issued for interim periods ending after September 15, 2009. This guidance applies only to financial statement disclosures, and the adoption will not have a material effect on the Company’s Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”) (ASC 855-10). The objective of SFAS No. 165 (ASC 855-10) is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 (ASC 855-10) introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events as well as the rationale for why that date was selected, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 (ASC 855-10) should not result in significant changes in the subsequent events that an entity reports—either through recognition or disclosure—in its financial statements. SFAS No. 165 (ASC 855-10) is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 165 (ASC 855-10) did not have a material effect on the Company’s Consolidated Financial Statements.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of GAAP, a replacement of SFAS No. 162” (“SFAS No. 168”) (ASC 105-10). SFAS No. 168 (ASC 105-10) became the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities. SFAS No. 168 (ASC 105-10) is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and is effective for us beginning in the third quarter of 2009. On the effective date of SFAS No. 168 (ASC 105-10), it superseded all existing non-SEC accounting and reporting standards. As SFAS No. 168 (ASC 105-10) was not intended to change or alter existing GAAP, the adoption of SFAS No. 168 (ASC 105-10) did not have any impact on our consolidated financial statements and only impacted references for accounting guidance.

3. Acquisitions

Chockstone, Inc.

As of November 14, 2008, the Company acquired the assets of Chockstone, Inc. for a cash payment of $4.1 million. Chockstone expands our ability to equip businesses nationwide with enhanced gift card and loyalty programs. This acquisition is not expected to have a material impact on earnings in the near term. Pro forma results of operations have not been presented because the effect of the acquisition was not material. The transaction was accounted for under the purchase method of accounting. The fair values of the Chockstone assets acquired and the liabilities assumed were estimated at the acquisition date. The fair values are preliminary, based on estimates, and may be adjusted in accordance with Statement of Financial Accounting Standards No. 141(“SFAS No. 141”) (ASC 805-10), Business Combinations, as more information becomes available and valuations are finalized. Beginning November 14, 2008, Chockstone’s results of operations were included in the Company’s results of operations. The total purchase price was allocated as follows: $2.4 million to intangible assets, $1.6 million to goodwill, and $0.1 million to net tangible assets. The entire amount of goodwill is expected to be deductible for income tax reporting.

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

The Company acquired the Network Services business, including tangible personal property, intellectual property, licenses, contracts and related assets, and assumed certain liabilities related to Network Services, for a cash payment of $92.5 million. The Company funded the cash purchase price using $25.0 million it borrowed under its term loan facility, $50.0 million it borrowed under its revolving credit facility, and the balance from its available cash position. Beginning September 1, 2008, Network Services’ results of operations were included in the Company’s results of operations.

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

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

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

The following unaudited pro forma operating results for the nine months ended September 30, 2008 assume that the Network Services acquisition occurred on January 1, 2007. The pro forma results of operations are based on historical results of operations, adjusted for the impacts of purchase price allocations and financing costs, and are not necessarily indicative of the actual results which would have been achieved had the Network Services acquisition occurred as of January 1, 2007, or the results which may be achieved in the future.

Nine Months Ended September 30, 2008
(in thousands, except per share)

Total revenues	$1,205,078
Costs of services	1,080,776
General and administrative expenses	67,671
Total expenses	1,148,447
Income from operations	56,631
Net income	33,128
Diluted earnings per share	$0.86

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

4. Receivables

A summary of receivables by major class was as follows at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(In thousands)
Accounts receivable from merchants	$138,473	$132,699
Accounts receivable from others	11,168	7,945

	149,641	140,644
Less allowance for doubtful accounts	(556)	(499)

Total receivables, net	$149,085	$140,145

Included in accounts receivable from others are $1,919,000 and $1,497,000 which are due from employees at September 30, 2009 and December 31, 2008, respectively.

A summary of the activity in the allowance for doubtful accounts for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Beginning balance	$560	$228	$499	$165
Balance of acquired entity allowance	—	87	—	87
Additions to allowance	75	250	624	1,558
Charges against allowance	(79)	(151)	(567)	(1,396)

Ending balance	$556	$414	$556	$414

5. Funds Held for Payroll Customers and Investments

A summary of Funds Held for Payroll Customers and Investments, including the cost, gross unrealized gains (losses) and estimated fair value for investments held to maturity and investments available-for-sale by major security type and class of security were as follows at September 30, 2009 and December 31, 2008:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
September 30, 2009
Funds Held for Payroll Customers:
Fixed income bond fund	$1,226	$—	$(172)	$1,054
Debt securities of the U.S. Government	—	—	—	—
Corporate debt securities	334	7	(51)	290

Total investments available-for-sale	1,560	7	(223)	1,344
Cash held for payroll customers	15,492	—	—	15,492

Total Funds Held for Payroll Customers	$17,052	$7	$(223)	$16,836

Investments:
Investments held to maturity – Certificates of deposit (a)	$1,304	$—	$—	$1,304

Total investments	$1,304	$—	$—	$1,304

(a)	Certificates of deposits have remaining terms ranging from 2 months to 11 months.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2008
Funds Held for Payroll Customers:
Fixed income bond fund	$965	$—	$—	$965
Debt securities of the U.S. Government	—	—	—	—
Corporate debt securities	335	—	(23)	312

Total investments available-for-sale	1,300	—	(23)	1,277
Cash held for payroll customers	20,725	—	—	20,725

Total Funds Held for Payroll Customers	$22,025	$—	$(23)	$22,002

Investments:
Investments held to maturity – Certificates of deposit	$1,410	$—	$—	$1,410

Total investments	$1,410	$—	$—	$1,410

On January 1, 2008, the Company adopted SFAS No. 157 (ASC 820-10), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The framework provides a three-level hierarchy, which prioritizes the factors (inputs) used to calculate the fair value of assets and liabilities as follows:

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

As of September 30, 2009, all investments in available-for-sale securities held by the Company were measured using Level 1 inputs.

During the nine months ended September 30, 2009, the Company did not experience any other-than-temporary losses on its investments. During the twelve months ended December 31, 2008, the Company recognized $258,000 of other-than-temporary impairment losses on its investment in the fixed income bond fund and $137,000 of realized losses on a sale of corporate debt securities.

The maturity schedule of all available-for-sale and held to maturity investments along with amortized cost and estimated fair value as of September 30, 2009 is as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$2,530	$2,358
Due after one year through two years	334	290

	$2,864	$2,648

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

6. Capitalized Customer Acquisition Costs, Net

A summary of net capitalized customer acquisition costs as of September 30, 2009 and December 31, 2008 was as follows:

	September 30, 2009	December 31, 2008
	(In thousands)
Capitalized signing bonuses	$118,250	$117,776
Less accumulated amortization	(61,013)	(55,307)

	57,237	62,469

Capitalized customer deferred acquisition costs	38,914	37,010

Less accumulated amortization	(23,004)	(21,742)

	15,910	15,268

Capitalized Customer Acquisition Costs, Net	$73,147	$77,737

A summary of the activity in capitalized customer acquisition costs, net for the three and nine month periods ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Balance at beginning of period	$75,246	$76,376	$77,737	$70,498
Plus additions to:
Capitalized signing bonuses, net	7,739	11,573	25,504	35,677
Capitalized customer deferred acquisition costs	4,374	4,042	12,569	11,689

	12,113	15,615	38,073	47,366

Less amortization expense on:
Capitalized signing bonuses, net	(10,123)	(10,009)	(30,737)	(28,544)
Capitalized customer deferred acquisition costs	(4,089)	(3,840)	(11,926)	(11,178)

	(14,212)	(13,849)	(42,663)	(39,722)

Balance at end of period	$73,147	$78,142	$73,147	$78,142

Net signing bonus adjustments from estimated amounts to actual were $(0.8) million and $0.8 million, respectively, for the three months ended September 30, 2009 and 2008, and $(0.9) million and $1.7 million, respectively, for the nine months ended September 30, 2009 and 2008. Net signing bonus adjustments are netted against additions in the table above. Positive signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year exceeds the estimated gross margin for that year, resulting in the underpayment of the up-front signing bonus and would be paid to the relevant salesperson. Negative signing bonus adjustments could result from the prior overpayment of signing bonuses and would be recovered from the relevant salesperson.

Fully amortized signing bonuses of $8.7 million and $7.1 million respectively, were written off during the three month periods ended September 30, 2009 and 2008, and $25.0 million and $20.6 million respectively, were written off during the nine month periods ended September 30, 2009 and 2008. In addition, fully amortized customer deferred acquisition costs of $3.2 million and $3.5 million, respectively, were written off during the three months ended September 30, 2009 and 2008, and $10.7 million and $10.2 million, respectively, were written off during the nine months ended September 30, 2009 and 2008.

The Company believes that no impairment of capitalized customer acquisition costs has occurred as of September 30, 2009 and December 31, 2008.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

7. Intangible Assets and Goodwill

Intangible Assets — Intangible assets consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009
	Gross Assets	Accumulated Amortization	Net Asset	Amortization Life and Method
	(In thousands)
Finite Lived Assets:
Customer relationships	$28,646	$2,106	$26,540	2 to 18 years—proportional cash flow

Software	9,154	3,623	5,531	2 to 5 years—straight line
Merchant portfolio (a)	3,193	159	3,034	7 years—proportional cash flow

Non-compete agreements	994	420	574	2 to 5 years—straight line
Other	481	189	292	2 to 5 years—straight line

	$42,468	$6,497	$35,971

(a)	On July 31, 2009, the Company purchased for $3.2 million the existing Discover merchant portfolio, which the Company was already processing. This purchase related to the Company’s 2008 agreement with DFS Services, LLC, which enables the Company to offer bank card merchants a streamlined process that enables them to accept Discover Network cards on the Company’s processing platform. This asset is being amortized for the next 82 months in proportion to estimated future cash flows.

	December 31, 2008
	Gross Assets	Accumulated Amortization	Net Asset	Amortization Life and Method
	(In thousands)
Finite Lived Assets:
Customer relationships	$28,749	$1,024	$27,725	3 to 18 years—proportional cash flow

Software	9,154	1,503	7,651	3 to 5 years—straight line
Non-compete agreements	994	211	783	3 to 5 years—straight line
Other	326	32	294	3 to 5 years—straight line

	$39,223	$2,770	$36,453

Amortization expense related to the intangible assets was $1.3 million and $1.0 million, respectively, for the three months ended September 30, 2009 and 2008 and $3.6 million and $1.6 million, respectively, for the nine months ended September 30, 2009 and 2008.

The estimated amortization expense related to intangible assets for the next five years is as follows:

For the Twelve Months Ending September 30,	(In thousands)
2010	$5,391
2011	4,177
2012	2,382
2013	2,338
2014	2,214
Thereafter	19,469

$35,971

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Goodwill — The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Beginning balance	$58,456	$5,489
Goodwill acquired during the period	—	53,448
Effects of foreign currency translation	1,078	(547)
Other, primarily adjustments to allocations of purchase price	(161)	(186)

Ending balance	$59,373	$58,204

8. Merchant Deposits and Loss Reserves

The Company’s merchants have the liability for any charges properly reversed by the cardholder through a mechanism known as a chargeback. If the merchant is unable to pay this amount, the Company will be liable to the Visa and MasterCard networks for the reversed charges. Under FIN 45 (ASC 460-10-25-2), the Company determined that the fair value of its obligation to stand ready to perform is minimal. The Company requires personal guarantees, merchant deposits and letters of credit from certain merchants to minimize its obligation. Merchant deposits also include deposits representing debit processing and check processing funds in transit. Prior to 2009, the debit processing funds in transit were netted against receivables. As of September 30, 2009 and December 31, 2008, the Company held merchant deposits totaling $34.0 million and $15.8 million, respectively, and letters of credit totaling $463,000 and $513,000, respectively.

The Visa and MasterCard networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company’s SME merchant transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company’s exposure to chargebacks is the last four months’ processing volume on the SME portfolio, which was $20.3 billion and $18.7 billion for the four months ended September 30, 2009 and December 31, 2008, respectively. However, for the four months ended September 30, 2009 and December 31, 2008, the Company was presented with $11.4 million and $10.2 million, respectively, in chargebacks by issuing banks. In the nine months ended September 30, 2009 and the year ended December 31, 2008, the Company incurred merchant credit losses of $4.1 million and $5.1 million, respectively, on total SME dollar volume processed of $43.8 billion and $57.9 billion, respectively. These credit losses are included in processing and servicing costs in the Company’s consolidated statements of income.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company’s SME merchants. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its consolidated balance sheets, amounting to $1,236,000 on September 30, 2009 and $1,097,000 on December 31, 2008. This reserve is determined by performing an analysis of the Company’s historical loss experience applied to current processing volume and exposures.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

A summary of the activity in the loss reserve for the three and nine month periods ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Beginning balance	$1,157	$741	$1,097	$663
Additions to reserve	1,172	1,762	4,375	4,529
Charges against reserve (a)	(1,093)	(1,520)	(4,236)	(4,209)

Ending balance	$1,236	$983	$1,236	$983

(a)	Included in these amounts are payroll segment losses of $49,000 and $14,000, respectively, for the three months ended September 30, 2009 and 2008, and $150,000 and $53,000, respectively, for the nine months ended September 30, 2009 and 2008.

Chargebacks originating from large national merchant bank card processing are processed and carried by Fifth Third Bank, which is the Company’s third-party outsourced processor for settling large national merchant accounts.

9. Accrued Buyout Liability

A summary of the accrued buyout liability was as follows as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(In thousands)
Vested Relationship Managers and sales managers	$41,543	$39,879
Unvested Relationship Managers and sales managers	1,563	1,161

	43,106	41,040
Less current portion	(9,699)	(10,547)

Long-term portion of accrued buyout liability	$33,407	$30,493

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers at September 30, 2009 and December 31, 2008, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.3 million at September 30, 2009 and $0.2 million December 31, 2008.

A summary of the activity in the accrued buyout liability for the three and nine month periods ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Beginning balance	$41,212	$40,021	$41,040	$37,773
Increase in settlement obligation, net	3,309	2,951	8,385	8,449
Buyouts	(1,415)	(2,038)	(6,319)	(5,288)

Ending balance	$43,106	$40,934	$43,106	$40,934

The increase in the settlement obligation is due to new SME merchant account signings, as well as same-store sales growth, if any, and changes in gross margin, partially offset by the impact of SME merchant attrition.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

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

The Amended and Restated Credit Agreement also provides for a term credit facility of $25 million (the “Term Credit Facility”). The Term Credit Facility requires amortizing payments in the amount of $2,083,333 on the last business day of each fiscal quarter commencing March 31, 2009. All principal and interest not previously paid on the Term Credit Facility will mature and be due and payable on December 31, 2011. Amounts borrowed and repaid under the Term Credit Facility may not be re-borrowed. Principal payments due under the Term Credit Facility as of September 30, 2009 were as follows:

Twelve Months Ended September 30,	(In thousands)
2010	$8,333
2011	8,333
2012	2,084

$18,750

The Amended and Restated Credit Agreement contains covenants, which include the maintenance of certain leverage and fixed charge coverage ratios, limitations on the Company’s indebtedness, liens on its properties and assets, investments in, and loans to, other business units, the Company’s ability to enter into business combinations and asset sales, and certain other financial and non-financial covenants. In accordance with the August 3, 2009 amendment to the Amended and Restated Credit Agreement, the Company was in compliance with these covenants as of September 30, 2009.

Under the terms of the Amended and Restated Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or nine month adjusted LIBOR rates or equal to the greater of prime and the federal funds rate plus 0.50%, in each case plus a margin determined by the Company’s current leverage ratio.

The Revolving Credit Facility may be used to finance future construction projects and acquisitions in accordance with the terms of the Credit Agreement and for other working capital needs and general corporate purposes. On May 30, 2008, the Company borrowed $50 million under the Revolving Credit Facility and $25 million under the Term Credit Facility. All of the proceeds of both such borrowings were applied to finance and pay expenses related to the acquisition of certain assets from ADS Alliance Data Systems, Inc., as described in more detail in Note 3. At September 30, 2009, there was $50.0 million outstanding under the Revolving Credit Facility and $18.8 million outstanding under the Term Credit Facility. The weighted average interest rate at September 30, 2009 was 3.07%. Total fees and direct costs paid for the Amended and Restated Credit Agreement through September 30, 2009 were $514,000. These costs are being amortized to interest expense over the life of the Amended and Restated Credit Agreement.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

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

Under these authorizations, the Company repurchased an aggregate of 2,924,684 shares of its common stock at a cost of $65.1 million, or an average cost of $22.25 per share. This includes 350,400 shares repurchased at a cost of $3.2 million, or $9.14 per share during the nine months ended September 30, 2009 and 781,584 shares repurchased at a cost of $18.0 million, or $23.02 per share during the nine months ended September 30, 2008.

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

Dividends on Common Stock. During the nine months ended September 30, 2009 and the twelve months ended December 31, 2008, the Company’s Board of Directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share

Nine Months Ended September 30, 2009:
February 20, 2009	March 9, 2009	March 16, 2009	$0.025
May 7, 2009	May 25, 2009	June 15, 2009	$0.01
August 3, 2009	August 25, 2009	September 15, 2009	$0.01

Twelve Months Ended December 31, 2008:
February 13, 2008	February 28, 2008	March 15, 2008	$0.09
April 30, 2008	May 23, 2008	June 15, 2008	$0.09
August 5, 2008	August 22, 2008	September 15, 2008	$0.09
November 4, 2008	November 24, 2008	December 15, 2008	$0.09

On November 3, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per share of common stock, payable on December 15, 2009 to stockholders of record as of November 23, 2009.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

12. Commitments and Contingencies

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

Future minimum lease commitments under non-cancelable leases as of September 30, 2009 were as follows:

	(In thousands)
Twelve Months Ended September 30,	Capital Leases	Operating Leases
2010	$241	$4,474
2011	143	2,848
2012	1	2,065
2013	—	1,640
2014	—	1,298
Thereafter	—	2,270

Total Minimum Payments	385	$14,595

Interest Amount	(31)

Present Value of Minimum Payments	$354

Rent expense for leased property was $760,000 and $1.1 million, respectively, for the three months ended September 30, 2009 and 2008, and $2.3 million for both the nine months ended September 30, 2009 and 2008.

Commitments— Robert O. Carr, the Company’s Chairman and Chief Executive Officer, has entered into an amendment to his employee confidential information and non-competition agreement under which he is entitled to severance pay equal to his base salary and medical benefits for 24 months (or 12 months if upon a change in control of the Company) and a pro-rated bonus in the event he is terminated by the Company other than for cause. Certain other officers of the Company have entered into an employee confidential information and non-competition agreement under which they are entitled to severance pay equal to their base salary and medical benefits for 12 months and a pro-rated bonus in the event they are terminated by the Company other than for cause. There were no payouts under these agreements in 2008 or 2009.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The following table reflects the Company’s other significant contractual obligations, including leases from above, as of September 30, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$16,111	$11,338	$4,773	$—	$—
Telecommunications providers	5,114	4,085	1,029	—	—
Office and equipment leases	14,595	4,474	4,913	2,938	2,270
Term Credit Facility (b)	18,750	8,333	10,417	—	—
Construction and equipment (c)	3,316	3,316	—	—	—
Capital lease obligations	385	241	144	—	—

	$58,271	$31,787	$21,276	$2,938	$2,270

(a)	The Company has agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. Our agreements with third-party processors require the Company to submit a minimum monthly number of transactions or volume for processing. If the Company submits a number of transactions or volume that is lower than the minimum, it is required to pay the third party processors the fees that they would have received if the Company had submitted the required minimum number or volume of transactions.
(b)	Interest rates on the Term credit Facility are variable. If interest rates were to remain at the September 30, 2009 level, the Company would make interest payments of $508,000 in the next one year and $254,000 in the next one to three years, or a total of $762,000. In addition, the Company has $50 million outstanding under its Revolving Credit Facility at September 30, 2009. The Revolving Credit Facility is available to the Company on a revolving basis commencing on May 30, 2008 and ending on September 4, 2012.
(c)	These amounts relate to contractual commitments we have for constructing our new service center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with the development of this site. Through September 30, 2009, we have spent approximately $63.2 million of our cash on our new service center, including $1.7 million to acquire land.

Contingencies— The Company collects and stores sensitive data about its merchant customers and bank cardholders. If the Company’s network security is breached or sensitive merchant or cardholder data is misappropriated, the Company could be exposed to assessments, fines or litigation costs.

On January 20, 2009, the Company publicly announced the discovery of a criminal breach of its payment systems environment (the “Processing System Intrusion”). The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by the Company during the transaction authorization process. Such data is not required to be encrypted while in transit under current payment card industry guidelines. The Company had received confirmation of its compliance with the Payment Card Initiative Data Security Standard (“PCI-DSS”) from a third-party assessor each year since the standard was announced, including in April 2008, before the discovery of the Processing System Intrusion. Subsequent to the discovery of the Processing System Intrusion, the Company was advised by Visa that based on Visa’s investigation of the Processing System Intrusion, Visa had removed it from Visa’ published list of PCI-DSS compliant service providers. In April 2009, the Company was re-certified as PCI-DSS compliant and the assessor’s report attesting to such re-certification has been reviewed and approved by Visa. As such, the Company was returned to Visa’s Global List of PCI-DSS Validated Service Providers. Card data that could have been exposed by the Processing System Intrusion included card numbers, expiration dates, and certain other information from the magnetic stripe on the back of the payment card (including, for a small percentage of cards, the cardholder’s name). However, the cardholder information that the Company processes does not include addresses or Social Security numbers. Also, the Company believes that no unencrypted PIN data was captured. The Company believes the breach has been contained and did not extend beyond 2008.

For the three and nine months ended September 30, 2009, the Company recorded pre-tax expenses of $73.3 million and $105.3 million, respectively, or about $1.22 and $1.74 per share, respectively, associated with the Processing System Intrusion. The majority of these charges, or approximately $90.8 million, related to: (i) assessments imposed in April 2009 by MasterCard and VISA against the Company and its sponsor banks, (ii) settlement offers made by the Company to certain card brands in an attempt to resolve certain of

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

the claims asserted against its sponsor banks (who have asserted rights to indemnification from the Company pursuant to the Company’s agreements with them), and (iii) expected costs of settling with certain claimants with whom settlement discussions are underway. Notwithstanding its belief that it has strong defenses against the claims that are the subject of the settlement offers and settlement discussions described in (ii) and (iii) above, the Company decided to make such settlement offers and engage in such settlement discussions in attempts to avoid the costs and uncertainty of litigation. The Company is prepared to vigorously defend itself against all the claims relating to the Processing System Intrusion that have been asserted against it and its sponsor banks to date.

The accrual relating to the settlement offers and the settlement discussions during the nine months ended September 30, 2009 resulted in the Company carrying a $82.9 million Reserve for Processing System Intrusion at September 30, 2009. To date, the Company has not received acceptance of any of the settlement offers noted in (ii) above and no definitive agreements have been reached with respect to the settlements negotiations noted in (iii) above. Therefore it should not be assumed that the Company will resolve the claims that are the subject of the settlement offers or the subject of settlement discussions for the amounts of the settlement offers or the expected costs of settling with certain claimants as discussed above. The Company understands that the reserve related to the settlement offers is required by SFAS No. 5, “Accounting for Contingencies” (ASC 450-20), based solely on the fact the Company tendered offers of settlement in the amounts it has accrued. It is possible the Company will end up resolving the claims that are the subject of the settlement offers and the settlement discussions, either through settlements or pursuant to litigation, for amounts that are significantly greater than the amount it has reserved to date. Moreover, even if the claims that are the subject of the settlement offers and the settlement discussions were resolved for the amount the Company has reserved, that would still leave unresolved a significant portion of the claims that have been asserted against the Company or its sponsor banks relating to the Processing System Intrusion. The Company feels it has strong defenses to all the claims that have been asserted against it and its sponsor banks relating to the Processing System Intrusion, including those claims that are not the subject of the settlement offers.

While the Company has determined that the Processing System Intrusion has triggered other loss contingencies, to date an unfavorable outcome is not believed by it to be probable on those claims that are pending or have been threatened against it, or that the Company considers to be probable of assertion against it, and the Company does not have sufficient information to reasonably estimate the loss it would incur in the event of an unfavorable outcome on any such claim. Therefore, in accordance with SFAS No. 5 (ASC 450-20) no reserve/liability has been recorded as of September 30, 2009 with respect to any such claim, except for the assessments actually imposed by MasterCard and Visa, the amounts of the settlement offers made by the Company and the expected costs of settling with certain claimants as discussed above. As more information becomes available, if the Company should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that it will incur on that claim is reasonably estimable, it will record a reserve for the claim in question. If and when, the Company records such a reserve, it could be material and could adversely impact its results of operations, financial condition and cash flow.

The remainder of the expenses and accruals related to the Processing System Intrusion recorded in the three and nine months ended September 30, 2009 were primarily for legal fees and costs the Company incurred for investigations, remedial actions and crisis management services. Additional costs the Company expects to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion will be recognized as incurred. Such costs are expected to be material and could adversely impact the Company’s results of operations, financial condition and cash flow.

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The Company has two reportable segments, as follows: (1) Card, which provides payment processing and related services for bank card transactions; and (2) Other. The Card segment includes CPOS, our Canadian payments processing subsidiary, since March 2008, and Network Services since May 2008. Goodwill and intangible assets resulting from the acquisitions of CPOS and Network Services are reported in the Card segment. At September 30, 2009, goodwill related to CPOS and Network Services was $52.3 million. The Other segment includes Payroll, which provides payroll and related tax filing services, and PrepaidCard, which provides prepaid cards, stored-value card solutions and loyalty card solutions. The PrepaidCard operating segment includes Debitek, General Meters and Chockstone since its November 2008 acquisition. Neither the Payroll operating segment nor the PrepaidCard operating segment meet the SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (ASC 280-10-50) defined thresholds for determining individually reportable segments. Goodwill and intangible assets resulting from the acquisition of Debitek, General Meters and Chockstone are reported in the Other segment. At September 30, 2009, goodwill related to Debitek, General Meters and Chockstone was $7.0 million.

The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources, legal and corporate services. Reconciling items represent elimination of inter-segment income and expense items, and are included to reconcile segment data to the consolidated financial statements. At September 30, 2009 and 2008, 38% and 48% respectively, of the Other segment’s total assets were funds that the Company holds as a fiduciary in its Payroll services activities for payment to taxing authorities. The Company does not have any major individual customers.

A summary of the Company’s segments for the three and nine month periods ended September 30, 2009 and 2008 was as follows:

	Card Segment	Other Segment	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Three Months Ended September 30, 2009
Total revenues	$434,315	$8,296	$—	$(43)	$442,568
Depreciation and amortization	4,886	548	185	—	5,619
Interest income	29	—	—	—	29
Interest expense	812	9	—	(39)	782
Net income (loss) attributable to Heartland	(29,674)	269	(7,691)	—	(37,096)
Total assets	631,563	43,970	—	(150,746)	524,787

Three Months Ended September 30, 2008
Total revenues	$418,212	$6,591	$—	$(3)	$424,800
Depreciation and amortization	3,520	275	125	—	3,920
Interest income	185	—	—	—	185
Interest expense	1,199	—	—	—	1,199
Net income (loss) attributable to Heartland	17,784	101	(4,472)	—	13,413
Total assets	557,410	42,095	—	(120,305)	479,200

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

	Card Segment	Other Segment	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Nine Months Ended September 30, 2009
Total revenues	$1,208,963	$23,290	$—	$(140)	$1,232,113
Depreciation and amortization	13,727	1,525	571	—	15,823
Interest income	86	—	—	—	86
Interest expense	1,964	32	—	(128)	1,868
Net income (loss) attributable to Heartland	(22,428)	(290)	(19,448)	—	(42,166)
Total assets	631,563	43,970	—	(150,746)	524,787

Nine Months Ended September 30, 2008
Total revenues	$1,140,469	$18,516	$—	$(12)	$1,158,973
Depreciation and amortization	8,632	775	375	—	9,782
Interest income	654	—	—	—	654
Interest expense	2,296	—	—	—	2,296
Net income (loss) attributable to Heartland	46,466	589	(13,196)	—	33,859
Total assets	557,410	42,095	—	(120,305)	479,200

14. Earnings Per Share

The Company presents earnings per share data in accordance with SFAS No. 128, “Earnings Per Share,” as amended, (“SFAS No. 128”) (ASC 260-10), which establishes the standards for the computation and presentation of basic and diluted earnings per share data. Under SFAS No. 128 (ASC 260-10), the dilutive effect of stock options is excluded from the calculation of basic earnings per share but included in diluted earnings per share. The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share (In thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Basic:
Net income (loss) attributable to Heartland	$(37,096)	$13,413	$(42,166)	$33,859

Weighted average common stock outstanding	37,461	37,522	37,484	37,484

Earnings (loss) per share	$(0.99)	$0.36	$(1.12)	$0.90

Diluted:
Net income (loss) attributable to Heartland	$(37,096)	$13,413	$(42,166)	$33,859

Basic weighted average common stock outstanding	37,461	37,522	37,484	37,484
Effect of dilutive instruments:
Stock options	668	1,178	412	1,262

Diluted weighted average shares outstanding	38,129	38,700	37,896	38,746

Earnings (loss) per share (a)	$(0.99)	$0.35	$(1.12)	$0.87

(a)	Due to the net loss in the 2009 periods, calculating Diluted Earnings Per Share using diluted weighted average shares would be anti-dilutive. Therefore, weighted average common stock outstanding was used to calculate Diluted Earnings Per Share for the 2009 periods.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

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

Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, the impact of the systems breach of our processing system, our attempts to settle or successfully litigate claims arising from the systems breach of our processing system, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions.

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

At September 30, 2009, we provided our bank card payment processing services to approximately 174,560 active SME merchants located across the United States. This represents a 3.4% increase over the 168,850 active SME merchants at December 31, 2008 and a 4.0% increase over the 167,900 active SME merchants at September 30, 2008. At September 30, 2009, we provided bank card payment processing services to 76 large national merchants with approximately 54,733 locations. Our total bank card processing volume for the three months ended September 30, 2009 was $18.6 billion, a 7.3% decrease from the $20.0 billion processed during the three months ended September 30, 2008. Our SME bankcard processing volume for the three months ended September 30, 2009 included increases for American Express and Discover processing. Our Discover processing volume also benefited from our purchase of an existing merchant portfolio from Discover during the third quarter of 2009. Our total bank card processing volume for the nine months ended September 30, 2009 was $51.9 billion, a 3.0% increase from the $50.4 billion processed during the nine months ended September 30, 2008. Bank card processing volume for the three and nine months ended September 30, 2009 includes $2.7 billion and $7.3 billion, respectively, for large national merchants acquired with Network Services, compared to $4.4 billion and $6.2 billion, respectively, for the three and nine months ended September 30, 2008. Additionally, we provided bank card processing services to approximately 6,300 merchants in Canada.

Merchant attrition is expected in the payment processing industry in the ordinary course of business. We experience attrition in merchant bank card processing volume resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account closures that we initiate due to heightened credit risks relating to, or contract breaches by, merchants, and when applicable same store sales contraction. We measure total processing volume attrition against all SME merchants that were processing with us in the same month a year earlier. During the nine months ended September 30, 2009, we experienced 23.2% average annualized attrition of our SME bank card processing volume. During 2008, 2007 and 2006, we experienced average annual attrition in our SME bank card processing volume of 17.3%, 12.6% and 11.1%, respectively. Much of our attrition is related to business closures, which accelerated in 2009 and 2008 due to weak economic conditions, and in 2009 and 2008 our volume attrition was significantly impacted by overall contraction in same stores sales. In 2009, attrition was also likely increased modestly due to merchant concern regarding the Processing System Intrusion.

In our SME business, same store sales changes, which represents the change in bank card processing volume for all bank card merchants that were processing with us in the same month a year earlier, contracted 8.6% on average in the three months ended September 30, 2009, compared to contraction of 2.0% on average in the three months ended September 30, 2008. Same store sales growth or contraction results from the combination of the increasing or decreasing use by consumers of bank cards for the purchase of goods and services at the point of sale, and sales growth or contraction experienced by our retained SME merchants. The following table compares our same store sales growth or contraction for the 2008, 2007, 2006 and 2005 full years, and by quarter during 2009 and 2008:

Same Store Sales Growth (Contraction)
2005 full year	7.5%
2006 full year	4.2%
2007 full year	3.0%
2008 full year	(2.1)%

2008 first quarter	0.6%
2008 second quarter	(0.1)%
2008 third quarter	(2.0)%
2008 fourth quarter	(6.8)%

2009 first quarter	(7.6)%
2009 second quarter	(9.7)%
2009 third quarter	(8.6)%

The same store sales contraction we experienced in our SME business during the second, third and fourth quarters of 2008, and the first, second and third quarters of 2009, are attributable to poor economic conditions including impacts from severely contracted credit markets, a weak housing market, historically low consumer and investor confidence and high unemployment rates. Our same store contraction experience tracked the overall economic downturn. Management believes that all of these factors have negatively impacted disposable income, spending and behavior, which has impacted the businesses of our SME merchants. In addition, management believes that the current challenging economic conditions and depressed consumer confidence, as well as the general contraction in credit availability, and a decrease in usage of credit cards by consumers, may continue to negatively impact our business.

Increases in our direct sales force, including our Relationship Managers, historically have led to significant growth in the total SME merchants for whom we process and the gross margin generated by those merchants. Our sales managers are compensated based on their success in growing the sales force and increasing the total SME merchant base in their regions. Our sales force grew from 1,117 Relationship Managers at December 31, 2007 to 1,166 at December 31, 2008 and remained flat at 1,167 at September 30, 2009. We measure the production of our sales force by gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. Our newly installed gross margin for the nine months ended September 30, 2009 decreased 13.8% from the gross margin we installed during the nine months ended September 30, 2008. We attribute this decline in newly installed gross margin to the weak economy and negative publicity related to the Processing System Intrusion, which required our sales force to focus on merchant retention instead of new gross margin installs.

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

We have developed a number of proprietary payment processing systems to increase our operating efficiencies and distribute our processing and merchant data to our three main constituencies: our merchant base, our sales force and our customer service staff. We provide authorization and data capture services to our merchants through our own front-end processing system, which we call HPS Exchange. We provide clearing, settlement and merchant accounting services through our own internally developed back-end processing system, which we call Passport. Passport enables us to more effectively customize these services to the needs of our Relationship Managers and merchants.

During the three months ended September, 2009 and 2008, we processed approximately 88% and 83%, respectively, of our SME bankcard merchant transactions through HPS Exchange. At September 30, 2009 and 2008, we were processing approximately 99% and 98%, respectively, of our active SME bankcard merchants on Passport. Our internally developed systems are providing substantially all aspects of most of our merchants’ bankcard processing needs, excluding Network Services. Previously, we relied on third party vendors for many of these services including bank card authorization and data capture services, settlement and merchant accounting services. We will continue to process our Network Services transactions and a minority of our SME transactions through third party systems.

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

We also provide payroll processing services throughout the United States. At September 30, 2009, we processed payroll for 9,232 customers, an increase of 21.6% from 7,591 payroll customers at September 30, 2008. At December 31, 2008, we processed payroll for 7,738 payroll customers.

Processing System Intrusion

On January 20, 2009, we publicly announced the discovery of a criminal breach of our payment systems environment (the “Processing System Intrusion”). The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by us during the transaction authorization process. Such data is not required to be encrypted while in transit under current payment card industry guidelines. We had received confirmation of our compliance with the Payment Card Initiative Data Security Standard (“PCI-DSS”) from a third-party assessor each year since the standard was announced, including in April 2008, before the discovery of the Processing System Intrusion. Subsequent to the discovery of the Processing System Intrusion, we were advised by Visa that based on Visa’s investigation of the Processing System Intrusion, Visa had removed us from Visa’ published list of PCI-DSS compliant service providers. In April 2009, we were re-certified as PCI-DSS compliant and the assessor’s report attesting to such re-certification has been reviewed and approved by Visa. As such, we were returned to Visa’s Global List of PCI-DSS Validated Service Providers. Card data that could have been exposed by the Processing System Intrusion included card numbers, expiration dates, and certain other information from the magnetic stripe on the back of the payment card (including, for a small percentage of cards, the cardholder’s name). However, the cardholder information that we process does not include addresses or Social Security numbers. Also, we believe that no unencrypted PIN data was captured. We believe the breach has been contained and did not extend beyond 2008.

For the three and nine months ended September 30, 2009, we recorded pre-tax expenses of $73.3 million and $105.3 million, respectively, or about $1.22 and $1.74 per share, respectively, associated with the Processing System Intrusion. The majority of these charges, or approximately $90.8 million, related to: (i) assessments imposed in April 2009 by MasterCard and VISA against us and our sponsor banks, (ii) settlement offers we made to certain card brands in an attempt to resolve certain of the claims asserted against our sponsor banks (who have asserted rights to indemnification from us pursuant to our agreements with them), and (iii) expected costs of settling with certain claimants with whom settlement discussions are underway. Notwithstanding our belief that we have strong defenses against the claims that are the subject of the settlement offers and settlement discussions described in (ii) and (iii) above, we decided to make such settlement offers and engage in such settlement discussions in attempts to avoid the costs and uncertainty of litigation. We are prepared to vigorously defend ourselves against all the claims relating to the Processing System Intrusion that have been asserted against us and our sponsor banks to date.

The accrual relating to the settlement offers and the settlement discussions during the nine months ended September 30, 2009 resulted in our creating a $82.9 million Reserve for Processing System Intrusion at September 30, 2009. To date, we have not received acceptance of any of the settlement offers noted in (ii) above and no definitive agreements have been reached with respect to the settlements negotiations noted in (iii) above. Therefore it should not be assumed that we will resolve the claims that are the subject of the settlement offers or the subject of settlement discussions for the amounts of the settlement offers or the expected costs of settling with certain claimants as discussed above. We understand that the reserve related to the settlement offers is required by SFAS No. 5, “Accounting for Contingencies” (ASC 450-20), based solely on the fact we tendered offers of settlement in the amounts we have accrued. It is possible we will end up resolving the claims that are the subject of the settlement offers and the settlement discussions, either through settlements or pursuant to litigation, for amounts that are significantly greater than the amount we have reserved to date. Moreover, even if the claims that are the subject of the settlement offers and the settlement discussions were resolved for the amount we have reserved, that would still leave unresolved a significant portion of the claims that have been asserted against us or our sponsor banks relating to the Processing System Intrusion. We feel that we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion, including those claims that are not the subject of the settlement offers.

While we have determined that the Processing System Intrusion has triggered other loss contingencies, to date an unfavorable outcome is not believed by us to be probable on those claims that are pending or have been threatened against us, or that we consider to be probable of assertion against us, and we do not have sufficient information to reasonably estimate the loss we would incur in the event of an unfavorable outcome on any such claim. Therefore, in accordance with SFAS No. 5 (ASC 450-20) no reserve/liability has been recorded as of September 30, 2009 with respect to any such claim, except for the assessments actually imposed by MasterCard and Visa, the amounts of the settlement offers we made and the expected costs of settling with certain claimants as discussed above. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that we will incur on that claim is reasonably estimable, we will record a reserve for the claim in question. If and when, we record such a reserve, it could be material and could adversely impact our results of operations, financial condition and cash flow.

The remainder of the expenses and accruals related to the Processing System Intrusion recorded in the three and nine months ended September 30, 2009 were primarily for legal fees and costs we incurred for investigations, remedial actions and crisis management services. Additional costs we expect to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion will be recognized as incurred. Such costs are expected to be material and could adversely impact our results of operations, financial condition and cash flow.

Acquisitions in 2008

In May 2008, we acquired the net assets of the Network Services business unit (“Network Services”) of Alliance Data Network Services LLC (“Alliance”), for a cash payment of $92.5 million. The acquisition was financed through a combination of cash on hand and our credit facilities. Network Services provides processing of credit and debit cards to large national merchants, primarily in the petroleum industry. From the date we acquired Network Services through December 31, 2008, it settled $8.7 billion of bank card processing volume on 317 million transactions and during the nine months ended September 30, 2009 it settled $7.3 billion of bank card processing volume on 350 million transactions. Additionally, Network Services generated revenues on 1.4 billion and 1.8 billion transactions it authorized through its front-end card processing systems during the period from the date we acquired it through December 31, 2008 and in the nine months ended September 30, 2009, respectively.

In March 2008, the Company acquired a majority interest in Collective Point of Sale Solutions Ltd. (“CPOS”) for a net cash payment of $10.1 million. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions. This acquisition added approximately 6,300 Canadian merchants to our merchant base as of September 30, 2009 and provided us an entrance into the Canadian credit and debit card processing market. We are now able to service merchants that have locations in both the United States and Canada.

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

Third Quarter of 2009 Financial Results

Our financial results for the three months ended September 30, 2009 continue to reflect the impacts of challenging economic conditions, soft consumer spending, and the costs we incurred related to the Processing System Intrusion. Poor economic conditions have unfavorably impacted both new merchant installs and processing volume at existing merchants. For the three months ended September 30, 2009, we recorded a net loss of $37.1 million, or $0.99 per share, compared to net income of $13.4 million, or $0.35 per share, in the three months ended September 30, 2008. During the three months ended September 30, 2009, we recorded pretax charges of $73.3 million, or about $1.22 per share, for costs we incurred for investigations, remedial actions, legal fees, crisis management services and settlement offers. The following is a summary of our financial results for the three months ended September 30, 2009:

•

During the three months ended September 30, 2009, our SME processing volume increased 1.1% to $15.8 billion from $15.7 billion during the three months ended September 30, 2008. We earn percentage-based revenues on our SME processing volume.

•

During the three months ended September 30, 2009, we generated revenues on the 123 million large national merchant transactions that we settled and on the 634 million large national merchant transactions that we authorized. These compare to 146 million transactions settled and 625 million transactions authorized during the three months ended September 30, 2008. We earn transaction-based revenues on our large national merchant card processing volume.

•

Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, decreased 0.4% from $110.4 million in the three months ended September 30, 2008 to $110.0 million in the three months ended September 30, 2009. The decrease in net revenue was driven by the declines in equipment-related income primarily due to lower revenues from prepaid card and stored-value card systems at our Debitek, Inc. subsidiary and in the number of new SME bank card merchants installed during the three months ended September 30, 2009.

•

Our general and administrative expenses increased 34.3% from $20.7 million in the three months ended September 30, 2008 to $27.8 million in the three months ended September 30, 2009. This increase was primarily due to growth in personnel costs including wages and bonuses, medical benefits and a $1.4 million increase in SFAS 123(R) stock compensation expense, as well as an increase in legal expenses.

•

Our income from operations, which we also refer to as operating income, declined to $14.7 million for the three months ended September 30, 2009 from $23.1 million for the three months ended September 30, 2008. This decline was primarily due to the unfavorable impact which challenging economic conditions had on our revenues. Our operating margin, which we measure as operating income divided by net revenue, was 13.4% for the three months ended September 30, 2009, compared to 20.9% for the three months ended September 30, 2008.

See “— Results of Operations — Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008” for a more detailed discussion of our financial results.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements are unaudited. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at September 30, 2009, our results of operations, our changes in stockholders’ equity and our cash flows for the nine months ended September 30, 2009 and 2008. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2009. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in note 2 to our consolidated financial statements included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended. The critical accounting estimates described here are those that are most important to the depiction of our financial condition and results of operations, including those whose application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain. The line items on our income statement and balance sheet which are impacted by management’s estimates are described below.

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

Capitalized Customer Acquisition Costs

Capitalized customer acquisition costs consist of (1) up-front signing bonuses paid to Relationship Managers and sales managers, referred to as the salesperson or salespersons, for the establishment of new merchant relationships, and (2) deferred acquisition cost representing the estimated cost of buying out the commissions of vested salespersons at some point in the future. Pursuant to Staff Accounting Bulletin Topic 13 (ASC 605-10-S99), Revenue Recognition, and the Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1 (ASC 605-20-25), Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins associated with SME merchant contracts. The capitalized customer acquisition costs are amortized using a method which approximates a proportional revenue approach over the initial three-year term of the merchant contract.

The amount of the up-front signing bonus paid for new SME bank card, payroll and check processing accounts is based on the estimated gross margin for the first year of the merchant contract. Estimated gross margin is calculated by deducting interchange fees, dues, assessments and fees and costs incurred in underwriting, processing, servicing and managing the risk of the account from gross processing revenue. The gross signing bonuses paid during the nine months ended September 30, 2009 and 2008 were $26.4 million and $34.0 million, respectively, and for the full year ended December 31, 2008 were $43.8 million. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The net signing bonus adjustments made during the nine months ended September 30, 2009 and 2008 were negative $(0.9) million and positive $1.7 million, respectively. Positive signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year exceeds the estimated gross margin for that year, resulting in the underpayment of the up-front signing bonus and would be paid to the relevant salesperson. Negative signing bonus adjustments could result from prior overpayments of up-front signing bonuses, and would be recovered from the relevant salesperson. The amount of signing bonuses paid which remained subject to adjustment at September 30, 2009 was $36.2 million.

The deferred acquisition cost is accrued over the first year of merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss for the nine months ended September 30, 2009 or the year ended December 31, 2008.

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

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.3 million at September 30, 2009 and $0.2 million at December 31, 2008.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 to 2  1/2 years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During the nine months ended September 30, 2009 and 2008 we made buyout payments of approximately $6.3 million and $5.3 million, respectively, and during the 2008 full year, we made buyout payments of approximately $7.0 million. We expect to make buyout payments in the future, subject to available cash, as such buyouts reduce the monthly payments we will have to make to our salespersons for such merchants in the future.

Reserve for Processing System Intrusion

The Processing System Intrusion requires us to make assumptions and estimates concerning the outcomes and related costs and losses in connection with various lawsuits, claims, and investigations. We make our estimates of costs based on our best judgments and anticipated outcomes of these lawsuits, claims, and investigations.

For the three and nine months ended September 30, 2009, we recorded pre-tax expenses of $73.3 million and $105.3 million, respectively, or about $1.22 and $1.74 per share, respectively, associated with the Processing System Intrusion. The majority of these charges, or approximately $90.8 million, related to: (i) assessments imposed in April 2009 by MasterCard and VISA against us and our sponsor banks, (ii) settlement offers we made to certain card brands in an attempt to resolve certain of the claims asserted against our sponsor banks (who have asserted rights to indemnification from us pursuant to our agreements with them), and (iii) expected costs of settling with certain claimants with whom settlement discussions are underway. Notwithstanding our belief that we have strong defenses against the claims that are the subject of the settlement offers and settlement discussions described in (ii) and (iii) above, we decided to make such settlement offers and engage in such settlement discussions in attempts to avoid the costs and uncertainty of litigation. We are prepared to vigorously defend ourselves against all the claims relating to the Processing System Intrusion that have been asserted against us and our sponsor banks to date.

The accrual relating to the settlement offers and the settlement discussions during the nine months ended September 30, 2009 resulted in our creating a $82.9 million Reserve for Processing System Intrusion at September 30, 2009. To date, we have not received acceptance of any of the settlement offers noted in (ii) above and no definitive agreements have been reached with respect to the settlements negotiations noted in (iii) above. Therefore it should not be assumed that we will resolve the claims that are the subject of the settlement offers or the subject of settlement discussions for the amounts of the settlement offers or the expected costs of settling with certain claimants as discussed above. We understand that the reserve related to the settlement offers is required by SFAS No. 5, “Accounting for Contingencies” (ASC 450-20),

based solely on the fact we tendered offers of settlement in the amounts we have accrued. It is possible we will end up resolving the claims that are the subject of the settlement offers and the settlement discussions, either through settlements or pursuant to litigation, for amounts that are significantly greater than the amount we have reserved to date. Moreover, even if the claims that are the subject of the settlement offers and the settlement discussions were resolved for the amount we have reserved, that would still leave unresolved a significant portion of the claims that have been asserted against us or our sponsor banks relating to the Processing System Intrusion. We feel that we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion, including those claims that are not the subject of the settlement offers.

While we have determined that the Processing System Intrusion has triggered other loss contingencies, to date an unfavorable outcome is not believed by us to be probable on those claims that are pending or have been threatened against us, or that we consider to be probable of assertion against us, and we do not have sufficient information to reasonably estimate the loss we would incur in the event of an unfavorable outcome on any such claim. Therefore, in accordance with SFAS No. 5 (ASC 450-20) no reserve/liability has been recorded as of September 30, 2009 with respect to any such claim, except for the assessments actually imposed by MasterCard and Visa, the amounts of the settlement offers we made and the expected costs of settling with certain claimants as discussed above. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that we will incur on that claim is reasonably estimable, we will record a reserve for the claim in question. If and when, we record such a reserve, it could be material and could adversely impact our results of operations, financial condition and cash flow.

Merchant Deposits and Loss Reserves

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder’s dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At September 30, 2009 and December 31, 2008, we held merchant deposits totaling $34.0 million and $15.8 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent processing volume. At September 30, 2009 and December 31, 2008, our loss reserve totaled $1,236,000 and $1,097,000 respectively. Aggregate bank card merchant losses, including losses charged to operations and the loss reserve, were $4.1 million and $4.0 million for the nine months ended September 30, 2009 and 2008, respectively, and were $5.1 million for the year ended December 31, 2008.

Chargebacks originating from large national merchant bank card processing are processed and carried by Fifth Third Bank, which is our third-party outsourced processor for settling large national merchant accounts.

Stock Options

We adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) (ASC 718-10) on January 1, 2006. This statement requires companies to expense employee share-based payments under the fair value method. Pursuant to SFAS No. 123R (ASC 718-10), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. We elected to adopt the modified-prospective-transition method, as provided by SFAS No. 123R (ASC 718-10). Accordingly, prior period amounts have not been restated. Under this transitional method, we are required to record compensation expense for all awards granted after the date of adoption using grant-date fair value estimated in accordance with the provisions of SFAS No. 123R (ASC 718-10) and for the unvested portion of previously granted awards using the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (ASC 718-10).

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

We estimate the grant date fair value of the stock options we issue using a Black-Scholes valuation model for “plain-vanilla” stock options and performance-based stock options, and we use a lattice valuation model to measure grant date fair value for stock options containing market vesting conditions. Our assumption for expected volatility is based on our historical volatility for those option grants whose expected life fall within a period we have sufficient historical volatility data related to market trading of our own Common Stock. For those option grants whose expected life is longer than we have sufficient historical volatility data related to market trading of our own Common Stock, we determine an expected volatility assumption by referencing the average volatility experienced by a group of our public company peers. For plain-vanilla stock options, we estimate the expected life of a stock option based on the simplified method as provided by the staff of the SEC in Staff Accounting Bulletins 107 and 110 (ASC 718-10-S99). The simplified method is used because, at this point, we do not have sufficient historical information to develop reasonable expectations about future exercise patterns. For the performance-based options, the expected life is estimated based on the average of three possible performance condition outcomes. Our dividend yield assumption is based on dividends expected to be paid over the expected life of the stock option. Our risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option.

The weighted-average fair value of options we granted during 2009, 2008 and 2007 were $2.94, $6.11 and $7.64, respectively. The fair value of options granted during 2009, 2008 and 2007 was estimated at the grant date using the following weighted average assumptions:

	2009	2008	2007
Expected volatility	47%	35%	31%
Expected life	3.75 to 4.0 years	2.5 to 4.0 years	2.5 to 3.75 years
Dividends	0.48%	1.36%	0.90%
Risk-free interest rate	1.77%	2.98%	4.29%

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

Income Taxes

We account for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (ASC 740-10). Under this method, deferred tax assets and liabilities are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. Judgments are required in determining the amount and probability of future taxable income, which in turn is critical to a determination of whether a valuation reserve against the deferred tax asset or liability is appropriate.

The FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN No. 48”) (ASC 740-10-25), in September 2006. FIN No. 48 (ASC 740-10-25) clarifies the accounting for the recognition and measurement of tax benefits associated with uncertain tax positions and defines criterion that an individual tax position must meet for any part of that position to be recognized or continue to be recognized in the financial statements. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. At September 30, 2009, our reserve for unrecognized tax benefits related to uncertain tax positions was $1.3 million.

We have not recorded any unrecognized tax benefits that would be reasonably possible to significantly increase or decrease within 12 months of the reporting date. As of September 30, 2009, a total of $1.0 million unrecognized tax benefit would, if recognized, impact the effective tax rate.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Three Months Ended September 30, 2009	% of Total Revenue	Three Months Ended September 30, 2008	% of Total Revenue	Change
					Amount	%
Total Revenues	$442,568	100.0%	$424,800	100.0%	$17,768	4.2%
Costs of Services:
Interchange	305,059	68.9%	295,452	69.6%	9,607	3.3%
Dues, assessments and fees	27,527	6.2%	18,972	4.5%	8,555	45.1%
Processing and servicing	50,356	11.4%	50,724	11.9%	(368)	(0.7)%
Customer acquisition costs	13,147	3.0%	12,758	3.0%	389	3.0%
Depreciation and amortization	4,006	0.9%	3,101	0.7%	905	29.2%

Total costs of services	400,095	90.4%	381,007	89.7%	19,088	5.0%
General and administrative	27,784	6.3%	20,689	4.9%	7,095	34.3%

Total expenses	427,879	96.7%	401,696	94.6%	26,183	6.5%

Income from operations	14,689	3.3%	23,104	5.4%	(8,415)	(36.4)%

Other income (expense):
Interest income	29	—	185	—	(156)	(84.3)%
Interest expense	(782)	(0.2)%	(1,199)	(0.3)%	417	(34.8)%
Provision for processing system intrusion	(73,322)	(16.6)%	—	—	(73,322)
Other, net	—	—	(136)	—	136

Total other income (expense)	(74,075)	(16.7)%	(1,150)	(0.3)%	(72,925)

Income (loss) before income taxes	(59,386)	(13.4)%	21,954	5.2%	(81,340)	(370.5)%
Provision for income taxes	(22,314)	(5.0)%	8,539	2.0%	(30,853)	(361.3)%

Net income (loss)	(37,072)	(8.4)%	13,415	3.2%	(50,487)	(376.3)%
Less: Net income attributable to noncontrolling minority interests	24		2		22

Net income (loss) attributable to Heartland	$(37,096)	(8.4)%	$13,413	3.2%	$(50,509)	(376.6)%

Total Revenues. Total revenues increased by 4.2% from $424.8 million in the three months ended September 30, 2008 to $442.6 million in the three months ended September 30, 2009, primarily as a result of an $18.4 million, or 4.5%, increase in processing revenues. The breakout of our total revenues for the three months ended September 30, 2009 and 2008 was as follows (in thousands of dollars):

	Three Months Ended September 30,		Change from Prior Year
	2009	2008	Amount	%
Processing revenues, gross (a)	$431,549	$413,146	$18,403	4.5%
Payroll processing revenues	3,516	2,989	527	17.6%
Equipment-related income	7,503	8,665	(1,162)	(13.4)%

Total Revenues	$442,568	$424,800	$17,768	4.2%

(a)	Includes Visa, MasterCard, AMEX and Discover bankcard processing revenues, AMEX fees, Discover fees, check processing fees, customer service fees, gift card, loyalty and other miscellaneous revenue.

The $18.4 million increase in processing revenues from $413.1 million in the three months ended September 30, 2008 to $431.5 million in the three months ended September 30, 2009 was primarily due to higher SME merchant card processing revenues. Revenues from our SME bank card processing increased from a higher net revenue margin and an increase in SME bank card processing volume. For the three months ended September 30, 2009, our SME bank card processing volume increased 1.1% to $15.8 billion, compared to $15.7 billion for the three months ended September 30, 2008. This increase in SME bank card processing volume was primarily attributable to the American Express and Discover processing volume we added in 2009. Network Services increased its bankcard processing revenues on the 123 million transactions it settled, representing $2.7 billion in processing volume, and the 634 million transactions it authorized through its front-end card processing systems during the three months ended September 30, 2009, compared to 146 million transactions it settled, representing $4.4 billion in processing volume, and the 625 million transactions it authorized through its front-end card processing systems during the three months ended September 30, 2008. The increase in Network Services’ bankcard processing revenue was primarily due to increases in Visa and Mastercard bankcard transaction authorization fees, which we pass through to merchants, beginning in July 2009. We report Network Services’ settled bank card processing revenues net of credit interchange and dues and assessments because the daily cash settlement with Network Services’ merchants is on a net basis.

Payroll processing revenues, which include fees earned on payroll processing services and interest income earned on funds held for customers, increased by 17.6%, from $3.0 million in the three months ended September 30, 2008 to $3.5 million in the three months ended September 30, 2009, primarily due to the 21.6% increase in the number of payroll processing customers from 7,591 at September 30, 2008 to 9,232 at September 30, 2009. Payroll processing fees increased by 19.9% from $2.9 million in the three months ended September 30, 2008 to $3.5 million in the three months ended September 30, 2009, while interest income earned on funds held for customers decreased from $71,000 in the three months ended September 30, 2008 to $16,000 in the three months ended September 30, 2009 primarily due to lower interest rates in the current period and the application of available interest earning balances to offset bank fees and payables to sponsor banks.

Equipment-related income decreased by 13.4%, from $8.7 million in the three months ended September 30, 2008 to $7.5 million in the three months ended September 30, 2009, primarily due to declines in the number of new bank card merchants installed and in revenues from prepaid card and stored-value card systems at our Debitek, Inc. subsidiary during the three months ended September 30, 2009. Both of these declines were attributable to the weak economy in the current year.

Costs of services. Costs of services increased 5.0% from $381.0 million in the three months ended September 30, 2008 to $400.1 million in the three months ended September 30, 2009, due primarily to increases in interchange fees and dues, assessments and fees. Costs of services represented 90.4% of total revenues in the three months ended September 30, 2009, up from 89.7% in the three months ended September 30, 2008.

Interchange fees increased 3.3% from $295.5 million in the three months ended September 30, 2008 to $305.1 million in the three months ended September 30, 2009, and represented 68.9% of total revenues in the three months ended September 30, 2009 compared to 69.6% in the three months ended September 30, 2008. The increase in interchange fees was primarily due to higher SME bank card processing volume in the three months ended September 30, 2009.

Dues, assessments and fees increased 45.1% from $19.0 million in the three months ended September 30, 2008 to $27.5 million in the three months ended September 30, 2009, as a result of increases in Visa and MasterCard bank card transaction authorization fees beginning in July 2009. Dues, assessments and fees were 6.2% of total revenues in the three months ended September 30, 2009, compared to 4.5% in the three months ended September 30, 2008.

Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, decreased 0.4% from $110.4 million in the three months ended September 30, 2008 to $110.0 million in the three months ended September 30, 2009. The decrease in net revenue was driven by the declines in equipment-related income primarily due to a decline in the number of new bankcard merchants installed and lower revenues from prepaid card and stored-value card systems at our Debitek, Inc. subsidiary.

Processing and servicing expense for the three months ended September 30, 2009 decreased by $0.4 million, or 0.7%, compared with the three months ended September 30, 2008. The decrease in processing and servicing expense is due to reductions in processing costs, lower merchant losses and lower costs of equipment sales, partially offset by increases in the costs of operating our Jeffersonville, Indiana service center, particularly the costs of support personnel, including account managers, and depreciation and amortization.

Included in processing and servicing expense was $1.1 million of payroll processing costs in the three months ended September 30, 2009, an increase of 21.8% from $0.9 million recorded in the three months ended September 30, 2008. This increase was primarily due to the 21.6% increase in the number of payroll processing customers from 7,591 at September 30, 2008 to 9,232 at September 30, 2009.

As a percentage of total revenue, processing and servicing expense decreased to 11.4% for the three months ended September 30, 2009 compared with 11.9% for the three months ended September 30, 2008. The decrease in processing and servicing as a percentage of total revenue for the three months ended September 30, 2009 reflects the continued leveraging of our lower cost internally developed front-end processing system, HPS Exchange, and cost savings associated with our back-end processing system, Passport. Transactions processed on HPS Exchange represented approximately 88% of our total SME processing transactions during the three months ended September 30, 2009, compared to 83% during the three months ended September 30, 2008. We expect the increasing share of HPS Exchange in our SME merchant base to continue in the future, and over time we expect the Network Services transactions will be converted over to our internally developed platforms.

Customer acquisition costs increased 3.0% from $12.8 million in the three months ended September 30, 2008 to $13.1 million in the three months ended September 30, 2009. Increases in amortization of signing bonuses and capitalized customer deferred acquisition costs were primarily responsible for the increase in the customer acquisition costs. Customer acquisition costs for the three months ended September 30, 2009 and 2008 included the following components (in thousands of dollars):

	Three Months Ended September 30,
	2009	2008
Amortization of signing bonuses, net	$10,123	$10,009
Amortization of capitalized customer deferred acquisition costs	4,089	3,840
Increase in accrued buyout liability	3,309	2,951
Capitalized customer deferred acquisition costs	(4,374)	(4,042)

Total Customer Acquisition Costs	$13,147	$12,758

Depreciation and amortization expenses increased $0.9 million, or 29.2%, to $4.0 million in the three months ended September 30, 2009. The increase was primarily due to amortization recorded on the intangible assets acquired in the acquisitions of the Discover merchant portfolio, Chockstone, Network Services and CPOS, and depreciation expense recorded on information technology equipment to support the network and the continuing development of HPS Exchange and Passport. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by employees that worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized increased from $2.1 million in the three months ended September 30, 2008 to $3.4 million in the three months ended September 30, 2009. The total amount of capitalized costs for projects placed in service in the three months ended September 30, 2009 and 2008 was $1.0 million and $0.7 million, respectively.

General and administrative. General and administrative expenses increased 34.3%, from $20.7 million in the three months ended September 30, 2008 to $27.8 million in the three months ended September 30, 2009. This increase was primarily due to growth in personnel costs of $5.1 million, including increases in wages and bonuses, medical benefits and a $1.4 million increase in SFAS No. 123(R) stock compensation expense. Legal expenses also increased $1.2 million over the prior year third quarter. Our payroll operation’s general and administrative expenses increased by 24.7%, from $1.3 million in the three months ended September 30, 2008 to $1.6 million in the three months ended September 30, 2009.

General and administrative expenses as a percentage of total revenue for the three months ended September 30, 2009 was 6.3%, an increase from 4.9% for the three months ended September 30, 2008.

Income from operations. Primarily due to the unfavorable impact which challenging economic conditions had on our revenues and the increase in general and administrative expenses, our income from operations, which we also refer to as operating income, decreased 36.4%, from $23.1 million for the three months ended September 30, 2008 to $14.7 million for the three months ended September 30, 2009. Our operating margin, which is measured as operating income divided by net revenue, was 13.4% for the three months ended September 30, 2009, compared to 20.9% for the three months ended September 30, 2008.

Interest income. Interest income decreased from $185,000 in the three months ended September 30, 2008 to $29,000 in the three months ended September 30, 2009, primarily due to our use of cash for acquisitions, Processing System Intrusion fines and other costs related to the Processing System Intrusion, as well as lower interest rates. (see “—Liquidity and Capital Resources” for more detail).

Interest expense. Interest expense for the three months ended September 30, 2009 of $782,000 decreased from $1.2 million for the three months ended September 30, 2008. The decrease in interest expense for the three months ended September 30, 2009 was due to lower interest rates incurred on our borrowings under our Credit Facility and payables to our sponsor banks. Interest expense which we recorded on payables to our sponsor banks resulted from our practice of having our sponsor banks advance interchange fees to most of our merchants. Generally, when we have cash available for investment we fund these advances to our merchants first with our cash, then by incurring a payable to our sponsor banks when that cash has been expended. We pay our sponsor banks the prime rate on these payables. See “—Liquidity and Capital Resources—Credit Facility” for more detail on the borrowings.

Provision for processing system intrusion. During the three months ended September 30, 2009, we recorded pretax charges of $73.3 million, or about $1.22 per share, for costs we incurred for investigations, remedial actions, legal fees, crisis management services, and accruals for settlement offers and expected costs of settling with certain claimants with whom discussions are underway. See “—Overview—Processing System Intrusion and —Critical Accounting Estimates—Reserve for Processing System Intrusion” for more details on the Processing System Intrusion.

Income taxes. Income taxes for the three months ended September 30, 2009 were a benefit of $22.3 million, reflecting an effective tax rate of 37.6%. This compares to income tax expense of $8.5 million for the three months ended September 30, 2008, an effective tax rate of 38.9%.

Net income (loss) attributable to Heartland. As a result of the above factors, we recorded a net loss of $37.1 million for the three months ended September 30, 2009. This compares to net income of $13.4 million for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Nine Months Ended September 30, 2009	% of Total Revenue	Nine Months Ended September 30, 2008	% of Total Revenue	Change
					Amount	%
Total Revenues	$1,232,113	100.0%	$1,158,973	100.0%	$73,140	6.3%
Costs of Services:
Interchange	853,666	69.3%	824,559	71.1%	29,107	3.5%
Dues, assessments and fees	63,393	5.1%	50,815	4.4%	12,578	24.8%
Processing and servicing	148,278	12.0%	130,007	11.2%	18,271	14.1%
Customer acquisition costs	38,479	3.1%	36,482	3.1%	1,997	5.5%
Depreciation and amortization	11,614	0.9%	7,476	0.6%	4,138	55.4%

Total costs of services	1,115,430	90.5%	1,049,339	90.5%	66,091	6.3%
General and administrative	77,247	6.3%	52,917	4.6%	24,330	46.0%

Total expenses	1,192,677	96.8%	1,102,256	95.1%	90,421	8.2%

Income from operations	39,436	3.2%	56,717	4.9%	(17,281)	(30.5)%

Other income (expense):
Interest income	86	—	654	0.1%	(568)	(86.9)%
Interest expense	(1,868)	(0.2)%	(2,296)	(0.2)%	428	(18.6)%
Provision for processing system intrusion	(105,292)	(8.5)%	—	—	(105,292)
Other, net	4	—	(215)	—	219

Total other income (expense)	(107,070)	(8.7)%	(1,857)	(0.2)%	(105,213)

Income (loss) before income taxes	(67,634)	(5.5)%	54,860	4.7%	(122,494)	(223.3)%
Provision for income taxes	(25,484)	(2.1)%	20,967	1.8%	(46,451)	(221.5)%

Net income (loss)	(42,150)	(3.4)%	33,893	2.9%	(76,043)	(224.4)%
Less: Net income attributable to noncontrolling minority interests	16		34		(18)

Net income (loss) attributable to Heartland	$(42,166)	(3.4)%	$33,859	2.9%	$(76,025)	(224.5)%

Total Revenues. Total revenues increased by 6.3%, from $1,159.0 million in the nine months ended September 30, 2008 to $1,232.1 million in the nine months ended September 30, 2009, primarily as a result of a $73.0 million, or 6.5%, increase in processing revenues. The breakout of our total revenues for the nine months ended September 30, 2009 and 2008 was as follows (in thousands of dollars):

	Nine Months Ended September 30,		Change from Prior Year
	2009	2008	Amount	%
Processing revenues, gross (a)	$1,200,662	$1,127,621	$73,041	6.5%
Payroll processing revenues	11,415	9,835	1,580	16.1%
Equipment-related income	20,036	21,517	(1,481)	(6.9)%

Total Revenues	$1,232,113	$1,158,973	$73,140	6.3%

(b)	Includes Visa, MasterCard, AMEX and Discover bankcard processing revenues, AMEX fees, Discover fees, check processing fees, customer service fees, gift card, loyalty and other miscellaneous revenue.

The $73.0 million increase in processing revenues from $1,127.6 million in the nine months ended September 30, 2008 to $1,200.7 million in the nine months ended September 30, 2009 was primarily due to the acquisition in May 2008 of Network Services, which recorded $63.1 million of transaction-based processing revenues in the current year, higher net revenue margin earned on SME bank card processing and higher SME bank card processing volume. The year-over-year comparison was also impacted by the one extra processing day in the nine months ended September 30, 2008. Revenues from our SME bank card processing are earned as a percentage of processing volume. For the nine months ended September 30, 2009, our SME bank card processing volume increased 1.0% to $44.6 billion, compared to $44.2 billion for the nine months ended September 30, 2008. This increase in SME bank card processing volume was attributable to a net increase in SME bank card merchant accounts. Network Services generated its revenues on the 350 million transactions it settled, representing $7.3 billion in processing volume, and the

1,777 million transactions it authorized through its front-end card processing systems during the nine months ended September 30, 2009. We report Network Services’ settled bank card processing revenues net of interchange and dues, assessments and fees because the daily cash settlement with Network Services’ merchants is on a net basis.

Payroll processing revenues, which include fees earned on payroll processing services and interest income earned on funds held for customers, increased by 16.1%, from $9.8 million in the nine months ended September 30, 2008 to $11.4 million in the nine months ended September 30, 2009, primarily due to the 21.6% increase in the number of payroll processing customers from 7,591 at September 30, 2008 to 9,232 at September 30, 2009. Payroll processing fees increased by 19.7% from $9.5 million in the nine months ended September 30, 2008 to $11.4 million in the nine months ended September 30, 2009, while interest income earned on funds held for customers decreased from $338,000 in the nine months ended September 30, 2008 to $50,000 in the nine months ended September 30, 2009 primarily due to lower interest rates in the current period and the application of available interest earning balances to offset bank fees and payables to sponsor banks.

Equipment-related income decreased by 6.9%, from $21.5 million in the nine months ended September 30, 2008 to $20.0 million in the nine months ended September 30, 2009 primarily due to declines in revenues from prepaid card and stored-value card systems at our Debitek, Inc. subsidiary and in the number of new bank card merchants installed during the nine months ended September 30, 2009. Both of these declines were attributable to the weak economy in the current year. The addition of revenues from our May 2008 acquisition of Network Services partially offset these declines.

Costs of services. Costs of services increased 6.3% from $1,049.3 million in the nine months ended September 30, 2008 to $1,115.4 million in the nine months ended September 30, 2009, primarily due to increases in interchange fees, dues, assessments and fees, and processing and servicing costs. Costs of services represented 90.5% of total revenues in the nine-month periods of both years.

Interchange fees increased 3.5% from $824.6 million in the nine months ended September 30, 2008 to $853.7 million in the nine months ended September 30, 2009, and represented 69.3% of total revenues in the nine months ended September 30, 2009, compared to 71.1% in the nine months ended September 30, 2008. The increase in interchange fees was primarily due to the result of including Network Services debit interchange for the full 2009 period and only the four months in the 2008 period since its acquisition, and higher SME bank card processing volume in the nine months ended September 30, 2009. However, interchange fees as a percentage of total revenues declined due to the nature of Network Services’ bank card processing settlement practices. We report Network Services’ bank card processing revenues net of interchange fees because our daily cash settlement with Network Services’ merchants is on a net basis.

Dues, assessments and fees increased 24.8% from $50.8 million in the nine months ended September 30, 2008 to $63.4 million in the nine months ended September 30, 2009, as the result of increases in Visa and MasterCard bank card transaction authorization fees and including Network Services transaction authorization fees for the full 2009 period and only the four months in the 2008 period since its acquisition. Dues, assessments and fees were 5.1% of total revenues in the nine months ended September 30, 2009, compared to 4.4% in the nine months ended September 30, 2008.

Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 11.1% from $283.6 million in the nine months ended September 30, 2008 to $315.1 million in the nine months ended September 30, 2009. The increase in net revenue was driven by the addition of revenues from Network Services and the year-over-year increase in SME processing revenues. Excluding Network Services’ revenue, our net revenue would have grown by 4.4% in the nine months ended September 30, 2009.

Processing and servicing expense for the nine months ended September 30, 2009 increased by $18.3 million, or 14.1%, compared with the nine months ended September 30, 2008. The increase in processing and servicing expense primarily resulted from including Network Services’ processing and servicing costs for the full 2009 period and only the four months in the 2008 period since its acquisition, and costs related to our emphasis on merchant retention after our announcement of the Processing System Intrusion. The increase in processing and servicing expense was also due to costs associated with the increased bank card processing volume, and increases in the costs of operating our Jeffersonville, Indiana service center, particularly the costs of support personnel, including account managers, and depreciation and amortization.

Included in processing and servicing expense was $3.3 million of payroll processing costs in the nine months ended September 30, 2009, an increase of 14.3% from $2.9 million recorded in the nine months ended September 30, 2008. This increase was primarily due to the 21.6% increase in the number of payroll processing customers from 7,591 at September 30, 2008 to 9,232 at September 30, 2009.

As a percentage of total revenue, processing and servicing expense increased to 12.0% for the nine months ended September 30, 2009 compared with 11.2% for the nine months ended September 30, 2008. The increase in processing and servicing as a percentage of total revenue for the nine months ended September 30, 2009 reflects the addition of Network Services’ processing and servicing costs, partially offset by continued leveraging of our lower cost internally developed front-end processing system, HPS Exchange, and cost savings associated with our back-end processing system, Passport. Transactions processed on HPS Exchange represented approximately 87% of our total SME processing transactions during the nine months ended September 30, 2009, compared to 82% during the nine months ended September 30, 2008. We expect the increasing share of HPS Exchange in our SME merchant base to continue in the future, and over time we expect the Network Services’ transactions will be converted over to our platforms.

Customer acquisition costs increased 5.5% from $36.5 million in the nine months ended September 30, 2008 to $38.5 million in the nine months ended September 30, 2009. Increases in amortization of signing bonuses and capitalized customer deferred acquisition costs were primarily responsible for the increase in the customer acquisition costs. The increase in the accrued buyout liability for the nine months ended September 30, 2009 was lower than the prior year nine month period due to a contraction in same store sales and higher merchant attrition, including merchants who have gone out of business. Customer acquisition costs for the nine months ended September 30, 2009 and 2008 included the following components (in thousands of dollars):

	Nine Months Ended September 30,
	2009	2008
Amortization of signing bonuses, net	$30,737	$28,544
Amortization of capitalized customer deferred acquisition costs	11,926	11,178
Increase in accrued buyout liability	8,385	8,449
Capitalized customer deferred acquisition costs	(12,569)	(11,689)

Total Customer Acquisition Costs	$38,479	$36,482

Depreciation and amortization expenses increased $4.1 million, or 55.4%, to $11.6 million in the nine months ended September 30, 2009. The increase was primarily due to amortization recorded on the intangible assets acquired in the acquisitions of the Discover merchant portfolio, Chockstone, Network Services and CPOS and depreciation expense recorded on information technology equipment to support the network and the continuing development of HPS Exchange and Passport. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by employees that worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized increased from $4.7 million in the nine months ended September 30, 2008 to $9.5 million in the nine months ended September 30, 2009. The total amount of capitalized costs for projects placed in service in the nine months ended September 30, 2009 and 2008 was $4.6 million and $1.6 million, respectively.

General and administrative. General and administrative expenses increased 46.0%, from $52.9 million in the nine months ended September 30, 2008 to $77.2 million in the nine months ended September 30, 2009. The increase was primarily due to the addition of Network Services’ general and administrative expenses, and growth in personnel costs including increases in wages and bonuses, medical benefits and a $1.7 million increase in SFAS No. 123(R) stock compensation expense, and legal, consulting and other expenses which are related to the Processing System Intrusion, but that cannot be separated from ongoing expenses. Additionally, the nine months ended September 30, 2009 included $2.8 million for costs of our periodic sales and servicing organization summit, which focuses on the training and development of our organization. Our payroll operation’s general and administrative expenses increased by 26.7%, from $3.7 million in the nine months ended September 30, 2008 to $4.6 million in the nine months ended September 30, 2009.

General and administrative expenses as a percentage of total revenue for the nine months ended September 30, 2009 was 6.3%, an increase from 4.6% for the nine months ended September 30, 2008.

Income from operations. Primarily due to the unfavorable impact which challenging economic conditions had on our revenues and the increase in general and administrative expenses, our income from operations, which we also refer to as operating income, decreased 30.5%, from $56.7 million for the nine months ended September 30, 2008 to $39.4 million for the nine months ended September 30, 2009. Our operating margin, which is measured as operating income divided by net revenue, was 12.5% for the nine months ended September 30, 2009, compared to 20.0% for the nine months ended September 30, 2008. In addition to the impact of the economy, the year-over-year decline in our operating margin was also due to the addition of Network Services whose operating margin is significantly lower than that of our historic business.

Interest income. Interest income decreased from $654,000 in the nine months ended September 30, 2008 to $86,000 in the nine months ended September 30, 2009, primarily due to our use of cash for acquisitions, Processing System Intrusion fines and other costs related to the Processing System Intrusion as well as lower interest rates. (see “—Liquidity and Capital Resources” for more detail).

Interest expense. Interest expense for the nine months ended September 30, 2009 of $1,868,000 decreased from $2,296,000 for the nine months ended September 30, 2008. The year-to-year comparability of interest expense for the nine-month periods was impacted by lower interest rates incurred on our borrowings under our Credit Facility and payables to our sponsor banks during the nine months ended September 30, 2009, and the higher average balance of amounts outstanding under our Credit Facility. Interest expense which we recorded on payables to our sponsor banks resulted from our practice of having our sponsor banks advance interchange fees to most of our merchants. Generally, when we have cash available for investment we fund these advances to our merchants first with our cash, then by incurring a payable to our sponsor banks when that cash has been expended. We pay our sponsor banks the prime rate on these payables. See “—Liquidity and Capital Resources—Credit Facility” for more detail on the borrowings.

Provision for processing system intrusion. During the nine months ended September 30, 2009, we recorded a pre-tax charge of $105.3 million, or about $1.74 per share, for costs we incurred for investigations, remedial actions, legal fees, crisis management services, and accruals for settlement offers and expected costs of settling with certain claimants with whom settlement discussions are underway. See “—Overview—Processing System Intrusion and —Critical Accounting Estimates—Reserve for Processing System Intrusion” for more details on the Processing System Intrusion.

Income taxes. Income taxes for the nine months ended September 30, 2009 were a benefit of $25.5 million, reflecting an effective tax rate of 37.7%. This compares to income tax expense of $21.0 million for the nine months ended September 30, 2008, an effective tax rate of 38.2%.

Net income (loss) attributable to Heartland. As a result of the above factors, we recorded a net loss of $42.2 million for the nine months ended September 30, 2009. This compares to net income of $33.9 million for the nine months ended September 30, 2008.

Balance Sheet Information

	September 30,	December 31,
	2009	2008
	(in thousands)
Selected Balance Sheet Data

Cash	$39,028	$27,589
Funds held for payroll customers	16,836	22,002
Receivables, net	149,085	140,145
Current tax asset	14,706	2,440
Current deferred tax asset	22,755	6,723
Capitalized customer acquisition costs, net	73,147	77,737
Property and equipment, net	96,832	75,443
Goodwill	59,373	58,456
Intangible assets	35,971	36,453
Total assets	524,787	463,619

Due to sponsor banks	82,156	68,212
Accounts payable	27,273	25,864
Deposits held for payroll customers	16,836	22,002
Borrowings:
Current portion	58,544	58,522
Long term portion	10,559	16,984
Accrued buyout liability:
Current portion	9,699	10,547
Long term portion	33,407	30,493
Reserve for Processing System Intrusion	82,911	—
Total liabilities	387,457	284,256
Total stockholders’ equity	137,166	179,244

September 30, 2009 Compared to December 31, 2008

Total assets increased $61.2 million, or 13.2%, to $524.8 million at September 30, 2009 from $463.6 million at December 31, 2008, primarily due to increases in cash, receivables, current tax assets, deferred tax assets, and property and equipment. Funds held for payroll customers decreased $5.2 million to $16.8 million at September 30, 2009, with an equivalent increase in the liability for deposits held for payroll customers. Cash increased by $11.4 million, or 41.5% (see “—Liquidity and Capital Resources” for more detail).

Our receivables primarily are due from our bank card processing merchants and result from our practice of advancing interchange fees to most of our SME merchants during the processing month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge merchants for processing transactions. Generally, these advances to our SME merchants are funded first with our cash available for investment, then by incurring a payable to our sponsor banks when that cash has been expended. At September 30, 2009, we used $7.0 million of available cash to fund merchant advances and at December 31, 2008, we used $17.5 million of cash to fund merchant advances. The amount due to sponsor banks for funding advances was $82.2 million at September 30, 2009 and $68.2 million at December 31, 2008. The payable to sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment and check processing terminals.

Receivables also include amounts resulting from the sale, installation, training and repair of payment system hardware and software for prepaid card and stored-value card payment systems and campus payment solutions.

The increase in current tax assets and deferred tax assets resulted primarily from our establishing a $82.9 million Reserve for Processing System Intrusion (see “— Critical Accounting Estimates — Reserve for Processing System Intrusion” for more detail).

Total stockholders’ equity decreased $42.1 million from December 31, 2008 primarily due to recording a net loss of $42.2 million for the nine months ended September 30, 2009, repurchasing $3.2 million of treasury shares and declaring $1.7 million in dividends on our common stock. Offsetting increases in total stockholders’ equity resulted from proceeds received from the exercise of stock options and tax benefits related to those stock option exercises.

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

On September 30, 2009, we were fully borrowed on our credit facilities, which total $68.8 million. However, the revolving credit facility provides for an increase of $25 million upon the prior approval of the administrative agent. See “— Credit Facility” for more details.

Our working capital, defined as current assets less current liabilities, was negative by $79.5 million at September 30, 2009 primarily due to the following: (i) $82.9 million in Reserves for Processing System Intrusion, which remain unpaid at September 30, 2009, and (ii) our Revolving Credit Facility, which expires on September 4, 2012, with $50 million in borrowings classified as a current liability. Management believes that this working capital deficiency will not cause illiquidity and that we will be able to satisfy our obligations in the normal course because: (i) while we expect the $50 million Revolving Credit Facility may be refinanced, we have the flexibility to defer repayment until 2012, and (ii) the terms related to the ultimate payment of the $82.9 million Reserve for Processing System Intrusion have not been established, but our willingness to agree to any settlement and payment thereof is contingent upon our ability to obtain appropriate financing.

At September 30, 2009, we had cash on our Balance Sheet totaling $39.0 million compared to cash of $27.6 million at December 31, 2008. Our September 30, 2009 cash balance included approximately $27.4 million of processing-related cash in transit and collateral, compared to approximately $17.6 million of cash in transit and collateral at December 31, 2008.

2009 Acquisition. On July 31, 2009, we purchased for $3.2 million the existing Discover merchant portfolio, which we were already processing. This purchase related to our 2008 agreement with DFS Services, LLC, which enables us to offer bank card merchants a streamlined process that enables them to accept Discover Network cards on our processing platforms. This asset is being amortized for the next 82 months in proportion to estimated future cash flows.

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

Cash Flow Provided by Operating Activities. We reported net cash provided by operating activities of $58.3 million in the nine months ended September 30, 2009, compared to net cash provided by operating activities of $86.0 million in the nine months ended September 30, 2008.

The most significant contributor to the decline in the amount of cash provided by operating activities for the nine months ended September 30, 2009 was the cash payments we made related to the Processing System Intrusion. For the nine months ended September 30, 2009, we paid $20.4 million for costs we incurred for investigations, remedial actions, legal fees, crisis management services and assessments imposed on our sponsor banks (who have asserted rights to indemnification from us pursuant to our agreements with them) by card brands.

Also contributing to the lower amount of cash provided by operating activities for the nine months ended September 30, 2009 was a smaller increase in payables due to sponsor banks. Contained within other changes in operating assets and liabilities are the changes in our receivables from merchants and due to sponsor banks. Advances of interchange fees to our SME merchants, which generate a receivable from our merchants, are funded first from our available cash, then by incurring a payable to our sponsor banks when that cash has been expended. The payable to the sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. At September 30, 2009, we had used $7.0 million of cash to fund merchant advances. At December 31, 2008, we used $17.5 million of available cash to fund merchant advances. The amount due to sponsor banks for funding advances was $82.2 million at September 30, 2009 and $68.2 million at December 31, 2008. During the nine months ended September 30, 2009, our receivables from SME merchants increased $3.6 million, while we increased our payable to sponsor banks by $13.9 million. During the nine months ended September 30, 2008, our receivables from SME merchants increased $15.1 million, while we increased our payable to sponsor banks by $29.6 million.

Other major determinants of operating cash flow are net signing bonus payments, which consume operating cash as we install new merchants, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout liability” for more information. Net signing bonuses of $25.5 million and $35.7 million, respectively, were paid in the nine months ended September 30, 2009 and 2008. The reduction in net signing bonuses paid during the nine months ended September 30, 2009 reflects a year-over-year decline in newly installed margin. In the nine months ended September 30, 2009 and 2008, we reduced the accrued buyout liability by making buyout payments of $6.3 million and $5.3 million, respectively.

Cash Flow Used in Investing Activities. Net cash used in investing activities was $36.5 million for the nine months ended September 30, 2009, compared to $125.5 million for the nine months ended September 30, 2008. The amount of cash used in investing activities was substantially higher in the prior year nine-month period due to acquisitions. During the year ended December 31, 2008, we invested in the following acquisitions: March 2008, we acquired CPOS for a net cash payment of $10.1 million; May 2008, we acquired Network Services for a cash payment of $92.5 million; and November 2008, we acquired Chockstone, Inc. for a net cash payment of $4.0 million. On July 31, 2009, we purchased for $3.2 million the existing Discover merchant portfolio, which processed through Heartland.

During each nine-month period, we used cash to fund capital expenditures. Total capital expenditures for the nine months ended September 30, 2009 were $33.6 million, compared to $22.4 million invested in the nine months ended September 30, 2008. Capital expenditures include costs of $15.0 million and $8.5 million in the nine months ended September 30, 2009 and 2008, respectively, related to construction of our new Service Center facility. Construction commenced in 2006 and we completed 96,000 square feet of office space for Phase 1 of the new service center and opened it for operation in December 2007. In December 2008 our processing equipment deployment group moved into a portion of an additional 125,000 square feet of multi-use space constructed on the site. See “—Contractual Obligations” for more detail regarding cumulative cash outlays and expected future funding requirements related to our new service center. We also continued building our technology infrastructure, primarily for hardware and software needed for the security and expansion of HPS Exchange and Passport. To further develop our technology, we anticipate that these expenditures will continue near current levels. Additionally, our technology expenditures could be increased by measures we implement after the Processing System Intrusion to further enhance the security of our computer system.

Cash Flow (Used In) Provided By Financing Activities. Net cash used in financing activities was $10.4 million for the nine months ended September 30, 2009, compared to net cash provided of $51.1 million for the nine months ended September 30, 2008. Cash flow from financing activities in the nine months ended September 30, 2008 was positive due to proceeds from borrowing under our Credit Facility to fund an acquisition. See “— Credit Facility” for more details on these borrowings and the application of funds borrowed.

Cash used in financing activities in each nine-month period included cash for common stock repurchases. See “— Common Stock Repurchases” for more information on our common stock repurchases authorization. We used $3.2 million of cash to repurchase 350,400 shares of our common stock during the nine months ended September 30, 2009, compared to $18.0 million of cash to repurchase 781,584 shares of our common stock during the nine months ended September 30, 2008. During the nine months ended September 30, 2009 and 2008, employees exercised stock options generating cash proceeds in the aggregate of $0.5 million and $2.7 million, respectively.

During the nine months ended September 30, 2009, we made term loan amortization payments of $6.2 million due under our Term Credit facility. See “— Credit Facility” for more details.

Cash dividends paid in the nine months ended September 30, 2009 were $1.7 million, compared to dividends paid of $10.1 million in the nine months ended September 30, 2008. See “— Dividends on Common Stock” for more information on our common stock dividends.

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

The Amended and Restated Credit Agreement contains covenants, which include our maintenance of certain leverage and fixed charge coverage ratios, limitations on our indebtedness, liens on our properties and assets, our investments in, and loans to, other business units, our ability to enter into business combinations and asset sales, and certain other financial and non-financial covenants. These covenants also apply to our subsidiaries. In accordance with the August 3, 2009 amendment to the Amended and Restated Credit Agreement, we were in compliance with these covenants as of September 30, 2009.

Under the terms of the Amended and Restated Credit Agreement, we may borrow, at our option, at interest rates equal to one, two, three or nine month adjusted LIBOR rates or equal to the greater of prime and the federal funds rate plus 0.50%, in each case plus a margin determined by our current leverage ratio.

The Revolving Credit Facility may be used to finance future construction projects and acquisitions in accordance with the terms of the Credit Agreement and for our other working capital needs and general corporate purposes. On May 30, 2008, the Company borrowed $50 million under the Revolving Credit Facility and $25 million under the Term Credit Facility. All of the proceeds of both such borrowings were applied to finance and pay expenses related to the acquisition of Network Services. At September 30, 2009, there was $50 million outstanding under the Revolving Credit Facility and $18.8 million outstanding under the Term Credit Facility.

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

Under these authorizations, we repurchased an aggregate of 2,924,684 shares of our common stock during the years ended December 31, 2007 and 2008 and the nine months ended September 30, 2009 at a cost of $65.1 million, or average cost of $22.25 per share.

During the nine months ended September 30, 2009 and 2008, we repurchased 350,400 shares and 781,584 shares, respectively, of our common stock at average per share costs of $9.14 and $23.02. At September 30, 2009, we have remaining authorization to repurchase up to 175,316 additional shares of our common stock.

Dividends on Common Stock. The following table summarizes quarterly cash dividends declared and paid on our common stock during 2009 and 2008:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share

Nine Months Ended September 30, 2009:
February 24, 2009	March 9, 2009	March 16, 2009	$0.025
May 7, 2009	May 25, 2009	June 15, 2009	$0.01
August 3, 2009	August 25, 2009	September 15, 2009	$0.01

Twelve Months Ended December 31, 2008:
February 13, 2008	February 28, 2008	March 15, 2008	$0.09
April 30, 2008	May 23, 2008	June 15, 2008	$0.09
August 5, 2008	August 22, 2008	September 15, 2008	$0.09
November 4, 2008	November 24, 2008	December 15, 2008	$0.09

On November 3, 2009, our Board of Directors declared a quarterly cash dividend of $0.01 per share of common stock, payable on December 15, 2009 to stockholders of record as of November 23, 2009. During 2009, after considering economic conditions and our financial obligations related to the Processing System Intrusion, our Board of Directors reduced our quarterly dividend rate. The payment of dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend on, among other factors, our earnings, stockholders’ equity, cash position and financial condition.

Contractual Obligations. The Visa and MasterCard networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of our SME transactions involve the delivery of the product or service at the time of the transaction, a good estimate of our exposure to chargebacks is the last four months’ processing volume on SME portfolio, which was $20.3 billion for the four months ended September 30, 2009 and $18.7 billion for the four months ended December 31, 2008. However, for the four months ended September 30, 2009 and December 31, 2008, we were presented with $11.4 million and $10.2 million, respectively, of chargebacks by issuing banks. In the nine months ended September 30, 2009 and the 2008 full year, we incurred bankcard merchant credit losses of $4.1 million and $5.1 million, respectively, on total SME dollar volume processed of $43.8 billion and $57.9 billion, respectively. These credit losses are included in processing and servicing expense in our consolidated statements of income.

Chargebacks originating from large national merchant bank card processing are processed and carried by Fifth Third Bank, which is our third-party outsourced processor for settling large national merchant accounts.

The following table reflects our significant contractual obligations as of September 30, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Processing providers (a)	$16,111	$11,338	$4,773	$—	$—
Telecommunications providers	5,114	4,085	1,029	—	—
Office and equipment leases	14,595	4,474	4,913	2,938	2,270
Term Credit Facility (b)	18,750	8,333	10,417	—	—
Construction and equipment (c)	3,316	3,316	—	—	—
Capital Lease Obligations	385	241	144	—	—

	$58,271	$31,787	$21,276	$2,938	$2,270

(a)	We have agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. Our agreements with third-party processors may require us to submit a minimum monthly number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay them the fees that they would have received if we had submitted the required minimum number or volume of transactions.
(b)	Interest rates on the Term credit Facility are variable. If interest rates were to remain at the September 30, 2009 level, we would make interest payments of $508,000 in the next 1 year and $254,000 in the next 1 to 3 years, or a total of $762,000. In addition, we have $50 million outstanding under our Revolving Credit Facility at September 30, 2009. The Revolving Credit Facility is available to us on a revolving basis commencing on May 30, 2008 and ending on September 4, 2012.
(c)	These amounts relate to contractual commitments we have for developing land and constructing our new Service Center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with the development of this site. Through September 30, 2009, we have spent approximately $63.2 million of our cash on our new Service Center, including $1.7 million to acquire land.

In addition, we record a payable to sponsor banks each month in conjunction with our monthly processing activities. This amount was $82.2 million as of September 30, 2009. This amount is repaid on the first business day of the following month out of the fees collected from our merchants.

Unrecognized Tax Benefits. At September 30, 2009, we had gross tax effected unrecognized tax benefits of approximately $13 million. See “— Critical Accounting Estimates — Income Taxes.” As of September 30, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

Legal and Regulatory Considerations

Processing System Intrusion Legal Proceedings

To date, we have had several lawsuits filed against us and additional lawsuits may be filed. These include lawsuits which assert claims against us by cardholders (including various putative class actions seeking in the aggregate to represent all cardholders in the United States whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion), and banks that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion (including various putative class actions seeking to represent all financial institutions that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion), seeking damages allegedly arising out of the Processing System Intrusion and other related relief. The actions generally assert various common-law claims such as claims for negligence and breach of contract, as well as, in some cases, statutory claims such as violation of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The putative cardholder class actions seek various forms of relief including damages, injunctive relief, multiple or punitive damages, attorney’s fees and costs. The putative financial institution class actions seek compensatory damages, including recovery of the cost of issuance of replacement cards and losses by reason of unauthorized transactions, as well as injunctive relief, attorney’s fees and costs.

On June 10, 2009, the Judicial Panel on Multidistrict Litigation (the “JPML”) entered an order centralizing these cases for pre-trial proceedings before the United States District Court for the Southern District of Texas, under the caption In re Heartland Payment Systems, Inc. Customer Data Security Breach Litigation, MDL No. 2046, 4:09-md-2046. On August 24, 2009, the

court appointed interim co-lead and liaison counsel for the financial institution and consumer plaintiffs. On September 23, 2009, the financial institution plaintiffs filed a Master Complaint in the MDL proceedings, which we moved to dismiss on October 23, 2009. Briefing on that motion to dismiss is expected to conclude on December 18, 2009. The consumer plaintiffs obtained an extension of time to file their Master Complaint, which is now due on December 4, 2009. The putative consumer class actions and putative financial institution class actions filed against us and pending through November 6, 2009 are described in “Legal Proceedings—Processing System Intrusion Legal Proceedings.” In addition, on October 14, 2009, the Clark County Indiana Teachers Federal Credit Union filed a complaint in the Clark Circuit Superior Court of the State of Indiana, seeking damages allegedly arising out of the Processing System Intrusion and other related relief on an individual basis. This action is captioned Clark County Indiana Teachers Federal Credit Union v. Heartland Payment Systems, Inc., Civ. No. 10D02-0910-LL-1209, and asserts claims for negligence and breach of contract. We have not yet responded to the complaint.

Four securities class action complaints were filed in the United States District Court for the District of New Jersey: Davis v. Heartland Payment Systems, Inc., Robert O. Carr and Robert H. B. Baldwin, Jr., 3:09-cv-01043-AET-TJB (March 6, 2009); Ivy v. Heartland Payment Systems, Inc., Robert O. Carr and Robert H. B. Baldwin, Jr., 3:09-cv-01264-AET-JJH (March 19, 2009); Ladensack v. Heartland Payment Systems, Inc., Robert O. Carr and Robert H. B. Baldwin, Jr., 3:09-cv-01632-FLW-TJB (April 3, 2009); and Morr v. Heartland Payment Systems, Inc., Robert O. Carr and Robert H. B. Baldwin, Jr., 3:09-cv-01818-JAP-LHG (April 16, 2009). All four complaints contained similar allegations. In Ladensack, the plaintiff purported to represent all individuals who bought our securities between February 13, 2008, and February 23, 2009. In Davis, Ivy and Morr, the plaintiffs initially purported to represent all individuals who bought our securities between August 5, 2008, and February 23, 2009 (the “Class Period”). However, on April 7, 2009, counsel for the Davis and Ivy plaintiffs issued a press release announcing the purported expansion of the alleged Class Period to February 13, 2008 to February 23, 2009. On April 16, 2009, counsel for the Morr plaintiff issued a similar press release. In each case, the plaintiff alleged that Heartland and two of our officers made material misrepresentations and/or omissions to security holders concerning the Processing System Intrusion in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and that four Heartland insiders engaged in insider trading in our securities. The plaintiffs sought various forms of relief, including damages, attorneys’ fees, and costs and expenses. On May 6, 2009, plaintiff J.P. Ladensack filed a Notice of Voluntary Dismissal to dismiss the Ladensack action, which was granted by the Court on May 7, 2009. On May 27, 2009, the three remaining securities class actions were consolidated into In re Heartland Payment Systems, Inc. Securities Litigation, 3:09-cv-01043-AET-TJB (the “Consolidated Securities Class Action”). The Teamsters Local Union No. 727 Pension Fund and Genesee County Employees’ Retirement System were appointed Co-Lead Plaintiffs for the purported class pursuant to 15 U.S.C. § 78u-4(a)(3)(B).

On August 20, 2009, Lead Plaintiffs filed an Amended Consolidated Class Action Complaint for Violations of the Federal Securities Laws (the “Amended Complaint”). Lead Plaintiffs purport to represent all individuals who bought our securities between February 13, 2008 and February 23, 2009. The Amended Complaint alleges that we and two of our officers made material misrepresentations and/or omissions to security holders concerning our network security and the Processing System Intrusion in violation of Sections 10(b) and 20(a) of the Exchange Act. Lead Plaintiffs seek various forms of relief, including damages, attorneys’ fees, and costs and expenses. On September 25, 2009, we moved to dismiss the Amended Complaint. Lead Plaintiffs filed their opposition to our motion to dismiss on October 26, 2009. We filed our reply to Lead Plaintiffs’ opposition on November 3, 2009. The Court has not yet ruled on our motion.

In addition, the original four securities class actions were identified as potential “tag-along actions” to In re: Heartland Payment Systems, Inc. Computer System Intrusion Litigation, MDL No. 2046, discussed above. On June 12, 2009, the Clerk of the JPML issued a Conditional Transfer Order for “tag-along actions” to be similarly transferred to the Southern District of Texas. The Conditional Transfer Order did not include the Consolidated Securities Class Action. On June 19, 2009, we filed a Motion for Transfer of Tag-Along Action Pursuant to 28 U.S.C. § 1407 seeking to have the Consolidated Securities Class Action transferred as a “tag-along action” to In re: Heartland Payment Systems, Inc. Computer System Intrusion Litigation, MDL No. 2046. The JPML denied our Motion for Transfer on October 6, 2009.

On May 20, 2009, we received a letter from counsel purporting to represent Heartland shareholders Charles Lee and Paul Miele demanding that we initiate suit against members of the Board of Directors and certain executive officers to recover damages for alleged breaches of fiduciary duty and to correct supposed deficiencies in our internal controls. The Board has formed an independent Special Committee, represented by independent counsel (Ballard Spahr Andrews & Ingersoll, LLP), that is investigating the allegations in the demand letter in order to recommend to the Board whether suit should be filed or what other action, if any, should be taken in response to the demand.

On July 14, 2009, Eric Kirkham filed a Verified Shareholder Derivative Complaint in the United States District Court, District of New Jersey, Erik Kirkham, derivatively on behalf of Heartland Payment Systems, Inc. v. Robert O. Carr, Mitchell L. Hollin, Robert H. Niehaus, Marc J. Ostro, Jonathan J. Palmer, George F. Raymond, Richard W. Vague and Robert H.B. Baldwin, Jr. (Defendants) and Heartland Payment Systems, Inc. (Nominal Defendant), (the “Kirkham Complaint”) purportedly for the benefit of nominal defendant Heartland Payment Systems, Inc., which names current and former members of our Board of Directors and certain executive officers, Kirkham v. Carr et al., 3:09-cv-03444-AET-DEA (the “Kirkham Action”). The Kirkham Complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, alleging that the Board members and certain executive officers caused Heartland to disseminate to our shareholders materially misleading and inaccurate information, ignored supposed inadequacies within our internal controls practices and procedures, and failed to make a good faith effort to correct the problems or prevent their recurrence from February 13, 2008 to July 14, 2009. The plaintiff seeks various forms of relief, including damages, injunctive relief, restitution, and attorneys’ fees and costs. On September 11, 2009, Paul Miele filed a Verified Shareholder Derivative Complaint in the United States District Court, District of New Jersey, Paul Miele, derivatively on behalf of nominal defendant Heartland Payment Systems, Inc. v. Robert O. Carr, Robert H. B. Baldwin, Mitchell L. Hollin, Robert H. Niehaus, Marc J. Ostro, Jonathan J. Palmer, George F. Raymond and Richard W. Vague (Defendants) and Heartland Payment Systems, Inc. (Nominal Defendant) (the “Miele Complaint”) purportedly for the benefit of nominal defendant Heartland Payment Systems, Inc., which names members of our Board of Directors and certain executive officers as defendants, Miele v. Carr et al., 3:09-cv-04687-JAP-LHG (D.N.J.) (the “Miele Action”). On September 14, 2009, Charles Lee filed a Verified Shareholder Derivative Complaint in the United States District Court, District of New Jersey, Charles Lee, derivatively on behalf of nominal defendant Heartland Payment Systems, Inc. v. Robert O. Carr, Robert H. B. Baldwin, Mitchell L. Hollin, Robert H. Niehaus, Marc J. Ostro, Jonathan J. Palmer, George F. Raymond and Richard W. Vague (Defendants) and Heartland Payment Systems, Inc. (Nominal Defendant) (the “Lee Complaint”) purportedly for the benefit of nominal defendant Heartland Payment Systems, Inc., which names members of our Board of Directors and certain executive officers as defendants, Lee v. Carr et al., 3:09-cv-04729-FLW-LHG (D.N.J.) (the “Lee Action”). The Miele and Lee Complaints assert a single claim for breach of fiduciary duty, alleging that our Board members and certain of our executive officers knowingly failed to establish and maintain adequate network security, concealed news about security breaches and our network security from our shareholders, and then failed to correct network security problems and/or prevent their recurrence. The plaintiffs in the Miele and Lee Actions seek various forms of relief, including damages, attorneys’ fees and costs and expenses. On October 6, 2009, a consent order was entered that relieved the defendants in the Kirkham Action of their obligation to respond to the Kirkham Complaint until a schedule can be agreed upon regarding the consolidation and/or coordination of the Kirkham, Miele, and Lee Actions. An independent Special Committee of the Board of Directors, represented by independent counsel (Ballard Spahr Andrews & Ingersoll, LLP), is investigating the allegations in the Kirkham, Miele, and Lee Complaints in order to recommend to the Board what, if any, actions should be taken.

In addition, a putative merchant class action has been commenced that seeks to represent all merchants against whom Heartland asserts or has asserted a claim for chargebacks or fines related to compromised credit card data since 2006. Filed on March 9, 2009 in the Circuit Court of the City of Saint Louis, Missouri, the action is captioned S.M. Corporation, d/b/a Mike Shannon’s Steak & Seafood v. Orbit POS Systems, Inc. and Heartland Payment Systems, Inc., Case No. 0822-CC07833. The action asserts various common-law claims, including for breach of contract, unjust enrichment, fraudulent misrepresentation, and breach of the duty of good faith and fair dealing, and seeks various forms of relief including damages, injunctive relief, and attorney’s fees. We moved to dismiss that action on June 8, 2009, which motion remains pending. Separately, we have asserted various common-law claims, including for breach of contract, against the named merchant plaintiff in the Missouri action in an action captioned Heartland Payment Systems, Inc v. Mike Shannon, individually, and S.M. Corporation, d/b/a Mike Shannon’s Steak & Seafood, Civ. No. L-6619-08 in New Jersey Superior Court. This action seeks to recover from the merchant certain fines and fees that were assessed by Visa and MasterCard and paid by the Company, along with attorney’s fees and costs.

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

Although we intend to defend the lawsuits, investigations and inquiries described above vigorously, we cannot predict the outcome of such lawsuits, investigations and inquiries. Apart from damages claimed in such lawsuits and in other lawsuits relating to the Processing System Intrusion that may be filed, we may be subject to fines or other obligations as a result of the government inquiries and investigations described above and additional governmental inquiries or investigations relating to the Processing System Intrusion that may be commenced. The card brands also have asserted and may assert claims seeking to impose fines, penalties, and/or other assessments against us or our sponsor banks (who would seek indemnification from us pursuant to our agreements with them) based upon the Processing System Intrusion. By these claims, we expect the card brands to seek to recover from us, or from our sponsor banks (who would in turn seek to recover from us), assessments in respect of fraud losses and operating expenses (including card reissuance costs and non-ordinary-course account monitoring expenses) that the card brands believe either themselves or their issuers to have incurred by reason of the Processing System Intrusion, as well as fines and/or penalties by reason of our alleged failure to comply with the card brands’ operating regulations. The amounts we are required to pay to defend against and/or resolve the claims by the card brands described above could have a material adverse effect on our results of operations and financial condition.

Costs we expect to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion will be recognized as incurred. Such costs are expected to be material and could adversely impact our results of operations, financial condition and cash flow.

For the three and nine months ended September 30, 2009, we recorded pre-tax expenses of $73.3 million and $105.3 million, respectively, or about $1.22 and $1.74 per share, respectively, associated with the Processing System Intrusion. The majority of these charges, or approximately $90.8 million, related to: (i) assessments imposed in April 2009 by MasterCard and VISA against us and our sponsor banks, (ii) settlement offers we made to certain card brands in an attempt to resolve certain of the claims asserted against our sponsor banks (who have asserted rights to indemnification from us pursuant to our agreements with them), and (iii) expected costs of settling with certain claimants with whom settlement discussions are underway. Notwithstanding our belief that we have strong defenses against the claims that are the subject of the settlement offers and the settlement discussions described in (ii) and (iii) above, we decided to make such settlement offers and engage in such settlement discussions in attempts to avoid the costs and uncertainty of litigation. We are prepared to vigorously defend ourselves against all the claims relating to the Processing System Intrusion that have been asserted against us and our sponsor banks to date.

The accrual relating to the settlement offers and the settlement discussions during the nine months ended September 30, 2009 resulted in our creating a $82.9 million Reserve for Processing System Intrusion at September 30, 2009. To date, we have not received acceptance of any of the settlement offers noted in (ii) above and no definitive agreements have been reached with respect to the settlements noted in (iii) above. Therefore it should not be assumed that we will resolve the claims that are the subject of the settlement offers or the subject of settlement discussions for the amounts of the settlement offers or the expected costs of settling with certain claimants as discussed above. We understand that the reserve related to the settlement offers is required by SFAS No. 5, “Accounting for Contingencies” (ASC 450-20), based solely on the fact we tendered offers of settlement in the amounts we have accrued. It is possible we will end up resolving the claims that are the subject of the settlement offers and the settlement discussions, either through settlements or pursuant to litigation, for amounts that are significantly greater than the amount we have reserved to date. Moreover, even if the claims that are the subject of the settlement offers and the settlement discussions were resolved for the amount we have reserved, that would still leave unresolved a significant portion of the claims that have been asserted against us or our sponsor banks relating to the Processing System Intrusion. We feel that we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion, including those claims that are not the subject of the settlement offers.

While we have determined that the Processing System Intrusion has triggered other loss contingencies, to date an unfavorable outcome is not believed by us to be probable on those claims that are pending or have been threatened against us, or that we consider to be probable of assertion against us, and we do not have sufficient information to reasonably estimate the loss we would incur in the event of an unfavorable outcome on any such claim. Therefore, in accordance with SFAS No. 5 (ASC 450-20) no reserve/liability has been recorded as of September 30, 2009 with respect to any such claim, except for the assessments actually imposed by MasterCard and Visa, the amounts of the settlement offers we made and the expected costs of settling with certain claimants as discussed above. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that we will incur on that claim is reasonably estimable, we will record a reserve for the claim in question. If and when, we record such a reserve, it could be material and could adversely impact our results of operations, financial condition and cash flow.

The remainder of the expenses and accruals related to the Processing System Intrusion recorded in the three and nine months ended September 30, 2009 were primarily for legal fees and costs we incurred for investigations, remedial actions and crisis management services. Additional costs we expect to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion will be recognized as incurred. Such costs are expected to be material and could adversely impact our results of operations, financial condition and cash flow.

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

On September 9, 2009, VeriFone Israel Ltd. filed a lawsuit in the Northern District of California alleging patent infringement of U.S. Patent No. 6,853,093 by our prototype NP3000 payment terminals. VeriFone Israel seeks injunctive relief against the alleged infringement and damages, including enhanced damages for willfulness and reasonable attorneys’ fees. On October 13, 2009, VeriFone Israel Ltd. amended its complaint to add an additional plaintiff, VeriFone Holdings, Inc., and seeking declaratory judgment that VeriFone Holdings was not involved in certain unfair business activity including tortious interference with contract and prospective economic advantage, tortious refusal to deal, breach of contract, breach of implied duty of good faith and fair dealing, unfair competition and defamation. These declaratory judgment counts regarding VeriFone’s unfair business activities correspond to affirmative claims we brought against VeriFone Holdings in New Jersey State Court, previously. We have filed a motion to dismiss the declaratory judgment actions by VeriFone Holdings from the Northern District of California lawsuit.

On November 6, 2009, we filed a separate lawsuit against VeriFone Holdings, Inc. in United States District Court, District of New Jersey, alleging multiple federal law claims, including trademark infringement and false advertising under the Lanham Act, and violation of the Anti-cybersquatting Protection Act. We are seeking injunctive relief and damages, including enhanced damages for willfulness as well as attorneys’ fees. On the same day that we filed the lawsuit, we also filed an emergency application for a temporary restraining order and a preliminary injunction, directed against VeriFone Holdings. On November 6, 2009, VeriFone Holdings, Inc. also filed a lawsuit against us in the United States District Court for the Northern District of California, alleging a federal law claim for false advertising under the Lanham Act and a state law claim for unfair competition under the California Business and Professions Code. VeriFone Holdings seeks injunctive relief and damages, including enhanced damages for willfulness and attorneys’ fees.

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

We have interest rate risk related to our payable to our sponsor banks. During each month, KeyBank and Heartland Bank advance interchange fees to most of our merchants. We fund these advances first by applying a portion of our available cash and then by incurring a significant payable to our sponsor banks, bearing interest at the prime rate. At September 30, 2009, our payable to our sponsor banks was $82.2 million. This payable is repaid on the first business day of the following month out of fees collected from our merchants. During the quarter ended September 30, 2009, the average daily interest-bearing balance of that payable to sponsor banks was approximately $36 million. The outstanding balance of our payable to our sponsor banks is directly related to our bank card processing volume and also will fluctuate depending on the amount of our available cash. A hypothetical 100 basis point change in short-term interest rates applied to our average payable to sponsor banks would result in a change of approximately $360,000 in annual pre-tax income.

We also incur interest rate risk on borrowings under our Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides for a Revolving Credit Facility in an aggregate amount of up to $50 million and a Term Credit Facility with an outstanding balance of $18.8 million at September 30, 2009. The Term Credit Facility requires amortizing payments in the amount of $2,083,333 on the last business day of each fiscal quarter commencing March 31, 2009. Under the terms of the Amended and Restated Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or nine month adjusted LIBOR rates or equal to the greatest of prime, and the federal funds rate plus 0.50%, in each case plus a margin determined by the Company’s current leverage ratio. During the quarter ended September 30, 2009, the average daily interest-bearing balance outstanding under the Amended and Restated Credit Agreement was $70.8 million. A hypothetical 100 basis point increase in short-term interest rates applied to our average outstanding balance under the Amended and Restated Credit Agreement would result in a decline of approximately $708,000 in annual pre-tax income.

While the bulk of our cash is held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities of up to three years. At September 30, 2009, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $48,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $37,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $48,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $37,000.

Foreign Currency Risk. While substantially all of our business is conducted in U.S. dollars, our Canadian processing subsidiary, CPOS, conducts its operations in Canadian dollars. Consequently, a portion of CPOS’ revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our CPOS subsidiary. We have not hedged our translation risk on foreign currency exposure. For the nine months ended September 30, 2009, foreign currency exposures had an immaterial impact on our revenues and our net income. At September 30, 2009, cumulative fluctuations in exchange rates on CPOS’ assets and liabilities reduced our Other Comprehensive Income by $1.3 million.

We do not hold or engage in the trading of derivative financial, commodity or foreign exchange instruments.

Office Facilities

At September 30, 2009, we owned one facility and leased eleven facilities, which we use for operational, sales and administrative purposes.

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

We also lease the following facilities as of September 30, 2009:

Location	Square Feet	Expiration
Alpharetta, Georgia	3,008	November 30, 2010
Chattanooga, Tennessee	9,461	September 30, 2014
Cleveland, Ohio	17,696	September 30, 2012 for 15,940 square feet. 1,756 square feet of the total are on a month-to-month commitment.
Colorado Springs, Colorado	10,431	December 31, 2009
Johnson City, Tennessee	45,000	October 22, 2010
Phoenix, Arizona	1,284	March 31, 2010
Plano, Texas	49,015	May 31, 2015 for 26,988 square feet. January 14, 2019 for 22,027 square feet.
Portland, Oregon	14,203	September 30, 2010
West Windsor Township, New Jersey	5,288	May 31, 2013
Woodbridge, Ontario, Canada	2,205	February 28, 2010

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Quantitative and Qualitative Disclosures About Market Risk.”

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. Based upon that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective and provided reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

During the quarter ended September 30, 2009, there was no change in the Company’s internal controls over financial reporting (as defined in Rule 13 a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Processing System Intrusion Legal Proceedings

To date, we have had several lawsuits filed against us and additional lawsuits may be filed. These include lawsuits which assert claims against us by cardholders (including various putative class actions seeking in the aggregate to represent all cardholders in the United States whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion) and banks that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion (including various putative class actions seeking to represent all financial institutions that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion), seeking damages allegedly arising out of the Processing System Intrusion and other related relief. The actions generally assert various common-law claims such as claims for negligence and breach of contract, as well as, in some cases, statutory claims such as violation of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The putative cardholder class actions seek various forms of relief including damages, injunctive relief, multiple or punitive damages, attorney’s fees and costs. The putative financial institution class actions seek compensatory damages, including recovery of the cost of issuance of replacement cards and losses by reason of unauthorized transactions, as well as injunctive relief, attorney’s fees and costs.

On June 10, 2009, the Judicial Panel on Multidistrict Litigation (the “JPML”) entered an order centralizing these cases for pre-trial proceedings before the United States District Court for the Southern District of Texas, under the caption In re Heartland Payment Systems, Inc. Customer Data Security Breach Litigation, MDL No. 2046, 4:09-md-2046. On August 24, 2009, the court appointed interim co-lead and liaison counsel for the financial institution and consumer plaintiffs. On September 23, 2009, the financial institution plaintiffs filed a Master Complaint in the MDL proceedings, which we moved to dismiss on October 23, 2009. Briefing on that motion to dismiss is expected to conclude on December 18, 2009. The consumer plaintiffs obtained an extension of time to file their Master Complaint, which is now due on December 4, 2009. The putative consumer class actions and putative financial institution class actions filed against us and pending through November 6, 2009 are described in “Legal Proceedings - Processing System Intrusion Legal Proceedings.” In addition, on October 14, 2009, the Clark County Indiana Teachers Federal Credit Union filed a complaint in the Clark Circuit Superior Court of the State of Indiana, seeking damages allegedly arising out of the Processing System Intrusion and other related relief on an individual basis. This action is captioned Clark County Indiana Teachers Federal Credit Union v. Heartland Payment Systems, Inc., Civ. No. 10D02-0910-LL-1209, and asserts claims for negligence and breach of contract. We have not yet responded to the complaint.

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

Four securities class action complaints were filed in the United States District Court for the District of New Jersey: Davis v. Heartland Payment Systems, Inc., Robert O. Carr and Robert H. B. Baldwin, Jr., 3:09-cv-01043-AET-TJB (March 6, 2009); Ivy v. Heartland Payment Systems, Inc., Robert O. Carr and Robert H. B. Baldwin, Jr., 3:09-cv-01264-AET-JJH (March 19, 2009); Ladensack v. Heartland Payment Systems, Inc., Robert O. Carr and Robert H. B. Baldwin, Jr., 3:09-cv-01632-FLW-TJB (April 3, 2009); and Morr v. Heartland Payment Systems, Inc., Robert O. Carr and Robert H. B. Baldwin, Jr., 3:09-cv-01818-JAP-LHG (April 16, 2009). All four complaints contained similar allegations. In Ladensack, the plaintiff purported to represent all individuals who bought our securities between February 13, 2008, and February 23, 2009. In Davis, Ivy and Morr, the plaintiffs initially purported to represent all individuals who bought our securities between August 5, 2008, and February 23, 2009 (the “Class Period”). However, on April 7, 2009, counsel for the Davis and Ivy plaintiffs issued a press release announcing the purported expansion of the alleged Class Period to February 13, 2008 to February 23, 2009. On April 16, 2009, counsel for the Morr plaintiff issued a similar press release. In each case, the plaintiff alleged that Heartland and two of our officers made material misrepresentations and/or omissions to security holders concerning the Processing System Intrusion in violation of Sections 10(b) and 20(a) of the Exchange Act and that four Heartland insiders engaged in insider trading in our securities. The plaintiffs sought various forms of relief, including damages, attorney’s fees, and costs and expenses. On May 7, 2009, Ladensack was voluntarily dismissed without prejudice. On May 27, 2009, the three remaining securities class actions were consolidated into In re Heartland Payment Systems, Inc. Securities Litigation, 3:09-cv-01043-AET-TJB (the “Consolidated Securities Class Action”). The Teamsters Local Union No. 727 Pension Fund and Genesee County Employees’ Retirement System were appointed Co-Lead Plaintiffs for the purported class pursuant to 15 U.S.C. § 78u-4(a)(3)(B).

On August 20, 2009, Lead Plaintiffs filed an Amended Consolidated Class Action Complaint for Violations of the Federal Securities Laws (the “Amended Complaint”). Lead Plaintiffs purport to represent all individuals who bought our services between February 13, 2008 and February 23, 2009. The Amended Complaint alleges that we and two of our officers made material misrepresentations and/or omissions to security holders concerning our network security and the Processing System Intrusion in violation of Sections 10(b) and 20(a) of the Exchange Act. Lead Plaintiffs seek various forms of relief, including damages, attorneys’ fees, and costs and expenses. On September 25, 2009, we moved to dismiss the Amended Complaint. Lead Plaintiffs filed their opposition to our motion to dismiss on October 26, 2009. We filed our reply to Lead Plaintiffs’ opposition on November 3, 2009. The Court has not yet ruled on our motion.

In addition, the original four securities class actions were identified as potential “tag-along actions” to In re: Heartland Payment Systems, Inc. Computer System Intrusion Litigation, MDL No. 2046, discussed above. On June 12, 2009, the Clerk of the JPML issued a Conditional Transfer Order for “tag-along actions” to be similarly transferred to the Southern District of Texas. The Conditional Transfer Order did not include the Consolidated Securities Class Action. On June 19, 2009, we filed a Motion for Transfer of Tag-Along Action Pursuant to 28 U.S.C. § 1407 seeking to have the Consolidated Securities Class Action transferred as a “tag-along action” to In re: Heartland Payment Systems, Inc. Computer System Intrusion Litigation, MDL No. 2046. The JPML denied our Motion for Transfer on October 6, 2009.

On May 20, 2009, we received a letter from counsel purporting to represent Heartland shareholders Charles Lee and Paul Miele demanding that we initiate suit against members of the Board of Directors and certain executive officers to recover damages for alleged breaches of fiduciary duty and to correct supposed deficiencies in our internal controls. The Board has formed an independent Special Committee, represented by independent counsel (Ballard Spahr Andrews & Ingersoll, LLP), that is investigating the allegations in the demand letter in order to recommend to the Board whether suit should be filed or what other action, if any, should be taken in response to the demand.

On July 14, 2009, Eric Kirkham filed a Verified Shareholder Derivative Complaint in the United States District Court, District of New Jersey, Erik Kirkham, derivatively on behalf of Heartland Payment Systems, Inc. v. Robert O. Carr, Mitchell L. Hollin, Robert H. Niehaus, Marc J. Ostro, Jonathan J. Palmer, George F. Raymond, Richard W. Vague and Robert H.B. Baldwin, Jr. (Defendants) and Heartland Payment Systems, Inc. (Nominal Defendant), (the “Kirkham Complaint”) purportedly for the benefit of nominal defendant Heartland Payment Systems, Inc., which names current and former members of our Board of Directors and certain executive officers, Kirkham v. Carr et al., 3:09-cv-03444-AET-DEA (the “Kirkham Action”). The Kirkham Complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, alleging that the Board members and certain executive officers caused Heartland to disseminate to our shareholders materially misleading and inaccurate information, ignored supposed inadequacies within our internal controls practices and procedures, and failed to make a good faith effort to correct the problems or prevent their recurrence from February 13, 2008 to July 14, 2009. The plaintiff seeks various forms of relief, including damages, injunctive relief, restitution, and attorneys’ fees and costs. On September 11, 2009, Paul Miele filed a Verified Shareholder Derivative Complaint in the United States District Court, District of New Jersey, Paul Miele, derivatively on behalf of nominal defendant Heartland Payment Systems, Inc. v. Robert O. Carr, Robert H. B. Baldwin, Mitchell L. Hollin, Robert H. Niehaus, Marc J. Ostro, Jonathan J. Palmer, George F. Raymond and Richard W. Vague (Defendants) and Heartland Payment Systems, Inc. (Nominal Defendant) (the “Miele Complaint”) purportedly for the benefit of nominal defendant Heartland Payment Systems, Inc., which names members of our Board of Directors and certain executive officers as defendants, Miele v. Carr et al., 3:09-cv-04687-JAP-LHG (D. N. J.) (the “Miele Action”). On September 14, 2009, Charles Lee filed a Verified Shareholder Derivative Complaint in the United States District Court, District of New Jersey, Charles Lee, derivatively on behalf of nominal defendant Heartland Payment Systems, Inc. v. Robert O. Carr, Robert H. B. Baldwin, Mitchell L. Hollin, Robert H. Niehaus, Marc J. Ostro, Jonathan J. Palmer, George F. Raymond and Richard W. Vague (Defendants) and Heartland Payment Systems, Inc. (Nominal Defendant) (the “Lee Complaint”) purportedly for the benefit of nominal defendant Heartland Payment Systems, Inc., which names members of our Board of Directors and certain executive officers as defendants, Lee v. Carr et al., 3:09-cv-04729-FLW-LHG (D. N. J.) (the “Lee Action”). The Miele and Lee Complaints assert a single claim for breach of fiduciary duty, alleging that our Board members and certain of our executive officers knowingly failed to establish and maintain adequate network security, concealed news about security breaches and our network security from our shareholders, and then failed to correct network security problems and/or prevent their recurrence. The plaintiffs in the Miele and Lee Actions seek various forms of relief, including damages, attorneys’ fees and costs and expenses. On October 6, 2009, a consent order was entered that relieved the defendants in the Kirkham Action of their obligation to respond to the Kirkham Complaint until a schedule can be agreed upon regarding the consolidation and/or coordination of the Kirkham, Miele, and Lee Actions. An independent Special Committee of the Board of Directors, represented by independent counsel (Ballard Spahr Andrews & Ingersoll, LLP), is investigating the allegations in the Kirkham, Miele, and Lee Complaints in order to recommend to the Board what, if any, actions should be taken.

In addition, a putative merchant class action has been commenced that seeks to represent all merchants against whom Heartland asserts or has asserted a claim for chargebacks or fines related to compromised credit card data since 2006. Filed on March 9, 2009 in the Circuit Court of the City of Saint Louis, Missouri, the action is captioned S.M. Corporation, d/b/a Mike Shannon’s Steak &

Seafood v. Orbit POS Systems, Inc. and Heartland Payment Systems, Inc., Case No. 0822-CC07833. The action asserts various common-law claims, including for breach of contract, unjust enrichment, fraudulent misrepresentation, and breach of the duty of good faith and fair dealing, and seeks various forms of relief including damages, injunctive relief, and attorney’s fees. We moved to dismiss that action on June 8, 2009, which motion remains pending. Separately, we have asserted various common-law claims, including for breach of contract, against the named merchant plaintiff in the Missouri action in an action captioned Heartland Payment Systems, Inc v. Mike Shannon, individually, and S.M. Corporation, d/b/a Mike Shannon’s Steak & Seafood, Civ. No. L-6619-08 in New Jersey Superior Court. This action seeks to recover from the merchant certain fines and fees that were assessed by Visa and MasterCard and paid by the Company, along with attorney’s fees and costs.

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

Although we intend to defend the lawsuits, investigations and inquiries described above vigorously, we cannot predict the outcome of such lawsuits, investigations and inquiries. Apart from damages claimed in such lawsuits and in other lawsuits relating to the Processing System Intrusion that may be filed, we may be subject to fines or other obligations as a result of the government inquiries and investigations described above and additional governmental inquiries or investigations relating to the Processing System Intrusion that may be commenced. The card brands may also assert additional claims seeking to impose fines, penalties, and/or other assessments against us or our sponsor banks (who would seek indemnification from us pursuant to our agreements with them) based upon the Processing System Intrusion. By these claims, we expect the card brands to seek to recover from us, or from our sponsor banks (who would in turn seek to recover from us) assessments in respect of fraud losses and operating expenses (including card reissuance costs and non-ordinary-course account monitoring expenses) that the card brands believe either themselves or their issuers to have incurred by reason of the Processing System Intrusion, as well as fines and/or penalties by reason of our alleged failure to comply with the card brands’ operating regulations. The amounts we are required to pay to defend against and/or resolve the claims by the card brands described above could have a material adverse effect on our results of operations and financial condition.

Costs we expect to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion will be recognized as incurred. Such costs are expected to be material and could adversely impact our results of operations, financial condition and cash flow.

For the three and nine months ended September 30, 2009, we recorded pre-tax expenses of $73.3 million and $105.3 million, respectively, or about $1.22 and $1.74 per share, respectively, associated with the Processing System Intrusion. The majority of these charges, or approximately $90.8 million, related to: (i) assessments imposed in April 2009 by MasterCard and VISA against us and our sponsor banks, (ii) settlement offers we made to certain card brands in an attempt to resolve certain of the claims asserted against our sponsor banks (who have asserted rights to indemnification from us pursuant to our agreements with them), and (iii) expected costs of settling certain claimants with whom settlement discussions are underway. Notwithstanding our belief that we have strong defenses against the claims that are the subject of the settlement offers and the settlement discussions described in (ii) and (iii) above, we decided to make such settlement offers and engage in such settlement discussions in attempts to avoid the costs and uncertainty of litigation. We are prepared to vigorously defend ourselves against all the claims relating to the Processing System Intrusion that have been asserted against us and our sponsor banks to date.

The accrual relating to the settlement offers and the settlement discussions during the nine months ended September 30, 2009 resulted in our creating a $82.9 million Reserve for Processing System Intrusion at September 30, 2009. To date, we have not received acceptance of any of the settlement offers noted in (ii) above and no definitive agreements have been reached with respect to the settlements noted in (iii) above. Therefore it should not be assumed that we will resolve the claims that are the subject of the settlement offers or the subject of settlement discussions for the amounts of the settlement offers or the expected costs of settling with certain claimants as discussed above. We understand that the reserve related to the settlement offers is required by SFAS No. 5, “Accounting for Contingencies” (ASC 450-20), based solely on the fact we tendered offers of settlement in the amounts we have accrued. It is possible we will end up resolving the claims that are the subject of the settlement offers and the settlement discussions, either through settlements or pursuant to litigation, for amounts that are significantly greater than the amount we have reserved to date. Moreover, even if the claims that are the subject of the settlement offers and the settlement discussions were resolved for the amount we have reserved, that would still leave unresolved a significant portion of the claims that have been asserted against us or our sponsor banks relating to the Processing System Intrusion. We feel that we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion, including those claims that are not the subject of the settlement offers.

While we have determined that the Processing System Intrusion has triggered other loss contingencies, to date an unfavorable outcome is not believed by us to be probable on those claims that are pending or have been threatened against us, or that we consider to be probable of assertion against us, and we do not have sufficient information to reasonably estimate the loss we would incur in the event of an unfavorable outcome on any such claim. Therefore, in accordance with SFAS No. 5 (ASC 450-20) no reserve/liability has been recorded as of September 30, 2009 with respect to any such claim, except for the assessments actually imposed by MasterCard and Visa, the amounts of the settlement offers we made and the expected costs of settling with certain claimants as discussed above. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that we will incur on that claim is reasonably estimable, we will record a reserve for the claim in question. If and when, we record such a reserve, it could be material and could adversely impact our results of operations, financial condition and cash flow.

The remainder of the expenses and accruals related to the Processing System Intrusion recorded in the three and nine months ended September 30, 2009 were primarily for legal fees and costs we incurred for investigations, remedial actions and crisis management services. Additional costs we expect to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion will be recognized as incurred. Such costs are expected to be material and could adversely impact our results of operations, financial condition and cash flow.

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

On September 9, 2009, VeriFone Israel Ltd. filed a lawsuit in the Northern District of California alleging patent infringement of U.S. Patent No. 6,853,093 by our prototype NP3000 payment terminals. VeriFone Israel seeks injunctive relief against the alleged infringement and damages, including enhanced damages for willfulness and reasonable attorneys’ fees. On October 13, 2009, VeriFone Israel Ltd. amended its complaint to add an additional plaintiff, VeriFone Holdings, Inc., and seeking declaratory judgment that VeriFone Holdings was not involved in certain unfair business activity including tortious interference with contract and prospective economic advantage, tortious refusal to deal, breach of contract, breach of implied duty of good faith and fair dealing, unfair competition and defamation. These declaratory judgment counts regarding VeriFone’s unfair business activities correspond to affirmative claims we brought against VeriFone Holdings in New Jersey State Court, previously. We have filed a motion to dismiss the declaratory judgment actions by VeriFone Holdings from the Northern District of California lawsuit.

On November 6, 2009, we filed a separate lawsuit against VeriFone Holdings, Inc. in United States District Court, District of New Jersey, alleging multiple federal law claims, including trademark infringement and false advertising under the Lanham Act, and violation of the Anti-cybersquatting Protection Act. We are seeking injunctive relief and damages, including enhanced damages for willfulness as well as attorneys’ fees. On the same day that we filed the lawsuit, we also filed an emergency application for a temporary restraining order and a preliminary injunction, directed against VeriFone Holdings. On November 6, 2009, VeriFone Holdings, Inc. also filed a lawsuit against us in the United States District Court for the Northern District of California, alleging a federal law claim for false advertising under the Lanham Act and a state law claim for unfair competition under the California Business and Professions Code. VeriFone Holdings seeks injunctive relief and damages, including enhanced damages for willfulness and attorneys’ fees.

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

At September 30, 2009, we have remaining authorization to repurchase up to 175,316 additional shares of our common stock.

We did not make any purchases of our common stock during the three months ended September 30, 2009. The cumulative number of shares purchased as part of publicly announced plans was 2,924,684 shares at an average price of $22.25 per share.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The following proposals were voted upon at our 2009 Annual Meeting of Stockholders held on July 28, 2009:

(a) To elect seven (7) Directors, nominated by the Board of Directors, to the Company’s Board of Directors for terms expiring at the 2010 Annual Meeting and until their successors are duly elected and qualified as provided in the Company’s Bylaws.

The election of all seven Directors was approved at the annual meeting. The voting results were as follows:

Election of Directors:	Shares Voted For	Shares Withheld
Robert O. Carr	19,096,221	246,587
Mitchell L. Hollin	17,260,364	2,082,444
Robert H. Niehaus	17,240,017	2,102,791
Marc J. Ostro, Ph.D.	19,121,261	221,547
Jonathan J. Palmer	17,260,632	2,082,176
George F. Raymond	19,141,540	201,268
Richard W. Vague	19,222,143	120,665

(b) To ratify the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

The selection of Deloitte & Touche LLP as our independent registered public accounting form for the fiscal year ending December 31, 2009 was ratified as 19,278,177 shares voted for the ratification, 62,511 shares voted against the ratification and 2,120 shares abstained.

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

Date: November 9, 2009

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