Form 10-K
period 2009-12-31
HEARTLAND PAYMENT SYSTEMS INC
filed 2010-03-10
CIK 1144354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 30, 2009 was approximately $341 million.

As of March 3, 2010, there were 37,656,225 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2010 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K for fiscal year ended December 31, 2009.

Heartland Payment Systems, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2009

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. You should understand that many important factors, in addition to those discussed elsewhere in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Certain of these factors are described in Item 1A. Risk Factors and include, without limitation, the significantly unfavorable economic conditions facing the United States, the results and effects of the systems breach of our processing system including the outcome of our investigation, the extent of cardholder information compromised and the consequences to our business, including the effects on sales and costs in connection with the system breach, our competitive environment, the business cycles and credit risks of our merchants, chargeback liability, merchant attrition, problems with our bank sponsor, our reliance on other bankcard payment processors, our inability to pass increased interchange fees along to our merchants, economic conditions, system failures and government regulation.

PART I

ITEM 1.	BUSINESS

Overview of Our Company

Delaware Corporation

We were incorporated in Delaware in June 2000. Our headquarters are located at 90 Nassau Street, Princeton, NJ 08542, and our telephone number is (609) 683-3831.

Our primary business is to provide bankcard payment processing services to merchants in the United States and Canada. This involves facilitating the exchange of information and funds between merchants and cardholders’ financial institutions, providing end-to-end electronic payment processing services to merchants, including merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support and risk management. Our merchant customers primarily fall into two categories; our core small and mid-sized merchants (referred to as Small and Midsized Enterprises, or “SME merchants”) and large national merchants, primarily in the petroleum industry. We also provide additional services to our merchants, such as payroll processing, gift and loyalty programs, prepaid and stored-value solutions, and paper check processing, and we sell and rent point-of-sale devices and supplies.

On January 20, 2009, we publicly announced the discovery of a criminal breach of our payment systems environment (the “Processing System Intrusion”). The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by us during the transaction authorization process. We believe the breach has been contained and did not extend beyond 2008. See “— Processing System Intrusion” for more detail.

Bankcard Payment Processing

At December 31, 2009, we provided our bankcard payment processing services to approximately 173,400 active SME bankcard merchants located across the United States. This represents a 2.7% increase over the 168,850 active SME bankcard merchants at December 31, 2008. At December 31, 2009, we provided bankcard payment processing services to approximately 75 large national merchants with approximately 53,972 locations. Our total bankcard processing volume for the year ended December 31, 2009 was $69.3 billion, a 3.5% increase from the $66.9 billion processed during the year ended December 31, 2008. Our 2009 SME bankcard processing volume included increases for American Express and Discover card processing. Our Discover processing volume also benefited from our purchase of an existing merchant portfolio from Discover during the third quarter of 2009. Bankcard processing volume for 2009 includes $9.9 billion of settled volume for large national merchants acquired with Network Services in May 2008, compared to $8.7 billion for large national merchants for the seven months of 2008 we owned Network Services. In addition to settling Visa and MasterCard transactions, Network Services processes a wide range of payment transactions for its predominantly petroleum customer base, including providing approximately 2.4 billion transaction authorizations through its front-end card processing systems (primarily for Visa and MasterCard) in 2009 and 1.4 billion transactions during the period from the date we acquired it through December 31, 2008. We also provided bankcard processing services to over 6,600 merchants in Canada through our majority-owned subsidiary, Collective Point of Sale Solutions Ltd. (“CPOS”), which we acquired in March 2008. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions. With CPOS, we are able to service merchants that have locations in both the United States and Canada.

According to The Nilson Report, in 2008 we were the 4th largest card acquirer in the United States ranked by transaction volume and the 7th largest acquirer by processed dollar volume, which consists of both credit and debit Visa and MasterCard transactions. These rankings represented 2.4 billion transactions and 3.0% of the total bankcard processing market, respectively. In 2009, 2008 and 2007, our bankcard processing dollar volume was $69.3 billion, $66.9 billion and $51.9 billion, respectively.

Our bankcard processing revenue is recurring in nature. We typically enter into three-year service contracts with our SME merchants that, in order to qualify for the agreed-upon pricing, require the achievement of agreed bankcard processing volume minimums from our merchants. Our SME gross bankcard processing revenue is driven by cardholders making purchases at our SME merchants using mostly Visa and MasterCard credit and signature-debit cards, but also pin-debit cards, American Express and Discover cards. We generally benefit from consumers’ increasing use of bankcards in place of cash and checks, and sales growth (if any) experienced by our retained SME merchants. Most of our SME revenue is from gross processing fees, which are primarily a combination of a percentage of the dollar amount of each Visa and MasterCard card transaction we process plus a flat fee per transaction. We make mandatory payments of interchange fees to card issuing banks through Visa and MasterCard and dues, assessments and transaction authorization fees to Visa and MasterCard, and we retain the remainder of the revenue. For example, in a transaction using a Visa or MasterCard credit card, the allocation of funds resulting from a $100 transaction is depicted below.

Our bankcard processing revenue from our large national merchants is also recurring in nature. However, in contrast to SME merchants, our processing revenues from large national merchants generally consist of a flat fee per transaction and thus are driven primarily by the number of transactions we process (whether settled, or only authorized), not bankcard processing volume.

In December 2007, we signed a sales and servicing program agreement (“OnePoint”) with American Express Travel Related Services Company, Inc. (“American Express”) under which we sign up and service new merchants on behalf of American Express. Under the terms of the program, we act as American Express’s agent in: (a) providing solicitation services by signing merchants directly with American Express; and (b) providing transactional support services on behalf of American Express. OnePoint became available to our sales organization effective January 1, 2009. Under OnePoint, we provide processing, settlement, customer support and reporting to merchants, in effect consolidating a merchant’s American Express card acceptance into the services we currently provide for their Visa, MasterCard and Discover transactions. OnePoint is also open to our existing bankcard merchants who do not currently accept American Express cards and who desire to add American Express card acceptance, so that we become their single point of contact for card processing. We expect to convert eligible existing American Express card acceptors to OnePoint in 2010.

In June 2008, we signed an agreement with DFS Services, LLC (formerly known as Discover Financial Services, LLC and referred to as “Discover” in this document) to offer bankcard merchants a streamlined process that enables them to accept Discover Network cards on our processing platform. We offer our new and existing customers an integrated processing solution that includes card acceptance pricing, funding, statement processing and customer service on one platform. Previously, to accept Discover Network cards, our merchants had to deal with two separate platforms—one for Discover and one for all other cards. Merchants who sign up for our program will, in turn, be able to offer their customers the added benefit of Discover Network card acceptance with greater ease. This program became available to new merchants that boarded with Heartland in the second quarter of 2009. Additionally, in July 2009 we purchased the existing Discover merchant portfolio we were already processing and converted them to the streamlined process described above.

Under our new agreement with Discover, our revenue model is similar to Visa and MasterCard. The terms of the new American Express agreement have a compensation model which provides us a percentage-based residual on the American Express volume we process, plus fees for every transaction we process.

We sell and market our bankcard payment processing services through a nationwide direct sales force of 1,749 sales professionals. Through this sales force, we establish a local sales and servicing presence, which we believe provides for enhanced referral opportunities and helps mitigate merchant attrition. We compensate our sales force primarily through commissions, based upon the performance of their merchant accounts. We believe that our sales force and our experience and knowledge in providing payment processing services gives us the ability to effectively evaluate and manage the payment processing needs and risks that are unique to these merchants. In 2009, our sales force generated over 55,700 bankcard merchant applications and installed over 47,900 new bankcard merchants. In 2008, our sales force generated over 63,500 bankcard merchant applications and installed over 55,000 new bankcard merchants.

We focus our sales efforts on low-risk bankcard merchants and have developed systems and procedures designed to minimize our exposure to potential merchant losses. In 2009, 2008 and 2007, we experienced such losses in amounts equal to 1.01 basis points (0.0101%), 0.88 basis points (0.0088%) and 0.54 basis points (0.0054%) of SME merchant Visa and MasterCard bankcard processing volume, respectively. We have developed significant expertise in industries that we believe present relatively low risks as the customers are generally present and the products or services are generally delivered at the time the transaction is processed. These industries include restaurants, brick and mortar retailers, convenience and liquor stores, automotive sales, repair shops and gas stations, professional service providers, lodging establishments and others. As of December 31, 2009, approximately 27.4% of our SME bankcard merchants were restaurants, approximately 19.3% were brick and mortar retailers, approximately 11.1% were convenience and liquor stores, approximately 7.6% were automotive sales and repair shops, approximately 9.5% were professional service providers, approximately 3.5% were lodging establishments, and approximately 2.1% were gas stations.

We have developed a number of proprietary payment processing systems to increase our operating efficiencies and distribute our processing and merchant data to our three main constituencies: our merchant base, our sales force and our customer service staff. We provide authorization and data capture services to our merchants through our own front-end processing system, which we call HPS Exchange. We provide clearing, settlement and merchant accounting services through our own internally developed back-end processing system, which we call Passport. Our control over our front-end and back-end systems enables us to more effectively customize these services to the needs of our Relationship Managers and merchants.

In mid-2009, we selected Voltage Security as a partner to develop end-to-end encryption (which we refer to as “E3”) software specifically suited to payments processing. Voltage is a global leader in information encryption. The objective of our E3 initiative is to develop a complete end-to-end encryption solution designed to protect cardholder data at all stages of a transaction – from card swipe through delivery to the card brands, helping our merchants improve data security and reduce the cost of PCI compliance. The Voltage SecureData™ product line, based on its Format-Preserving Encryption™ and Identity-Based Encryption™ approaches, will power the software component of our E3 solution. We also employ Voltage SecureMail™ and Voltage SecureFile™ to protect personal information throughout our corporate and extended business network. We expect to roll out E3 products to merchants in early to mid 2010.

During the years ended December 31, 2009, 2008 and 2007, we processed approximately 88%, 83% and 75%, respectively, of our SME merchant transactions through HPS Exchange, which has decreased our operating costs per transaction. At December 31, 2009 and 2008, approximately 99% and 98%, respectively, of total SME merchants were processing on Passport. At December 31, 2009, our internally developed systems are providing substantially all aspects of a merchant’s processing needs, excluding Network Services’ merchants.

Payroll Processing Services

Through our wholly-owned subsidiary, Heartland Payroll Company, we operate a full-service nationwide payroll processing service, including check printing, direct deposit, related federal, state and local tax deposits and providing accounting documentation. At December 31, 2009, 2008 and 2007, we processed payroll for 9,382, 7,738 customers and 6,209 customers, respectively.

Our nationwide direct sales force also sells our payroll processing services solely on a commission basis. Beginning in 2006, we began providing additional training regarding our payroll processing products and increased the focus of our sales force on selling these products. As a result, in 2009, 2008 and 2007, we installed 4,303, 4,406 and 4,395 new payroll processing customers, respectively, compared to 1,117 new installs in 2005.

Other Products and Services

Other products and services which we offer, such as Electronic Check Processing Services, Micropayment, Campus Solutions, Loyalty and Heartland Gift Marketing, and Prepaid Calling Services are discussed in “— Our Services and Products.”

Processing System Intrusion

On January 20, 2009, we publicly announced the discovery of a criminal breach of our payment systems environment (the “Processing System Intrusion”). The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by us during the transaction authorization process. Such data is not required to be encrypted while in transit under current payment card industry guidelines. We had received confirmation of our compliance with the Payment Card Industry Data Security Standard (“PCI-DSS”) from a third-party assessor each year since the standard was announced, including in April 2008, before the discovery of the Processing System Intrusion. Subsequent to the discovery of the Processing System Intrusion, we were advised by Visa that based on Visa’s investigation of the Processing System Intrusion, Visa had removed us from Visa’ published list of PCI-DSS compliant service providers. We were similarly advised by MasterCard that, based on MasterCard’s investigation of the Processing System Intrusion MasterCard believed we were in violation of the MasterCard Standards and that, based on that belief, MasterCard removed us from MasterCard’s published list of Compliant Service Providers. In April 2009, we were re-certified as PCI-DSS compliant and the assessor’s report attesting to such re-certification was reviewed and approved by Visa. As such, we were returned to MasterCard’s published list of Compliant Service Providers and Visa’s Global List of PCI-DSS Validated Service Providers. Card data that could have been exposed by the Processing System Intrusion included card numbers, expiration dates, and certain other information from the magnetic stripe on the back of the payment card (including, for a small percentage of cards, the cardholder’s name). However, the cardholder information that we process does not include addresses or Social Security numbers. Also, we believe that no unencrypted PIN data was captured. We believe the breach has been contained and did not extend beyond 2008.

For the year ended December 31, 2009, we expensed a total of $128.9 million, or about $2.16 per share, associated with the Processing System Intrusion. Approximately $17.6 million of these charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services. The majority of these charges, or approximately $111.3 million, related to:

(i)	assessments imposed in April 2009 by MasterCard and Visa against our sponsor banks, which assessments were in turn withheld from us by our sponsor banks,

(ii)	settlement agreements and settlements reached with American Express (settled in December 2009) and Visa (agreement entered into on January 7, 2010). The settlement pursuant to the Visa agreement was consummated on February 18, 2010.

(iii)	settlement offers we made to certain claimants in an attempt to resolve certain of the claims asserted against us or our sponsor banks (who have asserted rights to indemnification from us pursuant to our agreements with them), and

(iv)	settlements deemed likely to be agreed upon in the near term with certain claimants, such as the cardholder class action.

Notwithstanding our belief that we have strong defenses against the claims that are the subject of the settlement offers and discussions described in (iii) and (iv) above, we decided to make the settlement offers and engage in settlement discussions in attempts to avoid the costs and uncertainty of litigation. We are prepared to vigorously defend ourselves against all the claims relating to the Processing System Intrusion that have been asserted against us and our sponsor banks to date.

The accrual of the settlements and settlement offers during the year ended December 31, 2009 resulted in our recognizing a $99.9 million Reserve for Processing System Intrusion at December 31, 2009. To date, we have not reached a definitive agreement with respect to settlement offers and discussions noted in (iii) and (iv) above. Therefore, it should not be assumed that we will resolve the claims that are the subject of those settlement offers or the subject of settlement discussions for the amounts of the settlement offers or the settlement amounts deemed likely to be agreed upon. We understand that the reserve related to the settlement offers is required based solely on the fact we tendered offers of settlement in the amounts we have accrued. It is possible we will end up resolving the claims that are the subject of the settlement offers, either through settlements or pursuant to litigation, for amounts that are greater than the amount we have reserved to date. Moreover, even if the claims that are the subject of the settlement offers were resolved for the amount we have reserved, that would still leave unresolved a portion of the claims that have been asserted against us or our sponsor banks relating to the Processing System Intrusion. We feel we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion, including those claims that are not the subject of the settlement offers.

On December 17, 2009, we entered into a settlement agreement and release with American Express to resolve potential claims and other disputes among us and American Express (and its issuers) with respect to the Processing System Intrusion. We paid American Express approximately $3.5 million in full and final satisfaction of any and all claims of American Express and its issuers arising from or relating to the Processing System Intrusion. Such settlement agreement and release contains mutual releases by and between us and American Express (on behalf of itself and its issuers) relating to the Processing System Intrusion.

On January 7, 2010, we, Heartland Bank, KeyBank National Association (“KeyBank,” and, together with Heartland Bank, the “Sponsor Banks”), and Visa U.S.A. Inc., Visa International Service Association and Visa Inc. (collectively, “Visa”) entered into a settlement agreement (the “Settlement Agreement”) to resolve potential claims and other disputes among us, the Sponsor Banks and Visa with respect to the potential rights and claims of Visa and certain issuers of Visa-branded credit and debit cards related to the Processing System Intrusion. After credit for fines previously collected by Visa during 2009, the maximum settlement amount under the Settlement Agreement would not exceed $59.2 million. We had included costs of this settlement in our Provision for Processing System Intrusion on our Consolidated Statement of Operations for the year ended December 31, 2009 and in our Reserve for Processing System Intrusion on the Consolidated Balance Sheet as of December 31, 2009.

A condition of the Settlement Agreement was that we obtain a loan of at least $53.0 million from the Sponsor Banks, the proceeds of which to be used to partially fund the settlement amount.

On February 18, 2010, we entered into a bridge loan agreement (the “Bridge Loan Agreement”) with KeyBank, as administrative agent, and KeyBank and Heartland Bank as bridge lenders. On that date, KeyBank made a bridge loan to us in the amount of $20.0 million and Heartland Bank made a bridge loan in the amount of $8.0 million (collectively, the “Bridge Loan”), which are the maximum amounts that we may borrow under the Bridge Loan Agreement. We must repay the Bridge Loan by February 17, 2011.

On February 18, 2010, we also entered into an amendment (the “Amendment”) to our Amended and Restated Credit Agreement dated as of May 30, 2008, with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. The Amendment provided for, among other things, a release of the lender’s lien on our Jeffersonville, IN Service Center and certain other assets relating to the ownership and occupancy of the Service Center.

On February 18, 2010, we also entered into a Commitment Increase Agreement pursuant to the Amended and Restated Credit Agreement (the “Commitment Increase Agreement”) whereby KeyBank as one of the lenders under the Amended and Restated Credit Agreement agreed to increase its revolving credit commitment to us under the Amended and Restated Credit Agreement by $25.0 million (the “Increased Credit Commitment”). The terms of the Increased Credit Commitment are similar to the terms of the Revolving Credit Facility.

We used the proceeds of the Bridge Loan and the Increased Credit Commitment, along with some of our cash, to fund the Settlement with Visa. The Settlement Agreement was consummated on February 18, 2010.

While we have determined that the Processing System Intrusion has triggered other loss contingencies, to date, an unfavorable outcome is not believed by us to be probable on those claims that are pending or have been threatened against us, or that we consider to be probable of assertion against us, and we do not have sufficient information to reasonably estimate the loss we would incur in the event of an unfavorable outcome on any such claim. Therefore, no reserve/liability has been recorded as of December 31, 2009 with respect to any such claim, except for the assessments actually imposed by MasterCard and Visa, the amounts of the settlement offers we made and the expected costs of settling with certain claimants as discussed above. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that we will incur on that claim is reasonably estimable, we will record a reserve for the claim in question. If and when we record such a reserve, it could be material and could adversely impact our results of operations, financial condition and cash flow.

Additional costs we expect to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion will be recognized as incurred. Such costs could be material and could adversely impact our results of operations, financial condition and cash flow.

Payment Processing Industry Overview

The payment processing industry provides merchants with credit, debit, gift and loyalty card and other payment processing services, along with related information services. The industry continues to grow as a result of wider merchant acceptance, increased consumer use of bankcards and advances in payment processing and telecommunications technology. According to The Nilson Report, total expenditures for all card type transactions by U.S. consumers were $3.5 trillion in 2008, and are expected to grow to $4.4 trillion by 2013. The proliferation of bankcards has made the acceptance of bankcard payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. This use of bankcards, enhanced technology initiatives, efficiencies derived from economies of scale and the availability of more sophisticated products and services to all market segments has led to a highly competitive and specialized industry.

Segmentation of Merchant Service Providers

The payment processing industry is dominated by a small number of large, fully-integrated payment processors that sell directly to, and handle the processing needs of, the nation’s largest merchants. Large national merchants (i.e., those with multiple locations and high volumes of bankcard transactions) typically demand and receive the full range of payment processing services at low per-transaction costs.

Payment processing services are generally sold to the SME merchant market segment through banks and Independent Sales Organizations that generally procure most of the payment processing services they offer from large payment processors. It is difficult, however, for banks and Independent Sales Organizations to customize payment processing services for the SME merchant on a cost-effective basis or to provide sophisticated value-added services. Accordingly, services to the SME merchant market segment historically have been characterized by basic payment processing without the availability of the more customized and sophisticated processing, information-based services or customer service that is offered to large merchants. The continued growth in bankcard transactions is expected to cause SME merchants to increasingly value sophisticated payment processing and information services similar to those provided to large merchants.

The following table sets forth the typical range of services provided directly (in contrast to using outsourced providers) by fully integrated transaction processors, traditional Independent Sales Organizations and us.

(a)	HPS Exchange: 88% of our SME merchant bankcard transactions

Passport: 99% of our SME merchants

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

According to The Nilson Report and the New York State Forum for Information Resource Management, sources of increased bankcard payment volume include:

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

Our Competitive Strengths

We believe our competitive strengths related to Bankcard Payment Processing include the following:

Large, Experienced, Efficient, Direct Sales Force

While many of our competitors rely on Independent Sales Organizations that often generate merchant accounts for multiple payment processing companies simultaneously, we market our services throughout the United States through our direct sales team of 1,749 Relationship Managers, Account Managers and sales managers who work exclusively for us. Our Relationship Managers have local merchant relationships and industry-specific knowledge that allow them to effectively compete for merchants. Our Relationship Managers are compensated primarily on commissions, receiving signing bonuses and ongoing residual commissions for generating new merchant accounts. These commissions are based upon the gross margin we estimate that we will receive from their merchants, calculated by deducting interchange fees, dues, assessments and fees and all of our costs incurred in underwriting, processing, servicing and managing the risk of the account from gross processing revenue. Our Relationship Managers have considerable latitude in pricing a new account, but we believe that the shared economics motivate them to sign attractively priced contracts with merchants generating significant bankcard processing volume. The residual commissions our Relationship Managers receive from their merchant accounts give them an incentive to maintain a continuing dialogue and servicing presence with their merchants; these relationships are also supported by our 331 Account Managers, who are focused on installing new merchants and responding to any ongoing servicing needs. We believe that our compensation structure is atypical in our industry and contributes to building profitable, long-term relationships with our merchants. Our sales compensation structure and marketing activities focus on recruiting and supporting our direct sales force, and we believe that the significant growth we have achieved in our merchant portfolio and bankcard processing volume are directly attributable to these efforts.

Recurring and Predictable Revenue

We generate recurring revenue through our payment processing services. Our revenue is recurring in nature because we typically enter into three-year service contracts that require minimum volume commitments from our merchants to qualify for the agreed-upon pricing. Our recurring revenue grows as the number of transactions or dollar volume processed for a merchant increases or as our merchant count increases. In 2009, approximately 89% of our bankcard processing volume came from merchants we installed in 2008 and earlier.

Internal Growth

While many of our competitors in the payment processing industry had relied on acquisitions to expand their operations and improve their profitability, from 2001 through 2007, and in 2009, we grew our business primarily through internal expansion by generating new merchant contracts submitted by our own direct sales force. Every merchant we processed during that time was originally underwritten by our staff, and we have substantial experience responding to their processing needs and the risks associated with them. We believe this both enhances our merchant retention and reduces our risks. We believe that internally generated merchant contracts generally are of a higher quality and generally are more predictable than contracts acquired from third parties, and the costs associated with such contracts generally are lower than the costs associated with contracts acquired from third parties.

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

Strong Position and Substantial Experience in Our Target Markets

As of December 31, 2009, we were providing payment processing services to approximately 173,400 active SMEs located across the United States. We believe our understanding of the needs of SMEs and the risks inherent in doing business with them, combined with our efficient direct sales force, provides us with a competitive advantage over larger service providers that access this market segment indirectly. We also believe that we have a competitive advantage over service providers of a similar or smaller size that may lack our extensive experience and resources and which do not benefit from the economies of scale that we have achieved.

Industry Expertise

Historically, we have focused our sales efforts on SME merchants who have certain key attributes and on industries in which we believe our direct sales model is most effective and the risks associated with bankcard processing are relatively low. These attributes include owners who are typically on location, interact with customers in person, value a local sales and servicing presence and often consult with trade associations and other civic groups to help make purchasing decisions.

To further promote our products and services, we have entered into sponsoring arrangements with various trade associations, with an emphasis on state restaurant and hospitality groups. We believe that these sponsorships have enabled us to gain exposure and credibility within the restaurant industry and have provided us with opportunities to market our products to new merchants. On January 19, 2010, we formed a strategic partnership with The National Restaurant Association which will deliver a unified payments processing platform to the restaurant industry. This alliance is expected to provide restaurateurs nationwide with effective tools, solutions and resources that will help them reduce their expenses, improve operations and increase profitability — all from one source with integrated technology product platforms.

In December 2009, the restaurant industry represented approximately 34.8% of our SME bankcard processing volume and 50.3% of our SME transactions. In December 2008 and December 2007, the restaurant industry represented approximately 37.5% and 38.8% of our bankcard processing volume and 52.1% and 53.3% of our transactions, respectively. We believe that the restaurant industry will remain an area of focus, though its growth will likely approximate the growth in the overall portfolio. Restaurants represent an attractive segment for us: according to a report by the National Restaurant Association, restaurant industry sales are expected to reach approximately $580 billion in 2010, which would represent a 2.5% increase over projected industry sales for 2009 and the nineteenth consecutive year of growth. The projected restaurant industry growth for 2010 is in spite of a challenging economy and this steady growth profile, combined with the industry’s low seasonality, makes restaurant merchant bankcard processing volume very stable and predictable. In addition, the incidence of chargebacks is very low among restaurants, as the service typically is provided before the card is used. Our industry focus not only differentiates us from other payment processors, but also allows us to forge relationships with key trade associations that attract merchants to our business. Our industry focus also allows us to better understand a merchant’s needs and tailor our services accordingly.

Although we have historically focused significant sales and marketing efforts on the restaurant industry, our SME merchant base also includes a broad range of brick and mortar retailers, lodging establishments, automotive repair shops, convenience and liquor stores, professional service providers, and gas stations. See “— Our Merchant Base” for detail on December 2009 bankcard processing volume by merchant category.

Our historical focus on SME merchants has diversified our merchant portfolio and we believe has reduced the risks associated with revenue concentration. In 2009, no single SME merchant represented more than 0.87% of our total bankcard processing volume. In 2008 and 2007, no single SME merchant represented more than 0.56% and 0.44% of our total bankcard processing volume, respectively.

Our May 2008 acquisition of Network Services has further diversified our total merchant portfolio adding a substantial base of large national merchants, primarily in the petroleum industry.

Merchant Focused Culture

We have built a corporate culture and established practices that we believe improve the quality of services and products we provide to our merchants. This culture spans from our sales force, which maintains a local market presence to provide rapid, personalized customer service, through our service center which is segmented into regionalized teams to optimize responsiveness, and to our technology organization, which has developed a customer management interface and information system that alerts our Relationship Managers to any problems a merchant has reported and provides them with detailed information on the merchants in their portfolio. Additionally, we believe that we are one of the few companies that discloses, and does not unilaterally change, our pricing to merchants. Visa, MasterCard and Discover alter their interchange and other fees once or twice per year; we believe that we are one of the few companies that does not use such adjustments to increase our own margins. We think this is the best approach to building long-term merchant relationships. During 2006, we developed and endorsed The Merchant Bill of Rights, an advocacy initiative that details ten principles we believe should characterize all merchants’ processing relationships. The Merchant Bill of Rights allows our sales team to differentiate our approach to bankcard processing from alternative approaches, and we believe that a focus on these principles by our merchants will enhance our merchant relationships. We believe that our culture and practices allow us to maintain strong merchant relationships and differentiate ourselves from our competitors in obtaining new merchants.

Scalable Operating Structure

Our scalable operating structure generally allows us to expand our operations without proportionally increasing our fixed and semi-fixed support costs. In addition, our technology platform, including both HPS Exchange and Passport, was designed with the flexibility to support significant growth and drive economies of scale with relatively low incremental costs. Most of our operating costs are related to the number of individuals we employ. We have in the past used, and expect in the future to use, technology to leverage our personnel, which should cause our personnel costs to increase at a slower rate than our bankcard processing volume.

Advanced Technology

We employ information technology systems which use the Internet to improve management reporting, enrollment processes, customer service, sales management, productivity, merchant reporting and problem resolution.

In 2001, we began providing authorization and data capture services to our merchants through our internally-developed front-end processing system, HPS Exchange. This system incorporates real time reporting tools through interactive point-of-sale database maintenance via the Internet. These tools enable merchants, and our employees, to change the messages on credit card receipts and to view sale and return transactions entered into the point-of-sale device with a few second delay on any computer linked to the Internet. During the years ended December 31, 2009, 2008 and 2007, approximately 88%, 83% and 75%, respectively, of our SME transactions were processed through HPS Exchange.

In 2005, we began providing clearing, settlement and merchant accounting services through our own internally developed back-end processing system, Passport. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. We completed converting substantially all of our SME bankcard merchants to Passport during the second quarter of 2006. At December 31, 2009 and 2008, approximately 99% and 98%, respectively, of total SME bankcard merchants were processing on Passport. At December 31, 2009 and 2008, our internally developed systems have been providing substantially all aspects of a merchant’s processing needs for most of our SME merchants.

HPS Exchange, Passport and our other technology efforts have contributed to efficiency gains in our transaction processing costs. We intend to install 90% to 95% of our new SME merchants on HPS Exchange, and to convert to HPS Exchange as many merchants on third party front-end systems as possible. Some existing merchants will remain on TSYS Acquiring Solutions (“TSYS”) systems and those of our other third-party processors for front-end services for the duration of their relationship with us. Our Internet-based systems allow all of our merchant relationships to be documented and monitored in real time, which maximizes management information and customer service responsiveness. We believe that these systems help attract both new merchants and Relationship Managers and provide us with a competitive advantage over many of our competitors who rely on less flexible legacy systems.

Comprehensive Underwriting and Risk Management System

Through our experience in assessing risks associated with providing payment processing services to small- and medium-size merchants, we have developed procedures and systems that provide risk management and fraud prevention solutions designed to minimize losses. Our underwriting processes help us to evaluate merchant applications and balance the risks of accepting a merchant against the benefit of the bankcard processing volume we anticipate the merchant will generate. We believe our systems and procedures enable us to identify potentially fraudulent activity and other questionable business practices quickly, thereby minimizing both our losses and those of our merchants. As evidence of our ability to manage these risks, notwithstanding an increasingly challenging economic environment, we experienced losses of no more than 1.01 basis points of SME Visa and MasterCard bankcard processing volume for each of the years ended December 31, 2009, 2008 and 2007, which we believe is significantly lower than industry norms. The risks discussed in this paragraph are merchant fraudulent card activity that is not related to the Processing System Intrusion.

Proven Management Team

We have a strong senior management team, each with at least a decade of financial services and payment processing experience. Our Chief Executive Officer, Robert O. Carr, was a founding member of the Electronic Transactions Association, the leading trade association of the bankcard acquiring industry. Our management team has developed extensive contacts in the industry and with banks and value-added resellers. Our sales leaders have all sold merchant services for us prior to assuming management roles, and many have been with us throughout most of our first decade of existence. We believe that the strength and experience of our management team has helped us to attract additional sales professionals and add additional merchants, thereby contributing significantly to our growth.

Our Strategy

Our current growth strategy is to increase our market share as a provider of payment processing services to merchants in the United States and Canada. We believe that the increasing use of bankcards, combined with our sales and marketing approaches, will continue to present us with significant growth opportunities. Additionally, we intend to continue growing our payroll processing business, and enhance our other products such as Electronic Check Processing, Micro Payments and Campus Solutions. Key elements of our strategy include:

Expand Our Direct Sales Force

Unlike many of our competitors who rely on Independent Sales Organizations or salaried salespeople and telemarketers, we have built a direct, commission-only sales force. As of December 31, 2009, 2008 and 2007, our sales force of Relationship Managers was 1,069, 1,166, and 1,117, respectively. We anticipate renewed growth in our sales force in the next few years in order to increase our share of our target markets, and have targeted achieving a level of 2,000 Relationship Managers within the next three to four years. Our sales model divides the United States into 15 primary geographic regions overseen by Regional Directors. The Regional Directors are primarily responsible for hiring Relationship Managers and increasing the number of installed merchants in their territory. Our Regional Directors’ compensation is directly tied to the compensation of the Relationship Managers in their territory, providing a significant incentive for them to grow the number and productivity of Relationship Managers in their territory.

Further Penetrate Existing Target Markets and Enter Into New Markets

We believe that we have an opportunity to grow our business by further penetrating the SME market through our direct sales force and alliances with local trade organizations, banks and value-added resellers. During 2008, according to The Nilson Report, we processed approximately 3.0% of the dollar volume of all Visa and MasterCard transactions in the United States, up from approximately 2.4% in 2007, 2.3% in 2006, 2.2% in 2005 and 1.8% in 2004. In December 2009, the restaurant industry represented approximately 34.8% of our bankcard processing volume and 50.3% of our transactions. Our bankcard merchant base also includes a wide range of merchants, including brick and mortar retailers, lodging establishments, automotive repair shops, convenience and liquor stores, professional service providers, and gas stations. We believe that our sales model, combined with our community-based strategy that involves our Relationship Managers building relationships with various trade groups and other associations in their territory, will enable our Relationship Managers to continuously add new merchants. We intend to further expand our bankcard processing sales efforts into new target markets with relatively low risk characteristics, including markets that have not traditionally accepted electronic payment methods. These markets include governments, schools and the business-to-business market. In addition, the scale economies we have achieved by converting to our own platforms now allows us to profitably compete for the business of larger merchants compared to our prior focus of primarily SME merchants.

Expand Our Services and Product Offerings

In recent years, we have focused on offering a broad set of payment-related products to our customers. In addition to payroll processing services (see “— Our Services and Products — Payroll Services” for a description of these services), our current product offerings include check processing services that allow merchants to electronically process paper checks, and prepaid, gift and loyalty card product solutions. In 2006, we added electronic check services (see “— Our Services and Products — Electronic Check Processing Services” for a description of these services) and micropayment systems (see “— Our Services and Products — Micropayment Systems” for a description of these services) to our products. In 2007, we added Campus Solutions (see “— Our Services and Products — Campus Solutions” for a description of these services) to our products. In 2008, we added Collective Point of Sale Solutions Ltd., Network Services and Chockstone, Inc. (see “— Our Services and Products — Large National Merchant Bankcard processing, Collective Point of Sale Solutions Ltd., and Loyalty and Heartland Gift Marketing” for more information).

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

Leverage Our Technology

We intend to continue leveraging our technology to increase operating efficiencies and provide real-time processing and data to our merchants, Relationship Managers, Account Managers and customer service staff. Since our inception, we have been developing Internet-based systems to improve and streamline our information systems, including customer-use reporting, management reporting, enrollment, customer service, sales management and risk management reporting tools. We continually develop enriched back office solutions which allow merchants to integrate their payment processing data into any of the major small business accounting software packages, and remain on the leading edge of the merchant marketplace. We continue to make material investments in our payment processing capabilities, which allows us to offer a differentiated payment processing product that is faster, less expensive, and more comprehensive than competing products.

Enhance Merchant Retention

By providing our merchants with a consistently high level of service and support, we strive to enhance merchant retention. While increased bankcard use helps maintain our stable and recurring revenue base, we recognize that our ability to maintain strong merchant relationships is important to our continued growth. We believe that our practice of fully disclosing our pricing policies to our merchants creates goodwill. During 2006, we developed and endorsed The Merchant Bill of Rights, an advocacy initiative that details ten principles we believe should characterize all merchants’ processing relationships. The Merchant Bill of Rights allows our sales team to differentiate our approach to bankcard processing from alternative approaches, and we believe that a focus on these principles by our merchants will enhance our merchant relationships.

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

On July 31, 2009, the Company purchased the existing Discover merchant portfolio for $3.2 million, which the Company was already processing. This purchase related to the Company’s 2008 agreement with Discover, which enables the Company to offer bankcard merchants a streamlined process that enables them to accept Discover Network cards on the Company’s processing platform.

Our Services and Products

SME Merchant Bankcard Payment Processing

We derive the majority of our SME processing revenues from fee income relating to Visa and MasterCard payment processing, which is primarily comprised of a percentage of the dollar amount of each transaction we process, as well as a flat fee per transaction. The percentage we charge is typically a fixed margin over interchange, which is the percentage set by Visa and MasterCard depending on the type of card used and the way the transaction is handled by the merchant. On average, the gross revenue we generate from processing a Visa or MasterCard transaction equals approximately $2.49 for every $100 we process. We also receive fees from American Express, Discover, and JCB for facilitating their transactions with our SME merchants. The terms of our new American Express agreement have a compensation model which provides us percentage-based residual on the American Express volume we process, plus fees for every transaction we process. Under our new agreement with Discover, which made this program available to our merchants in the second quarter of 2009, our revenue model is similar to Visa and MasterCard.

We receive revenues as compensation for providing bankcard payment processing services to merchants, including merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant support and chargeback resolution. In 2005, we began providing clearing, settlement and accounting services through Passport, our own internally developed back-end processing system. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At December 31, 2009 and 2008, approximately 99% and 98%, respectively, of our SME bankcard merchants were processing on Passport. In addition, we sell and rent point-of-sale devices and supplies and provide additional services to our merchants, such as gift and loyalty programs, paper check authorization and chargeback processing. These payment-related services and products are described in more detail below:

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

Authorization and Draft Capture – We provide electronic payment authorization and draft capture services for all major bankcards. Authorization generally involves approving a cardholder’s purchase at the point of sale after verifying that the bankcard is not lost or stolen and that the purchase amount is within the cardholder’s credit or account limit. The electronic authorization process for a bankcard transaction begins when the merchant “swipes” the card through its point-of-sale terminal and enters the dollar amount of the purchase. After capturing the data, the point-of-sale terminal transmits the authorization request through HPS Exchange or the third-party processor to the card-issuing bank for authorization. The transaction is approved or declined by the card-issuing bank and the response is transmitted back through HPS Exchange or the third-party processor to the merchant. At the end of each day, and, in certain cases, more frequently, the merchant will “batch out” a group of authorized transactions, transmitting them through us to Visa and MasterCard for payment.

We introduced HPS Exchange, our internally developed front-end processing system, in August 2001. During the years ended December 31, 2009, 2008 and 2007, approximately 88%, 83% and 75%, respectively, of our SME transactions were processed through HPS Exchange. The remainder of our front-end processing is outsourced to third-party processors, primarily TSYS Acquiring Solutions, but also including First Data Corporation, Chase Paymentech Solutions and Global Payments Inc. Although we will continue to install new SME merchants on TSYS’ and other third-party processors’ systems, we anticipate that the percentage of SME transactions that are outsourced to third-party processors will decline as we install a high percentage of new merchants on HPS Exchange, and convert merchants on third party systems to HPS Exchange.

Clearing and Settlement – Clearing and settlement processes, along with Merchant Accounting, represent the “back-end” of a transaction. Once a transaction has been “batched out” for payment, the payment processor transfers the merchant data to Visa or MasterCard who then collect funds from the card issuing banks. This is typically referred to as “clearing.” After a transaction has been cleared, the transaction is “settled” by Visa or MasterCard by payment of funds to the payment processor’s sponsor bank the next day. The payment processor creates an electronic payment file in ACH format for that day’s cleared activity and sends the ACH file to its sponsor bank. The ACH payments system generates a credit to the merchants’ bank accounts for the value of the file. The merchant thereby receives payment for the value of the purchased goods or services, generally two business days after the sale. Under the terms of the new Agreement with American Express and Discover, the process will be substantially similar to the Visa and MasterCard process, and the merchant will receive one deposit for all cards accepted, in contrast to the previously existing arrangement, where an acceptor of Visa and MasterCard, American Express and Discover will receive three deposits.

Passport, our internally developed back-end system, enables us to customize these services to the needs of our merchants and Relationship Managers. For example, Passport enables us to provide Next Day Funding to our SME merchants who have banking relationships with certain banks. In January 2007 we commenced Next Day Funding for merchants who maintain a deposit relationship with TD BankNorth, in July 2007 we commenced Next Day Funding for merchants who maintain a deposit relationship with Bremer Bank, in December 2007 we commenced Next Day Funding for merchants who maintain a deposit relationship with Heartland Bank (an unrelated third party), in September 2008 we commenced Next Day Funding for merchants who maintain a deposit relationship with Central Pacific Bank, in December 2008 we commenced Next Day Funding for merchants who maintain a deposit relationship with Gateway Bank, and in June 2009 we commenced Next Day Funding for merchants who maintain a deposit relationship with Commerce Bank Harrisburg. Under Next Day Funding, these merchants are paid for their transactions one day earlier than possible when we were processing on a third party back-end platform.

Merchant Accounting – Utilizing Passport, we organize our SME merchants’ transaction data into various files for merchant accounting and billing purposes. We send our SME merchants detailed monthly statements itemizing daily deposits and fees, and summarizing activity by bankcard type. These detailed statements allow our SME merchants to monitor sales performance, control expenses, disseminate information and track profitability. We also provide information related to exception item processing and various other items of information, such as volume, discounts, chargebacks, interchange qualification levels and funds held for reserves to help them track their account activity. SME merchants may access this archived information through our customer service representatives or online through our internet-based customer service reporting system.

Merchant Support Services – We provide merchants with ongoing service and support for their processing needs. Customer service and support includes answering billing questions, responding to requests for supplies, resolving failed payment transactions, troubleshooting and repair of equipment, educating merchants on Visa and MasterCard compliance and assisting merchants with pricing changes and purchases of additional products and services. We maintain a toll-free help-line 24 hours a day, seven days a week, which is staffed by our customer service representatives and during 2009 answered an average of approximately 119,000 customer calls per month. The information access and retrieval capabilities of our intranet-based systems provide our customer service representatives prompt access to merchant account information and call history. This data allows them to quickly respond to inquiries relating to fees, charges and funding of accounts, as well as technical issues.

Chargeback Services – In the event of a billing dispute between a cardholder and a merchant, we assist the merchant in investigating and resolving the dispute as quickly and accurately as possible with card issuers or the bankcard networks, which determine the outcome of the dispute. In most cases, before we process a debit to a merchant’s account for the chargeback, we offer the merchant the opportunity to demonstrate to the bankcard network or the card issuer that the transaction was valid. If the merchant is unable to demonstrate that the transaction was valid and the dispute is resolved by the bankcard network or the card issuer in favor of the cardholder, the transaction is charged back to the merchant. After a merchant incurs three chargebacks in a year, we typically charge our merchants a $25 fee for each subsequent chargeback they incur.

Large National Merchant Bankcard Payment Processing

In May 2008, we acquired Network Services from Alliance Data Systems Corporation. Network Services is a provider of payment processing solutions, serving large national merchants in a variety of industries such as petroleum, convenience store, parking and retail. Services include payment processing, prepaid services, POS terminal, helpdesk services and merchant bankcard services. This acquisition provides us with a substantial portfolio of merchants in the petroleum industry segment. In addition to Visa and MasterCard transactions, Network Services handles a wide range of payment transactions for its predominantly petroleum customer base. Network Services processes authorizations of large national merchants transactions through Fujitsu America, which acquired Alliance Data Systems Corporation’s processing business in 2009, and processes the settlement of large national merchant transactions through Fifth Third Processing Solutions.

Our bankcard processing revenue from large national merchants is recurring in nature. In contrast to SME merchants, our processing revenues from large national merchants generally consist of a flat fee per transaction and thus are primarily driven by the number of transactions we process (whether settled, or only authorized), not processing volume.

Authorization and Draft Capture – Network Services provides electronic payment authorization and draft capture for all major bankcards, client private label cards and fleet cards. Authorization generally involves approving a cardholder’s purchase at the point of sale after verifying that the card is not lost or stolen and that the purchase amount is within the cardholder’s credit or account limit. The electronic authorization process for a card transaction begins when the merchant “swipes” the card through its point-of-sale terminal and enters the dollar amount of the purchase. Network Services offers two front-end processing hosts, VAPS and NWS. After capturing the data, the point-of-sale terminal transmits the authorization request through the VAPS or NWS hosts or the third-party processor to the card-issuing entity for authorization. The transaction is approved or declined by the card-issuing entity and the response is transmitted back through the VAPS/NWS host or the third-party processor to the merchant. At the end of each day, and, in certain cases, more frequently, the merchant will “batch out” a group of authorized transactions, transmitting them through us to Visa and MasterCard for payment.

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

Clearing and Settlement – Clearing and settlement processes represent the “back-end” of a transaction. Once a transaction has been “batched out” for payment, we transfer the completed transaction detail file to Fifth Third Processing Solutions, which is our outsourced processor for clearing and settlement. During the “clearing” process, the transaction detail is split out and sent to Visa or MasterCard who then collect funds from the card issuing banks. After a transaction has been cleared, the transaction is “settled” by Visa or MasterCard by payment of funds to our sponsor bank the next day. HPS then creates either electronic payment files for wire or ACH for that day’s cleared activity and sends the files to its sponsor bank. The payments system generates a wire or credit to the merchants’ bank accounts for the value of the file.

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

Help Desk Services – The large national merchant Help Desk manages merchant trouble ticket initiation, escalation and resolution. The Help Desk also provides vendor and technician support, password resets, completes supply orders, and special projects.

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

Chargeback Services – Visa, MasterCard and Discover chargebacks for large national merchants are sent to Fifth Third Processing Solutions as part of the daily interchange confirmation files from the card networks. to Fifth Third Processing Solutions provides a number of reports that help the merchant manage chargebacks. All merchants utilizing settlement services have access to these reports. to Fifth Third Processing Solutions processes chargebacks in compliance with card network rules, determines the validity of the chargeback, and to the extent possible, resolves the chargeback without involving the merchant. Merchants are notified of chargebacks and requested to submit any information regarding the transaction within 15 days to Fifth Third Processing Solutions to facilitate resolution of the chargeback. During this time, the merchant is not debited for a chargeback. If to Fifth Third Processing Solutions Bank does not receive the required information within the timeframe allowed, the merchant will be debited for the chargeback.

Collective Point of Sale Solutions Ltd.

In March 2008, we acquired a majority interest in Collective Point of Sale Solutions Ltd. (“CPOS”), a Canadian provider of bankcard payment processing services and secure point-of-sale solutions. This acquisition provides us with an entrance into the Canadian credit and debit bankcard processing market. We are now able to service merchants that have locations in both the United States and Canada. CPOS employs call center and field sales personnel to sign new processing relationships. As of December 31, 2009 and 2008, we provided bankcard processing services to over 6,600 and 5,500 merchants, respectively, in Canada.

Payroll Processing Services

Through our wholly-owned subsidiary, Heartland Payroll Company, we operate a full-service nationwide payroll processing service. Our payroll services include check printing, direct deposit, related federal, state and local tax deposits and providing accounting documentation. In addition, we offer a “PayAdvantage” card, which provides employees the opportunity to have all, or a portion, of their payroll deposited to a Visa debit card account. In order to improve operating efficiencies and ease-of-use for our customers and to decrease our own processing costs, we offer electronic and paperless payroll processing that allows an employer to submit its periodic payroll information to us via the Internet or through a personal computer-based, direct-connect option. If a customer chooses either of these online options, all reports and interactions between the employer and us can be managed electronically, eliminating the need for cumbersome paperwork. Approximately 47% of our payroll customers currently submit their information electronically. However, if a customer chooses not to submit their payroll data online, they may submit such information via phone or facsimile. Regardless of input method, clients can choose to have Heartland print and ship their payroll package or to receive this information electronically. As of December 31, 2009, 2008 and 2007, we provided payroll processing services to 9,382, 7,738 and 6,209 customers, respectively.

We developed a new comprehensive payroll management system, which we refer to as PlusOne Payroll, that streamlines all aspects of the payroll process to enable time and cost savings. PlusOne Payroll is being rolled out to both new and existing customers beginning in the first quarter of 2010. We consider our PlusOne Payroll platform to be state-of-the art, enabling us to process payroll on a large scale and provide customizable solutions for businesses of all sizes. PlusOne Payroll enables faster processing and continuous updates to help businesses remain compliant with payroll, tax and human resources regulations. The platform features web-hosted access, enabling businesses — and their accountants’ — to securely access all payroll data from virtually anywhere with SSL-encryption protection. It also provides robust, easy-to-use reporting for better business analysis. PlusOne Payroll is equipped to interface with the leading providers of accounting and time and attendance applications, as well as restaurant and retail point-of-sale (POS) systems.

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

During 2009, we enhanced this product to provide additional value-added functionality, ease of use, and support to our check processing merchants. The enhanced Express Funds platform is now capable of automatically posting check activity to many popular accounting packages, and coupled with a new bank reconciliation feature, these represent significant improvements in efficiency, particularly for merchants with multiple deposits. Our platform now offers a Service Oriented Architecture that allows a software partner or enterprise business the ability to embed our check management platform into the merchant’s programs giving them a direct interface. We have also created a new interface referred to as Express Funds Online Lockbox that assists with remittance processing, complex data management, full page document scanning and the ability to manage split allocations.

Micropayments

We began providing payment solutions within the small value transaction market in 2006. We also manufacture and sell electronic cash systems utilizing smart (chip) card and off-line magnetic stripe card technology. Our electronic cash systems serve coin-operated vending machines and cash registers within closed-

loop environments, such as corporate and university food cafeterias and penitentiaries, and in multi-vendor/multi-application environments. These systems offer consumers convenient ways to either purchase or reload electronic cash cards, ways to spend the value on the card for small value purchases in both attended and unattended point of sale locations, and offer merchants financial settlement between the value (electronic cash card) issuer and the vendor/merchant who accepts the card as payment. We believe that there is increasing consumer demand for, and merchant interest in, card-based solutions for small denomination transactions, and expect to make additional investments in the future in developing solutions in this area.

Campus Solutions

We initiated our campus solutions product in 2007. Our campus solutions product establishes an open or closed network payments solution for a campus to efficiently process electronic transactions. In addition to providing processing and tracking of electronic payments transactions, personal identification and door access (including security), and data accumulation, our campus solutions are combined with our Give Something Back Network to offer convenient financial services to the students, faculty, staff and community merchants of an educational institution. The Give Something Back Network provides an Internet and phone accessible debit account to store funds. Our campus solution product uses improved technology to replace traditional plastic identification cards with a Give Something Back Network OneCard and a contactless cell phone tag. These cards and tags can be used to access meal plans, enter buildings, and make cashless payments at campus stores, vending machines, laundry machines, copiers, and at participating merchants in the community. We also manufacture some of the equipment used in our campus solutions products. We currently have 132 OneCard college and university accounts.

In October 2007, we acquired the assets, business and campus customers of General Meters Corporation, a provider of multi-purpose card systems for college and university campuses. This acquisition provides us with a ready customer base of colleges and universities for our campus solutions product, as well as some of the software and systems required for a complete campus solutions product line.

Loyalty and Heartland Gift Marketing

In November 2008, we acquired Chockstone, Inc., a provider of gift card programs and loyalty solutions. Our acquisition of this premier niche provider expands our ability to equip businesses nationwide with enhanced gift card and loyalty programs. Chockstone delivers its processing services to merchant locations through real-time communications with the merchant point-of-sale, enabling us to leverage existing installations across our merchant base. Chockstone historically focused on larger, national brands, including Subway® Restaurants and Ticketmaster Entertainment Inc.

In September 2009, we initiated a gift card program called Heartland Gift Marketing, which strengthens an SME merchant’s marketing initiatives by combining traditional, loyalty and promotional gift card features into one integrated gift card program. Merchants are using Heartland Gift Marketing to increase customer loyalty and acquire new customers through the use of real-time offers and rewards delivered at the merchant point-of-sale. As of December 31, 2009, Heartland Gift Marketing has signed 1,300 merchant locations and loaded $1.8 million onto approximately 80,000 activated consumer gift cards.

Prepaid Calling Services

In August of 2009, we began reselling “top-up” minutes from the major prepaid wireless and long distance providers across the nation through our e-PIN It! Program. E-PIN It! Prepaid Services enables a Heartland merchant to dispense electronic products and services through their existing point of sale terminal, using a Heartland proprietary application. Business owners can download the program directly to their terminal and sell a large assortment of products and services without the need to carry inventory. Customers access the minutes by calling a toll-free number and inputting the Personal Identification Number (PIN) printed on the terminal generated receipt.

Sales

We sell and market our products and services to our SME merchants exclusively through our sales force. As of December 31, 2009, we employed 1,749 Relationship Managers, Account Managers and sales managers in 50 states plus the District of Columbia. We have implemented a geographic sales model that divides the United States into 15 regions overseen by Regional Directors, who are primarily responsible for hiring Relationship Managers and increasing the number of installed merchants in their territory. Regional Directors manage their territories through Division Managers and Territory Managers. Division Managers do not sell our products and services. Instead, their sole responsibility is to hire, train and manage Territory and Relationship Managers in their territory. In contrast, Territory Managers are Relationship Managers who are also responsible for hiring and training a small number of Relationship Managers in their territory. Our Relationship Managers employ a community-based strategy that involves cold calling, obtaining referrals from existing merchants and building relationships with various trade groups, banks and value-added resellers to create sales opportunities.

The following graphic sets forth the number of Relationship Managers, Account Managers, sales managers and other salespersons we employed by state as of December 31, 2009. Additionally, CPOS employs eight sales people in Canada.

Our compensation structure is designed to motivate our Relationship Managers to establish profitable long-term relationships with low-risk merchants and create a predictable and recurring revenue stream. Compensation for Relationship Managers is entirely commission-based, as a percentage of the financial value of new merchant accounts installed, which is measured in terms of the annual gross margin we estimate we will receive from the merchant accounts installed. Gross Margin is calculated by deducting interchange fees, dues, assessments and fees and all of our costs incurred in underwriting, processing and servicing an account from gross processing revenues. Relationship Managers are permitted to price accounts as they deem appropriate, subject to minimum and maximum gross margin guidelines. The expected volume, pricing and other relevant details are entered into an online margin calculator, which calculates the estimated annual gross margin on the account.

We pay our Relationship Managers, Territory Managers, Division Managers, and Regional Directors a percentage of the gross margin we derive from the payments we process for the SME merchant accounts they generate and service. Typically, when a new merchant account is signed at an acceptable estimated gross margin level, the Relationship Manager will be paid a signing bonus equal to 50% of the first 12 months’ estimated gross margin. The Relationship Manager will also receive 15% of the gross margin generated from the merchant each month as residual commissions for as long as the merchant remains our customer, and in situations where there is no Account Manager assigned to the merchant account, 5% of gross margin is paid for the Relationship Manager’s continued servicing of the account. In addition, the Division Manager will receive an amount equal to 25% of the amount paid to the Relationship Manager (split with a Territory Manager, if one exists for the account), and the Regional Director will receive an amount equal to 25% of the amount paid to the Division Manager. For example, if a merchant account has $1,000 of estimated annual gross margin for the first twelve months and estimated monthly gross margin of $83.33, our sales force would be compensated as follows:

Signing Bonus:
Estimated Gross Margin for first 12 months	$1,000
Signing bonus paid to:
Relationship Manager	$500	50.0%
Division Manager (plus Territory Manager)	$125	12.5%
Regional Director	$31	3.125%

Residual Commission:
Estimated monthly Gross Margin	$83.33
Monthly residual commission paid to:
Relationship Manager	$12.50	15.00%
Division Manager	$3.12	3.75%
Regional Director	$0.78	0.94%

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

We have built a group of Account Managers who are teamed with one or more Relationship Managers to handle the new merchant installation requirements, as well as other servicing responsibilities, for those Relationship Managers. The majority of the Account Manager’s compensation represents a shift of the 5% servicing portion associated with the merchants he or she is servicing The 5% is distributed in compensation to the Account Manager in the form of a weekly salary, a monthly expense allotment and monthly bonus. In addition the Account Manager received compensation for installing new merchant accounts and the generation of merchant referrals that become new customers. Compensation for these activities is deducted from the Relationship Manager compensation. Account Managers are assigned a specific geographic territory that they are responsible for servicing and completing installation activities. We believe that the creation of the Account Manager role allows the Relationship Managers to leverage his or her sales efforts, while allowing us to offer merchants two local relationship contacts including an Account Manager who is more attuned to the merchants’ service needs. At December 31, 2009 and 2008, we had 331 and 293 Account Managers, respectively.

In late 2008, we established a small team of sales professionals to directly solicit mid-market and large national accounts. At the end of 2009, this team consisted of one Senior Director of National Accounts and four national account sales representatives. All members of the National Account team are on draw against a commission plan that includes Signing Bonus compensation and relationship management compensation. Signing Bonuses are determined after calculating the cost and internal support requirements to support each large national account’s custom needs, which is then deducted from the traditional gross margin calculations before commissions are paid.

In November of 2009, we introduced, as a pilot, our Industry Specialization Model (which we refer to as ISM). ISM is a focused selling and cross-selling approach in targeted vertical markets with geographic territories. Relationship Managers receive a protected territory in a specific vertical market in exchange for calling on every merchant in the chosen vertical assigned to their territory each year. Under the ISM program Relationship Managers are required to complete any requested industry specific training, maintain a minimum number of face to face visits each day, and report required data elements and sales activity into our CRM system on a daily basis. The pilot began in six states and by December 31, 2009 had expanded to a total of sixteen states participating in the program.

In addition to our commission-based compensation structure, we use various sales contests to reward strong sales performance. Sales compensation in connection with these contests includes stock options, trips and incentive points. In 2007, we implemented a points based incentive program. Under this program, we award our salespersons and sales managers specific point values for achieving exemplary year-over-year sales growth in installed gross margin and for achieving targets for multi-product sales. These points are redeemable for custom rewards, such as travel, personal goods, and business tools. We also award stock options to our sales persons and sales managers who achieve significant, targeted growth in the realized gross margin in their territory. During the years ended December 31, 2009, 2008 and 2007, our Board of Directors authorized and issued options to purchase an aggregate of 24,000, 60,424 and 49,233 shares of our common stock, respectively, to some of our sales persons and sales managers as part of these contests. Options granted in connection with these contests in 2009 represented 0.9% of the total options awarded, in 2008 represented 2.2% of the total options awarded, and in 2007 represented 15.6% of the options awarded.

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

We have focused significantly on the hospitality industry and, in particular, independent restaurants. The number of independent restaurants to which we provide our products and services were 47,500 as of December 31, 2009 and 48,600 as of December 31, 2008. In December 2009, the restaurant industry represented approximately 34.8% of our SME bankcard processing volume and 50.3% of our SME transactions. In December 2008 and December 2007, the restaurant industry represented approximately 37.5% and 38.8% of our bankcard processing volume and 52.1% and 53.3% of our transactions, respectively. In addition to restaurants, our merchant base includes brick and mortar retailers, lodging establishments, automotive repair shops, convenience and liquor stores, and professional service providers.

We have historically had success in marketing our products and services through relationships with key trade associations, agent banks and value-added resellers.

Trade Associations

On January 19, 2010, we formed a strategic partnership with The National Restaurant Association which will deliver a unified payments processing platform to the restaurant industry. This alliance is expected to provide restaurateurs nationwide with effective tools, solutions and resources that will help them reduce their expenses, improve operations and increase profitability — all from one source with integrated technology product platforms. Referred to as “Full Course Business SolutionsSM,” the partnership’s offering is initially launching in early 2010 with an exclusively endorsed suite of payments products — including card processing, check management, payroll and tip management, reporting and compliance services. This suite of solutions is supported by our national sales and servicing organization of 1,749 professionals located in communities across America and our 1,130 service, information technology and administrative employees. Founded in 1919, The National Restaurant Association is the leading business association for the restaurant industry, which is comprised of 945,000 restaurant and foodservice outlets and a work force of 13 million employees.

As of December 31, 2009, we also had preferred partner agreements with more than 170 trade associations, approximately 40% of which are in the hospitality industry. Of these partnerships, 40 are state restaurant associations and another 37 are state lodging associations. In addition, Heartland is the American Hotel & Lodging Association’s official preferred provider of card processing, check management, payroll and tip management services. Our agreements with trade associations typically include our commitment to be a member of the association, a sponsor of the association’s events and an advertiser in the association’s publications. In exchange for an association’s recommendation of our products and services to their members, upon the installation of a new merchant that is a member of the association we pay to the trade association a portion of the signing bonus or residual payments that otherwise would be paid to the Relationship Manager responsible for that merchant.

Agent Banks

Many community banks find it difficult to provide their merchant servicing personnel with the training and support they need to serve their customer base, and are willing to assume transaction risk. As a result, some of these banks enter into arrangements with payment processors to service their merchant portfolios. As of December 31, 2009, we provided these services to over 290 community banks in the United States. In exchange for a bank’s endorsement of our products and services, upon the installation of a new merchant referred by the bank we typically pay the bank a portion of the signing bonus or residual payment that otherwise would be paid to the Relationship Manager responsible for that merchant.

Additionally, we have entered into arrangements with Heartland Bank (St. Louis, MO), Bremer Bank (St. Paul, MN), Central Pacific Bank (Honolulu, HI), Gateway Bank (Elizabeth, NC) and Commerce Bank Harrisburg (Harrisburg, PA) providing for the conversion, in some cases, of their existing merchant processing customers onto our processing systems. In each case, these relationships are cross-referral, so that we and the banks benefit from these arrangements by gaining access to new customers. The banks retain existing deposit relationships and add new deposit relationships as new merchants are signed up. Merchants who maintain deposit relationships with these banks gain Next Day Funding for their bankcard transaction processing. Under Next Day Funding, these merchants are paid for their transactions one day earlier than is typically available.

Value-Added Resellers and Third-Party Software Providers

In order to further market our products and services, we enter into arrangements with value-added resellers and third-party software developers. Value-added resellers typically sell complementary products and services such as hardware and software applications and point-of-sale hardware, software and communication network services to merchants in markets similar to ours. Our agreements with value-added resellers provide that, in exchange for their endorsement of our products and services and upon the installation of a new merchant referred by them we will pay the value-added reseller a portion of the signing bonus and residual payment that otherwise would be paid to the Relationship Manager responsible for that merchant. As we continue to expand our product offerings, we intend to introduce capabilities that will allow our systems to be compatible with those of our value-added resellers and other third-party software developers, enabling them to embed our payment modules within their systems. As of December 31, 2009, we had arrangements with over 1,600 value-added resellers and referral services providers, including agreements with many third-party developers in the hospitality industry. From time to time, we have also entered into direct alliances with original equipment manufacturers and vendors.

In 2009, in addition to the above-focused marketing efforts, we continued to enhance the visibility of The Merchant Bill of Rights, an advocacy initiative that educates business owners about the complexities and costs of card acceptance. In launching and endorsing The Merchant Bill of Rights in 2006, we committed to supporting full disclosure regarding pricing and the existence of any transaction middlemen, and for provision of dedicated customer support and high levels of security and fraud monitoring. This initiative has been very well received in the merchant community, and many organizations have endorsed its principles. We believe we are uniquely positioned to commit to such high customer service standards, and that our focus on this approach will continue fostering success at establishing a payment processing brand that is not easily duplicated by competitors using indirect sales models, or who do not match our focus.

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

Sponsor Banks

Our primary sponsor bank for SME merchant processing is KeyBank, National Association, referred to as “KeyBank” in this document. We currently have an agreement with KeyBank to sponsor us for membership in the Visa and MasterCard networks. Under this agreement, KeyBank settles bankcard transactions for our SME merchants, and also funds our merchants the portion of our daily interchange expenses that we do not fund from our own cash. Either KeyBank or we can terminate the agreement if the other party materially breaches the agreement, including non-payment of fees due for processing our monthly settlement of transactions. The agreement may also be terminated if the other party enters bankruptcy or files for bankruptcy, if either party is required to discontinue performing its services under the agreement based upon a final order of a state or federal court or regulatory body or if there is a change in the majority ownership of the other party. KeyBank may terminate the agreement with us if we breach the by-laws and regulations of Visa or MasterCard, if either our registration or KeyBank’s membership with Visa or MasterCard terminates, if any federal or state regulatory authority requests that the agreement be terminated or that KeyBank terminate its services or if applicable laws or regulations change to prevent KeyBank from performing its services under the agreement. Upon termination of the agreement for any reason, we will have 180 days to convert to another sponsor bank. Although we expect that we would be able to secure a new sponsor bank, the cost of entering into a new sponsorship agreement may be different than under our current agreement with KeyBank. The agreement, which we entered into with KeyBank on April 1, 1999, expires in March 2012.

In 2007, we entered into a second sponsor bank agreement, this one with Heartland Bank, which is based in Saint Louis, Missouri. Heartland Bank is not related to, or associated with Heartland Payment Systems. Our agreement with Heartland Bank involves substantially the same terms as apply with KeyBank and it expires in September 2010.

In 2008, the acquisition of Network Services resulted in the addition of World Financial Network National Bank (“WFNNB”) as the sponsor bank for Network Services’ large national merchant processing. In August 2008, we entered into a sponsorship agreement with SunTrust Bank. In February 2009, we transferred the required BINs and ICAs from WFNNB to SunTrust Bank to replace World Financial Network National Bank as our sponsor bank for Network Services’ large national merchant processing. In August 2009, SunTrust Banks provided twelve months’ notice to the Company of its intent to withdraw its sponsorship of the Company’s large national merchants processing portfolio. In November 2009, we entered into a sponsorship agreement with The Bancorp Bank and transferred the sponsorship from SunTrust Bank in February 2010. The agreement with The Bancorp Bank expires in November 2014.

Third-Party Processors

We have agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. These third-party processors include to Fifth Third Processing Solutions, Fujitsu America, TSYS, First Data Corporation, Chase Paymentech Solutions and Global Payments, Inc. Our agreements with third-party processors require us to submit a minimum monthly number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay them the fees that they would have received if we had submitted the required minimum number or volume of transactions. The majority of our agreements with third-party processors may be terminated by the third-party processors if we materially breach certain sections of the agreements, including our failure to pay fees due, and we do not cure the breach within 30 days, if our registration with Visa or MasterCard terminates, or if we enter bankruptcy or file for bankruptcy.

Our Merchant Base

Our merchant customers primarily fall into two categories; our core small and mid-sized merchants (referred to as Small and Midsized Enterprises, or “SME”) and large national merchants, primarily in the petroleum industry. At December 31, 2009, we provided our bankcard payment processing services to approximately 173,400 active SME bankcard merchants located across the United States. This represents a 2.7% increase over the 168,850 active SME bankcard merchants at December 31, 2008. At December 31, 2009, we provided bankcard payment processing services to approximately 75 large national merchants with approximately 53,972 locations.

SME Merchant Base

While restaurants represent a significant portion of our SME merchant base, we also provide payment processing services to a wide variety of merchants, with a focus on those merchants whose typical customer is present when using a bankcard to pay for products or services. We define SME merchants as generating annual Visa and MasterCard bankcard processing volume between $50,000 and $5,000,000. With the added functionality and cost benefits that our back-end processing system, Passport, affords us, we have begun marketing to merchants with annual processing volume above $5,000,000.

The following chart summarizes our SME processing volume by merchant category for the month of December 2009, compared to the months of December 2008 and December 2007.

Processing Volume by Merchant Category

December 2009

	Month of December
	2009	2008	2007
Restaurants	34.8%	37.5%	38.8%
Retail	19.0%	18.9%	20.1%
Convenience, Fast Food & Liquor	10.5%	10.6%	9.7%
Automotive	7.7%	7.1%	6.4%
Professional Services	6.5%	5.7%	4.7%
Lodging	4.3%	4.8%	4.9%
Petroleum	2.1%	1.7%	2.7%
Other	15.1%	13.7%	12.7%

Total SME processing volume	$4.9 billion	$4.8 billion	$4.7 billion

No single SME merchant accounted for more than 0.87% of our total SME Visa and MasterCard bankcard processing volume in 2009, and during 2009, our top 25 merchants represented only 3.0% of our Visa and MasterCard bankcard processing volume and 2.4% of our gross processing revenue. In 2008 and 2007, no single merchant represented more than 0.56% and 0.44% of our total bankcard processing volume, respectively. In both 2008 and 2007 our top 25 merchants represented only 3.1% and 2.7%, respectively, of our bankcard processing volume and 2.5%, respectively, of our gross processing revenue.

In December 2009, SME merchants in California represented 11.8%, in New York represented 6.3%, in Texas represented 5.1%, in Florida represented 4.8%, and in New Jersey represented 4.4% of our SME bankcard processing volume. No other state represented more than 4% of our total bankcard processing volume. Our geographic concentration tends to reflect the states with the highest economic activity, as well as certain states where we have historically maintained a stronger sales force. This merchant and geographic diversification makes us less sensitive to changing economic conditions in any particular industry or region. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.

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

Large National Merchants

At December 31, 2009, we provided bankcard payment processing services to approximately 75 large national merchants with approximately 53,972 locations. Our large national merchant portfolio was acquired in the May 2008 acquisition of Network Services.

Network Services provides processing of credit and debit cards to large national merchants, primarily in the petroleum industry. For the month of December 2009, approximately 94% of Network Services large national merchant processing volume was in the petroleum industry. In addition to settling Visa and MasterCard transactions, Network Services processes a wide range of payment transactions, including providing approximately 2.4 billion transaction authorizations through its front-end card processing systems (primarily for Visa and MasterCard) in 2009. Network Services added $9.9 billion to our bankcard processing volume on 462 million transactions in 2009.

Risk Management

We believe that we have significant experience in assessing the risks associated with providing payment processing services to small- and medium-sized merchants. These risks include the limited operating history of many of the small- and medium-sized merchants we serve and the risk that these merchants could be subject to a higher rate of insolvency, which could adversely affect us financially. We apply varying levels of scrutiny in our application evaluation and underwriting of prospective merchant accounts, ranging from basic due diligence for merchants with a low risk profile to a more thorough and detailed review for higher risk merchants. In addition, through Network Services, we are also one of the leading providers of payment processing to the petroleum industry.

Merchant attrition is expected in the payment processing industry in the ordinary course of business. During 2009, 2008, and 2007, we experienced average annual attrition of 22.6%, 17.3%, and 12.6% respectively of our SME bankcard processing volume. Much of our attrition is related to business closures, which accelerated in 2009 due to weak economic conditions, and in 2009 our volume attrition was significantly impacted by overall contraction in same stores sales. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — General” for a discussion of same stores sales.

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

Effective risk management helps us minimize merchant losses for the mutual benefit of our merchants and ourselves. Our risk management procedures also help protect us from fraud perpetrated by our merchants. We believe our knowledge and experience in dealing with attempted fraud has resulted in our development and implementation of effective risk management and fraud prevention systems and procedures for the types of fraud discussed in this section. In 2009, 2008 and 2007, we experienced losses of 1.01 basis points, 0.88 basis points and 0.54 basis points, respectively, of our SME bankcard processing volume.

We employ the following systems and procedures to minimize our exposure to merchant and transaction fraud:

Underwriting

Our Relationship Managers send new applications for low-risk merchants to their regional service team for scoring and account set up. Higher-risk applications are routed to our underwriting department for review and screening. Our underwriting department’s review of these applications serves as the basis for our decision whether to accept or reject a merchant account. The review also provides the criteria for establishing cash deposit or letter of credit requirements, processing limits, average transaction amounts and pricing, which assist us in monitoring merchant transactions for those accounts that exceed those pre-determined thresholds. The criteria set by our underwriting department also assist our risk management staff in advising merchants with respect to identifying and avoiding fraudulent transactions. Depending upon their experience level, our underwriting staff has the authority to render judgment on new applications or to take additional actions such as adjusting processing limits supported by obtained processing history, analyzing average charge per transaction information or defining cash deposit/letter of credit, reserves, and delayed funding requirements for new and existing merchants. Our underwriting department prepares accounts that are risk sensitive for our credit committee review. The Credit Committee consists of a Manager of Underwriting, Manager of Risk Review and Executive Director of Core Support Group. Merchant accounts that exceed certain committee thresholds are reviewed by either our CEO, COO, CFO or Chief Portfolio Officer. Our sponsor bank also reviews and approves our merchant underwriting policies and procedures to ensure compliance with Visa and MasterCard operating rules and regulations.

Merchant Monitoring

We employ several levels of merchant account monitoring to help us identify suspicious transactions and trends. Daily merchant activity is obtained from two sources; HPS Exchange (where the information is downloaded from HPS Exchange to our monitoring systems) and TSYS (where the information is downloaded from our third-party processors onto TSYS’ risk system and then accessed by us on the Internet), and is sorted into a number of customized reports by our systems. Our risk management team reviews any unusual activity highlighted by these reports, such as larger than normal transactions or credits, and monitors other parameters that are helpful in identifying suspicious activity. We have a daily window of 10:00 a.m. to 6:00 p.m. Eastern time to decide if any transactions should be held for further review, which provides us time to interview a merchant or issuing bank to determine the validity of suspicious transactions. We have also developed a fraud management system for HPS Exchange that is fully integrated with our internal customer relationship management software and has detailed review capabilities to further streamline our monitoring of those transactions. We also place merchants who require special monitoring on alert status and have engaged a web crawling solution that scans all merchant websites for content and integrity.

Investigation and Loss Prevention

If a merchant exceeds any parameters established by our underwriting and/or risk management staff or violates regulations established by the applicable bankcard network or the terms of our merchant agreement, one of our investigators will identify the incident and take appropriate action to reduce our exposure to loss and the exposure of our merchant. This action may include requesting additional transaction information, withholding or diverting funds, verifying delivery of merchandise or even deactivating the merchant account. Additionally, Account Managers or Relationship Managers may be instructed to retrieve equipment.

Collateral

We require some of our merchants to establish cash deposits or letters of credit that we use to offset against liabilities we may incur. We hold such cash deposits or letters of credit for as long as we are exposed to a loss resulting from a merchant’s payment processing activity. In addition, we maintain a 5-day delayed deposit policy on transactions processed by our Internet merchants and newly established merchants who have not previously processed bankcards to allow for additional risk monitoring. We also place a “hold” on batches containing questionable transactions, diverting the funds to a separate account pending review. As of December 31, 2009, these cash deposits, delayed and “held” batches, and letters of credit totaled approximately $26.3 million.

Servicing Technology

We have developed a number of systems that are designed to improve the effectiveness of our sales force, customer service and the management of our business. In 2009, 2008 and 2007 we spent $8.1 million, $5.9 million and $4.2 million, respectively, on capitalized software development costs to make electronic payments easier for our sales force and merchants. Many of the following systems are accessible over the Internet through www.HeartlandPaymentSystems.com:

Portfolio Manager

Portfolio Manager is designed to allow each of our Relationship Managers to manage many aspects of his or her business, including portfolio monitoring and management, compensation review, training and professional development and the ability to communicate with others within our company. Portfolio Manager consists of a set of merchant relationship management tools. These tools include detailed merchant data, such as historical bankcard processing volume, updates on merchant contracts that will soon expire, losses, merchants who may have attrited and data that can be used by our Relationship Managers to assist merchants in understanding interchange fee structures and the risks associated with certain types of transactions. Portfolio Manager also includes an estimated gross margin calculator and a merchant profitability analysis that allows Relationship Managers to optimize gross margin generated from a new SME merchant account. In addition, Portfolio Manager provides our Relationship Managers with the ability to view their residual commission stream from their merchant portfolio, track their productivity and compare their sales statistics with those of other Relationship Managers.

Merchant Center

Merchant Center is designed to improve our merchants’ efficiency, cash management and dispute resolution by providing them with real-time access to their transaction data, including clearinghouse records, deposits and transactions. Merchant Center can replace paper merchant statements and provide automated customer self-service. Approximately 57% of our SME merchants, as of December 31, 2009, had signed up for this product. Affiliate Manager also provides similar information tools to our strategic relationships, such as trade associations, banks and value-added resellers.

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

Processing Technology

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

During 2009, approximately 88% of the transactions of our SME merchants were processed on HPS Exchange, and 92% of all merchant accounts established in 2009 were placed on the system. When a merchant uses HPS Exchange on certain hardware platforms, the resulting authorization speed for dial-up transactions can be six seconds or less and IP transactions can be two seconds or less, which we believe is faster than industry norms for comparable terminals. This increased speed not only benefits the merchant but also reduces the telecommunications costs we incur in connection with a transaction.

HPS Exchange enables us to provide more customized solutions to SME merchants, target larger merchants that demand customized front-end solutions and take advantage of new terminal hardware platforms and technology like End-to-End Encryption as they become available. HPS Exchange is customized for each merchant and will allow us to provide our merchants with differentiated value-added features, including the following:

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

We believe that we are one of the first payment processors to develop all of our systems to take advantage of recent technological advancements in network and distributed computing, such as relational databases and Internet technologies. This offers significant benefits to us in terms of cost, data manipulation and distribution, flexibility and scalability. We further believe that these systems help attract both new merchants and Relationship Managers and provide us with a competitive advantage over many of our competitors who rely on less flexible legacy systems. With more widespread availability and usage of the internet, increasing numbers of merchants are using the web as a transport medium. In December 2009, 44% of all transactions processed through HPS Exchange were transmitted through the Internet. These transactions represent a significantly lower overall cost to HPS, since no dial-up costs are incurred.

Passport

Our internally-designed back-end processing system, Passport, provides us with significant cost savings and results in greater economies of scale, by replacing third party processors’ per-transaction charges with more of a fixed-cost structure. This structure allows per-transaction savings as increasing numbers of transactions are processed on Passport. In addition, our conversion to Passport provides us with the opportunity over time to offer our merchants significantly greater amounts of information regarding their processing characteristics, in more usable formats and to offer our services to larger merchants. In July 2005, we commenced converting bankcard merchants to Passport, and we completed the conversion of substantially all of our SME bankcard merchants to Passport in the second quarter of 2006. At December 31, 2009 and 2008, approximately 99% and 98%, respectively, of our SME merchants were processing on Passport.

Network Services Technology

We operate Network Services’ platforms in two geographically dispersed data centers that are the focal point for hosting all Network Services’ transaction processing and network activity. We establish system service level thresholds based on our large national merchants’ requirements. System availability of 99.5% uptime is our standard large national merchant metric, which Network Services exceeded in 2009. To achieve this standard, transactions are mirrored between data centers, and each center has the capacity to handle our full merchant transaction load. This ensures uninterrupted transaction processing during maintenance windows and other times processing may not be available.

Authorization – We route authorization and capture transactions through Access Engine, where it is assigned to one of two payment engines: VAPS and NWS. After routing a transaction to the appropriate payment engine, it is then sent to Auth Engine which passes the transaction to the card networks for authorization.

Settlement – For those large national merchants whose NWS and VAPS authorized transactions we settle, we have a contract with to Fifth Third Processing Solutions to process settlement. A file of transactions is created and sent to Fifth Third Processing Solutions, which sends the transactions to the Card Brands. The Card Brands collect settlement funds from the card issuing banks, and forwards those funds to Fifth Third Processing Solutions, which then sends the funds to the sponsor bank to ultimately pay the large national merchants.

Network Security

In the course of our operations, we compile and maintain a large database of information relating to our merchants and their transactions, and large amounts of card information crosses our network as we authorize transactions. We have placed significant emphasis on maintaining a high level of security in order to attempt to protect the information of our merchants and their customers. We maintain current updates of network and operating system security releases and virus definitions, and have engaged a third party to regularly test our systems for vulnerability to unauthorized access. Further, we encrypt the cardholder numbers and merchant data that are stored in our databases using the highest commercially available encryption methods.

Our internal network configuration provides multiple layers of security to isolate our databases from unauthorized access and implements detailed security rules to limit access to all critical systems. In November 2003, we were certified by Visa as having successfully completed their Cardholder Information Security Program (CISP) review of our payment processing and Internet-based reporting systems. In 2004, the Visa CISP requirements were combined with security guidelines of the other card networks into a comprehensive Payment Card Industry Data Security Standard (PCI-DSS). We received confirmation of our compliance with PCI-DSS from a third party assessor in April 2008. Notwithstanding our implementation and utilization of the network security measures described in this section, we suffered the Processing System Intrusion described elsewhere in this annual report. Subsequent to the discovery of the Processing System Intrusion, we were advised by Visa that based on Visa’s investigation of the Processing System Intrusion, Visa had removed us from Visa’s published list of PCI-DSS compliant service providers. We were similarly advised by MasterCard that, based on MasterCard’s investigation of the Processing System Intrusion MasterCard believed we were in violation of the MasterCard Standards and that, based on that belief, MasterCard removed us from MasterCard’s published list of Compliant Service Providers. In April 2009, we were re-certified as PCI-DSS compliant and the assessor’s report attesting to such re-certification was reviewed and approved by Visa.

Visa placed us in a “probationary status” for the two years following our re-certification as being PCI-DSS compliant, during which time our failure to comply with the probationary requirements set forth by Visa or with the Visa operating regulations may result in Visa seeking to impose further risk conditions on us, including but not limited to our disconnection from VisaNet or our disqualification from the Visa payment system. MasterCard returned us to its published list of Compliant Service Providers.

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

Disaster Recovery and Back-up Systems

We have implemented an alternative data center and disaster recovery plan for HPS Exchange and Passport systems to ensure business continuity in the event of a system failure. As part of this plan, we have established a passive processing site in Houston, Texas that has the same functionality as our primary data center in Allen, Texas. In the event of a failure at our Allen data center, we would switch our processing immediately to the Houston data center. This scenario was successfully tested during a full Disaster Recovery test in January 2010.

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

Competition

The payment processing industry is highly competitive. We compete with other providers of payment processing services on the basis of the following factors:

•	quality of service;

•	reliability of service;

•	Professional Association endorsements;

•	ability to evaluate, undertake and manage risk;

•	speed in approving merchant applications; and

•	price.

We compete with both small and large companies in providing payment processing and related services to a wide range of merchants. Our competitors sell their services either through a direct sales force, generally concentrating on larger accounts, or through Independent Sales Organizations, telemarketers or banks, generally concentrating on smaller accounts.

There are a number of large payment processors, including First Data Corporation, Global Payments Inc., Fifth Third Processing Solutions, Chase Paymentech Solutions and Elavon, Inc., a subsidiary of U.S. Bancorp, that serve a broad market spectrum from large to small merchants; further, certain of these provide banking, ATM and other payment-related services and systems in addition to bankcard payment processing. There are also a large number of smaller payment processors that provide various services to small- and medium-sized merchants.

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

Intellectual Property

We own or are pursuing several patents with the United States Patent and Trademark Office. In addition, we own various trademarks and have applied for numerous others. Most of our services and products are based on proprietary software or processes that are updated to meet merchant needs and remain competitive. Protecting our rights to our proprietary software is critical, as it allows us to offer distinctive services and products to merchants, which differentiates us from our competitors.

Employees

As of December 31, 2009, we employed 3,055 full- and part-time personnel, including 747 customer service, risk management, financial and operations support and underwriting employees, 270 systems and technology employees, 109 payroll services employees, 65 prepaid and stored-value solutions employees, 115 accounting and administration employees and 1,749 sales and marketing employees. None of our employees are represented by a labor union, and we have experienced no work stoppages. We consider our employee relations to be good.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

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

In August 2009, we submitted to the New York Stock Exchange the CEO certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual without qualification.

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

To date, we have had several claims and lawsuits filed against us and additional lawsuits may be filed against us in the future. Several government agencies have either made inquiries to us or initiated investigations of us related to Processing System Intrusion. For more information concerning these lawsuits and government inquiries and investigations, see “Item 3. Legal Proceedings.” The amounts of the claims we expect to be asserted and amounts we may be required to pay as a result of, or in order to defend, the claims, lawsuits and government investigations and inquiries described above is likely to be substantial. It is possible that the amounts required to resolve and defend these claims, lawsuits and government inquiries and investigations could exceed our ability to pay such amounts from our cash flow and we may be required to seek financing to make such payments. Given some degree of uncertainty in the financial markets and the impact the Processing System Intrusion may have on our business and financial condition, we cannot provide any assurance that we will be able to obtain such financing on reasonable terms or at all.

We collect and store sensitive data about merchants, including names, addresses, social security numbers, driver’s license numbers and checking account numbers. In addition, we maintain a database of cardholder data relating to specific transactions, including bankcard numbers, in order to process the transactions and for fraud prevention. Any loss of cardholder data by us or our merchants could result in significant fines and sanctions by Visa, MasterCard or governmental bodies, which could have a material adverse effect upon our financial position and/or results of operations. In addition, a significant breach could result in our being prohibited from processing transactions for Visa and MasterCard.

Our computer systems have been, and could be in the future, subject to penetration by hackers and our encryption of data may not prevent unauthorized use. In this event, we may be subject to liability, including claims for unauthorized purchases with misappropriated bankcard information, impersonation or other similar fraud claims. We could also be subject to liability for claims relating to misuse of personal information, such as unauthorized marketing purposes. These claims also could result in protracted and costly litigation. In addition, we could be subject to penalties or sanctions from the Visa and MasterCard networks.

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

Our actual losses and costs to mitigate the Processing System Intrusion have proven to be a material amount, which could grow and could have a material adverse effect on our operating results, financial condition and cash flow.

The accrual of settlements and settlement offers related to the Processing System Intrusion during the year ended December 31, 2009 resulted in our creating a $99.9 million Reserve for Processing System Intrusion at December 31, 2009. To date, we have not reached definitive agreements with respect to all settlement offers we made or claims which are the subject of settlement discussions. Therefore, it should not be assumed that we will resolve the claims that are the subject of those settlement offers or the subject of settlement discussions for the amounts of the settlement offers or the settlement amounts deemed likely to be agreed upon. We understand that the reserve related to the settlement offers is required based solely on the fact we tendered offers of settlement in the amounts we have accrued. It is possible we will end up resolving the claims that are the subject of the settlement offers, either through settlements or pursuant to litigation, for amounts that are significantly greater than the amount we have reserved to date. Moreover, even if the claims that are the subject of the settlement offers were resolved for the amount we have reserved, that would still leave unresolved a significant portion of the claims that have been asserted against us or our sponsor banks relating to the Processing System Intrusion. If and when, we record additional reserves for these claims, they could be material and could adversely impact our results of operations, financial condition and cash flow. While we have established the Reserve for Processing System Intrusion, actual payments to the claimants will, to the extent they exceed our cash resources including insurance proceeds, require that we obtain additional funding from third parties. There can be no assurance that such funding will be available to us, or that the financing terms will not adversely affect our financial condition, results of operations or cash flow.

Amounts we expect to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion that will be performed after December 31, 2009 will be recognized as incurred. Such costs could be material and could adversely impact our results of operations, financial condition and cash flow.

If we fail to comply with the applicable requirements of the Visa and MasterCard bankcard networks, Visa or MasterCard could seek to fine us, suspend us or terminate our registrations. Fines could have an adverse effect on our operating results and financial condition, and if these registrations are terminated, we will not be able to conduct our business.

If we are unable to comply with Visa and MasterCard bankcard network requirements, Visa or MasterCard could seek to fine us, suspend us or terminate our registrations. On occasion, we have received notices of non-compliance and fines, which have typically related to excessive chargebacks by a merchant or data security failures on the part of a merchant. If we are unable to recover fines from our merchants, we would experience a financial loss. The termination of our registration, or any changes in the Visa or MasterCard rules that would impair our registration, could require us to stop providing Visa and MasterCard payment processing services, which would make it impossible for us to conduct our business.

Subsequent to the discovery of the Processing System Intrusion, we were advised by Visa that based on Visa’s investigation of the Processing System Intrusion, Visa had removed us from Visa’ published list of PCI-DSS compliant service providers. We were similarly advised by MasterCard that, based on MasterCard’s investigation of the Processing System Intrusion MasterCard believed we were in violation of the MasterCard Standards and that, based on that belief, MasterCard removed us from MasterCard’s published list of Compliant Service Providers. In April 2009, we were re-certified as PCI-DSS compliant and the assessor’s report attesting to such re-certification was reviewed and approved by Visa. Visa placed us in a “probationary status” for the two years following our re-certification as being PCI-DSS compliant, during which time our failure to comply with the probationary requirements set forth by Visa or with the Visa operating regulations may result in Visa seeking to impose further risk conditions on us, including but not limited to our disconnection from VisaNet or our disqualification from the Visa payment system. MasterCard returned us to its published list of Compliant Service Providers.

We are subject to the business cycles and credit risk of our merchants, which could negatively impact our financial results.

A recessionary economic environment could have a negative impact on our merchants, which could, in turn, negatively impact our financial results, particularly if the recessionary environment disproportionately affects some of the market segments that represent a larger portion of our bankcard processing volume, like restaurants. If our merchants make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenue. In addition, we have a certain amount of fixed and semi-fixed costs, including rent, processing contractual minimums and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy.

In a recessionary environment our merchants could also experience a higher rate of business closures, which could adversely affect our business and financial condition. During the recession prior to the current recession, we experienced a slowdown in the rate of same-store sales growth and an increase in business closures. During the current recession, we have experienced a reduction in same-store sales when compared to the growth in 2008, and we could experience a higher rate of merchant closures. In the event of a closure of a merchant, we are unlikely to receive our fees for any transactions processed by that merchant in its final month of operation.

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

The market for payment processing services is highly competitive. Other providers of payment processing services have established a sizable market share in the small- and medium-size merchant processing sector. Maintaining our historic growth will depend on a combination of the continued growth in electronic payment transactions and our ability to increase our market share. The current recession could cause future growth in electronic payment transactions to slow compared to historical rates of growth and the Processing System Intrusion could negatively impact our ability to increase our market share. According to The Nilson Report, we accounted for approximately 3.0% of the 2.2 trillion of total dollar volume (which we refer to as bankcard processing volume) processed by all bankcard acquirers in 2008. This competition may influence the prices we are able to charge. If the competition causes us to reduce the prices we charge, we will have to aggressively control our costs in order to maintain acceptable profit margins. In addition, some of our competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies, including First Data Corporation, Global Payments, Inc., Fifth Third Processing Solutions, Chase Paymentech Solutions and Elavon, Inc., a subsidiary of U.S. Bancorp. Our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a bank for registration with the card networks and can settle transactions more quickly for their merchants than we can for ours. These competitors have substantially greater financial, technological, management and marketing resources than we have. This may allow our competitors to offer more attractive fees to our current and prospective merchants, or other products or services that we do not offer. This could result in a loss of customers, greater difficulty attracting new customers, and a reduction in the price we can charge for our services.

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

We incurred charges relating to chargebacks and reject losses of $5.9 million, $5.3 million and $2.8 million in the years ended December 31, 2009, 2008 and 2007, respectively.

We have faced, and will in the future face, merchant fraud, which could have an adverse effect on our operating results and financial condition.

We have potential liability for fraudulent bankcard transactions initiated by merchants. Merchant fraud occurs when a merchant knowingly uses a stolen or counterfeit bankcard or card number to record a false sales transaction, processes an invalid bankcard or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Examples of merchant fraud we have faced include a manager of a franchised motel who applied for a merchant account that proved to be a second account for that motel, and processed duplicate charges in his office, and an antique repair service owner who continued accepting deposits on cards for repairs, but stopped doing the repairs. We have established systems and procedures designed to detect and reduce the impact of merchant fraud, but we cannot assure you that these measures are or will be effective. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase our chargeback liability. Increases in chargebacks could have an adverse effect on our operating results and financial condition.

Increased merchant attrition that we cannot offset with increased bankcard processing volume or new accounts would cause our revenues to decline.

We experience attrition in merchant bankcard processing volume resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account closures that we initiate due to heightened credit risks relating to, or contract breaches by, merchants, and when applicable same store sales contraction. During 2009, 2008, and 2007, we experienced average annual attrition of 22.6%, 17.3%, and 12.6% respectively. Substantially all of our processing contracts may be terminated by either party on relatively short notice. We cannot predict the level of attrition in the future, and it could increase. Increased attrition in merchant bankcard processing volume may have an adverse effect on our financial condition and results of operations. If we are unable to establish accounts with new merchants or otherwise increase our bankcard processing volume in order to counter the effect of this attrition, our revenues will decline.

We rely on sponsor banks, which have substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions. If these sponsorships are terminated and we are unable to secure new bank sponsors, we will not be able to conduct our business.

Over 95% of our revenue is derived from Visa and MasterCard bankcard transactions. Because we are not a bank, we are not eligible for membership in the Visa and MasterCard networks and are, therefore, unable to directly access the bankcard networks, which are required to process Visa and MasterCard transactions. Visa and MasterCard operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through KeyBank, which has maintained that registration since 1999, Heartland Bank, which has been a sponsor since December 2007, and Bankcorp, which has been a sponsor since February 2010 (replacing SunTrust Bank, who started processing in February 2009). If our sponsorships are terminated and we are unable to secure another bank sponsor or sponsors, we will not be able to process Visa and MasterCard transactions. Furthermore, our agreements with KeyBank and Heartland Bank give them substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants and our customer service levels. In August 2009, SunTrust Bank provided twelve months notice to the Company of its intent to withdraw its sponsorship of the Company’s large national merchants processing portfolio. In November 2009, we entered into a sponsorship agreement with The Bancorp Bank and transferred the sponsorship from SunTrust Bank in February 2010. The agreement with The Bancorp Bank expires in November 2014. Our sponsor banks’ discretionary actions under these agreements could be detrimental to our operations. It is possible that our sponsor banks could claim that the Processing System Intrusion gives them the right to terminate our agreements with them.

Current or future bankcard network rules and practices could adversely affect our business.

We are registered with the Visa and MasterCard networks through our bank sponsors as an Independent Sales Organization with Visa and a Member Service Provider with MasterCard. We are currently a sales agent for Discover and American Express. Under the new American Express agreement we will remain a sales agent; however, under the new Discover agreement we will be registered as an Acquirer. The rules of the bankcard networks are set by their boards, which may be strongly influenced by banks that own their stock and, in the case of Discover and American Express, by the card issuers, and some of those banks and issuers are our competitors with respect to these processing services. Many banks directly or indirectly sell processing services to merchants in direct competition with us. These banks could attempt, by virtue of their membership in the network, to alter the networks’ rules or policies to the detriment of non-members like us. The bankcard networks or issuers who maintain our registrations or arrangements or the current bankcard network or issuer rules allowing us to market and provide payment processing services may not remain in effect. The termination of our registration or our status as an Independent Sales Organization or Member Service Provider, or any changes in card network or issuer rules that limit our ability to provide payment processing services, could have an adverse effect on our bankcard processing volumes, revenues or operating costs. In addition, if we were precluded from processing Visa and MasterCard bankcard transactions, we would lose substantially all of our revenues.

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

If we fail to protect our intellectual property rights and defend our self from potential patent infringement claims, our competitive advantages may diminish or our ability to offer services to our customers could be restricted.

Our patents, trademarks, proprietary software and other intellectual property are critical to our future success. We rely on proprietary technology. It is possible that others will independently develop the same or similar technologies. Assurance of protecting our rights and proprietary information cannot be guaranteed. Our patents could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide any meaningful protection or advantage. If we are unable to maintain the proprietary nature of our technologies, the Company could lose competitive advantages and be materially adversely affected. Adverse determinations in judicial or administrative proceedings could prevent us from selling our services or prevent us from precluding others from selling competing services, and thereby may have a material adverse affect on the business and results of operations. Additionally, claims have been made, are currently pending, and other claims may be made in the future, with regard to our technology infringing on a patent or other intellectual property rights of others. Unfavorable resolution of these claims could either result in our being restricted from delivering the related service or result in an unfavorable settlement that could be material to our operating results, financial condition and cash flow.

Adverse conditions in markets in which we obtain a substantial amount of our bankcard processing volume, such as our largest SME merchant markets of California, New York, Texas, Florida, and New Jersey, could negatively affect our results of operations.

Adverse economic or other conditions in California, New York, Texas, Florida, and New Jersey would negatively affect our revenue and could materially and adversely affect our results of operations. In December 2009, SME merchants in California represented 11.8%, in New York represented 6.3%, in Texas represented 5.1%, in Florida represented 4.8%, and in New Jersey represented 4.4% of our SME bankcard processing volume. As a result of this geographic concentration of our merchants in these markets, we are exposed to the risks of downturns in these local economies and to other local conditions, which could adversely affect the operating results of our merchants in these markets. No other state represented more than 4% of our SME bankcard processing volume in December 2009.

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

Unlike many of our competitors who rely on Independent Sales Organizations or salaried salespeople and telemarketers, we rely on a direct sales force whose compensation is entirely commission-based. Through our direct sales force of approximately 1,069 Relationship Managers, we seek to increase the number of merchants using our products and services. We intend to significantly increase the size of our sales force. Our success partially depends on the skill and experience of our sales force. If we are unable to retain and attract sufficiently experienced and capable Relationship Managers, our business and financial results may suffer.

If we cannot pass increases in bankcard network interchange fees along to our merchants, our operating margins will be reduced.

We pay interchange fees and other network fees set by the bankcard networks to the card issuing bank for each transaction we process involving their bankcards. From time to time, the bankcard networks increase the interchange fees and other network fees that they charge payment processors and the sponsoring banks. At its sole discretion, our sponsoring bank has the right to pass any increases in interchange fees on to us and it has consistently done so in the past. We are allowed to, and in the past we have been able to, pass these fee increases along to our merchants through corresponding increases in our processing fees. However, if we are unable to do so in the future, our operating margins will be reduced.

Any acquisitions or portfolio buyouts that we make could disrupt our business and harm our financial condition.

We expect to evaluate potential strategic acquisitions of complementary businesses, products or technologies. We may not be able to successfully finance or integrate any businesses, products or technologies that we acquire. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations. We may spend time and money on projects that do not increase our revenue. To the extent we pay the purchase price of any acquisition in cash, it would reduce our cash reserves, and to the extent the purchase price is paid with our stock, it could be dilutive to our stockholders. While we, from time to time, evaluate potential acquisitions of businesses, products and technologies, and anticipate continuing to make these evaluations, we have no present understandings, commitments or agreements with respect to any acquisitions.

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

We may need to raise additional funds to finance our future capital needs, including funding costs associated with the Processing System Intrusion, developing new products and technologies, and operating expenses. We may need additional financing earlier than we anticipate if we:

•	experience material costs to mitigate the impacts of and resolve the claims originating from, the Processing System Intrusion;

•	expand faster than our internally generated cash flow can support;

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

Risks Related to Our Company

Borrowings under our Amended and Restated Credit Agreement and Bridge Loan Agreement could adversely affect our financial condition, and the related debt service obligations may adversely affect our cash flow and ability to invest in and grow our businesses.

We funded our acquisition of Network Services by borrowing under our Amended and Restated Credit Agreement and we funded the majority of our the Settlement Agreement with Visa by borrowing under our Amended and Restated Credit Agreement and Bridge Loan Agreement. The interest rates on this debt are floating based on the LIBOR rate; accordingly, if the LIBOR rate increases, our interest expense would be higher. We intend to fulfill our total debt service obligations by obtaining replacement funding from third parties and from cash generated by our operations. Such funds will not be available to use in future operations, or investing in our businesses. This may adversely impact our ability to expand our businesses or make other investments.

There can be no assurance that such replacement funding will be available to us, or that the financing terms will not adversely affect our financial condition, results of operations or cash flow. If we are unable to meet our debt obligations, we could be forced to sell assets, which we may not be able to do on satisfactory terms or at all. As a result, we could default on those obligations and in the event of such default, our lenders could accelerate our debt or take other actions that could restrict our operations. If we incur significant costs to defend, or are required to book a significant reserve for, claims arising out of the Processing System Intrusion, such costs or reserve could cause us to violate certain of the financial covenants in our Amended and Restated Credit Agreement.

Our borrowing agreements contain restrictions which may limit our flexibility in operating and growing our business.

Our borrowing agreements contain covenants, including the maintenance of certain leverage and fixed charge coverage ratios, limitations on the amount of our indebtedness, liens on our properties and assets, investments in, and loans to, other business units, our ability to enter into business combinations and asset sales, and certain other financial and non-financial covenants. In accordance with the August 3, 2009 amendment to the Amended and Restated Credit Agreement, the Company was in compliance with these covenants as of December 31, 2009.

These covenants limit our ability to engage in specified types of transactions, including among other things:

•	incur additional indebtedness or issue equity;

•	pay dividends on, repurchase or make distributions in respect of our common stock;

•	make certain investments;

•	sell certain assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; and

•	enter into certain transactions with respect to our subsidiaries.

Future sales of our common stock, or the perception in the public markets that these sales may occur, could depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception in the public markets that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. At December 31, 2009, we had 37,524,298 shares of our common stock outstanding. In addition, as of December 31, 2009, we had outstanding stock options and restricted share units totaling 7,872,424 shares issued under our 2008 Incentive Stock Option Plan and our 2000 Incentive Stock Option Plan, of which 2,242,560 were vested. Assuming the exercise of all outstanding options to acquire our common stock and the vesting of all restricted share units, our current stockholders would own on a fully-diluted basis 82.7% of the outstanding shares of our common stock, and the number of shares of our common stock available to trade could cause the market price of our common stock to decline. In addition to the adverse effect a price decline could have on holders of our common stock, such a decline could impede our ability to raise capital or to make acquisitions through the issuance of additional shares of our common stock or other equity securities.

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

At December 31, 2009, we owned one facility and leased twelve facilities which we use for operational, sales and administrative purposes.

Our principal executive offices are located in approximately 9,300 square feet of leased office space on Nassau Street in Princeton, New Jersey. The Nassau Street lease expires in May 2013.

We own 35 acres of land in Jeffersonville, Indiana, on which we have completed constructing our credit card operations and service center. The state-of-the-art facility is comprised of 238,000 square feet of space supporting customer service, operations, deployment, day care, fitness, cafeteria, and large company meetings.

We also leased the following facilities as of December 31, 2009:

Location	Square Feet	Expiration
Alpharetta, Georgia	3,008	November 30, 2010
Chattanooga, Tennessee	9,461	September 30, 2014
Cleveland, Ohio	21,729	June 30, 2012
Colorado Springs, Colorado	9,920	March 1, 2014
Johnson City, Tennessee	45,000	October 22, 2010
Phoenix, Arizona	1,284	March 31, 2011
Plano, Texas	49,015	May 31, 2015 for 26,988 square feet. January 14, 2019 for 22,207 square feet.
Portland, Oregon	11,564	September 30, 2013
Toronto, Ontario, Canada	14,094	July 31, 2020
West Windsor Township, New Jersey	5,288	May 31, 2013
Woodbridge, Ontario, Canada	2,205	February 28, 2010

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

Processing System Intrusion Legal Proceedings

To date, we have had several lawsuits filed against us and additional lawsuits may be filed. These include lawsuits which assert claims against us by cardholders (including various putative class actions seeking in the aggregate to represent all cardholders in the United States whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion) and banks that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion (including various putative class actions seeking to represent all financial institutions that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion), seeking damages allegedly arising out of the Processing System Intrusion and other related relief. The actions generally assert various common-law claims such as claims for negligence and breach of contract, as well as, in some cases, statutory claims such as violation of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The putative cardholder class actions seek various forms of relief including damages, injunctive relief, multiple or punitive damages, attorneys’ fees and costs. The putative financial institution class actions seek compensatory damages, including recovery of the cost of issuance of replacement cards and losses by reason of unauthorized transactions, as well as injunctive relief, attorneys’ fees and costs.

On June 10, 2009, the Judicial Panel on Multidistrict Litigation (the “JPML”) entered an order centralizing these cases for pre-trial proceedings before the United States District Court for the Southern District of Texas, under the caption In re Heartland Payment Systems, Inc. Data Security Breach Litigation, MDL No. 2046, 4:09-md-2046. On August 24, 2009, the court appointed interim co-lead and liaison counsel for the financial institution and consumer plaintiffs. On September 23, 2009, the financial institution plaintiffs filed a Master Complaint in the MDL proceedings, which we moved to dismiss on October 23, 2009. Briefing on that motion to dismiss concluded on February 1, 2010 and the motion remains pending. On December 18, 2009, the Company and interim counsel for the consumer plaintiffs filed with the Court a proposed settlement agreement, subject to court approval, of the consumer class action claims. The putative consumer class actions and putative financial institution class actions filed against us and pending through March 9, 2010 are described in “Legal Proceedings — Processing System Intrusion Legal Proceedings.”

Other actions have been filed against us seeking damages allegedly arising out of the Processing System Intrusion and other related relief on an individual basis. On October 14, 2009, the Clark County Indiana Teachers Federal Credit Union filed a complaint in the Clark Circuit Superior Court of the State of Indiana. This action is captioned Clark County Indiana Teachers Federal Credit Union v. Heartland Payment Systems, Inc., Civ. No. 10D02-0910-LL-1209, and asserts claims for negligence and breach of contract. We have not yet responded to the complaint. On December 28, 2009, Putnam Bank of Putnam, Connecticut filed a complaint in Connecticut Superior Court, Putnam Bank v. Heartland Payment Systems, Inc., case no. WWM-CV-10-6001208-S. On January 20, 2010, we removed the action to the United States District Court for the District of Connecticut, case no. 3:10-cv-0061 (JBA), and, on January 27, 2010, filed a Notice of Potential Tag-Along Action, requesting centralization of the action with the MDL proceedings. On February 9, 2010, OmniAmerican Bank filed a complaint in the District Court for Collin County, Texas, Civ. No. 380-00563-2012. The complaint identifies as a party in interest the Federal Insurance Company, which is alleged to have insured plaintiff and reimbursed it for $1,005,077.50, less a $100,000 deductible. On February 18, 2010, Quad City Bank and Trust filed a complaint in the District Court for Collin County, Texas, Civ. No. 380-00721-2010.

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

On January 19, 2010, financial institution plaintiffs, including certain of the named plaintiffs in the MDL proceedings, commenced an action against our sponsor banks in the United States District Court for the Southern District of Texas, captioned Lonestar National Bank, N.A. et al. v. KeyBank NA, et al., Civ. No. 4:10-cv-00171. This action against our sponsor banks asserts common-law claims similar to those asserted against us, and likewise seeks to represent all financial institutions that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion. On March 4, 2010, this action was transferred to the judge overseeing the MDL proceedings. The sponsor banks could seek indemnification from us in regard to the claims asserted in this action.

Four securities class action complaints were filed in the United States District Court for the District of New Jersey: Davis v. Heartland Payment Systems, Inc. et al., 3:09-cv-01043-AET-TJB (March 6, 2009); Ivy v. Heartland Payment Systems, Inc. et al., 3:09-cv-01264-AET-JJH (March 19, 2009); Ladensack v. Heartland Payment Systems, Inc. et al., 3:09-cv-01632-FLW-TJB (April 3, 2009); and Morr v. Heartland Payment Systems, Inc. et al., 3:09-cv-01818-JAP-LHG (April 16, 2009). All four complaints contained similar allegations that we and two of our officers, Chief Executive Officer Robert O. Carr and President and Chief Financial Officer Robert H. B. Baldwin, Jr. violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by making material misrepresentations and/or omissions to our securities holders concerning the Processing System Intrusion, and that four of our insiders had engaged in insider trading. On May 7, 2009, Ladensack was voluntarily dismissed by plaintiffs without prejudice. On May 27, 2009, the three remaining securities class actions were consolidated into In re Heartland Payment Systems, Inc. Securities Litigation, 3:09-cv-01043-AET-TJB (the “Consolidated Securities Class Action”). The Teamsters Local Union No. 727 Pension Fund and Genesee County Employees’ Retirement System were appointed Co-Lead Plaintiffs for the purported class pursuant to 15 U.S.C. § 78u-4(a)(3)(B).

On August 20, 2009, Lead Plaintiffs in the Consolidated Securities Class Action filed an Amended Consolidated Class Action Complaint for Violations of the Federal Securities Laws (the “Amended Securities Complaint”), purporting to represent all individuals who bought our common stock between February 13, 2008 and February 23, 2009. The Amended Complaint alleged that we and Messrs. Carr and Baldwin made material misrepresentations and/or omissions to our shareholders concerning our network security and the Processing System Intrusion in violation of Sections 10(b) and/or 20(a) of the Exchange Act. Lead Plaintiffs sought various forms of relief, including damages, attorneys’ fees, and costs and expenses. On September 25, 2009, we moved to dismiss the Amended Securities Complaint. On December 7, 2009, the Court granted our motion to dismiss and dismissed the Amended Securities Complaint with prejudice. Lead Plaintiffs did not appeal the dismissal within the time prescribed by the Federal Rules of Appellate Procedure, rendering the Court’s dismissal a final judgment on the merits and terminating the Consolidated Securities Class Action.

On May 20, 2009, we received a letter from counsel purporting to represent Heartland shareholders Charles Lee and Paul Miele demanding that we initiate suit against the members of our Board of Directors and Messrs. Carr and Baldwin to recover damages for alleged breaches of fiduciary duty and to correct supposed deficiencies in our internal controls. Our Board of Directors formed an independent Special Committee, represented by independent counsel, to investigate the allegations in the demand letter and recommend to our Board of Directors whether suit should be filed or what other action, if any, should be taken in response to the demand. The Special Committee also was charged with investigating and making recommendations to our Board of Directors concerning the allegations in derivative complaints subsequently filed by Messrs. Lee and Miele and by our alleged shareholder Eric Kirkham, described below. On February 18, 2010, after conducting an investigation, the Special Committee issued a Confidential Report to the independent members of our Board of Directors, in which it concluded that the interests of us and our stockholders would not be served by pursuing claims against our directors and officers. The Special Committee recommended that our Board of Directors seek dismissal of the derivative litigation pending as of the date of the Confidential Report.

On July 14, 2009, our alleged shareholder, Eric Kirkham, filed a Verified Shareholder Derivative Complaint in the United States District Court, District of New Jersey, Kirkham v. Carr et al., 3:09-cv-03444-AET-DEA (D.N.J.) (the “Kirkham Action”), purportedly for the benefit of nominal defendant Heartland, the members of our Board of Directors and Messrs. Carr and Baldwin as individual defendants. The Kirkham Complaint asserted claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, alleging that our Board members and Messrs. Carr and Baldwin caused Heartland to disseminate to our shareholders materially misleading and inaccurate information, ignored supposed inadequacies within our internal controls, practices and procedures, and failed to make a good faith effort to correct the problems or prevent their recurrence from February 13, 2008 through July 14, 2009. The plaintiff sought various forms of relief, including damages, injunctive relief, restitution, attorneys’ fees, and costs and expenses. On September 11, 2009, our alleged shareholder, Paul Miele, filed a Verified Shareholder Derivative Complaint in the United States District Court, District of New Jersey, Miele v. Carr et al., 3:09-cv-04687-JAP-LHG (D.N.J.) (the “Miele Action”), purportedly for the benefit of nominal defendant Heartland. On September 14, 2009, our alleged shareholder, Charles Lee, filed a virtually identical Verified Shareholder Derivative Complaint in the United States District Court, District of New Jersey, Lee v. Carr et al., 3:09-cv-04729-FLW-LHG (D.N.J.) (the “Lee Action”), also purportedly for the benefit of nominal defendant Heartland. Both complaints named the members of our Board of Directors and Messrs. Carr and Baldwin as individual defendants and asserted a single claim for breach of fiduciary duty, alleging that our Board members and Messrs. Carr and Baldwin knowingly failed to establish and maintain adequate network security, concealed news about security breaches and our network security from our shareholders, and then failed to correct network security problems and/or prevent their recurrence, during the period December 30, 2007 through January 20, 2009. The plaintiffs in the Miele and Lee Actions sought various forms of relief, including damages, attorneys’ fees, and costs and expenses.

On November 25, 2009, the Court consolidated the Miele and Lee Actions into Miele et al. v. Carr et al., Master File No. 3:09-cv-04687-AET-LHG (D.N.J.) (the “Consolidated Miele Action”) and set a coordinated briefing schedule for the Consolidated Miele Action and the Kirkham Action.

On December 4, 2009, Plaintiffs Miele and Lee filed a Verified Consolidated Shareholder Derivative Complaint in the Consolidated Miele Action (the “Consolidated Miele Complaint”), and Plaintiff Kirkham filed a Verified Amended Shareholder Derivative Complaint in the Kirkham Action (the “Amended Kirkham Complaint”). The Consolidated Miele Complaint is substantively identical to the original Miele and Lee

Complaints. The Amended Kirkham Complaint added a number of additional factual allegations, and added one new individual defendant (Alan Sims, Chief Technology Officer). It also expanded the period during which plaintiff alleged wrongdoing by defendants to February 2008 through the date the Amended Kirkham Complaint was filed, December 4, 2009. Like the original Kirkham complaint, it made claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, alleging that our Board members and the other individual defendants caused Heartland to disseminate to our shareholders materially misleading and inaccurate information, ignored supposed inadequacies within our internal controls practices and procedures, and failed to make a good faith effort to correct the problems or prevent their recurrence. The plaintiff continued to seek various forms of relief, including damages, injunctive relief, restitution, attorneys’ fees, and costs and expenses.

On January 20, 2010, we separately moved to dismiss the Consolidated Miele Complaint and the Amended Kirkham Complaint for failure to meet the pre-suit demand requirements of Rule 23.1 of the Federal Rules of Civil Procedure. On February 11, 2010, plaintiff in the Kirkham Action filed a stipulation for dismissal of the action with prejudice. Pursuant to that stipulation, the Court dismissed the Amended Kirkham Complaint with prejudice on February 12, 2010. On February 19, 2010, the Court granted a Joint Stipulation to extend the schedule for the motion to dismiss briefing in the Consolidated Miele Action. On March 9, 2010, the Court granted another Joint Stipulation further revising the motion schedule, under which Plaintiffs in the Consolidated Miele Action must file any opposition to our motion to dismiss no later than March 19, 2010 and we must file any reply to Plaintiffs’ opposition no later than April 2, 2010.

In addition, a putative merchant class action has been commenced that seeks to represent all merchants against whom we assert or have asserted a claim for chargebacks or fines related to compromised credit card data since 2006. Filed on March 9, 2009 in the Circuit Court of the City of Saint Louis, Missouri, the action is captioned S.M. Corporation, d/b/a Mike Shannon’s Steak & Seafood v. Orbit POS Systems, Inc. and Heartland Payment Systems, Inc., Case No. 0822-CC07833. The action asserts various common-law claims, including for breach of contract, unjust enrichment, fraudulent misrepresentation, and breach of the duty of good faith and fair dealing, and seeks various forms of relief including damages, injunctive relief, and attorneys’ fees. We moved to dismiss that action on June 8, 2009 and the court denied our motion on December 7, 2009. Separately, we have asserted various common-law claims, including for breach of contract, against the named merchant plaintiff in the Missouri action in an action captioned Heartland Payment Systems, Inc v. Mike Shannon, individually, and S.M. Corporation, d/b/a Mike Shannon’s Steak & Seafood, Civ. No. L-6619-08 in New Jersey Superior Court. This action seeks to recover from the merchant certain fines and fees that were assessed by Visa and MasterCard and paid by the Company, along with attorneys’ fees and costs. The Missouri and New Jersey actions were dismissed without prejudice on March 1, 2010, pursuant to a settlement between S.M. Corporation, Mike Shannon and us. The Missouri action was so dismissed, on an individual basis, prior to any motion for class certification. Also, the New Jersey action was dismissed with prejudice as against Mike Shannon individually. Under the settlement, SM Corporation will continue the Missouri action as against Orbit POS Systems, Inc. and, from any recovery, pay us up to approximately $265,600 (the amount of the fees and fines claimed by us in the New Jersey action). Upon resolution of SM Corporation’s action against Orbit POS Systems, Inc., if the amount so recovered by SM Corporation does not reach approximately $265,600, then SM Corporation will also pay us the difference up to that amount. SM Corporation can institute litigation against us only if we reinstate the New Jersey action or sue to enforce the settlement. All claims of SM Corporation and our company against each other are tolled by agreement in the meantime, but, upon SM Corporation’s payment of the approximately $265,000 to us, then our company, SM Corporation and Mike Shannon will exchange mutual releases.

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

Although we intend to defend the lawsuits, investigations and inquiries described above vigorously, we cannot predict the outcome of such lawsuits, investigations and inquiries. Apart from damages claimed in such lawsuits and in other lawsuits relating to the Processing System Intrusion that may be filed, we may be subject to fines or other obligations as a result of the government inquiries and investigations described above and additional governmental inquiries or investigations relating to the Processing System Intrusion that may be commenced. The card brands with whom we have not reached a settlement (the “Non-Settling Card Brands”) have also asserted claims seeking to impose fines, penalties, and other assessments against us or our sponsor banks (who would seek indemnification from us pursuant to our agreements with them) based upon the Processing System Intrusion. By these claims, the Non-Settling Card Brands seek to recover from us, or from our sponsor banks (who would in turn seek to recover from us) assessments in respect of fraud losses and operating expenses (including card reissuance costs and non-ordinary-course account monitoring expenses) that such card brands believe either themselves or their issuers to have incurred by reason of the Processing System Intrusion, as well as fines and/or penalties by reason of our alleged failure to comply with such card brands’ operating regulations. The amounts we are required to pay to defend against and/or resolve the claims by the Non-Settling Card Brands described above could have a material adverse effect on our results of operations and financial condition.

For the year ended December 31, 2009, we expensed a total of $128.9 million, or about $2.16 per share, associated with the Processing System Intrusion. Approximately $17.6 million of these charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services. The majority of these charges, or approximately $111.3 million, related to:

(i)	assessments imposed in April 2009 by MasterCard and Visa against our sponsor banks, which assessments were in turn withheld from us by our sponsor banks,

(ii)	settlement agreements and settlements reached with American Express (settled in December 2009) and Visa (agreement entered into on January 7, 2010). The settlement pursuant to the Visa agreement was consummated on February 18, 2010.

(iii)	settlement offers we made to certain claimants in an attempt to resolve certain of the claims asserted against us or our sponsor banks (who have asserted rights to indemnification from us pursuant to our agreements with them), and

(iv)	settlements deemed likely to be agreed upon in the near term with certain claimants, such as the cardholder class action.

Notwithstanding our belief that we have strong defenses against the claims that are the subject of the settlement offers and discussions described in (iii) and (iv) above, we decided to make the settlement offers and engage in settlement discussions in attempts to avoid the costs and uncertainty of litigation. We are prepared to vigorously defend ourselves against all the claims relating to the Processing System Intrusion that have been asserted against us and our sponsor banks to date.

The accrual of the settlements and settlement offers during the year ended December 31, 2009 resulted in our recognizing a $99.9 million Reserve for Processing System Intrusion at December 31, 2009. To date, we have not reached a definitive agreement with respect to settlement offers and discussions noted in (iii) and (iv) above. Therefore, it should not be assumed that we will resolve the claims that are the subject of those settlement offers or the subject of settlement discussions for the amounts of the settlement offers or the settlement amounts deemed likely to be agreed upon. We understand that the reserve related to the settlement offers is required based solely on the fact we tendered offers of settlement in the amounts we have accrued. It is possible we will end up resolving the claims that are the subject of the settlement offers, either through settlements or pursuant to litigation, for amounts that are greater than the amount we have reserved to date. Moreover, even if the claims that are the subject of the settlement offers were resolved for the amount we have reserved, that would still leave unresolved a portion of the claims that have been asserted against us or our sponsor banks relating to the Processing System Intrusion. We feel we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion, including those claims that are not the subject of the settlement offers.

On December 17, 2009, we entered into a settlement agreement and release with American Express to resolve potential claims and other disputes among us and American Express (and its issuers) with respect to the Processing System Intrusion. We paid American Express approximately $3.5 million in full and final satisfaction of any and all claims of American Express and its issuers arising from or relating to the Processing System Intrusion. Such settlement agreement and release contains mutual releases by and between us and American Express (on behalf of itself and its issuers) relating to the Processing System Intrusion.

On January 7, 2010, we, Heartland Bank, KeyBank National Association (“KeyBank,” and, together with Heartland Bank, the “Sponsor Banks”), and Visa U.S.A. Inc., Visa International Service Association and Visa Inc. (collectively, “Visa”) entered into a settlement agreement (the “Settlement Agreement”) to resolve potential claims and other disputes among us, the Sponsor Banks and Visa with respect to the potential rights and claims of Visa and certain issuers of Visa-branded credit and debit cards related to the Processing System Intrusion. After credit for fines previously collected by Visa during 2009, the maximum settlement amount under the Settlement Agreement would not exceed $59.2 million. We had included costs of this settlement in our Provision for Processing System Intrusion on our Consolidated Statement of Operations for the year ended December 31, 2009 and in our Reserve for Processing System Intrusion on the Consolidated Balance Sheet as of December 31, 2009.

A condition of the Settlement Agreement was that we obtain a loan of at least $53.0 million from the Sponsor Banks, the proceeds of which to be used to partially fund the settlement amount.

On February 18, 2010, we entered into a bridge loan agreement (the “Bridge Loan Agreement”) with KeyBank, as administrative agent, and KeyBank and Heartland Bank as bridge lenders. On that date, KeyBank made a bridge loan to us in the amount of $20.0 million and Heartland Bank made a bridge loan in the amount of $8.0 million (collectively, the “Bridge Loan”), which are the maximum amounts that we may borrow under the Bridge Loan Agreement. We must repay the Bridge Loan by February 17, 2011.

On February 18, 2010, we also entered into an amendment (the “Amendment”) to our Amended and Restated Credit Agreement dated as of May 30, 2008, with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. The Amendment provided for, among other things, a release of the lender’s lien on our Jeffersonville, IN Service Center and certain other assets relating to the ownership and occupancy of the Service Center.

On February 18, 2010, we also entered into a Commitment Increase Agreement pursuant to the Amended and Restated Credit Agreement (the “Commitment Increase Agreement”) whereby KeyBank as one of the lenders under the Amended and Restated Credit Agreement agreed to increase its revolving credit commitment to us under the Amended and Restated Credit Agreement by $25.0 million (the “Increased Credit Commitment”). The terms of the Increased Credit Commitment are similar to the terms of the Revolving Credit Facility.

We used the proceeds of the Bridge Loan and the Increased Credit Commitment, along with some of our cash, to fund the Settlement with Visa. The Settlement Agreement was consummated on February 18, 2010.

While we have determined that the Processing System Intrusion has triggered other loss contingencies, to date, an unfavorable outcome is not believed by us to be probable on those claims that are pending or have been threatened against us, or that we consider to be probable of assertion against us, and we do not have sufficient information to reasonably estimate the loss we would incur in the event of an unfavorable outcome on any such claim. Therefore, no reserve/liability has been recorded as of December 31, 2009 with respect to any such claim, except for the assessments actually imposed by MasterCard and Visa, the amounts of the settlement offers we made and the expected costs of settling with certain claimants as discussed above. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that we will incur on that claim is reasonably estimable, we will record a reserve for the claim in question. If and when, we record such a reserve, it could be material and could adversely impact our results of operations, financial condition and cash flow.

Additional costs we expect to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion will be recognized as incurred. Such costs are expected to be material and could adversely impact our results of operations, financial condition and cash flow.

As previously disclosed, we were advised by Visa that, based on Visa’s investigation of the Processing System Intrusion Visa believes we are in violation of the Visa Operating Regulations and that, based on that belief, Visa removed us from Visa’s published Global List of PCI DSS Validated Service Providers. We were similarly advised by MasterCard that, based on MasterCard’s investigation of the Processing System Intrusion MasterCard believed we were in violation of the MasterCard Standards and that, based on that belief, MasterCard removed us from MasterCard’s published list of Compliant Service Providers. On April 30, 2009, following the completion of our annual PCI DSS assessment, we successfully validated our compliance with PCI DSS. As such, we were returned to MasterCard’s list of Compliant Service Providers and Visa’s List of PCI DSS Validated Service Providers.

Although we have insurance that we believe may cover some of the costs and losses that we may incur in connection with the above-described pending and potential lawsuits, inquiries, investigations and claims, we cannot now confirm that such coverage will, in fact, be provided or the extent of such coverage, if it is provided.

Other Legal Proceedings

On December 16, 2008, a putative class action was filed against us in the Superior Court of California, County of San Diego, Ryan McInerney, Hossein Vazir Zand v. Heartland Payment Systems, Inc. The plaintiffs purport to represent a putative class of individuals who allegedly were not reimbursed by us for business expenses and whose compensation was allegedly reduced for their costs of doing business. The plaintiffs seek unspecified monetary damages, penalties, injunctive and declaratory relief, and attorneys’ fees and costs.

On September 9, 2009, VeriFone Israel Ltd. filed a lawsuit in the Northern District of California alleging patent infringement of U.S. Patent No. 6,853,093 by our prototype NP3000 payment terminals. VeriFone Israel seeks injunctive relief against the alleged infringement and damages, including enhanced damages for willfulness and reasonable attorneys’ fees. On October 13, 2009, VeriFone Israel Ltd. amended its complaint to add an additional plaintiff, VeriFone Holdings, Inc., and seeking declaratory judgment that VeriFone Holdings was not involved in certain unfair business activity including tortious interference with contract and prospective economic advantage, tortious refusal to deal, breach of contract, breach of implied duty of good faith and fair dealing, unfair competition and defamation. These declaratory judgment counts regarding VeriFone’s unfair business activities correspond to affirmative claims we brought against VeriFone Holdings in New Jersey State Court, previously. VeriFone voluntarily dismissed these claims on February 15, 2010. We filed a declaratory judgment action in the Northern District of California on February 16, 2010 seeking a judgment that we do not infringe U.S. Patent No. 6,853,093 and that the patent is not valid.

On November 6, 2009, we filed a separate lawsuit against VeriFone Holdings, Inc. in United States District Court, District of New Jersey, alleging multiple federal law claims, including trademark infringement and false advertising under the Lanham Act, and violation of the Anti-cybersquatting Protection Act. We are seeking injunctive relief and damages, including enhanced damages for willfulness as well as attorneys’ fees. On the same day that we filed the lawsuit, we also filed an emergency application for a temporary restraining order and a preliminary injunction, directed against VeriFone Holdings. On November 6, 2009, VeriFone Holdings, Inc. also filed a lawsuit against us in the United States District Court for the Northern District of California, alleging a federal law claim for false advertising under the Lanham Act and a state law claim for unfair competition under the California Business and Professions Code. VeriFone Hollings seeks injunctive relief and damages, including enhanced damages for willfulness and attorneys’ fees. . VeriFone voluntarily dismissed this action on February 15, 2010. Verifone Holdings, Inc. and Verifone Israel filed counterclaims in its New Jersey Federal Action raising the same issues that were alleged in the two Northern District of California actions.

In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. We believe that the outcome of the proceedings to which we are currently a party will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the New York Stock Exchange under the ticker symbol “HPY.” The following table sets forth the high and low sales prices of our common stock and dividend paid per share for the four quarters during the years ended December 31, 2009 and 2008:

	High	Low	Dividend Per Share
2008
Quarter Ended:
March 31, 2008	$27.01	$19.44	$0.09
June 30, 2008	$27.77	$20.63	$0.09
September 30, 2008	$33.00	$20.54	$0.09
December 31, 2008	$27.04	$12.01	$0.09
2009
Quarter Ended:
March 31, 2009	$18.93	$3.57	$0.025
June 30, 2009	$9.62	$6.34	$0.01
September 30, 2009	$15.17	$8.88	$0.01
December 31, 2009	$14.59	$10.45	$0.01

Holders of Common Stock

The number of shareholders of record of our common stock as of March 3, 2010 was 30.

Dividends

Until the third quarter of 2006, we had not paid any cash dividends on our common stock. On August 1, 2006, our Board of Directors declared the first quarterly cash dividend on our common stock. After considering economic conditions and our financial obligations related to the Processing System Intrusion, our Board of Directors reduced our quarterly dividend rate in the first and second quarters of 2009. The payment of dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend on, among other factors, our earnings, stockholders’ equity, cash position and financial condition. On February 18, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per share of common stock, payable on March 15, 2010 to stockholders of record as of March 5, 2010.

Securities Authorized For Issuance Under Equity Compensation Plans

We maintain the Heartland Payment Systems, Inc. 2008 Equity Incentive Plan under which shares of our common stock are authorized for issuance. For more information on this plan, see Note 15 to “Notes to Consolidated Financial Statements.” Information regarding the common stock issuable under this plan as of December 31, 2009 is set forth in the following table:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	7,872,424	$14.53	1,726,543
Equity compensation plans not approved by security holders	None	N/A	None
Total	7,872,424	$14.53	1,726,543

Purchases of Equity Securities by the Issuer

On January 13, 2006, our Board of Directors authorized management to repurchase up to the lesser of (a) 1,000,000 shares of our common stock or (b) $25,000,000 worth of our common stock in the open market. On August 1, 2006, our Board of Directors authorized management to repurchase up to 1,000,000 shares of our common stock in the open market using the proceeds from the exercise of stock options. On May 3, 2007, the Board of Directors eliminated the restriction in the August 1, 2006 repurchase authorization which required management to use only proceeds from the issuance of stock options for repurchases, and increased the total remaining authorized number of shares to be repurchased to 2,000,000. Under these authorizations, the Company repurchased an aggregate of 2,924,684 shares of its common stock at a cost of $65.1 million, or an average cost of $22.25 per share. This includes 350,400 shares repurchased at a cost of $3.2 million, or $9.14 per share during 2009 and 781,584 shares repurchased at a cost of $18.0 million, or $23.02 per share during 2008.

Performance Graph

The following graph compares the percentage change in cumulative total stockholder return on our common stock from August 10, 2005, the date our common stock was priced in connection with our initial public offering, through December 31, 2009 with the cumulative total return over the same period of (i) the S&P 500 Index and (ii) the S&P Information Technology Index.

The below comparison assumes $100 was invested on August 10, 2005 in our common stock and in the S&P 500 Index and the S&P Information Technology Index, and assumes reinvestment of dividends, if any. Historical stock prices are not indicative of future stock price performance.

	Base Period 08/10/05	Period Ended
		12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Heartland Payment Systems, Inc.	100.00	120.33	157.23	150.48	99.92	75.48
S&P 500	100.00	102.39	118.57	125.08	78.80	99.66
S&P Information Technology Index	100.00	101.53	110.08	128.03	72.80	117.73

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial information and other data for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 which are derived from our consolidated financial statements included elsewhere in this report. Historical consolidated financial information for 2006 and 2005 are derived from our consolidated financial statements for those years (not included herein). The information in the following table should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statement of Operations Data:
Total revenues	$1,652,139	$1,544,902	$1,313,846	$1,097,041	$834,824

Costs of Services:
Interchange	1,142,112	1,093,546	962,025	804,267	611,736
Dues, assessments and fees	89,844	67,648	57,050	47,122	36,602
Processing and servicing	199,934	179,106	131,944	117,112	86,314
Customer acquisition costs	50,362	48,522	44,193	35,451	28,025
Depreciation and amortization	15,786	11,006	6,806	6,042	5,685

Total costs of services	1,498,038	1,399,828	1,202,018	1,009,994	768,362
General and administrative	104,154	74,434	52,059	42,229	34,004

Total expenses	1,602,192	1,474,262	1,254,077	1,052,223	802,366

Income from operations	49,947	70,640	59,769	44,818	32,458

Other income (expense):
Interest income	117	755	1,934	1,225	477
Interest expense	(2,698)	(3,206)	(785)	(753)	(1,553)
Losses on investments	(31)	(395)	(1,650)	—	—
Exit costs for Service Center	—	—	(1,267)	—	—
Fair value adjustment for warrants with mandatory redemption provisions	—	—	—	—	(2,912)
Gain on settlement of financing arrangement	—	—	—	—	5,140
Provision for System Intrusion	(128,943)	—	—	—	—
Other, net	(41)	(5)	(841)	(669)	198

Total other income (expense)	(131,596)	(2,851)	(2,609)	(197)	1,350

Income (loss) before income taxes	(81,649)	67,789	57,160	44,621	33,808
Provision for income taxes	(29,919)	25,918	21,290	16,077	14,715

Net income (loss)	(51,730)	41,871	35,870	28,544	19,093
Income allocated to Series A Senior Convertible Participating Preferred Stock	—	—	—	—	(4,728)
Less: Net income attributable to noncontrolling interests	66	31	—	—	—

Net income (loss) attributable to Heartland	$(51,796)	$41,840	$35,870	$28,544	$14,365

Earnings (loss) per common share:
Basic	$(1.38)	$1.12	$0.95	$0.78	$0.62
Diluted	$(1.38)	$1.08	$0.90	$0.71	$0.50

Weighted average number of common shares outstanding:
Basic	37,483	37,521	37,686	36,394	23,069
Diluted	38,028	38,698	39,980	39,943	37,879

Cash dividends declared per common share	$0.055	$0.36	$0.25	$0.05	—

Other Data:
Number of active bankcard merchants serviced (at period end - in thousands)	234	230	155	133	110
Bankcard processing volume for the period (in millions)	69,262	66,925	51,936	43,294	33,722

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$32,113	$27,589	$35,508	$16,054	$8,724
Receivables, net	149,403	140,145	122,613	107,154	93,756
Total assets	562,206	463,619	329,189	251,768	183,685
Due to sponsor banks	80,007	68,212	49,798	27,253	34,530
Accounts payable	32,305	25,864	20,495	16,936	14,736
Current portion of borrowings	58,547	58,522	—	174	261
Long term portion of borrowings	8,419	16,984	—	—	173
Total liabilities	432,251	284,256	163,520	112,475	103,634
Total Stockholders’ Equity	129,741	179,244	165,669	139,293	80,051

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements and the risk factors included elsewhere in this report.

Overview

General

Our primary business is to provide bankcard payment processing services to merchants in the United States and Canada. This involves facilitating the exchange of information and funds between merchants and cardholders’ financial institutions, providing end-to-end electronic payment processing services to merchants, including merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support and risk management. Our merchant customers primarily fall into two categories; our core SME merchants and large national merchants, primarily in the petroleum industry. We also provide additional services to our merchants, such as payroll processing, gift and loyalty programs, and paper check processing, and we sell and rent point-of-sale devices and supplies.

On January 20, 2009, we publicly announced the Processing System Intrusion, which apparently occurred during some portion of 2008. See “— Processing System Intrusion” for more detail.

At December 31, 2009, we provided our bankcard payment processing services to approximately 173,400 active SME bankcard merchants located across the United States. This represents a 2.7% increase over the 168,850 active SME bankcard merchants at December 31, 2008. At December 31, 2009, we provided bankcard payment processing services to approximately 75 large national merchants with approximately 53,972 locations. Our total bankcard processing volume for the year ended December 31, 2009 was $69.3 billion, a 3.5% increase from the $66.9 billion processed during the year ended December 31, 2008. Bankcard processing volume for 2009 includes $9.9 billion for large national merchants acquired with Network Services. For the years ended December 31, 2007 and 2006, our bankcard processing volume was $51.9 billion and $43.3 billion, respectively.

In May 2008, we acquired the net assets of the Network Services Business unit (“Network Services”) of Alliance Data Network Services LLC (“Alliance”), for a cash payment of $92.5 million. The acquisition was financed through a combination of cash on hand and our credit facilities. Network Services provides processing of credit and debit cards to large national merchants, primarily in the petroleum industry. Network Services settled 462 million transactions representing over $9.9 billion of total annual Visa and MasterCard bankcard processing volume in 2009 and in 2008 added $8.7 billion to our bankcard processing volume on 317 million settled transactions since its acquisition in May 2008. In addition to settling Visa and MasterCard transactions, Network Services processes a wide range of payment transactions for its predominantly petroleum customer base, including providing approximately 2.4 billion transaction authorizations through its front-end card processing systems (primarily for Visa and MasterCard) in 2009 and in 2008 added 1.4 billion transaction authorizations since its acquisition.

In March 2008, we acquired a majority interest in Collective Point of Sale Solutions Ltd. (“CPOS”) for a net cash payment of $10.1 million. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions. This acquisition added approximately 5,100 Canadian merchants and provides us an entrance into the Canadian credit and debit card processing market. We are now able to service merchants that have locations in both the United States and Canada. We do not expect the acquisition of CPOS to have a material impact on our 2010 revenues or net income.

In November 2008, we acquired the net assets of Chockstone, Inc. (“Chockstone”) for a net cash payment of $4.1 million. The Chockstone acquisition expands our ability to equip merchants nationwide with enhanced gift card and loyalty programs. Chockstone’s loyalty platform helps businesses of all sizes identify their most profitable customers and market to their unique needs—thereby increasing the frequency of their visits and the size of their average purchases. Chockstone’s loyalty marketing and gift card solutions are used by leading brands in more than 65,000 restaurants, convenience stores, and other retail locations in North America. We do not expect the acquisition of Chockstone to have a material impact on our 2010 revenues or net income.

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

During the years ended December 31, 2009, 2008 and 2007, approximately 88%, 83% and 75%, respectively, of our SME transactions were processed through HPS Exchange, which has decreased our operating costs per transaction. At December 31, 2009 and 2008, approximately 99% and 98%, respectively, of our active SME merchants were processing on Passport, which also has contributed to decreasing our operating costs per transaction. With our conversion to Passport, our internally developed systems are providing substantially all aspects of most of our merchants’ processing needs, excluding Network Services. Previously, we relied on third party vendors for many of these services including bankcard authorization and data capture services, settlement and merchant accounting services. We will continue to process a minority of our transactions through third party front-end systems.

The bankcard revenue we earn in our SME business is recurring in nature, as we typically enter into three-year service contracts with our card processing merchants that, in order to qualify for the agreed-upon pricing, require the merchant to achieve bankcard processing volume minimums. Most of our SME revenue is payment processing fees, which are a combination of a fee equal to a percentage of the dollar amount of each Visa or MasterCard transaction we process plus a flat fee per transaction. We make mandatory payments of interchange fees to card-issuing banks through Visa and MasterCard and dues, assessments and other network fees to Visa and MasterCard. Our SME gross bankcard processing revenue is largely driven by Visa and MasterCard volume processed by merchants with whom we have processing contracts; as such, we also generally benefit from consumers’ increasing use of bankcards in place of cash and checks, and sales growth experienced by our retained bankcard merchants. In contrast, Network Services revenues are largely driven by the number of transactions it processes (whether settled, or only authorized), not its processing volume, as the larger merchants which comprise Network Services’ customer base pay on a per transaction basis for processing services.

Historically successful efforts of our sales force have led to growth in the number of SME merchants for whom we process. Our sales force included Relationship Managers at December 31, 2009, 2008 and 2007 of 1,069, 1,166, and 1,117, respectively. We measure the production of our sales force by the amount of gross margin they install, which reflects the expected annual gross profit from a merchant/customer contract after deducting processing and servicing costs associated with that revenue. Our 2009 sales performance reflects the continuing impacts of challenging economic conditions and soft consumer spending. In 2009, our installed gross margin decreased 16.2% from 2008 levels, following a 6.8% increase in 2008 over 2007 levels. The number of total SME bankcard, payroll and check processing merchants we installed during year ended December 31, 2009 was 52,754 new merchants installed, compared to 60,164 new merchants installed during the year ended December 31, 2008 and 61,502 new merchants installed during the year ended December 31, 2007.

As a result of our commission-only compensation system for our sales force, we are able to increase the size of our sales force with minimal upfront costs. However, since we pay signing bonuses and commissions approximating 92% of the gross margin generated by an SME merchant in its first year, growth in installed margin consumes significant capital, as it typically takes approximately one year’s processing to cover the outlays for signing bonuses, commissions and payroll taxes.

In our SME business, we measure same store sales growth or contraction as the change in bankcard processing volume for all bankcard merchants that were processing with us in the same month a year earlier. In 2009, same store sales contracted by 7.8% on average, compared to 2.1% on average in 2008 and a growth of 3.0% on average in 2007. Same store sales growth or contraction results from the combination of the increasing or decreasing use by consumers of bankcards for the purchase of goods and services at the point of sale, and sales growth or contraction experienced by our retained SME bankcard merchants. The following table compares our same store sales growth or contraction for the 2009, 2008 and 2007 by quarter and full year:

Same Store Sales Growth (Contraction)	2009	2008	2007

First Quarter	(7.6)%	0.6%	3.4%
Second Quarter	(9.7)%	(0.1)%	3.3%
Third Quarter	(8.6)%	(2.0)%	3.6%
Fourth Quarter	(5.2)%	(6.8)%	2.1%
Full Year	(7.8)%	(2.1)%	3.0%

We attribute the deterioration in same store sales percentages to declining economic conditions including impacts from severely contracted credit markets, a weak housing market, historically low consumer and investor confidence and a soft labor market leading to higher unemployment rates. Management believes that all of these factors have negatively impacted consumer confidence, disposable income, and spending behavior, which has impacted the businesses of our SME merchants. Management believes that the current challenging economic conditions may continue to negatively impact our business.

We also derive recurring revenue from our payroll processing services, American Express and Discover processing, and maintenance fees on micropayment and campus solutions. Other revenues include sales of card processing and micropayment equipment and fees for additional services we provide, such as fees for handling merchants’ chargebacks.

We provide payroll processing services throughout the United States. At December 31, 2009, we processed payroll for 9,382 customers, an increase of 21.2% from 7,738 payroll customers at December 31, 2008.

Processing System Intrusion

On January 20, 2009, we publicly announced the discovery of a criminal breach of our payment systems environment (the “Processing System Intrusion”). The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by us during the transaction authorization process. Such data is not required to be encrypted while in transit under current payment card industry guidelines. We had received confirmation of our compliance with the Payment Card Industry Data Security Standard (“PCI-DSS”) from a third-party assessor each year since the standard was announced, including in April 2008, before the discovery of the Processing System Intrusion. Subsequent to the discovery of the Processing System Intrusion, we were advised by Visa that based on Visa’s investigation of the Processing System Intrusion, Visa had removed us from Visa’ published list of PCI-DSS compliant service providers. We were similarly advised by MasterCard that, based on MasterCard’s investigation of the Processing System Intrusion MasterCard believed we were in violation of the MasterCard Standards and that, based on that belief, MasterCard removed us from MasterCard’s published list of Compliant Service Providers. In April 2009, we were re-certified as PCI-DSS compliant and the assessor’s report attesting to such re-certification was reviewed and approved by Visa. As such, we were returned to MasterCard’s published list of Compliant Service Providers and Visa’s Global List of PCI-DSS Validated Service Providers. Card data that could have been exposed by the Processing System Intrusion included card numbers, expiration dates, and certain other information from the magnetic stripe on the back of the payment card (including, for a small percentage of cards, the cardholder’s name). However, the cardholder information that we process does not include addresses or Social Security numbers. Also, we believe that no unencrypted PIN data was captured. We believe the breach has been contained and did not extend beyond 2008.

For the year ended December 31, 2009, we expensed a total of $128.9 million, or about $2.16 per share, associated with the Processing System Intrusion. Approximately $17.6 million of these charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services. The majority of these charges, or approximately $111.3 million, related to:

(i)	assessments imposed in April 2009 by MasterCard and Visa against our sponsor banks, which assessments were in turn withheld from us by our sponsor banks,

(ii)	settlement agreements and settlements reached with American Express (settled in December 2009) and Visa (agreement entered into on January 7, 2010). The settlement pursuant to the Visa agreement was consummated on February 18, 2010.

(iii)	settlement offers we made to certain claimants in an attempt to resolve certain of the claims asserted against us or our sponsor banks (who have asserted rights to indemnification from us pursuant to our agreements with them), and

(iv)	settlements deemed likely to be agreed upon in the near term with certain claimants, such as the cardholder class action.

Notwithstanding our belief that we have strong defenses against the claims that are the subject of the settlement offers and discussions described in (iii) and (iv) above, we decided to make the settlement offers and engage in settlement discussions in attempts to avoid the costs and uncertainty of litigation. We are prepared to vigorously defend ourselves against all the claims relating to the Processing System Intrusion that have been asserted against us and our sponsor banks to date.

The accrual of the settlements and settlement offers during the year ended December 31, 2009 resulted in our recognizing a $99.9 million Reserve for Processing System Intrusion at December 31, 2009. To date, we have not reached a definitive agreement with respect to settlement offers and discussions noted in (iii) and (iv) above. Therefore, it should not be assumed that we will resolve the claims that are the subject of those settlement offers or the subject of settlement discussions for the amounts of the settlement offers or the settlement amounts deemed likely to be agreed upon. We understand that the reserve related to the settlement offers is required based solely on the fact we tendered offers of settlement in the amounts we have accrued. It is possible we will end up resolving the claims that are the subject of the settlement offers, either through settlements or pursuant to litigation, for amounts that are significantly greater than the amount we have reserved to date. Moreover, even if the claims that are the subject of the settlement offers were resolved for the amount we have reserved, that would still leave unresolved a significant portion of the claims that have been asserted against us or our sponsor banks relating to the Processing System Intrusion. We feel we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion, including those claims that are not the subject of the settlement offers.

On December 17, 2009, we entered into a settlement agreement and release with American Express to resolve potential claims and other disputes among us and American Express (and its issuers) with respect to the Processing System Intrusion. We paid American Express approximately $3.5 million in full and final satisfaction of any and all claims of American Express and its issuers arising from or relating to the Processing System Intrusion. Such settlement agreement and release contains mutual releases by and between us and American Express (on behalf of itself and its issuers) relating to the Processing System Intrusion.

On January 7, 2010, we, Heartland Bank, KeyBank National Association (“KeyBank,” and, together with Heartland Bank, the “Sponsor Banks”), and Visa U.S.A. Inc., Visa International Service Association and Visa Inc. (collectively, “Visa”) entered into a settlement agreement (the “Settlement Agreement”) to resolve potential claims and other disputes among us, the Sponsor Banks and Visa with respect to the potential rights and claims of Visa and certain issuers of Visa-branded credit and debit cards related to the Processing System Intrusion. After credit for fines previously collected by Visa during 2009, the maximum settlement amount under the Settlement Agreement would not exceed $59.2 million. We had included costs of this settlement in our Provision for Processing System Intrusion on our Consolidated Statement of Operations for the year ended December 31, 2009 and in our Reserve for Processing System Intrusion on the Consolidated Balance Sheet as of December 31, 2009.

A condition of the Settlement Agreement was that we obtain a loan of at least $53.0 million from the Sponsor Banks, the proceeds of which to be used to partially fund the settlement amount.

On February 18, 2010, we entered into a bridge loan agreement (the “Bridge Loan Agreement”) with KeyBank, as administrative agent, and KeyBank and Heartland Bank as bridge lenders. On that date, KeyBank made a bridge loan to us in the amount of $20.0 million and Heartland Bank made a bridge loan in the amount of $8.0 million (collectively, the “Bridge Loan”), which are the maximum amounts that we may borrow under the Bridge Loan Agreement. We must repay the Bridge Loan by February 17, 2011.

On February 18, 2010, we also entered into an amendment (the “Amendment”) to our Amended and Restated Credit Agreement dated as of May 30, 2008, with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. The Amendment provided for, among other things, a release of the lender’s lien on our Jeffersonville, IN Service Center and certain other assets relating to the ownership and occupancy of the Service Center.

On February 18, 2010, we also entered into a Commitment Increase Agreement pursuant to the Amended and Restated Credit Agreement (the “Commitment Increase Agreement”) whereby KeyBank as one of the lenders under the Amended and Restated Credit Agreement agreed to increase its revolving credit commitment to us under the Amended and Restated Credit Agreement by $25.0 million (the “Increased Credit Commitment”). The terms of the Increased Credit Commitment are similar to the terms of the Revolving Credit Facility.

We used the proceeds of the Bridge Loan and the Increased Credit Commitment, along with some of our cash, to fund the Settlement with Visa. The Settlement Agreement was consummated on February 18, 2010.

While we have determined that the Processing System Intrusion has triggered other loss contingencies, to date, an unfavorable outcome is not believed by us to be probable on those claims that are pending or have been threatened against us, or that we consider to be probable of assertion against us, and we do not have sufficient information to reasonably estimate the loss we would incur in the event of an unfavorable outcome on any such claim. Therefore, no reserve/liability has been recorded as of December 31, 2009 with respect to any such claim, except for the assessments actually imposed by MasterCard and Visa, the amounts of the settlement offers we made and the expected costs of settling with certain claimants as discussed above. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that we will incur on that claim is reasonably estimable, we will record a reserve for the claim in question. If and when, we record such a reserve, it could be material and could adversely impact our results of operations, financial condition and cash flow.

Additional costs we expect to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion will be recognized as incurred. Such costs could be material and could adversely impact our results of operations, financial condition and cash flow.

2009 Financial Highlights

For 2009, our financial results continued to reflect the impacts of challenging economic conditions, soft consumer spending, and the costs we incurred related to the Processing System Intrusion. Poor economic conditions have unfavorably impacted both new merchant installs and processing volume at existing merchants. For 2009, we recorded a net loss of $51.8 million, or $1.38 per share compared to net income of $41.8 million, or $1.08 per diluted share, in 2008. During 2009, we recorded pretax charges of $128.9 million, or about $2.16 per share for costs related to the Processing System Intrusion that we incurred for investigations, remedial actions, legal fees, crisis management services and settlement offers. The following is a summary of our financial results for 2009:

•

Our SME bankcard processing volume increased 1.7% to $59.0 billion, compared to $57.9 billion in 2008. This increase in SME bankcard processing volume was primarily attributable to the American Express and Discover processing volume we added in 2009 as well as a net increase in SME bankcard merchant accounts. The number of SME bankcard merchant accounts grew by approximately 2.7% from 168,850 at December 31, 2008 to 173,400 at December 31, 2009.

•

We generated revenues on the 462 million large national merchant transactions that we settled and on the 2.4 billion large national merchant transactions that we authorized. These compare to the 317 million transactions settled and 1.4 billion transactions authorized from the time we acquired Network Services in May 2008. We earn transaction-based revenues on our large national merchant card processing volume.

•

Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 9.5% to $420.2 million during 2009 from $383.7 million during 2008. The increase in net revenue was driven by the addition of revenues from Network Services and by the year-over-year increases in SME merchant processing revenues.

•

Our general and administrative expenses increased 39.9% from $74.4 million in 2008 to $104.2 million in 2009. This increase was primarily due to the growth in personnel costs including wages and bonuses, medical benefits and an increase in stock compensation expense, as well as an increase in legal expenses.

•

Our income from operations, which we also refer to as operating income, contracted to $49.9 million for 2009 from $70.6 million for 2008 primarily due to the unfavorable impact which challenging economic conditions had on our revenues and the increase in general and administrative expenses. Our operating margin, which is measured as operating income divided by net revenue, was 11.9% for 2009, compared to 18.4% for 2008. In addition to the impact of the economy, the year-over-year decline in our operating margin was also due to the addition of Network Services, whose operating margin is significantly lower than that of our historic business, for the full year.

•

Our effective income tax rate for 2009 was 36.6%, which compares to an effective tax rate of 38.3% for 2008. Minimum state tax income tax expenses recorded in 2009 resulted in the relatively lower effective tax rate benefit arising from our 2009 loss.

Components of Revenues and Expenses

Revenues. Our revenues fall into three categories: gross processing revenue, payroll processing revenue and equipment-related income. Our gross processing revenue primarily consists of discount, per-transaction (Network Services prices its card processing fees entirely on a per transaction basis) and periodic (primarily monthly) fees from the processing of Visa, MasterCard, American Express and Discover transactions, for merchants and authorization of transactions by Network Services. These fees are negotiated by our Relationship Managers with each merchant. Gross processing revenue also includes American Express and Discover servicing fees, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, check processing fees, gift and loyalty card fees and other miscellaneous revenue. Revenues are recorded at the time service is provided.

Payroll processing revenue includes fees charged by our subsidiary, Heartland Payroll Company, for payroll processing services, including check printing, direct deposit, related federal, state and local tax deposits and providing accounting documentation and interest income earned on funds held for customers. Revenues are recorded at the time service is provided.

Equipment-related income includes revenues from the sale, rental and deployment of bankcard and check processing terminals. Since January 1, 2006, our equipment-related income also includes revenues from the sale of hardware, software and associated services for prepaid card and stored-value card payment systems. Beginning October 19, 2007, we added revenues from the sale of hardware, software and associated services for campus payment solutions to our equipment-related income. Equipment revenues are recorded at the time of shipment, or the provision of service. Most of these revenue items will tend to grow with our merchant growth.

Expenses. Our most significant expense is interchange fees, which are set by the Visa and MasterCard card networks, and are paid to the card issuing banks. For our SME bankcard processing, we do not offset bankcard processing revenues and interchange fees because our business practice is to advance the interchange fees to most of our merchants when settling their daily transactions (thus paying the full amount of the transaction to the merchant), and then to collect our full discount fees from our merchants on the first business day of the next month. As Network Services does not advance interchange fees to its merchants, we record its portion of our processing revenues net of interchange fees. Interchange fees are calculated as a percentage of the dollar volume processed plus a per transaction fee. We also pay Visa and MasterCard network dues, assessments and fees, which are a combination of a percentage of the dollar volume processed and per-transaction fees. Interchange fees and dues, assessments and fees are recognized at the time transactions are processed. It is our policy to pass along to our merchants any changes in interchange fees and card network dues, assessments and fees. Since the card networks regularly adjust those rates, our gross processing revenue will increase or decrease, but all the impact will be paid to the card issuing banks and our income from operations will not be affected.

Costs of services also include processing and servicing costs, customer acquisition costs, and depreciation and amortization. Processing and servicing costs include:

•

processing costs, which are either paid to third parties, including our bank sponsors, or represent the cost of our own authorization/capture and accounting/settlement systems. During 2009, third party costs represented about 76% of our processing costs and increased due to our addition of Network Services. During 2008, third party costs represented about 74% of our processing costs, compared to 69% during 2007. Approximately 22% of our third-party processing costs in 2009 were paid to Fujitsu and Alliance for processing Network Services Transactions. Approximately 29%, 35% and 66%, respectively, of our third-party processing costs in 2009, 2008 and 2007 were paid to TSYS Acquiring Solutions;

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

•	the costs of bankcard terminals, prepaid card and stored value hardware deployed, and merchant supplies.

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

General and administrative expenses include personnel and other administrative expenses related to our information technology infrastructure costs, our marketing expenses and other administrative functions.

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

The amount of the up-front signing bonus paid for new SME bankcard, payroll and check processing accounts is based on the estimated gross margin for the first year of the merchant contract. The gross signing bonuses paid during 2009, 2008 and 2007 were $34.7 million, $43.8 million and $43.6 million, respectively. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The net signing bonus adjustments made during 2009, 2008 and 2007 were $(1.5) million, $1.7 million and $1.1 million, respectively. Positive signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year exceeds the estimated gross margin for that year, resulting in the underpayment of the up-front signing bonus and would be paid to the relevant sales person. Negative signing bonus adjustments could result from prior overpayments of up-front signing bonuses, and would be recovered from the relevant salesperson. The amount of signing bonuses paid which remained subject to adjustment at December 31, 2009 and 2008 was $32.8 million and $41.2 million, respectively.

The deferred acquisition cost component is accrued for vested salespersons over the first year of bankcard merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss in 2009, 2008 or 2007.

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

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.2 million at December 31, 2009 and 2008.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 to 2  1/2 years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During 2009, 2008 and 2007, we made buyout payments of approximately $8.1 million, $7.0 million and $8.8 million, respectively. We expect to make significant buyout payments in the future, subject to available cash, as such buyouts reduce the monthly payments we will have to make to our salespersons for such merchants in the future.

Reserve for Processing System Intrusion

The Processing System Intrusion requires us to make assumptions and estimates concerning the outcomes and related costs and losses in connection with various lawsuits, claims, and investigations. We make our estimates of costs based on our best judgments and anticipated outcomes of these lawsuits, claims, and investigations.

On January 20, 2009, we publicly announced the discovery of a criminal breach of our payment systems environment (the “Processing System Intrusion”). The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by us during the transaction authorization process. Such data is not required to be encrypted while in transit under current payment card industry guidelines. We had received confirmation of our compliance with the Payment Card Industry Data Security Standard (“PCI-DSS”) from a third-party assessor each year since the standard was announced, including in April 2008, before the discovery of the Processing System Intrusion. Subsequent to the discovery of the Processing System Intrusion, we were advised by Visa that based on Visa’s investigation of the Processing System Intrusion, Visa had removed us from Visa’ published list of PCI-DSS compliant service providers. We were similarly advised by MasterCard that, based on MasterCard’s investigation of the Processing System Intrusion MasterCard believed we were in violation of the MasterCard Standards and that, based on that belief, MasterCard removed us from MasterCard’s published list of Compliant Service Providers. In April 2009, we were re-certified as PCI-DSS compliant and the assessor’s report attesting to such re-certification has been reviewed and approved by Visa. As such, we were returned to MasterCard’s published list of Compliant Service Providers and Visa’s Global List of PCI-DSS Validated Service Providers. Card data that could have been exposed by the Processing System Intrusion included card numbers, expiration dates, and certain other information from the magnetic stripe on the back of the payment card (including, for a small percentage of cards, the cardholder’s name). However, the cardholder information that we process does not include addresses or Social Security numbers. Also, we believe that no unencrypted PIN data was captured. We believe the breach has been contained and did not extend beyond 2008.

For the year ended December 31, 2009, we expensed a total of $128.9 million, or about $2.16 per share, associated with the Processing System Intrusion. Approximately $17.6 million of these charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services. The majority of these charges, or approximately $111.3 million, related to:

(i)	assessments imposed in April 2009 by MasterCard and Visa against our sponsor banks, which assessments were in turn withheld from us by our sponsor banks,

(ii)	settlement agreements and settlements reached with American Express (settled in December 2009) and Visa (agreement entered into on January 7, 2010). The settlement pursuant to the Visa agreement was consummated on February 18, 2010.

(iii)	settlement offers we made to certain claimants in an attempt to resolve certain of the claims asserted against us or our sponsor banks (who have asserted rights to indemnification from us pursuant to our agreements with them), and

(iv)	settlements deemed likely to be agreed upon in the near term with certain claimants, such as the cardholder class action.

Notwithstanding our belief that we have strong defenses against the claims that are the subject of the settlement offers and discussions described in (iii) and (iv) above, we decided to make the settlement offers and engage in settlement discussions in attempts to avoid the costs and uncertainty of litigation. We are prepared to vigorously defend ourselves against all the claims relating to the Processing System Intrusion that have been asserted against us and our sponsor banks to date.

On December 17, 2009, we entered into a settlement agreement and release with American Express to resolve potential claims and other disputes among us and American Express (and its issuers) with respect to the Processing System Intrusion. We paid American Express approximately $3.5 million in full and final satisfaction of any and all claims of American Express and its issuers arising from or relating to the Processing System Intrusion. Such settlement agreement and release contains mutual releases by and between us and American Express (on behalf of itself and its issuers) relating to the Processing System Intrusion.

On January 7, 2010, we, Heartland Bank, KeyBank National Association (“KeyBank,” and, together with Heartland Bank, the “Sponsor Banks”), and Visa U.S.A. Inc., Visa International Service Association and Visa Inc. (collectively, “Visa”) entered into a settlement agreement (the “Settlement Agreement”) to resolve potential claims and other disputes among us, the Sponsor Banks and Visa with respect to the potential rights and claims of Visa and certain issuers of Visa-branded credit and debit cards related to the Processing System Intrusion. After credit for fines previously collected by Visa during 2009, the maximum settlement amount under the Settlement Agreement would not exceed $59.2 million. We had included costs of this settlement in our Provision for Processing System Intrusion on our Consolidated Statement of Operations for the year ended December 31, 2009 and in our Reserve for Processing System Intrusion on the Consolidated Balance Sheet as of December 31, 2009.

A condition of the Settlement Agreement was that we obtain a loan of at least $53.0 million from the Sponsor Banks, the proceeds of which to be used to partially fund the settlement amount.

On February 18, 2010, we entered into a bridge loan agreement (the “Bridge Loan Agreement”) with KeyBank, as administrative agent, and KeyBank and Heartland Bank as bridge lenders. On that date, KeyBank made a bridge loan to us in the amount of $20.0 million and Heartland Bank made a bridge loan in the amount of $8.0 million (collectively, the “Bridge Loan”), which are the maximum amounts that we may borrow under the Bridge Loan Agreement. We must repay the Bridge Loan by February 17, 2011.

On February 18, 2010, we also entered into an amendment (the “Amendment”) to our Amended and Restated Credit Agreement dated as of May 30, 2008, with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. The Amendment provided for, among other things, a release of the lender’s lien on our Jeffersonville, IN Service Center and certain other assets relating to the ownership and occupancy of the Service Center.

On February 18, 2010, we also entered into a Commitment Increase Agreement pursuant to the Amended and Restated Credit Agreement (the “Commitment Increase Agreement”) whereby KeyBank as one of the lenders under the Amended and Restated Credit Agreement agreed to increase its revolving credit commitment to us under the Amended and Restated Credit Agreement by $25.0 million (the “Increased Credit Commitment”). The terms of the Increased Credit Commitment are similar to the terms of the Revolving Credit Facility.

We used the proceeds of the Bridge Loan and the Increased Credit Commitment, along with some of our cash, to fund the Settlement with Visa. The Settlement Agreement was consummated on February 18, 2010.

The accrual of the settlements and settlement offers during the year ended December 31, 2009 resulted in our recognizing a $99.9 million Reserve for Processing System Intrusion at December 31, 2009. To date, we have not reached a definitive agreement with respect to settlement offers and discussions noted in (iii) and (iv) above. Therefore, it should not be assumed that we will resolve the claims that are the subject of those settlement offers or the subject of settlement discussions for the amounts of the settlement offers or the settlement amounts deemed likely to be agreed upon. We understand that the reserve related to the settlement offers is required based solely on the fact we tendered offers of settlement in the amounts we have accrued. It is possible we will end up resolving the claims that are the subject of the settlement offers, either through settlements or pursuant to litigation, for amounts that are greater than the amount we have reserved to date. Moreover, even if the claims that are the subject of the settlement offers were resolved for the amount we have reserved, that would still leave unresolved a portion of the claims that have been asserted against us or our sponsor banks relating to the Processing System Intrusion. We feel we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion, including those claims that are not the subject of the settlement offers.

While we have determined that the Processing System Intrusion has triggered other loss contingencies, to date, an unfavorable outcome is not believed by us to be probable on those claims that are pending or have been threatened against us, or that we consider to be probable of assertion against us, and we do not have sufficient information to reasonably estimate the loss we would incur in the event of an unfavorable outcome on any such claim. Therefore, no reserve/liability has been recorded as of December 31, 2009 with respect to any such claim, except for the assessments actually imposed by MasterCard and Visa, the amounts of the settlement offers we made and the expected costs of settling with certain claimants as discussed above. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that we will incur on that claim is reasonably estimable, we will record a reserve for the claim in question. If and when, we record such a reserve, it could be material and could adversely impact our results of operations, financial condition and cash flow.

Additional costs we expect to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion will be recognized as incurred. Such costs could be material and could adversely impact our results of operations, financial condition and cash flow.

Merchant Deposits and Loss Reserves

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder’s dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At December 31, 2009 and 2008, we held SME merchant deposits totaling $25.9 million and $15.8 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent bankcard processing volume. At December 31, 2009 and 2008, our loss reserve totaled $1,336,000 and $1,097,000, respectively. Aggregate bankcard merchant losses, including losses charged to operations and the loss reserve, were $5.9 million, $5.1 million and $2.8 million for 2009, 2008 and 2007, respectively. As percentages of SME Visa and MasterCard processing volume, in 2009, 2008 and 2007, we experienced losses of 0.0101%, 0.0088% and 0.0054%, respectively.

Since we began processing American Express and Discover cards for our merchants in 2009, we have not experienced chargeback losses.

Chargebacks originating from large national merchant bankcard processing are processed and carried by Fifth Third Processing Solutions Bank, which is our third-party outsourced processor for settling large national merchant accounts.

Stock Options

We expense employee share-based payments under the fair value method. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Under the modified-prospective-transition method, we are required to record compensation expense for all awards granted after the date of adoption using grant-date fair value estimate and for the unvested portion of previously granted awards using the grant-date fair value estimate.

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

Management believes that achieving these performance conditions is not “more likely than not” to occur, therefore, no share-based compensation expense has been recorded for these stock options in 2009. The evaluation of the likelihood of achieving these performance conditions will be repeated quarterly, and at such point that vesting of some or all of the options becomes more likely than not, share-based compensation expense will be recorded.

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

We estimate the grant date fair value of the stock options we issue using a Black-Scholes valuation model for “plain-vanilla” stock options and performance-based stock options, and we use a lattice valuation model to measure grant date fair value for stock options containing market vesting conditions. Our assumption for expected volatility is based on our historical volatility for those option grants whose expected life fall within a period we have sufficient historical volatility data related to market trading of our own Common Stock. For those option grants whose expected life is longer than we have sufficient historical volatility data related to market trading of our own Common Stock, we determine an expected volatility assumption by referencing the average volatility experienced by a group of our public company peers. For plain-vanilla stock options, we estimate the expected life of a stock option based on the simplified method as provided by the staff of the SEC. The simplified method is used because, at this point, we do not have sufficient historical information to develop reasonable expectations about future exercise patterns. For the performance-based options, the expected life is estimated based on the average of three possible performance condition outcomes. Our dividend yield assumption is based on dividends expected to be paid over the expected life of the stock option. Our risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option.

The weighted-average fair value of options we granted during 2009, 2008 and 2007 were $3.12, $6.11 and $7.64, respectively. The fair value of options granted during 2009, 2008 and 2007 was estimated at the grant date using the following weighted average assumptions:

	Year Ended December 31,
	2009	2008	2007
Expected volatility	48%	35%	31%
Expected life	3.75 to 4.0 years	2.5 to 4.0 years	2.5 to 3.75 years
Expected Dividends	0.47%	1.36%	0.90%
Risk-free interest rate	1.76%	2.98%	4.29%

Also in the second quarter of 2009, our Board of Directors approved grants of 336,000 Restricted Share Units. These Restricted Share Units are nonvested share awards which will vest over a four-year service period. The closing price of our common stock on the grant date equals the grant date fair value of these nonvested share awards and will be recognized as compensation expense over their four-year service periods.

Amounts we recognized in our financial statements during the years ended December 31, 2009, 2008 and 2007 with respect to share-based compensation plans were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Compensation expense recognized on share-based plans before income tax benefit	$4,526	$1,517	$1,747
Related income tax benefit recognized in the income statement	1,723	572	651
Cash received from stock option exercises	1,045	3,075	9,955
Excess tax benefit recorded for tax deductions resulting from the exercise of stock options	384	710	7,623
Tax benefit realized as reductions of estimated tax payments during the period	250	1,400	23,232

Additionally, the excess tax benefits are reported as a financing cash inflow rather than a reduction of taxes paid, which is included within operating cash flows. Accordingly, cash provided by operating activities decreased and cash provided by financing activities increased by $0.4 million and $0.7 million, respectively, related to excess tax benefits from share-based awards in the years ended December 31, 2009 and 2008. In 2009, we realized $0.3 million as reductions of estimated tax payments. In 2008, we realized $1.4 million as reductions of estimated tax payments and realized $11.4 million as reductions of estimated tax payments made during 2007 and $11.8 million from tax refunds we received in 2007 from the recapture of income taxes paid in 2005. The excess tax benefits result from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options.

Goodwill

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. We recorded goodwill in connection with our acquisitions of Debitek, Inc., E-Secure Peripherals, Inc., General Meters Corp., Collective Point of Sales Solutions Ltd., Network Services and Chockstone, Inc. Goodwill is tested for impairment at least annually and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of the reporting unit. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others: a significant decline in expected future cash flows; a sustained decline in market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. We perform annual goodwill impairment testing in the fourth quarter. Our evaluation indicated that no impairment exists as of December 31, 2009 or 2008. At December 31, 2009 and 2008, goodwill of $61.0 million and $58.5 million, respectively, was recorded on our Consolidated Balance Sheet. We may be required to record goodwill impairment losses in future periods, whether in connection with our next annual impairment testing in the fourth quarter of 2010 or prior to that, if any such indicators constitute a triggering event in other than the quarter in which the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.

Income Taxes

We account for income taxes by recognizing deferred tax assets and liabilities, which are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. Judgments are required in determining the amount and probability of future taxable income, which in turn is critical to a determination of whether a valuation reserve against the deferred tax asset is appropriate.

We also account for the recognition and measurement of tax benefits associated with uncertain tax positions. This requires evaluations of individual tax positions to determine whether any part of that position can be recognized or continue to be recognized in the financial statements. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. On January 1, 2007, we recognized a $0.8 million reserve for unrecognized tax benefits related to uncertain tax positions as a liability on our consolidated balance sheet, increased deferred tax assets by $0.3 million and recorded a cumulative effect adjustment to Retained Earnings of $0.5 million. We had approximately $1.4 million of total gross unrecognized tax benefits as of December 31, 2009, approximately $1.0 million of which would impact the effective tax rate.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table shows certain income statement data as a percentage of revenue for the year ended December 31, 2009 compared to the year ended December 31, 2008 (in thousands of dollars):

					Change
	2009	% of Total Revenue	2008	% of Total Revenue	Amount	%
Total Revenues	$1,652,139	100.0%	$1,544,902	100.0%	$107,237	6.9%
Costs of Services:
Interchange	1,142,112	69.1%	1,093,546	70.8%	48,566	4.4%
Dues, assessments and fees	89,844	5.4%	67,648	4.4%	22,196	32.8%
Processing and servicing	199,934	12.1%	179,106	11.6%	20,828	11.6%
Customer acquisition costs	50,362	3.0%	48,522	3.1%	1,840	3.8%
Depreciation and amortization	15,786	1.0%	11,006	0.7%	4,780	43.4%

Total costs of services	1,498,038	90.7%	1,399,828	90.6%	98,210	7.0%
General and administrative	104,154	6.3%	74,434	4.8%	29,720	39.9%

Total expenses	1,602,192	97.0%	1,474,262	95.4%	127,930	8.7%

Income from operations	49,947	3.0%	70,640	4.6%	(20,693)	(29.3)%

Other income (expense):
Interest income	117	—	755	—	(638)	(84.5)%
Interest expense	(2,698)	(0.2)%	(3,206)	(0.2)%	508	(15.8)%
Provision for processing system intrusion	(128,943)	(7.8)%	—	—	(128,943)
Other, net	(72)	—	(400)	—	328	(82.0)%

Total other income (expense)	(131,596)	(8.0)%	(2,851)	(0.2)%	(128,745)

Income (loss) before income taxes	(81,649)	(4.9)%	67,789	4.4%	(149,438)	(220.4)%
Provision for income taxes	(29,919)	(1.8)%	25,918	1.7%	(55,837)	(215.4)%

Net income (loss)	(51,730)	(3.1)%	41,871	2.7%	(93,601)	(223.5)%

Less: Net Income attributable to noncontrolling interests	66		31		35

Net income (loss) attributable to Heartland	$(51,796)	(3.1)%	$41,840	2.7%	$(93,636)	(223.8)%

Total Revenues. Total revenues increased by 6.9%, from $1,544.9 million in 2008 to $1,652.1 million in 2009, primarily as a result of a $105.7 million, or 7.0%, increase in our bankcard processing revenues. The breakout of our total revenues for the years ended December 31, 2009 and 2008 was as follows (in thousands of dollars):

	Year Ended December 31,		Change from Prior Year
	2009	2008	Amount	%
Processing revenues, gross (a)	$1,610,108	$1,504,381	$105,727	7.0%
Payroll processing revenues	15,046	12,790	2,256	17.6%
Equipment-related income	26,985	27,731	(746)	(2.7)%

Total Revenues	$1,652,139	$1,544,902	$107,237	6.9%

(a)	Includes Visa, MasterCard, AMEX and Discover bankcard processing revenues, AMEX fees, Discover fees, check processing fees, customer service fees, gift card, loyalty and other miscellaneous revenue.

The increase in our gross processing revenues from $1,504.4 million in 2008 to $1,610.1 million in 2009 was primarily due to the acquisition in May 2008 of Network Services, which recorded $86.6 million of transaction-based processing revenues in the current year, higher net revenue margin earned on SME bankcard processing and higher SME bankcard processing volume. Revenues from our SME bankcard processing are earned as a percentage of processing volume. Our SME bankcard processing volume increased 1.7% to $59.0 billion, compared to $57.9 billion in 2008. This increase in SME bankcard processing volume was primarily attributable to the American Express and Discover processing volume we added in 2009 as well as a net increase in SME bankcard merchant accounts. The number of SME bankcard merchant accounts grew by approximately 2.7% from 168,850 at December 31, 2008 to 173,400 at December 31, 2009. Network Services recorded bankcard processing revenues on the 462 million transactions it settled, representing $9.9 billion in processing volume, and the 2.4 billion transactions it authorized through its front-end card processing systems during 2009, compared to 317 million transactions it settled, representing $8.7 billion in processing volume, and the 1.4 billion transactions it authorized through its front end processing systems during the period from its acquisition in May through December 31, 2008. We report Network Services’ settled bankcard processing revenues net of credit interchange and dues and assessments because the daily cash settlement with Network Services’ merchants is on a net basis.

Payroll processing revenues, which include fees earned on payroll processing services and interest income earned on funds held for customers, increased by 17.6%, from $12.8 million in 2008 to $15.0 million in 2009, primarily due to the 21.2% increase in the number of payroll processing customers from 7,738 at December 31, 2008 to 9,382 at December 31, 2009. Payroll processing fees increased by 20.7% from $12.4 million in 2008 to $15.0 million in 2009, while interest income earned on funds held for customers decreased from $370,000 in 2008 to $59,000 in 2009 primarily due to lower interest rates in the current period and the application of available interest earning balances to offset bank fees and payables to sponsor banks.

Equipment-related income decreased by 2.7%, from $27.7 million in 2008 to $27.0 million in 2009, due to declines in the number of new bankcard merchants installed and in revenues from prepaid card and stored-value card systems at our Debitek, Inc. subsidiary during 2009. Both of these declines were attributable to the weak economy in the current year. The addition of revenues from our May 2008 acquisition of Network Services and our March 2008 acquisition of CPOS partially offset these declines.

Costs of services. Costs of services increased 7.0% from $1.4 billion in 2008 to $1.5 billion in 2009, due primarily to an increase in interchange fees, dues, assessments and fees as well as processing and servicing costs. Costs of services represented 90.7% of total revenues in 2009, up slightly from 90.6% in 2008.

Interchange fees increased 4.4% from $1,093.5 million in 2008 to $1,142.1 million in 2009, and represented 69.1% of total revenues in 2009, compared to 70.8% of total revenues in the prior year period. The increase in interchange fees was primarily due to the result of including Network Services debit interchange for the full 2009 year and only seven months in 2008 since its acquisition, and higher SME bankcard processing volume in 2009. However, interchange fees as a percentage of total revenues declined due to the nature of Network Services’ bankcard processing settlement practices. We report Network Services’ bankcard processing revenues net of interchange fees because our daily cash settlement with Network Services’ merchants is on a net basis.

Dues, assessments and fees increased 32.8% from $67.6 million in 2008 to $89.8 million in 2009, as a result of increases in Visa and MasterCard bankcard transaction authorization fees during 2009 as well as including Network Services transaction authorization fees for the full 2009 year and only seven months in 2008 since its acquisition. Dues, assessments and fees were 5.4% of total revenues in 2009, compared to 4.4% in 2008.

Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 9.5% from $383.7 million in 2008 to $420.2 million in 2009. The increase in net revenue was driven by the addition of revenues from Network Services and by the year-over-year increases in SME merchant processing revenues. Excluding Network Services’ net revenue addition, our net revenue would have grown by 5.2% in the year ended December 31, 2009.

Processing and servicing expense for 2009 increased by $20.8 million, or 11.6%, compared with 2008. The increase in processing and servicing expense primarily resulted from including Network Services’ processing and servicing for the full 2009 year and only seven months in 2008 since its acquisition, and costs related to our emphasis on merchant retention after our announcement of the Processing System Intrusion. The increase in processing and servicing expense was also due to costs associated with the increased SME bankcard processing volume and increases in the costs of operating our Jeffersonville, Indiana service center, particularly the costs of support personnel, including account managers and depreciation and amortization.

Included in processing and servicing expense was $4.3 million of payroll processing costs in the year ended December 31, 2009, an increase of 14.0% from $3.8 million recorded in the year ended December 31, 2008. This increase was primarily due to the 21.2% increase in the number of payroll processing customers from 7,738 at December 31, 2008 to 9,382 at December 31, 2009.

As a percentage of total revenue, processing and servicing expense increased to 12.1% in 2009 compared with 11.6% in 2008. The increase in processing and servicing as a percentage of total revenue for

2009 reflects the addition of Network Services’ processing and servicing costs, partially offset by continued leveraging of our lower cost internally developed front-end processing system, HPS Exchange, and cost savings associated with our back-end processing system, Passport. Transactions processed on HPS Exchange represented approximately 88% of our total SME processing transactions during 2009, compared to 83% during 2008. We expect the increasing share of HPS Exchange in our SME merchant base to continue in the future, and over time we expect the Network Services’ transactions will be converted over to our platforms.

Customer acquisition costs increased 3.8% from $48.5 million in 2008 to $50.4 million in 2009. Increases in amortization of signing bonuses and capitalized customer deferred acquisition costs were primarily responsible for the increase in the customer acquisition costs. The increase in the accrued buyout liability for 2009 was lower than the prior year due to a contraction in same store sales and higher merchant attrition, including merchants who have gone out of business. Customer acquisition costs for the years ended 2009 and 2008 included the following components (in thousands of dollars):

	Year Ended December 31,
	2009	2008
Amortization of signing bonuses, net	$40,897	$38,749
Amortization of capitalized customer deferred acquisition costs	15,941	14,983
Increase in accrued buyout liability	9,973	10,307
Capitalized customer deferred acquisition costs	(16,449)	(15,517)

Total Customer Acquisition Costs	$50,362	$48,522

Depreciation and amortization expenses increased 43.4%, from $11.0 million in 2008 to $15.8 million in 2009. The increase was primarily due to amortization recorded on the intangible assets acquired in the acquisitions of the Discover merchant portfolio, Chockstone, Network Services and CPOS and depreciation expense recorded on information technology equipment to support the network and the continuing development of HPS Exchange and Passport. Additionally, we capitalized salaries and fringe benefits and other expenses incurred by employees that worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized increased from $5.9 million in 2008 to $12.3 million in 2009. The total amount of capitalized costs for projects placed in service in 2009 and 2008 was $8.7 million and $5.4 million, respectively.

General and administrative. General and administrative expenses increased 39.9%, from $74.4 million in 2008 to $104.2 million in 2009. The increase was primarily due to the addition of Network Services’ general and administrative expenses, and growth in personnel costs including increases in wages and bonuses, medical benefits and a $3.0 million increase in stock-based compensation expense, and legal, consulting and other expenses which are related to the Processing System Intrusion, but that cannot be separated from ongoing expenses. Additionally, 2009 included $3.1 million for costs of our periodic sales and servicing organization summit, which focuses on the training and development of our organization. Our payroll operation’s general and administrative expenses increased by 23.7%, from $5.1 million in 2008 to $6.3 million in 2009.

General and administrative expenses as a percentage of total revenue were 6.3% for 2009, an increase from 4.8% for 2008.

Income from operations. Primarily due to the unfavorable impact which challenging economic conditions had on our revenues and the increase in general and administrative expenses, our income from operations, which we also refer to as operating income, decreased from $70.6 million for 2008 to $50.0 million for 2009. Our operating margin, which is measured as operating income divided by net revenue, was 11.9% for 2009, compared to 18.4% for 2008. In addition to the impact of the economy, the year-over-year decline in our operating margin was also due to the addition of Network Services whose operating margin is significantly lower than that of our historic business.

Interest income. Interest income decreased from $755,000 in 2008 to $117,000 in 2009, due primarily to the use of cash for acquisitions, Processing System Intrusion fines and other costs related to the Processing System Intrusion, as well as lower interest rates. (see “—Liquidity and Capital Resources” for more detail).

Interest expense. Interest expense of $2.7 million was recorded in 2009, a decrease from $3.2 million in 2008. The decrease in interest expense for 2009 was the result of lower interest rates incurred on our borrowings under our credit facility and payables to our sponsor banks, and a lower average balance outstanding under our Term Credit Facility. Interest expense which we recorded on payables to our sponsor banks resulted from our practice of having our sponsor banks advance interchange fees to most of our merchants. Generally, when we have cash available for investment, we fund these advances to our merchants first with our cash, then by incurring a payable to our sponsor banks when that cash has been expended. We pay our sponsor banks the prime rate on these payables. See “—Liquidity and Capital Resources—Credit Facility” for more detail on the borrowings.

Provision for processing system intrusion. During the year ended December 31, 2009, we recorded a pre-tax charge of $128.9 million, or about $2.16 per share, for costs we incurred for investigations, remedial actions, legal fees, crisis management services, and accruals for settlement offers and expected costs of settling with certain claimants with whom settlement discussions are underway. See “—Overview—Processing System Intrusion and —Critical Accounting Estimates—Reserve for Processing System Intrusion” for more details on the Processing System Intrusion.

Other, net. Other, net for 2009 included the write down of a debt security and a reduction of Canadian tax rebates. For 2008, Other, net included a loss on the sale of a debt security as well as write downs on a fixed income bond fund.

Income tax. Our income tax benefit for 2009 was $29.9 million, reflecting an effective tax rate of 36.6%. This compares to an effective tax rate of 38.3% for 2008, which resulted in income tax expense of $25.9 million. Minimum state tax income tax expenses recorded in 2009 resulted in the relatively lower effective tax rate benefit on our 2009 loss. The Company recognized a one-time tax benefit of $18 million related to a change in the tax treatment of accrued buyout liabilities. Absent this change the Company’s effective tax rate for fiscal 2009 would have been 37.6%.

Net income (loss) attributable to Heartland. As a result of the above factors, and primarily due to the Provision for Processing System Intrusion, we recorded a net loss of $51.8 million for the year ended December 31, 2009. This compares to net income of $41.8 million for the year ended December 31, 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table shows certain income statement data as a percentage of revenue for the year ended December 31, 2008 compared to the year ended December 31, 2007 (in thousands of dollars):

					Change
	2008	% of Total Revenue	2007	% of Total Revenue	Amount	%
Total Revenues	$1,544,902	100.0%	$1,313,846	100.0%	$231,056	17.6%
Costs of Services:
Interchange	1,093,546	70.8%	962,025	73.2%	131,521	13.7%
Dues, assessments and fees	67,648	4.4%	57,050	4.3%	10,598	18.6%
Processing and servicing	179,106	11.6%	131,944	10.0%	47,162	35.7%
Customer acquisition costs	48,522	3.1%	44,193	3.4%	4,329	9.8%
Depreciation and amortization	11,006	0.7%	6,806	0.5%	4,200	61.7%

Total costs of services	1,399,828	90.6%	1,202,018	91.5%	197,810	16.5%
General and administrative	74,434	4.8%	52,059	4.0%	22,375	43.0%

Total expenses	1,474,262	95.4%	1,254,077	95.5%	220,185	17.6%

Income from operations	70,640	4.6%	59,769	4.5%	10,871	18.2%

Other income (expense):
Interest income	755	—	1,934	0.1%	(1,179)	(61.0)%
Interest expense	(3,206)	(0.2)%	(785)	(0.1)%	(2,421)	(308.4)%
Other, net	(400)	—	(3,758)	(0.3)%	3,358	89.4%

Total other (expense) income	(2,851)	(0.2)%	(2,609)	(0.2)%	(242)	(9.3)%

Income before income taxes	67,789	4.4%	57,160	4.4%	10,629	18.6%
Provision for income taxes	25,918	1.7%	21,290	1.6%	4,628	21.7%

Net Income	41,871	2.7%	35,870	2.7%	6,001	16.7%
Less: Net Income attributable to noncontrolling interests	31		—		31

Net income attributable to Heartland	$41,840	2.7%	$35,870	2.7%	$5,970	16.6%

Total Revenues. Total revenues increased by 17.6%, from $1,313.8 million in 2007 to $1,544.9 million in 2008, primarily as a result of a $221.3 million, or 17.2%, increase in our bankcard processing revenues. The breakout of our total revenues for the years ended December 31, 2008 and 2007 was as follows (in thousands of dollars):

	Year Ended December 31,		Change from Prior Year
	2008	2007	Amount	%
Processing revenues, gross (a)	$1,504,381	$1,283,065	$221,316	17.2%
Payroll processing revenues	12,790	10,205	2,585	25.3%
Equipment-related income	27,731	20,576	7,155	34.8%

Total Revenues	$1,544,902	$1,313,846	$231,056	17.6%

(a)	Includes Visa and MasterCard bankcard processing revenues, AMEX fees, Discover fees, check processing fees, customer service fees and other miscellaneous revenue.

The increase in our gross processing revenues from $1,283.1 million in 2007 to $1,504.4 million in 2008 was primarily due to higher bankcard processing volume. Our bankcard processing volume in 2008 increased 28.9% to $66.9 billion, compared to $51.9 billion in 2007; however, the increase included $8.7 billion of settled processing volume from Network Services, which earns revenues on a per transaction basis. Excluding Network Services processing volume, we received percentage-based revenues on processing volume of $57.9 billion, an increase of 11.6% over the $51.9 billion processed in 2007. The increase in bankcard processing volume was primarily attributable to a net increase in bankcard merchant accounts, with the number of SME bankcard merchant accounts growing by approximately 9.1% from 154,750 as of December 31, 2007 to 168,850 as of December 31, 2008, as well as growth in our average account size. The increase in new bankcard merchant accounts was primarily the result of the growth in our sales force, combined with improved production from our existing sales force as previous additions to the sales force gain experience and seasoning. At December 31, 2008, we employed 1,166 Relationship Managers, up from 1,117 Relationship Managers at December 31, 2007. In addition, Network Services generated revenues of $55.5 million on the 317 million transactions it settled, and the 1.4 billion transactions it authorized through its front-end card processing systems, during the seven months ended December 31, 2008. We report Network Services bankcard processing revenues net of interchange and dues, assessments and fees because the daily cash settlement with Network Services’ merchants is on a net basis.

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

Equipment-related income increased by 34.8%, from $20.6 million in 2007 to $27.7 million in 2008, due to the addition of equipment-related revenues from our campus payments solutions business acquired in October 2007, the addition of revenues from our May 2008 acquisition of Network Services, and growth in equipment sale revenues to new SME bankcard merchants.

Costs of services. Costs of services increased 16.5% from $1.2 billion in 2007 to $1,4 billion in 2008, due primarily to an increase in interchange fees and processing and servicing costs. Costs of services represented 90.6% of total revenues in 2008, down slightly from 91.5% in 2007.

Interchange fees increased 13.7% from $962.0 million in 2007 to $1,093.5 million in 2008, and represented 70.8% of total revenues in 2008, compared to 73.2% of total revenues in the prior year period. The increase in interchange fees was primarily due to higher bankcard processing volume in 2008. However, interchange fees as a percentage of total revenues declined due to the nature of Network Services’ bankcard processing settlement practices. We report Network Services’ bankcard processing revenues net of interchange fees because our daily cash settlement with Network Services’ merchants is on a net basis.

Dues, assessments and fees increased 18.6% from $57.1 million in 2007 to $67.6 million in 2008, also as the result of increased bankcard processing volume. Dues, assessments and fees were 4.4% of total revenues in 2008, compared to 4.3% in 2007.

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

Processing and servicing expense for 2008 increased by $47.2 million, or 35.7%, compared with 2007. The increase in processing and servicing expense included $25.1 million for Network Services and an increase of $3.5 million in merchant losses during the year ended December 31, 2008 as we incurred increased losses primarily related to merchants that had gone out of business possibly due to weak economic conditions. The increase in processing and servicing expense was also due to costs associated with the increased bankcard processing volume, equipment costs of sales and increases in the costs of operating our Jeffersonville, Indiana service center, particularly the costs of support personnel, and depreciation and amortization.

As a percentage of total revenue, processing and servicing expense increased to 11.6% in 2008 compared with 10.0% in 2007. The increase in processing and servicing as a percentage of total revenue for 2008 reflects the addition of Network Services processing and servicing costs, partially offset by continued leveraging of our lower cost internally developed front-end processing system, HPS Exchange, and cost savings associated with our back-end processing system, Passport. Transactions processed on HPS Exchange represented approximately 83% of our total SME processing transactions during 2008, compared to 75% during 2007. We expect the increasing share of HPS Exchange in our total SME bankcard merchant base to continue in the future. Included in processing and servicing expense was $3.8 million of payroll processing costs in 2008, an increase of 41.8% from $2.7 million recorded in 2007.

Customer acquisition costs increased 9.8% from $44.2 million in 2007 to $48.5 million in 2008. An increase in amortization of signing bonuses, mostly as a result of growth in new merchant accounts, was primarily responsible for the increase in the customer acquisition costs. Customer acquisition costs for the years ended 2008 and 2007 included the following components (in thousands of dollars):

	Year Ended December 31,
	2008	2007
Amortization of signing bonuses, net	$38,749	$31,449
Amortization of capitalized customer deferred acquisition costs	14,983	13,742
Increase in accrued buyout liability	10,307	13,286
Capitalized customer deferred acquisition costs	(15,517)	(14,284)

Total Customer Acquisition Costs	$48,522	$44,193

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

General and administrative. General and administrative expenses increased 43.0%, from $52.1 million in 2007 to $74.4 million in 2008. The increase was primarily due to the addition of Network Services’ general and administrative expenses, and adding other personnel costs and marketing initiatives to continue building our corporate, information technology and marketing infrastructure, which are necessary to support our growth and our product development initiatives.

General and administrative expenses as a percentage of total revenue were 4.8% for 2008 and 4.0% for 2007. Stock-based compensation expense was $1.5 million and $1.7 million in 2008 and 2007, respectively. Our payroll operation’s general and administrative expenses increased by 21.4%, from $4.2 million in 2007 to $5.1 million in 2008.

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

Net income attributable to Heartland. As a result of the above factors, net income increased from $35.9 million in 2007 to $41.8 million in 2008.

Balance Sheet Information

	December 31,
	2009	2008
	(in thousands)
Selected Balance Sheet Data

Cash	$32,113	$27,589
Funds held for payroll customers	29,667	22,002
Receivables, net	149,403	140,145
Current tax asset	16,266	2,440
Current deferred tax asset	42,760	6,723
Capitalized customer acquisition costs, net	72,038	77,737
Property and equipment, net	99,989	75,443
Goodwill	60,962	58,456
Intangible assets	34,637	36,453
Total assets	562,206	463,619

Due to sponsor banks	80,007	68,212
Accounts payable	32,305	25,864
Deposits held for payroll customers	29,667	22,002
Borrowings:
Current portion	58,547	58,522
Long term portion	8,419	16,984
Accrued buyout liability:
Current portion	9,306	10,547
Long term portion	33,580	30,493
Reserve for Processing System Intrusion	99,911	—
Total liabilities	432,251	284,256
Total stockholders’ equity	129,741	179,244

December 31, 2009 Compared to December 31, 2008

Total assets increased $98.6 million, or 21.3%, to $562.2 million at December 31, 2009 from $463.6 million at December 31, 2008, primarily due to increases in cash, receivables, current tax assets, deferred tax assets, and property and equipment. Funds held for payroll customers increased $7.7 million to $29.7 million at December 31, 2009, with an equivalent increase in the liability for deposits held for payroll customers. Cash increased by $4.5 million, or 16.4%, primarily due to higher balances of processing-related cash in-transit and collateral (see “—Liquidity and Capital Resources” for more detail).

Our receivables primarily are due from our bankcard processing merchants and result from our practice of advancing interchange fees to most of our SME merchants during the processing month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge merchants for processing transactions. Generally, these advances to our SME merchants are funded first with our cash available for investment, then by incurring a payable to our sponsor banks when that cash has been expended. At December 31, 2009 and December 31, 2008, we used $7.0 million and $17.5 million, respectively, of our available cash to fund merchant advances. The decline in the amount of merchant advances that we funded with our cash at December 31, 2009, from the December 31, 2008 level, was primarily attributable to using cash to fund costs related to the Processing System Intrusion. The amount due to our sponsor banks for funding advances was $80.0 million at December 31, 2009 and $68.2 million at December 31, 2008. The payable to our sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants.

Receivables also include amounts resulting from the sale, installation, training and repair of payment system hardware and software for prepaid card and stored-value card payment systems and campus payment solutions. Our total receivables increased $9.3 million, or 6.6%, to $149.4 million at December 31, 2009 from $140.1 million at December 31, 2008 mostly due to receivables from card associations related to the processing of Discover and American Express added in 2009.

The increase in current tax assets and deferred tax assets primarily resulted from our establishing a $99.9 million Reserve for Processing System Intrusion (see “— Critical Accounting Estimates — Reserve for Processing System Intrusion” for more detail).

Capitalized customer acquisition costs decreased $5.7 million, or 7.3%, from December 31, 2008 as amortization of previously capitalized signing bonuses and deferred acquisition costs related to SME merchants exceeded additions to capitalized customer acquisition costs or new SME merchants installed.

Property and equipment increased $24.5 million, or 32.5%, primarily due to spending $18.6 million during 2009 on the construction of our new service center in Jeffersonville, Indiana. Construction commenced in 2006 and we completed 96,000 square feet of office space for Phase 1 of the new service center and opened it for operation in December 2007; in December 2008, our processing equipment deployment group moved into a portion of an additional 125,000 square feet of multi-use space constructed on the site. We also continued building our technology infrastructure, primarily hardware and software needed for the security and expansion of HPS Exchange and Passport.

Total stockholders’ equity decreased $49.5 million from December 31, 2008 primarily due to recording a net loss of $51.8 million for the year ended December 31, 2009, repurchasing $3.2 million of treasury shares and declaring $2.1 million in dividends on our common stock. Offsetting increases in total stockholders’ equity resulted from proceeds received from the exercise of stock options and tax benefits related to those stock option exercises.

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

Our cash requirements include funding payments to salespersons for signing bonuses, residual commissions and residual buyouts, paying interest expense and other operating expenses, including taxes, constructing our new service center and investing in building our technology infrastructure. We expect that our future cash requirements will include material amounts required to defend against claims arising from the Processing System Intrusion and could include material amounts required to resolve such claims. At times, we have used cash to repurchase our common stock. We could in the future use cash for other unspecified acquisitions of businesses or assets.

Other than borrowings we used to fund our May 2008 acquisition of Network Services, we fund our cash needs primarily with cash flow from our operating activities and through our agreements with our sponsor banks to fund SME merchant advances. We believe that our current cash and investment balances, cash generated from operations and our agreements with our sponsor banks to fund SME merchant advances will provide sufficient liquidity to meet our anticipated needs for operating capital for at least the next twelve months. However, we may face a liquidity challenge if we are unable to meet cash requirements arising from the Processing System Intrusion from our operating cash flow. See “— Overview — Processing System Intrusion” for more detail. As potential sources of liquidity to address this challenge, we have insurance coverage to cover certain claims and expenses, and we could replace our current Credit Facility with a new arrangement.

On December 17, 2009, we entered into a settlement agreement and release with American Express to resolve potential claims and other disputes among us and American Express (and its issuers) with respect to the Processing System Intrusion. We paid American Express approximately $3.5 million in full and final satisfaction of any and all claims of American Express and its issuers arising from or relating to the Processing System Intrusion. Such settlement agreement and release contains mutual releases by and between us and American Express (on behalf of itself and its issuers) relating to the Processing System Intrusion.

On January 7, 2010, we, Heartland Bank, KeyBank National Association (“KeyBank,” and, together with Heartland Bank, the “Sponsor Banks”), and Visa U.S.A. Inc., Visa International Service Association and Visa Inc. (collectively, “Visa”) entered into a settlement agreement (the “Settlement Agreement”) to resolve potential claims and other disputes among us, the Sponsor Banks and Visa with respect to the potential rights and claims of Visa and certain issuers of Visa-branded credit and debit cards related to the Processing System Intrusion. After credit for fines previously collected by Visa during 2009, the maximum settlement amount under the Settlement Agreement would not exceed $59.2 million. We had included costs of this settlement in our Provision for Processing System Intrusion on our Consolidated Statement of Operations for the year ended December 31, 2009 and in our Reserve for Processing System Intrusion on the Consolidated Balance Sheet as of December 31, 2009.

A condition of the Settlement Agreement was that we obtain a loan of at least $53.0 million from the Sponsor Banks, the proceeds of which to be used to partially fund the settlement amount. See “— Credit Facilities” for a discussion of our $28 million Bridge Loan and our $25 million Increased Credit Commitment, both entered into on February 18, 2010. We used the proceeds of the Bridge Loan and the Increased Credit Commitment, along with some of our cash, to fund the Settlement with Visa. The Settlement Agreement was consummated on February 18, 2010.

On December 31, 2009, we were fully borrowed on our credit facilities. See “— Credit Facility” for more details.

Our working capital, defined as current assets less current liabilities, was negative by $74.5 million at December 31, 2009 primarily due to the following: (i) establishing $99.9 million of Reserves for Processing System Intrusion, which remain unpaid at December 31, 2009, and (ii) our Revolving Credit Facility, which expires on September 4, 2012, with $50 million in borrowings classified as a current liability. Management believes that this working capital deficiency will not cause illiquidity and that we will be able to satisfy our obligations in the normal course because: (i) while we expect the $50 million Revolving Credit Facility may be refinanced, we have the flexibility to defer repayment until 2012, and (ii) the terms related to the ultimate payment of the entire $99.9 million Reserve for Processing System Intrusion have not been established, but our willingness to agree to any settlement and payment thereof is contingent upon our ability to obtain appropriate financing.

At December 31, 2009, we had cash on our Balance Sheet totaling $32.1 million compared to cash of $27.6 million at December 31, 2008 and $35.5 million at December 31, 2007. Our December 31, 2009 cash balance included approximately $25.5 million of processing-related cash in transit and collateral, compared to approximately $17.6 million of cash in transit and collateral at December 31, 2008 and approximately $15.4 million of cash in transit and collateral at December 31, 2007.

2009 Acquisition. On July 31, 2009, we purchased for $3.2 million the existing Discover merchant portfolio, which we were already processing. This purchase related to our 2008 agreement with DFS Services, LLC, which enables us to offer bankcard merchants a streamlined process that enables them to accept Discover Network cards on our processing platforms. This asset is being amortized over 79 months in proportion to estimated future cash flows.

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

The Chockstone Purchase Agreement contains provisions for contingent earnout payments to the former shareholders of Chockstone. These contingent earnout payments are based on the acquired business achieving certain pre-established levels of gross profits during the first three years post acquisition. For the year ended December 31, 2009, the first contingent earnout period, the contingent earnout payment was $1.4 million. We accrued this amount as payable and charged it to goodwill in the consolidated balance sheet as of December 31, 2009.

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

Cash Flow Provided by (Used in) Operating Activities. We reported net cash provided by operating activities of $61.5 million in 2009, compared to $87.5 million in 2008 and $72.6 million in 2007.

The most significant contributor to the decline in the amount of cash provided by operating activities for 2009 was the cash payments we made related to the Processing System Intrusion. In 2009, we paid approximately $29.9 million for costs incurred for investigations, remedial actions, legal fees, crisis management services, certain settlements, and assessments imposed on our sponsor banks (who have asserted rights to indemnification from us pursuant to our agreements with them) by card brands. See “—Overview—Processing System Intrusion and —Critical Accounting Estimates—Reserve for Processing System Intrusion” for more details on the Processing System Intrusion.

Also contributing to the lower amount of cash provided by operating activities for 2009 was a smaller increase in payables due to sponsor banks and an increase in receivables. Contained within other changes in operating assets and liabilities are the changes in our receivables from merchants and due to sponsor banks. Advances of interchange fees to our SME merchants, which generate a receivable from our merchants, are funded first from our available cash, then by incurring a payable to our sponsor banks when that cash has been expended. The payable to the sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. At December 31, 2009, we had used $7.0 million of cash to fund merchant advances, compared to $17.5 million at December 31, 2008 and $37.9 million at December 31, 2007. The amount due to sponsor banks for funding advances was $80.0 million, $68.2 million and $49.8 million, respectively, at December 31, 2009, 2008 and 2007. During 2009, our receivables from SME merchants were up $7.9 million, while we increased our payable to sponsor banks by $11.8 million. We also carried receivables of $7.8 million from Discover and American Express related to card processing we initiated during 2009.

The most significant contributor to the increase in cash provided by operating activities for 2008, compared to 2007, was our net income for 2008 as adjusted for depreciation and amortization, additions to loss reserves, provision for doubtful receivables, share-based compensation expense, and deferred taxes. Also contributing favorably to cash provided by operating activities was an increase in due to sponsor banks. The increase in the amounts due to sponsor banks was mostly due to using available cash, which otherwise would have been available to fund merchant advances, to fund the acquisitions of Network Services, CPOS and Chockstone, as well as treasury stock purchases during 2008.

Other major determinants of operating cash flow each year are net signing bonus payments, which consume increasing amounts of operating cash as our new merchant installation activity rises, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout liability” for more information. Net signing bonuses of $34.7 million, $45.5 million and $44.7 million, respectively, were paid in 2009, 2008 and 2007. In 2009, 2008 and 2007, we reduced the accrued buyout liability by making buyout payments of $8.1 million, $7.0 million and $8.8 million, respectively.

Our reported cash flow from operating activities for 2009, 2008 and 2007 was impacted by the cash flow reporting requirements of SFAS No. 123R (ASC 718-10) and SFAS No. 95, Statement of Cash Flow (ASC 230-10-45), as amended. These statements require the amount of tax benefits resulting from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options in excess of the amount of SFAS No. 123R (ASC 718-10) compensation cost recognized (referred to as “excess tax benefits” in this document), to be classified as a cash inflow from financing activities on our Statement of Cash Flow and a cash outflow from operating activities. In 2009, 2008 and 2007, our operating cash flow was reduced by the classification of $0.4 million, $0.7 million and $7.6 million, respectively, of excess tax benefits as cash inflow from financing activities.

Cash Flow Used in Investing Activities. Net cash used in investing activities was $44.7 million in 2009, compared to $142.5 million in 2008 and $42.3 million in 2007. During each period, we used cash to fund capital expenditures and acquisitions. Total capital expenditures for 2009 were $41.6 million, compared to $35.1 million invested in 2008 and $34.2 million invested in 2007. Included in capital expenditures was $18.6 million, $16.7 million and $24.5 million, respectively, in 2009, 2008 and 2007 for construction of our new service center facility in Jeffersonville, Indiana. Construction of that facility commenced in 2006 and we completed 96,000 square feet of office space for Phase 1 of the new service center and opened it for operation in December 2007. In December 2008 our processing equipment deployment group moved into a portion of an additional 125,000 square feet of multi-use space constructed on the site. See “—Contractual Obligations” for more detail regarding cumulative cash outlays and expected future funding requirements related to our new service center. We also continued building our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and Passport. To further develop our technology, we anticipate that these expenditures will continue near current levels. Additionally, our technology expenditures in 2009 were increased by measures we implemented after the Processing System Intrusion to further enhance the security of our computer system.

During the years ended December 31, 2009, 2008 and 2007, we invested in the following acquisitions: in July 2009, we purchased the existing Discover merchant portfolio for $3.2 million; in March 2008, we acquired CPOS for a net cash payment of $10.1 million; in May 2008, we acquired Network Services for a cash payment of $92.5 million; in November 2008, we acquired Chockstone, Inc. for a net cash payment of $4.0 million; in October 2007, we acquired General Meters Corporation for a net cash payment of $6.0 million; and in February 2006, we acquired Debitek, Inc. for a net cash payment of $3.5 million.

Cash Flow Provided By (Used in) Financing Activities. Net cash used in financing activities was $12.4 million in 2009, compared to net cash provided by financing activities of $47.3 million in 2008, and net cash used in financing activities of $10.9 million in 2007.

Cash flow from financing activities in 2009 was negative primarily due to term loan amortization payments of $8.5 million, common stock repurchases, and dividend payments. Cash flow from financing activities in 2008 was positive primarily due to proceeds from borrowings under our Credit Facility. See “— Credit Facility” for more details on these borrowings and the application of funds borrowed. We also used cash to repurchase our common stock and for dividend payments. See “— Common Stock Repurchases” for more information on our common stock repurchases authorization.

Cash flow from financing activities in 2007 was negative primarily due to our common stock repurchases and dividend payments.

During 2009 and 2008, employees exercised stock options generating cash in the aggregate amount of $1.0 million and $3.1 million, respectively. Offsetting the cash provided from employees’ exercise of stock options in 2009 and 2008 was the use of $3.2 million and $18.0 million of cash to repurchase 350,400 shares and 781,584 shares, respectively, of our common stock. See “— Common Stock Repurchases” for more information.

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

Financing cash activities for each year were favorably impacted by excess tax benefits which resulted from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options. During 2009, 2008 and 2007, we reported as a financing cash inflow, $0.4 million, $0.7 million and $7.6 million, respectively, of excess tax benefits resulting from employees exercising stock options. We actually realized cash tax benefits of $0.3 million, $1.4 million and 23.2 million, respectively, in 2009, 2008 and 2007 for excess tax benefits resulting from employees exercising stock options. See “— Cash Flow Provided by (Used in) Operating Activities” for more detail.

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

The Amended and Restated Credit Agreement contains covenants, which include our maintenance of certain leverage and fixed charge coverage ratios, limitations on our indebtedness, liens on our properties and assets, our investments in, and loans to, other business units, our ability to enter into business combinations and asset sales, and certain other financial and non-financial covenants. These covenants also apply to our subsidiaries. We were in compliance with these covenants as of December 31, 2009.

Under the terms of the Amended and Restated Credit Agreement, we may borrow, at our option, at interest rates equal to one, two, three or nine month adjusted LIBOR rates or equal to the greater of prime and the federal funds rate plus 0.50%, in each case plus a margin determined by our current leverage ratio.

On May 30, 2008, the Company borrowed $50 million under the Revolving Credit Facility and $25 million under the Term Credit Facility. All of the proceeds of both such borrowings were applied to finance and pay expenses related to the acquisition of Network Services. At December 31, 2009, there was $50 million outstanding under the Revolving Credit Facility and $16.7 million outstanding under the Term Credit Facility. At December 31, 2008, there was $50 million outstanding under the Revolving Credit Facility and $25.0 million outstanding under the Term Credit Facility.

A condition of the January 7, 2010 Settlement Agreement with Visa was for the Company to obtain a loan of at least $53.0 million from the KeyBank and Heartland Bank, the proceeds of which to be used by the Company to fund the settlement amount.

On February 18, 2010, the Company entered into a bridge loan agreement (the “Bridge Loan Agreement”) with KeyBank, as administrative agent, and KeyBank and Heartland Bank as bridge lenders. On that date, KeyBank made a bridge loan to the Company in the amount of $20.0 million and Heartland Bank made a bridge loan in the amount of $8.0 million (collectively, the “Bridge Loan”), which are the maximum amounts that the Company may borrow under the Bridge Loan Agreement. The Company must repay the Bridge Loan by February 17, 2011.

On February 18, 2010, the Company also entered into an amendment (the “Amendment”) to its Amended and Restated Credit Agreement dated as of May 30, 2008, with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. The Amendment provided for, among other things, a release of the lender’s lien on the Service Center and certain other assets relating to the ownership and occupancy of the Service Center.

On February 18, 2010, the Company also entered into a Commitment Increase Agreement pursuant to the Amended and Restated Credit Agreement (the “Commitment Increase Agreement”) whereby KeyBank as one of the lenders under the Amended and Restated Credit Agreement agreed to increase its revolving credit commitment to us under the Amended and Restated Credit Agreement by $25.0 million (the “Increased Credit Commitment”). The terms of the Increased Credit Commitment are similar to the terms of the Revolving Credit Facility.

The proceeds of the Bridge Loan and the Increased Credit Commitment were used to fund the Settlement with Visa. The Settlement Agreement was consummated on February 18, 2010.

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

Under these authorizations, the Company repurchased an aggregate of 2,924,684 shares of its common stock as of December 31, 2009 at a cost of $65.1 million, or average cost of $22.25 per share.

During the years ended December 31, 2009, 2008 and 2007, we repurchased 350,400 shares, 781,584 and 731,500 shares, respectively, of our common stock at average per share costs of $9.14, $23.02 and $25.78. At December 31, 2009, we have remaining authorization to repurchase up to 175,316 additional shares of our common stock.

Dividends on Common Stock. The following table summarizes quarterly cash dividends declared and paid on our common stock:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share

Twelve Months Ended December 31, 2007:
February 12, 2007	February 23, 2007	March 15, 2007	$0.05
May 3, 2007	May 25, 2007	June 15, 2007	$0.05
July 30, 2007	August 24, 2007	September 15, 2007	$0.075
October 31, 2007	November 23, 2007	December 15, 2007	$0.075

Twelve Months Ended December 31, 2008:
February 13, 2008	February 28, 2008	March 15, 2008	$0.09
April 30, 2008	May 23, 2008	June 15, 2008	$0.09
August 5, 2008	August 22, 2008	September 15, 2008	$0.09
November 4, 2008	November 24, 2008	December 15, 2008	$0.09

Twelve Months Ended December 31, 2009:
February 20, 2009	March 9, 2009	March 16, 2009	$0.025
May 7, 2009	May 25, 2009	June 15, 2009	$0.01
August 3, 2009	August 25, 2009	September 15, 2009	$0.01
November 3, 2009	November 23, 2009	December 15, 2009	$0.01

On February 18, 2010, our Board of Directors declared a quarterly cash dividend of $0.01 per share of common stock, payable on March 15, 2010 to stockholders of record as of March 5, 2010. Our Board of Directors believed it prudent to establish a new dividend rate in light of the current difficulties in the financial markets and potential claims related to the Processing System Intrusion.

Contractual Obligations. The Visa and MasterCard networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we must do so. As the majority of our SME transactions involve the delivery of the product or service at the time of the transaction, a good basis to estimate our exposure to chargebacks is the last four months’ bankcard Visa and MasterCard processing volume on our SME portfolio, which was $18.8 billion, $18.7 billion and $17.9 billion for the four months ended December 31, 2009, 2008 and 2007, respectively. However, during the four months ended December 31, 2009, 2008 and 2007, we were presented with $11.1 million, $10.2 million and $10.5 million, respectively, of chargebacks by issuing banks. In 2009, 2008 and 2007, we incurred merchant credit losses related to chargebacks of $5.9 million, $5.1 million and $2.8 million, respectively, on total SME Visa and MasterCard dollar volumes processed of $57.9 billion, $57.9 billion and $51.9 billion, respectively. These credit losses are included in processing and servicing expense in our consolidated statements of operations.

Chargebacks originating from large national merchant bankcard processing are processed and carried by Fifth Third Processing Solutions Bank, which is our third-party outsourced processor for settling large national merchant accounts.

The following table reflects our significant contractual obligations as of December 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Processing providers (a)	$16,031	$11,787	$3,687	$557	$—
Telecommunications providers	4,352	3,906	446	—	—
Office and equipment leases	21,523	5,919	7,584	4,074	3,946
Term Loan Facility (b)	16,667	8,334	8,333	—	—
Land, construction and equipment (c)	758	758	—	—	—
Capital lease obligations	322	233	89	—	—

	$59,653	$30,937	$20,139	$4,631	$3,946

(a)	We have agreements with several third-party processors to provide us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. Our agreements with third-party processors require us to submit a minimum monthly number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay the third party processors the fees that they would have received if we had submitted the required minimum number or volume of transactions.
(b)	Interest rates on the Term Credit Facility are variable. If interest rates were to remain at the December 31, 2009 level, we would make interest payments of $440,000 in the next 1 year and $169,000 in the next 1 to 3 years, or a total of $609,000. In addition, we have $50 million outstanding under our Revolving Credit Facility at December 31, 2009. The Revolving Credit Facility is available to us on a revolving basis commencing on May 30, 2008 and ending on September 4, 2012.
(c)	These amounts relate to the remaining contractual commitments we have for constructing our new service center in Jeffersonville, Indiana. Through December 31, 2009, we have spent approximately $66.8 million of our cash on our new service center, including $1.7 million to acquire land.

In addition, we record a payable to our sponsor banks each month in conjunction with our monthly processing activities. This amount was $80.0 million and $68.2 million as of December 31, 2009 and 2008, respectively. This amount is repaid on the first business day of the following month out of the fees collected from our merchants.

Unrecognized Tax Benefits. At December 31, 2009, we had gross tax effected unrecognized tax benefits of approximately $1.4 million. See “— Critical Accounting Estimates — Income Taxes.” As of December 31, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

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

Legal and Regulatory Considerations

Processing System Intrusion Legal Proceedings

To date, we have had several lawsuits filed against us and additional lawsuits may be filed. These include lawsuits which assert claims against us by cardholders (including various putative class actions seeking in the aggregate to represent all cardholders in the United States whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion), and banks that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion (including various putative class actions seeking to represent all financial institutions that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion), seeking damages allegedly arising out of the Processing System Intrusion and other related relief. The actions generally assert various common-law claims such as claims for negligence and breach of contract, as well as, in some cases, statutory claims such as violation of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The putative cardholder class actions seek various forms of relief including damages, injunctive relief, multiple or punitive damages, attorneys’ fees and costs. The putative financial institution class actions seek compensatory damages, including recovery of the cost of issuance of replacement cards and losses by reason of unauthorized transactions, as well as injunctive relief, attorneys’ fees and costs.

On June 10, 2009, the Judicial Panel on Multidistrict Litigation (the “JPML”) entered an order centralizing these cases for pre-trial proceedings before the United States District Court for the Southern District of Texas, under the caption In re Heartland Payment Systems, Inc. Customer Data Security Breach Litigation, MDL No. 2046, 4:09-md-2046. On August 24, 2009, the court appointed interim co-lead and liaison counsel for the financial institution and consumer plaintiffs. On September 23, 2009, the financial institution plaintiffs filed a Master Complaint in the MDL proceedings, which we moved to dismiss on October 23, 2009. Briefing on that motion to dismiss concluded on February 1, 2010 and the motion remains pending. On December 18, 2009, we and interim counsel for the consumer plaintiffs filed with the Court a proposed settlement agreement, subject to court approval, of the consumer class action claims. The putative consumer class actions and putative financial institution class actions filed against us and pending through March 9, 2010 are described in “Legal Proceedings—Processing System Intrusion Legal Proceedings.”

Other actions have been filed against us seeking damages allegedly arising out of the Processing System Intrusion and other related relief on an individual basis. On October 14, 2009, the Clark County Indiana Teachers Federal Credit Union filed a complaint in the Clark Circuit Superior Court of the State of Indiana. This action is captioned Clark County Indiana Teachers Federal Credit Union v. Heartland Payment Systems, Inc., Civ. No. 10D02-0910-LL-1209, and asserts claims for negligence and breach of contract. We have not yet responded to the complaint. On December 28, 2009, Putnam Bank of Putnam, Connecticut filed a complaint in Connecticut Superior Court, Putnam Bank v. Heartland Payment Systems, Inc., case no. WWM-CV-10-6001208-S. On January 20, 2010, we removed the action to the United States District Court for the District of Connecticut, case no. 3:10-cv-0061 (JBA), and, on January 27, 2010, filed a Notice of Potential Tag-Along Action, requesting centralization of the action with the MDL proceedings. On February 9, 2010, OmniAmerican Bank filed a complaint in the District Court for Collin County, Texas, Civ. No. 380-00563-2012. The complaint identifies as a party in interest the Federal Insurance Company, which is alleged to have insured plaintiff and reimbursed it for $1,005,077.50, less a $100,000 deductible. On February 18, 2010, Quad City Bank and Trust filed a complaint in the District Court for Collin County, Texas, Civ. No. 380-00721-2010.

On January 19, 2010, financial institution plaintiffs, including certain of the named plaintiffs in the MDL proceedings, commenced an action against our sponsor banks in the United States District Court for the Southern District of Texas, captioned Lonestar National Bank, N.A. et al. v. KeyBank NA, et al., Civ. No. 4:10-cv-00171. This action against our sponsor banks asserts common-law claims similar to those asserted against us, and likewise seeks to represent all financial institutions that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion. On March 4, 2010, this action was transferred to the judge overseeing the MDL proceedings. The sponsor banks could seek indemnification from us in regard to the claims asserted in this action.

Four securities class action complaints were filed in the United States District Court for the District of New Jersey: Davis v. Heartland Payment Systems, Inc. et al., 3:09-cv-01043-AET-TJB (March 6, 2009); Ivy v. Heartland Payment Systems, Inc. et al., 3:09-cv-01264-AET-JJH (March 19, 2009); Ladensack v. Heartland Payment Systems, Inc. et al., 3:09-cv-01632-FLW-TJB (April 3, 2009); and Morr v. Heartland Payment Systems, Inc. et al., 3:09-cv-01818-JAP-LHG (April 16, 2009). All four complaints contained similar allegations that we and two of our officers, Chief Executive Officer Robert O. Carr and President and Chief Financial Officer Robert H. B. Baldwin, Jr. violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by making material misrepresentations and/or omissions to our securities holders concerning the Processing System Intrusion, and that four of our insiders had engaged in insider trading. On May 7, 2009, Ladensack was voluntarily dismissed by plaintiffs without prejudice. On May 27, 2009, the three remaining securities class actions were consolidated into In re Heartland Payment Systems, Inc. Securities Litigation, 3:09-cv-01043-AET-TJB (the “Consolidated Securities Class Action”). The Teamsters Local Union No. 727 Pension Fund and Genesee County Employees’ Retirement System were appointed Co-Lead Plaintiffs for the purported class pursuant to 15 U.S.C. § 78u-4(a)(3)(B).

On August 20, 2009, Lead Plaintiffs in the Consolidated Securities Class Action filed an Amended Consolidated Class Action Complaint for Violations of the Federal Securities Laws (the “Amended Securities

Complaint”), purporting to represent all individuals who bought our common stock between February 13, 2008 and February 23, 2009. The Amended Complaint alleged that we and Messrs. Carr and Baldwin made material misrepresentations and/or omissions to our shareholders concerning our network security and the Processing System Intrusion in violation of Sections 10(b) and/or 20(a) of the Exchange Act. Lead Plaintiffs sought various forms of relief, including damages, attorneys’ fees, and costs and expenses. On September 25, 2009, we moved to dismiss the Amended Securities Complaint. On December 7, 2009, the Court granted our motion to dismiss and dismissed the Amended Securities Complaint with prejudice. Lead Plaintiffs did not appeal the dismissal within the time prescribed by the Federal Rules of Appellate Procedure, rendering the Court’s dismissal a final judgment on the merits and terminating the Consolidated Securities Class Action.

On May 20, 2009, we received a letter from counsel purporting to represent Heartland shareholders Charles Lee and Paul Miele demanding that we initiate suit against the members of our Board of Directors and Messrs. Carr and Baldwin to recover damages for alleged breaches of fiduciary duty and to correct supposed deficiencies in our internal controls. Our Board of Directors formed an independent Special Committee, represented by independent counsel, to investigate the allegations in the demand letter and recommend to our Board of Directors whether suit should be filed or what other action, if any, should be taken in response to the demand. The Special Committee also was charged with investigating and making recommendations to our Board of Directors concerning the allegations in derivative complaints subsequently filed by Messrs. Lee and Miele and by our alleged shareholder Eric Kirkham, described below. On February 18, 2010, after conducting an investigation, the Special Committee issued a Confidential Report to the independent members of our Board of Directors, in which it concluded that the interests of us and our stockholders would not be served by pursuing claims against our directors and officers. The Special Committee recommended that our Board of Directors seek dismissal of the derivative litigation pending as of the date of the Confidential Report.

On July 14, 2009, our alleged shareholder, Eric Kirkham, filed a Verified Shareholder Derivative Complaint in the United States District Court, District of New Jersey, Kirkham v. Carr et al., 3:09-cv-03444-AET-DEA (D.N.J.) (the “Kirkham Action”), purportedly for the benefit of nominal defendant Heartland, the members of our Board of Directors and Messrs. Carr and Baldwin as individual defendants. The Kirkham Complaint asserted claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, alleging that our Board members and Messrs. Carr and Baldwin caused Heartland to disseminate to our shareholders materially misleading and inaccurate information, ignored supposed inadequacies within our internal controls, practices and procedures, and failed to make a good faith effort to correct the problems or prevent their recurrence from February 13, 2008 through July 14, 2009. The plaintiff sought various forms of relief, including damages, injunctive relief, restitution, attorneys’ fees, and costs and expenses. On September 11, 2009, our alleged shareholder, Paul Miele, filed a Verified Shareholder Derivative Complaint in the United States District Court, District of New Jersey, Miele v. Carr et al., 3:09-cv-04687-JAP-LHG (D.N.J.) (the “Miele Action”), purportedly for the benefit of nominal defendant Heartland. On September 14, 2009, our alleged shareholder, Charles Lee, filed a virtually identical Verified Shareholder Derivative Complaint in the United States District Court, District of New Jersey, Lee v. Carr et al., 3:09-cv-04729-FLW-LHG (D.N.J.) (the “Lee Action”), also purportedly for the benefit of nominal defendant Heartland. Both complaints named the members of our Board of Directors and Messrs. Carr and Baldwin as individual defendants and asserted a single claim for breach of fiduciary duty, alleging that our Board members and Messrs. Carr and Baldwin knowingly failed to establish and maintain adequate network security, concealed news about security breaches and our network security from our shareholders, and then failed to correct network security problems and/or prevent their recurrence, during the period December 30, 2007 through January 20, 2009. The plaintiffs in the Miele and Lee Actions sought various forms of relief, including damages, attorneys’ fees, and costs and expenses.

On November 25, 2009, the Court consolidated the Miele and Lee Actions into Miele et al. v. Carr et al., Master File No. 3:09-cv-04687-AET-LHG (D.N.J.) (the “Consolidated Miele Action”) and set a coordinated briefing schedule for the Consolidated Miele Action and the Kirkham Action.

On December 4, 2009, Plaintiffs Miele and Lee filed a Verified Consolidated Shareholder Derivative Complaint in the Consolidated Miele Action (the “Consolidated Miele Complaint”), and Plaintiff Kirkham filed a Verified Amended Shareholder Derivative Complaint in the Kirkham Action (the “Amended Kirkham Complaint”). The Consolidated Miele Complaint is substantively identical to the original Miele and Lee Complaints. The Amended Kirkham Complaint added a number of additional factual allegations, and added one new individual defendant (Alan Sims, Chief Technology Officer). It also expanded the period during which plaintiff alleged wrongdoing by defendants to February 2008 through the date the Amended Kirkham Complaint was filed, December 4, 2009. Like the original Kirkham complaint, it made claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, alleging that our Board members and the other individual defendants caused Heartland to disseminate to our shareholders materially misleading and inaccurate information, ignored supposed inadequacies within our internal controls practices and procedures, and failed to make a good faith effort to correct the problems or prevent their recurrence. The plaintiff continued to seek various forms of relief, including damages, injunctive relief, restitution, attorneys’ fees, and costs and expenses.

On January 20, 2010, we separately moved to dismiss the Consolidated Miele Complaint and the Amended Kirkham Complaint for failure to meet the pre-suit demand requirements of Rule 23.1 of the Federal Rules of Civil Procedure. On February 11, 2010, plaintiff in the Kirkham Action filed a stipulation for dismissal of the action with prejudice. Pursuant to that stipulation, the Court dismissed the Amended Kirkham Complaint with prejudice on February 12, 2010. On February 19, 2010, the Court granted a Joint Stipulation to extend the schedule for the motion to dismiss briefing in the Consolidated Miele Action. On March 9, 2010, the Court granted another Joint Stipulation further revising the motion schedule, under which Plaintiffs in the Consolidated Miele Action must file any opposition to our motion to dismiss no later than March 19, 2010 and we must file any reply to Plaintiffs’ opposition no later than April 2, 2010.

In addition, a putative merchant class action has been commenced that seeks to represent all merchants against whom we assert or have asserted a claim for chargebacks or fines related to compromised credit card data since 2006. Filed on March 9, 2009 in the Circuit Court of the City of Saint Louis, Missouri, the action is captioned S.M. Corporation, d/b/a Mike Shannon’s Steak & Seafood v. Orbit POS Systems, Inc. and Heartland Payment Systems, Inc., Case No. 0822-CC07833. The action asserts various common-law claims, including for breach of contract, unjust enrichment, fraudulent misrepresentation, and breach of the duty of good faith and fair dealing, and seeks various forms of relief including damages, injunctive relief, and attorneys’ fees. We moved to dismiss that action on June 8, 2009 and the court denied our motion on December 7, 2009. Separately, we have asserted various common-law claims, including for breach of contract, against the named merchant plaintiff in the Missouri action in an action captioned Heartland Payment Systems, Inc v. Mike Shannon, individually, and S.M. Corporation, d/b/a Mike Shannon’s Steak & Seafood, Civ. No. L-6619-08 in New Jersey Superior Court. This action seeks to recover from the merchant certain fines and fees that were assessed by Visa and MasterCard and paid by the Company, along with attorneys’ fees and costs. The Missouri and New Jersey actions were dismissed without prejudice on March 1, 2010, pursuant to a settlement between S.M. Corporation, Mike Shannon and us. The Missouri action was so dismissed, on an individual basis, prior to any motion for class certification. Also, the New Jersey action was dismissed with prejudice as against Mike Shannon individually. Under the settlement, SM Corporation will continue the Missouri action as against Orbit POS Systems, Inc. and, from any recovery, pay us up to approximately $265,600 (the amount of the fees and fines claimed by us in the New Jersey action). Upon resolution of SM Corporation’s action against Orbit POS Systems, Inc., if the amount so recovered by SM Corporation does not reach approximately $265,600, then SM Corporation will also pay us the difference up to that amount. SM Corporation can institute litigation against us only if we reinstate the New Jersey action or sue to enforce the settlement. All claims of SM Corporation and our company against each other are tolled by agreement in the meantime, but, upon SM Corporation’s payment of the approximately $265,000 to us, then our company, SM Corporation and Mike Shannon will exchange mutual releases.

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

Although we intend to defend the lawsuits, investigations and inquiries described above vigorously, we cannot predict the outcome of such lawsuits, investigations and inquiries. Apart from damages claimed in such lawsuits and in other lawsuits relating to the Processing System Intrusion that may be filed, we may be subject to fines or other obligations as a result of the government inquiries and investigations described above and additional governmental inquiries or investigations relating to the Processing System Intrusion that may be commenced. The card brands with whom we have not reached a Settlement (the “Non-Settling Card Brands”) have also asserted claims seeking to impose fines, penalties, and other assessments against us or our sponsor banks (who would seek indemnification from us pursuant to our agreements with them) based upon the Processing System Intrusion. By these claims, the “Non-Settling Card Brands seek to recover from us, or from our sponsor banks (who would in turn seek to recover from us), assessments in respect of fraud losses and operating expenses (including card reissuance costs and non-ordinary-course account monitoring expenses) that such card brands believe either themselves or their issuers to have incurred by reason of the Processing System Intrusion, as well as fines and/or penalties by reason of our alleged failure to comply with such card brands’ operating regulations. The amounts we are required to pay to defend against and/or resolve the claims by the Non-Settling Card Brands described above could have a material adverse effect on our results of operations and financial condition.

Costs we expect to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion will be recognized as incurred. Such costs are expected to be material and could adversely impact our results of operations, financial condition and cash flow.

For the year ended December 31, 2009, we expensed a total of $128.9 million, or about $2.16 per share, associated with the Processing System Intrusion. Approximately $17.6 million of these charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services. The majority of these charges, or approximately $111.3 million, related to:

(i)	assessments imposed in April 2009 by MasterCard and Visa against our sponsor banks, which assessments were in turn withheld from us by our sponsor banks,

(ii)	settlement agreements and settlements reached with American Express (settled in December 2009) and Visa (agreement entered into on January 7, 2010). The settlement pursuant to the Visa agreement was consummated on February 18, 2010.

(iii)	settlement offers we made to certain claimants in an attempt to resolve certain of the claims asserted against us or our sponsor banks (who have asserted rights to indemnification from us pursuant to our agreements with them), and

(iv)	settlements deemed likely to be agreed upon in the near term with certain claimants, such as the cardholder class action.

Notwithstanding our belief that we have strong defenses against the claims that are the subject of the settlement offers and discussions described in (iii) and (iv) above, we decided to make the settlement offers and engage in settlement discussions in attempts to avoid the costs and uncertainty of litigation. We are prepared to vigorously defend ourselves against all the claims relating to the Processing System Intrusion that have been asserted against us and our sponsor banks to date.

The accrual of the settlements and settlement offers during the year ended December 31, 2009 resulted in our recognizing a $99.9 million Reserve for Processing System Intrusion at December 31, 2009. To date, we have not reached a definitive agreement with respect to settlement offers and discussions noted in (iii) and (iv) above. Therefore, it should not be assumed that we will resolve the claims that are the subject of those settlement offers or the subject of settlement discussions for the amounts of the settlement offers or the settlement amounts deemed likely to be agreed upon. We understand that the reserve related to the settlement offers is required based solely on the fact we tendered offers of settlement in the amounts we have accrued. It is possible we will end up resolving the claims that are the subject of the settlement offers, either through settlements or pursuant to litigation, for amounts that are greater than the amount we have reserved to date. Moreover, even if the claims that are the subject of the settlement offers were resolved for the amount we have reserved, that would still leave unresolved a portion of the claims that have been asserted against us or our sponsor banks relating to the Processing System Intrusion. We feel we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion, including those claims that are not the subject of the settlement offers.

On December 17, 2009, we entered into a settlement agreement and release with American Express to resolve potential claims and other disputes among us and American Express (and its issuers) with respect to the Processing System Intrusion. We paid American Express approximately $3.5 million in full and final satisfaction of any and all claims of American Express and its issuers arising from or relating to the Processing System Intrusion. Such settlement agreement and release contains mutual releases by and between us and American Express (on behalf of itself and its issuers) relating to the Processing System Intrusion.

On January 7, 2010, we, Heartland Bank, KeyBank National Association (“KeyBank,” and, together with Heartland Bank, the “Sponsor Banks”), and Visa U.S.A. Inc., Visa International Service Association and Visa Inc. (collectively, “Visa”) entered into a settlement agreement (the “Settlement Agreement”) to resolve potential claims and other disputes among us, the Sponsor Banks and Visa with respect to the potential rights and claims of Visa and certain issuers of Visa-branded credit and debit cards related to the Processing System Intrusion. After credit for fines previously collected by Visa during 2009, the maximum settlement amount under the Settlement Agreement would not exceed $59.2 million. We had included costs of this settlement in our Provision for Processing System Intrusion on our Consolidated Statement of Operations for the year ended December 31, 2009 and in our Reserve for Processing System Intrusion on the Consolidated Balance Sheet as of December 31, 2009.

A condition of the Settlement Agreement was that we obtain a loan of at least $53.0 million from the Sponsor Banks, the proceeds of which to be used to partially fund the settlement amount.

On February 18, 2010, we entered into a bridge loan agreement (the “Bridge Loan Agreement”) with KeyBank, as administrative agent, and KeyBank and Heartland Bank as bridge lenders. On that date, KeyBank made a bridge loan to us in the amount of $20.0 million and Heartland Bank made a bridge loan in the amount of $8.0 million (collectively, the “Bridge Loan”), which are the maximum amounts that we may borrow under the Bridge Loan Agreement. We must repay the Bridge Loan by February 17, 2011.

On February 18, 2010, we also entered into an amendment (the “Amendment”) to our Amended and Restated Credit Agreement dated as of May 30, 2008, with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. The Amendment provided for, among other things, a release of the lender’s lien on our Jeffersonville, IN Service Center and certain other assets relating to the ownership and occupancy of the Service Center.

On February 18, 2010, we also entered into a Commitment Increase Agreement pursuant to the Amended and Restated Credit Agreement (the “Commitment Increase Agreement”) whereby KeyBank as one of the lenders under the Amended and Restated Credit Agreement agreed to increase its revolving credit commitment to us under the Amended and Restated Credit Agreement by $25.0 million (the “Increased Credit Commitment”). The terms of the Increased Credit Commitment are similar to the terms of the Revolving Credit Facility.

We used the proceeds of the Bridge Loan and the Increased Credit Commitment, along with some of our cash, to fund the Settlement with Visa. The Settlement Agreement was consummated on February 18, 2010.

While we have determined that the Processing System Intrusion has triggered other loss contingencies, to date, an unfavorable outcome is not believed by us to be probable on those claims that are pending or have been threatened against us, or that we consider to be probable of assertion against us, and we do not have sufficient information to reasonably estimate the loss we would incur in the event of an unfavorable outcome on any such claim. Therefore, no reserve/liability has been recorded as of December 31, 2009 with respect to any such claim, except for the assessments actually imposed by MasterCard and Visa, the amounts of the settlement offers we made and the expected costs of settling with certain claimants as discussed above. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that we will incur on that claim is reasonably estimable, we will record a reserve for the claim in question. If and when, we record such a reserve, it could be material and could adversely impact our results of operations, financial condition and cash flow.

Additional costs we expect to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion will be recognized as incurred. Such costs are expected to be material and could adversely impact our results of operations, financial condition and cash flow.

As previously disclosed, we were advised by Visa that, based on Visa’s investigation of the Processing System Intrusion Visa believes we are in violation of the Visa Operating Regulations and that, based on that belief, Visa removed us from Visa’s published Global List of PCI DSS Validated Service Providers. We were similarly advised by MasterCard that, based on MasterCard’s investigation of the Processing System Intrusion MasterCard believed we were in violation of the MasterCard Standards and that, based on that belief, MasterCard removed us from MasterCard’s published list of Compliant Service Providers. On April 30, 2009, following the completion of our annual PCI DSS assessment, we successfully validated our compliance with PCI DSS. As such, we were returned to MasterCard’s published list of Compliant Service Providers and Visa’s List of PCI DSS Validated Service Providers.

Although we have insurance that we believe may cover some of the costs and losses that we may incur in connection with the above-described pending and potential lawsuits, inquiries, investigations and claims, we cannot now confirm that such coverage will, in fact, be provided or the extent of such coverage, if it is provided.

Other Legal Proceedings

On December 16, 2008, a putative class action was filed against us in the Superior Court of California, County of San Diego, Ryan McInerney, Hossein Vazir Zand v. Heartland Payment Systems, Inc. The plaintiffs purport to represent a putative class of individuals who allegedly were not reimbursed by us for business expenses and whose compensation was allegedly reduced for their costs of doing business. The plaintiffs seek unspecified monetary damages, penalties, injunctive and declaratory relief, and attorneys’ fees and costs.

On September 9, 2009, VeriFone Israel Ltd. filed a lawsuit in the Northern District of California alleging patent infringement of U.S. Patent No. 6,853,093 by our prototype NP3000 payment terminals. VeriFone Israel seeks injunctive relief against the alleged infringement and damages, including enhanced damages for willfulness and reasonable attorneys’ fees. On October 13, 2009, VeriFone Israel Ltd. amended its complaint to add an additional plaintiff, VeriFone Holdings, Inc., and seeking declaratory judgment that VeriFone Holdings was not involved in certain unfair business activity including tortious interference with contract and prospective economic advantage, tortious refusal to deal, breach of contract, breach of implied duty of good faith and fair dealing, unfair competition and defamation. These declaratory judgment counts regarding VeriFone’s unfair business activities correspond to affirmative claims we brought against VeriFone Holdings in New Jersey State Court, previously. VeriFone voluntarily dismissed these claims on February 15, 2010. We filed a declaratory judgment action in the Northern District of California on February 16, 2010 seeking a judgment that we do not infringe U.S. Patent No. 6,853,093 and that the patent is not valid.

On November 6, 2009, we filed a separate lawsuit against VeriFone Holdings, Inc. in United States District Court, District of New Jersey, alleging multiple federal law claims, including trademark infringement and false advertising under the Lanham Act, and violation of the Anti-cybersquatting Protection Act. We are seeking injunctive relief and damages, including enhanced damages for willfulness as well as attorneys’ fees. On the same day that we filed the lawsuit, we also filed an emergency application for a temporary restraining order and a preliminary injunction, directed against VeriFone Holdings. On November 6, 2009, VeriFone Holdings, Inc. also filed a lawsuit against us in the United States District Court for the Northern District of California, alleging a federal law claim for false advertising under the Lanham Act and a state law claim for unfair competition under the California Business and Professions Code. VeriFone Hollings seeks injunctive relief and damages, including enhanced damages for willfulness and attorneys’ fees. VeriFone voluntarily dismissed this action on February 15, 2010. Verifone Holdings, Inc. and Verifone Israel filed counterclaims in its New Jersey Federal Action raising the same issues that were alleged in the two Northern District of California actions.

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

We have interest rate risk related to our payable to our sponsor banks. During each month, KeyBank and Heartland Bank advance interchange fees to most of our merchants. We fund these advances first by applying a portion of our available cash and then by incurring a significant payable to our sponsor banks, bearing interest at the prime rate. At December 31, 2009, our payable to our sponsor banks was $80.0 million. This payable is repaid on the first business day of the following month out of fees collected from our merchants. During the quarter ended December 31, 2009 the average daily interest-bearing balance of that payable was approximately $25.5 million. The outstanding balance of our payable to our sponsor banks is directly related to our bankcard processing volume and also will fluctuate depending on the amount of our available cash. A hypothetical 100 basis point change in short-term interest rates applied to our average payable to sponsor banks would result in a change of approximately $255,000 in annual pre-tax income.

We also incur interest rate risk on borrowings under our Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides for a Revolving Credit Facility in an aggregate amount of up to $50 million and a Term Credit Facility in an aggregate amount of up to $25 million. The Term Credit Facility requires amortizing payments in the amount of $2,083,333 on the last business day of each fiscal quarter commencing March 31, 2009. Under the terms of the Amended and Restated Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or nine month adjusted LIBOR rates or equal to the greatest of prime, the secondary market rate for three month certificates of deposits plus 1% and the federal funds rate plus 0.50%, in each case plus a margin determined by the Company’s current leverage ratio. During the quarter ended December 31, 2009, the average daily interest-bearing balance outstanding under the Amended and Restated Credit Agreement was $68.7 million. A hypothetical 100 basis point increase in short-term interest rates applied to our average outstanding balance under the Amended and Restated Credit Agreement would result in a decline of approximately $687,000 in annual pre-tax income.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities within three years. At December 31, 2009, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $48,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $41,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $48,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $41,000.

Foreign Currency Risk. While substantially all of our business is conducted in U.S. dollars, our Canadian processing subsidiary, CPOS, conducts its operations in Canadian dollars. Consequently, a portion of CPOS’ revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our CPOS subsidiary. We have not hedged our translation risk on foreign currency exposure. For year ended December 31, 2009, foreign currency exposures had an immaterial impact on our revenues and our net income (loss). At December 31, 2009, fluctuations in exchange rates on CPOS’ assets and liabilities increased our Other Comprehensive Income by $1.5 million.

We do not hold or engage in the trading of derivative financial, commodity or foreign exchange instruments.

Recent Accounting Pronouncements

In December 2007, the FASB issued new standards to apply the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses and establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired and liabilities assumed, including assets and liabilities arising from contingencies, any noncontrolling interest in the acquiree and goodwill acquired or gain realized from a bargain purchase. is the new standards are effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning after December 15, 2008. The new standards will impact our Consolidated Financial Statements prospectively in the event of any business combinations entered into after the effective date in which we are the acquirer.

In December 2007, the FASB amended the accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. As a result, our noncontrolling interest in a subsidiary is to be reported as equity, separate from the parent’s equity, in the consolidated statement of financial position and the amount of net income or loss and comprehensive income or loss attributable to the parent and noncontrolling interest is to be presented separately on the face of the consolidated financial statements. Changes in a parent’s ownership interest in its subsidiary in which a controlling financial interest is retained are accounted for as equity transactions. If a controlling financial interest in the subsidiary is not retained, the subsidiary is deconsolidated and any retained noncontrolling equity interest is initially measured at fair value. The new standard is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively, except that presentation and disclosure requirements are to be applied retrospectively for all periods presented. The adoption of the new standard did not have a material effect on our Consolidated Financial Statements.

In April 2008, the FASB amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset The amended standard is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is not permitted. The adoption of the amended standard did not have a material effect on our Consolidated Financial Statements.

In May 2009, the FASB established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standard introduced the concept of financial statements being available to be issued and required the disclosure of the date through which an entity has evaluated subsequent events as well as the rationale for why that date was selected, that is, whether that date represents the date the financial statements were issued or were available to be issued. The FASB subsequently eliminated the requirement for publicly held companies to disclose the date through which an entity has evaluated subsequent events. We did not note significant changes in the subsequent events that an entity reports—either through recognition or disclosure—in its financial statements. The new standard was effective for interim and annual periods ending after September 15, 2009. Its adoption did not have a material effect on our Consolidated Financial Statements.

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of GAAP, which became the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities. is the new standard was effective for financial statements issued for interim and annual periods ending after September 15, 2009 and was effective for us beginning in the third quarter of 2009. The new standard superseded all existing non-SEC accounting and reporting standards. As the new standard was not intended to change or alter existing GAAP, our adoption did not have any impact on our consolidated financial statements and only impacted references for accounting guidance.

In October 2009, the FASB issued an accounting standard update on multiple deliverable revenue arrangements to establish the accounting for certain revenue arrangements in which the vendor or service provider will perform multiple revenue generating activities (e.g., contracts that require an up-front fee along with fees that recur over the life of the arrangement). Specifically, the update addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This update will be effective for revenue arrangements that are entered into or materially altered after January 1, 2011. We are currently evaluating the impact the adoption of this guidance will have on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Heartland Payment Systems, Inc.

We have audited the accompanying consolidated balance sheets of Heartland Payment Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Heartland Payment Systems, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Heartland Payment Systems, Inc.

We have audited the internal control over financial reporting of Heartland Payment Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A herein. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion. A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statement.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 10, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte Touche LLP

Philadelphia, Pennsylvania

March 10, 2010

Heartland Payment Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$32,113	$27,589
Funds held for payroll customers	29,667	22,002
Receivables, net	149,403	140,145
Investments held to maturity	1,450	1,410
Inventory	12,381	8,381
Prepaid expenses	8,874	6,662
Current tax asset	16,266	2,440
Current deferred tax assets, net	42,760	6,723

Total current assets	292,914	215,352
Capitalized customer acquisition costs, net	72,038	77,737
Property and equipment, net	99,989	75,443
Goodwill	60,962	58,456
Intangible assets, net	34,637	36,453
Deposits and other assets	1,666	178

Total assets	$562,206	$463,619

Liabilities and stockholders’ equity
Current liabilities:
Due to sponsor banks	$80,007	$68,212
Accounts payable	32,305	25,864
Deposits held for payroll customers	29,667	22,002
Current portion of borrowings	58,547	58,522
Current portion of accrued buyout liability	9,306	10,547
Merchant deposits and loss reserves	27,214	16,872
Accrued expenses and other liabilities	30,456	26,196
Reserve for processing system intrusion (Note 3)	99,911	—

Total current liabilities	367,413	228,215
Deferred tax liabilities, net	21,448	6,832
Reserve for unrecognized tax benefits	1,391	1,732
Long-term portion of borrowings	8,419	16,984
Long-term portion of accrued buyout liability	33,580	30,493

Total liabilities	432,251	284,256

Commitments and contingencies (Note 18)	—	—

Stockholders’ equity
Common Stock, $.001 par value, 100,000,000 shares authorized, 37,524,298 and 37,675,543 shares issued and outstanding at December 31, 2009 and 2008	38	38
Additional paid-in capital	171,736	167,337
Accumulated other comprehensive loss	(546)	(2,145)
(Accumulated deficit) Retained earnings	(41,487)	14,014

Total stockholders’ equity	129,741	179,244
Noncontrolling interests	214	119

Total equity	129,955	179,363

Total liabilities and equity	$562,206	$463,619

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Total Revenues	$1,652,139	$1,544,902	$1,313,846

Costs of Services:
Interchange	1,142,112	1,093,546	962,025
Dues, assessments and fees	89,844	67,648	57,050
Processing and servicing	199,934	179,106	131,944
Customer acquisition costs	50,362	48,522	44,193
Depreciation and amortization	15,786	11,006	6,806

Total costs of services	1,498,038	1,399,828	1,202,018
General and administrative	104,154	74,434	52,059

Total expenses	1,602,192	1,474,262	1,254,077

Income from operations	49,947	70,640	59,769

Other income (expense):
Interest income	117	755	1,934
Interest expense	(2,698)	(3,206)	(785)
Provision for processing system intrusion	(128,943)	—	—
Losses on investments	(31)	(395)	(1,650)
Exit costs for Service Center	—	—	(1,267)
Other, net	(41)	(5)	(841)

Total other (expense) income	(131,596)	(2,851)	(2,609)

Income (loss) before income taxes	(81,649)	67,789	57,160
Provision for (benefit from) income taxes	(29,919)	25,918	21,290

Net income (loss)	(51,730)	41,871	35,870
Less: Net income attributable to noncontrolling interests	66	31	—

Net income (loss) attributable to Heartland	(51,796)	$41,840	$35,870

Net income (loss)	$(51,730)	$41,871	$35,870
Other comprehensive income, net of tax
Unrealized gains (losses) on investments, net of income tax of $54, $29 and $(25)	90	48	(41)
Foreign currency translation adjustment	1,509	(2,131)	—

Comprehensive income (loss)	(50,131)	39,788	35,829
Less: Net income attributable to noncontrolling interests	66	31	—

Comprehensive income (loss) attributable to Heartland	$(50,197)	$39,757	$35,829

Earnings (loss) per common share:
Basic	$(1.38)	$1.12	$0.95
Diluted	$(1.38)	$1.08	$0.90

Weighted average number of common shares outstanding:
Basic	37,483	37,521	37,686
Diluted	38,028	38,698	39,980

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Heartland Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, January 1, 2007	37,406	$38	$153,997	$(21)	$10,804	$(25,525)	$—	$139,293
Cumulative effect of change in accounting principal – FIN No. 48	—	—	—	—	(514)	—	—	(514)
Issuance of Common Stock – secondary offering	24	—	25	—	—	—	—	25
Issuance of Common Stock - options exercised	1,292	2	10,007	—	—	—	—	10,009
Excess tax benefit on stock options exercised	—	—	7,570	—	—	—	—	7,570
Repurchase of Common Stock	(732)	—	—	—	—	(18,859)	—	(18,859)
Share-based compensation	—	—	1,747	—	—	—	—	1,747
Accumulated other comprehensive loss	—	—	—	(41)	—	—	—	(41)
Dividends on common stock	—	—	—	—	(9,431)	—	—	(9,431)
Net income for the year	—	—	—	—	35,870	—	—	35,870

Balance, December 31, 2007	37,990	$40	$173,346	$(62)	$36,729	$(44,384)	$—	$165,669

Issuance of Common Stock - options exercised	468	—	3,075	—	—	—	—	3,075
Excess tax benefit on stock options exercised	—	—	710	—	—	—	—	710
Repurchase of Common Stock	(782)	—	—	—	—	(17,995)	—	(17,995)
Retirement of Treasury Stock	—	(2)	(11,311)	—	(51,066)	62,379	—	—
Share-based compensation	—	—	1,517	—	—	—	—	1,517
Accumulated other comprehensive income (loss):				—
Unrealized gains on available for sale investments	—	—	—	48	—	—	—	48
Foreign currency translation adjustment	—	—	—	(2,131)	—	—	(29)	(2,160)
Dividends on common stock	—	—	—	—	(13,489)	—	—	(13,489)
Noncontrolling interests in subsidiary acquired	—	—	—	—	—	—	117	117
Net income for the year	—	—	—	—	41,840	—	31	41,871

Balance, December 31, 2008	37,676	$38	$167,337	$(2,145)	$14,014	$—	$119	$179,363

Issuance of Common Stock -options exercised	198	—	1,045	—	—	—	—	1,045
Excess tax benefit on stock options exercised	—	—	384	—	—	—	—	384
Repurchase of Common Stock	(350)	—	—	—	—	(3,202)	—	(3,202)
Retirement of Treasury Stock	—	—	(1,556)	—	(1,646)	3,202	—	—
Share-based compensation	—	—	4,526	—	—	—	—	4,526
Accumulated other comprehensive income (loss):
Unrealized gains on available for sale investments	—	—	—	90	—	—	—	90
Foreign currency translation adjustment	—	—	—	1,509	—	—	29	1,538
Dividends on common stock	—	—	—	—	(2,059)	—	—	(2,059)
Net income (loss)for the year	—	—	—	—	(51,796)	—	66	(51,730)

Balance, December 31, 2009	37,524	$38	$171,736	$(546)	$(41,487)	$—	$214	$129,955

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income (loss) attributable to Heartland	$(51,796)	$41,840	$35,870
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	56,838	53,732	45,191
Other depreciation and amortization	21,870	14,423	8,616
Addition to loss reserve	6,272	5,693	3,035
Provision for doubtful receivables	690	2,045	1,249
Deferred taxes	(21,537)	4,023	1,020
Share-based compensation	4,526	1,517	1,747
Net income attributable to noncontrolling interests	66	31	—
Loss on investments	31	395	1,650
Exit costs for Service Center	—	—	1,267
Write downs on purchased software, fixed assets and system development costs	241	751	—
Other	16	(22)	295
Changes in operating assets and liabilities:
Increase in receivables	(9,890)	(333)	(16,701)
(Increase) decrease in inventory	(3,979)	238	(1,737)
Payment of signing bonuses, net	(34,690)	(45,454)	(44,700)
Increase in capitalized customer acquisition costs	(16,449)	(15,517)	(14,284)
Increase in prepaid expenses	(2,192)	(2,507)	(1,448)
(Increase) decrease in current tax asset	(13,463)	3,754	21,401
(Increase) decrease in deposits and other assets	(1,177)	23	(61)
Excess tax benefits on options exercised	(384)	(710)	(7,623)
(Decrease) increase in reserve for unrecognized tax benefits	(341)	502	463
Increase in due to sponsor banks	11,795	18,413	22,545
Increase in accounts payable	4,999	4,083	3,544
Increase in accrued expenses and other liabilities	4,266	3,052	3,260
Increase (decrease) in merchant deposits and loss reserves	4,069	(5,789)	3,512
Reserve for processing system intrusion	99,911	—	—
Payouts of accrued buyout liability	(8,127)	(7,039)	(8,806)
Increase in accrued buyout liability	9,973	10,306	13,286

Net cash provided by operating activities	61,538	87,450	72,591

Cash flows from investing activities
Purchase of investments	(1,224)	(340)	(1,904)
Maturities of investments	1,207	284	310
(Increase) decrease in funds held for payroll customers	(7,549)	1,646	(7,376)
Increase (decrease) in deposits held for payroll customers	7,665	(2,199)	7,241
Acquisition of business, net of cash acquired	(3,237)	(106,865)	(6,300)
Purchases of property and equipment	(41,622)	(35,059)	(34,247)
Proceeds from disposal of property and equipment	33	35	—

Net cash used in investing activities	(44,727)	(142,498)	(42,276)

Cash flows from financing activities
Proceeds from borrowings	—	95,000	—
Principal payments on borrowings and financing arrangements	(8,540)	(20,023)	(174)
Proceeds from exercise of stock options	1,045	3,075	9,955
Excess tax benefits on options exercised	384	710	7,623
Repurchase of common stock	(3,202)	(17,995)	(18,859)
Dividends paid on common stock	(2,059)	(13,489)	(9,431)
Net proceeds from sale of common stock	—	—	25

Net cash provided by (used in) financing activities	(12,372)	47,278	(10,861)

Net (decrease) increase in cash and cash equivalents	4,439	(7,770)	19,454
Effect of exchange rates on cash	85	(149)	—
Cash and cash equivalents at beginning of year	27,589	35,508	16,054

Cash and cash equivalents at end of year	$32,113	$27,589	$35,508

Supplemental cash flow information:
Cash paid (received) during the year for:
Interest	$2,669	$2,907	$670
Income taxes	5,631	17,932	(1,571)

See accompanying notes to consolidated financial statements.

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

In 2009, certain amounts presented in the prior periods in the consolidated income statements reflect a change in classification of payroll tax expense incurred on up-front signing bonuses, residual commissions and buyouts of Accrued Buyout Liabilities from General and Administrative expenses, to Processing and Servicing expenses. This classification reflects these payments of payroll taxes as additional costs of services, rather than overhead. The Company believes that this presentation provides a more meaningful measure of the costs of providing services to its merchants. These reclassifications had no effect on reported consolidated income before income taxes, net income or per share amounts. The amounts of General and Administrative expenses, which have been reclassified to Processing and Servicing expenses for the years ended December 31, 2008 and 2007, were $5.4 million and $5.3 million, respectively.

Business Description— The Company’s principal business is to provide payment processing services related to bankcard transactions for merchants throughout the United States and Canada. In addition, the Company provides certain other merchant services, including check processing, the sale and rental of terminal equipment, gift and loyalty card processing, and the sale of terminal supplies. HPC provides payroll and related tax filing services throughout the United States. Debitek provides prepaid card and stored-value card solutions throughout the United States. The Company and Debitek also provide campus payment solutions throughout the United States. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions.

Over 95% of the Company’s revenue is derived from processing and settling Visa and MasterCard bankcard transactions for its merchant customers. Because the Company is not a “member bank” as defined by Visa and MasterCard, in order to process and settle these bankcard transactions for its merchants the Company has entered into sponsorship agreements with member banks. Visa and MasterCard rules restrict the Company from performing funds settlement or accessing merchant settlement funds and require that these funds be in the possession of the member bank until the merchant is funded. A sponsorship agreement permits the Company to route Visa and MasterCard bankcard transactions under the member bank’s control and identification numbers to clear credit bankcard transactions through Visa and MasterCard. A sponsorship agreement also enables the Company to settle funds between cardholders and merchants by delivering funding files to the member bank, which in turn transfers settlement funds to the merchants’ bank accounts. These restrictions place the settlement assets and obligations under the control of the member bank.

The sponsorship agreements with the member banks require, among other things, that the Company abide by the by-laws and regulations of the Visa and MasterCard networks and maintain a certificate of deposit or a cash balance in a deposit account with certain of the bank sponsors. If the Company breaches a sponsorship agreement, the bank sponsor may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative bank sponsor. The Company is dependent on its bank sponsors, Visa and MasterCard for notification of any compliance breaches. As of December 31, 2009, the Company has not been notified of any such issues by its bank sponsors, Visa or MasterCard.

The Company entered into a sponsorship agreement with KeyBank, National Association on April 1, 1999 and the agreement expires in March 2012. The acquisition of Network Services in May 2008 resulted in the addition of World Financial Network National Bank as the sponsor bank for Network Services’ large national merchant processing. In August 2008, the Company entered into a sponsorship agreement with SunTrust Banks to replace World Financial Network National Bank as its sponsor bank for Network Services’ large national merchant processing portfolio and that portfolio was transferred from World Financial Network National Bank to SunTrust Banks in February 2009. In August 2009, SunTrust Banks provided twelve months notice to the Company of its intent to withdraw its sponsorship of the Company’s large national merchants processing portfolio. In November 2009, the Company entered into a sponsorship agreement with The Bancorp Bank and transferred the sponsorship of its large national merchants from SunTrust Banks in February 2010. The agreement with The Bancorp Bank expires in November 2014.

In 2007, the Company entered into a sponsor bank agreement with Heartland Bank (an unrelated third party), which is based in Saint Louis, Missouri. Our agreement with Heartland Bank involves substantially the same terms as apply with KeyBank and it expires in September 2010.

Following is a breakout of the Company’s total Visa and MasterCard settled bankcard processing volume for the month of December 2009 by percentage processed under its individual sponsorship agreements:

Sponsor Bank	% of December 2009 Bankcard Processing Volume
KeyBank, National Association	69.8%
Heartland Bank	15.4%
SunTrust Banks	14.8%

Processing System Intrusion— On January 20, 2009, the Company publicly announced the discovery of a criminal breach of its payment systems environment (the “Processing System Intrusion”). The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by the Company during the transaction authorization process. The Company believes the breach has been contained and did not extend beyond 2008. See Note 3. Processing System Intrusion for further detail and related events.

The Company’s current liabilities exceeded current assets by $74.5 million at December 31, 2009 primarily due to the following: (i) $99.9 million in Reserve for Processing System Intrusion, which remain unpaid at December 31, 2009, and (ii) the Company has a Revolving Credit Facility which expires on September 4, 2012, with $50 million in borrowings classified as a current liability as the Company anticipates paying it sooner. Management believes that this working capital deficiency will not cause illiquidity and that the Company will be able to satisfy its obligations in the normal course because: (i) while the Company expects the $50 million Revolving Credit Facility may be refinanced, the Company has the flexibility to defer repayment until 2012, and (ii) the terms related to the ultimate payment of all of the $99.9 million Reserve for Processing System Intrusion have not been established, but the Company’s willingness to agree to any settlement and payment thereof is contingent upon its ability to obtain appropriate financing. See Note 3. Processing System Intrusion for information regarding the settlement and payment of a claim.

2. Summary of Significant Accounting Policies

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include, among other things, the accrued buyout liability, capitalized customer acquisition costs, goodwill, loss reserves, certain accounts payable and accrued expenses and certain tax assets and liabilities as well as the related valuation allowances, if any. Actual results could differ from those estimates.

Cash and Cash Equivalents— At December 31, 2009, cash included approximately $25.5 million of processing-related cash in transit and collateral, compared to approximately $17.6 million of processing-related cash in transit and collateral at December 31, 2008.

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

The Company’s primary receivables are from its bankcard processing merchants. These receivables result from the Company’s practice of advancing interchange fees to most of its small and midsized merchants (referred to as Small and Midsized Enterprises, or “SME”) during the month and collecting those fees at the beginning of the following month, as well as from transaction fees the Company charges its merchants for processing transactions. The Company does not advance interchange fees to its Network Services merchants.

Generally, the Company uses cash available for investment to fund these advances to SME merchants; when available cash has been expended, the Company directs its sponsor banks to make these advances, thus generating a payable to the sponsor banks. We pay our sponsor banks the prime rate on these payables. At December 31, 2009 and 2008, the Company used $7.0 million and $17.5 million, respectively, of its available cash to fund merchant advances. The amount due to its sponsor banks for funding advances was $80.0 million at December 31, 2009 and $68.2 million at December 31, 2008. The payable to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment and check processing terminals. Unlike the SME merchants, Network Services’ customers are large national accounts which are invoiced monthly, on payment terms that are typical for large national accounts.

Receivables also include amounts resulting from the pre-funding of Discover and American Express transactions to our merchants and are due from the related bankcard networks. These amounts are recovered over the following two business days from the date of processing the transaction.

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

Investments and Funds Held for Payroll Customers— Investments, including those carried on the consolidated balance sheet as Funds Held for Payroll Customers, consist primarily of fixed income bond funds, corporate debt and equity securities, and certificates of deposit. Funds Held for Payroll Customers also include overnight bank deposits. The majority of investments carried in Funds Held for Payroll Customers are available-for-sale and recorded at fair value based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. In the event of a sale, cost is determined on a specific identification basis. At December 31, 2009, Funds Held for Payroll Customers included cash and cash equivalents of $28.3 million and investments available for sale of $1.4 million.

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

Inventories also include purchased data encryption software licenses held for sale to merchants who acquire the Company’s End-to-End Encryption Solution (“E3”) for processing bankcard transactions, or purchase the upgraded terminal/POS devices containing E3.

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

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying SME merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of December 31, 2009 and 2008.

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

The Company capitalizes the cost of computer software developed for internal use and amortizes such costs on a straight-line basis over an estimated useful life of three to five years. The Company capitalizes software development costs. Research and development costs incurred prior to establishing technological feasibility are charged to operations as such costs are incurred. Once technological feasibility is established, costs are capitalized until the software is placed in service.

Long-Lived Assets—The Company evaluates the potential for impairment when changes in circumstances indicate that undiscounted cash flows estimated to be generated by the related assets are less than the carrying amount. Management believes that no such changes in circumstances or impairment have occurred as of December 31, 2009 or 2008.

Goodwill— Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. The Company has recorded goodwill in connection with its acquisitions of Debitek, Inc., E-Secure Peripherals, Inc., General Meters Corp., Collective Point of Sale Solutions Ltd.,

Network Services and Chockstone, Inc. Goodwill is tested for impairment at least annually and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of the reporting unit. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others: a significant decline in expected future cash flows; a sustained decline in market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. The Company performs its annual goodwill impairment testing in the fourth quarter. The Company’s evaluation indicated that no impairment exists as of December 31, 2009 or 2008. At December 31, 2009 and 2008, goodwill of $61.0 million and $58.5 million, respectively, was recorded on the Company’s Consolidated Balance Sheet. The Company may be required to record goodwill impairment losses in future periods, whether in connection with the Company’s next annual impairment testing in the fourth quarter of 2010 or prior to that, if any such indicators constitute a triggering event in other than the quarter in which the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.

Merchant Deposits and Loss Reserves— The Company maintains merchant deposits to offset potential liabilities from merchant chargeback processing, which is discussed below, as well as deposits representing debit processing and check processing funds in transit. Previously, the debit processing funds in transit were netted against receivables. Disputes between a cardholder and a merchant periodically arise due to the cardholder’s dissatisfaction with merchandise quality or the merchant’s service, and the disputes may not always be resolved in the merchant’s favor. In some of these cases, the transaction is ‘‘charged back’’ to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, the Company is liable for the full amount of the transaction. The Company’s obligation to stand ready to perform is minimal. The Company maintains a deposit or the pledge of a letter of credit from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. The Company evaluates its ultimate risk and records an estimate of potential loss for chargebacks related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to recent bankcard processing volume levels. The Company believes that the liability recorded as loss reserves approximates fair value.

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

Revenues— Revenues are mainly comprised of gross processing revenue, payroll processing revenue and equipment-related income. Gross processing revenue primarily consists of discount fees and per-transaction and periodic (primarily monthly) fees from the processing of Visa and MasterCard bankcard transactions for merchants. The Company passes through to its customers any changes in interchange or network fees. Gross processing revenue also includes American Express and Discover fees, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, check processing fees, gift and loyalty card fees and other miscellaneous revenue. Payroll processing revenue includes periodic and annual fees charged by HPC for payroll processing services, and interest earned from investing tax impound funds held for our customers. Revenue is recorded as bankcard and other processing transactions are processed or payroll services are performed.

Equipment-related income includes revenues from the sale, rental and deployment of bankcard and check processing terminals, from the sale of hardware, software and associated services for prepaid card and stored-value card payment systems, and campus payment solutions. Revenues are recorded at the time of shipment, or the provision of service.

Loss Contingencies and Legal Expenses— The Company records a liability for loss contingencies when the liability is probable and reasonably estimable. Legal fees associated with loss contingencies are recorded when the legal fees are incurred.

Other Income (Expense)— Other income (expense) consists of interest income on cash and investments, the interest cost on our borrowings, the gains or losses on the disposal of property and equipment and other non-operating income or expense items.

In 2009, other income (expense) includes the pretax charges of $(128.9) million related to the Provision for Processing System Intrusion. See “—Organization and Operations — Processing System Intrusion” for more detail.

In 2008, other income (expense) includes pre-tax charges of $(0.3) million for write downs on a fixed-income bond fund, and a pre-tax loss of $(0.1) million on the sale of a debt security. Both charges are recorded in losses on investments in the Consolidated Statements of Income.

In 2007, other income (expense) includes a pre-tax charge of $(1.3) million reflecting the estimated liability for costs (primarily accrued lease costs and property and equipment write offs) associated with exiting our former service center, a pre-tax charge of $(1.7) million equal to our full investment in a cost-basis investment in Parcxmart Technologies, Inc., and a charge of $(0.8) million reflecting our liability in a legal proceeding under an indemnification we provided to an insurer.

Income Taxes— The Company accounts for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates. The impact on deferred assets and liabilities of a change in tax rates is recognized in the period that the rate change is enacted.

Stock-Based Compensation— The Company expenses employee share-based payments under the fair value method. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Under the modified-prospective-transition method, the Company is required to record compensation expense for all awards granted after the date of adoption (January 1, 2006) using the grant-date fair value and for the unvested portion of previously granted awards using the grant-date fair value estimate.

Additionally, the excess tax benefits are reported as a financing cash inflow rather than a reduction of taxes paid, which is included within operating cash flows. Accordingly, cash provided by operating activities decreased and cash provided by financing activities increased by $0.4 million in 2009 and $0.7 million in 2008 related to excess tax benefits from share-based awards. The excess tax benefits result from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options.

Diluted earnings per share for the years ended December 31, 2008 and 2007 were computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options, where dilutive. Due to the net loss in 2009, calculating Diluted Earnings Per Share using diluted weighted average shares would be anti-dilutive. Therefore, weighted average common stock outstanding was used to calculate Diluted Earnings Per Share for 2009.

Foreign Currency— The Canadian dollar is the functional currency of CPOS, which operates in Canada. CPOS’ revenues and expenses are translated at the average exchange rates prevailing during the period. The foreign currency assets and liabilities of CPOS are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of other comprehensive income and is included in stockholders’ equity. At December 31, 2009 and 2008, the cumulative foreign currency translation resulted in a gain of $1.5 million and a loss of $2.1 million, respectively. The Company intends to indefinitely reinvest undistributed earnings of CPOS and has not tax effected the cumulative foreign currency translation loss. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not material.

Noncontrolling Minority Interests— Noncontrolling minority interests represent noncontrolling minority stockholders’ share of the equity and after-tax net income or loss of consolidated subsidiaries. Noncontrolling minority stockholders’ share of after-tax net income or loss of consolidated subsidiaries is included in “Net income attributable to noncontrolling minority interests” in the Consolidated Income Statement. The minority stockholders’ interests included in “Noncontrolling minority interests” in the December 31, 2009 and 2008 Consolidated Balance Sheets were $214,000 and $119,000, respectively, and reflect the original investments by these minority shareholders in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries.

Subsequent Events— The Company evaluated subsequent events with respect to the Consolidated Financial Statements as of and for the year ended December 31, 2009. See Note 3 Provision for Processing Intrusion for references to reportable items evaluated during this period.

New Accounting Pronouncements— In December 2007, the FASB issued new standards to apply the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses and establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired and liabilities assumed, including assets and liabilities arising from contingencies, any noncontrolling interest in the acquiree and goodwill acquired or gain realized from a bargain purchase. The new standards are effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning after December 15, 2008. The adoption of the new standards will impact the Company’s Consolidated Financial Statements prospectively in the event of any business combinations entered into after the effective date in which the Company is the acquirer.

In December 2007, the FASB amended the accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. As a result, our noncontrolling interest in a subsidiary is reported as equity, separate from the parent’s equity, in the consolidated statement of financial position and the amount of net income or loss and comprehensive income or loss attributable to the parent and noncontrolling interest to be presented separately on the face of the consolidated financial statements. Changes in a parent’s ownership interest in its subsidiary in which a controlling financial interest is retained are accounted for as equity transactions. If a controlling financial interest in the subsidiary is not retained, the subsidiary is deconsolidated and any retained noncontrolling equity interest is initially measured at fair value. The new standard is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively, except that presentation and disclosure requirements are to be applied retrospectively for all periods presented. The adoption of the new standard did not have a material effect on the Company’s Consolidated Financial Statements.

In April 2008, the FASB amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The amended standard is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of the amended standard did not have a material effect on the Company’s Consolidated Financial Statements.

In May 2009, the FASB established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standard introduced the concept of financial statements being available to be issued and required the disclosure of the date through which an entity has evaluated subsequent events as well as the rationale for why that date was selected, that is, whether that date represents the date the financial statements were issued or were available to be issued. The FASB subsequently eliminated the requirement for publicly held companies to disclose the date through which an entity has evaluated subsequent events. The Company did not note significant changes in the subsequent events that an entity reports—either through recognition or disclosure—in its financial statements. The new standard was effective for interim and annual periods ending after September 15, 2009. Its adoption did not have a material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of GAAP, which became the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities. is the new standard was effective for financial statements issued for interim and annual periods ending after September 15, 2009 and was effective for the Company beginning in the third quarter of 2009. The new standard superseded all existing non-SEC accounting and reporting standards. As the new standard was not intended to change or alter existing GAAP, its adoption did not have any impact on the Company’s Consolidated Financial Statements and only impacted references for accounting guidance.

In October 2009, the FASB issued an accounting standard update on multiple deliverable revenue arrangements to establish the accounting for certain revenue arrangements in which the vendor or service provider will perform multiple revenue generating activities (e.g., contracts that require an up-front fee along with fees that recur over the life of the arrangement). Specifically, the update addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This update will be effective for revenue arrangements that are entered into or materially altered after January 1, 2011. The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements.

3. Processing System Intrusion

On January 20, 2009, the Company publicly announced the discovery of a criminal breach of its payment systems environment (the “Processing System Intrusion”). The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by the Company during the transaction authorization process. Such data is not required to be encrypted while in transit under current payment card industry guidelines. The Company had received confirmation of its compliance with the Payment Card Industry Data Security Standard (“PCI-DSS”) from a third-party assessor each year since the standard was announced, including in April 2008, before the discovery of the Processing System Intrusion. Subsequent to the discovery of the Processing System Intrusion, the Company was advised by Visa that based on Visa’s investigation of the

Processing System Intrusion, Visa had removed the Company from Visa’s published list of PCI-DSS compliant service providers. We were similarly advised by MasterCard that, based on MasterCard’s investigation of the Processing System Intrusion MasterCard believed we were in violation of the MasterCard Standards and that, based on that belief, MasterCard removed us from MasterCard’s published list of Compliant Service Providers. In April 2009, the Company was re-certified as PCI-DSS compliant and the assessor’s report attesting to such re-certification has been reviewed and approved by Visa. As such, the Company was returned to MasterCard’s published list of Compliant Service Providers and Visa’s Global List of PCI-DSS Validated Service Providers. Card data that could have been exposed by the Processing System Intrusion included card numbers, expiration dates, and certain other information from the magnetic stripe on the back of the payment card (including, for a small percentage of cards, the cardholder’s name). However, the cardholder information that the Company processes does not include addresses or Social Security numbers. Also, the Company believes that no unencrypted PIN data was captured and that the breach has been contained and did not extend beyond 2008.

For the year ended December 31, 2009, the Company expensed a total of $128.9 million, respectively, or about $2.16 per share, associated with the Processing System Intrusion. Approximately $17.6 million of these charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services. The majority of these charges, or approximately $111.3 million, related to:

(i)	assessments imposed in April 2009 by MasterCard and Visa against the Company’s sponsor banks, which assessments were in turn withheld from us by our sponsor banks,

(ii)	settlement agreements and settlements reached with American Express (settled in December 2009) and Visa (agreement entered into on January 7, 2010). The settlement pursuant to the Visa agreement was consummated on February 18, 2010.

(iii)	settlement offers made by the Company to certain claimants in an attempt to resolve certain of the claims asserted against the Company or its sponsor banks (who have asserted rights to indemnification from the Company pursuant to the Company’s agreements with them), and

(iv)	settlements deemed likely to be agreed upon in the near term with certain claimants, such as the cardholder class action.

Notwithstanding its belief that it has strong defenses against the claims that are the subject of the settlement offers and discussions described in (iii) and (iv) above, the Company decided to make the settlement offers and engage in settlement discussions in attempts to avoid the costs and uncertainty of litigation. The Company is prepared to vigorously defend itself against all the claims relating to the Processing System Intrusion that have been asserted against it and its sponsor banks to date.

The accrual of the settlements and settlement offers during the year ended December 31, 2009 resulted in the Company recognizing a $99.9 million Reserve for Processing System Intrusion at December 31, 2009. To date, the Company has not reached a definitive agreement with respect to settlement offers and discussions noted in (iii) and (iv) above. Therefore, it should not be assumed that the Company will resolve the claims that are the subject of those settlement offers or the subject of settlement discussions for the amounts of the settlement offers or the settlement amounts deemed likely to be agreed upon. The Company understands that the reserve related to the settlement offers is required based solely on the fact the Company tendered offers of settlement in the amounts it has accrued. It is possible the Company will end up resolving the claims that are the subject of the settlement offers, either through settlements or pursuant to litigation, for amounts that are greater than the amount it has reserved to date. Moreover, even if the claims that are the subject of the settlement offers were resolved for the amount the Company has reserved, that would still leave unresolved a portion of the claims that have been asserted against the Company or its sponsor banks relating to the Processing System Intrusion. The Company feels it has strong defenses to all the claims that have been asserted against it and its sponsor banks relating to the Processing System Intrusion, including those claims that are not the subject of the settlement offers.

While the Company has determined that the Processing System Intrusion has triggered other loss contingencies, to date, an unfavorable outcome is not believed by it to be probable on those claims that are pending or have been threatened against it, or that the Company considers to be probable of assertion against it, and the Company does not have sufficient information to reasonably estimate the loss it would incur in the event of an unfavorable outcome on any such claim. Therefore, no reserve/liability has been recorded as of December 31, 2009 with respect to any such claim, except for the assessments actually imposed by MasterCard and Visa, the amounts of the settlements reached with VISA and American Express, the amounts of the settlement offers made by the Company and the settlement amounts deemed likely to be agreed upon as discussed above. As more information becomes available, if the Company should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that it will incur on that claim is reasonably estimable, it will record a reserve for the claim in question. If and when, the Company records such a reserve, it could be material and could adversely impact its results of operations, financial condition and cash flow.

Additional costs the Company expects to incur for investigations, remedial actions, legal fees, and crisis management services related to the Processing System Intrusion will be recognized as incurred. Such costs could be material and could adversely impact the Company’s results of operations, financial condition and cash flow.

On December 17, 2009, we entered into a settlement agreement and release with American Express to resolve potential claims and other disputes among us and American Express (and its issuers) with respect to the Processing System Intrusion. We paid American Express approximately $3.5 million in full and final satisfaction of any and all claims of American Express and its issuers arising from or relating to the Processing System Intrusion. Such settlement agreement and release contains mutual releases by and between us and American Express (on behalf of itself and its issuers) relating to the Processing System Intrusion.

On January 7, 2010, the Company, Heartland Bank, KeyBank National Association (“KeyBank,” and, together with Heartland Bank, the “Sponsor Banks”), and Visa U.S.A. Inc., Visa International Service Association and Visa Inc. (collectively, “Visa”) entered into a settlement agreement (the “Settlement Agreement”) to resolve potential claims and other disputes among the Company, the Sponsor Banks and Visa with respect to the potential rights and claims of Visa and certain issuers of Visa-branded credit and debit cards related to the Processing System Intrusion. After credit for fines previously collected by Visa during 2009, the maximum settlement amount under the Settlement Agreement would not exceed $59.2 million. The costs of this settlement were included in the Company’s Provision for Processing System Intrusion on its Consolidated Statement of Operations for the year ended December 31, 2009 and in its Reserve for Processing System Intrusion on its Consolidated Balance Sheet as of December 31, 2009.

A condition of the Settlement Agreement was for the Company to obtain a loan of at least $53.0 million from the Sponsor Banks, the proceeds of which to be used by the Company to fund the settlement amount.

On February 18, 2010, the Company entered into a bridge loan agreement (the “Bridge Loan Agreement”) with KeyBank, as administrative agent, and KeyBank and Heartland Bank as bridge lenders. On that date, KeyBank made a bridge loan to the Company in the amount of $20.0 million and Heartland Bank made a bridge loan in the amount of $8.0 million (collectively, the “Bridge Loan”), which are the maximum amounts that the Company may borrow under the Bridge Loan Agreement. The Company must repay the Bridge Loan by February 17, 2011. It may optionally prepay the bridge loans at any time in whole or in part. However, it must prepay the bridge loan with any net cash proceeds from certain asset sales, the net cash proceeds of certain equity and debt issuances, and the net cash proceeds of certain recovery events.

The Bridge Loan bears interest at a rate of 1.0% plus the Alternate Base Rate. The Alternate Base Rate is the greater of (i) KeyBank’s prime rate, (ii) 0.5% plus the weighted average of the overnight Federal funds rate and (iii) 1.0% plus one-month LIBOR. If principal, interest or fees on the Bridge Loan are not paid when due, whether at stated maturity, upon acceleration or otherwise, such overdue amount shall bear interest at a rate per annum equal to the Alternate Base Rate plus 3.0%.

The Bridge Loan Agreement contains covenants, which include maintenance of certain leverage and fixed charge coverage ratios, limitations on indebtedness, a first priority security interest in the Company’s service center located in Jeffersonville, Indiana (the “Service Center”) and in certain other assets relating to the ownership and occupancy of the Service Center, investments in, and loans to, other business units, the Company’s ability to enter into business combinations and asset sales, and certain other financial and non-financial covenants. These covenants also apply to the Company’s subsidiaries.

On February 18, 2010, the Company also entered into an amendment (the “Amendment”) to its Amended and Restated Credit Agreement dated as of May 30, 2008 (See Note 11), with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. The Amendment provided for, among other things, a release of the lender’s lien on the Service Center and certain other assets relating to the ownership and occupancy of the Service Center.

On February 18, 2010, the Company also entered into a Commitment Increase Agreement pursuant to the Amended and Restated Credit Agreement (the “Commitment Increase Agreement”) whereby KeyBank as one of the lenders under the Amended and Restated Credit Agreement agreed to increase its revolving credit commitment to us under the Amended and Restated Credit Agreement by $25.0 million (the “Increased Credit Commitment”). The terms of the Increased Credit Commitment are similar to the terms of the Revolving Credit Facility (See Note 11).

The proceeds of the Bridge Loan and the Increased Credit Commitment were used to fund the Settlement with Visa. The Settlement Agreement was consummated on February 18, 2010.

4. Acquisitions

Chockstone, Inc.

As of November 14, 2008, the Company acquired the assets of Chockstone, Inc. for a cash payment of $4.1 million. Chockstone expands the Company’s ability to equip businesses nationwide with enhanced gift card and loyalty programs. This acquisition is not expected to have a material impact on earnings in the near term. Pro forma results of operations have not been presented because the effect of the acquisition was not material. The transaction was accounted for under the purchase method of accounting. The fair values of the Chockstone assets acquired and the liabilities assumed were estimated at the acquisition date. Beginning November 14, 2008, Chockstone’s results of operations were included in the Company’s results of operations. The total initial purchase price was allocated as follows: $2.4 million to intangible assets, $1.6 million to goodwill, and $0.1 million to net tangible assets. The entire amount of goodwill is expected to be deductible for income tax reporting.

The Chockstone Purchase Agreement contains provisions for contingent earnout payments to the former shareholders of Chockstone. These contingent earnout payments are based on the acquired business achieving certain pre-established levels of gross profits during the first three years post acquisition. For the year ended December 31, 2009, the first contingent earnout period, the contingent earnout payment was estimated at $1.4 million. The Company accrued this amount as payable and charged it to goodwill in the consolidated balance sheet as of December 31, 2009.

Network Services

As of May 31, 2008, the Company closed its acquisition of Network Services. Network Services is a provider of payment processing solutions, serving a variety of industries such as petroleum, convenience store, parking and retail. Services include payment processing, prepaid services, POS terminal, helpdesk services and merchant bankcard services. The Network Services acquisition provided the Company with a substantial portfolio of merchants in the petroleum industry segment. Network Services settled 462 million annual Visa and MasterCard transactions representing $9.9 billion of total annual Visa and MasterCard bankcard processing volume in 2009. In addition to settled Visa and MasterCard transactions, Network Services handles a wide range of payment transactions for its predominantly petroleum customer base, including providing approximately 2.4 billion Visa and MasterCard transaction authorizations in 2009.

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

	Year Ended December 31,
	2008	2007
	(in thousands)
Total revenues	$1,591,007	$1,443,677
Costs of services	1,430,280	1,301,414
General and administrative expenses	90,170	83,610
Total expenses	1,520,450	1,385,024
Income from operations	70,557	58,653
Net income	41,109	33,938
Diluted earnings per share	$1.06	$0.85

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

2007 Acquisitions.

On October 19, 2007, the Company acquired the assets of General Meters Corp (“General Meters”) for a net cash payment of $6.0 million. The General Meters acquisition provides the Company with a ready base of colleges and universities for its campus payment solutions. This acquisition is not expected to have a material impact on earnings in the near term. Pro forma results of operations have not been presented because the effect of the acquisition was not material. The transaction was accounted for under the purchase method of accounting. Beginning October 19, 2007, General Meters’ results of operations were included in the Company’s results of operations. The total purchase price was allocated as follows: $3.5 million to goodwill, $0.5 million to intangible assets and $2.0 million to net tangible assets. The entire amount of goodwill is expected to be deductible for income tax reporting.

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

5. Receivables

A summary of receivables by major class is as follows at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)
Accounts receivable from merchants	$138,761	$132,699
Receivables from bankcard networks	7,790	40
Accounts receivable from others	3,311	7,905

	149,862	140,644
Less allowance for doubtful accounts	(459)	(499)

	$149,403	$140,145

Included in accounts receivable from others are $1.8 million and $1.5 million which are due from employees at December 31, 2009 and 2008, respectively. Accounts receivables related to bankcard networks are amounts pre-funded to merchants for processing Discover and American Express bankcard transactions.

A summary of the activity in the allowance for doubtful accounts for three years ended December 31, 2009, 2008 and 2007 was as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Beginning balance	$499	$165	$151
Additions to allowance	690	2,045	1,249
Charges against allowance	(730)	(1,711)	(1,235)

Ending balance	$459	$499	$165

6. Funds Held for Payroll Customers and Investments

A summary of Funds Held for Payroll Customers and Investments, including the cost, gross unrealized gains (losses) and estimated fair value for investments held to maturity and investments available-for-sale by major security type and class of security were as follows at December 31, 2009 and 2008:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(In thousands)
December 31, 2009
Funds Held for Payroll Customers:
Fixed income bond fund	$1,226	$—	$(145)	$1,081
Corporate debt securities	273	10	—	283
Corporate equity securities	29	—	—	29

Total investments available-for-sale	1,528	10	(145)	1,393
Cash held for payroll customers	28,274	—	—	28,274

Total Funds Held for Payroll Customers	$29,802	$10	$(145)	$29,667

Investments:
Investments held to maturity – Certificates of deposit (a)	$1,450	$—	$—	$1,450

Total investments	$1,450	$—	$—	$1,450

(a)	Certificates of deposit have remaining terms ranging from 2 months to 18 months.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(In thousands)
December 31, 2008
Funds Held for Payroll Customers:
Fixed income bond fund	$965	$—	$—	$965
Corporate debt securities	335	—	(23)	312

Total investments available-for-sale	1,300	—	(23)	1,277
Cash held for payroll customers	20,725	—	—	20,725

Total Funds Held for Payroll Customers	$22,025	$—	$(23)	$22,002

Investments:
Investments held to maturity – Certificates of deposit	$1,410	$—	$—	$1,410

Total investments	$1,410	$—	$—	$1,410

The Company’s framework for measuring fair value provides a three-level hierarchy, which prioritizes the factors (inputs) used to calculate the fair value of assets and liabilities as follows:

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

As of December 31, 2009 and 2008, all investments in available-for-sale securities held by the Company were measured using Level 1 inputs.

During the twelve months ended December 31, 2009, the Company recognized $31,000 of other-than-temporary impairment losses on its investment in corporate debt securities.

During the twelve months ended December 31, 2008, the Company recognized $258,000 of other-than-temporary impairment losses on its investment in the fixed income bond fund and $137,000 of realized losses on a sale of corporate debt securities.

The maturity schedule of all available-for-sale debt securities and held to maturity investments along with amortized cost and estimated fair value as of December 31, 2009 is as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$2,629	$2,484
Due after one year through seven years	321	331

	$2,950	$2,815

7. Capitalized Customer Acquisition Costs, Net

A summary of the capitalized customer acquisition costs, net is as follows as of December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)
Capitalized signing bonuses	$119,560	$117,776
Less accumulated amortization	(63,299)	(55,307)

	56,261	62,469

Capitalized customer deferred acquisition costs	39,230	37,010
Less accumulated amortization	(23,453)	(21,742)

	15,777	15,268

	$72,038	$77,737

A summary of the activity in capitalized customer acquisition costs, net for the three years ended December 31, 2009, 2008 and 2007 was as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Balance at beginning of period	$77,737	$70,498	$56,705
Plus additions to:
Capitalized signing bonuses, net	34,690	45,454	44,700
Capitalized customer deferred acquisition costs	16,449	15,517	14,284

	51,139	60,971	58,984

Less amortization expense on:
Capitalized signing bonuses, net	(40,897)	(38,749)	(31,449)
Capitalized customer deferred acquisition costs	(15,941)	(14,983)	(13,742)

	(56,838)	(53,732)	(45,191)

Balance at end of period	$72,038	$77,737	$70,498

Net signing bonus adjustments from estimated amounts to actual were $(1.5) million, $1.7 million and $1.1 million, respectively, for the three years ended December 31, 2009, 2008 and 2007. Net signing bonus adjustments are netted against additions in the table above. Positive signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year exceeds the estimated gross margin for that year, resulting in the underpayment of the up-front signing bonus and would be paid to the relevant salesperson. Negative signing bonus adjustments result from the prior overpayment of signing bonuses and would be recovered from the relevant salesperson.

Fully amortized signing bonuses of $32.9 million, $25.9 million and $22.8 million, respectively, were written off during the three years ended December 31, 2009, 2008 and 2007. In addition, fully amortized customer deferred acquisition costs of $14.2 million, $13.9 million and $11.8 million, respectively, were written off during the three years ended December 31, 2009, 2008 and 2007.

The Company believes that no impairment has occurred in its capitalized customer acquisition costs as of December 31, 2009 and 2008.

8. Property and Equipment, Net

A summary of property and equipment, net as of December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008
	(In thousands)
Computer hardware and software	$71,689	$48,613
Building	48,417	33,023
Leasehold improvements	4,605	4,519
Furniture, fixtures and equipment	11,040	8,725
Land	5,605	5,194

	141,356	100,074
Less accumulated depreciation	(41,367)	(24,631)

	$99,989	$75,443

Depreciation expense for the three years ended December 31, 2009, 2008 and 2007 was $16.8 million, $11.7 million and $8.6 million, respectively.

Included in property and equipment at December 31, 2009 and 2008 was $12.9 million and $12.6 million, respectively, representing the cost of assets not yet placed in service, including $5.1 million and $8.5 million, respectively, at December 31, 2009 and 2008 for the cost of the Company’s Jeffersonville, Indiana service center. During the years ended December 31, 2009 and 2008, $22.3 million and $9.3 million, respectively, of capitalized costs were placed in service for the new service center. During the years ended December 31, 2009 and 2008, the amounts of other capitalized projects placed in service were $8.7 million and $3.9 million, respectively.

9. Intangible Assets and Goodwill

On July 31, 2009, the Company purchased for $3.2 million the existing Discover merchant portfolio, which the Company was already processing. This purchase related to the Company’s 2008 agreement with DFS Services, LLC, which enables the Company to offer bankcard merchants a streamlined process that enables them to accept Discover Network cards on the Company’s processing platform. This asset is being amortized for the next 79 months in proportion to estimated future cash flows.

During 2008, the acquisitions of CPOS, Network Services and Chockstone resulted in an increase of $38.6 million in gross intangible assets and $53.0 million in goodwill, of which Network Services accounted for $34.4 million and 43.7 million, respectively. See Note 4 for more information on these acquisitions which closed in 2008.

Intangible Assets

Intangible assets consisted of the following as of December 31, 2009 and 2008:

	December 31, 2009
	Gross Assets	Accumulated Amortization	Net Assets	Amortization Life and Method
	(In thousands)
Finite Lived Assets:
Customer relationships	$28,663	$2,471	$26,192	3 to 18 years—proportional cash flow
Merchant Portfolio	3,237	386	2,851	7 years—proportional cash flow
Software	9,154	4,330	4,824	3 to 5 years—straight line
Non-compete agreements	994	490	504	3 to 5 years—straight line
Other	512	246	266	2 to 4 years—straight line

	$42,560	$7,923	$34,637

	December 31, 2008
	Gross Assets	Accumulated Amortization	Net Assets	Amortization Life and Method
	(In thousands)
Finite Lived Assets:
Customer relationships	$28,749	$1,024	$27,725	3 to 18 years—proportional cash flow
Software	9,154	1,503	7,651	3 to 5 years—straight line
Non-compete agreements	994	211	783	3 to 5 years—straight line
Other	326	32	294	3 to 5 years—straight line

	$39,223	$2,770	$36,453

Amortization expense related to the intangible assets was $5.0 million, $2.7 million and $72,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The estimated amortization expense related to intangible assets for the next five years is as follows:

For the Years Ending December 31,	(In thousands)
2010	4,496
2011	2,449
2012	1,304
2013	971
2014	598
Thereafter	24,819

34,637

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008

	(In thousands)
Beginning balance	$58,456	$5,489
Goodwill acquired during the period	—	55,032
Effects of foreign currency translation	1,292	(1,807)
Other, primarily adjustments to allocations of purchase price (a)	1,214	(258)

Ending balance	$60,962	$58,456

(a)	Also contains estimated contingent 2009 earnout payment due to the former shareholders of Chockstone of $1.4 million.

10. Merchant Deposits and Loss Reserves

The Company’s merchants have the liability for any charges properly reversed by the cardholder through a mechanism known as a chargeback. If the merchant is unable to pay this amount, the Company will be liable to the Visa and MasterCard networks for the reversed charges. The Company has determined that the fair value of its obligation to stand ready to perform is minimal. The Company requires personal guarantees, merchant deposits and letters of credit from certain merchants to minimize its obligation. Merchant deposits also include deposits representing debit processing and check processing funds in transit. Prior to 2009, the debit processing funds in transit were netted against receivables. As of December 31, 2009 and December 31, 2008, the Company held merchant deposits totaling $25.9 million and $15.8 million, respectively, and letters of credit totaling $463,000 and $513,000, respectively.

The Visa and MasterCard networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company’s SME merchant transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company’s exposure to chargebacks is the last four months’ processing volume on the SME portfolio, which was $18.8 billion and $18.7 billion for the four months ended December 31, 2009 and December 31, 2008, respectively. However, for the four months ended December 31, 2009 and December 31, 2008, the Company was presented with $11.1 million and $10.2 million, respectively, in chargebacks by issuing banks. In the years ended December 31, 2009 and December 31, 2008, the Company incurred merchant credit losses of $5.9 million and $5.1 million, respectively, on total SME Visa and MasterCard dollar volumes processed of $57.9 billion and $57.9 billion, respectively. These credit losses are included in processing and servicing costs in the Company’s consolidated statements of income.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company’s SME merchants. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its consolidated balance sheets, amounting to $1,336,000 on December 31, 2009 and $1,097,000 on December 31, 2008. This reserve is determined by performing an analysis of the Company’s historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the three years ended December 31, 2009, 2008 and 2007 was as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Beginning balance	$1,097	$663	$475
Additions to reserve	6,272	5,693	3,035
Charges against reserve (a)	(6,033)	(5,259)	(2,847)

Ending balance	$1,336	$1,097	$663

(a)	Included in these amounts are payroll segment losses for the years ended December 31, 2009, 2008 and 2007 of $179,000, $134,000 and $49,000, respectively.

Chargebacks originating from large national merchant bankcard processing are processed and carried by Fifth Third Processing Solutions Bank, which is our third-party outsourced processor for settling large national merchant accounts.

11. Credit Facility

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

The Amended and Restated Credit Agreement also provides for a term credit facility in the aggregate amount of up to $25 million (the “Term Credit Facility”). The Term Credit Facility requires amortizing payments in the amount of $2,083,333 on the last business day of each fiscal quarter commencing March 31, 2009. All principal and interest not previously paid on the Term Credit Facility will mature and be due and payable on December 31, 2011. Amounts borrowed and repaid under the Term Credit Facility may not be re-borrowed. Principal payments due under the Term Credit Facility as of December 31, 2009 were as follows:

Twelve Months Ended December 31,	(In thousands)
2010	$8,333
2011	8,334

$16,667

The Amended and Restated Credit Agreement contains covenants, which include the maintenance of certain leverage and fixed charge coverage ratios, limitations on the Company’s indebtedness, liens on its properties and assets, investments in, and loans to, other business units, the Company’s ability to enter into business combinations and asset sales, and certain other financial and non-financial covenants. The Company was in compliance with these covenants as of December 31, 2009.

Under the terms of the Amended and Restated Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or nine month adjusted LIBOR rates or equal to the greater of prime and the federal funds rate plus 0.50%, in each case plus a margin determined by the Company’s current leverage ratio.

On May 30, 2008, the Company borrowed $50 million under the Revolving Credit Facility and $25 million under the Term Credit Facility. All of the proceeds of both such borrowings were applied to finance and pay expenses related to the acquisition of certain assets from ADS Alliance Data Systems, Inc., as described in more detail in Note 4. At December 31, 2009, there was $50 million outstanding under the Revolving Credit Facility and $16.7 million outstanding under the Term Credit Facility. The weighted average interest rate at December 31, 2009 was 3.06%. Total fees and direct costs paid for the Amended and Restated Credit Agreement through December 31, 2009 were $514,000. These costs are being amortized to interest expense over the life of the Amended and Restated Credit Agreement.

A condition of the January 7, 2010 Settlement Agreement with Visa was for the Company to obtain a loan of at least $53.0 million from the KeyBank and Heartland Bank, the proceeds of which to be used by the Company to fund the settlement amount. See Note 3. Processing System Intrusion for more detail.

On February 18, 2010, the Company entered into a bridge loan agreement (the “Bridge Loan Agreement”) with KeyBank, as administrative agent, and KeyBank and Heartland Bank as bridge lenders. On that date, KeyBank made a bridge loan to the Company in the amount of $20.0 million and Heartland Bank made a bridge loan in the amount of $8.0 million (collectively, the “Bridge Loan”), which are the maximum amounts that the Company may borrow under the Bridge Loan Agreement. The Company must repay the Bridge Loan by February 17, 2011.

On February 18, 2010, the Company also entered into an amendment (the “Amendment”) to its Amended and Restated Credit Agreement dated as of May 30, 2008, with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. The Amendment provided for, among other things, a release of the lender’s lien on the Service Center and certain other assets relating to the ownership and occupancy of the Service Center.

On February 18, 2010, the Company also entered into a Commitment Increase Agreement pursuant to the Amended and Restated Credit Agreement (the “Commitment Increase Agreement”) whereby KeyBank as one of the lenders under the Amended and Restated Credit Agreement agreed to increase its revolving credit commitment to us under the Amended and Restated Credit Agreement by $25.0 million (the “Increased Credit Commitment”). The terms of the Increased Credit Commitment are similar to the terms of the Revolving Credit Facility.

The proceeds of the Bridge Loan and the Increased Credit Commitment were used to fund the Settlement with Visa. The Settlement Agreement was consummated on February 18, 2010.

12. Accrued Buyout Liability

A summary of the accrued buyout liability is as follows as of December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)
Vested Relationship Managers and sales managers	$41,157	$39,879
Unvested Relationship Managers and sales managers	1,729	1,161

	42,886	41,040
Less current portion	(9,306)	(10,547)

Long-term portion of accrued buyout liability	$33,580	$30,493

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.3 million and $0.2 million respectively, at December 31, 2009 and 2008.

A summary of the activity in the accrued buyout liability for the three years ended December 31, 2009, 2008 and 2007 is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Beginning balance	$41,040	$37,773	$33,293
Increase in settlement obligation, net	9,973	10,306	13,286
Buyouts	(8,127)	(7,039)	(8,806)

Ending balance	$42,886	$41,040	$37,773

The increase in settlement obligation is due to new SME merchant account signings, as adjusted for changes in same-store sales growth, changes in gross margin for existing merchant relationships, and as reduced by the impact of SME merchant attrition.

13. Stockholders’ Equity

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

On May 3, 2007, the Company’s Board of Directors eliminated the restriction in the August 1, 2006 repurchase authorization which required the Company to use only proceeds from the exercise of stock options for repurchases, and increased the total authorized number of shares to be repurchased to 2,000,000. Management intends to use these authorizations to repurchase shares opportunistically as a means of offsetting dilution from shares issued upon the exercise of options under employee benefit plans, and to use cash to take advantage of declines in the Company’s stock price. Management has no obligation to repurchase shares under the authorization, and the specific timing and amount of the stock repurchase will vary based on market conditions, securities law limitations and other factors.

Under these authorizations, the Company repurchased an aggregate of 2,924,684 shares of its common stock as of December 31, 2009 at a cost of $65.1 million, or an average cost of $22.25 per share.

During the years ended December 31, 2009, 2008 and 2007, the Company repurchased 350,400 shares, 781,584 shares and 731,500, respectively, of its common stock at average per share costs of $9.14, $23.02 and $25.78. At December 31, 2009, the Company has remaining authorization to repurchase up to 175,316 additional shares of its common stock.

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

Dividends on Common Stock. During the years ended 2009, 2008 and 2007, the Company’s Board of Directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share

Twelve Months Ended December 31, 2007:
February 12, 2007	February 23, 2007	March 15, 2007	$0.05
May 3, 2007	May 25, 2007	June 15, 2007	$0.05
July 30, 2007	August 24, 2007	September 15, 2007	$0.075
October 31, 2007	November 23, 2007	December 15, 2007	$0.075

Twelve Months Ended December 31, 2008:
February 13, 2008	February 28, 2008	March 15, 2008	$0.09
April 30, 2008	May 23, 2008	June 15, 2008	$0.09
August 5, 2008	August 22, 2008	September 15, 2008	$0.09
November 4, 2008	November 24, 2008	December 15, 2008	$0.09

Twelve Months Ended December 31, 2009:
February 20, 2009	March 9, 2009	March 16, 2009	$0.025
May 7, 2009	May 25, 2009	June 15, 2009	$0.01
August 3, 2009	August 25, 2009	September 15, 2009	$0.01
November 3, 2009	November 23, 2009	December 15, 2009	$0.01

On February 18, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per share of common stock, payable on March 15, 2010 to stockholders of record as of March 5, 2010.

Public Offerings. On September 21, 2007, the Company closed a public offering of 6,348,767 shares of its common stock. The offering price was set at $26.34 per share, the closing price of the Company’s common stock on the New York Stock Exchange on September 17, 2007.

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

14. Income Taxes

The provision (benefit) for income taxes for the three years ended December 31, 2009, 2008 and 2007 consists of the following:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Current
Federal	$(8,508)	$19,214	$18,471
State	522	2,447	1,746
Foreign	237	248	—
Deferred
Federal	(19,024)	3,919	972
State	(3,040)	277	101
Foreign	(106)	(187)	—

Total provision for (benefit from) income taxes	$(29,919)	$25,918	$21,290

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
United States	$(81,996)	$67,623	$57,160
Foreign	347	135	—

Total income (loss) before income taxes	$(81,649)	$67,758	$57,160

The differences in federal income taxes provided (benefited) and the amounts determined by applying the federal statutory tax rate of 35% to income (loss) before income taxes for the three years ended December 31, 2009, 2008 and 2007 are:

	Year Ended December 31,
	2009		2008		2007
	%	Amount	%	Amount	%	Amount
	(In thousands)		(In thousands)		(In thousands)
U.S. federal income tax at statutory rate	35.00%	$(28,577)	35.00%	$23,715	35.00%	$20,006
U.S. state and local income taxes, net	1.94%	(1,588)	2.61%	1,767	2.07%	1,185
Foreign income taxes	(0.01)%	4	0.02%	14	—	—
Change in tax rate	—	—	—	—	0.03%	15
Nondeductible expenses	(0.18)%	143	0.16%	108	0.15%	84
Valuation Allowance	(0.20)%	166	—	—	—	—
Other	0.09%	(67)	0.47%	314	—	—

Provision for (benefit from) income taxes	36.64%	$(29,919)	38.26%	$25,918	37.25%	$21,290

The Company has recorded income tax expense (benefit) at U.S. tax rates on all taxable income (loss), except undistributed earnings of CPOS, its non-U.S. subsidiary. The Company intends to indefinitely reinvest undistributed earnings of CPOS. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not material.

In fiscal 2009 the Company recognized a one-time tax benefit of $18 million related to a change in the tax treatment of its accrued buyout liabilities. Absent this change, the Company’s effective tax rate for fiscal 2009 would have been 37.6%. The Company’s deferred tax asset for merchant contract costs was reduced for this change.

The Company recognized a $0.8 million reserve for unrecognized tax benefits related to its uncertain tax positions as a liability on its consolidated balance sheet, increased deferred tax assets by $0.3 million and recorded a cumulative effect adjustment to Retained Earnings of $0.5 million on January 1, 2007. The Company had approximately $1.4 million and $1.7 million of total gross unrecognized tax benefits of which approximately $1.0 million and $1.3 million as of December 31, 2009 and December 31, 2008 respectively, would impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2009 and 2008 is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Balance at January 1,	$1,732	$1,230	$767
Additions (reductions) based on tax positions related to the current year	—	225	463
Additions (reductions) based on tax positions related to the prior years	(226)	488	—
Reductions for tax positions of prior years	—	(211)	—
Lapse of statute of limitations	(113)	—	—
Settlements	(2)	—	—

Balance at December 31,	$1,391	$1,732	$1,230

The Company recognizes interest related to uncertain tax positions in interest expense and recognizes penalties in general and administrative expense. The Company had accrued interest on uncertain tax positions of approximately $161,000 and $166,000 in accrued expenses and other liabilities and recognized $(10,000) and $118,000 of interest expense as of December 31, 2009 and 2008 respectively. A reversal of accrued interest occurred due to reductions of prior years’ tax positions and a lapse of the statute of limitations. The Company does not expect to be assessed any penalties on its uncertain tax positions.

During the third quarter of 2009, the U.S. Internal Revenue Service completed the Company’s federal income tax audit for the tax years ended December 31, 2004 through December 31, 2006. As a result of the audit, the Company paid a total settlement amount of $15,000. The tax years ended December 31, 2007 and 2008 remain subject to examination by the U.S. Internal Revenue Service and the tax years ended December 31, 2005 through December 31, 2008 remain subject to examination by the Company’s state taxing jurisdictions. Currently, there is limited audit activity by the U.S. state jurisdictions. The Company does not expect that its state liability will significantly increase or decrease during the next 12 months. The Company files tax returns in all states where required, which includes most if not all states that have an income tax.

During 2009 and 2008, the Company recorded current tax assets reflecting excess tax benefits of $0.4 million and $0.7 million, respectively, resulting from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options. The Company realized $0.3 million of those current tax assets as reductions of estimated income tax payments during 2009, and $1.4 million as reductions of estimated tax payments during 2008. The Company classified the $0.4 million and $0.7 million of excess tax benefits for 2009 and 2008, respectively, as cash inflows from financing activities and cash outflows from operating activities in its Consolidated Statement of Cash Flows.

The Company has recorded a current tax asset of $16.3 million that is expected to be realized by recapturing taxes paid in previous years and recovering estimated tax payments made in 2009 due to the current net operating loss and its carry-back to prior years.

The net deferred tax asset was comprised of the following at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Merchant contract costs	$10,546	$28,536
Loss reserve and accounts receivable allowance	635	550
Share-based compensation	3,235	1,502
FIN No. 48 deferred tax reserve-state tax	458	502
Intangibles	778	—
Unearned Rent	161	659
Reserve for processing system intrusion	38,869	—
State net operating loss carry-forwards	965	—
Other	1,216	394

Deferred tax assets	56,863	32,143
Valuation Allowance	(166)	—

Net Deferred tax Assets	56,697	32,143

Deferred tax liabilities:
Capitalized signing bonus	21,325	24,365
Software development	6,509	4,495
Property and equipment	4,226	2,396
Intangible assets	—	77
Goodwill	2,228	919
Deferred state tax liability	1,097	—

Deferred tax liabilities	35,385	32,252

Net deferred tax assets (liabilities)	21,312	(109)
Less current portion	42,760	(6,723)

Net deferred tax assets (liabilities) – non-current portion	$(21,448)	$(6,832)

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. A valuation allowance has been recorded to fully reduce the tax benefit of a capital loss carry-forward that is not expected to be realized before it expires in 2014. A valuation allowance has not been recorded to reduce the tax benefit of the state net operating loss carry-forwards of $24.7 million or other net deferred tax assets as management believes that the Company will attain sufficient future taxable income within the carry-forward periods to fully recover these taxes. If not used, the state net operating loss carry-forwards will begin to expire in 2014.

15. Stock Incentive Plan

As described below, the Company maintained three share-based plans for its employees.

On January 1, 2006, the Company began recognizing compensation expense in its income statement for its share-based plans. Amounts the Company recognized in its consolidated financial statements for the years ended December 31, 2009, 2008 and 2007 with respect to these share-based plans were as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Compensation expense recognized on share-based plans before income tax benefit	$4,526	$1,517	$1,747
Related income tax benefit recognized in the income statement	1,723	572	651
Cash received from stock option exercises	1,045	3,075	9,955
Excess tax benefit recorded for tax deductions resulting from the exercise of stock options	384	710	7,623
Tax benefit realized as reductions of estimated tax payments during the period	250	1,400	23,232

The Company estimates the grant date fair value of the stock options it issues using a Black-Scholes valuation model for “plain-vanilla” stock options and performance-based stock options, and we use a lattice valuation model to measure grant date fair value for stock options containing market vesting conditions. The Company’s assumption for expected volatility is based on its historical volatility for those option grants whose expected life fall within a period it has sufficient historical volatility data related to market trading of its own Common Stock. For those option grants whose expected life is longer than the Company has sufficient historical volatility data related to market trading of its own Common Stock, it determines an expected volatility assumption by referencing the average volatility experienced by a group of its public company peers. The Company estimates the expected life of a stock option based on the simplified method for “plain-vanilla” stock options as provided by the staff of the SEC. The simplified method is used because, at this point, the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns. For the performance-based options, the expected life is estimated based on the average of three possible performance condition outcomes. The Company’s dividend yield assumption is based on actual dividends expected to be paid over the expected life of the stock option. The risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option. The weighted-average fair value of options granted during the years ended December 31, 2009, 2008 and 2007 were $3.12, $6.11 and $7.64, respectively. The fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was estimated at the grant date using the following weighted average assumptions:

	Year Ended December 31,
	2009	2008	2007
Expected volatility	48%	35%	31%
Expected life	3.75 to 4.0 years	2.5 to 4.0 years	2.5 to 3.75 years
Expected dividends	0.47%	1.36%	0.90%
Risk-free interest rate	1.76%	2.98%	4.29%

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

As of December 31, 2008, management believed that achieving these performance conditions was not “more likely than not” to occur; therefore, no share-based compensation expense was recorded for these stock options in 2008. As of December 31, 2009, management continues to believe that achieving these performance conditions is not “more likely than not” to occur; therefore, no share based compensation expense has been recorded for these stock options in 2009. The evaluation of the likelihood of achieving these performance conditions will be repeated quarterly, and at such point that vesting of some or all of the options becomes more likely than not, share-based compensation expense will be recorded.

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

At December 31, 2009, there was a total of $8.6 million of unrecognized compensation expense related to unvested stock options and restricted share units. This expense is expected to be recognized over a weighted average period of 3.1 years.

2008 Equity Incentive Plan. In May 2008, the Company approved the 2008 Equity Incentive Plan to replace the Amended and Restated 2000 Equity Incentive Plan. The maximum number of share awards which may be granted during the term of the 2008 Equity Incentive Plan is 7,500,000, of which 2,656,175 stock options and 362,360 restricted share units were granted during 2009, and 2,754,922 stock options were granted during 2008. Included in the stock options granted in 2009 are 930,000 stock options which would vest in accordance with multiple vesting provisions including four-year continuous service and market price conditions, while 1,696,175 stock options vest over four years and 30,000 stock options vested immediately. The 362,360 restricted share units granted during 2009 vest over four years. Included in the stock options granted in 2008 are 2,538,000 which would vest in accordance with performance based measures, while 174,000 stock options vest over four years and 42,922 stock options vested immediately. At December 31, 2009, there were 5,575,207 stock options and restricted share units outstanding under the 2008 Equity Incentive Plan, and 1,058,781 shares of the 7,500,000 authorized shares of common stock reserved for issuance under the 2008 Equity Incentive Plan remain available for future grant.

The stock options and restricted share units were granted with terms of 5 years and an exercise price equal to the closing market price on the date of grant.

Amended and Restated 2000 Equity Incentive Plan. The Amended and Restated 2000 Equity Incentive Plan (the “2000 Equity Incentive Plan”) was replaced by the 2008 Equity Incentive Plan. No awards were granted under this plan in 2009. During 2008 and 2007, 39,868 and 314,983 stock options were granted, respectively. At December 31, 2009, 2008 and 2007, 169,029, 284,130 and 443,906 options, respectively, were unvested and will vest over a period of one to four years. At December 31, 2009, there were 2,297,217 options outstanding under the 2000 Equity Incentive Plan.

The options were granted with terms of 5 to 10 years and an exercise price equal to or in excess of the estimated fair value at the date of the grant. Since the Company’s common stock began publicly trading on August 11, 2005, option issuances have been at exercise prices equal to the closing market price.

The total intrinsic value of stock options exercised under the 2000 Equity Incentive Plan during 2009, 2008 and 2007 was $1.8 million, $7.2 million and $25.5 million, respectively.

2002 PEPShares Plan. In April 2002, the Company approved its 2002 PEPShares Plan, as amended (the “PEPShares Plan”). The options were exercisable at a price per share equal to the estimated fair value at the date of the grant. The Administrator of the PEPShares Plan determined that no elections to defer compensation earned after December 31, 2004 would be permitted and no amounts were deferred and contributed to the PEPShares Plan from compensation earned after December 31, 2004. Therefore there were no grants in 2009, 2008 or 2007. At December 31, 2008, all unexercised options outstanding under the Company’s 2002 PEPShares Plan terminated in accordance with their contractual term.

Share-Based Plan Activity. During 2009 and 2008, employees exercised 226,852 and 489,955 options, respectively, to acquire the Company’s common stock, generating $1.0 million and $3.1 million of stockholders’ equity from the exercises and $0.4 million and $0.7 million of stockholders’ equity related to tax deductions, which accrued to the Company as employees exercised non-qualified stock options and made disqualifying dispositions of shares acquired through the exercise of incentive stock options. Activity in the 2008 Equity Incentive Plan, the 2000 Equity Incentive Plan and the 2002 PEPShares Plan during 2007, 2008 and 2009 was as follows:

	2008 Equity Incentive Plan		2000 Equity Incentive Plan		2002 PEPShares Plan
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Options Outstanding at January 1, 2007	—	$—	4,149,939	$8.66	40,095	$6.25
Issued	—	$—	314,983	$28.05	—	$—
Exercised	—	$—	(1,287,905)	$7.76	(3,346)	$6.25
Forfeited/cancelled	—	$—	(84,856)	$17.01	(15,996)	$6.25

Outstanding at December 31, 2007	—	$—	3,092,161	$11.97	20,753	$6.25

Options exercisable at December 31, 2007	—	$—	2,651,455	$9.69	20,753	$6.25

Issued	2,754,922	$21.79	39,868	$21.89	—	$—
Exercised	—	$—	(476,104)	$6.96	(13,851)	$6.25
Forfeited/cancelled	(46,400)	$21.88	(56,274)	$24.44	(6,902)	$6.25

Outstanding at December 31, 2008	2,708,522	$21.79	2,599,651	$12.78	—	$—

Options exercisable at December 31, 2008	42,922	$19.98	2,315,521	$11.03	—	$—

Issued	3,018,535	$9.19	—	$—	—	$—
Exercised	—	$—	(226,852)	$6.66	—	$—
Forfeited/cancelled	(151,850)	$20.75	(75,582)	$12.12	—	$—

Outstanding at December 31, 2009	5,575,207	$14.99	2,297,217	$13.40	—	$—

Options exercisable at December 31, 2009	114,372	$17.97	2,128,188	$12.31	—	$—

Stock options and restricted share units issued under the 2008 Equity Incentive Plan and the 2000 Equity Incentive Plan, which were outstanding at December 31, 2009, totaled 7,872,424 and had a weighted-average remaining contractual life of 3.6 years, a weighted average exercise price of $14.53, and total intrinsic value of $20.9 million. Stock options and restricted share units issued under the 2008 Equity Incentive Plan and the 2000 Equity Incentive Plan, which were exercisable at December 31, 2009, totaled 2,242,560 and had a weighted-average remaining contractual life of 2.5 years, a weighted average exercise price of $12.60, and total intrinsic value of $9.1 million. We have historically issued new shares to satisfy the exercise of options. Options and restricted share units outstanding and exercisable at December 31, 2009 are summarized by exercise price below:

	Outstanding Options			Exercisable Options
Exercise price per share	2008 Equity Incentive Plan	2000 Equity Incentive Plan	Total	2008 Equity Incentive Plan	2000 Equity Incentive Plan	Total
$3.00 to $5.00	—	607,026	607,026	—	607,026	607,026
$6.25 to $7.50	—	201,944	201,944	—	201,944	201,944
$8.88 to $11.00	2,726,300	734,638	3,460,938	—	734,638	734,638
$12.16 to $26.50	2,848,907	438,798	3,287,705	114,372	336,069	450,441
$26.66 to $31.66	—	314,811	314,811	—	248,511	248,511

	5,575,207	2,297,217	7,872,424	114,372	2,128,188	2,242,560

The table below summarizes options and restricted share units outstanding under the 2008 Equity Incentive Plan and the 2000 Equity Incentive Plan at December 31, 2009 by their weighted average remaining contractual term:

	2008 Equity Incentive Plan		2000 Equity Incentive Plan
Exercise price per share	Options Outstanding	Average Remaining Contractual Term	Options Outstanding	Average Remaining Contractual Term
$3.00 to $5.00	—	—	607,026	2.3 years
$6.25 to $7.50	—	—	201,944	3.8 years
$8.88 to $11.00	2,726,300	4.4 years	734,638	2.9 years
$12.16 to $26.50	2,848,907	3.7 years	438,798	1.7 years
$26.66 to $31.66	—	—	314,811	1.7 years

	5,575,207	4.0 years	2,297,217	2.4 years

16. Fair Value of Financial Instruments

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

17. Employee Benefit Plan

The Company offers a defined contribution plan to all employees. Company contributions are generally based upon fixed amounts of eligible compensation and the Company contributed approximately $1.5 million, $1.4 million and $0.5 million to the Plan for the years ended December 31, 2009, 2008 and 2007, respectively.

18. Commitments and Contingencies

Litigation—The Company is involved in certain legal proceedings and claims, which arise in the ordinary course of business. In the opinion of the Company, based on consultations with outside counsel, the results of any of these ordinary course matters, individually and in the aggregate, are not expected to have a material effect on its results of operations, financial condition or cash flows.

The Company is also subject to lawsuits, claims, and investigations which are the result of the Processing System Intrusion. See Contingencies below and Note 3 for a description of the Processing System Intrusion.

Contingencies— The Company collects and stores sensitive data about its merchant customers and bankcard holders. If the Company’s network security is breached or sensitive merchant or cardholder data is misappropriated, the Company could be exposed to assessments, fines or litigation costs.

On January 20, 2009, the Company publicly announced the discovery of a criminal breach of its payment systems environment (the “Processing System Intrusion”). The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by the Company during the transaction authorization process. See Note 3. Processing System Intrusion for further detail and information regarding the Processing System Intrusion and the settlement and payment of a claim.

Leases—The Company leases various office spaces and certain equipment under operating leases with remaining terms ranging up to eight years. The majority of the office space lease agreements contain renewal options and generally require the Company to pay certain operating expenses.

Future minimum lease commitments under non-cancelable leases as of December 31, 2009 are as follows:

	(In thousands)
Twelve Months Ended December 31,	Capital Leases	Operating Leases
2010	$233	$5,919
2011	89	4,051
2012	—	3,532
2013	—	2,245
2014	—	1,830
Thereafter	—	3,946

Total Minimum Payments	322	$21,523

Interest Amount	(22)

Present Value of Minimum Payments	$300

Rent expense for leased property was $3.1 million, $3.2 million and $2.2 million, respectively, for the years ended December 31, 2009, 2008 and 2007.

Commitments—Certain officers of the Company have entered into an employee confidential information and non-competition agreement under which they are entitled to severance pay equal to their base salary and medical benefits for 12 months and a pro-rated bonus in the event they are terminated by the Company other than for cause. There were no payouts under these agreements in 2009.

The following table reflects the Company’s other significant contractual obligations, including leases from above, as of December 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$16,031	$11,787	$3,687	$557	$—
Telecommunications providers	4,352	3,906	446	—	—
Office and equipment leases	21,523	5,919	7,584	4,074	3,946
Term Credit Facility (b)	16,667	8,334	8,333	—	—
Construction and equipment (c)	758	758	—	—	—
Capital lease obligations	322	233	89	—	—

	$59,653	$30,937	$20,139	$4,631	$3,946

(a)	The Company has agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. Our agreements with third-party processors require the Company to submit a minimum monthly number of transactions or volume for processing. If the Company submits a number of transactions or volume that is lower than the minimum, it is required to pay the third-party processors the fees that they would have received if the Company had submitted the required minimum number or volume of transactions.
(b)	Interest rates on the Term Credit Facility are variable. If interest rates were to remain at the December 31, 2009 level, the Company would make interest payments of $440,000 in the next 1 year and $169,000 in the next 1 to 3 years, or a total of $609,000. In addition, the Company has $50 million outstanding under our Revolving Credit Facility at December 31, 2009. The Revolving Credit Facility is available on a revolving basis commencing on May 30, 2008 and ending on September 4, 2012.
(c)	These amounts relate to contractual commitments we have for constructing our new service center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with the development of this site. Through December 31, 2009, we have spent approximately $66.8 million of our cash on our new service center, including $1.7 million to acquire land.

19. Segments

The determination of the Company’s business segments is based on how the Company monitors and manages the performance of its operations. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

The Company has two reportable segments, as follows: (1) Card, which provides payment processing and related services for bankcard transactions; and (2) Other. The Card segment includes CPOS, our Canadian payments processing subsidiary, since March 2008, and Network Services since May 2008. Goodwill and intangible assets resulting from the acquisitions of CPOS and Network Services are reported in the Card segment. At December 31, 2009, goodwill related to CPOS and Network Services was $52.5 million. The Other segment includes Payroll, which provides payroll and related tax filing services, and PrepaidCard, which provides prepaid card, stored-value card and loyalty card solutions. The PrepaidCard operating segment includes Debitek, General Meters and Chockstone since its November 2008 acquisition. Neither the Payroll operating segment nor the PrepaidCard operating segment meet the defined thresholds for determining individually reportable segments. Goodwill and intangible assets resulting from the acquisition of Debitek, General Meters and Chockstone are reported in the Other segment. At December 31, 2009, goodwill related to Debitek, General Meters and Chockstone was $8.4 million.

The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources and corporate services. At December 31, 2009, 2008 and 2007, 52%, 43% and 57% respectively, of the Other segment’s total assets were funds that the Company holds as a fiduciary in its Payroll services activities for payment to taxing authorities. Reconciling items include eliminations of intercompany investments and receivables.

A summary of the Company’s segments for the three years ended December 31, 2009, 2008 and 2007 are as follows:

	Card Segment	Other Segment	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Year Ended December 31, 2009
Total revenue	$1,620,559	$31,776	$—	$(196)	$1,652,139
Depreciation and amortization	19,045	2,077	748	—	21,870
Interest income	117	—	—	—	117
Interest expense	2,839	40	—	(181)	2,698
Net income (loss) attributable to Heartland	(24,762)	(138)	(26,896)	—	(51,796)
Total assets	658,292	56,860	—	(152,946)	562,206

Year Ended December 31, 2008
Total revenue	$1,520,550	$24,482	$—	$(130)	$1,544,902
Depreciation and amortization	12,656	1,245	522	—	14,423
Interest income	755	—	—	—	755
Interest expense	3,314	6	—	(114)	3,206
Net income (loss) attributable to Heartland	60,151	125	(18,436)	—	41,840
Total assets	534,989	51,468	—	(122,838)	463,619

Year Ended December 31, 2007
Total revenue	$1,297,026	$17,103	$—	$(283)	$1,313,846
Depreciation and amortization	7,587	483	546	—	8,616
Interest income	1,934	—	—	—	1,934
Interest expense	785	—	—	—	785
Net income (loss) attributable to Heartland	49,106	833	(14,069)	—	35,870
Total assets	302,165	42,712	—	(15,688)	329,189

20. Earnings Per Share

The Company presents earnings per share data following the established standards for the computation and presentation of basic and diluted earnings per share data. Under these standards, the dilutive effect of stock options is excluded from the calculation of basic earnings per share but included in diluted earnings per share except in periods of net loss where inclusion would be anti-dilutive. The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share)
Basic:
Net income (loss) attributable to Heartland	$(51,796)	$41,840	$35,870

Weighted average common stock outstanding	37,483	37,521	37,686

Earnings per share	$(1.38)	$1.12	$0.95

Diluted:
Net income (loss) attributable to Heartland	$(51,796)	$41,840	$35,870

Basic weighted average common stock outstanding	37,483	37,521	37,686
Effect of dilutive instruments:
Stock options and restricted share units	545	1,177	2,294

Diluted weighted average shares outstanding	38,028	38,698	39,980

Earnings (loss) per share (a)	$(1.38)	$1.08	$0.90

(a)	Due to the net loss in the 2009 period, calculating Diluted Earnings Per Share using diluted weighted average shares would be anti-dilutive. Therefore, weighted average common stock outstanding was used to calculate Diluted Earnings Per Share for the 2009 period.

21. Quarterly Consolidated Results of Operations (Unaudited)

The Company’s unaudited quarterly results of operations for the years ended December 31, 2009 and 2008 were as follows:

	For the Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(In thousands, except per share)
Total revenues	$372,172	$417,373	$442,568	$420,026
Costs of services	338,017	377,318	400,095	382,608
General and administrative expenses	25,033	24,430	27,784	26,907
Total expenses	363,050	401,748	427,879	409,515
Income from operations	9,122	15,625	14,689	10,511
Net income (loss) attributable to Heartland	(2,455)	(2,615)	(37,096)	(9,630)
Earnings per share	$(0.07)	$(0.07)	$(0.99)	$(0.26)

	For the Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(In thousands, except per share)
Total revenues	$339,619	$394,554	$424,800	$385,929
Costs of services	309,596	358,736	381,007	350,489
General and administrative expenses	15,481	16,747	20,689	21,517
Total expenses	325,077	375,483	401,696	372,006
Income from operations	14,542	19,071	23,104	13,923
Net income (loss) attributable to Heartland	8,977	11,469	13,413	7,981
Diluted earnings per share	$0.23	$0.30	$0.35	$0.21

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of December 31, 2009. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of December 31, 2009, management believes that the Company’s internal control over financial reporting is effective based on this assessment and those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is presented in the Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

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

The information required to be included in Item 10 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required to be included in Item 11 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be included in Item 12 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be included in Item 13 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be included in Item 14 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

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

10.16	First Amendment to Office Building Lease, dated September 30, 1998, between Heartland Card Services, L.L.C. and Hall Stonebriar Center I Associates, Ltd. (Incorporated by reference to Exhibit 10.16 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.17	Second Amendment to Office Lease Agreement, dated July 25, 2000, between Heartland Card Services, L.L.C. and Hall Stonebriar Center I Associates, Ltd. (Incorporated by reference to Exhibit 10.17 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.18	Third Amendment to Office Building Lease, dated October 4, 2002, between Heartland Card Services, L.L.C. and Hall Stonebriar Center I Associates, Ltd. (Incorporated by reference to Exhibit 10.18 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.19	Lease Agreement dated September 2004, between Heartland Payment Systems, Inc. and Bank of America, N.A. for 90 Nassau Street, Princeton, New Jersey 08542 (Incorporated by reference to Exhibit 10.19 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.20	First Amendment to Lease Agreement, dated March 17, 2005, between Heartland Payment Systems, Inc. and First State Investors 5200, LLC for 90 Nassau Street, Princeton, New Jersey 08542 (Incorporated by reference to Exhibit 10.20 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.21**	Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.21 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.22**	Form of Employee Incentive Stock Option Agreement Under 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.22 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.23**	Heartland Payment Systems, Inc. 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.23 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.24**	Amendment to Heartland Payment Systems, Inc. 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.24 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.25**	Form of Stock Option Agreement Under 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.25 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.26	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.26 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.27	Third Amendment to the Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated May 26, 2005 between Heartland Payment Systems, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.28 of the Registrant’s Amendment No. 1 to Form 10-12G/A, File No. 000-51265, filed on June 22, 2005) (Incorporated by reference to Exhibit 10.27 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.28**	Heartland Payment Systems, Inc. Second Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.29	Merchant Portfolio Purchase Agreement dated September 22, 2005 between Heartland Payment Systems, Inc. and Certegy Payment Systems, Inc. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 (File No. 001-32594)).

10.30**	Letter Agreement dated February 22, 2006 between Robert O. Carr and Thomas Sheridan. (Incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).

10.31**	Option Agreement dated July 31, 2003 between Robert O. Carr and Greenhill Capital Partners, L.P. and its affiliated investment funds, and LLR Equity Partners, L.P. and its affiliated investment fund. (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 14, 2006 (File No. 001-32594)).

10.32**	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.33**	Letter Agreement dated May 8, 2006 between Heartland Payment Systems, Inc. and Michael C. Hammer concerning terms of employment. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.34**	Form of Employee Confidential Information and Noncompetition Agreement entered into by each of Robert O. Carr, Robert H.B. Baldwin, Jr., Brooks L. Terrell and Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.35**	Supplement No. I to Employee Confidential Information and Noncompetition Agreement by and between Robert H.B. Baldwin, Jr. and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.36**	Employee Confidential Information and Noncompetition Agreement entered into December 1, 2004 by and between Thomas M. Sheridan and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.37**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Robert O. Carr with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.37 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.38**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.38 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.39**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Brooks L. Terrell with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.39 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.40	Credit Agreement dated as of September 5, 2007, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 5, 2007).

10.41	American Express Establishment Sales and Servicing Program Agreement dated as of December 20, 2007 between Heartland Payment Systems, Inc. and American Express Travel Related Services Company. (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2008 (File No. 001-32594))

10.42**	Heartland Payment Systems, Inc. 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 001-32594))

10.43	Amended and Restated Credit Agreement dated as of May 30, 2008, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report Amendment No. 3 on Form 10-K/A filed on July 10, 2009).

10.44	Membership Interest and Asset Purchase Agreement dated as of May 2, 2008, by and among Alliance Data Network Services LLC, a Delaware limited liability company, ADS Alliance Data Systems, Inc., a Delaware corporation, Alliance Data Systems Corporation, a Delaware corporation, Heartland Acquisition, LLC, a Delaware limited liability company, and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2008).

10.45**	Form of Employee Incentive Stock Option Agreement Under 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed on November 19, 2008 (File No. 333-155450)).

10.46**	Form of Employee Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 001-32594)).

10.47**	Amendment No. I to Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 11, 2009 entered into by Robert O. Carr with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009).

10.48**	Performance-Based Stock Option Agreement under the 2008 Equity Incentive Plan dated May 11, 2009 between Heartland Payment Systems, Inc. and Robert O. Carr. (Incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009).

10.49**	Performance-Based Stock Option Agreement under the 2008 Equity Incentive Plan dated May 11, 2009 between Heartland Payment Systems, Inc. and Robert O. Carr. (Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009).

10.50	Amendment No. I and Limited Waiver dated August 3, 2009 to the Amended and Restated Credit Agreement dated May 30, 2008, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender, and Issuing Bank. (Incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009).

10.51	Pledge and Security Agreement dated as of August 3, 2009, by and among Heartland Payment Systems, Inc., a Delaware corporation, The Heartland Payroll Company, L.L.C., an Ohio limited liability company, Debitek, Inc., a Delaware corporation, Heartland Acquisition, LLC, a Delaware limited liability company, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders from time to time party to the Credit Agreement. (Incorporated by reference to Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009).

10.52	Amended and Restated Credit Agreement dated as of May 30, 2008, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 4, 2008).

10.53	Settlement Agreement dated as of January 7, 2010, is by and among Visa U.S.A. Inc., a Delaware corporation, Visa International Service Association, a Delaware corporation, and Visa Inc., a Delaware corporation, Heartland Payment Systems, Inc., a Delaware corporation, Keybank National Association, a national bank organized and existing under the laws of the United States, and Heartland Bank, a Missouri banking corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2010).

10.54	Amendment No. 1 dated February 3, 2010 to the Settlement Agreement dated as of January 7, 2010, by and among Visa U.S.A. Inc., a Delaware corporation, Visa International Service Association, a Delaware corporation, and Visa Inc., a Delaware corporation, Heartland Payment Systems, Inc., a Delaware corporation, Keybank National Association, a national bank organized and existing under the laws of the United States, and Heartland Bank, a Missouri banking corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2010).

*10.55	Agreement of Settlement and Release, dated December 17, 2009, by and between Heartland Payment Systems, Inc., a Delaware corporation, and American Express Travel Related Services Company, Inc., a New York Corporation.

10.56	Bridge Loan Agreement dated as of February 18, 2010 among Heartland Payment Systems, Inc., KeyBank National Association, as administrative agent, and KeyBank National Association and Heartland Bank as bridge lenders. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2010).

10.57	Amendment No. 2 and Amended and Restated Credit Agreement and Partial Release of Collateral dated as of February 18, 2010, among Heartland Payment Systems, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2010).

10.58	Commitment Increase Agreement between Heartland Payment Systems, Inc, and KeyBank National Association, and accepted by JPMorgan Chase Bank, N.A. as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 24, 2010).

*21.1	List of Subsidiaries of Registrant

*23.1	Consent of Deloitte & Touche LLP.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 10, 2010

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

By:	/S/ ROBERT O. CARR
Robert O. Carr Chief Executive Officer
(Principal Executive Officer)

By:	/S/ ROBERT H.B. BALDWIN, JR.
Robert H.B. Baldwin, Jr. President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2010.

SIGNATURE	TITLE

/S/ ROBERT O. CARR	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Robert O. Carr

/S/ ROBERT H.B. BALDWIN, JR.	President and Chief Financial Officer (Principal Accounting and Financial Officer)
Robert H.B. Baldwin, Jr.

/S/ MITCHELL L. HOLLIN	Director
Mitchell L. Hollin

/S/ ROBERT H. NIEHAUS	Director
Robert H. Niehaus

/S/ MARC J. OSTRO	Director
Marc J. Ostro

/S/ JONATHAN PALMER	Director
Jonathan Palmer

/S/ GEORGE F. RAYMOND	Director
George F. Raymond

/S/ RICHARD W. VAGUE	Director
Richard W. Vague

EXHIBIT INDEX

Exhibit Number	Description

2.2	Agreement and Plan of Merger dated September 29, 2000 by and among Heartland Payment Systems, Inc., Uhle and Associates, LLC, Martin J. Uhle, Mark K. Strippy and Steven B. Gamary. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.3

Agreement and Plan of Merger dated September 29, 2000 by and between Heartland Payment

Systems, Inc. and Triad LLC. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.4	Agreement and Plan of Merger dated as of December 28, 2000 by and between Heartland Payment Systems, Inc. and Heartland Payment Systems L.L.C. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.5	Agreement of Merger dated as of June 14, 2004 by and between Heartland Payment Systems, Inc. and Credit Card Software Systems, Inc. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

3.1	Amended and Restated Certificate of Incorporation of Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 3.3 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

3.2	Amended and Restated By-Laws of Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2008 (File No. 001-32594)).

4.2	Registration Rights Agreement dated August 2, 2005 (Incorporated by reference to Exhibit 4.2 in the Registrant’s Form 8-A filed on August 4, 2005).

10.1	Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated August 28, 2002 between Heartland Payment Systems, Inc. and KeyBank National Association (Incorporated by reference to Exhibit 10.1 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

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

Exhibit Number	Description

10.10	Lease Agreement, dated August 16, 2003 between Heartland Payment Systems, Inc. and Youngstown Partners, LLC for 1431 Youngstown Shopping Center, Jeffersonville, Indiana 47130 (Incorporated by reference to Exhibit 10.10 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.11	Lease Agreement, dated April 30, 2002 between Heartland Payment Systems, Inc. and Youngstown Partners, L.P. for 1431 1/2 and 1433 Youngstown Shopping Center, Jeffersonville, Indiana 47130 (Incorporated by reference to Exhibit 10.11 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.12	Lease Agreement, dated April 30, 2002 between Heartland Payment Systems, Inc. and Youngstown Partners L.P. for 1437 and 1443 Youngstown Shopping Center, Jeffersonville, Indiana 47130 (Incorporated by reference to Exhibit 10.12 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.13	Lease Agreement, dated March 6, 2003, between Heartland Payment Systems, Inc. and Youngstown Partners, L.P. for 1441 Youngstown Shopping Center, Jeffersonville, Indiana 47130 (Incorporated by reference to Exhibit 10.13 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.14	Lease Agreement, dated February 14, 2002 between Heartland Payment Systems, Inc. and Youngstown Partners, L.P. for 1443 Youngstown Shopping Center, Jeffersonville, Indiana 47130 (Incorporated by reference to Exhibit 10.14 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.15	Office Building Lease, dated May 1998, between Heartland Card Services, L.L.C. and Hall Stonebriar Center I Associates, Ltd. for 2595 Dallas Parkway, Frisco, Texas 75034 (Incorporated by reference to Exhibit 10.15 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.16	First Amendment to Office Building Lease, dated September 30, 1998, between Heartland Card Services, L.L.C. and Hall Stonebriar Center I Associates, Ltd. (Incorporated by reference to Exhibit 10.16 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.17	Second Amendment to Office Lease Agreement, dated July 25, 2000, between Heartland Card Services, L.L.C. and Hall Stonebriar Center I Associates, Ltd. (Incorporated by reference to Exhibit 10.17 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.18	Third Amendment to Office Building Lease, dated October 4, 2002, between Heartland Card Services, L.L.C. and Hall Stonebriar Center I Associates, Ltd. (Incorporated by reference to Exhibit 10.18 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.19	Lease Agreement dated September 2004, between Heartland Payment Systems, Inc. and Bank of America, N.A. for 90 Nassau Street, Princeton, New Jersey 08542 (Incorporated by reference to Exhibit 10.19 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.20	First Amendment to Lease Agreement, dated March 17, 2005, between Heartland Payment Systems, Inc. and First State Investors 5200, LLC for 90 Nassau Street, Princeton, New Jersey 08542 (Incorporated by reference to Exhibit 10.20 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.21**	Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.21 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.22**	Form of Employee Incentive Stock Option Agreement Under 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.22 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.23**	Heartland Payment Systems, Inc. 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.23 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.24**	Amendment to Heartland Payment Systems, Inc. 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.24 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.25**	Form of Stock Option Agreement Under 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.25 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

Exhibit Number	Description

10.26	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.26 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.27	Third Amendment to the Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated May 26, 2005 between Heartland Payment Systems, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.28 of the Registrant’s Amendment No. 1 to Form 10-12G/A, File No. 000-51265, filed on June 22, 2005) (Incorporated by reference to Exhibit 10.27 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.28**	Heartland Payment Systems, Inc. Second Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.29	Merchant Portfolio Purchase Agreement dated September 22, 2005 between Heartland Payment Systems, Inc. and Certegy Payment Systems, Inc. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 (File No. 001-32594)).

10.30**	Letter Agreement dated February 22, 2006 between Robert O. Carr and Thomas Sheridan. (Incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).

10.31**	Option Agreement dated July 31, 2003 between Robert O. Carr and Greenhill Capital Partners, L.P. and its affiliated investment funds, and LLR Equity Partners, L.P. and its affiliated investment fund. (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 14, 2006 (File No. 001-32594)).

10.32**	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.33**	Letter Agreement dated May 8, 2006 between Heartland Payment Systems, Inc. and Michael C. Hammer concerning terms of employment. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.34**	Form of Employee Confidential Information and Noncompetition Agreement entered into by each of Robert O. Carr, Robert H.B. Baldwin, Jr., Brooks L. Terrell and Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.35**	Supplement No. I to Employee Confidential Information and Noncompetition Agreement by and between Robert H.B. Baldwin, Jr. and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.36**	Employee Confidential Information and Noncompetition Agreement entered into December 1, 2004 by and between Thomas M. Sheridan and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.37**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Robert O. Carr with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.37 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.38**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.38 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.39**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Brooks L. Terrell with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.39 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.40	Credit Agreement dated as of September 5, 2007, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 5, 2007).

10.41	American Express Establishment Sales and Servicing Program Agreement dated as of December 20, 2007 between Heartland Payment Systems, Inc. and American Express Travel Related Services Company. (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2008 (File No. 001-32594))

10.42**	Heartland Payment Systems, Inc. 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 001-32594))

10.43	Amended and Restated Credit Agreement dated as of May 30, 2008, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report Amendment No. 3 on Form 10-K/A filed on July 10, 2009).

10.44	Membership Interest and Asset Purchase Agreement dated as of May 2, 2008, by and among Alliance Data Network Services LLC, a Delaware limited liability company, ADS Alliance Data Systems, Inc., a Delaware corporation, Alliance Data Systems Corporation, a Delaware corporation, Heartland Acquisition, LLC, a Delaware limited liability company, and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2008).

10.45**	Form of Employee Incentive Stock Option Agreement Under 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed on November 19, 2008 (File No. 333-155450)).

10.46**	Form of Employee Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 001-32594)).

10.47**	Amendment No. I to Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 11, 2009 entered into by Robert O. Carr with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009).

10.48**	Performance-Based Stock Option Agreement under the 2008 Equity Incentive Plan dated May 11, 2009 between Heartland Payment Systems, Inc. and Robert O. Carr. (Incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009).

10.49**	Performance-Based Stock Option Agreement under the 2008 Equity Incentive Plan dated May 11, 2009 between Heartland Payment Systems, Inc. and Robert O. Carr. (Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009).

10.50	Amendment No. I and Limited Waiver dated August 3, 2009 to the Amended and Restated Credit Agreement dated May 30, 2008, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender, and Issuing Bank. (Incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009).

10.51	Pledge and Security Agreement dated as of August 3, 2009, by and among Heartland Payment Systems, Inc., a Delaware corporation, The Heartland Payroll Company, L.L.C., an Ohio limited liability company, Debitek, Inc., a Delaware corporation, Heartland Acquisition, LLC, a Delaware limited liability company, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders from time to time party to the Credit Agreement. (Incorporated by reference to Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009).

10.52	Amended and Restated Credit Agreement dated as of May 30, 2008, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 4, 2008).

10.53	Settlement Agreement dated as of January 7, 2010, is by and among Visa U.S.A. Inc., a Delaware corporation, Visa International Service Association, a Delaware corporation, and Visa Inc., a Delaware corporation, Heartland Payment Systems, Inc., a Delaware corporation, Keybank National Association, a national bank organized and existing under the laws of the United States, and Heartland Bank, a Missouri banking corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2010).

10.54	Amendment No. 1 dated February 3, 2010 to the Settlement Agreement dated as of January 7, 2010, by and among Visa U.S.A. Inc., a Delaware corporation, Visa International Service Association, a Delaware corporation, and Visa Inc., a Delaware corporation, Heartland Payment Systems, Inc., a Delaware corporation, Keybank National Association, a national bank organized and existing under the laws of the United States, and Heartland Bank, a Missouri banking corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2010).

*10.55	Agreement of Settlement and Release, dated December 17, 2009, by and between Heartland Payment Systems, Inc., a Delaware corporation, and American Express Travel Related Services Company, Inc., a New York Corporation.

10.56	Bridge Loan Agreement dated as of February 18, 2010 among Heartland Payment Systems, Inc., KeyBank National Association, as administrative agent, and KeyBank National Association and Heartland Bank as bridge lenders. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2010).

10.57	Amendment No. 2 and Amended and Restated Credit Agreement and Partial Release of Collateral dated as of February 18, 2010, among Heartland Payment Systems, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2010).

10.58	Commitment Increase Agreement between Heartland Payment Systems, Inc, and KeyBank National Association, and accepted by JPMorgan Chase Bank, N.A. as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 24, 2010).

*21.1	List of Subsidiaries of Registrant

*23.1	Consent of Deloitte & Touche LLP.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.