Form 10-Q
period 2010-03-31
HEARTLAND PAYMENT SYSTEMS INC
filed 2010-05-07
CIK 1144354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 3, 2010, there were 37,832,177 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. CONDENSED FINANCIAL INFORMATION

Item 1.	Financial Statements

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash	$59,385	$32,113
Funds held for payroll customers	31,339	29,667
Receivables, net	155,579	149,403
Investments held to maturity	1,410	1,450
Inventory	12,011	12,381
Prepaid expenses	7,688	8,874
Current tax asset	22,137	16,266
Current deferred tax assets, net	21,262	42,760

Total current assets	310,811	292,914
Capitalized customer acquisition costs, net	66,771	72,038
Property and equipment, net	99,220	99,989
Goodwill	61,520	60,962
Intangible assets, net	33,329	34,637
Deposits and other assets, net	531	1,666

Total assets	$572,182	$562,206

Liabilities and stockholders’ equity
Current liabilities:
Due to sponsor banks	$81,315	$80,007
Accounts payable	30,024	32,305
Deposits held for payroll customers	31,339	29,667
Current portion of borrowings	111,534	58,547
Current portion of accrued buyout liability	8,822	9,306
Merchant deposits and loss reserves	29,680	27,214
Accrued expenses and other liabilities	26,273	30,456
Reserve for processing system intrusion	42,768	99,911

Total current liabilities	361,755	367,413
Deferred tax liabilities, net	19,084	21,448
Reserve for unrecognized tax benefits	1,600	1,391
Long-term portion of borrowings	6,295	8,419
Long-term portion of accrued buyout liability	35,288	33,580

Total liabilities	424,022	432,251

Commitments and contingencies (Note 12)	—	—

Equity
Common Stock, $0.001 par value, 100,000,000 shares authorized, 37,769,616 and 37,524,298 shares issued and outstanding at March 31, 2010 and December 31, 2009	38	38
Additional paid-in capital	175,723	171,736
Accumulated other comprehensive loss	(195)	(546)
(Accumulated deficit) Retained earnings	(27,636)	(41,487)

Total stockholders’ equity	147,930	129,741
Noncontrolling interests	230	214

Total equity	148,160	129,955

Total liabilities and equity	$572,182	$562,206

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Total Revenues	$411,156	$372,172

Costs of Services:
Interchange	281,050	257,372
Dues, assessments and fees	26,270	16,280
Processing and servicing	57,018	48,056
Customer acquisition costs	13,365	12,575
Depreciation and amortization	3,754	3,734

Total costs of services	381,457	338,017
General and administrative	27,100	25,033

Total expenses	408,557	363,050

Income from operations	2,599	9,122

Other income (expense):
Interest income	31	29
Interest expense	(1,101)	(541)
(Provision for) recovery of processing system intrusion costs	20,364	(12,590)
Other, net	945	2

Total other income (expense)	20,239	(13,100)

Income (loss) before income taxes	22,838	(3,978)
Provision for (benefit from) income taxes	8,594	(1,501)

Net income (loss)	14,244	(2,477)
Less: Net income (loss) attributable to noncontrolling interests	16	(22)

Net income (loss) attributable to Heartland	$14,228	$(2,455)

Net income (loss)	$14,244	$(2,477)
Other comprehensive income:
Unrealized gains (losses) on investments, net of income tax of $13 and $(7)	25	(11)
Foreign currency translation adjustment	326	(258)

Comprehensive income (loss)	14,595	(2,746)
Less: Net income (loss) attributable to noncontrolling interests	16	(22)

Comprehensive income (loss) attributable to Heartland	$14,579	$(2,724)

Earnings (loss) per common share:
Basic	$0.38	$(0.07)
Diluted	$0.36	$(0.07)

Weighted average number of common shares outstanding:
Basic	37,628	37,535
Diluted	38,998	37,842

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Heartland Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Treasury Stock	Noncontrolling Minority Interests	Total Equity
	Shares	Amount
Three Months Ended March 31, 2009:
Balance, January 1, 2009	37,676	$38	$167,337	$(2,145)	$14,014	$—	$119	$179,363
Issuance of Common Stock– options exercised	117	—	398	—	—	—	—	398
Excess tax benefit on stock options exercised	—	—	317	—	—	—	—	317
Repurchase of Common Stock	(350)	—	—	—	—	(3,202)	—	(3,202)
Retirement of Treasury Stock	—	—	(1,556)	—	(1,646)	3,202	—	—
Stock-based compensation	—	—	286	—	—	—	—	286
Accumulated other comprehensive income (loss):
Unrealized losses on available for sale investments	—	—	—	(11)	—	—	—	(11)
Foreign currency translation adjustment	—	—	—	(258)	—	—	(3)	(261)
Dividends on Common Stock	—	—	—	—	(936)	—	—	(936)
Net loss for the period	—	—	—	—	(2,455)	—	(22)	(2,477)

Balance March 31, 2009	37,443	$38	$166,782	$(2,414)	$8,977	$—	$94	$173,477

Three months Ended March 31, 2010:
Balance, January 1, 2010	37,524	$38	$171,736	$(546)	$(41,487)	$—	$214	$129,955
Issuance of Common Stock – options exercised	246	—	1,783	—	—	—	—	1,783
Excess tax benefit on stock options exercised	—	—	647	—	—	—	—	647
Stock-based compensation	—	—	1,557	—	—	—	—	1,557
Accumulated other comprehensive income (loss):
Unrealized gain on available for sale investments	—	—	—	25	—	—	—	25
Foreign currency translation adjustment	—	—	—	326	—	—	—	326
Dividends on Common Stock	—	—	—	—	(377)	—	—	(377)
Net income for the period	—	—	—	—	14,228	—	16	14,244

Balance March 31, 2010	37,770	$38	$175,723	$(195)	$(27,636)	$—	$230	$148,160

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income (loss) attributable to Heartland	$14,228	$(2,455)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	14,048	14,129
Other depreciation and amortization	6,285	4,902
Addition to loss reserves	3,300	1,529
Provision for doubtful receivables	157	(4)
Stock-based compensation	1,557	285
Deferred taxes	19,111	(120)
Net income (loss) attributable to noncontrolling interests	16	(22)
Other	13	—
Changes in operating assets and liabilities:
Increase in receivables	(6,320)	(2,007)
Decrease (increase) in inventory	374	(38)
Payment of signing bonuses, net	(4,971)	(9,007)
Increase in capitalized customer acquisition costs	(3,810)	(3,936)
Decrease in prepaid expenses	1,190	1,970
Increase in current tax asset	(5,226)	(1,663)
Decrease in deposits and other assets	1,125	26
Excess tax benefits on options exercised	(647)	(317)
Increase (decrease) in reserve for unrecognized tax benefits	209	(13)
Increase (decrease) in due to sponsor bank	1,308	(6,856)
(Decrease) increase in accounts payable	(2,582)	1,237
Decrease in accrued expenses and other liabilities	(4,191)	(2,623)
(Decrease) increase in merchant deposits and loss reserves	(834)	13,416
(Decrease) increase in reserve for processing system intrusion	(57,143)	7,681
Payouts of accrued buyout liability	(1,903)	(2,712)
Increase in accrued buyout liability	3,127	2,381

Net cash (used in) provided by operating activities	(21,579)	15,783

Cash flows from investing activities
Purchase of investments held to maturity	(581)	(562)
Maturities of investments held to maturity	626	589
Increase in funds held for payroll customers	(1,633)	(7,303)
Increase in deposits held for payroll customers	1,672	7,289
Purchases of property and equipment	(4,172)	(11,806)

Net cash used in investing activities	(4,088)	(11,793)

Cash flows from financing activities
Proceeds from borrowings	53,000	—
Principal payments on borrowings	(2,137)	(2,135)
Proceeds from exercise of stock options	1,783	398
Excess tax benefits on options exercised	647	317
Repurchase of common stock	—	(3,202)
Dividends paid on common stock	(377)	(936)

Net cash provided by (used in) financing activities	52,916	(5,558)

Net increase (decrease) in cash	27,249	(1,568)
Effect of exchange rates on cash	23	(8)
Cash at beginning of year	32,113	27,589

Cash at end of period	$59,385	$26,013

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$998	$532
Income taxes	(5,500)	268

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Operations

Basis of Financial Statement Presentation— The accompanying consolidated financial statements include those of Heartland Payment Systems, Inc. (the “Company,” “we,” “us,” or “our”) and its wholly-owned subsidiaries, Heartland Payroll Company (“HPC”), Debitek, Inc. (“Debitek”) and Heartland Acquisition LLC (“Network Services”), and its 70% owned subsidiary Collective POS Solutions Ltd. (“CPOS”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2010, its results of operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2010 and 2009. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009. The December 31, 2009 condensed consolidated balance sheet was derived from the audited 2009 consolidated financial statements.

In 2009, certain amounts presented in the prior periods in the consolidated income statements reflect a change in classification of payroll tax expense incurred on up-front signing bonuses, residual commissions and buyouts of Accrued Buyout Liabilities from General and Administrative expenses, to Processing and Servicing expenses. This classification reflects these payments of payroll taxes as additional costs of services, rather than overhead. The Company believes that this presentation provides a more meaningful measure of the costs of providing services to its merchants. These reclassifications had no effect on reported consolidated income before income taxes, net income or per share amounts. The amounts of General and Administrative expenses, which have been reclassified to Processing and Servicing expenses for the three months ended March 31, 2009, were $1.6 million.

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

Over 90% of the Company’s revenue is derived from processing and settling Visa and MasterCard bankcard transactions for its merchant customers. Because the Company is not a “member bank” as defined by Visa and MasterCard, in order to process and settle these bankcard transactions for its merchants, the Company has entered into sponsorship agreements with member banks. Visa and MasterCard rules restrict the Company from performing funds settlement or accessing merchant settlement funds and require that these funds be in the possession of the member bank until the merchant is funded. A sponsorship agreement permits the Company to route Visa and MasterCard bankcard transactions under the member bank’s control and identification numbers to clear credit bankcard transactions through Visa and MasterCard. A sponsorship agreement also enables the Company to settle funds between cardholders and merchants by delivering funding files to the member bank, which in turn transfers settlement funds to the merchants’ bank accounts. These restrictions place the settlement assets and obligations under the control of the member bank.

The sponsorship agreements with the member banks require, among other things, that the Company abide by the by-laws and regulations of the Visa and MasterCard networks, and certain of the bank sponsors require a certificate of deposit or a cash balance in a deposit account. If the Company breaches a sponsorship agreement, the bank sponsor may terminate the agreement and, under the

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

terms of the agreement, the Company would have 180 days to identify an alternative bank sponsor. The Company is dependent on its bank sponsors, Visa and MasterCard for notification of any compliance breaches. As of March 31, 2010, the Company has not been notified of any such issues by its bank sponsors, Visa or MasterCard.

The Company is currently party to three bank sponsorship agreements. The Company entered into a sponsorship agreement with KeyBank, National Association on April 1, 1999 and the agreement expires in March 2012. The acquisition of Network Services in May 2008 resulted in the addition of World Financial Network National Bank as the sponsor bank for Network Services’ large national merchant processing. In August 2008, the Company entered into a sponsorship agreement with SunTrust Banks to replace World Financial Network National Bank as its sponsor bank for Network Services’ large national merchant processing portfolio and that portfolio was transferred from World Financial Network National Bank to SunTrust Banks in February 2009. In August 2009, SunTrust Banks provided twelve months’ notice to the Company of its intent to withdraw its sponsorship of the Company’s large national merchants processing portfolio. In November 2009, the Company entered into a sponsorship agreement with The Bancorp Bank and transferred the sponsorship of its large national merchants from SunTrust Banks to the Bancorp Bank in February 2010. The agreement with The Bancorp Bank expires in November 2014. In 2007, the Company entered into a sponsor bank agreement with Heartland Bank (an unrelated third party), which is based in Saint Louis, Missouri. Our agreement with Heartland Bank involves substantially the same terms as apply with KeyBank and it expires in September 2010.

Following is a breakout of the Company’s total Visa and MasterCard settled bankcard processing volume for the month of March 2010 by percentage processed under its individual bank sponsorship agreements:

Sponsor Bank	% of March 2010 Bankcard Processing Volume
KeyBank, National Association	70%
Heartland Bank	15%
The Bancorp Bank	15%

Processing System Intrusion— On January 20, 2009, the Company publicly announced the discovery of a criminal breach of its payment systems environment (the “Processing System Intrusion”). The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by the Company during the transaction authorization process. The Company believes the breach has been contained and did not extend beyond 2008. See Note 3 Processing System Intrusion for further detail and related events.

Our working capital, defined as current assets less current liabilities, was negative by $50.9 million at March 31, 2010 primarily due to the following: (i) our $42.8 million of Reserves for Processing System Intrusion, which remain unpaid at March 31, 2010, (ii) our Revolving Credit Facility, which expires on September 4, 2012, with $75.0 million in borrowings classified as a current liability, and (iii) our $28.0 million Bridge Loan, which is due on February 17, 2011. See “— Credit Facilities” for discussion of Revolving Credit Facility and the Bridge Loan. Management believes that this working capital deficiency will not cause illiquidity and that we will be able to satisfy our obligations in the normal course because: (i) while we expect the $75.0 million Revolving Credit Facility may be refinanced, we have the flexibility to defer repayment until 2012, (ii) the terms related to the ultimate payment of the remaining $42.8 million Reserve for Processing System Intrusion have not been established, but our willingness to agree to any settlement and payment thereof is contingent upon our ability to obtain appropriate financing, and (iii) we expect the $28.0 million Bridge Loan to be refinanced. See Note 3 Processing System Intrusion for information regarding the settlement and payment of a claim during the three months ended March 31, 2010.

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

Cash and Cash Equivalents— At March 31, 2010, cash included approximately $29.9 million of processing-related cash in transit and compensating balances, compared to approximately $25.5 million of processing-related cash in transit and compensating balances, at December 31, 2009.

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

Generally, the Company uses cash available for investment to fund these advances to SME merchants; when available cash has been expended, the Company directs its sponsor banks to make these advances, thus generating a payable to the sponsor banks. We pay our sponsor banks the prime rate on these payables. At March 31, 2010, the Company used $20.0 million of its available cash to fund merchant advances and at December 31, 2009, the Company used $7.0 million of its cash to fund merchant advances. The amount due to sponsor banks for funding advances was $81.3 million at March 31, 2010 and $80.0 million at December 31, 2009. The payable to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment and check processing terminals. Unlike the SME merchants, Network Services’ customers are large national accounts which are invoiced monthly, on payment terms that are typical for large national accounts.

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

Investments and Funds Held for Payroll Customers— Investments, including those carried on the consolidated balance sheet as Funds Held for Payroll Customers, consist primarily of fixed income bond funds, corporate debt and equity securities, and certificates of deposit. Funds Held for Payroll Customers also include overnight bank deposits. The majority of investments carried in Funds Held for Payroll Customers are available-for-sale and recorded at fair value based on quoted market prices. Certificates of

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

deposit are classified as held to maturity and recorded at cost. In the event of a sale, cost is determined on a specific identification basis. At March 31, 2010, Funds Held for Payroll Customers included cash and cash equivalents of $29.9 million and investments available for sale of $1.4 million.

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

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying SME merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of March 31, 2010 and December 31, 2009.

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

The Company records recoveries from its insurance providers when cash is received from the provider.

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

The provision for/(benefit from) income taxes for the three ended March 31, 2010 and 2009 and the resulting effective tax rates were as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Provision for/(benefit from) income taxes	$8,594	$(1,501)
Effective tax rate	37.6%	37.7%

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Current Deferred Tax Assets, Net, decreased from $42.8 million at December 31, 2009 to $21.3 million at March 31, 2010 and Current Tax Assets increased from $16.3 million at December 31, 2009 to $22.1 million at March 31, 2010. The changes in deferred tax assets and current tax assets primarily resulted from the settlement with Visa and recoveries from our insurance providers (see Note 3 Processing System Intrusion for more detail).

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry back and carry forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions, which have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results could be materially impacted. The Company does not expect any material changes to unrecognized tax benefits in the next 12 months. At March 31, 2010, the reserve for unrecognized tax benefits related to uncertain tax positions was $1.6 million, of which $1.1 million would, if recognized, impact the effective tax rate.

Stock–Based Compensation— In the second quarter of 2009, the Company’s Board of Directors approved grants of 930,000 stock options subject to multiple vesting conditions. Under these stock options, the employee must provide continuous service over four years and a market price condition must be satisfied within those four years. These stock options have a five-year term and could vest in equal amounts in 2010, 2011, 2012 and 2013 only if during the four-year service period, the price of the Company’s common stock as reported by the New York Stock Exchange exceeds two or three times the exercise price for 30 consecutive trading days. The grant date fair values of these multiple vesting condition options are recognized as compensation expense over their four-year service periods.

Also in 2009, the Company’s Board of Directors approved grants of 362,600 Restricted Share Units. These Restricted Share Units are nonvested share awards which will vest over a four-year service period as employees perform service. The closing price of the Company’s common stock on the grant date equals the grant date fair value of these nonvested share awards and will be recognized as compensation expense over their four-year service periods.

Diluted earnings per share for the three months ended March 31, 2010 and 2009 were computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options, where dilutive. Due to the net loss in 2009, calculating Diluted Earnings Per Share using diluted weighted average shares would be anti-dilutive for 2009 periods. Therefore, weighted average common stock outstanding was used to calculate Diluted Earnings Per Share for 2009.

Foreign Currency— The Canadian dollar is the functional currency of CPOS, which operates in Canada. CPOS’ revenues and expenses are translated at the average exchange rates prevailing during the period. The foreign currency assets and liabilities of CPOS are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of other comprehensive income and is included in stockholders’ equity. At March 31, 2010 and 2009, the cumulative foreign currency

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

translation reflected a gain of $0.3 million and a loss of $0.3 million, respectively. The Company intends to indefinitely reinvest undistributed earnings of CPOS and has not tax effected the cumulative foreign currency translation gain or loss. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not material.

Noncontrolling Interests— Noncontrolling interests represent noncontrolling minority stockholders’ share of the equity and after-tax net income or loss of consolidated subsidiaries. Noncontrolling minority stockholders’ share of after-tax net income or loss of consolidated subsidiaries is included in “Net income (loss) attributable to noncontrolling interests” in the Consolidated Income Statement. The minority stockholders’ interests included in “Noncontrolling interests” in the March 31, 2010 and December 31, 2009 Consolidated Balance Sheets were $230,000 and $214,000, respectively, and reflect the original investments by these minority shareholders in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries.

Subsequent Events— The Company evaluated subsequent events with respect to the Consolidated Financial Statements as of and for the three months ended March 31, 2010.

New Accounting Pronouncements—In May 2009, the FASB established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standard introduced the concept of financial statements being available to be issued and required the disclosure of the date through which an entity has evaluated subsequent events as well as the rationale for why that date was selected, that is, whether that date represents the date the financial statements were issued or were available to be issued. The FASB subsequently eliminated the requirement for publicly held companies to disclose the date through which an entity has evaluated subsequent events. The Company did not note significant changes in the subsequent events that an entity reports—either through recognition or disclosure—in its financial statements. The new standard was effective for interim and annual periods ending after September 15, 2009. Its adoption did not have a material effect on the Company’s Consolidated Financial Statements.

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

3. Processing System Intrusion

On January 20, 2009, we publicly announced the discovery of a criminal breach of our payment systems environment (the “Processing System Intrusion”). The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by us during the transaction authorization process. Such data is not required to be encrypted while in transit under current payment card industry guidelines. We had received confirmation of our compliance with the Payment Card Industry Data Security Standard (“PCI-DSS”) from a third-party assessor

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

each year since the standard was announced, including in April 2008, before the discovery of the Processing System Intrusion. Subsequent to the discovery of the Processing System Intrusion, we were advised by Visa that based on Visa’s investigation of the Processing System Intrusion, Visa had removed us from Visa’s published list of PCI-DSS compliant service providers. We were similarly advised by MasterCard that, based on MasterCard’s investigation of the Processing System Intrusion, MasterCard believed we were in violation of the MasterCard Standards and, based on that belief, MasterCard removed us from MasterCard’s published list of Compliant Service Providers. In April 2009, we were re-certified as PCI-DSS compliant and the assessor’s report attesting to such re-certification has been reviewed and approved by Visa. As such, we were returned to MasterCard’s published list of Compliant Service Providers and Visa’s Global List of PCI-DSS Validated Service Providers. Card data that could have been exposed by the Processing System Intrusion included card numbers, expiration dates, and certain other information from the magnetic stripe on the back of the payment card (including, for a small percentage of cards, the cardholder’s name). However, the cardholder information that we process does not include addresses or Social Security numbers. Also, we believe that no unencrypted PIN data was captured and that the breach has been contained and did not extend beyond 2008.

During the three months ended March 31, 2010, the Company recovered from its insurance providers approximately $26.8 million of the costs it incurred for the Processing System Intrusion and expensed approximately $6.4 million for accruals, legal fees and costs it incurred for investigations and defending various claims and actions, for a net recovery of $20.4 million, or $0.32 per share. For the three months ended March 31, 2009, the Company recorded total expenses of $12.6 million, or $0.21 per share, associated with the Processing System Intrusion. Approximately $7.7 million of the $12.6 million total expenses related to accruals for assessments imposed by MasterCard and Visa in April 2009 against the Company and its sponsor banks. The remaining $4.9 million of the total expenses for the three months ended March 31, 2009 were for legal fees and costs it incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

Since our announcement of the Processing System Intrusion on January 20, 2009 and through March 31, 2010, we have expensed a total of $139.4 million, before reducing these charges by $30.7 million of total insurance recoveries. Approximately $26.6 million of these charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services. The majority of these charges, or approximately $112.8 million, related to settlements of claims, settlement offers we made to certain claimants, or settlements we deemed likely to be agreed upon in the near term with certain claimants.

At March 31, 2010, we carried a $42.8 million Reserve for Processing System Intrusion on our Balance Sheet. The majority of this Reserve related to:

(i)	settlement offers we made to certain claimants in an attempt to resolve certain of the claims asserted against us or our sponsor banks (who have asserted rights to indemnification from us pursuant to our agreements with them), and

(ii)	settlements we have deemed likely to be agreed upon in the near term with certain claimants based upon our discussions with such claimants.

Notwithstanding our belief that we have strong defenses against the claims that are the subject of the settlement offers or discussions described in (i) and (ii) above, we decided to make the settlement offers and engage in settlement discussions in attempts to avoid the costs and uncertainty of litigation. We are prepared to vigorously defend ourselves against all the unsettled claims relating to the Processing System Intrusion that have been asserted against us and our sponsor banks to date. It is possible we will end up resolving the claims that are the subject of the settlement offers, either through settlements or pursuant to litigation, for amounts that are greater than the amount we have reserved to date. Moreover, even if the claims that are the subject of the settlement offers were resolved for the amount we have reserved, that would still leave unresolved a portion of the claims that have been asserted against us. We feel we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion, including those claims that are not the subject of the settlement offers.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Additional costs we expect to incur for legal fees and settlements related to the Processing System Intrusion will be recognized as incurred. Such costs could be material and could adversely impact our results of operations, financial condition and cash flow.

On December 17, 2009, we entered into a settlement agreement and release with American Express to resolve potential claims and other disputes among us and American Express (and its issuers) with respect to the Processing System Intrusion, and subsequently we paid approximately $3.5 million in full and final satisfaction of any and all claims of American Express and its issuers arising from or relating to the Processing System Intrusion. Such settlement agreement and release contains mutual releases by and between us and American Express (on behalf of itself and its issuers) relating to the Processing System Intrusion.

On January 7, 2010, the Company, Heartland Bank, KeyBank National Association (“KeyBank,” and, together with Heartland Bank, the “Sponsor Banks”), and Visa U.S.A. Inc., Visa International Service Association and Visa Inc. (collectively, “Visa”) entered into a settlement agreement (the “Settlement Agreement”) to resolve potential claims and other disputes among the Company, the Sponsor Banks and Visa with respect to the potential rights and claims of Visa and certain issuers of Visa-branded credit and debit cards related to the Processing System Intrusion. After including a $780,000 credit for fines previously collected by Visa during 2009, the amount paid by the company under the Settlement Agreement was $59.3 million. The costs of this settlement were included in the Company’s Provision for Processing System Intrusion on its Consolidated Statement of Operations for the year ended December 31, 2009 and in its Reserve for Processing System Intrusion on its Consolidated Balance Sheet as of December 31, 2009.

On February 18, 2010, the Company entered into a bridge loan agreement (the “Bridge Loan Agreement”) with KeyBank, as administrative agent, and KeyBank and Heartland Bank as bridge lenders. On that date, KeyBank made a bridge loan to the Company in the amount of $20.0 million and Heartland Bank made a bridge loan in the amount of $8.0 million (collectively, the “Bridge Loan”), which are the maximum amounts that the Company may borrow under the Bridge Loan Agreement. The Company must repay the Bridge Loan by February 17, 2011. See Note 10 for additional terms of the Bridge Loan.

On February 18, 2010, the Company also entered into a Commitment Increase Agreement pursuant to the Amended and Restated Credit Agreement dated as of May 30, 2008 (the “Commitment Increase Agreement”) whereby KeyBank, as one of the lenders under the Amended and Restated Credit Agreement, agreed to increase its revolving credit commitment to the company under the Amended and Restated Credit Agreement by $25.0 million (the “Increased Credit Commitment”). The terms of the Increased Credit Commitment are similar to the terms of the Revolving Credit Facility (See Note 10).

The proceeds of the Bridge Loan and the Increased Credit Commitment, together with a portion of the Company’s cash reserves, were used to fund the Settlement with Visa. The Settlement Agreement was consummated on February 18, 2010, with a payment of $58.6 million.

4. Receivables

A summary of receivables by major class was as follows at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(In thousands)
Accounts receivable from merchants	$142,091	$138,761
Receivables from bankcard networks	9,680	7,790
Accounts receivable from others	4,355	3,311

	156,126	149,862
Less allowance for doubtful accounts	(547)	(459)

Total receivables, net	$155,579	$149,403

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Included in accounts receivable from others are $2.0 million and $1.8 million which are due from employees at March 31, 2010 and December 31, 2009, respectively. Accounts receivables related to bankcard networks reflect amounts we have pre-funded to merchants for their Discover and American Express bankcard transactions.

A summary of the activity in the allowance for doubtful accounts for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Beginning balance	$459	$499
Additions to (reductions of) allowance	157	(4)
Charges against allowance	(69)	(32)

Ending balance	$547	$463

5. Funds Held for Payroll Customers and Investments

A summary of Funds Held for Payroll Customers and Investments, including the cost, gross unrealized gains (losses) and estimated fair value for investments held to maturity and investments available-for-sale by major security type and class of security were as follows at March 31, 2010 and December 31, 2009:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(In thousands)
March 31, 2010
Funds Held for Payroll Customers:
Fixed income bond fund	$968	$136	$—	$1,104
Corporate debt securities	273	14	—	287
Corporate equity securities	29	12	—	41

Total investments available-for-sale	1,270	162	—	1,432
Cash held for payroll customers	29,907	—	—	29,907

Total Funds Held for Payroll Customers	$31,177	$162	$—	$31,339

Investments:
Investments held to maturity – Certificates of deposit	$1,410	$—	$—	$1,410

Total investments	$1,410	$—	$—	$1,410

(a)	Certificates of deposits have remaining terms ranging from 2 months to 15 months.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(In thousands)
December 31, 2009
Funds Held for Payroll Customers:
Fixed income bond fund	$968	$113	$—	$1,081
Corporate debt securities	273	10	—	283
Corporate equity securities	29	—	—	29

Total investments available-for-sale	1,270	123	—	1,393
Cash held for payroll customers	28,274	—	—	28,274

Total Funds Held for Payroll Customers	$29,544	$123	$—	$29,667

Investments:
Investments held to maturity – Certificates of deposit	$1,450	$—	$—	$1,450

Total investments	$1,450	$—	$—	$1,450

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

At March 31, 2010 and December 31, 2009, all investments in available-for-sale securities held by the Company were measured using Level 1 inputs.

During the three months ended March 31, 2010, the Company did not experience any other-than-temporary losses on its investments. During the twelve months ended December 31, 2009, the Company recognized $31,000 of other-than-temporary impairment losses on its corporate debt securities.

The maturity schedule of all available-for-sale, debt securities and held to maturity investments along with amortized cost and estimated fair value as of March 31, 2010 is as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$2,328	$2,465
Due after one year through five years	243	252
Due after five years	80	84

	$2,651	$2,801

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

6. Capitalized Customer Acquisition Costs, Net

A summary of net capitalized customer acquisition costs as of March 31, 2010 and December 31, 2009 was as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
Capitalized signing bonuses	$113,842	$119,560
Less accumulated amortization	(62,583)	(63,299)

	51,259	56,261

Capitalized customer deferred acquisition costs	39,558	39,230
Less accumulated amortization	(24,046)	(23,453)

	15,512	15,777

Capitalized customer acquisition costs, net	$66,771	$72,038

A summary of the activity in capitalized customer acquisition costs, net for the three-month periods ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Balance at beginning of period	$72,038	$77,737
Plus additions to:
Capitalized signing bonuses, net	4,971	9,007
Capitalized customer deferred acquisition costs	3,810	3,936

	8,781	12,943

Less amortization expense on:
Capitalized signing bonuses, net	(9,973)	(10,278)
Capitalized customer deferred acquisition costs	(4,075)	(3,851)

	(14,048)	(14,129)

Balance at end of period	$66,771	$76,551

Net signing bonus adjustments from estimated amounts to actual were $(0.7) million and $0.1 million, respectively, for the three months ended March 31, 2010 and 2009. Net signing bonus adjustments are netted against additions in the table above. Positive signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year exceeds the estimated gross margin for that year, resulting in the underpayment of the up-front signing bonus and would be paid to the relevant salesperson. Negative signing bonus adjustments result from the prior overpayment of signing bonuses and would be recovered from the relevant salesperson.

Fully amortized signing bonuses of $10.7 million and $7.2 million respectively, were written off during the three-month periods ended March 31, 2010 and 2009. In addition, fully amortized customer deferred acquisition costs of $3.5 million and $3.7 million, respectively, were written off during the three months ended March 31, 2010 and 2009.

The Company believes that no impairment of capitalized customer acquisition costs has occurred as of March 31, 2010 and December 31, 2009.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

7. Intangible Assets and Goodwill

Intangible Assets — Intangible assets consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Gross Assets	Accumulated Amortization	Net Asset	Amortization Life and Method
	(In thousands)
Finite Lived Assets:
Customer relationships	$28,685	$2,782	$25,903	3 to 18 years—proportional cash flow
Merchant Portfolio (a)	3,237	601	2,636	7 years – proportional cash flow
Software	9,154	5,037	4,117	3 to 5 years—straight line
Non-compete agreements	994	559	435	3 to 5 years—straight line
Other	550	312	238	2 to 4 years—straight line

	$42,620	$9,291	$33,329

(a)	On July 31, 2009, the Company purchased for $3.2 million the existing Discover merchant portfolio, which the Company was already processing. This purchase related to the Company’s 2008 agreement with DFS Services, LLC, which enables the Company to offer bankcard merchants a streamlined process that enables them to accept Discover Network cards on the Company’s processing platform. This asset is being amortized for the next 76 months in proportion to estimated future cash flows.

	December 31, 2009
	Gross Assets	Accumulated Amortization	Net Asset	Amortization Life and Method
	(In thousands)
Finite Lived Assets:
Customer relationships	$28,663	$2,471	$26,192	3 to 18 years—proportional cash flow
Merchant Portfolio (a)	3,237	386	2,851	7 years – proportional cash flow
Software	9,154	4,330	4,824	3 to 5 years—straight line
Non-compete agreements	994	490	504	3 to 5 years—straight line
Other	512	246	266	2 to 4 years—straight line

	$42,560	$7,923	$34,637

Amortization expense related to the intangible assets was $1.3 million and $1.1 million, respectively, for the three months ended March 31, 2010 and 2009. The estimated remaining amortization expense related to intangible assets is as follows:

For the Twelve Months Ending March 31,	(In thousands)
2011	$5,153
2012	2,749
2013	2,443
2014	2,390
2015	2,184
Thereafter	18,410

$33,329

Goodwill — The changes in the carrying amount of goodwill for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Beginning balance	$60,962	$58,456
Effects of foreign currency translation	291	(220)
Other (a)	267	178

Ending balance	$61,520	$58,414

(a)	Reflects estimated earnout payments due to the former shareholders of Chockstone and adjustments to allocations of purchase price.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

8. Merchant Deposits and Loss Reserves

The Company’s merchants have the liability for any charges properly reversed by the cardholder through a mechanism known as a chargeback. If the merchant is unable to pay this amount, the Company will be liable to the card brand networks for the reversed charges. The Company has determined that the fair value of its obligation to stand ready to perform is minimal. The Company requires personal guarantees, merchant deposits and letters of credit from certain merchants to minimize its obligation. The majority of merchant deposits held by the Company include funds in transit associated with pin debit processing and check processing in addition to merchant funds held that are associated with bankcard processing. Prior to 2009, the debit processing funds in transit were netted against receivables. As of March 31, 2010 and December 31, 2009, the Company held merchant deposits totaling $28.3 million and $25.9 million, respectively, and letters of credit totaling $388,000 and $463,000, respectively.

The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company’s SME merchant transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company’s exposure to chargebacks is the last four months’ processing volume on the SME portfolio, which was $19.5 billion and $19.6 billion for the four months ended March 31, 2010 and December 31, 2009, respectively. However, for the four months ended March 31, 2010 and December 31, 2009, the Company was presented with $13.0 million and $11.1 million, respectively, in chargebacks by issuing banks. In the three months ended March 31, 2010 and March 31, 2009, the Company incurred merchant credit losses of $3.1 million and $1.4 million, respectively, on total SME bankcard dollar volumes processed of $14.4 billion and $13.4 billion, respectively. These credit losses are included in processing and servicing costs in the Company’s consolidated statements of income.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company’s SME merchants. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its consolidated balance sheets, amounting to $1,357,000 on March 31, 2010 and $1,336,000 on December 31, 2009. This reserve is determined by performing an analysis of the Company’s historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the three month periods ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Beginning balance	$1,336	$1,097
Additions to reserve	3,300	1,529
Charges against reserve (a)	(3,279)	(1,504)

Ending balance	$1,357	$1,122

(a)	Included in these amounts are payroll segment losses of $131,000 and $77,000, respectively, for the three months ended March 31, 2010 and 2009.

Chargebacks originating from large national merchant bankcard processing are processed and carried by Fifth Third Processing Solutions, which is the Company’s third-party outsourced processor for settling large national merchant accounts.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

9. Accrued Buyout Liability

A summary of the accrued buyout liability was as follows as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(In thousands)
Vested Relationship Managers and sales managers	$42,412	$41,157
Unvested Relationship Managers and sales managers	1,698	1,729

	44,110	42,886
Less current portion	(8,822)	(9,306)

Long-term portion of accrued buyout liability	$35,288	$33,580

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.3 million at March 31, 2010 and December 31, 2009.

A summary of the activity in the accrued buyout liability for the three month periods ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Beginning balance	$42,886	$41,040
Increase in settlement obligation, net	3,127	2,381
Buyouts	(1,903)	(2,712)

Ending balance	$44,110	$40,709

The increase in settlement obligation is due to new SME merchant account signings, as adjusted for changes in same-store sales growth, changes in gross margin for existing merchant relationships, and as reduced by the impact of SME merchant attrition.

10. Credit Facilities

Amended and Restated Credit Agreement. On May 30, 2008, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders who may become a party to the Credit Agreement from time to time. The May 30, 2008 Amended and Restated Credit Agreement amended and restated in its entirety the previous credit agreement entered into on September 5, 2007 between the same parties that are parties to the Amended and Restated Credit Agreement. On August 3, 2009, the Company and JPMorgan Chase Bank, N.A. amended the Amended and Restated Credit Agreement to exclude a certain amount of charges related to the Processing System Intrusion that may be incurred or accrued by the Company in determining the Company’s compliance with the financial covenants in the Amended and Restated Credit Agreement, provide the lenders with a security interest in the assets of the Company, and increase the interest margin charged on borrowings.

The Amended and Restated Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $50 million (the “Revolving Credit Facility”), of which up to $5 million may be used for the issuance of letters of credit and up to $5 million is available for swing line loans. Upon the prior approval of the administrative agent, the Company was able to increase the total commitments by $25 million for a total commitment under the Revolving Credit Facility of $75 million. On February 18, 2010, the Company entered into a Commitment Increase Agreement (the “Commitment Increase Agreement”) with KeyBank as one of the lenders under the Revolving Credit Facility to increase the total commitment under the Revolving Credit Facility by $25 million (the “Increased Credit Commitment”). The terms of the Increased Credit Commitment are identical to the terms of the Revolving Credit Facility. The Revolving Credit Facility is available to the Company on a revolving basis until September 4, 2012.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The Amended and Restated Credit Agreement also provides for a term credit facility in the aggregate amount of up to $25 million (the “Term Credit Facility”). The Term Credit Facility requires amortizing payments in the amount of $2,083,333 on the last business day of each fiscal quarter commencing March 31, 2009. All principal and interest not previously paid on the Term Credit Facility will mature and be due and payable on December 31, 2011. Amounts borrowed and repaid under the Term Credit Facility may not be re-borrowed. Principal payments due under the Term Credit Facility as of March 31, 2010 were as follows:

Twelve Months Ended March 31,	(In thousands)
2011	$8,333
2012	6,250

$14,583

The Amended and Restated Credit Agreement contains covenants, which include the maintenance of certain leverage and fixed charge coverage ratios, limitations on the Company’s indebtedness, liens on its properties and assets, investments in, and loans to, other business units, the Company’s ability to enter into business combinations and asset sales, and certain other financial and non-financial covenants. The Company was in compliance with these covenants as of March 31, 2010.

Under the terms of the Amended and Restated Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or nine month adjusted LIBOR rates or equal to the greater of prime and the federal funds rate plus 0.50%, in each case plus a margin determined by the Company’s current leverage ratio.

At December 31, 2009, there was $50.0 million outstanding under the Revolving Credit Facility and $16.7 million outstanding under the Term Credit Facility. At March 31, 2010, there was $75.0 million outstanding under the Revolving Credit Facility and $14.6 million outstanding under the Term Credit Facility. The weighted average interest rate at March 31, 2010 was 3.04%. Total fees and direct costs paid for the Amended and Restated Credit Agreement through March 31, 2010 were $514,000. These costs are being amortized to interest expense over the life of the Amended and Restated Credit Agreement.

Bridge Loan Agreement and Increased Credit Commitment. A condition of the January 7, 2010 Settlement Agreement with Visa was for the Company to obtain a loan of at least $53.0 million from KeyBank and Heartland Bank, the proceeds of which were to be used by the Company to fund the settlement amount. See Note 3 Processing System Intrusion for more detail.

On February 18, 2010, the Company entered into a bridge loan agreement (the “Bridge Loan Agreement”) with KeyBank, as administrative agent, and KeyBank and Heartland Bank as bridge lenders. On that date, KeyBank made a bridge loan to the Company in the amount of $20.0 million and Heartland Bank made a bridge loan in the amount of $8.0 million (collectively, the “Bridge Loan”), which represents the maximum amounts that the Company may borrow under the Bridge Loan Agreement. The Company must repay the Bridge Loan by February 17, 2011. It may optionally prepay the Bridge Loan at any time in whole or in part. However, it must prepay the Bridge Loan with any net cash proceeds from certain asset sales, the net cash proceeds of certain equity and debt issuances, and the net cash proceeds of certain recovery events.

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The Bridge Loan Agreement contains covenants, which include maintenance of certain leverage and fixed charge coverage ratios, limitations on indebtedness, investments in, and loans to, other business units, the Company’s ability to enter into business combinations and asset sales, and certain other financial and non-financial covenants. These covenants also apply to certain of the Company’s subsidiaries. The Bridge Loan Agreement is secured by a first priority security interest in the Company’s service center located in Jeffersonville, Indiana (the “Service Center”) and in certain other assets relating to the ownership and occupancy of the Service Center.

The proceeds of the Bridge Loan and the Increased Credit Commitment, together with a portion of the Company’s cash reserves, were used to fund the Settlement with Visa. The Settlement Agreement was consummated on February 18, 2010, with a payment of $58.6 million.

11. Stockholders’ Equity

Common Stock Repurchases. Under authorizations from its Board of Directors, the Company repurchased an aggregate of 2,924,684 shares of its common stock through March 31, 2010 at a cost of $65.1 million, or an average cost of $22.25 per share. No common stock was repurchased during the three months ended March 31, 2010. During the years ended December 31, 2009, 2008 and 2007, the Company repurchased 350,400 shares, 781,584 shares and 731,500, respectively, of its common stock at average per share costs of $9.14, $23.02 and $25.78. At March 31, 2010, the Company has remaining authorization to repurchase up to 175,316 additional shares of its common stock.

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

Dividends on Common Stock. During the three months ended March 31, 2010 and the twelve months ended December 31, 2009, the Company’s Board of Directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Three Months Ended March 31, 2010:
February 18, 2010	March 5, 2010	March 15, 2010	$0.01

Twelve Months Ended December 31, 2009:
February 20, 2009	March 9, 2009	March 16, 2009	$0.025
May 7, 2009	May 25, 2009	June 15, 2009	$0.01
August 3, 2009	August 25, 2009	September 15, 2009	$0.01
November 3, 2009	November 23, 2009	December 15, 2009	$0.01

On May 4, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per share of common stock, payable on June 15, 2010 to stockholders of record as of May 25, 2010.

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

On January 20, 2009, the Company publicly announced the discovery of a criminal breach of its payment systems environment (the “Processing System Intrusion”). The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by the Company during the transaction authorization process. See Note 3 Processing System Intrusion for further detail and information regarding the Processing System Intrusion and the settlement and payment of a claim.

Leases—The Company leases various office spaces and certain equipment under operating leases with remaining terms ranging up to eight years. The majority of the office space lease agreements contain renewal options and generally require the Company to pay certain operating expenses.

Future minimum lease commitments under non-cancelable leases as of March 31, 2010 were as follows:

	(In thousands)
Twelve Months Ended March 31,	Capital Leases	Operating Leases
2011	$215	$6,238
2012	46	4,491
2013	—	3,782
2014	—	2,184
2015	—	1,950
Thereafter	—	4,756

Total Minimum Payments	261	$23,401

Interest Amount	(15)

Present Value of Minimum Payments	$246

Rent expense for leased property was $807,000 and $804,000, respectively, for the three months ended March 31, 2010 and 2009.

Commitments— Certain officers of the Company have entered into an employee confidential information and non-competition agreement under which they are entitled to severance pay equal to their base salary and medical benefits for 12 months and a pro-rated bonus in the event they are terminated by the Company other than for cause. There were no payouts under these agreements in 2010.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The following table reflects the Company’s other significant contractual obligations, including leases from above, as of March 31, 2010:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$12,942	$9,880	$2,595	$467	$—
Telecommunications providers	8,563	3,605	4,958	—	—
Office and equipment leases	23,401	6,238	8,273	4,134	4,756
Term Credit Facility (b)	14,583	8,333	6,250	—	—
Bridge Loan (c)	28,000	28,000	—	—	—
Construction and equipment (d)	466	466	—	—	—
Capital lease obligations	261	215	46	—	—

	$88,216	$56,737	$22,122	$4,601	$4,756

(a)	The Company has agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. Our agreements with third-party processors require the Company to submit a minimum monthly number of transactions or volume for processing. If the Company submits a number of transactions or volume that is lower than the minimum, it is required to pay the third-party processors the fees that they would have received if the Company had submitted the required minimum number or volume of transactions.
(b)	Interest rates on the Term Credit Facility are variable. If interest rates were to remain at the March 31, 2010 level, the Company would make interest payments of $304,000 in the next 1 year and $51,000 in the next 1 to 3 years, or a total of $355,000. In addition, the Company has $75 million outstanding under our Revolving Credit Facility at March 31, 2010. The Revolving Credit Facility is available on a revolving basis until September 4, 2012.
(c)	Interest rates on the Bridge Loan are variable. If interest rates were to remain at the March 31, 2010 level, the Company would make interest payments of $1,053,000 in the next year.
(d)	These amounts relate to contractual commitments we have for constructing our primary service center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with the development of this site. Through March 31, 2010, we have spent approximately $67.5 million of cash on our primary service center, including $1.7 million to acquire land.

13. Segments

The determination of the Company’s business segments is based on how the Company monitors and manages the performance of its operations. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

The Company has two reportable segments, as follows: (1) Card, which provides payment processing and related services for bankcard transactions; and (2) Other. The Card segment includes CPOS, our Canadian payments processing subsidiary, since March 2008, and Network Services since May 2008. Goodwill and intangible assets resulting from the acquisitions of CPOS and Network Services are reported in the Card segment. At March 31, 2010, goodwill related to CPOS and Network Services was $52.8 million. The Other segment includes Payroll, which provides payroll and related tax filing services, and PrepaidCard, which provides prepaid card, stored-value card and loyalty and gift card solutions. The PrepaidCard operating segment includes Debitek, General Meters and Chockstone since its November 2008 acquisition. Neither the Payroll operating segment nor the PrepaidCard operating segment meet the defined thresholds for determining individually reportable segments. Goodwill and intangible assets resulting from the acquisition of Debitek, General Meters and Chockstone are reported in the Other segment. At March 31, 2010, goodwill related to Debitek, General Meters and Chockstone was $8.7 million.

The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources and corporate services. At March 31, 2010 and 2009, 50% and 54% respectively, of the Other segment’s total assets were funds that the Company holds as a fiduciary in its Payroll services activities for payment to taxing authorities. Reconciling items include eliminations of intercompany investments and receivables.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

A summary of the Company’s segments for the three periods ended March 31, 2010 and 2009 was as follows:

	Card Segment	Other Segment	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Three Months Ended March 31, 2010
Total revenues	$401,212	$9,994	$—	$(50)	$411,156
Depreciation and amortization	5,452	724	109	—	6,285
Interest income	31	—	—	—	31
Interest expense	1,148	—	—	(47)	1,101
Net income (loss) attributable to Heartland	18,842	651	(5,265)	—	14,228
Total assets	663,865	62,516	—	(154,199)	571,182

Three Months Ended March 31, 2009
Total revenues	$364,612	$7,617	$—	$(57)	$372,172
Depreciation and amortization	4,243	458	202	—	4,903
Interest income	29	—	—	—	29
Interest expense	581	12	—	(52)	541
Net income (loss) attributable to Heartland	3,628	(296)	(5,787)	—	(2,455)
Total assets	557,181	54,523	—	(136,277)	475,427

14. Earnings Per Share

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

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share data)
Basic:
Net income (loss) attributable to Heartland	$14,228	$(2,455)

Weighted average common stock outstanding	37,628	37,535

Earnings (loss) per share	$0.38	$(0.07)

Diluted:
Net income (loss) attributable to Heartland	$14,228	$(2,455)

Basic weighted average common stock outstanding	37,628	37,535
Effect of dilutive instruments:
Stock options	1,370	307

Diluted weighted average shares outstanding	38,998	37,842

Earnings (loss) per share (a)	$0.36	$(0.07)

(a)	Due to the net loss in the 2009 period, calculating Diluted Earnings Per Share using diluted weighted average shares would be anti-dilutive. Therefore, weighted average common stock outstanding was used to calculate Diluted Earnings Per Share for the three months ended March 31, 2009.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to condensed consolidated financial statements included elsewhere in this report, and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

Forward Looking Statements

Unless the context requires otherwise, references in this report to “the Company,” “we,” “us,” and “our” refer to Heartland Payment Systems, Inc. and our subsidiaries.

Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, the impact of the criminal breach of our payment system environment (the “Processing System Intrusion”), business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. You should understand that many important factors, in addition to those discussed elsewhere in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Some of these factors are described in Item 1A. Risk Factors of the 2009 Form 10-K and include, without limitation, the significantly unfavorable economic conditions facing the United States, the results and effects of the Processing System Intrusion including the outcome of our investigation, the extent of cardholder information compromised and the consequences to our business, including the effects on sales and costs in connection with the system breach, our competitive environment, the business cycles and credit risks of our merchants, chargeback liability, merchant attrition, problems with our bank sponsor, our relationships with third-party bankcard payment processors, our inability to pass increased interchange fees along to our merchants, economic conditions, systems failures and government regulation.

Overview

General

Our primary business is to provide bankcard payment processing services to merchants in the United States and Canada. This involves facilitating the exchange of information and funds between merchants and cardholders’ financial institutions, providing end-to-end electronic payment processing services to merchants, including merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support and risk management. Our merchant customers primarily fall into two categories: our core small and midsized merchants (referred to as Small and Midsized Enterprises, or “SME”) and large national merchants, primarily in the petroleum industry. We also provide additional services to our merchants, such as payroll processing, gift and loyalty programs, and paper check processing, and we sell and rent point-of-sale devices and supplies.

On January 20, 2009, we publicly announced the Processing System Intrusion, which apparently occurred during some portion of 2008. See “— Processing System Intrusion” for more detail.

At March 31, 2010, we provided our bankcard payment processing services to approximately 173,000 active SME merchants located across the United States. This represents a 0.2% decrease from the 173,400 active SME merchants at December 31, 2009, but a 1.6% increase over the 170,300 active SME merchants at March 31, 2009. At March 31, 2010, we provided bankcard payment processing services to 74 large national merchants with 54,722 locations. Additionally, we provided bankcard payment processing services to over 7,000 merchants in Canada.

Our total bankcard processing volume for the three months ended March 31, 2010 was $17.0 billion, a 9.5% increase from the $15.5 billion processed during the three months ended March 31, 2009. Our SME bankcard processing volume for the three months ended March 31, 2010 included increases for American Express and Discover processing. Our Discover processing volume also benefited from our purchase of an existing merchant portfolio from Discover during the third quarter of 2009. Bankcard processing volume for the three months ended March 31, 2010 and 2009 was as follows (in millions):

	Three Months Ended
	2010	2009
SME merchants	$14,406	$13,436
Large national merchants	2,498	2,014
Canada	114	91

Total bankcard processing volume (a)	$17,018	$15,541

(a)	Bankcard processing volume includes volume for credit and signature debit transactions.

Merchant attrition is expected in the card payment processing industry in the ordinary course of business. We experience attrition in merchant bankcard processing volume resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account closures that we initiate due to heightened credit risks relating to, or contract breaches by, merchants, and (when applicable) same store sales contraction. We measure total processing volume attrition against all SME merchants that were processing with us in the same month a year earlier. During the three months ended March 31, 2010, we experienced 18.5% average annualized attrition of our SME bankcard processing volume. During 2009, 2008 and 2007, we experienced average annual attrition in our SME bankcard processing volume of 22.6%, 17.3% and 12.6%, respectively. Much of our attrition is related to business closures, which accelerated in 2009 and 2008 due to weak economic conditions, and in 2009 and 2008 our volume attrition was also significantly impacted by overall contraction in same stores sales.

In our SME business, we measure same store sales growth or contraction as the change in bankcard processing volume for all bankcard merchants that were processing with us in the same month a year earlier. During the three months ended March 31, 2010, same store sales contracted by 1.5% on average, compared to 7.8% on average in the 2009 full year. Same store sales growth or contraction results from the combination of the increasing or decreasing use by consumers of bankcards for the purchase of goods and services at the point of sale, and sales growth or contraction experienced by our retained SME bankcard merchants. The following table compares our same store sales growth or contraction during 2010, 2009, 2008 and 2007:

Same Store Sales Growth (Contraction)	2010	2009	2008	2007
First Quarter	(1.5)%	(7.6)%	0.6%	3.4%
Second Quarter		(9.7)%	(0.1)%	3.3%
Third Quarter		(8.6)%	(2.0)%	3.6%
Fourth Quarter		(5.2)%	(6.8)%	2.1%
Full Year		(7.8)%	(2.1)%	3.0%

We attribute the deterioration in same store sales percentages we experienced in our SME business from the third quarter of 2008 through the fourth quarter of 2009 to declining economic conditions including impacts from severely contracted credit markets, a weak housing market, historically low consumer and investor confidence and high unemployment rates. Our same store sales contraction experience tracked the overall economic downturn. Management believes that all of these factors have negatively impacted disposable income, spending and behavior, which has impacted the businesses of our SME merchants. Management believes that the challenging economic conditions may continue to negatively impact our business.

Historically, increases in our direct sales force, including our Relationship Managers, have led to significant growth in the total SME merchants for which we process and the gross margin generated by those merchants. We compensate our sales managers based on their success in growing the sales force and increasing the total SME merchant base in their regions. During 2009, the number of our Relationship Manager count contracted from 1,166 Relationship Managers at December 31, 2008 to 1,069 at December 31, 2009, but in the first quarter we grew the number of Relationship Managers to 1,120 at March 31, 2010. We measure the overall production of our sales force by gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. Our newly installed gross margin for the three months ended March 31, 2010 decreased 27% from the gross margin we installed during the three months ended March 31, 2009. We attribute this decline in newly installed gross margin to the still-weak economy, our smaller sales force, and the dislocation caused by our transition to the Industry Specialization Model (“ISM”).

The ISM model focuses the sales force on specific industry verticals, whereby Relationship Managers are assigned protected merchant verticals (e.g., restaurants, healthcare and lodging) within their territories. In order to retain their protected lists, the Relationship Manager is required to meet a minimum level of documented daily merchant visits within the protected vertical. We expect the ISM to drive an increase in the number of Relationship Managers, and to potentially increase the productivity of our sales force. In addition, we have added and improved training tools in order to improve the success rate of newly-hired salespeople, and to increase sales force productivity.

We selected the restaurant industry for our first merchant vertical for ISM, and subsequently initiate ISMs for the medical and lodging verticals. An element of our strategy is to align with leading industry organizations in a vertical to offer our products to that organization’s members through a regional or national endorsement. For example, in the restaurant vertical, we announced in January 2010 that we formed a strategic partnership with the National Restaurant Association, which will deliver a unified payments processing platform to the restaurant industry. This alliance is expected to provide restaurateurs nationwide with effective tools, solutions and resources that will help them reduce their expenses, improve operations and increase profitability, all from one source with integrated technology product platforms. Founded in 1919, The National Restaurant Association is the leading business association for the restaurant industry, which is comprised of approximately 945,000 restaurant and foodservice outlets and a work force of approximately 13 million employees.

The bankcard revenue we earn in our SME business is recurring in nature, as we typically enter into three-year service contracts with our card processing merchants that, in order to qualify for the agreed-upon pricing, require the merchant to achieve bankcard processing volume minimums. Most of our SME revenue is payment processing fees, which are a combination of a fee equal to a percentage of the dollar amount of each Visa or MasterCard transaction we process plus a flat fee per transaction. We make mandatory payments of interchange fees to card-issuing banks through Visa and MasterCard and dues, assessments and other network fees to Visa and MasterCard. Our SME gross bankcard processing revenue is largely driven by Visa and MasterCard volume processed by merchants with whom we have processing contracts; as such, we also generally benefit from consumers’ increasing use of bankcards in place of cash and checks, and sales growth, if any, experienced by our retained bankcard merchants. In contrast, Network Services revenues are largely driven by the number of transactions it processes (whether settled, or only authorized), not its processing volume, as the larger merchants which comprise Network Services’ customer base pay on a per transaction basis for processing services.

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

During the three months ended March 31, 2010 and 2009, we processed approximately 90% and 86%, respectively, of our SME bankcard merchant transactions through HPS Exchange. At March 31, 2010 and 2009, we were processing approximately 99% of our active SME bankcard merchants on Passport. Our internally developed systems are providing substantially all aspects of most of our merchants’ bankcard processing needs, excluding Network Services. Previously, we relied on third party vendors for many of these services including bankcard authorization and data capture services, settlement and merchant accounting services. We will continue to process our Network Services transactions and a minority of our SME transactions through third party systems.

We also provide payroll processing services throughout the United States. At March 31, 2010, we processed payroll for 10,226 customers, an increase of 19.9% from 8,527 payroll customers at March 31, 2009. At December 31, 2009, we processed payroll for 9,382 payroll customers. During 2008 and 2009, we developed a new comprehensive payroll management system, which we refer to as PlusOne Payroll, that streamlines all aspects of the payroll process to enable time and cost savings. PlusOne Payroll currently is being rolled out to both new and existing payroll customers. The PlusOne Payroll platform enables us to process payroll on a large scale and provide customizable solutions for businesses of all sizes.

Processing System Intrusion

On January 20, 2009, we publicly announced the discovery of the Processing System Intrusion. The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by us during the transaction authorization process. Such data is not required to be encrypted while in transit under current payment card industry guidelines. We had received confirmation of our compliance with the Payment Card Industry Data Security Standard (“PCI-DSS”) from a third-party assessor each year since the standard was announced, including in April 2008, before the discovery of the Processing System Intrusion. Subsequent to the discovery of the Processing System Intrusion, we were advised by Visa that based on Visa’s investigation of the Processing System Intrusion, Visa had removed us from Visa’s published list of PCI-DSS compliant service providers. We were similarly advised by MasterCard that, based on MasterCard’s investigation of the Processing System Intrusion, MasterCard believed we were in violation of the MasterCard Standards and, based on that belief, MasterCard removed us from MasterCard’s published list of Compliant Service Providers. In April 2009, we were re-certified as PCI-DSS compliant and the assessor’s report attesting to such re-certification has been reviewed and approved by Visa. As such, we were returned to MasterCard’s published list of Compliant Service Providers and Visa’s Global List of PCI-DSS Validated Service Providers. Card data that could have been exposed by the Processing System Intrusion included card numbers, expiration dates, and certain other information from the magnetic stripe on the back of the payment card (including, for a small percentage of cards, the cardholder’s name). However, the cardholder information that we process does not include addresses or Social Security numbers. Also, we believe that no unencrypted PIN data was captured and that the breach has been contained and did not extend beyond 2008.

During the three months ended March 31, 2010, we recovered from our insurance providers approximately $26.8 million of the costs we incurred for the Processing System Intrusion and expensed approximately $6.4 million for accruals, legal fees and costs we incurred for investigations and defending various claims and actions, for a net recovery of $20.4 million, or $0.32 per share. For the three months ended March 31, 2009, we recorded total expenses of $12.6 million, or $0.21 per share, associated with the Processing System Intrusion. Approximately $7.7 million of the $12.6 million total expenses related to accruals for assessments imposed by MasterCard and Visa in April 2009 against us and our sponsor banks. The remaining $4.9 million of the total expenses for the three months ended March 31, 2009 were for legal fees and costs incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

Since our announcement of the Processing System Intrusion on January 20, 2009 and through March 31, 2010, we have expensed a total of $139.4 million, before reducing these charges by $30.7 million of total insurance recoveries. Approximately $26.6 million of these charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services. The majority of these charges, or approximately $112.8 million, related to settlements of claims, settlement offers we made to certain claimants, or settlements we deemed likely to be agreed upon in the near term with certain claimants.

At March 31, 2010, we carried a $42.8 million Reserve for Processing System Intrusion on our Balance Sheet. The majority of this Reserve related to:

(i)	settlement offers we made to certain claimants in an attempt to resolve certain of the claims asserted against us or our sponsor banks (who have asserted rights to indemnification from us pursuant to our agreements with them); and

(ii)	settlements we have deemed likely to be agreed upon in the near term with certain claimants based upon our discussions with such claimants.

Notwithstanding our belief that we have strong defenses against the claims that are the subject of the settlement offers or discussions described in (i) and (ii) above, we decided to make the settlement offers and engage in settlement discussions in attempts to avoid the costs and uncertainty of litigation. We are prepared to vigorously defend ourselves against all the unsettled claims relating to the Processing System Intrusion that have been asserted against us and our sponsor banks to date. It is possible we will end up resolving the claims that are the subject of the settlement offers, either through settlements or pursuant to litigation, for amounts that are greater than the amount we have reserved to date. Moreover, even if the claims that are the subject of the settlement offers were resolved for the amount we have reserved, that would still leave unresolved a portion of the claims that have been asserted against us. We feel we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion, including those claims that are not the subject of the settlement offers.

Additional costs we expect to incur for legal fees and settlements related to the Processing System Intrusion will be recognized as incurred. Such costs could be material and could adversely impact our results of operations, financial condition and cash flow.

On December 17, 2009, we entered into a settlement agreement and release with American Express to resolve potential claims and other disputes among us and American Express (and its issuers) with respect to the Processing System Intrusion, and subsequently we paid approximately $3.5 million in full and final satisfaction of any and all claims of American Express and its issuers arising from or relating to the Processing System Intrusion. Such settlement agreement and release contains mutual releases by and between us and American Express (on behalf of itself and its issuers) relating to the Processing System Intrusion.

On January 7, 2010, the Company, Heartland Bank, KeyBank National Association (“KeyBank,” and, together with Heartland Bank, the “Sponsor Banks”), and Visa U.S.A. Inc., Visa International Service Association and Visa Inc. (collectively, “Visa”) entered into a settlement agreement (the “Settlement Agreement”) to resolve potential claims and other disputes among the Company, the Sponsor Banks and Visa with respect to the potential rights and claims of Visa and certain issuers of Visa-branded credit and debit cards related to the Processing System Intrusion. After including a $780,000 credit for fines previously collected by Visa during 2009, the amount paid by us under the Settlement Agreement was $59.3 million. The costs of this settlement were included in the Company’s Provision for Processing System Intrusion on our Consolidated Statement of Operations for the year ended December 31, 2009 and in its Reserve for Processing System Intrusion on its Consolidated Balance Sheet as of December 31, 2009.

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

On February 18, 2010, the Company also entered into a Commitment Increase Agreement pursuant to the Amended and Restated Credit Agreement dated as of May 30, 2008 (the “Commitment Increase Agreement”) whereby KeyBank as one of the lenders under the Amended and Restated Credit Agreement agreed to increase its revolving credit commitment to us under the Amended and Restated Credit Agreement by $25.0 million (the “Increased Credit Commitment”). The terms of the Increased Credit Commitment are similar to the terms of the Revolving Credit Facility.

The proceeds of the Bridge Loan and the Increased Credit Commitment, together with a portion of our cash reserves, were used to fund the Settlement with Visa. The Settlement Agreement was consummated on February 18, 2010, with a payment of $58.6 million.

First Quarter of 2010 Financial Results

Our financial results for the three months ended March 31, 2010 continue to reflect the impacts of economic conditions, particularly on our SME merchant base, and the impacts of the Processing System Intrusion. Poor economic conditions have unfavorably impacted both new SME merchant installs and processing volume at existing SME merchants. For the three months ended March 31, 2010, we recorded net income of $14.2 million, or $0.36 per share, compared to a net loss of $2.5 million, or $0.07 per share, in the three months ended March 31, 2009.

In the three months ended March 31, 2010, we recognized net insurance recoveries of $20.4 million, or $0.32 per share, and for the three months ended March 31, 2009, we recorded total expenses of $12.6 million, or $0.21 per share, associated with the Processing System Intrusion. The following is a summary of our financial results for the three months ended March 31, 2010:

•

During the three months ended March 31, 2010, our SME processing volume increased 7.2% to $14.4 billion from $13.4 billion during the three months ended March 31, 2009. We earn percentage-based revenues on our SME processing volume. Our SME bankcard processing volume for the three months ended March 31, 2010 included increases for American Express and Discover processing.

•

During the three months ended March 31, 2010, we generated revenues on the 108 million large national merchant transactions that we settled and on the 577 million large national merchant transactions that we authorized. These compare to 105 million transactions settled and 536 million transactions authorized during the three months ended March 31, 2009. We earn transaction-based revenues on our large national merchant card processing volume.

•

Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased $5.3 million, or 5.4%, from $98.5 million in the three months ended March 31, 2009 to $103.8 million in the three months ended March 31, 2010. The increase in net revenue was driven by the increases in net revenue from our SME merchants and increases in equipment-related income, primarily from prepaid card and stored-value card systems at our Debitek, Inc. subsidiary.

•

Our general and administrative expenses increased 8.3% from $25.0 million in the three months ended March 31, 2009 to $27.1 million in the three months ended March 31, 2010. This increase was primarily due to a $1.3 million increase in stock compensation expense. Additionally, the three months ended March 31, 2010 reflected a $0.4 million increase for costs of our sales and servicing organization summit, which focuses on the training and development of our organization.

•

Our income from operations, which we also refer to as operating income, declined to $2.6 million for the three months ended March 31, 2010, from $9.1 million for the three months ended March 31, 2009. This decline was primarily due to the continuing limiting effect which economic conditions had on growth in our net revenues, and to increases in processing and servicing expense and general and administrative expenses. Our operating margin, which we measure as operating income divided by net revenue, was 2.5% for the three months ended March 31, 2010, compared to 9.3% for the three months ended March 31, 2009.

•

During the three months ended March 31, 2010, we recovered from our insurance providers approximately $26.8 million of the costs we incurred for the Processing System Intrusion and expensed approximately $6.4 million for accruals, legal fees and costs we incurred for investigations and defending various claims and actions. The net recovery for the quarter ended March 2010 was $20.4 million. For the three months ended March 31, 2009, approximately $7.7 million of the $12.6 million total expenses that we recorded associated with the Processing System Intrusion related to accruals for assessments imposed by MasterCard and Visa in April 2009 against us and our sponsor banks. The remaining $4.9 million of the total expenses for the three months ended March 31, 2009 were for legal fees and costs incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

See “— Results of Operations — Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009” for a more detailed discussion of our financial results.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements are unaudited. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at March 31, 2010, our results of operations, our changes in stockholders’ equity and our cash flows for the three months ended March 31, 2010 and 2009. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2010. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009. The critical accounting estimates described here are those that are most important to the depiction of our financial condition and results of operations, including those whose application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain. The line items on our income statement and balance sheet, which are impacted by management’s estimates, are described below.

Revenue

Our bankcard processing revenue is derived from processing and settling Visa and MasterCard bankcard transactions for our merchant customers. Our most significant expense related to the generation of those revenues is interchange fees, which are set by the Visa and MasterCard card networks, and paid to the card issuing banks. For our SME merchants bankcard processing, we do not offset bankcard processing revenues and interchange fees because our business practice is to advance the interchange fees to most of our merchants when settling their daily transactions (thus paying the full amount of the transaction to the merchant), and then to collect our full discount fees from our merchants on the first business day of the next month. We believe this policy aids in new business generation, as our merchants benefit from bookkeeping simplicity. However, this results in our carrying a large receivable from our merchants at each period-end, and a corresponding but smaller payable to our sponsor banks, which are settled on the first business day after the period-end. As we are at risk for the receivables, we record the associated revenues on a gross processing revenue basis in our consolidated income statements. Certain of our competitors report their processing revenue net of interchange fees. This is because the card issuing banks make their payments to these competitors net of those interchange fees, and these acquirers pay this reduced amount to their merchants. Since the acquisition of Network Services, we also record a portion of our processing revenues net of interchange fees because the daily cash settlement with Network Services’ merchants is net of interchange fees.

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

The amount of the up-front signing bonus paid for new SME bankcard, payroll and check processing accounts is based on the estimated gross margin for the first year of the merchant contract. The gross signing bonuses paid during the three months ended March 31, 2010 and 2009 were 5.7 million and 9.0 million respectively and for the full year ended December 31, 2009 were $34.7 million. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The net signing bonus adjustments made during the three months ended March 31, 2010 and 2009 were $(0.7) million and $0.1 million, respectively. Positive signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year exceeds the estimated gross margin for that year, resulting in the underpayment of the up-front signing bonus and would be paid to the relevant sales person. Negative signing bonus adjustments could result from prior overpayments of up-front signing bonuses, and would be recovered from the relevant salesperson. The amount of signing bonuses paid which remained subject to adjustment at March 31, 2010 was $29.5 million.

The deferred acquisition cost component is accrued for vested salespersons over the first year of bankcard merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss for the three months ended March 31, 2010 or the year ended December 31, 2009.

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

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.3 million at March 31, 2010 and December 31, 2009.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 to 2  1/2 years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During the three months ended March 31, 2010 and 2009 we made buyout payments of approximately $1.9 million and $2.7 million, respectively, and during the 2009 full year, we made buyout payments of approximately $8.1 million. We expect to make buyout payments in the future, subject to available cash, as such buyouts reduce the monthly payments we will have to make to our salespersons for such merchants in the future.

Reserve for Processing System Intrusion

The Processing System Intrusion requires us to make assumptions and estimates concerning the outcomes and related costs and losses in connection with various lawsuits, claims, and investigations. We make our estimates of costs based on our best judgments and anticipated outcomes of these lawsuits, claims, and investigations. See “— Overview — Processing System Intrusion” for a discussion of the Processing System Intrusion.

During the three months ended March 31, 2010, we recovered from our insurance providers approximately $26.8 million of the costs we incurred for the Processing System Intrusion, and expensed approximately $6.4 million for accruals, legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services, for a net recovery of $20.4 million. For the three months ended March 31, 2009, we recorded total expenses of $12.6 million, or $0.21 per share, associated with the Processing System Intrusion. Approximately $7.7 million of this accrual related to accruals for assessments imposed by MasterCard and Visa in April 2009 against us and our sponsor banks. The remaining $4.9 million of the total expenses for the three months ended March 31, 2009 were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

Since our announcement of the Processing System Intrusion on January 20, 2009 and through March 31, 2010, we have expensed a total of $139.4 million, before reducing these charges by $30.7 million of total insurance recoveries. Approximately $26.6 million of these charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services. The majority of these charges, or approximately $112.8 million, related to settlements of claims, settlement offers we made to certain claimants, or settlements we deemed likely to be agreed upon in the near term with certain claimants.

At March 31, 2010, we carried a $42.8 million Reserve for Processing System Intrusion on our Balance Sheet. The majority of this Reserve related to:

(i)	settlement offers we made to certain claimants in an attempt to resolve certain of the claims asserted against us or our sponsor banks (who have asserted rights to indemnification from us pursuant to our agreements with them); and

(ii)	settlements we have deemed likely to be agreed upon in the near term with certain claimants based upon our discussions with such claimants.

Notwithstanding our belief that we have strong defenses against the claims that are the subject of the settlement offers or discussions described in (i) and (ii) above, we decided to make the settlement offers and engage in settlement discussions in attempts to avoid the costs and uncertainty of litigation. We are prepared to vigorously defend ourselves against all the unsettled claims relating to the Processing System Intrusion that have been asserted against us and our sponsor banks to date. It is possible we will end up resolving the claims that are the subject of the settlement offers, either through settlements or pursuant to litigation, for amounts that are greater than the amount we have reserved to date. Moreover, even if the claims that are the subject of the settlement offers were resolved for the amount we have reserved, that would still leave unresolved a portion of the claims that have been asserted against us. We feel we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion, including those claims that are not the subject of the settlement offers.

Additional costs we expect to incur for legal fees and settlements related to the Processing System Intrusion will be recognized as incurred. Such costs could be material and could adversely impact our results of operations, financial condition and cash flow.

Merchant Deposits and Loss Reserves

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder’s dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. The majority of merchant deposits held by the Company include funds in transit associated with debit processing and check processing in addition to merchant funds held that are associated with bankcard processing. At March 31, 2010 and December 31, 2009, we held SME merchant deposits totaling $28.3 million and $25.9 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent bankcard processing volume. At March 31, 2010 and December 31, 2009, our loss reserve totaled $1,357,000 and $1,336,000, respectively. Aggregate bankcard merchant losses, including losses charged to operations and the loss reserve, were $3.1 million and $1.4 million for the three months ended March 31, 2010 and 2009, respectively and were $5.9 million for December 31, 2009.

Chargebacks originating from large national merchant bankcard processing are processed and carried by Fifth Third Processing Solutions, which is our third-party outsourced processor for settling large national merchant accounts.

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

We estimate the grant date fair value of the stock options we issue using a Black-Scholes valuation model for “plain-vanilla” stock options and performance-based stock options, and we use a lattice valuation model to measure grant date fair value for stock options containing market vesting conditions. Our assumption for expected volatility is based on our historical volatility for those option grants whose expected life fall within a period we have sufficient historical volatility data related to market trading of our own Common Stock. For those option grants whose expected life is longer than we had sufficient historical volatility data related to market trading of our own Common Stock, we determined an expected volatility assumption by referencing the average volatility experienced by a group of our public company peers. For plain-vanilla stock options, we estimate the expected life of a stock option based on the simplified method as provided by the staff of the SEC. The simplified method is used because, at this point, we do not have sufficient historical information to develop reasonable expectations about future exercise patterns. For the performance-based options, the expected life is estimated based on the average of three possible performance condition outcomes. Our dividend yield assumption is based on dividends expected to be paid over the expected life of the stock option. Our risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option.

We did not grant any stock options during the first quarter of 2010. The weighted-average fair value of options we granted during 2009, 2008 and 2007 were $3.12, $6.11 and $7.64, respectively. The fair value of options granted during 2009, 2008 and 2007 was estimated at the grant date using the following weighted average assumptions:

	Year Ended December 31,
	2009	2008	2007
Expected volatility	48%	35%	31%
Expected life	3.75 to 4.0 years	2.5 to 4.0 years	2.5 to 3.75 years
Expected Dividends	0.47%	1.36%	0.90%
Risk-free interest rate	1.76%	2.98%	4.29%

In 2009, our Board of Directors approved grants of 362,600 Restricted Share Units. These Restricted Share Units are nonvested share awards which will vest over a four-year service period. The closing price of our common stock on the grant date equals the grant date fair value of these nonvested share awards and will be recognized as compensation expense over their four-year service periods.

Goodwill

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. We recorded goodwill in connection with our acquisitions of Debitek, Inc., E-Secure Peripherals, Inc., General Meters Corp., Collective Point of Sales Solutions Ltd., Network Services and Chockstone, Inc. Goodwill is tested for impairment at least annually and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of the reporting unit. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others: a significant decline in expected future cash flows; a sustained decline in market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. We perform annual goodwill impairment testing in the fourth quarter. Our evaluation indicated that no impairment exists as of December 31, 2009 or 2008. At March 31, 2010 and December 31, 2009, goodwill of $61.5 million and $61.0 million, respectively, was recorded on our Consolidated Balance Sheet. We may be required to record goodwill impairment losses in future periods, whether in connection with our next annual impairment testing in the fourth quarter of 2010 or prior to that, if any such indicators constitute a triggering event in other than the quarter in which the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.

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

We also account for the recognition and measurement of tax benefits associated with uncertain tax positions. This requires evaluations of individual tax positions to determine whether any part of that position can be recognized or continues to be recognized in the financial statements. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. At March 31, 2010, our reserve for unrecognized tax benefits related to uncertain tax positions was $1.6 million.

We have not recorded any unrecognized tax benefits that would be reasonably possible to significantly increase or decrease within 12 months of the reporting date. As of March 31, 2010, a total of $1.1 million unrecognized tax benefit would, if recognized, impact the effective tax rate.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Three Months Ended March 31, 2010	% of Total Revenue	Three Months Ended March 31, 2009	% of Total Revenue	Change
					Amount	%
Total Revenues	$411,156	100.0%	$372,172	100.0%	$38,984	10.5%
Costs of Services:
Interchange	281,050	68.4%	257,372	69.2%	23,678	9.2%
Dues, assessments and fees	26,270	6.4%	16,280	4.4%	9,990	61.4%
Processing and servicing	57,018	13.9%	48,056	12.9%	8,962	18.6%
Customer acquisition costs	13,365	3.3%	12,575	3.4%	790	6.3%
Depreciation and amortization	3,754	0.9%	3,734	1.0%	20	0.5%

Total costs of services	381,457	92.8%	338,017	90.8%	43,440	12.9%
General and administrative	27,100	6.6%	25,033	6.7%	2,067	8.3%

Total expenses	408,557	99.4%	363,050	97.5%	45,507	12.5%

Income from operations	2,599	0.6%	9,122	2.5%	(6,523)	(71.5)%

Other income (expense):
Interest income	31	—	29	—	2	6.9%
Interest expense	(1,101)	(0.3)%	(541)	(0.1)%	(560)	103.5%
(Provision for) recovery of processing system intrusion costs	20,364	5.0%	(12,590)	(3.4)%	32,954
Other, net	945	0.2%	2	—	943

Total other income (expense)	20,239	4.9%	(13,100)	(3.5)%	33,339

Income (loss) before income taxes	22,838	5.6%	(3,978)	(1.1)%	26,816
Provision for (benefit from) income taxes	8,594	2.1%	(1,501)	(0.4)%	10,095

Net income (loss)	14,244	3.5%	(2,477)	(0.7)%	16,721
Less: Net income (loss) attributable to noncontrolling interests	16		(22)		38

Net income (loss) attributable to Heartland	$14,228	3.5%	$(2,455)	(0.7)%	$16,683

Total Revenues. Total revenues increased by 10.5% from $372.2 million in the three months ended March 31, 2009 to $411.2 million in the three months ended March 31, 2010, primarily as a result of a $37.0 million, or 10.2%, increase in processing revenues. The breakout of our total revenues for the three months ended March 31, 2010 and 2009 was as follows (in thousands of dollars):

	Three Months Ended March 31,		Change from Prior Year
	2010	2009	Amount	%
Processing revenues, gross (a)	$399,219	$362,252	$36,967	10.2%
Payroll processing revenues	4,943	4,428	515	11.6%
Equipment-related income	6,994	5,492	1,502	27.3%

Total Revenues	$411,156	$372,172	$38,984	10.5%

(a)	Includes Visa, MasterCard, AMEX and Discover bankcard processing revenues, AMEX fees, Discover fees, check processing fees, customer service fees, gift card, loyalty and other miscellaneous revenue.

The $37.0 million increase in processing revenues from $362.3 million in the three months ended March 31, 2009 to $399.2 million in the three months ended March 31, 2010 was primarily due to higher SME merchant card processing revenues. Revenues from our SME bankcard processing increased due to higher SME bankcard processing volume. For the three months ended March 31, 2010, our SME bankcard processing volume increased 7.2% to $14.4 billion, compared to $13.4 billion for the three months ended March 31, 2009. This increase in SME bankcard processing volume was primarily attributable to the American Express and Discover processing volume we added in 2009. Network Services increased its bankcard processing revenues on the 108 million transactions it settled, representing $2.5 billion in processing volume, and the 577 million transactions it authorized through its front-end card processing systems during the three months ended March 31, 2010, compared to 105 million transactions it settled, representing $2.0 billion in processing volume, and the 536 million transactions it authorized through its front-end card processing systems during the three months ended March 31, 2009. The increase in Network Services’ bankcard processing revenues was primarily due to increases in Visa and MasterCard bankcard transaction authorization fees, which we pass through to merchants. We report Network Services’ settled bankcard processing revenues net of credit interchange and dues and assessments because the daily cash settlement with Network Services’ merchants is on a net basis.

Payroll processing revenues, which include fees earned on payroll processing services and interest income earned on funds held for customers, increased by 11.6%, from $4.4 million in the three months ended March 31, 2009 to $4.9 million in the three months ended March 31, 2010, primarily due to the 19.9% increase in the number of payroll processing customers from 8,527 at March 31, 2009 to 10,226 at March 31, 2010, partially offset by the impact of a reduction in the average number of employees at our customers.

Equipment-related income increased by 27.3% from $5.5 million in the three months ended March 31, 2009 to $7.0 million in the three months ended March 31, 2010, primarily due to increases in revenues from the laundry vertical in our prepaid and stored-value card business at our Debitek subsidiary.

Costs of services. Costs of services increased 12.9% from $338.0 million in the three months ended March 31, 2009 to $381.5 million in the three months ended March 31, 2010, due primarily to increases in interchange fees, dues, assessments and fees, and processing and servicing expense. Costs of services represented 92.8% of total revenues in the three months ended March 31, 2010, up from 90.8% in the three months ended March 31, 2009.

Interchange fees increased 9.2% from $257.4 million in the three months ended March 31, 2009 to $281.1 million in the three months ended March 31, 2010, and represented 68.4% of total revenues in the three months ended March 31, 2010 compared to 69.2% in the three months ended March 31, 2009. The increase in interchange fees was primarily due to higher SME bankcard processing volume in the three months ended March 31, 2010.

Dues, assessments and fees increased 61.4% from $16.3 million in the three months ended March 31, 2009 to $26.3 million in the three months ended March 31, 2010, primarily as a result of increases in MasterCard and Visa bankcard transaction authorization fees during 2009, and also due to higher SME bankcard processing volume. Dues, assessments and fees were 6.4% of total revenues in the three months ended March 31, 2010, compared to 4.4% in the three months ended March 31, 2009.

Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 5.4% from $98.5 million in the three months ended March 31, 2009, to $103.8 million in the three months ended March 31, 2010. The increase in net revenue was driven primarily by increases in SME bankcard processing volume and equipment-related revenues.

Processing and servicing expense for the three months ended March 31, 2010 increased by $9.0 million, or 18.6%, compared with the three months ended March 31, 2009. The increase in processing and servicing expense was due to costs associated with processing the higher SME bankcard processing volume, increased costs of sales related to the higher payroll and equipment-related revenues, costs of investments we have made in strengthening our processing systems, an increase in the amount of merchant losses and increases in the costs of operating our service centers, particularly the costs of support personnel, including account managers and depreciation and amortization. As a percentage of total revenue, processing and servicing expense increased to 13.9% for the three months ended March 31, 2010 compared with 12.9% for the three months ended March 31, 2009. Transactions processed on HPS Exchange represented approximately 90% of our total SME processing transactions during the three months ended March 31, 2010, compared to 86% during the three months ended March 31, 2009.

Customer acquisition costs increased 6.3% from $12.6 million in the three months ended March 31, 2009 to $13.4 million in the three months ended March 31, 2010. The increase in customer acquisition costs was primarily due to a higher rate of increase in the accrued buyout liability in the three months ended March 31, 2010. This increase is attributable to new merchant added since

March 31, 2009 and lower same store sales contraction in the three months ended March 31, 2010. Customer acquisition costs for the three months ended March 31, 2010 and 2009 included the following components (in thousands of dollars):

	Three Months Ended March 31,
	2010	2009
Amortization of signing bonuses, net	$9,973	$10,279
Amortization of capitalized customer deferred acquisition costs	4,075	3,851
Increase in accrued buyout liability	3,127	2,381
Capitalized customer deferred acquisition costs	(3,810)	(3,936)

Total Customer Acquisition Costs	$13,365	$12,575

Depreciation and amortization expenses for the three months ended March 31, 2010 were relatively unchanged from the three months ended March 31, 2009. Most of our investments in information technology have been for security-related enhancements and in support of the continuing development of HPS Exchange, Passport and other processing-related initiatives. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by employees that worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized decreased from $2.9 million in the three months ended March 31, 2009 to $2.4 million in the three months ended March 31, 2010. The total amount of capitalized costs for projects placed in service in the three months ended March 31, 2010 and 2009 was $3.1 million and $1.5 million, respectively.

General and administrative. General and administrative expenses increased 8.3%, from $25.0 million in the three months ended March 31, 2009 to $27.1 million in the three months ended March 31, 2010. This increase was primarily due to a $1.3 million increase in stock compensation expense. Additionally, the three months ended March 31, 2010 reflected a $0.4 million increase for costs of our sales and servicing organization summit, which focuses on the training and development of our organization. General and administrative expenses as a percentage of total revenue for the three months ended March 31, 2010 was 6.6%, a decrease from 6.7% for the three months ended March 31, 2009.

Income from operations. Our income from operations, which we also refer to as operating income, declined to $2.6 million for the three months ended March 31, 2010, from $9.1 million for the three months ended March 31, 2009. This decline was primarily due to the continuing limiting effect which economic conditions had on growth in our net revenues, and to increases in processing and servicing expense and general and administrative expenses. Our operating margin, which we measure as operating income divided by net revenue, was 2.5% for the three months ended March 31, 2010, compared to 9.3% for the three months ended March 31, 2009.

Interest expense. Interest expense for the three months ended March 31, 2010 of $1.1 million increased from $541,000 for the three months ended March 31, 2009. The increase in interest expense for the three months ended March 31, 2010 was due to higher interest rates incurred on our borrowings under our Amended and Restated Credit Agreement, increased borrowings under our Amended and Restated Credit Agreement and Bridge Loan, and higher average payables to our sponsor banks. See “—Liquidity and Capital Resources—Credit Facility” for more detail on our borrowings. Interest expense which we recorded as payables to our sponsor banks resulted from our practice of having our sponsor banks advance interchange fees to most of our SME merchants. Generally, when we have cash available for investment we fund these advances to our SME merchants first with our cash, then by incurring a payable to our sponsor banks when that cash has been expended. We pay our sponsor banks the prime rate on these payables.

(Provision for) recovery of processing system intrusion costs. See “—Overview—Processing System Intrusion and —Critical Accounting Estimates—Reserve for Processing System Intrusion” for more details on the Processing System Intrusion.

During the three months ended March 31, 2010, we recovered from our insurance providers approximately $26.8 million of the costs we incurred for the Processing System Intrusion and expensed approximately $6.4 million for accruals, legal fees and costs we incurred for investigations and defending various claims and actions, for a net recovery of $20.4 million, or $0.32 per share. For the three months ended March 31, 2009, we recorded total expenses of $12.6 million, or $0.21 per share, associated with the Processing System Intrusion. Approximately $7.7 million of the $12.6 million total expenses related to accruals for assessments imposed by MasterCard and Visa in April 2009 against us and our sponsor banks. The remaining $4.9 million of the total expenses for the three months ended March 31, 2009 were for legal fees and costs incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

Other income (expense), net. Other, net for the three months ended March 31, 2010 reflected a net legal settlement received during the period.

Income taxes. Income taxes for the three months ended March 31, 2010 were an expense of $8.6 million, reflecting an effective tax rate of 37.6%. This compares to income tax benefit of $1.5 million for the three months ended March 31, 2009, an effective tax rate of 37.7%.

Net income (loss) attributable to Heartland. As a result of the above factors, we recorded net income of $14.2 million for the three months ended March 31, 2010. This compares to a net loss of $2.5 million for the three months ended March 31, 2009.

Balance Sheet Information

	March 31, 2010	December 31, 2009
	(in thousands)
Selected Balance Sheet Data

Cash	$59,385	$32,113
Funds held for payroll customers	31,339	29,667
Receivables, net	155,579	149,403
Current tax asset	22,137	16,266
Current deferred tax asset	21,262	42,760
Capitalized customer acquisition costs, net	66,771	72,038
Property and equipment, net	99,220	99,989
Goodwill	61,520	60,962
Intangible assets	33,329	34,637
Total assets	572,182	562,206

Due to sponsor banks	81,315	80,007
Accounts payable	30,024	32,305
Deposits held for payroll customers	31,339	29,667
Borrowings:
Current portion	111,534	58,547
Long term portion	6,295	8,419
Accrued buyout liability:
Current portion	8,822	9,306
Long term portion	35,288	33,580
Reserve for Processing System Intrusion	42,768	99,911
Total liabilities	424,022	432,251
Total stockholders’ equity	147,930	129,741

March 31, 2010 Compared to December 31, 2009

Total assets increased $10.0 million, or 1.8%, to $572.2 million at March 31, 2010 from $562.2 million at December 31, 2009, primarily due to increases in cash, funds held for payroll customers and receivables. Funds held for payroll customers increased $1.7 million to $31.3 million at March 31, 2010, with an equivalent increase in the liability for deposits held for payroll customers. Cash increased by $27.3 million, or 84.9% primarily due to insurance recoveries related to the Processing System Intrusion (see “— Overview — Reserve for Processing System Intrusion” and “—Liquidity and Capital Resources” for more detail).

Our receivables are primarily due from our bankcard processing merchants and result from our practice of advancing interchange fees to most of our SME merchants during the month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge merchants for processing transactions. Generally, these advances to our SME merchants are funded first with our cash available for investment, then by incurring a payable to our sponsor banks when that cash has been expended. At March 31, 2010, we used $20.0 million of available cash to fund merchant advances and at December 31, 2009, we used $7.0 million of cash to fund merchant advances. The amount due to sponsor banks for funding advances was $81.3 million at March 31, 2010 and $80.0 million at December 31, 2009. The payable to sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment and check processing terminals.

Receivables also include amounts resulting from the sale, installation, training and repair of payment system hardware and software for prepaid card and stored-value card payment systems and campus payment solutions.

The increase in current tax assets and the reduction in current deferred tax assets primarily resulted from the payment of the settlement with Visa (see “— Overview —Processing System Intrusion” for more detail). The payment of the settlement with Visa was also the reason for the $58.6 million decrease in our Reserve for Processing System Intrusion.

Current borrowings increased $53.0 million, or 90.5%, to $111.5 million at March 31, 2010 from $58.5 million at December 31, 2009, due to our January 7, 2010 Settlement Agreement with Visa and that Settlement Agreement’s condition that we obtain a loan of at least $53.0 million from Sponsor Banks, the proceeds of which were to be used to fund the settlement amount. See “— Overview — Provision for Processing System Intrusion” and “—Liquidity and Capital Resources” for discussion of the Settlement Agreement, the Bridge Loan and the Increased Credit Commitment.

Total stockholders’ equity increased $18.2 million from December 31, 2009 primarily due to recording net income of $14.2 million for the three months ended March 31, 2010, including net pre-tax insurance recoveries of $20.4 million related to the Processing System Intrusion. Other increases in total stockholders’ equity for the three months ended March 31, 2010 included proceeds received from the exercise of stock options and tax benefits related to those stock option exercises.

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

Our cash requirements include funding payments to salespersons for signing bonuses, residual commissions and residual buyouts, paying interest expense and other operating expenses, including taxes, constructing our primary service center and investing in building our technology infrastructure. We expect that our future cash requirements will include material amounts required to defend against claims arising from the Processing System Intrusion and could include material amounts required to resolve such claims. At times, we have used cash to repurchase our common stock. We could in the future use cash for other unspecified acquisitions of businesses or assets.

Other than borrowings we used to fund our May 2008 acquisition of Network Services and our settlement with Visa, we fund our cash needs primarily with cash flow from our operating activities and through our agreements with our sponsor banks to fund SME merchant advances. We believe that our current cash and investment balances, cash generated from operations and our agreements with our sponsor banks to fund SME merchant advances will provide sufficient liquidity to meet our anticipated needs for operating capital for at least the next twelve months. However, we may face a liquidity challenge if we are unable to meet cash requirements arising from the Processing System Intrusion from our operating cash flow, replace our current Credit Facility with a new arrangement, or refinance the Bridge Loan. See “— Overview — Processing System Intrusion” for more detail. We cannot provide assurance that we will be able to replace our current Credit Facility with a new arrangement or refinance the Bridge Loan in order to meet any liquidity challenges we may face.

On December 17, 2009, we entered into a settlement agreement and release with American Express to resolve potential claims and other disputes among us and American Express (and its issuers) with respect to the Processing System Intrusion, and subsequently paid approximately $3.5 million in full and final satisfaction of any and all claims of American Express and its issuers arising from or relating to the Processing System Intrusion. Such settlement agreement and release contains mutual releases by and between us and American Express (on behalf of itself and its issuers) relating to the Processing System Intrusion.

On January 7, 2010, we, Heartland Bank, KeyBank National Association (“KeyBank,” and, together with Heartland Bank, the “Sponsor Banks”), and Visa U.S.A. Inc., Visa International Service Association and Visa Inc. (collectively, “Visa”) entered into a settlement agreement (the “Settlement Agreement”) to resolve potential claims and other disputes among us, the Sponsor Banks and Visa with respect to the potential rights and claims of Visa and certain issuers of Visa-branded credit and debit cards related to the Processing System Intrusion. After credit for fines previously collected by Visa during 2009, the settlement amount paid under the Settlement Agreement was $59.3 million. We had included costs of this settlement in our Provision for Processing System Intrusion on our Consolidated Statement of Operations for the year ended December 31, 2009 and in our Reserve for Processing System Intrusion on the Consolidated Balance Sheet as of December 31, 2009.

A condition of the Settlement Agreement was that we obtain a loan of at least $53.0 million from the Sponsor Banks, the proceeds of which were to be used to partially fund the settlement amount. See “— Credit Facilities” for a discussion of our $28.0 million Bridge Loan and our $25.0 million Increased Credit Commitment, both entered into on February 18, 2010. We used the proceeds of the Bridge Loan and the Increased Credit Commitment, together with a portion of our cash reserves, to fund the Settlement with Visa. The Settlement Agreement was consummated on February 18, 2010.

On March 31, 2010, we were fully borrowed on our credit facilities. See “— Credit Facilities” for more details.

Our working capital, defined as current assets less current liabilities, was negative by $50.9 million at March 31, 2010 primarily due to the following: (i) our $42.8 million of Reserves for Processing System Intrusion, which remains unpaid at March 31, 2010, (ii) our Revolving Credit Facility, which expires on September 4, 2012, with $75.0 million in borrowings classified as a current liability, and (iii) our $28.0 million Bridge Loan, which is due on February 17, 2011 and is classified as a current liability. See “— Credit Facilities” for discussions of the Revolving Credit Facility and the Bridge Loan. Management believes that this working capital deficiency will not cause illiquidity and that we will be able to satisfy our obligations in the normal course because: (i) while we expect the $75.0 million Revolving Credit Facility may be refinanced, we have the flexibility to defer its repayment until 2012, (ii) the terms related to the ultimate payment of the remaining $42.8 million Reserve for Processing System Intrusion have not been established, but our willingness to agree to any settlement and payment thereof is contingent upon our ability to obtain appropriate financing, and (iii) we expect the $28.0 million Bridge Loan to be refinanced. We cannot offer any assurance that we will be able to refinance the Revolving Credit Facility or the Bridge Loan or obtain financing to pay any additional settlement related to the Processing System Intrusion.

At March 31, 2010, we had cash on our Balance Sheet totaling $59.4 million compared to cash of $32.1 million at December 31, 2009 and $27.6 million at December 31, 2008. The increase in cash at March 31, 2010 was primarily due to recovering from our insurance providers approximately $26.8 million of the costs we incurred for the Processing System Intrusion. Our March 31, 2010 cash balance included approximately $29.9 million of processing-related cash in transit and collateral, compared to approximately $25.5 million of cash in transit and collateral at December 31, 2009 and approximately $17.6 million of cash in transit and collateral at December 31, 2008.

2009 Acquisition. On July 31, 2009, we purchased for $3.2 million the existing Discover merchant portfolio, which we were already processing. This purchase related to our 2008 agreement with DFS Services, LLC, which enables us to offer bankcard merchants a streamlined process that enables them to accept Discover Network cards on our processing platforms. This asset is being amortized over the next 76 months in proportion to estimated future cash flows.

Each funding source and use is described in more detail below.

Cash Flow (Used In) Provided By Operating Activities. We reported net cash used in operating activities of $21.6 million in the three months ended March 31, 2010, compared to net cash provided by operating activities of $15.8 million in the three months ended March 31, 2009.

The primary reason for the negative operating cash flow for the three months ended March 31, 2010 was the payment of $58.6 million, which is reflected in the reduction of our Reserve for Processing System Intrusion, for the settlement with Visa. The Settlement Agreement with Visa required us to obtain a loan of at least $53.0 million from our Sponsor Banks, the proceeds of which were to be used to fund the settlement amount (see “— Overview — Processing System Intrusion” for more detail). The $53.0 million of proceeds from the loans we obtained from our Sponsor Banks are included in Cash Flow Provided by Financing Activities (See “— Cash Flow Provided By (Used In) Financing Activities). Partially offsetting the impact of the Visa settlement on our operating cash flow for the three months ended March 31, 2010 was approximately $26.8 million of cash we recovered from our insurance providers against certain costs we incurred for the Processing System Intrusion. For the three months ended March 31, 2010 and 2009, we paid $5.4 million and $3.3 million, respectively, for costs we incurred for legal fees and costs incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

Other major determinants of operating cash flow are net signing bonus payments, which consume operating cash as we install new merchants, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout liability” for more information. Net signing bonuses of $5.0 million and $9.0 million, respectively, were paid in the three months ended March 31, 2010 and 2009. The reduction in net signing bonuses paid during the three months ended March 31, 2010 reflects a year-over-year decline in newly installed gross margin. In the three months ended March 31, 2010 and 2009, we reduced the accrued buyout liability by making buyout payments of $1.9 million and $2.7 million, respectively.

Cash Flow Used In Investing Activities. Net cash used in investing activities was $4.1 million for the three months ended March 31, 2010, compared to $11.8 million for the three months ended March 31, 2009. The amount of cash used in investing activities was lower during the three months ended March 31, 2010 as cash we used to fund capital expenditures was $4.2 million, compared to $11.8 million invested in the three months ended March 31, 2009. Capital expenditures include costs of $0.6 million and $5.9 million in the three months ended March 31, 2010 and 2009, respectively, related to the construction of our primary service center facility in Jeffersonville, Indiana. See “—Contractual Obligations” for more detail regarding cumulative cash outlays and expected future funding requirements related to our primary service center. We also continued building our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and Passport. To further develop our technology, we anticipate that these expenditures will continue near current levels. Additionally, our technology expenditures in 2009 were increased by measures we implemented after the Processing System Intrusion to further enhance the security of our computer system.

Cash Flow Provided By (Used In) Financing Activities. Net cash provided by financing activities was $52.9 million for the three months ended March 31, 2010, compared to net cash used in financing activities of $5.6 million for the three months ended March 31, 2009. Cash flow from financing activities in the three months ended March 31, 2010 included the $53.0 million of proceeds from the loans we obtained from our Sponsor Banks to use in funding the February 18, 2010 settlement with Visa (see “— Overview — Processing System Intrusion” for more detail).

During the three months ended March 31, 2010 and 2009, we made term loan amortization payments of $2.1 million due under our Term Credit facility. See “— Credit Facility” for more details.

Cash dividends paid in the three months ended March 31, 2010 were $0.4 million, compared to dividends paid of $0.9 million in the three months ended March 31, 2009. See “— Dividends on Common Stock” for more information on our common stock dividends. During the three months ended March 31, 2010 and 2009, employees exercised stock options generating cash proceeds in the aggregate of $1.8 million and $0.4 million, respectively.

Cash used in financing activities in three-month period ended March 31, 2009 included cash for common stock repurchases. See “— Common Stock Repurchases” for more information on our common stock repurchases authorization. We used $3.2 million of cash to repurchase 350,400 shares of our common stock during the three months ended March 31, 2009. No common stock was repurchased during the three months ended March 31, 2010.

Credit Facilities. On May 30, 2008, we entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders who may become a party to the Credit Agreement from time to time. The May 30, 2008 Amended and Restated Credit Agreement amended and restated in its entirety the previous credit agreement entered into on September 5, 2007 between the same parties that are parties to the Amended and Restated Credit Agreement. On August 3, 2009, we amended the Amended and Restated Credit Agreement to exclude a certain amount of charges related to the Processing System Intrusion that may be incurred or accrued by us in determining our compliance with the financial covenants of the Amended and Restated Credit Agreement, provide the lenders with a security interest in the assets of the Company, and increase the interest margin charged on borrowings.

The Amended and Restated Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $50 million (the “Revolving Credit Facility”), of which up to $5 million may be used for the issuance of letters of credit and up to $5 million is available for swing line loans. Upon the prior approval of the administrative agent, the Company was able to increase the total commitments by $25 million for a total commitment under the Revolving Credit Facility of $75 million. On February 18, 2010, the Company entered into a Commitment Increase Agreement (the “Commitment Increase Agreement”) with KeyBank as one of the lenders under the Revolving Credit Facility to increase the total commitment under the Revolving Credit Facility by $25 million (the “Increased Credit Commitment”). The terms of the Increased Credit Commitment are identical to the terms of the Revolving Credit Facility. The Revolving Credit Facility is available to the Company on a revolving basis until September 4, 2012.

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

The Amended and Restated Credit Agreement contains covenants, which include our maintenance of certain leverage and fixed charge coverage ratios, limitations on our indebtedness, liens on our properties and assets, our investments in, and loans to, other business units, our ability to enter into business combinations and asset sales, and certain other financial and non-financial covenants. These covenants also apply to certain of our subsidiaries. We were in compliance with these covenants as of March 31, 2010. Under the terms of the Amended and Restated Credit Agreement, we may borrow, at our option, at interest rates equal to one, two, three or nine month adjusted LIBOR rates or equal to the greater of prime and the federal funds rate plus 0.50%, in each case plus a margin determined by our current leverage ratio.

On February 18, 2010, the Company entered into a bridge loan agreement (the “Bridge Loan Agreement”) with KeyBank, as administrative agent, and KeyBank and Heartland Bank as bridge lenders. On that date, KeyBank made a bridge loan to the Company in the amount of $20.0 million and Heartland Bank made a bridge loan in the amount of $8.0 million (collectively, the “Bridge Loan”), which are the maximum amounts that the Company may borrow under the Bridge Loan Agreement. The Company must repay the Bridge Loan by February 17, 2011. We may optionally prepay the Bridge Loan at any time in whole or in part. However, we must prepay the Bridge Loan with any net cash proceeds from certain asset sales, the net cash proceeds of certain equity and debt issuances, and the net cash proceeds of certain recovery events.

The proceeds of the Bridge Loan and the Increased Credit Commitment, together with a portion of our cash reserves, were used to fund the Settlement with Visa. The Settlement Agreement was consummated on February 18, 2010, with a payment of $58.6 million.

At December 31, 2009, there was $50.0 million outstanding under the Revolving Credit Facility and $16.7 million outstanding under the Term Credit Facility. At March 31, 2010, there was $75.0 million outstanding under the Revolving Credit Facility, $14.6 million outstanding under the Term Credit Facility, and $28.0 million outstanding under the Bridge Loan.

Common Stock Repurchases. No common stock was repurchased during the three months ended March 31, 2010. During the years ended December 31, 2009, 2008 and 2007, we repurchased 350,400 shares, 781,584 shares and 731,500, respectively, of our common stock at average per share costs of $9.14, $23.02 and $25.78. Under authorizations from its Board of Directors, we repurchased an aggregate of 2,924,684 shares of our common stock through March 31, 2010 at a cost of $65.1 million, or an average cost of $22.25 per share. At March 31, 2010, the Company has remaining authorization to repurchase up to 175,316 additional shares of its common stock.

Dividends on Common Stock. The following table summarizes quarterly cash dividends declared and paid on our common stock during 2010 and 2009:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Three Months Ended March 31, 2010:
February 18, 2010	March 5, 2010	March 15, 2010	$0.01

Twelve Months Ended December 31, 2009:
February 20, 2009	March 9, 2009	March 16, 2009	$0.025
May 7, 2009	May 25, 2009	June 15, 2009	$0.01
August 3, 2009	August 25, 2009	September 15, 2009	$0.01
November 3, 2009	November 23, 2009	December 15, 2009	$0.01

On May 4, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per share of common stock, payable on June 15, 2010 to stockholders of record as of May 25, 2010.

Contractual Obligations. The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we must do so. As the majority of our SME transactions involve the delivery of the product or service at the time of the transaction, a good basis to estimate our exposure to chargebacks is the last four months’ bankcard processing volume on our SME portfolio, which was $19.5 billion for the four months ended March 31, 2010 and $19.6 billion for the four months ended December 31, 2009. However, during the four months ended March 31, 2010 and December 31, 2009, we were presented with $13.0 million and $11.1 million, respectively, of chargebacks by issuing banks. In the three months ended March 31, 2010 and the 2009 full year, we incurred merchant credit losses of $3.1 million and $5.9 million, respectively, on total SME bankcard dollar volumes processed of $14.4 billion and $59.0 billion, respectively. These credit losses are included in processing and servicing expense in our consolidated statements of operations.

Chargebacks originating from large national merchant bankcard processing are processed and carried by Fifth Third Processing Solutions, which is our third-party outsourced processor for settling large national merchant accounts.

The following table reflects our significant contractual obligations as of March 31, 2010:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Processing providers (a)	$12,942	$9,880	$2,595	$467	$—
Telecommunications providers	8,563	3,605	4,958	—	—
Office and equipment leases	23,401	6,238	8,273	4,134	4,756
Term Loan Facility (b)	14,583	8,333	6,250	—	—
Bridge Loan (c)	28,000	28,000	—	—	—
Land, construction and equipment (d)	466	466	—	—	—
Capital lease obligations	261	215	46	—	—

	$88,216	$56,737	$22,122	$4,601	$4,756

(a)	We have agreements with several third-party processors to provide us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. Our agreements with third-party processors require us to submit a minimum monthly number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay the third party processors the fees that they would have received if we had submitted the required minimum number or volume of transactions.
(b)	Interest rates on the Term Credit Facility are variable. If interest rates were to remain at the March 31, 2010 level, we would make interest payments of $304,000 in the next 1 year and $51,000 in the next 1 to 3 years, or a total of $355,000. In addition, we have $75 million outstanding under our Revolving Credit Facility at March 31, 2010. The Revolving Credit Facility is available on a revolving basis until September 4, 2012.
(c)	Interest rates on the Bridge Loan are variable. If interest rates were to remain at the March 31, 2010 level, we would make interest payments of $1,053,000 in the next year.
(d)	These amounts relate to contractual commitments we have for constructing our primary service center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with the development of this site. Through March 31, 2010, we have spent approximately $67.5 million of our cash on our primary service center, including $1.7 million to acquire land. Construction of that facility commenced in 2006 and we completed 96,000 square feet of office space for Phase 1 of the primary service center and opened it for operation in December 2007. In December 2008 our processing equipment deployment group moved into a portion of an additional 125,000 square feet of multi-use space constructed on the site.

In addition, we record a payable to sponsor banks each month in conjunction with our monthly processing activities. This amount was $81.3 million as of March 31, 2010. This amount is repaid on the first business day of the following month out of the fees collected from our merchants.

Unrecognized Tax Benefits. At March 31, 2010, we had gross tax-effected unrecognized tax benefits of approximately $1.6 million. See “— Critical Accounting Estimates — Income Taxes.” As of March 31, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

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

On June 10, 2009, the Judicial Panel on Multidistrict Litigation (the “JPML”) entered an order centralizing the class action cases for pre-trial proceedings before the United States District Court for the Southern District of Texas, under the caption In re Heartland Payment Systems, Inc. Customer Data Security Breach Litigation, MDL No. 2046, 4:09-md-2046. On August 24, 2009, the court appointed interim co-lead and liaison counsel for the financial institution and consumer plaintiffs. On September 23, 2009, the financial institution plaintiffs filed a Master Complaint in the MDL proceedings, which we moved to dismiss on October 23, 2009. Briefing on that motion to dismiss concluded on February 1, 2010 and the motion remains pending. On December 18, 2009, we and interim counsel for the consumer plaintiffs filed with the Court a proposed settlement agreement, subject to court approval, of the consumer class action claims On May 3, 2010, the Court entered an order preliminarily certifying the settlement class, authorizing notice to the class to proceed, and scheduling a fairness hearing for December 10, 2010. The putative consumer class actions and putative financial institution class actions filed against us and pending through March 9, 2010 are described in “Legal Proceedings—Processing System Intrusion Legal Proceedings.”

Other actions have been filed against us seeking damages allegedly arising out of the Processing System Intrusion and other related relief on an individual basis. On October 14, 2009, the Clark County Indiana Teachers Federal Credit Union filed a complaint in the Clark Circuit Superior Court of the State of Indiana. This action is captioned Clark County Indiana Teachers Federal Credit Union v. Heartland Payment Systems, Inc., Civ. No. 10D02-0910-LL-1209, and asserts claims for negligence and breach of contract. On April 12, 2010, we filed an answer to the complaint and are seeking a stay of proceedings pending the court’s decision on the motion to dismiss in the MDL proceedings. On December 28, 2009, Putnam Bank of Putnam, Connecticut filed a complaint in Connecticut Superior Court, Putnam Bank v. Heartland Payment Systems, Inc., case no. WWM-CV-10-6001208-S. On January 20, 2010, we removed the action to the United States District Court for the District of Connecticut, case no. 3:10-cv-0061 (JBA), and, on January 27, 2010, filed a Notice of Potential Tag-Along Action, requesting centralization of the action with the MDL proceedings. On March 17, 2010, the action was centralized with the MDL proceedings. On February 9, 2010, OmniAmerican Bank filed a complaint in the District Court for Collin County, Texas, Civ. No. 380-00563-2012. The complaint identifies as a party in interest the Federal Insurance Company, which is alleged to have insured plaintiff and reimbursed it for $1,005,077.50, less a $100,000 deductible. On March 15, 2010, we filed and answer to the complaint and removed the action to the United States District Court for the Eastern District of Texas, case no. 4:10-cv-114, and, on March 16, 2010, filed a Notice of Potential Tag-Along Action, requesting centralization of the action with the MDL proceedings. On April 29, 2010, the action was centralized with the MDL proceedings. On February 18, 2010, Quad City Bank and Trust filed a complaint in the District Court for Collin County, Texas, Civ. No. 380-00721-2010. The complaint identifies as a party in interest the Federal Insurance Company, which is alleged to have insured plaintiff and reimbursed it for $432,420.32, less a $100,000 deductible. On March 15, 2010, we filed and answer to the complaint and removed the action to the United States District Court for the Eastern District of Texas, case no. 4:10-cv-115 and, on March 16, 2010, filed a Notice of Potential Tag-Along Action, requesting centralization of the action with the MDL proceedings. On April 29, 2010, the action was centralized with the MDL proceedings.

On January 19, 2010, financial institution plaintiffs, including certain of the named plaintiffs in the MDL proceedings, commenced an action against our sponsor banks in the United States District Court for the Southern District of Texas, captioned Lonestar National Bank, N.A. et al. v. KeyBank NA, et al., Civ. No. 4:10-cv-00171. This action against our sponsor banks asserts common-law claims similar to those asserted against us, and likewise seeks to represent all financial institutions that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion. On March 4, 2010, this action was transferred to the judge overseeing the MDL proceedings. On April 9, 2010, our sponsor banks moved to dismiss the complaint. The response of financial institution plaintiffs to the motions to dismiss is due May 14, 2010. The sponsor banks could seek indemnification from us in regard to the claims asserted in this action.

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

On February 18, 2010, after conducting an investigation, the Special Committee issued a Confidential Report to the independent members of our Board of Directors, in which it concluded that the interests of us and our stockholders would not be served by pursuing claims against our directors and officers. The Special Committee recommended that our Board of Directors seek dismissal of the derivative litigation pending as of the date of the Confidential Report. Counsel for the Plaintiffs in the Consolidated Miele Action requested and reviewed sections of such Confidential Report. On March 19, 2010, following a review of the information provided to counsel, the Plaintiffs in the Consolidated Miele Action filed a stipulation for dismissal of the action with prejudice. Pursuant to the stipulation, the Court dismissed the Consolidated Miele Action with prejudice on March 22, 2010.

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

We have been contacted by the Federal Financial Institutions Examination Council and informed that it will be making inquiries into the Processing System Intrusion, and the Federal Trade Commission, by letters dated February 19, 2009, August 4, 2009, and March 10, 2010, has requested that we provide information about our payment processing services and information security practices. Additionally, we have received written or telephonic inquiries relating to the Processing System Intrusion from a number of state Attorneys General’s offices, including a Civil Investigative Demand from the Louisiana Department of Justice Office of the Attorney General, the Canadian Privacy Commission, and other government officials. We are cooperating with the government officials in response to each of these inquiries. Additional lawsuits may be filed against us relating to the Processing System Intrusion and that additional inquiries from governmental agencies may be received or investigations may be commenced.

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

During the three months ended March 31, 2010, we recovered from our insurance providers approximately $26.8 million of the costs we incurred for the Processing System Intrusion, and expensed approximately $6.4 million for accruals, legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services, for a net recovery of $20.4 million or $0.32 per share. For the three months ended March 31, 2009, we recorded total expenses of $12.6 million, or $0.21 per share, associated with the Processing System Intrusion. Approximately $7.7 million of this accrual related to accruals for assessments imposed by MasterCard and Visa in April 2009 against us and our sponsor banks. The remaining $4.9 million of the total expenses for the three months ended March 31, 2009 were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

Since our announcement of the Processing System Intrusion on January 20, 2009 and through March 31, 2010, we have expensed a total of $139.4 million, before reducing these charges by $30.7 million of total insurance recoveries. Approximately $26.6 million of these charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services. The majority of these charges, or approximately $112.8 million, related to settlements of claims, settlement offers we made to certain claimants, or settlements we deemed likely to be agreed upon in the near term with certain claimants.

At March 31, 2010, we carried a $42.8 million Reserve for Processing System Intrusion on our Balance Sheet. The majority of this Reserve related to:

(i)	settlement offers we made to certain claimants in an attempt to resolve certain of the claims asserted against us or our sponsor banks (who have asserted rights to indemnification from us pursuant to our agreements with them), and

(ii)	settlements we have deemed likely to be agreed upon in the near term with certain claimants based upon our discussions with such claimants.

Notwithstanding our belief that we have strong defenses against the claims that are the subject of the settlement offers or discussions described in (i) and (ii) above, we decided to make the settlement offers and engage in settlement discussions in attempts to avoid the costs and uncertainty of litigation. We are prepared to vigorously defend ourselves against all the unsettled claims relating to the Processing System Intrusion that have been asserted against us and our sponsor banks to date. It is possible we will end up resolving the claims that are the subject of the settlement offers, either through settlements or pursuant to litigation, for amounts that are greater than the amount we have reserved to date. Moreover, even if the claims that are the subject of the settlement offers were resolved for the amount we have reserved, that would still leave unresolved a portion of the claims that have been asserted against us. We feel we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion, including those claims that are not the subject of the settlement offers.

Additional costs we expect to incur for legal fees and settlements related to the Processing System Intrusion will be recognized as incurred. Such costs could be material and could adversely impact our results of operations, financial condition and cash flow.

On December 17, 2009, we entered into a settlement agreement and release with American Express to resolve potential claims and other disputes among us and American Express (and its issuers) with respect to the Processing System Intrusion, and subsequently we paid approximately $3.5 million in full and final satisfaction of any and all claims of American Express and its issuers arising from or relating to the Processing System Intrusion. Such settlement agreement and release contains mutual releases by and between us and American Express (on behalf of itself and its issuers) relating to the Processing System Intrusion.

On January 7, 2010, the Company, Heartland Bank, KeyBank National Association (“KeyBank,” and, together with Heartland Bank, the “Sponsor Banks”), and Visa U.S.A. Inc., Visa International Service Association and Visa Inc. (collectively, “Visa”) entered into a settlement agreement (the “Settlement Agreement”) to resolve potential claims and other disputes among the Company, the Sponsor Banks and Visa with respect to the potential rights and claims of Visa and certain issuers of Visa-branded credit and debit cards related to the Processing System Intrusion. After including a $780,000 credit for fines previously collected by Visa during 2009, the settlement amount paid by the Company under the Settlement Agreement was $59.3 million. The costs of this settlement were included in the Company’s Provision for Processing System Intrusion on its Consolidated Statement of Operations for the year ended December 31, 2009 and in its Reserve for Processing System Intrusion on its Consolidated Balance Sheet as of December 31, 2009.

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

On February 18, 2010, the Company also entered into a Commitment Increase Agreement pursuant to the Amended and Restated Credit Agreement dated as of May 30, 2008 (the “Commitment Increase Agreement”) whereby KeyBank as one of the lenders under the Amended and Restated Credit Agreement agreed to increase its revolving credit commitment to us under the Amended and Restated Credit Agreement by $25.0 million (the “Increased Credit Commitment”). The terms of the Increased Credit Commitment are similar to the terms of the Revolving Credit Facility.

The proceeds of the Bridge Loan and the Increased Credit Commitment, together with a portion of our cash reserves, were used to fund the Settlement with Visa. The Settlement Agreement was consummated on February 18, 2010, with a payment of $58.6 million.

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

On September 9, 2009, VeriFone Israel Ltd. filed a lawsuit in the Northern District of California alleging patent infringement of U.S. Patent No. 6,853,093 by our prototype NP3000 payment terminals. VeriFone Israel seeks injunctive relief against the alleged infringement and damages, including enhanced damages for willfulness and reasonable attorneys’ fees. On October 13, 2009, VeriFone Israel Ltd. amended its complaint to add an additional plaintiff, VeriFone Holdings, Inc., and seeking declaratory judgment that VeriFone Holdings was not involved in certain unfair business activity including tortious interference with contract and prospective economic advantage, tortious refusal to deal, breach of contract, breach of implied duty of good faith and fair dealing, unfair competition and defamation. These declaratory judgment counts regarding VeriFone’s unfair business activities correspond to affirmative claims we brought against VeriFone Holdings in New Jersey State Court, previously. VeriFone voluntarily dismissed these claims on February 15, 2010. We filed a declaratory judgment action in the Northern District of California on February 16, 2010 seeking a judgment that we do not infringe U.S. Patent No. 6,853,093 and that the patent is not valid. Such action was transferred to the District of New Jersey on April 22, 2010.

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

We have interest rate risk related to our payable to our sponsor banks. During each month, KeyBank and Heartland Bank advance interchange fees to most of our merchants. We fund these advances first by applying a portion of our available cash and then by incurring a significant payable to our sponsor banks, bearing interest at the prime rate. At March 31, 2010, our payable to our sponsor banks was $81.3 million. This payable is repaid on the first business day of the following month out of fees collected from our merchants. During the quarter ended March 31, 2010 the average daily interest-bearing balance of that payable was approximately $35.2 million. The outstanding balance of our payable to our sponsor banks is directly related to our bankcard processing volume and also will fluctuate depending on the amount of our available cash. A hypothetical 100 basis point change in short-term interest rates applied to our average payable to sponsor banks would result in a change of approximately $352,000 in annual pre-tax income.

We also incur interest rate risk on borrowings under our Amended and Restated Credit Agreement and our Bridge Loan. The Amended and Restated Credit Agreement provides for a Revolving Credit Facility in an aggregate amount of $75 million and a Term Credit Facility with $14.6 million outstanding at March 31, 2010. The Term Credit Facility requires amortizing payments in the amount of $2,083,333 on the last business day of each fiscal quarter commencing March 31, 2009. Under the terms of the Amended and Restated Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or nine month adjusted LIBOR rates or equal to the greatest of prime, the secondary market rate for three month certificates of deposits plus 1% and the federal funds rate plus 0.50%, in each case plus a margin determined by the Company’s current leverage ratio. At March 31, 2010, we had $28.0 million outstanding under our Bridge Loan. The Bridge Loan bears interest at a rate of 1.0% plus the Alternate Base Rate. The Alternate Base Rate is the greater of (i) KeyBank’s prime rate, (ii) 0.5% plus the weighted average of the overnight Federal funds rate and (iii) 1.0% plus one-month LIBOR. During the quarter ended March 31, 2010, the average daily interest-bearing balances outstanding were $78.0 million under the Amended and Restated Credit Agreement and $12.8 million under the Bridge Loan. A hypothetical 100 basis point increase in short-term interest rates applied to our average outstanding balance under the Amended and Restated Credit Agreement and our Bridge Loan would result in a decline of approximately $780,000 and $128,000, respectively, in annual pre-tax income.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities within three years. At March 31, 2010, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $48,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $6,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $48,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $6,000.

Foreign Currency Risk. While substantially all of our business is conducted in U.S. dollars, our Canadian processing subsidiary, CPOS, conducts its operations in Canadian dollars. Consequently, a portion of CPOS’ revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our CPOS subsidiary. We have not hedged our translation risk on foreign currency exposure. For the three months ended March 31, 2010, foreign currency exposures had an immaterial impact on our revenues and our net income (loss). At March 31, 2010, fluctuations in exchange rates on CPOS’ assets and liabilities increased our Other Comprehensive Income by $0.3 million.

We do not hold or engage in the trading of derivative financial, commodity or foreign exchange instruments.

Office Facilities

At March 31, 2010, we owned one facility and leased eleven facilities which we use for operational, sales and administrative purposes.

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

We also leased the following facilities as of March 31, 2010:

Location	Square Feet	Expiration
Alpharetta, Georgia	3,008	November 30, 2010
Chattanooga, Tennessee	9,461	September 30, 2014
Cleveland, Ohio	21,729	June 30, 2012
Colorado Springs, Colorado	9,920	March 1, 2014
Johnson City, Tennessee	45,000	October 22, 2010
Phoenix, Arizona	1,284	March 31, 2011
Plano, Texas	53,976	May 31, 2015 for 26,988 square feet. January 14, 2019 for 26,988 square feet.
Portland, Oregon	11,564	September 30, 2013
Toronto, Ontario, Canada	14,094	July 31, 2020
West Windsor Township, New Jersey	5,288	May 31, 2013

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. Based upon that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective and provided reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

During the quarter ended March 31, 2010, there was no change in the Company’s internal controls over financial reporting (as defined in Rule 13 a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On June 10, 2009, the Judicial Panel on Multidistrict Litigation (the “JPML”) entered an order centralizing the class action cases for pre-trial proceedings before the United States District Court for the Southern District of Texas, under the caption In re Heartland Payment Systems, Inc. Customer Data Security Breach Litigation, MDL No. 2046, 4:09-md-2046. On August 24, 2009, the court appointed interim co-lead and liaison counsel for the financial institution and consumer plaintiffs. On September 23, 2009, the financial institution plaintiffs filed a Master Complaint in the MDL proceedings, which we moved to dismiss on October 23, 2009. Briefing on that motion to dismiss concluded on February 1, 2010 and the motion remains pending. On December 18, 2009, the Company and interim counsel for the consumer plaintiffs filed with the Court a proposed settlement agreement, subject to court approval, of the consumer class action claims. On May 3, 2010, the Court entered an order preliminarily certifying the settlement class, authorizing notice to the class to proceed, and scheduling a fairness hearing for December 10, 2010. The putative consumer class actions and putative financial institution class actions filed against us and pending through March 9, 2010 are described in “Legal Proceedings — Processing System Intrusion Legal Proceedings.”

Other actions have been filed against us seeking damages allegedly arising out of the Processing System Intrusion and other related relief on an individual basis. On October 14, 2009, the Clark County Indiana Teachers Federal Credit Union filed a complaint in the Clark Circuit Superior Court of the State of Indiana. This action is captioned Clark County Indiana Teachers Federal Credit Union v. Heartland Payment Systems, Inc., Civ. No. 10D02-0910-LL-1209, and asserts claims for negligence and breach of contract. On April 12, 2010, we filed an answer to the complaint and are seeking a stay of proceedings pending the court’s decision on the motion to dismiss in the MDL proceedings. On December 28, 2009, Putnam Bank of Putnam, Connecticut filed a complaint in Connecticut Superior Court, Putnam Bank v. Heartland Payment Systems, Inc., case no. WWM-CV-10-6001208-S. On January 20, 2010, we removed the action to the United States District Court for the District of Connecticut, case no. 3:10-cv-0061 (JBA), and, on January 27, 2010, filed a Notice of Potential Tag-Along Action, requesting centralization of the action with the MDL proceedings. On March 17, 2010, the action was centralized with the MDL proceedings. On February 9, 2010, OmniAmerican Bank filed a complaint in the District Court for Collin County, Texas, Civ. No. 380-00563-2012. The complaint identifies as a party in interest the Federal Insurance Company, which is alleged to have insured plaintiff and reimbursed it for $1,005,077.50, less a $100,000 deductible. On March 15, 2010, we filed and answer to the complaint and removed the action to the United States District Court for the Eastern District of Texas, case no. 4:10-cv-114, and, on March 16, 2010, filed a Notice of Potential Tag-Along Action, requesting centralization of the action with the MDL proceedings. On April 29, 2010, the action was centralized with the MDL proceedings. On February 18, 2010, Quad City Bank and Trust filed a complaint in the District Court for Collin County, Texas, Civ. No. 380-00721-2010. The complaint identifies as a party in interest the Federal Insurance Company, which is alleged to have insured plaintiff and reimbursed it for $432,420.32, less a $100,000 deductible. On March 15, 2010, we filed and answer to the complaint and removed the action to the United States District Court for the Eastern District of Texas, case no. 4:10-cv-115 and, on March 16, 2010, filed a Notice of Potential Tag-Along Action, requesting centralization of the action with the MDL proceedings. On April 29, 2010, the action was centralized with the MDL proceedings.

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

On January 19, 2010, financial institution plaintiffs, including certain of the named plaintiffs in the MDL proceedings, commenced an action against our sponsor banks in the United States District Court for the Southern District of Texas, captioned Lonestar National Bank, N.A. et al. v. KeyBank NA, et al., Civ. No. 4:10-cv-00171. This action against our sponsor banks asserts common-law claims similar to those asserted against us, and likewise seeks to represent all financial institutions that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion. On March 4, 2010, this action was transferred to the judge overseeing the MDL proceedings. On April 9, 2010, our sponsor banks moved to dismiss the complaint. The response of financial institution plaintiffs to the motions to dismiss is due May 14, 2010. The sponsor banks could seek indemnification from us in regard to the claims asserted in this action.

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

On February 18, 2010, after conducting an investigation, the Special Committee issued a Confidential Report to the independent members of our Board of Directors, in which it concluded that the interests of us and our stockholders would not be served by pursuing claims against our directors and officers. The Special Committee recommended that our Board of Directors seek dismissal of the derivative litigation pending as of the date of the Confidential Report. Counsel for the Plaintiffs in the Consolidated Miele Action requested and reviewed sections of such Confidential Report. On March 19, 2010, following a review of the information provided to counsel, the Plaintiffs in the Consolidated Miele Action filed a stipulation for dismissal of the action with prejudice. Pursuant to the stipulation, the Court dismissed the Consolidated Miele Action with prejudice on March 22, 2010.

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

We have been contacted by the Federal Financial Institutions Examination Council and informed that it will be making inquiries into the Processing System Intrusion, and the Federal Trade Commission, by letters dated February 19, 2009, August 4, 2009, and March 10, 2010, has requested that we provide information about our payment processing services and information security practices. Additionally, we have received written or telephonic inquiries relating to the Processing System Intrusion from a number of state Attorneys General’s offices, including a Civil Investigative Demand from the Louisiana Department of Justice Office of the Attorney General, the Canadian Privacy Commission, and other government officials. We are cooperating with the government officials in response to each of these inquiries. Additional lawsuits may be filed against us relating to the Processing System Intrusion and that additional inquiries from governmental agencies may be received or investigations may be commenced.

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

During the three months ended March 31, 2010, the Company recovered from its insurance providers approximately $26.8 million of the costs it incurred for the Processing System Intrusion and expensed approximately $6.4 million for accruals, legal fees and costs it incurred for investigations and defending various claims and actions, for a net recovery of $20.4 million, or $0.32 per share. For the three months ended March 31, 2009, the Company recorded total expenses of $12.6 million, or $0.21 per share, associated with the Processing System Intrusion. Approximately $7.7 million of the $12.6 million total expenses related to accruals for assessments imposed by MasterCard and Visa in April 2009 against the Company and its sponsor banks. The remaining $4.9 million of the total expenses for the three months ended March 31, 2009 were for legal fees and costs it incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

Since our announcement of the Processing System Intrusion on January 20, 2009 and through March 31, 2010, we have expensed a total of $139.4 million, before reducing these charges by $30.7 million of total insurance recoveries. Approximately $26.6 million of these charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services. The majority of these charges, or approximately $112.8 million, related to settlements of claims, settlement offers we made to certain claimants, or settlements we deemed likely to be agreed upon in the near term with certain claimants.

At March 31, 2010, we carried a $42.8 million Reserve for Processing System Intrusion on our Balance Sheet. The majority of this Reserve related to:

(i)	settlement offers we made to certain claimants in an attempt to resolve certain of the claims asserted against us or our sponsor banks (who have asserted rights to indemnification from us pursuant to our agreements with them), and

(ii)	settlements we have deemed likely to be agreed upon in the near term with certain claimants based upon discussions with such claimants.

Notwithstanding our belief that we have strong defenses against the claims that are the subject of the settlement offers or discussions described in (i) and (ii) above, we decided to make the settlement offers and engage in settlement discussions in attempts to avoid the costs and uncertainty of litigation. We are prepared to vigorously defend ourselves against all the unsettled claims relating to the Processing System Intrusion that have been asserted against us and our sponsor banks to date. It is possible we will end up resolving the claims that are the subject of the settlement offers, either through settlements or pursuant to litigation, for amounts that are greater than the amount we have reserved to date. Moreover, even if the claims that are the subject of the settlement offers were resolved for the amount we have reserved, that would still leave unresolved a portion of the claims that have been asserted against us. We feel we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion, including those claims that are not the subject of the settlement offers.

Additional costs we expect to incur for legal fees and settlements related to the Processing System Intrusion will be recognized as incurred. Such costs could be material and could adversely impact our results of operations, financial condition and cash flow.

On December 17, 2009, we entered into a settlement agreement and release with American Express to resolve potential claims and other disputes among us and American Express (and its issuers) with respect to the Processing System Intrusion, and subsequently we paid approximately $3.5 million in full and final satisfaction of any and all claims of American Express and its issuers arising from or relating to the Processing System Intrusion. Such settlement agreement and release contains mutual releases by and between us and American Express (on behalf of itself and its issuers) relating to the Processing System Intrusion.

On January 7, 2010, the Company, Heartland Bank, KeyBank National Association (“KeyBank,” and, together with Heartland Bank, the “Sponsor Banks”), and Visa U.S.A. Inc., Visa International Service Association and Visa Inc. (collectively, “Visa”) entered into a settlement agreement (the “Settlement Agreement”) to resolve potential claims and other disputes among the Company, the Sponsor Banks and Visa with respect to the potential rights and claims of Visa and certain issuers of Visa-branded credit and debit cards related to the Processing System Intrusion. After including a $780,000 credit for fines previously collected by Visa during 2009, the settlement amount paid by the Company under the Settlement Agreement was $59.3 million. The costs of this settlement were included in the Company’s Provision for Processing System Intrusion on its Consolidated Statement of Operations for the year ended December 31, 2009 and in its Reserve for Processing System Intrusion on its Consolidated Balance Sheet as of December 31, 2009.

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

On February 18, 2010, the Company also entered into a Commitment Increase Agreement pursuant to the Amended and Restated Credit Agreement dated as of May 30, 2008 (the “Commitment Increase Agreement”) whereby KeyBank, as one of the lenders under the Amended and Restated Credit Agreement, agreed to increase its revolving credit commitment to us under the Amended and Restated Credit Agreement by $25.0 million (the “Increased Credit Commitment”). The terms of the Increased Credit Commitment are similar to the terms of the Revolving Credit Facility.

The proceeds of the Bridge Loan and the Increased Credit Commitment, together with a portion of our cash reserves, were used to fund the Settlement with Visa. The Settlement Agreement was consummated on February 18, 2010, with a payment of $58.6 million.

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

On September 9, 2009, VeriFone Israel Ltd. filed a lawsuit in the Northern District of California alleging patent infringement of U.S. Patent No. 6,853,093 by our prototype NP3000 payment terminals. VeriFone Israel seeks injunctive relief against the alleged infringement and damages, including enhanced damages for willfulness and reasonable attorneys’ fees. On October 13, 2009, VeriFone Israel Ltd. amended its complaint to add an additional plaintiff, VeriFone Holdings, Inc., and seeking declaratory judgment that VeriFone Holdings was not involved in certain unfair business activity including tortious interference with contract and prospective economic advantage, tortious refusal to deal, breach of contract, breach of implied duty of good faith and fair dealing, unfair competition and defamation. These declaratory judgment counts regarding VeriFone’s unfair business activities correspond to affirmative claims we brought against VeriFone Holdings in New Jersey State Court, previously. VeriFone voluntarily dismissed these claims on February 15, 2010. We filed a declaratory judgment action in the Northern District of California on February 16, 2010 seeking a judgment that we do not infringe U.S. Patent No. 6,853,093 and that the patent is not valid. Such action was transferred to the District of New Jersey on April 22, 2010.

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

There have been no material changes in our Risk Factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Under authorizations from its Board of Directors, we repurchased an aggregate of 2,924,684 shares of our common stock as part of publicly announced plans through March 31, 2010 at a cost of $65.1 million, or an average cost of $22.25 per share. No common stock was repurchased during the three months ended March 31, 2010. During the years ended December 31, 2009, 2008 and 2007, we repurchased 350,400 shares, 781,584 shares and 731,500, respectively, of our common stock at average per share costs of $9.14, $23.02 and $25.78. At March 31, 2010, the Company has remaining authorization to repurchase up to 175,316 additional shares of its common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed And Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2010

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