Form 10-Q
period 2010-09-30
HEARTLAND PAYMENT SYSTEMS INC
filed 2010-11-08
CIK 1144354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 2, 2010, there were 38,224,575 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. CONDENSED FINANCIAL INFORMATION

Item 1.	Financial Statements

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash	$45,512	$32,113
Funds held for payroll customers	24,660	29,667
Receivables, net	171,893	149,403
Investments held to maturity	1,558	1,450
Inventory	11,350	12,381
Prepaid expenses	5,635	8,874
Current tax asset	23,156	16,266
Current deferred tax assets, net	7,275	42,760

Total current assets	291,039	292,914
Capitalized customer acquisition costs, net	60,450	72,038
Property and equipment, net	101,004	99,989
Goodwill	62,126	60,962
Intangible assets, net	30,785	34,637
Deposits and other assets, net	523	1,666

Total assets	$545,927	$562,206

Liabilities and stockholders’ equity
Current liabilities:
Due to sponsor banks	$81,628	$80,007
Accounts payable	38,753	32,305
Deposits held for payroll customers	24,660	29,667
Current portion of borrowings	111,469	58,547
Current portion of accrued buyout liability	5,854	9,306
Merchant deposits and loss reserves	37,848	27,214
Accrued expenses and other liabilities	27,650	30,456
Reserve for processing system intrusion	1,618	99,911

Total current liabilities	329,480	367,413
Deferred tax liabilities, net	22,162	21,448
Reserve for unrecognized tax benefits	1,542	1,391
Long-term portion of borrowings	2,083	8,419
Long-term portion of accrued buyout liability	23,415	33,580

Total liabilities	378,682	432,251

Commitments and contingencies (Note 12)	—	—

Equity
Common Stock, $0.001 par value, 100,000,000 shares authorized, 38,213,645 and 37,524,298 shares issued and outstanding at September 30, 2010 and December 31, 2009	38	38
Additional paid-in capital	181,940	171,736
Accumulated other comprehensive loss	(308)	(546)
Accumulated deficit	(14,722)	(41,487)

Total stockholders’ equity	166,948	129,741
Noncontrolling interests	297	214

Total equity	167,245	129,955

Total liabilities and equity	$545,927	$562,206

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Total Revenues	$499,074	$442,568	$1,386,111	$1,232,113

Costs of Services:
Interchange	350,964	305,059	962,749	853,666
Dues, assessments and fees	32,688	27,527	88,962	63,393
Processing and servicing	59,282	50,356	175,622	148,278
Customer acquisition costs	12,573	13,147	38,758	38,479
Depreciation and amortization	3,890	4,006	11,400	11,614

Total costs of services	459,397	400,095	1,277,491	1,115,430
General and administrative	25,479	27,784	76,673	77,247

Total expenses	484,876	427,879	1,354,164	1,192,677

Income from operations	14,198	14,689	31,947	39,436

Other income (expense):
Interest income	43	29	111	86
Interest expense	(1,240)	(782)	(3,511)	(1,868)
(Provision for) recovery of processing system intrusion costs	(740)	(73,322)	14,770	(105,292)
Other, net	2	—	2,022	4

Total other income (expense)	(1,935)	(74,075)	13,392	(107,070)

Income (loss) before income taxes	12,263	(59,386)	45,339	(67,634)
Provision for (benefit from) income taxes	4,694	(22,314)	17,352	(25,484)

Net income (loss)	7,569	(37,072)	27,987	(42,150)
Less: Net income attributable to noncontrolling interests	36	24	83	16

Net income (loss) attributable to Heartland	$7,533	$(37,096)	$27,904	$(42,166)

Net income (loss)	$7,569	$(37,072)	$27,987	$(42,150)
Other comprehensive income:
Unrealized gains on investments, net of income tax of $13, $16, $37 and $24	23	27	60	40
Foreign currency translation adjustment	331	782	178	1,251

Comprehensive income (loss)	7,923	(36,263)	28,225	(40,859)
Less: Net income attributable to noncontrolling interests	36	24	83	16

Comprehensive income (loss) attributable to Heartland	$7,887	$(36,287)	$28,142	$(40,875)

Earnings (loss) per common share:
Basic	$0.20	$(0.99)	$0.74	$(1.12)
Diluted	$0.19	$(0.99)	$0.71	$(1.12)

Weighted average number of common shares outstanding:
Basic	38,130	37,461	37,899	37,484
Diluted	39,444	38,129	39,263	37,896

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(unaudited)

	Heartland Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Treasury Stock	Noncontrolling Minority Interests	Total Equity
	Shares	Amount
Nine Months Ended September 30, 2009:
Balance, January 1, 2009	37,676	$38	$167,337	$(2,145)	$14,014	$—	$119	$179,363
Issuance of Common Stock– options exercised	137	—	548	—	—	—	—	548
Excess tax benefit on stock options exercised	—	—	325	—	—	—	—	325
Repurchase of Common Stock	(350)	—	—	—	—	(3,202)	—	(3,202)
Retirement of Treasury Stock	—	—	(1,556)	—	(1,646)	3,202	—	—
Stock-based compensation	—	—	2,811	—	—	—	—	2,811
Accumulated other comprehensive income (loss):
Unrealized gain on available for sale investments	—	—	—	40	—	—	—	40
Foreign currency translation adjustment	—	—	—	1,251	—	—	29	1,280
Dividends on Common Stock	—	—	—	—	(1,685)	—	—	(1,685)
Net (loss) for the period	—	—	—	—	(42,166)	—	16	(42,150)

Balance September 30, 2009	37,463	$38	$169,465	$(854)	$(31,483)	$—	$164	$137,330

Nine months Ended September 30, 2010:
Balance, January 1, 2010	37,524	$38	$171,736	$(546)	$(41,487)	$—	$214	$129,955
Issuance of Common Stock – options exercised	636	—	4,713	—	—	—	—	4,713
Issuance of Common Stock – RSU’s Vested	53	—	(522)					(522)
Excess tax benefit on stock options exercised	—	—	1,555	—	—	—	—	1,555
Stock-based compensation	—	—	4,458	—	—	—	—	4,458
Accumulated other comprehensive income (loss):
Unrealized gain on available for sale investments	—	—	—	60	—	—	—	60
Foreign currency translation adjustment	—	—	—	178	—	—	—	178
Dividends on Common Stock	—	—	—	—	(1,139)	—	—	(1,139)
Net income for the period	—	—	—	—	27,904	—	83	27,987

Balance September 30, 2010	38,213	$38	$181,940	$(308)	$(14,722)	$—	$297	$167,245

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income (loss) attributable to Heartland	$27,904	$(42,166)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	40,944	42,663
Other depreciation and amortization	19,141	15,823
Addition to loss reserves	7,880	4,375
Provision for doubtful receivables	773	624
Stock-based compensation	4,458	2,811
Deferred taxes	36,157	(18,095)
Net income attributable to noncontrolling interests	83	16
Other	194	6
Changes in operating assets and liabilities:
Increase in receivables	(23,256)	(9,513)
Decrease (increase) in inventory	1,033	(105)
Payment of signing bonuses, net	(17,956)	(25,504)
Increase in capitalized customer acquisition costs	(11,400)	(12,569)
Decrease in prepaid expenses	3,241	1,070
Increase in current tax asset	(5,336)	(11,951)
Decrease (increase) in deposits and other assets	1,112	(1,142)
Excess tax benefits on options exercised	(1,555)	(325)
Increase (decrease) in reserve for unrecognized tax benefits	151	(452)
Increase in due to sponsor bank	1,622	13,944
Increase in accounts payable	5,423	1,375
Decrease in accrued expenses and other liabilities	(3,334)	(1,490)
Increase in merchant deposits and loss reserves	2,754	13,974
(Decrease) increase in reserve for processing system intrusion	(98,293)	82,911
Payouts of accrued buyout liability	(22,831)	(6,319)
Increase in accrued buyout liability	9,214	8,385

Net cash (used in) provided by operating activities	(21,877)	58,346

Cash flows from investing activities
Purchase of investments held to maturity	(1,425)	(1,076)
Maturities of investments held to maturity	1,321	1,208
Decrease in funds held for payroll customers	5,103	5,232
Decrease in deposits held for payroll customers	(5,007)	(5,166)
Proceeds from disposal of property and equipment	—	33
Acquisition of business	(108)	(3,193)
Purchases of property and equipment	(16,367)	(33,585)

Net cash used in investing activities	(16,483)	(36,547)

Cash flows from financing activities
Proceeds from borrowings	53,000	—
Principal payments on borrowings	(6,414)	(6,403)
Proceeds from exercise of stock options	4,713	548
Excess tax benefits on options exercised	1,555	325
Repurchase of common stock	—	(3,202)
Dividends paid on common stock	(1,139)	(1,685)

Net cash provided by (used in) financing activities	51,715	(10,417)

Net increase in cash	13,355	11,382
Effect of exchange rates on cash	44	57
Cash at beginning of year	32,113	27,589

Cash at end of period	$45,512	$39,028

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$3,187	$1,844
Income taxes	(13,620)	5,131

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

The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2010, its results of operations, changes in stockholders’ equity and cash flows for the nine months ended September 30, 2010 and 2009. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009. The December 31, 2009 condensed consolidated balance sheet was derived from the audited 2009 consolidated financial statements.

Business Description—The Company’s principal business is to provide payment processing services related to bankcard transactions for merchants throughout the United States and Canada. In addition, the Company provides certain other merchant services, including check processing, the sale and rental of terminal equipment, gift and loyalty card processing, and the sale of terminal supplies. HPC provides payroll and related tax filing services throughout the United States. Debitek provides prepaid card and stored-value card solutions throughout the United States. The Company and Debitek also provide campus payment solutions throughout the United States. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions.

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

The sponsorship agreements with the member banks require, among other things, that the Company abide by the by-laws and regulations of the Visa and MasterCard networks, and certain of the bank sponsors require a certificate of deposit or a cash balance in a deposit account. If the Company breaches a sponsorship agreement, the bank sponsor may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative bank sponsor. The Company is dependent on its bank sponsors, Visa and MasterCard for notification of any compliance breaches. As of September 30, 2010, the Company has not been notified of any such issues by its bank sponsors, Visa or MasterCard.

The Company is currently party to three bank sponsorship agreements. The Company entered into a sponsorship agreement with KeyBank, National Association on April 1, 1999 and the agreement expires in March 2012. In 2007, the Company entered into a sponsor bank agreement with Heartland Bank (an unrelated third party), which is based in Saint Louis, Missouri. Our agreement with Heartland Bank

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

involves substantially the same terms as apply with KeyBank and it has been renewed through September 2013.The acquisition of Network Services in May 2008 resulted in the addition of World Financial Network National Bank as the sponsor bank for Network Services’ large national merchant processing contracts. In August 2008, the Company entered into a sponsorship agreement with SunTrust Bank to replace World Financial Network National Bank as its sponsor bank for Network Services’ large national merchant processing portfolio and that portfolio was transferred from World Financial Network National Bank to SunTrust Bank in February 2009. In August 2009, SunTrust Bank provided twelve months’ notice to the Company of its intent to withdraw its sponsorship of the Company’s large national merchants processing portfolio. In November 2009, the Company entered into a sponsorship agreement with The Bancorp Bank and transferred the sponsorship of its large national merchants from SunTrust Bank to the Bancorp Bank in February 2010. The agreement with The Bancorp Bank expires in November 2014.

Following is a breakout of the Company’s total Visa and MasterCard settled bankcard processing volume for the month of September 2010 by percentage processed under its individual bank sponsorship agreements:

Sponsor Bank	% of September 2010 Bankcard Processing Volume
KeyBank, National Association	71.1%
Heartland Bank	14.0%
The Bancorp Bank	14.9%

Processing System Intrusion—On January 20, 2009, the Company publicly announced the discovery of a criminal breach of its payment systems environment (the “Processing System Intrusion”). The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by the Company during the trans-action authorization process. The Company believes the breach has been contained and did not extend beyond 2008. See Note 3, Processing System Intrusion for further detail and related events.

Working Capital—Our working capital, defined as current assets less current liabilities, was negative by $38.4 million at September 30, 2010 primarily due to the following: (i) our Revolving Credit Facility, which expires on September 4, 2012, with $75.0 million in borrowings classified as a current liability and (ii) our $28.0 million Bridge Loan, which is due on February 17, 2011. See Note 10, Credit Facilities for discussion of Revolving Credit Facility and the Bridge Loan. Management believes that this working capital deficiency will not cause illiquidity and that we will be able to satisfy our obligations in the normal course because: (i) we expect the $75.0 million Revolving Credit Facility to be refinanced, and we have the flexibility to defer its repayment until 2012 and (ii) we expect the $28.0 million Bridge Loan to be refinanced. We cannot offer any assurance that we will be able to refinance the Revolving Credit Facility or the Bridge Loan. See Note 3, Processing System Intrusion for information regarding the settlement and payments of claims during the three and nine months ended September 30, 2010.

2. Summary of Significant Accounting Policies

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

Cash and Cash Equivalents—At September 30, 2010, cash included approximately $30.4 million of processing-related cash in transit and collateral, compared to approximately $25.5 million of processing-related cash in transit and collateral at December 31, 2009.

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

Generally, the Company uses cash available for investment to fund these advances to SME merchants; when available cash has been expended, the Company directs its sponsor banks to make these advances, thus generating a payable to the sponsor banks. We pay our sponsor banks the prime rate on these payables. At September 30, 2010, the Company used $23.0 million of its available cash to fund merchant advances and at December 31, 2009, the Company used $7.0 million of its cash to fund merchant advances. The amount due to sponsor banks for funding advances was $77.6 million at September 30, 2010 and $73.2 million at December 31, 2009. The payable to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment and check processing terminals. Unlike the SME merchants, Network Services’ customers are large national accounts which are invoiced monthly, on payment terms that are typical for large national accounts.

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

Investments and Funds Held for Payroll Customers—Investments, including those carried on the Consolidated Balance Sheet as Funds Held for Payroll Customers, consist primarily of fixed income bond funds, corporate debt and equity securities, and certificates of deposit. Funds Held for Payroll Customers also include overnight bank deposits. The majority of investments carried in Funds Held for Payroll Customers are available-for-sale and recorded at fair value based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. In the event of a sale, cost is determined on a specific identification basis. At September 30, 2010, Funds Held for Payroll Customers included cash and cash equivalents of $23.2 million and investments available for sale of $1.5 million.

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

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying SME merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of September 30, 2010 and December 31, 2009.

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

Loss Contingencies and Legal Expenses—The Company records a liability for loss contingencies when the liability is probable and reasonably estimable. Legal fees associated with loss contingencies are recorded when the legal fees are incurred.

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

The provision for/(benefit from) income taxes for the three and nine months ended September 30, 2010 and 2009 and the resulting effective tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Provision for/(benefit from) income taxes	$4,694	$(22,314)	$17,352	$(25,484)
Effective tax rate	38.3%	37.6%	38.3%	37.7%

Current Deferred Tax Assets, Net, decreased from $42.8 million at December 31, 2009 to $7.3 million at September 30, 2010. The changes in deferred tax assets primarily resulted from the payment of the settlement with the card brands and recoveries from our insurance providers (see Note 3, Processing System Intrusion for more detail).

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions, which have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results could be materially impacted. The Company does not expect any material changes to unrecognized tax benefits in the next 12 months. At September 30, 2010, the reserve for unrecognized tax benefits related to uncertain tax positions was $1.5 million, of which $1.0 million would, if recognized, impact the effective tax rate.

Stock–Based Compensation—In the second quarter of 2009, the Company’s Board of Directors approved grants of 930,000 stock options subject to multiple vesting conditions. Under these stock options, the employee must provide continuous service over four years and a market price condition must be satisfied within those four years. These stock options have a five-year term and could vest in equal amounts in 2010, 2011, 2012 and 2013 only if during the four-year service period, the price of the Company’s common stock as reported by the New York Stock Exchange exceeds two or three times the exercise price for 30 consecutive trading days. The grant date fair values of these multiple vesting condition options are recognized as compensation expense over their four-year service periods.

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

Diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 were computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options, where dilutive. Due to the net loss in 2009, calculating Diluted Earnings Per Share using diluted weighted average shares would be anti-dilutive for 2009 periods. Therefore, weighted average common stock outstanding was used to calculate Diluted Earnings Per Share for 2009.

Foreign Currency—The Canadian dollar is the functional currency of CPOS, which operates in Canada. CPOS’ revenues and expenses are translated at the average exchange rates prevailing during the period. The foreign currency assets and liabilities of CPOS are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of other comprehensive income and is included in stockholders’ equity. At September 30, 2010 and 2009, the cumulative foreign currency translation reflected a loss of $0.4 million and $0.9 million, respectively. The Company intends to indefinitely reinvest undistributed earnings of CPOS and has not tax affected the cumulative foreign currency translation gain or loss. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not material.

Noncontrolling Interests—Noncontrolling interests represent noncontrolling minority stockholders’ share of the equity and after-tax net income or loss of consolidated subsidiaries. Noncontrolling minority stockholders’ share of after-tax net income or loss of consolidated subsidiaries is included in “Net income attributable to noncontrolling interests” in the Consolidated Statement of Operations. The minority stockholders’ interests included in “Noncontrolling interests” in the September 30, 2010 and December 31, 2009 Consolidated Balance Sheet were $297,000 and $214,000, respectively, and reflect the original investments by these minority shareholders in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries.

Subsequent Events—The Company evaluated subsequent events with respect to the Consolidated Financial Statements as of and for the nine months ended September 30, 2010.

New Accounting Pronouncements—In October 2009, the FASB issued an accounting standard update on multiple deliverable revenue arrangements to establish the accounting for certain revenue

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

arrangements in which the vendor or service provider will perform multiple revenue generating activities (e.g., contracts that require an up-front fee along with fees that recur over the life of the arrangement). Specifically, the update addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This update will be effective for revenue arrangements that are entered into or materially altered after January 1, 2011. The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements.

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

Since its announcement of the Processing System Intrusion on January 20, 2009 and through September 30, 2010, the Company has expensed a total of $145.0 million, before reducing those charges by $30.7 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, related to settlements of claims. Approximately $30.3 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

During the nine months ended September 30, 2010, the Company recovered from its insurance providers approximately $26.8 million of the costs it incurred for the Processing System Intrusion and expensed approximately $12.0 million for accruals, legal fees and costs it incurred for defending various claims and actions, resulting in a net recovery of $14.8 million, or $0.23 per share. For the three months ended September 30, 2010, the Company expensed a total of $0.7 million, or about $0.01 per share, respectively, associated with the Processing System Intrusion.

For the three and nine months ended September 30, 2009, the Company expensed a total of $73.3 million and $105.3 million, respectively, or about $1.22 and $1.74 per share, respectively, for settlement accruals, legal fees and costs it incurred for defending various claims and actions associated with the Processing System Intrusion.

At September 30, 2010, the Company carried a $1.6 million Reserve for Processing System Intrusion on its Consolidated Balance Sheet. The majority of this Reserve related to settlements which have been agreed upon but are unpaid as of the date of the Balance Sheet. During the three months ended September 30, 2010, the Company settled claims and disputes with DFS Services, LLC (“Discover”) and MasterCard Worldwide (“MasterCard”) from its cash reserves as follows:

•

On August 31, 2010, the Company and Discover entered into an agreement of settlement and release (the “Settlement Agreement”) to resolve potential claims and other disputes among the Company and Discover (and its affiliates and certain of its issuers) with respect to the Processing System Intrusion. On September 2, 2010, the Company paid Discover $5.0 million in full and final satisfaction of any and all claims of Discover, its affiliates and certain of its issuers arising from or relating to the Processing System Intrusion. The Settlement Agreement contains mutual releases by and between the Company and Discover (on behalf of itself and its affiliates) relating to the Processing System Intrusion.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

•

On May 19, 2010, the Company entered into a settlement agreement with MasterCard (the “MasterCard Settlement Agreement”) to resolve potential claims and other disputes among the Company, Heartland Bank, Key Bank National Association (“Key Bank” and together with Heartland Bank, the “Sponsor Banks”) and MasterCard related to the Processing System Intrusion. Under the MasterCard Settlement Agreement, alternative recovery offers totaling $41.4 million were made to eligible MasterCard issuers with respect to losses alleged to have been incurred by them as a result of the Processing System Intrusion. The $41.4 million included a $6.6 million credit for fines previously collected by MasterCard during 2009, so the maximum amount payable under the settlement was $34.8 million if all MasterCard issuers had accepted the settlement. The Company paid approximately $34.4 million because certain issuers did not accept settlement. Those issuers, who represent less than 1% of the accounts eligible for the settlement, have been preliminarily awarded $367,172 by MasterCard, and the Company is contesting that award. On September 3, 2010 and September 14, 2010, the Company paid the remaining settlement amounts.

Claims and disputes with other Card Brands, which were settled and paid prior to the three months ended September 30, 2010, were as follows:

•

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

•

On January 7, 2010, the Company, the Sponsor Banks, and Visa U.S.A. Inc., Visa International Service Association and Visa Inc. (collectively, “Visa”) entered into a settlement agreement (the “Settlement Agreement”) to resolve potential claims and other disputes among the Company, the Sponsor Banks and Visa with respect to the potential rights and claims of Visa and certain issuers of Visa-branded credit and debit cards related to the Processing System Intrusion. After including a $780,000 credit for fines previously collected by Visa during 2009, the amount paid by the Company under the Settlement Agreement was $59.3 million. The costs of this settlement were included in the Company’s Provision for Processing System Intrusion on its Consolidated Statement of Operations for the year ended December 31, 2009 and in its Reserve for Processing System Intrusion on its Consolidated Balance Sheet as of December 31, 2009.

On February 18, 2010, the Company entered into a bridge loan agreement (the “Bridge Loan Agreement”) with KeyBank, as administrative agent, and KeyBank and Heartland Bank as bridge lenders. On that date, KeyBank made a bridge loan to the Company in the amount of $20.0 million and Heartland Bank made a bridge loan in the amount of $8.0 million (collectively, the “Bridge Loan”), which are the maximum amounts that the Company may borrow under the Bridge Loan Agreement. The Company must repay the Bridge Loan by February 17, 2011. See Note 10, Credit Facilities for additional terms of the Bridge Loan.

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

On February 18, 2010, the Company also entered into a Commitment Increase Agreement (the “Commitment Increase Agreement”) pursuant to the Amended and Restated Credit Agreement by and between the Company and JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders who may become a party to the Amended and Restated Credit Agreement from time to time (the “Amended and Restated Credit Agreement”) dated as of May 30, 2008 whereby KeyBank, as one of the lenders under the Amended and Restated Credit Agreement, agreed to increase its revolving credit commitment to the Company under the Amended and Restated Credit Agreement by $25.0 million (the “Increased Credit Commitment”). The terms of the Increased Credit Commitment are similar to the terms of the Revolving Credit Facility (See Note 10, Credit Facilities).

The proceeds of the Bridge Loan and the Increased Credit Commitment, together with a portion of the Company’s cash reserves, were used to fund the settlement with Visa. The Settlement Agreement was consummated on February 18, 2010, with a payment of $58.6 million.

These settlement amounts were previously provided for in the Company’s Provision for Processing System Intrusion and carried in its Reserve for Processing System Intrusion. The Company is prepared to vigorously defend itself against any unsettled claims relating to the Processing System Intrusion that have been asserted against it and its sponsor banks to date. The Company feels it has strong defenses to all the claims that have been asserted against it and its sponsor banks relating to the Processing System Intrusion.

Additional costs the Company expects to incur for legal fees and costs for defending various claims and actions associated with the Processing System Intrusion will be recognized as incurred. Such costs could be material and could adversely impact the Company’s results of operations, financial condition and cash flow.

4. Receivables

A summary of receivables by major class was as follows at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(In thousands)
Accounts receivable from merchants	$153,061	$138,761
Receivables from bankcard networks	15,771	7,790
Accounts receivable from others	3,700	3,311

	172,532	149,862
Less allowance for doubtful accounts	(639)	(459)

Total receivables, net	$171,893	$149,403

Included in accounts receivable from others are $1.5 million and $1.8 million which are due from employees at September 30, 2010 and December 31, 2009, respectively. Accounts receivable related to bankcard networks reflect amounts we have pre-funded to merchants for their Discover and American Express bankcard transactions.

A summary of the activity in the allowance for doubtful accounts for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Beginning balance	$984	$560	$459	$499
Additions to allowance	189	75	773	624
Charges against allowance	(534)	(79)	(593)	(567)

Ending balance	$639	$556	$639	$556

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

5. Funds Held for Payroll Customers and Investments

A summary of Funds Held for Payroll Customers and Investments, including the cost, gross unrealized gains (losses) and estimated fair value for investments held to maturity and investments available-for-sale by major security type and class of security were as follows at September 30, 2010 and December 31, 2009:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
September 30, 2010
Funds Held for Payroll Customers:
Fixed income bond fund	$968	$187	$—	$1,155
Corporate debt securities	273	19	—	292
Corporate equity securities	29	13	—	42

Total investments available-for-sale	1,270	219	—	1,489
Cash held for payroll customers	23,171	—	—	23,171

Total Funds Held for Payroll Customers	$24,441	$219	$—	$24,660

Investments:
Investments held to maturity – Certificates of deposit	$1,558	$—	$—	$1,558

Total investments	$1,558	$—	$—	$1,558

(a)	Certificates of deposit have remaining terms ranging from 2 months to 23 months.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2009
Funds Held for Payroll Customers:
Fixed income bond fund	$968	$113	$—	$1,081
Corporate debt securities	273	10	—	283
Corporate equity securities	29	—	—	29

Total investments available-for-sale	1,270	123	—	1,393
Cash held for payroll customers	28,274	—	—	28,274

Total Funds Held for Payroll Customers	$29,544	$123	$—	$29,667

Investments:
Investments held to maturity – Certificates of deposit	$1,450	$—	$—	$1,450

Total investments	$1,450	$—	$—	$1,450

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

At September 30, 2010 and December 31, 2009, all investments in available-for-sale securities held by the Company were measured using Level 1 inputs and all held to maturity investments held by the Company were measured using Level 2 inputs.

During the nine months ended September 30, 2010, the Company did not experience any other-than-temporary losses on its investments. During the twelve months ended December 31, 2009, the Company recognized $31,000 of other-than-temporary impairment losses on its corporate debt securities.

The maturity schedule of all available-for-sale debt securities and held to maturity investments along with amortized cost and estimated fair value as of September 30, 2010 is as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$2,610	$2,804
Due after one year through five years	126	130
Due after five years	63	71

	$2,799	$3,005

6. Capitalized Customer Acquisition Costs, Net

A summary of net capitalized customer acquisition costs as of September 30, 2010 and December 31, 2009 was as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Capitalized signing bonuses	$103,710	$119,560
Less accumulated amortization	(58,305)	(63,299)

	45,405	56,261

Capitalized customer deferred acquisition costs	39,056	39,230
Less accumulated amortization	(24,011)	(23,453)

	15,045	15,777

Capitalized customer acquisition costs, net	$60,450	$72,038

A summary of the activity in capitalized customer acquisition costs, net for the three and nine month periods ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Balance at beginning of period	$63,556	$75,246	$72,038	$77,737
Plus additions to:
Capitalized signing bonuses, net	6,551	7,739	17,956	25,504
Capitalized customer deferred acquisition costs	3,674	4,374	11,400	12,569

	10,225	12,113	29,356	38,073

Less amortization expense on:
Capitalized signing bonuses, net	(9,333)	(10,123)	(28,811)	(30,737)
Capitalized customer deferred acquisition costs	(3,998)	(4,089)	(12,133)	(11,926)

	(13,331)	(14,212)	(40,944)	(42,663)

Balance at end of period	$60,450	$73,147	$60,450	$73,147

Net signing bonus adjustments from estimated amounts to actual were $(0.4) million and $(0.8) million, respectively, for the three months ended September 30, 2010 and 2009, and $(2.0) million and $(0.9) million, respectively, for the nine months ended September 30, 2010 and 2009. Net signing bonus

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

adjustments are netted against additions in the table above. Positive signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year exceeds the estimated gross margin for that year, resulting in the underpayment of the up-front signing bonus and would be paid to the relevant salesperson. Negative signing bonus adjustments result from the prior overpayment of signing bonuses and would be recovered from the relevant salesperson.

Fully amortized signing bonuses of $11.9 million and $8.7 million respectively, were written off during the three month periods ended September 30, 2010 and 2009, and $33.8 million and $25.0 million respectively, were written off during the nine month periods ended September 30, 2010 and 2009. In addition, fully amortized customer deferred acquisition costs of $3.9 million and $3.2 million, respectively, were written off during the three months ended September 30, 2010 and 2009, and $11.6 million and $10.7 million, respectively, were written off during the nine months ended September 30, 2010 and 2009.

The Company believes that no impairment of capitalized customer acquisition costs has occurred as of September 30, 2010 and December 31, 2009.

7. Intangible Assets and Goodwill

Intangible Assets — Intangible assets consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$28,675	$3,388	$25,287	3 to 18 years—proportional cash flow
Merchant Portfolio (a)	3,345	993	2,352	7 years—proportional cash flow
Software	9,154	6,450	2,704	3 to 5 years—straight line
Non-compete agreements	994	698	296	3 to 5 years—straight line
Other	532	386	146	2 to 4 years—straight line

	$42,700	$11,915	$30,785

(a)	Includes the July 31, 2009 purchase for $3.2 million of the existing Discover merchant portfolio, which the Company was already processing. This purchase related to the Company’s 2008 agreement with DFS Services, LLC, which enables the Company to offer bankcard merchants a streamlined process that enables them to accept Discover Network cards on the Company’s processing platform. This asset is being amortized for the next 70 months in proportion to estimated future cash flows.

	December 31, 2009			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$28,663	$2,471	$26,192	3 to 18 years—proportional cash flow
Merchant Portfolio (a)	3,237	386	2,851	7 years—proportional cash flow
Software	9,154	4,330	4,824	3 to 5 years—straight line
Non-compete agreements	994	490	504	3 to 5 years—straight line
Other	512	246	266	2 to 4 years—straight line

	$42,560	$7,923	$34,637

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Amortization expense related to the intangible assets was $1.3 million and $1.3 million, respectively, for the three months ended September 30, 2010 and 2009 and $4.0 million and $3.6 million, respectively, for the nine months ended September 30, 2010 and 2009. The estimated remaining amortization expense related to intangible assets is as follows:

For the Twelve Months Ending September 30,
(In thousands)
2011	$4,091
2012	2,389
2013	2,552
2014	2,234
2015	2,208
Thereafter	17,311

$30,785

Goodwill — The changes in the carrying amount of goodwill for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended September 30,
	2010	2009
	(In thousands)

Beginning balance	$60,962	$58,456
Effects of foreign currency translation	145	1,078
Other (a)	1,019	(161)

Ending balance	$62,126	$59,373

(a)	Reflects estimated earnout payments due to the former shareholders of Chockstone and adjustments to allocations of purchase price.

8. Merchant Deposits and Loss Reserves

The majority of merchant deposits held by the Company include funds in transit associated with pin debit processing and check processing in addition to merchant funds held that are associated with bankcard processing. As of September 30, 2010 and December 31, 2009, the Company held merchant deposits and funds in transit totaling $36.3 million and $25.9 million, respectively, of which $8.1 million and $8.8 million respectively, related to deposits held for bankcard processing. In addition, the Company held letters of credit related to merchant bankcard processing totaling $388,000 and $463,000 at September 30, 2010 and December 31, 2009, respectively.

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

The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company’s SME merchant transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company’s exposure to chargebacks is the last four months’ processing volume on the SME portfolio, which was $22.8 billion and $19.6 billion for the four months ended September 30, 2010 and December 31, 2009, respectively. However, for the four months ended September 30, 2010 and December 31, 2009, the Company was presented with $10.6 million and $11.1 million, respectively, in chargebacks by issuing banks. In the nine months ended September 30, 2010 and September 30, 2009, the Company incurred merchant credit losses of $7.3 million and $4.1 million, respectively, on total SME bankcard dollar volumes processed of $48.2 billion and $43.8 billion, respectively. These credit losses are included in processing and servicing costs in the Company’s Consolidated Statement of Operations.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company’s SME merchants. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

established a contingent reserve for estimated currently existing credit and fraud losses on its Consolidated Balance Sheet, amounting to $1.5 million on September 30, 2010 and $1.3 million on December 31, 2009. This reserve is determined by performing an analysis of the Company’s historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the three and nine month periods ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Beginning balance	$1,467	$1,157	$1,336	$1,097
Additions to reserve	1,918	1,172	7,880	4,375
Charges against reserve (a)	(1,838)	(1,093)	(7,669)	(4,236)

Ending balance	$1,547	$1,236	$1,547	$1,236

(a)	Included in these amounts are payroll segment losses of $46,000 and $49,000, respectively, for the three months ended September 30, 2010 and 2009, and $246,000 and $150,000, respectively, for the nine months ended September 30, 2010 and 2009.

Chargebacks originating from large national merchant bankcard processing are processed and carried by Fifth Third Processing Solutions, which is the Company’s third-party outsourced processor for settling large national merchant accounts.

9. Accrued Buyout Liability

A summary of the accrued buyout liability was as follows as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(In thousands)
Vested Relationship Managers and sales managers	$27,630	$41,157
Unvested Relationship Managers and sales managers	1,639	1,729

	29,269	42,886
Less current portion	(5,854)	(9,306)

Long-term portion of accrued buyout liability	$23,415	$33,580

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.3 million at September 30, 2010 and December 31, 2009.

A summary of the activity in the accrued buyout liability for the three and nine month periods ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Beginning balance	$45,648	$41,212	$42,886	$41,040
Increase in settlement obligation, net	2,916	3,309	9,214	8,385
Buyouts	(19,295)	(1,415)	(22,831)	(6,319)

Ending balance	$29,269	$43,106	$29,269	$43,106

During the three months ended September 30, 2010, the Company exercised its rights to buy out a substantial portion of residual commissions owned by Relationship Managers and sales managers (also

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

referred to as “portfolio equity”). As a result of these buyouts, the Company reduced the settlement obligation by the approximately $17.7 million of cash payments made. The Company expects to realize an ongoing reduction of approximately $0.6 million in monthly residual commission expense, which is recorded in Processing and Servicing costs on the Consolidated Statement of Operations. The amount of future reductions in residual commission expense will be impacted by merchant attrition. Partially offsetting the impact of these buyouts are increases in the settlement obligation due to new SME merchant account signings, as adjusted for changes in same-store sales growth, changes in gross margin for existing merchant relationships, and the impact of SME merchant attrition.

10. Credit Facilities

Amended and Restated Credit Agreement. On May 30, 2008, the Company entered into the Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders who may become a party to the Credit Agreement from time to time. The Amended and Restated Credit Agreement amended and restated in its entirety the previous credit agreement entered into on September 5, 2007 between the same parties that are parties to the Amended and Restated Credit Agreement. On August 3, 2009, the Company and JPMorgan Chase Bank, N.A. amended the Amended and Restated Credit Agreement to exclude a certain amount of charges related to the Processing System Intrusion that may be incurred or accrued by the Company in determining the Company’s compliance with the financial covenants in the Amended and Restated Credit Agreement, provide the lenders with a security interest in the assets of the Company, and increase the interest margin charged on borrowings.

The Amended and Restated Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $50 million (the “Revolving Credit Facility”), of which up to $5 million may be used for the issuance of letters of credit and up to $5 million is available for swing line loans. Upon the prior approval of the administrative agent, the Company was able to increase the total commitments by $25 million for a total commitment under the Revolving Credit Facility of $75 million. On February 18, 2010, the Company entered into the Commitment Increase Agreement to increase the total commitment under the Revolving Credit Facility by $25 million. The terms of the Increased Credit Commitment are identical to the terms of the Revolving Credit Facility. The Revolving Credit Facility is available to the Company on a revolving basis until September 4, 2012.

The Amended and Restated Credit Agreement also provides for a term credit facility in the aggregate amount of up to $25 million (the “Term Credit Facility”). The Term Credit Facility requires amortizing payments in the amount of $2,083,333 on the last business day of each fiscal quarter commencing March 31, 2009. All principal and interest not previously paid on the Term Credit Facility will mature and be due and payable on December 31, 2011. Amounts borrowed and repaid under the Term Credit Facility may not be re-borrowed. Principal payments due under the Term Credit Facility as of September 30, 2010 were as follows:

Twelve Months Ended September 30,	(In thousands)
2011	$8,333
2012	2,083

$10,416

The Amended and Restated Credit Agreement contains covenants, which include the maintenance of certain leverage and fixed charge coverage ratios, limitations on the Company’s indebtedness, liens on its properties and assets, investments in, and loans to, other business units, the Company’s ability to enter into business combinations and asset sales, and certain other financial and non-financial covenants. The Company was in compliance with these covenants as of September 30, 2010.

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

At December 31, 2009, there was $50.0 million outstanding under the Revolving Credit Facility and $16.7 million outstanding under the Term Credit Facility. At September 30, 2010, there was $75.0 million outstanding under the Revolving Credit Facility and $10.4 million outstanding under the Term Credit Facility. The weighted average interest rate at September 30, 2010 was 3.1%. Total fees and direct costs paid for the Amended and Restated Credit Agreement through September 30, 2010 were $514,000. These costs are being amortized to interest expense over the life of the Amended and Restated Credit Agreement.

Bridge Loan Agreement and Increased Credit Commitment. A condition of the January 7, 2010 Settlement Agreement with Visa was for the Company to obtain a loan of at least $53.0 million from KeyBank and Heartland Bank, the proceeds of which were to be used by the Company to fund the settlement amount. See Note 3, Processing System Intrusion for more detail.

On February 18, 2010, the Company entered into the Bridge Loan Agreement with KeyBank, as administrative agent, and KeyBank and Heartland Bank as bridge lenders. On that date, KeyBank made a bridge loan to the Company in the amount of $20.0 million and Heartland Bank made a bridge loan in the amount of $8.0 million, which represents the maximum amounts that the Company may borrow under the Bridge Loan Agreement. The Company must repay the Bridge Loan by February 17, 2011. It may optionally prepay the Bridge Loan at any time in whole or in part. However, it must prepay the Bridge Loan with any net cash proceeds from certain asset sales, the net cash proceeds of certain equity and debt issuances, and the net cash proceeds of certain recovery events.

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

11. Stockholders’ Equity

Common Stock Repurchases. No common stock was repurchased during the nine months ended September 30, 2010. During the nine months ended September 30, 2009, the Company repurchased 350,400 shares of its common stock at average per share costs of $9.14 under authorizations from its Board of Directors. Under these authorizations, the Company repurchased an aggregate of 2,924,684 shares of its common stock through September 30, 2010 at a cost of $65.1 million, or an average cost of $22.25 per share. At September 30, 2010, the Company has remaining authorization to repurchase up to 175,316 additional shares of its common stock.

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Dividends on Common Stock. During the nine months ended September 30, 2010 and the twelve months ended December 31, 2009, the Company’s Board of Directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Nine Months Ended September 30, 2010:
February 18, 2010	March 5, 2010	March 15, 2010	$0.01
May 4, 2010	May 25, 2010	June 15, 2010	$0.01
August 3, 2010	August 25, 2010	September 15, 2010	$0.01

Twelve Months Ended December 31, 2009:
February 20, 2009	March 9, 2009	March 16, 2009	$0.025
May 7, 2009	May 25, 2009	June 15, 2009	$0.01
August 3, 2009	August 25, 2009	September 15, 2009	$0.01
November 3, 2009	November 23, 2009	December 15, 2009	$0.01

On November 2, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per share of common stock, payable on December 15, 2010 to stockholders of record as of November 23, 2010.

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

On January 20, 2009, the Company publicly announced the discovery of a criminal breach of its payment systems environment (the “Processing System Intrusion”). The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by the Company during the transaction authorization process. See Note 3, Processing System Intrusion for further detail and information regarding the Processing System Intrusion and the settlement and payment of a claim.

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

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

Future minimum lease commitments under non-cancelable leases as of September 30, 2010 were as follows:

	(In thousands)
Twelve Months Ended September 30,	Capital Leases	Operating Leases
2011	$141	$6,472
2012	—	5,257
2013	—	3,229
2014	—	1,975
2015	—	1,629
Thereafter	—	4,089

Total Minimum Payments	141	$22,651

Interest Amount	(6)

Present Value of Minimum Payments	$135

Rent expense for leased property was $870,000 and $760,000, respectively, for the three months ended September 30, 2010 and 2009, and $2.6 million and $2.3 million, respectively, for the nine months ended September 30, 2010 and 2009.

Commitments—Certain officers of the Company have entered into employee confidential information and non-competition agreements under which they are entitled to severance pay equal to their base salary and medical benefits for 12 months and a pro-rated bonus in the event they are terminated by the Company other than for cause. There were no payouts under these agreements in 2010.

The following table reflects the Company’s other significant contractual obligations, including leases from above, as of September 30, 2010:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$11,392	$7,394	$3,731	$267	$—
Telecommunications providers	9,237	4,147	5,090	—	—
Office and equipment leases	22,651	6,472	8,486	3,604	4,089
Term Credit Facility (b)	10,416	8,333	2,083	—	—
Bridge Loan (c)	28,000	28,000	—	—	—
Capital lease obligations	141	141	—	—	—

	$81,837	$54,487	$19,390	$3,871	$4,089

(a)	The Company has agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. Our agreements with third-party processors require the Company to submit a minimum monthly number of transactions or volume for processing. If the Company submits a number of transactions or volume that is lower than the minimum, it is required to pay the third-party processors the fees that they would have received if the Company had submitted the required minimum number or volume of transactions.
(b)	Interest rates on the Term Credit Facility are variable. If interest rates were to remain at the September 30, 2010 level, the Company would make interest payments of $226,000 in the next 1 year and $16,000 in the next 1 to 3 years, or a total of $242,000. In addition, the Company has $75 million outstanding under our Revolving Credit Facility at September 30, 2010. The Revolving Credit Facility is available on a revolving basis until September 4, 2012.
(c)	Interest rates on the Bridge Loan are variable. If interest rates were to remain at the September 30, 2010 level, the Company would make interest payments of $456,000 in the next year.

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

The Company has two reportable segments, as follows: (1) Card, which provides payment processing and related services for bankcard transactions; and (2) Other. The Card segment includes CPOS, our Canadian payments processing subsidiary, since March 2008, and Network Services since May 2008. Goodwill and intangible assets resulting from the acquisitions of CPOS and Network Services are reported in the Card segment. At September 30, 2010, goodwill related to CPOS and Network Services was $52.7 million. The Other segment includes Payroll, which provides payroll and related tax filing services, and PrepaidCard, which provides prepaid card, stored-value card and loyalty and gift card solutions. The PrepaidCard operating segment includes Debitek, General Meters and Chockstone since its November 2008 acquisition. Neither the Payroll operating segment nor the PrepaidCard operating segment meet the defined thresholds for determining individually reportable segments. Goodwill and intangible assets resulting from the acquisition of Debitek, General Meters and Chockstone are reported in the Other segment. At September 30, 2010, goodwill related to Debitek, General Meters and Chockstone was $9.4 million.

The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources and corporate services. At September 30, 2010 and 2009, 44% and 38% respectively, of the Other segment’s total assets were funds that the Company holds as a fiduciary in its Payroll services activities for payment to taxing authorities. Reconciling items include eliminations of intercompany investments and receivables.

A summary of the Company’s segments for the three and six periods ended September 30, 2010 and 2009 was as follows:

	Card Segment	Other Segment	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Three Months Ended September 30, 2010
Total revenues	$488,735	$10,393	$—	$(54)	$499,074
Depreciation and amortization	5,645	753	134	—	6,532
Interest income	43	—	—	—	43
Interest expense	1,290	4	—	(54)	1,240
Net income (loss) attributable to Heartland	12,354	22	(4,843)	—	7,533
Total assets	648,450	55,705	—	(158,228)	545,927

Three Months Ended September 30, 2009
Total revenues	$434,315	$8,296	$—	$(43)	$442,568
Depreciation and amortization	4,886	548	185	—	5,619
Interest income	29	—	—	—	29
Interest expense	812	9	—	(39)	782
Net income (loss) attributable to Heartland	(29,674)	269	(7,691)	—	(37,096)
Total assets	631,563	43,970	—	(150,746)	524,787

Heartland Payment Systems, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements—(Continued)

(unaudited)

	Card Segment	Other Segment	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
Nine Months Ended September 30, 2010
Total revenues	$1,356,170	$30,096	$—	$(155)	$1,386,111
Depreciation and amortization	16,493	2,219	429	—	19,141
Interest income	111	—	—	—	111
Interest expense	3,646	16	—	(151)	3,511
Net income (loss) attributable to Heartland	43,579	333	(16,008)	—	27,904
Total assets	648,450	55,705	—	(158,228)	545,927

Nine Months Ended September 30, 2009
Total revenues	$1,208,963	$23,290	$—	$(140)	$1,232,113
Depreciation and amortization	13,727	1,525	571	—	15,823
Interest income	86	—	—	—	86
Interest expense	1,964	32	—	(128)	1,868
Net income (loss) attributable to Heartland	(22,428)	(290)	(19,448)	—	(42,166)
Total assets	631,563	43,970	—	(150,746)	524,787

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Basic:
Net income (loss) attributable to Heartland	$7,533	$(37,096)	$27,904	$(42,166)

Weighted average common stock outstanding	38,130	37,461	37,899	37,484

Earnings (loss) per share	$0.20	$(0.99)	$0.74	$(1.12)

Diluted:
Net income (loss) attributable to Heartland	$7,533	$(37,096)	$27,904	$(42,166)

Basic weighted average common stock outstanding	38,130	37,461	37,899	37,484
Effect of dilutive instruments:
Stock options and restricted share units	1,314	668	1,364	412

Diluted weighted average shares outstanding	39,444	38,129	39,263	37,896

Earnings (loss) per share (a)	$0.19	$(0.99)	$0.71	$(1.12)

(a)	Due to the net loss in the 2009 periods, calculating Diluted Earnings Per Share using diluted weighted average shares would be anti-dilutive. Therefore, weighted average common stock outstanding was used to calculate Diluted Earnings Per Share for the three and nine months ended September 30, 2009.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. You should understand that many important factors, in addition to those discussed elsewhere in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Some of these factors are described in Item 1A. Risk Factors of the 2009 Form 10-K and include, without limitation, the significantly unfavorable economic conditions facing the United States, the results and effects of the Processing System Intrusion including the extent of cardholder information compromised and the consequences to our business, including the effects on sales and costs in connection with the Processing System Intrusion, our competitive environment, the business cycles and credit risks of our merchants, chargeback liability, merchant attrition, problems with our bank sponsor, our relationships with third-party bankcard payment processors, our inability to pass increased interchange fees along to our merchants, economic conditions, systems failures and government regulation.

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

At September 30, 2010, we provided our bankcard payment processing services to approximately 174,700 active SME merchants located across the United States. This compares to 173,400 active SME merchants at December 31, 2009, and 174,560 active SME merchants at September 30, 2009. At September 30, 2010, we provided bankcard payment processing services through Network services to 99 merchants with 53,253 locations. Additionally, at September 30, 2010, we provided bankcard payment processing services to over 7,800 merchants in Canada.

Our total bankcard processing volume for the three months ended September 30, 2010 was $19.7 billion, a 6.4% increase from the $18.6 billion processed during the three months ended September 30, 2009. Our total bank card processing volume for the nine months ended September 30, 2010 was $56.1 billion, an 8.1% increase from the $51.9 billion processed during the nine months ended September 30, 2009. Our SME bankcard processing volume for the three and nine months ended September 30, 2010 included increases for American Express and Discover processing. Our Discover processing volume for the 2010 nine-month period also benefited from our purchase of an existing merchant portfolio from Discover during the third quarter of 2009. Bankcard processing volume for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
SME merchants	$16,646	$15,712	$47,362	$44,259
Large national merchants	2,953	2,726	8,325	7,306
Canada	150	123	411	333

Total bankcard processing volume (a)	$19,749	$18,561	$56,098	$51,898

(a)	Bankcard processing volume includes volume for credit and signature debit transactions.

Merchant attrition is expected in the card payment processing industry in the ordinary course of business. We experience attrition in merchant bankcard processing volume resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account closures that we initiate due to heightened credit risks relating to, or contract breaches by, merchants, and (when applicable) same store sales contraction. We measure SME processing volume attrition against all SME merchants that were processing with us in the same month a year earlier. During the three months ended September 30, 2010, we experienced an improved 14.3% average annualized attrition in our SME bankcard processing volume and for the 2010 nine-month period we experienced average attrition of 16.2%. During 2009, 2008 and 2007, we experienced average annual attrition in our SME bankcard processing volume of 22.6%, 17.3% and 12.6%, respectively. Much of our attrition is related to business closures, which accelerated in 2009 and 2008 due to weak economic conditions, and in 2009 and 2008 our volume attrition was also significantly impacted by overall contraction in same stores sales.

In our SME business, we measure same store sales growth, or contraction, as the change in bankcard processing volume for all bankcard merchants that were processing with us in the same month a year earlier. During the three months ended September 30, 2010, same store sales grew 2.0% on average, our second consecutive quarter of same store sales growth. For the 2009 full year, we experienced 7.8% contraction. Same store sales growth or contraction results from the combination of the increasing or decreasing use by consumers of bankcards for the purchase of goods and services at the point of sale, and sales growth or contraction experienced by our retained SME bankcard merchants. The following table compares our same store sales growth or contraction during 2010, 2009, 2008 and 2007:

Same Store Sales Growth (Contraction)	2010	2009	2008	2007

First Quarter	(1.5)%	(7.6)%	0.6%	3.4%
Second Quarter	1.1%	(9.7)%	(0.1)%	3.3%
Third Quarter	2.0%	(8.6)%	(2.0)%	3.6%
Fourth Quarter		(5.2)%	(6.8)%	2.1%
Full Year		(7.8)%	(2.1)%	3.0%

We attribute the deterioration in same store sales percentages that we experienced in our SME business from the third quarter of 2008 through the fourth quarter of 2009 to declining economic conditions including impacts from severely contracted credit markets, a weak housing market, historically low consumer and investor confidence and high unemployment rates. Our same store sales contraction experience tracked the overall economic downturn. The improvement we experienced in same store sales percentages in 2010 also tracks the general economy, as well as benefitting from year-over-year comparison to weaker processing volumes. Management believes that the challenging economic conditions may continue to result in modest, if any, improvements in our existing SME merchants’ businesses.

In September 2010, we refocused the efforts of our sales force by applying historically productive sales and motivation techniques and relying less on the Industry Specialization Model (“ISM”) we developed and had attempted to implement earlier in the year. The ISM model had focused the sales force on specific industry verticals, whereby Relationship Managers were assigned protected merchant verticals (e.g., restaurants, healthcare and lodging) within their territories. In order to retain their protected merchant lists, a Relationship Manager was required to meet a minimum level of documented daily merchant visits within the protected vertical, and to report on their progress. During the summer, management determined that the daily reporting and weekly tracking processes required under the ISM model slowed down the Relationship Managers and their sales managers, distracted them from their overall selling efforts and adversely affected sales results.

We measure the overall production of our sales force by gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. Our newly installed gross margin for the nine months ended September 30, 2010 decreased 20.4% from the gross margin we installed during the nine months ended September 30, 2009. We attribute this decline in newly installed gross margin to the weak economy, the disruption caused by our attempt to transition to the ISM model, and the related focus on increasing the size and training of our sales force during the first nine months of 2010.

We compensate our sales managers based on their success in growing the sales force and increasing the total SME merchant base in their regions. Historically, increases in our direct sales force, including our Relationship Managers, had led to significant growth in the total SME merchants for which we process and the gross margin generated by those merchants. For the first half of 2010, our sales managers were focused on increasing our number of Relationship Managers. During the six months ended June 30, 2010, we grew the number of Relationship Managers by 30.0% to 1,393, from 1,069 at December 31, 2009. However, during the third quarter of 2010, we refocused our sales efforts toward enhancing individual Relationship Manager productivity and, as a result of that new focus, our Relationship Manager count declined by 249 to 1,144 Relationship Managers at September 30, 2010.

The bankcard revenue we earn in our SME business is recurring in nature, as we typically enter into three-year service contracts with our card processing merchants that, in order to qualify for the agreed-upon pricing, require the merchant to achieve bankcard processing volume minimums. Most of our SME revenue is from payment processing fees, which are a combination of a fee equal to a percentage of the dollar amount of each Visa or MasterCard transaction we process plus a flat fee per transaction. We make mandatory payments of interchange fees to card-issuing banks through Visa and MasterCard and dues, assessments and other network fees to Visa and MasterCard. Our SME gross bankcard processing revenue is largely driven by Visa and MasterCard volume processed by our merchants. More recently, we have experienced growth in card processing revenues by processing transaction for SME merchants new to accepting American Express and from processing Discover transactions.

In contrast to SME card processing revenues, Network Services revenues from our large national merchants are largely driven by the number of transactions we process (whether settled, or only authorized), not our processing volume, as the larger merchants which comprise Network Services’ customer base pay on a per transaction basis for processing services. Additionally, we acquire and settle transactions on our front and back end systems for American Express transactions for which we receive compensation from American Express on a per transaction basis. The number of transactions we processed for large national merchants and American Express for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Large national merchants:
Settled	129,947	123,014	361,871	350,059
Authorized	695,155	634,187	1,947,889	1,776,669
American Express	8,069	—	12,725	—

Total	833,171	757,201	2,322,485	2,126,728

We have developed a number of proprietary payment processing systems to increase our operating efficiencies and distribute our processing and merchant data to our three main constituencies: our merchant base, our sales force and our customer service staff. We provide authorization and data capture services to our SME merchants through our own front-end processing system, which we call HPS Exchange. We provide clearing, settlement and merchant accounting services through our own internally developed back-end processing system, which we call Passport. Passport enables us to more effectively customize these services to the needs of our Relationship Managers and merchants.

During the three months ended September 30, 2010 and 2009, we processed approximately 90% and 88%, respectively, of our SME bankcard merchant transactions through HPS Exchange. At September 30, 2010 and 2009, we were processing approximately 99% of our active SME bankcard merchants on Passport. Our internally developed systems are providing substantially all aspects of most of our merchants’ bankcard processing needs, excluding Network Services. However, in the fourth quarter of 2010, the processing of Network Services’ settled transactions will be fully converted to Passport. Previously, we relied on third party vendors for many of these services including bankcard authorization and data capture services, settlement and merchant accounting services. We will continue to process a portion of our Network Services back end settlement transactions and a minority of our SME transactions through systems developed by third parties.

We also provide payroll processing services throughout the United States. At September 30, 2010, we processed payroll for 10,968 customers, an increase of 18.8% from 9,232 payroll customers at September 30, 2009. At December 31, 2009, we processed payroll for 9,382 payroll customers. During 2008 and 2009, we developed a new comprehensive payroll management system, which we refer to as PlusOne Payroll, that streamlines all aspects of the payroll process to enable time and cost savings. PlusOne Payroll currently is being rolled out to both new and existing payroll customers. The PlusOne Payroll platform enables us to process payroll on a large scale and provide customizable solutions for businesses of all sizes.

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

Since its announcement of the Processing System Intrusion on January 20, 2009 and through September 30, 2010, we had expensed a total of $145.0 million, before reducing those charges by $30.7 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, related to settlements of claims. Approximately $30.3 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

During the nine months ended September 30, 2010, we recovered from our insurance providers approximately $26.8 million of the costs we incurred for the Processing System Intrusion and expensed approximately $12.0 million for accruals, legal fees and costs we incurred for defending various claims and actions, resulting in a net recovery of $14.8 million, or $0.23 per share. For the three months ended September 30, 2010, we expensed a total of $0.7 million, or about $0.01 per share, respectively, associated with the Processing System Intrusion.

For the three and nine months ended September 30, 2009, we expensed a total of $73.3 million and $105.3 million, respectively, or about $1.22 and $1.74 per share, respectively, for settlement accruals, legal fees and costs we incurred for defending various claims and actions associated with the Processing System Intrusion.

At September 30, 2010, the Company carried a $1.6 million Reserve for Processing System Intrusion on our Consolidated Balance Sheet. The majority of this Reserve related to settlements which have been agreed upon but are unpaid as of the date of the Balance Sheet. During the three months ended September 30, 2010, we settled claims and disputes with DFS Services, LLC (“Discover”) and MasterCard Worldwide (“MasterCard”) from our cash reserves as follows:

•

On August 31, 2010, we entered into an agreement of settlement and release with Discover (the “Discover Settlement Agreement”) to resolve potential claims and other disputes among us and Discover (and its affiliates and certain of its issuers) with respect to the Processing System Intrusion. On September 2, 2010, we paid Discover $5.0 million in full and final satisfaction of any and all claims of Discover, its affiliates and certain of its issuers arising from or relating to the Processing System Intrusion. The Discover Settlement Agreement contains mutual releases by and between us and Discover (on behalf of itself and its affiliates) relating to the Processing System Intrusion.

•

On May 19, 2010, we entered into a settlement agreement with MasterCard (the “MasterCard Settlement Agreement”) to resolve potential claims and other disputes among us, Heartland Bank, Key Bank National Association (“Key Bank,” and, together with Heartland Bank, the “Sponsor Banks”) and MasterCard related to the Processing System Intrusion. Under the MasterCard Settlement Agreement, alternative recovery offers totaling $41.4 million were made to eligible MasterCard issuers with respect to losses alleged to have been incurred by them as a result of the Processing System Intrusion. The $41.4 million included a $6.6 million credit for fines previously collected by MasterCard during 2009, so the maximum amount payable under the settlement was $34.8 million if all MasterCard issuers had accepted the settlement. The Company paid approximately $34.4 million because certain issuers did not accept settlement. Those issuers, who represent less than 1% of the accounts eligible for the settlement, have been preliminarily awarded $367,172 by MasterCard, and the Company is contesting that award. On September 3, 2010 and September 14, 2010, we paid the remaining settlement amounts.

Claims and disputes with other Card Brands, which were settled and paid prior to the three months ended September 30, 2010, were as follows:

•

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

•

On January 7, 2010, the Company, the Sponsor Banks, and Visa U.S.A. Inc., Visa International Service Association and Visa Inc. (collectively, “Visa”) entered into a settlement agreement (the “Visa Settlement Agreement”) to resolve potential claims and other disputes among us, the Sponsor Banks and Visa with respect to the potential rights and claims of Visa and certain issuers of Visa-branded credit and debit cards related to the Processing System Intrusion. After including a $780,000 credit for fines previously collected by Visa during 2009, the amount paid by us under the Visa Settlement Agreement was $59.3 million. The costs of this settlement were included in our Provision for Processing System Intrusion on our Consolidated Statement of Operations for the year ended December 31, 2009 and in our Reserve for Processing System Intrusion on our Consolidated Balance Sheet as of December 31, 2009.

On February 18, 2010, we entered into a bridge loan agreement (the “Bridge Loan Agreement”) with KeyBank, as administrative agent, and KeyBank and Heartland Bank as bridge lenders. On that date, KeyBank made a bridge loan to us in the amount of $20.0 million and Heartland Bank made a bridge loan to us in the amount of $8.0 million (collectively, the “Bridge Loan”), which are the maximum amounts that we may borrow under the Bridge Loan Agreement. We must repay the Bridge Loan by February 17, 2011.

On February 18, 2010, we also entered into a Commitment Increase Agreement (the “Commitment Increase Agreement”) pursuant to the Amended and Restated Credit Agreement dated as of May 30, 2008 whereby KeyBank, as one of the lenders under the Amended and Restated Credit Agreement, agreed to increase its revolving credit commitment to us under the Amended and Restated Credit Agreement by $25.0 million (the “Increased Credit Commitment”). The terms of the Increased Credit Commitment are similar to the terms of the Revolving Credit Facility under the Amended and Restated Credit Agreement.

The proceeds of the Bridge Loan and the Increased Credit Commitment, together with a portion of our cash reserves, were used to fund the settlement with Visa. The Visa Settlement Agreement was consummated on February 18, 2010, with a payment of $58.6 million.

These settlement amounts were previously provided for in our Provision for Processing System Intrusion and carried in our Reserve for Processing System Intrusion. We are prepared to vigorously defend itself against any unsettled claims relating to the Processing System Intrusion that have been asserted against it and its sponsor banks to date. We feel we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion.

Additional costs we expect to incur for legal fees and costs for defending various claims and actions associated with the Processing System Intrusion will be recognized as incurred. Such costs could be material and could adversely impact our results of operations, financial condition and cash flow.

Third Quarter of 2010 Financial Results

Our financial results for the three months ended September 30, 2010 continue to reflect the impact of a slow economic recovery for our SME merchant base, and the costs of the Processing System Intrusion. Both the levels of new SME merchant installs and processing volume at existing SME merchants continue to be unfavorably impacted by the uncertain economy. For the three months ended September 30, 2010, we recorded net income of $7.5 million, or $0.19 per share, compared to a net loss of $37.1 million, or $0.99 per share, in the three months ended September 30, 2009.

In the three months ended September 30, 2010, we recorded total expenses of $0.7 million, or $0.01 per share, and for the three months ended September 30, 2009, we recorded total expenses of $73.3 million, or $1.22 per share, associated with the Processing System Intrusion (see “— Processing System Intrusion” for more detail). The following is a summary of our financial results for the three months ended September 30, 2010:

•

During the three months ended September 30, 2010, our SME processing volume increased 5.9% to $16.6 billion from $15.7 billion during the three months ended September 30, 2009. We earn percentage-based revenues on our SME processing volume. Our SME bankcard processing volume for the three months ended September 30, 2010 included increases for American Express and Discover processing as well as increases in Visa and MasterCard processing.

•

During the three months ended September 30, 2010, we generated revenues on the 130 million large national merchant transactions that we settled and on the 695 million large national merchant transactions that we authorized. These compare to 123 million transactions settled and 634 million transactions authorized during the three months ended September 30, 2009. We earn transaction-based revenues on our large national merchant card processing volume.

•

Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased $5.4 million, or 4.9%, from $110.0 million in the three months ended September 30, 2009 to $115.4 million in the three months ended September 30, 2010. The increase in net revenue was driven by the increases in net revenue from our SME merchants and increases in equipment-related income, primarily from prepaid card and stored-value card systems at our Debitek, Inc. subsidiary.

•

Our processing and servicing expenses increased 17.7%, from $50.4 million in the three months ended September 30, 2009, to $59.3 million in the three months ended September 30, 2010 due to increased costs of sales related to higher equipment-related revenues, costs associated with higher SME bankcard processing volume, an increase in the costs of support personnel and costs of investments we have made in enhancing our processing systems.

•

Our general and administrative expenses decreased 8.3% from $27.8 million in the three months ended September 30, 2009 to $25.5 million in the three months ended September 30, 2010 primarily due to a decrease in staff expense, including bonus and fringe benefits, as well as an increase in the amount of personnel expense capitalized for work on system development. General and administrative expenses as a percentage of total revenue for the three months ended September 30, 2010 was 5.1%, a decrease from 6.3% for the three months ended September 30, 2009.

•

Our income from operations, which we also refer to as operating income, declined 3.3% to $14.2 million for the three months ended September 30, 2010, from $14.7 million for the three months ended September 30, 2009. This decline was primarily due to the continuing limiting effect which economic conditions had on growth of our net revenues, and to increases in processing and servicing expense. Our operating margin, which we measure as operating income divided by net revenue, was 12.3% for the three months ended September 30, 2010, compared to 13.4% for the three months ended September 30, 2009.

See “— Results of Operations — Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009” for a more detailed discussion of our third quarter financial results.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements are unaudited. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at September 30, 2010, our results of operations, our changes in stockholders’ equity and our cash flows for the nine months ended September 30, 2010 and 2009. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2010. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009. The critical accounting estimates described here are those that are most important to the depiction of our financial condition and results of operations, including those whose application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain. The line items on our income statement and balance sheet, which are impacted by management’s estimates, are described below.

Revenue

Our bankcard processing revenue is derived from processing and settling Visa and MasterCard bankcard transactions for our merchant customers. Our most significant expense related to the generation of those revenues is interchange fees, which are set by the Visa and MasterCard card networks, and paid to the card issuing banks. For our SME merchants bankcard processing, we do not offset bankcard processing revenues and interchange fees because our business practice is to advance the interchange fees to most of our merchants when settling their daily transactions (thus paying the full amount of the transaction to the merchant), and then to collect our full discount fees from our merchants on the first business day of the next month. We believe this policy aids in new business generation, as our merchants benefit from bookkeeping simplicity. However, this results in our carrying a large receivable from our merchants at each period-end, and a corresponding but smaller payable to our sponsor banks, which are settled on the first business day after the period-end. As we are at risk for the receivables, we record the associated revenues on a gross processing revenue basis in our Consolidated Statements of Operations. Certain of our competitors report their processing revenue net of interchange fees. This is because the card issuing banks make their payments to these competitors net of those interchange fees, and these acquirers pay this reduced amount to their merchants. Since the acquisition of Network Services, we also record a portion of our processing revenues net of interchange fees because the daily cash settlement with Network Services’ merchants is net of interchange fees.

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

The amount of the up-front signing bonus paid for new SME bankcard, payroll and check processing accounts is based on the estimated gross margin for the first year of the merchant contract. The gross signing bonuses paid during the nine months ended September 30, 2010 and 2009 were $19.9 million and $26.4 million respectively and for the full year ended December 31, 2009 were $34.7 million. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The net signing bonus adjustments made during the nine months ended September 30, 2010 and 2009 were $(2.0) million and $(0.9) million, respectively. Positive signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year exceeds the estimated gross margin for that year, resulting in the underpayment of the up-front signing bonus and would be paid to the relevant sales person. Negative signing bonus adjustments result from prior overpayments of up-front signing bonuses, and would be recovered from the relevant salesperson. The amount of signing bonuses paid which remained subject to adjustment at September 30, 2010 was $26.2 million.

The deferred acquisition cost component is accrued for vested salespersons over the first year of SME bankcard merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss for the nine months ended September 30, 2010 or the year ended December 31, 2009.

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

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.3 million at September 30, 2010 and December 31, 2009.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 to 2 1/2 years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During the nine months ended September 30, 2010 and 2009 we made buyout payments of approximately $22.8 million and $6.3 million, respectively, and during the 2009 full year, we made buyout payments of approximately $8.1 million.

Buyout payments we made during the nine months ended September 30, 2010 included approximately $17.7 million of cash payments made in the third quarter to buy out a substantial portion of residual commissions owned by our Relationship Managers and sales managers. We expect to realize a reduction of approximately $0.6 million in monthly residual commission expense beginning in the fourth quarter of 2010, and lesser reductions in ensuing years. The amount of future reductions in residual commission expense will be impacted by merchant attrition. Management believes that these buyouts will generate an attractive return for the Company in the years ahead.

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

Since our announcement of the Processing System Intrusion on January 20, 2009 and through September 30, 2010, we have expensed a total of $145.0 million, before reducing those charges by $30.7 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, related to settlements of claims. Approximately $30.3 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

During the nine months ended September 30, 2010, we recovered from our insurance providers approximately $26.8 million of the costs it incurred for the Processing System Intrusion and expensed approximately $12.0 million for accruals, legal fees and costs it incurred for defending various claims and actions, resulting in a net recovery of $14.8 million, or $0.23 per share. For the three months ended September 30, 2010, we expensed a total of $0.7 million, or about $0.01 per share, respectively, associated with the Processing System Intrusion.

For the three and nine months ended September 30, 2009, we expensed a total of $73.3 million and $105.3 million, respectively, or about $1.22 and $1.74 per share, respectively, for settlement accruals, legal fees and costs we incurred for defending various claims and actions associated with the Processing System Intrusion.

At September 30, 2010, we carried a $1.6 million Reserve for Processing System Intrusion on its Consolidated Balance Sheet. The majority of this Reserve related to settlements which have been agreed upon but are unpaid as of the date of the Balance Sheet. We are prepared to vigorously defend ourselves against any unsettled claims relating to the Processing System Intrusion that have been asserted against us and our sponsor banks to date. We feel we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion.

Additional costs we expect to incur for legal fees and settlements related to the Processing System Intrusion will be recognized as incurred. Such costs could be material and could adversely impact our results of operations, financial condition and cash flow.

Merchant Deposits and Loss Reserves

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder’s dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. The majority of merchant deposits held by the Company include funds in transit associated with debit processing and check processing in addition to merchant funds held that are associated with bankcard processing. At September 30, 2010 and December 31, 2009, we held SME bankcard processing merchant deposits totaling $8.1 million and $8.8 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent bankcard processing volume. At September 30, 2010 and December 31, 2009, our loss reserve totaled $1.5 million and $1.3 million, respectively. Aggregate bankcard merchant losses, including losses charged to operations and the loss reserve, were $7.3 million and $4.1 million for the nine months ended September 30, 2010 and 2009, respectively, and were $5.9 million for the year ended December 31, 2009.

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

The weighted-average fair value of options we granted during 2010, 2009 and 2008 were $6.12, $3.12 and $6.11, respectively. The fair value of options granted during 2010, 2009 and 2008 was estimated at the grant date using the following weighted average assumptions:

	Year Ended December 31,
	2010	2009	2008
Expected volatility	54%	48%	35%
Expected life	3.75 years	3.75 to 4.0 years	2.5 to 4.0 years
Expected Dividends	0.40%	0.47%	1.36%
Risk-free interest rate	1.21%	1.76%	2.98%

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

Also in 2009, our Board of Directors approved grants of 362,600 Restricted Share Units. These Restricted Share Units are nonvested share awards which vest over a four-year service period. The closing price of our common stock on the grant date equals the grant date fair value of these nonvested share awards and will be recognized as compensation expense over their four-year service periods.

Goodwill

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. We recorded goodwill in connection with our acquisitions of Debitek, Inc., E-Secure Peripherals, Inc., General Meters Corp., Collective Point of Sales Solutions Ltd., Network Services and Chockstone, Inc. Goodwill is tested for impairment at least annually and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of the reporting unit. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others: a significant decline in expected future cash flows; a sustained decline in market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. We perform annual goodwill impairment testing in the fourth quarter. Our evaluation indicated that no impairment existed as of December 31, 2009 or 2008. At September 30, 2010 and December 31, 2009, goodwill of $62.1 million and $61.0 million, respectively, was recorded on our Consolidated Balance Sheet. We may be required to record goodwill impairment losses in future periods, whether in connection with our next annual impairment testing in the fourth quarter of 2010 or subsequent to that, if any such indicators constitute a triggering event in other than the quarter in which the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.

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

We also account for the recognition and measurement of tax benefits associated with uncertain tax positions. This requires evaluations of individual tax positions to determine whether any part of that position can be recognized or continues to be recognized in the financial statements. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. At September 30, 2010, our reserve for unrecognized tax benefits related to uncertain tax positions was $1.5 million.

We have not recorded any unrecognized tax benefits that would be reasonably possible to significantly increase or decrease within 12 months of the reporting date. As of September 30, 2010, a total of $1.0 million unrecognized tax benefit would, if recognized, impact the effective tax rate.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Three Months Ended September 30,	% of Total	Three Months Ended September 30,	% of Total	Change
	2010	Revenue	2009	Revenue	Amount	%

Total Revenues	$499,074	100.0%	$442,568	100.0%	$56,506	12.8%
Costs of Services:
Interchange	350,964	70.3%	305,059	68.9%	45,905	15.0%
Dues, assessments and fees	32,688	6.5%	27,527	6.2%	5,161	18.7%
Processing and servicing	59,282	11.9%	50,356	11.4%	8,926	17.7%
Customer acquisition costs	12,573	2.5%	13,147	3.0%	(574)	(4.4)%
Depreciation and amortization	3,890	0.8%	4,006	0.9%	(116)	(2.9)%

Total costs of services	459,397	92.0%	400,095	90.4%	59,302	14.8%
General and administrative	25,479	5.1%	27,784	6.3%	(2,305)	(8.3)%

Total expenses	484,876	97.2%	427,879	96.7%	56,997	13.3%

Income from operations	14,198	2.8%	14,689	3.3%	(491)	(3.3)%

Other income (expense):
Interest income	43	—	29	—	14	48.3%
Interest expense	(1,240)	(0.2)%	(782)	(0.2)%	(458)	58.6%
(Provision for) recovery of processing system intrusion costs	(740)	(0.1)%	(73,322)	(16.6)%	72,582	(99.0)%
Other, net	2		—	—	2

Total other income (expense)	(1,935)	(0.4)%	(74,075)	(16.7)%	72,140	(97.4)%

Income (loss) before income taxes	12,263	2.5%	(59,386)	(13.4)%	71,649	120.6%
Provision for (benefit from) income taxes	4,694	0.9%	(22,314)	(5.0)%	27,008	121.0%

Net income (loss)	7,569	1.5%	(37,072)	(8.4)%	44,641	120.4%
Less: Net income attributable to noncontrolling interests	36		24		12

Net income (loss) attributable to Heartland	$7,533	1.5%	$(37,096)	(8.4)%	$44,629	120.3%

Total Revenues. Total revenues increased by 12.8% from $442.6 million in the three months ended September 30, 2009 to $499.1 million in the three months ended September 30, 2010, primarily as a result of a $54.7 million, or 12.7% increase in processing revenues. The breakout of our total revenues for the three months ended September 30, 2010 and 2009 was as follows (in thousands of dollars):

	Three Months Ended September 30,		Change from Prior Year
	2010	2009	Amount	%
Processing revenues, gross (a)	$486,274	$431,549	$54,725	12.7%
Payroll processing revenues	4,096	3,516	580	16.5%
Equipment-related income	8,704	7,503	1,201	16.0%

Total Revenues	$499,074	$442,568	$56,506	12.8%

(a)	Includes Visa, MasterCard, AMEX and Discover bankcard processing revenues, AMEX fees, Discover fees, check processing fees, customer service fees, gift card, loyalty and other miscellaneous revenue.

The $54.7 million increase in processing revenues from $431.5 million in the three months ended September 30, 2009 to $486.3 million in the three months ended September 30, 2010 was primarily due to higher SME merchant card processing revenues. Revenues from our SME bankcard processing increased due to higher SME bankcard processing volume. For the three months ended September 30, 2010, our SME bankcard processing volume increased 5.9% to $16.6 billion, compared to $15.7 billion for the three months ended September 30, 2009. American Express and Discover processing volume contributed over 37% of this increase. Network Services increased its bankcard processing revenues on the 130 million transactions it settled, representing $3.0 billion in processing volume, and the 695 million transactions it authorized through its front-end card processing systems during the three months ended September 30, 2010, compared to 123 million transactions it settled, representing $2.7 billion in processing volume, and the 634 million transactions it authorized through its front-end card processing systems during the three months ended September 30, 2009. The increase in Network Services’ bankcard processing revenues was primarily due to increases in Visa and MasterCard bankcard transaction authorization fees, which we pass through to our merchants, partially offset by reductions in gross processing revenues due to renegotiations of customer contracts. We report Network Services’ settled bankcard processing revenues net of credit interchange and dues and assessments because the daily cash settlement with Network Services’ merchants is on a net basis.

Payroll processing revenues, which include fees earned on payroll processing services and interest income earned on funds held for customers, increased by 16.5%, from $3.5 million in the three months ended September 30, 2009 to $4.1 million in the three months ended September 30, 2010, primarily due to the 18.8% increase in the number of payroll processing customers from 9,232 at September 30, 2009 to 10,968 at September 30, 2010, partially offset by the impact of a reduction in the average number of employees at our customers.

Equipment-related income increased by 16.0% from $7.5 million in the three months ended September 30, 2009 to $8.7 million in the three months ended September 30, 2010, primarily due to increases in revenues from the laundry vertical in our prepaid and stored-value card business as well as an increase in revenue from our campus solutions business, both at our Debitek subsidiary. We also experienced an increase in equipment-related revenues from the sale of SME card terminals, including our proprietary terminals, referred to as E3 Terminals, which encrypt cardholder data as the card is being swiped.

Costs of services. Costs of services increased 14.8% from $400.1 million in the three months ended September 30, 2009 to $459.4 million in the three months ended September 30, 2010, due primarily to increases in interchange fees, dues, assessments and fees, and processing and servicing expense. Costs of services represented 92.0% of total revenues in the three months ended September 30, 2010, up from 90.4% in the three months ended September 30, 2009.

Interchange fees increased 15.0% from $305.1 million in the three months ended September 30, 2009 to $351.0 million in the three months ended September 30, 2010, and represented 70.3% of total revenues in the three months ended September 30, 2010 compared to 68.9% in the three months ended September 30, 2009. The increase in interchange fees was primarily due to higher SME bankcard processing volume in the three months ended September 30, 2010, especially for American Express and Discover which generally have higher interchange rates than Visa and MasterCard.

Dues, assessments and fees increased 18.7% from $27.5 million in the three months ended September 30, 2009 to $32.7 million in the three months ended September 30, 2010, primarily as a result of increases in Visa and MasterCard assessments which we pass through to our merchants, and also due to higher SME bankcard processing volume. Dues, assessments and fees were 6.5% of total revenues in the three months ended September 30, 2010, compared to 6.2% in the three months ended September 30, 2009.

Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 4.9% from $110.0 million in the three months ended September 30, 2009, to $115.4 million in the three months ended September 30, 2010. The increase in net revenue was driven primarily by increases in SME bankcard processing volume and equipment-related revenues. Net revenue for Network Services’ merchants declined in the three months ended September 30, 2010 primarily due to renegotiations of customer contracts.

Processing and servicing expense for the three months ended September 30, 2010 increased by $8.9 million, or 17.7%, compared with the three months ended September 30, 2009. The increase in processing and servicing expense was due to costs associated with processing the higher SME bankcard processing volume, including increased commission expense, increased costs of sales related to the higher equipment-related revenues, costs of investments we have made in enhancing our processing systems, and an increase in the cost of support personnel, particularly account managers. As a percentage of total revenue, processing and servicing expense increased to 11.9% for the three months ended September 30, 2010 compared with 11.4% for the three months ended September 30, 2009. Transactions processed on HPS Exchange represented approximately 90% of our total SME processing transactions during the three months ended September 30, 2010, compared to 88% during the three months ended September 30, 2009.

Customer acquisition costs for the three months ended September 30, 2010 decreased by $0.6 million, or 4.4% compared with the three months ended September 30, 2009. This decline reflects the impacts of the lower levels of new gross margin installed by our sales force. Customer acquisition costs for the three months ended September 30, 2010 and 2009 included the following components (in thousands of dollars):

	Three Months Ended September 30,
	2010	2009
Amortization of signing bonuses, net	$9,333	$10,123
Amortization of capitalized customer deferred acquisition costs	3,998	4,089
Increase in accrued buyout liability	2,916	3,309
Capitalized customer deferred acquisition costs	(3,674)	(4,374)

Total Customer Acquisition Costs	$12,573	$13,147

Depreciation and amortization expenses decreased 2.9% from $4.0 million in the three months ended September 30, 2009 to $3.9 million in the three months ended September 30, 2010. Most of our investments in information technology have been for security-related enhancements and in support of the continuing development of HPS Exchange, Passport and other processing-related initiatives. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized increased from $3.4 million in the three months ended September 30, 2009 to $4.6 million in the three months ended September 30, 2010. The total amount of capitalized costs for projects placed in service in the three months ended September 30, 2010 and 2009 was $0.8 million and $1.0 million, respectively.

General and administrative. General and administrative expenses decreased $2.3 million, or 8.3%, from $27.8 million in the three months ended September 30, 2009 to $25.5 million in the three months ended September 30, 2010, primarily due to a decrease in staff expense including bonus and fringe benefits, as well as an increase in the amount of personnel expense capitalized for work on system development. General and administrative expenses as a percentage of total revenue for the three months ended September 30, 2010 was 5.1%, a decrease from 6.3% for the three months ended September 30, 2009.

Income from operations. Our income from operations, which we also refer to as operating income, declined to $14.2 million for the three months ended September 30, 2010, from $14.7 million for the three months ended September 30, 2009. This decline was primarily due to the continuing limiting effect which economic conditions had on growth in our net revenues, and to increases in processing and servicing expense. Our operating margin, which we measure as operating income divided by net revenue, was 12.3% for the three months ended September 30, 2010, compared to 13.4% for the three months ended September 30, 2009.

Interest expense. Interest expense for the three months ended September 30, 2010 of $1.2 million increased from $0.8 million for the three months ended September 30, 2009. The increase in interest expense for the three months ended September 30, 2010 was due to higher interest rates incurred on our borrowings under our Amended and Restated Credit Agreement and increased borrowings under our Amended and Restated Credit Agreement and Bridge Loan. This was offset slightly by decreased interest expense on lower average payables to our sponsor banks. Interest expense for the three months ended September 30, 2010 included approximately $0.5 million related to borrowings we incurred to fund the settlement with Visa in February 2010 (see “—Overview—Processing System Intrusion” for more detail). See “—Liquidity and Capital Resources—Credit Facility” for more detail on our borrowings. Interest expense which we recorded as payables to our sponsor banks resulted from our practice of having our sponsor banks advance interchange fees to most of our SME merchants. Generally, when we have cash available for investment we fund these advances to our SME merchants first with our cash, then by incurring a payable to our sponsor banks when that cash has been expended. We pay our sponsor banks the prime rate on these payables.

(Provision for) recovery of processing system intrusion costs. See “—Overview—Processing System Intrusion and —Critical Accounting Estimates—Reserve for Processing System Intrusion” for more details on the Processing System Intrusion.

During the three months ended September 30, 2010, we recorded total expenses of $0.7 million, or $0.01 per share associated with the Processing System Intrusion for accruals, legal fees and costs we incurred for remediation and defending various claims and actions. For the three months ended September 30, 2009, we recorded total expenses of $73.3 million, or $1.22 per share, associated with the Processing System Intrusion.

Income taxes. Income taxes for the three months ended September 30, 2010 were an expense of $4.7 million, reflecting an effective tax rate of 38.3%. This compares to an income tax benefit of $22.3 million for the nine months ended September 30, 2009, at an effective tax rate of 37.6%. The increase in the effective tax rate for 2010 reflects the impacts of minimum income tax obligations in certain states.

Net income (loss) attributable to Heartland. As a result of the above factors, we recorded net income of $7.5 million for the three months ended September 30, 2010. This compares to a net loss of $37.1 million for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Nine Months Ended September 30,	% of Total	Nine Months Ended September 30,	% of Total	Change
	2010	Revenue	2009	Revenue	Amount	%

Total Revenues	$1,386,111	100.0%	$1,232,113	100.0%	$153,998	12.5%
Costs of Services:
Interchange	962,749	69.5%	853,666	69.3%	109,083	12.8%
Dues, assessments and fees	88,962	6.4%	63,393	5.1%	25,569	40.3%
Processing and servicing	175,622	12.7%	148,278	12.0%	27,344	18.4%
Customer acquisition costs	38,758	2.8%	38,479	3.1%	279	0.7%
Depreciation and amortization	11,400	0.8%	11,614	0.9%	(214)	(1.8)%

Total costs of services	1,277,491	92.2%	1,115,430	90.5%	162,061	14.5%
General and administrative	76,673	5.5%	77,247	6.3%	(574)	(0.7)%

Total expenses	1,354,164	97.7%	1,192,677	96.8%	161,487	13.5%

Income from operations	31,947	2.3%	39,436	3.2%	(7,489)	(19.0)%

Other income (expense):
Interest income	111	—	86	—	25	29.1%
Interest expense	(3,511)	(0.3)%	(1,868)	(0.2)%	(1,643)	88.0%
(Provision for) recovery of processing system intrusion costs	14,770	1.1%	(105,292)	(8.5)%	120,062	(114.0)%
Other, net	2,022	0.1%	4	—	2,018

Total other income (expense)	13,392	1.0%	(107,070)	(8.7)%	120,462	(112.5)%

Income (loss) before income taxes	45,339	3.3%	(67,634)	(5.5)%	112,973	167.0%
Provision for (benefit from) income taxes	17,352	1.3%	(25,484)	(2.1)%	42,836	168.1%

Net income (loss)	27,987	2.0%	(42,150)	(3.4)%	70,137	166.4%
Less: Net income attributable to noncontrolling interests	83		16		67

Net income (loss) attributable to Heartland	$27,904	2.0%	$(42,166)	(3.4)%	$70,070	166.2%

Total Revenues. Total revenues increased by 12.5% from $1,232.1 million in the nine months ended September 30, 2009 to $1,386.1 million in the nine months ended September 30, 2010, primarily as a result of a $147.9 million, or 12.3%, increase in processing revenues. The breakout of our total revenues for the nine months ended September 30, 2010 and 2009 was as follows (in thousands of dollars):

	Nine Months Ended September 30,		Change from Prior Year
	2010	2009	Amount	%
Processing revenues, gross (a)	$1,348,559	$1,200,662	$147,897	12.3%
Payroll processing revenues	12,931	11,415	1,516	13.3%
Equipment-related income	24,621	20,036	4,585	22.9%

Total Revenues	$1,386,111	$1,232,113	$153,998	12.5%

(a)	Includes Visa, MasterCard, AMEX and Discover bankcard processing revenues, AMEX fees, Discover fees, check processing fees, customer service fees, gift card, loyalty and other miscellaneous revenue.

The $147.9 million increase in processing revenues from $1,200.7 million in the nine months ended September 30, 2009 to $1,348.6 million in the nine months ended September 30, 2010 was primarily due to higher SME merchant card processing revenues. Revenues from our SME bankcard processing increased due to higher SME bankcard processing volume. For the nine months ended September 30, 2010, our SME bankcard processing volume increased 7.0% to $47.4 billion, compared to $44.3 billion for the nine months ended September 30, 2009. American Express and Discover processing volume contributed half of this year-over-year increase. Network Services increased its bankcard processing revenues on the 362 million transactions it settled, representing $8.3 billion in processing volume, and the 1,948 million transactions it authorized through its front-end card processing systems during the nine months ended September 30, 2010, compared to 350 million transactions it settled, representing $7.3 billion in processing volume, and the 1,777 million transactions it authorized through its front-end card processing systems during the nine months ended

September 30, 2009. The increase in Network Services’ bankcard processing revenues was primarily due to increases in Visa and MasterCard bankcard transaction authorization fees, which we pass through to our merchants, partially offset by reductions in gross processing revenues due to renegotiations of customer contracts. We report Network Services’ settled bankcard processing revenues net of credit interchange and dues and assessments because the daily cash settlement with Network Services’ merchants is on a net basis.

Payroll processing revenues, which include fees earned on payroll processing services and interest income earned on funds held for customers, increased by 13.3%, from $11.4 million in the nine months ended September 30, 2009 to $12.9 million in the nine months ended September 30, 2010, primarily due to the 18.8% increase in the number of payroll processing customers from 9,232 at September 30, 2009 to 10,968 at September 30, 2010, partially offset by the impact of a reduction in the average number of employees at our customers.

Equipment-related income increased by 22.9% from $20.0 million in the nine months ended September 30, 2009 to $24.6 million in the nine months ended September 30, 2010, primarily due to increases in revenues from the laundry vertical in our prepaid and stored-value card business as well as increases in revenues from our campus solutions business, both at our Debitek subsidiary. We also experienced an increase in equipment-related revenues from the sale of SME card terminals, including our proprietary terminals, referred to as E3 Terminals, which encrypt cardholder data as the card is being swiped.

Costs of services. Costs of services increased 14.5% from $1,115.4 million in the nine months ended September 30, 2009 to $1,277.5 million in the nine months ended September 30, 2010, due primarily to increases in interchange fees, dues, assessments and fees, and processing and servicing expense. Costs of services represented 92.2% of total revenues in the nine months ended September 30, 2010, up from 90.5% in the nine months ended September 30, 2009.

Interchange fees increased 12.8% from $853.7 million in the nine months ended September 30, 2009 to $962.7 million in the nine months ended September 30, 2010, and represented 69.5% of total revenues in the nine months ended September 30, 2010 compared to 69.3% in the nine months ended September 30, 2009. The increase in interchange fees was primarily due to higher SME bankcard processing volume in the nine months ended September 30, 2010, especially for American Express and Discover which generally have higher interchange rates than Visa and MasterCard.

Dues, assessments and fees increased 40.3% from $63.4 million in the nine months ended September 30, 2009 to $89.0 million in the nine months ended September 30, 2010, primarily as a result of increases in MasterCard and Visa bankcard transaction authorization fees during 2009, as well as increases in MasterCard and Visa assessments during 2010, and also due to higher SME bankcard processing volume. Dues, assessments and fees were 6.4% of total revenues in the nine months ended September 30, 2010, compared to 5.1% in the nine months ended September 30, 2009.

Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 6.1% from $315.1 million in the nine months ended September 30, 2009, to $334.4 million in the nine months ended September 30, 2010. The increase in net revenue was driven primarily by increases in SME bankcard processing volume and equipment-related revenues. Net revenue for Network Services’ merchants declined in the nine months ended September 30, 2010 primarily due to renegotiations of customer contracts.

Processing and servicing expense for the nine months ended September 30, 2010 increased by $27.3 million, or 18.4%, compared with the nine months ended September 30, 2009. The increase in processing and servicing expense was due to costs associated with processing the higher SME bankcard processing volume, increased costs of sales related to the higher payroll and equipment-related revenues as well as phone card and loyalty and gift related revenues, costs of investments we have made in enhancing our processing systems, an increase in the amount of merchant losses and increases in the costs of operating our service centers, particularly the costs of support personnel, including account managers and depreciation and amortization. As a percentage of total revenue, processing and servicing expense increased to 12.7% for the nine months ended September 30, 2010 compared with 12.0% for the nine months ended September 30, 2009. Transactions processed on HPS Exchange represented approximately 90% of our total SME processing transactions during the nine months ended September 30, 2010, compared to 87% during the nine months ended September 30, 2009.

Customer acquisition costs increased 0.7% from $38.5 million in the nine months ended September 30, 2009 to $38.8 million in the nine months ended September 30, 2010. The increase in customer acquisition costs was primarily due to a higher rate of increase in the accrued buyout liability in the nine months ended September 30, 2010. This increase is attributable to new merchants added since September 30, 2009 and lower same store sales contraction in the nine months ended September 30, 2010. Customer acquisition costs for the nine months ended September 30, 2010 and 2009 included the following components (in thousands of dollars):

	Nine Months Ended September 30,
	2010	2009
Amortization of signing bonuses, net	$28,811	$30,737
Amortization of capitalized customer deferred acquisition costs	12,133	11,926
Increase in accrued buyout liability	9,214	8,385
Capitalized customer deferred acquisition costs	(11,400)	(12,569)

Total Customer Acquisition Costs	$38,758	$38,479

Depreciation and amortization expenses decreased 1.8% from $11.6 million in the nine months ended September 30, 2009 to $11.4 million in the nine months ended September 30, 2010. Most of our investments in information technology have been for security-related enhancements and in support of the continuing development of HPS Exchange, Passport and other processing-related initiatives. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized increased from $9.5 million in the nine months ended September 30, 2009 to $11.1 million in the nine months ended September 30, 2010. The total amount of capitalized costs for projects placed in service in the nine months ended September 30, 2010 and 2009 was $7.0 million and $4.6 million, respectively.

General and administrative. General and administrative expenses decreased 0.7%, from $77.2 million in the nine months ended September 30, 2009 to $76.7 million in the nine months ended September 30, 2010. This decrease was primarily due to a decrease in administrative personnel costs including bonus and fringe expense as well as an increase in the amount of capitalized salaries. General and administrative expenses as a percentage of total revenue for the nine months ended September 30, 2010 was 5.5%, a decrease from 6.3% for the nine months ended September 30, 2009.

Income from operations. Our income from operations, which we also refer to as operating income, declined to $31.9 million for the nine months ended September 30, 2010, from $39.4 million for the nine months ended September 30, 2009. This decline was primarily due to the continuing limiting effect which economic conditions had on growth in our net revenues, and to increases in processing and servicing expenses. Our operating margin, which we measure as operating income divided by net revenue, was 9.6% for the nine months ended September 30, 2010, compared to 12.5% for the nine months ended September 30, 2009.

Interest expense. Interest expense for the nine months ended September 30, 2010 of $3.5 million increased from $1.9 million for the nine months ended September 30, 2009. The increase in interest expense for the nine months ended September 30, 2010 was due to higher interest rates incurred on our borrowings under our Amended and Restated Credit Agreement, increased borrowings under our Amended and Restated Credit Agreement and Bridge Loan, and higher average payables to our sponsor banks. Interest expense for the nine months ended September 30, 2010 included approximately $1.2 million related to borrowings we incurred to fund the settlement with Visa in February 2010 (see “—Overview—Processing System Intrusion” for more detail). See “—Liquidity and Capital Resources—Credit Facility” for more detail on our borrowings. Interest expense which we recorded as payables to our sponsor banks resulted from our practice of having our sponsor banks advance interchange fees to most of our SME merchants. Generally, when we have cash available for investment we fund these advances to our SME merchants first with our cash, then by incurring a payable to our sponsor banks when that cash has been expended. We pay our sponsor banks the prime rate on these payables.

(Provision for) recovery of processing system intrusion costs. See “—Overview—Processing System Intrusion and —Critical Accounting Estimates—Reserve for Processing System Intrusion” for more details on the Processing System Intrusion.

During the nine months ended September 30, 2010, we recovered from our insurance providers approximately $26.8 million of the costs we incurred for the Processing System Intrusion and expensed approximately $12.0 million for accruals, legal fees and costs we incurred for remediation and defending various claims and actions, for a net recovery of $14.8 million, or $0.23 per share. For the nine months ended September 30, 2009, we recorded total expenses of $105.3 million, or $1.74 per share, associated with the Processing System Intrusion.

Other income (expense), net. Other, net for the nine months ended September 30, 2010 reflected a net legal settlement received during the period.

Income taxes. Income taxes for the nine months ended September 30, 2010 were an expense of $17.4 million, reflecting an effective tax rate of 38.3%. This compares to income tax benefit of $25.5 million for the nine months ended September 30, 2009, reflecting an effective tax rate of 37.7%. The increase in the effective tax rate for 2010 primarily reflects the impacts of minimum income tax obligations in certain states.

Net income (loss) attributable to Heartland. As a result of the above factors, we recorded net income of $27.9 million for the nine months ended September 30, 2010. This compares to a net loss of $42.2 million for the nine months ended September 30, 2009.

Balance Sheet Information

	September 30, 2010	December 31, 2009
	(in thousands)
Selected Balance Sheet Data

Cash	$45,512	$32,113
Funds held for payroll customers	24,660	29,667
Receivables, net	171,893	149,403
Current tax asset	23,156	16,266
Current deferred tax asset	7,275	42,760
Capitalized customer acquisition costs, net	60,450	72,038
Property and equipment, net	101,004	99,989
Goodwill	62,126	60,962
Intangible assets	30,785	34,637
Total assets	545,927	562,206

Due to sponsor banks	81,628	80,007
Accounts payable	38,753	32,305
Deposits held for payroll customers	24,660	29,667
Borrowings:
Current portion	111,469	58,547
Long term portion	2,083	8,419
Accrued buyout liability:
Current portion	5,854	9,306
Long term portion	23,415	33,580
Reserve for Processing System Intrusion	1,618	99,911
Total liabilities	378,682	432,251
Total stockholders’ equity	166,948	129,741

September 30, 2010 Compared to December 31, 2009

Total assets decreased $16.3 million, or 2.9%, to $545.9 million at September 30, 2010 from $562.2 million at December 31, 2009, primarily due to decreases in current deferred tax assets, capitalized customer acquisition costs, and funds held for payroll customers. Current deferred tax assets decreased $35.5 million to $7.3 million at September 30, 2010. The reduction in current deferred tax assets primarily resulted from the payment of the settlements with Visa, MasterCard and Discover during the nine months ended September 30, 2010 (see “— Overview —Processing System Intrusion” for more detail). The payments of these settlements was also the primary reason for the $98.3 million decrease in our Reserve for Processing System Intrusion. Capitalized customer acquisition costs decreased by $11.6 million, or 16.1%, primarily reflecting a decline in the amount of signing bonuses paid due to the decrease in gross margin installed. A $5.0 million decrease in funds held for payroll customers was offset by an equal decrease in deposits held for payroll customers.

Our receivables, which increased $22.5 million or 15.1% from December 31, 2009, are primarily due from our bankcard processing merchants and result from our practice of advancing interchange fees to most of our SME merchants during the month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge merchants for processing transactions. Generally, these advances to our SME merchants are funded first with our cash available for investment, then by incurring a payable to our sponsor banks when that cash has been expended. At September 30, 2010, we used $23.0 million of available cash to fund merchant advances and at December 31, 2009, we used $7.0 million of cash to fund merchant advances. The amount due to sponsor banks for funding advances was $77.6 million at September 30, 2010 and $73.2 million at December 31, 2009. The payable to sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment and check processing terminals.

Receivables also include amounts resulting from the sale, installation, training and repair of payment system hardware and software for prepaid card and stored-value card payment systems and campus payment solutions.

Current borrowings increased $52.9 million, or 90.4%, to $111.5 million at September 30, 2010 from $58.5 million at December 31, 2009, due to our January 7, 2010 Settlement Agreement with Visa and that Settlement Agreement’s condition that we obtain a loan of at least $53.0 million from our Sponsor Banks, the proceeds of which were to be used to fund the settlement amount. See “— Overview — Provision for Processing System Intrusion” and “—Liquidity and Capital Resources” for discussion of the Settlement Agreement, the Bridge Loan and the Increased Credit Commitment.

During the three months ended September 30, 2010, we exercised our rights to buy out a substantial portion of residual commissions owned by our Relationship Managers and sales managers (also referred to as “portfolio equity”). As a result of these buyouts, we reduced our Accrued Buyout Liability recorded on the Consolidated Balance Sheet by the approximately $17.7 million of cash payments we made. We expect to realize a reduction of approximately $0.6 million in monthly residual commission expense beginning in the fourth quarter of 2010, and a lesser reducing in ensuing years. The amount of future annual reductions in residual commission expense will be impacted by merchant attrition. See “— Critical Accounting Estimates — Accrued Buyout liability” for the accounting treatment of our Accrued Buyout Liability.

Total stockholders’ equity increased $37.2 million from December 31, 2009 primarily due to recording net income of $27.9 million for the nine months ended September 30, 2010, including net pre-tax insurance recoveries of $14.8 million related to the Processing System Intrusion. Other increases in total stockholders’ equity for the nine months ended September 30, 2010 included proceeds received from the exercise of stock options and tax benefits related to those stock option exercises.

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

Other than borrowings we used to fund our May 2008 acquisition of Network Services and our settlement with Visa, we fund our cash needs primarily with cash flow from our operating activities and through our agreements with our sponsor banks to fund SME merchant advances. We believe that our current cash and investment balances, cash generated from operations and our agreements with our sponsor banks to fund SME merchant advances will provide sufficient liquidity to meet our anticipated needs for operating capital for at least the next twelve months. However, we may face a liquidity challenge if we are unable to replace our current Credit Facility with a new arrangement, refinance the Bridge Loan, or meet future cash requirements arising from the Processing System Intrusion from our operating cash flow. See “— Overview — Processing System Intrusion” for more detail. We cannot provide assurance that we will be able to replace our current Credit Facility with a new arrangement or refinance the Bridge Loan in order to meet any liquidity challenges we may face.

Working Capital. Our working capital, defined as current assets less current liabilities, was negative by $38.4 million at September 30, 2010 primarily due to the following: (i) our Revolving Credit Facility, which expires on September 4, 2012, with $75.0 million in borrowings classified as a current liability, and (ii) our $28.0 million Bridge Loan, which is due on February 17, 2011. See “— Credit Facilities” for discussion of Revolving Credit Facility and the Bridge Loan. Management believes that this working capital deficiency will not cause illiquidity and that we will be able to satisfy our obligations in the normal course because: (i) we expect the $75.0 million Revolving Credit Facility to be refinanced, and we have the flexibility to defer its repayment until 2012 and (ii) we expect the $28.0 million Bridge Loan to be refinanced. We cannot offer any assurance that we will be able to refinance the Revolving Credit Facility or the Bridge Loan.

At September 30, 2010, we had cash on our Balance Sheet totaling $45.5 million compared to cash of $32.1 million at December 31, 2009 and $27.6 million at December 31, 2008. Our September 30, 2010 cash balance included approximately $30.4 million of processing-related cash in transit and collateral, compared to approximately $25.5 million of cash in transit and collateral at December 31, 2009. As of September 30, 2010, the Company had used $23.0 million of its available cash to fund merchant advances and at December 31, 2009, the Company had used $7.0 million of its cash to fund merchant advances.

On September 30, 2010, we were fully borrowed on our existing credit facilities. See “— Credit Facilities” for more details.

Settlements of Claims Related to the Processing System Intrusion. On December 17, 2009, we entered into a settlement agreement and release with American Express to resolve potential claims and other disputes among us and American Express (and its issuers) with respect to the Processing System Intrusion, and subsequently paid approximately $3.5 million in full and final satisfaction of any and all claims of American Express and its issuers arising from or relating to the Processing System Intrusion. Such settlement agreement and release contains mutual releases by and between us and American Express (on behalf of itself and its issuers) relating to the Processing System Intrusion.

On January 7, 2010, we, the Sponsor Banks, and Visa entered into the Visa Settlement Agreement to resolve potential claims and other disputes among us, the Sponsor Banks and Visa with respect to the potential rights and claims of Visa and certain issuers of Visa-branded credit and debit cards related to the Processing System Intrusion. After credit for fines previously collected by Visa during 2009, the settlement amount paid under the Visa Settlement Agreement was $59.3 million. We had included costs of this settlement in our Provision for Processing System Intrusion on our Consolidated Statement of Operations for the year ended December 31, 2009 and in our Reserve for Processing System Intrusion on the Consolidated Balance Sheet as of December 31, 2009.

A condition of the Visa Settlement Agreement was that we obtain a loan of at least $53.0 million from the Sponsor Banks, the proceeds of which were to be used to partially fund the settlement amount. See “— Credit Facilities” for a discussion of our $28.0 million Bridge Loan and our $25.0 million Increased Credit Commitment, both entered into on February 18, 2010. We used the proceeds of the Bridge Loan and the Increased Credit Commitment, together with a portion of our cash reserves, to fund the settlement with Visa. The Visa Settlement Agreement was consummated on February 18, 2010.

On May 19, 2010, we entered into the MasterCard Settlement Agreement with MasterCard to resolve potential claims and other disputes among us, the Sponsor Banks and MasterCard related to the Processing System Intrusion. Under the MasterCard Settlement Agreement, alternative recovery offers totaling $41.4 million were made to eligible MasterCard issuers with respect to losses alleged to have been incurred by them as a result of the Processing System Intrusion. The $41.4 million included a $6.6 million credit for fines previously collected by MasterCard during 2009, so the maximum amount payable under the settlement was $34.8 million if all MasterCard issuers had accepted the settlement. The Company paid approximately $34.4 million because certain issuers did not accept settlement. Those issuers, who represent less than 1% of the accounts eligible for the settlement, have been preliminarily awarded $367,172 by MasterCard, and the Company is contesting that award. On September 3, 2010 and September 14, 2010, we paid the remaining settlement amounts.

On August 31, 2010, we entered into the Discover Settlement Agreement to resolve potential claims and other disputes among us and Discover (and its affiliates and certain of its issuers) with respect to the Processing System Intrusion. On September 2, 2010, we paid Discover $5.0 million in full and final satisfaction of any and all claims of Discover, its affiliates and certain of its issuers arising from or relating to the Processing System Intrusion. The Settlement Agreement contains mutual releases by and between us and Discover (on behalf of itself and its affiliates) relating to the Processing System Intrusion.

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

Cash Flow (Used In) Provided By Operating Activities. We reported net cash used in operating activities of $21.9 million in the nine months ended September 30, 2010, compared to net cash provided by operating activities of $58.3 million in the nine months ended September 30, 2009.

The primary reason for the negative operating cash flow for the nine months ended September 30, 2010 was the payment of $98.5 million, which is reflected in the reduction of our Reserve for Processing System Intrusion, for the settlements with Visa, MasterCard and Discover. The Visa Settlement Agreement required us to obtain a loan of at least $53.0 million from our Sponsor Banks, the proceeds of which were to be used to fund the settlement amount (see “— Overview — Processing System Intrusion” for more detail). The $53.0 million of proceeds from the loans we obtained from our Sponsor Banks are included in Cash Flow Provided by Financing Activities (See “— Cash Flow Provided By (Used In) Financing Activities). The settlements with MasterCard and Discover were funded from our cash reserves. Partially offsetting the impact of the Visa settlement on our operating cash flow for the nine months ended September 30, 2010 was approximately $26.8 million of cash we recovered from our insurance providers against certain costs we incurred for the Processing System Intrusion. Other settlements we paid in the nine months ended September 30, 2010 totaled $2.5 million. For the nine months ended September 30, 2010 and 2009, we paid $9.8 million and $20.4 million, respectively, for costs we incurred for legal fees and costs incurred for investigations, defending various claims and actions, and crisis management services.

Other major determinants of operating cash flow are net signing bonus payments, which consume operating cash as we install new merchants, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout Liability” for more information. Net signing bonuses of $18.0 million and $25.5 million, respectively, were paid in the nine months ended September 30, 2010 and 2009. The reduction in net signing bonuses paid during the nine months ended September 30, 2010 reflects a year-over-year decline in newly installed gross margin. In the nine months ended September 30, 2010 and 2009, we reduced our accrued buyout liability by making buyout payments of $22.8 million and $6.3 million, respectively. See “— Balance Sheet Information” for a discussion of buyouts initiated in the three months ended September 30, 2010.

Cash Flow Used In Investing Activities. Net cash used in investing activities was $16.5 million for the nine months ended September 30, 2010, compared to $36.5 million for the nine months ended September 30, 2009. The amount of cash used in investing activities was lower during the nine months ended September 30, 2010 as we made capital expenditures of $16.4 million, compared to $33.6 million invested in the nine months ended September 30, 2009. Capital expenditures include costs of $1.3 million and $15.0 million in the nine months ended September 30, 2010 and 2009, respectively, related to the construction of our primary service center facility in Jeffersonville, Indiana. See “—Contractual Obligations” for more detail regarding cumulative cash outlays and expected future funding requirements related to our primary service center. We also continued building our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and Passport. To further develop our technology, we anticipate that these expenditures will continue near current levels. Additionally, our technology expenditures in 2009 were increased by measures we implemented after the Processing System Intrusion to further enhance the security of our computer system.

Cash Flow Provided By (Used In) Financing Activities. Net cash provided by financing activities was $51.7 million for the nine months ended September 30, 2010, compared to net cash used in financing activities of $10.4 million for the nine months ended September 30, 2009. Cash flow from financing activities in the nine months ended September 30, 2010 included the $53.0 million of proceeds from the loans we obtained from our Sponsor Banks to use in funding the February 18, 2010 settlement with Visa (see “— Overview — Processing System Intrusion” for more detail).

During the nine months ended September 30, 2010 and 2009, we made term loan amortization payments of $6.2 million due under our Term Credit facility. See “— Credit Facilities” for more details.

Cash dividends paid in the nine months ended September 30, 2010 were $1.1 million, compared to dividends paid of $1.7 million in the nine months ended September 30, 2009. See “— Dividends on Common Stock” for more information on our common stock dividends. During the nine months ended September 30, 2010 and 2009, employees exercised stock options generating cash proceeds in the aggregate of $4.7 million and $0.5 million, respectively.

Cash used in financing activities in the nine month period ended September 30, 2009 included cash for common stock repurchases. See “— Common Stock Repurchases” for more information on our common stock repurchases authorization. We used $3.2 million of cash to repurchase 350,400 shares of our common stock during the nine months ended September 30, 2009. No common stock was repurchased during the nine months ended September 30, 2010.

Credit Facilities. On May 30, 2008, we entered into the Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders who may become a party to the Amended and Restated Credit Agreement from time to time. The Amended and Restated Credit Agreement amended and restated in its entirety the previous credit agreement entered into on September 5, 2007 between the same parties that are parties to the Amended and Restated Credit Agreement. On August 3, 2009, we amended the Amended and Restated Credit Agreement to exclude a certain amount of charges related to the Processing System Intrusion that may be incurred or accrued by us in determining our compliance with the financial covenants of the Amended and Restated Credit Agreement, provide the lenders with a security interest in our assets, and increase the interest margin charged on borrowings.

The Amended and Restated Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $50 million (the “Revolving Credit Facility”), of which up to $5 million may be used for the issuance of letters of credit and up to $5 million is available for swing line loans. Upon the prior approval of the administrative agent, we were able to increase the total commitments by $25 million for a total commitment under the Revolving Credit Facility of $75 million. On February 18, 2010, we entered into the Commitment Increase Agreement with KeyBank as one of the lenders under the Revolving Credit Facility to increase the total commitment under the Revolving Credit Facility by $25 million. The terms of the Increased Credit Commitment are identical to the terms of the Revolving Credit Facility. The Revolving Credit Facility is available to us on a revolving basis until September 4, 2012.

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

The Amended and Restated Credit Agreement contains covenants, which include our maintenance of certain leverage and fixed charge coverage ratios, limitations on our indebtedness, liens on our properties and assets, our investments in, and loans to, other business units, our ability to enter into business combinations and asset sales, and certain other financial and non-financial covenants. These covenants also apply to certain of our subsidiaries. We were in compliance with these covenants as of September 30, 2010. Under the terms of the Amended and Restated Credit Agreement, we may borrow, at our option, at interest rates equal to one, two, three or nine month adjusted LIBOR rates or equal to the greater of prime and the federal funds rate plus 0.50%, in each case plus a margin determined by our current leverage ratio.

On February 18, 2010, we entered into the Bridge Loan Agreement with KeyBank, as administrative agent, and KeyBank and Heartland Bank as bridge lenders. On that date, KeyBank made a bridge loan to us in the amount of $20.0 million and Heartland Bank made a bridge loan to us in the amount of $8.0 million, which are the maximum amounts that we may borrow under the Bridge Loan Agreement. We must repay the Bridge Loan by February 17, 2011. We may optionally prepay the Bridge Loan at any time in whole or in part. However, we must prepay the Bridge Loan with any net cash proceeds from certain asset sales, the net cash proceeds of certain equity and debt issuances, and the net cash proceeds of certain recovery events.

The proceeds of the Bridge Loan and the Increased Credit Commitment, together with a portion of our cash reserves, were used to fund the settlement with Visa. The Visa Settlement Agreement was consummated on February 18, 2010, with a payment of $58.6 million.

At December 31, 2009, there was $50.0 million outstanding under the Revolving Credit Facility and $16.7 million outstanding under the Term Credit Facility. At September 30, 2010, there was $75.0 million outstanding under the Revolving Credit Facility, $10.4 million outstanding under the Term Credit Facility, and $28.0 million outstanding under the Bridge Loan.

Common Stock Repurchases. No common stock was repurchased during the nine months ended September 30, 2010. During the nine months ended September 30, 2009, we repurchased 350,400 shares of our common stock at average per share costs of $9.14 under authorizations from our Board of Directors. Under these authorizations, we repurchased an aggregate of 2,924,684 shares of common stock through September 30, 2010 at a cost of $65.1 million, or an average cost of $22.25 per share. At September 30, 2010, the Company has remaining authorization to repurchase up to 175,316 additional shares of its common stock.

Dividends on Common Stock. The following table summarizes quarterly cash dividends declared and paid on our common stock during 2010 and 2009:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Nine Months Ended September 30, 2010:
February 18, 2010	March 5, 2010	March 15, 2010	$0.01
May 4, 2010	May 25, 2010	June 15, 2010	$0.01
August 3, 2010	August 25, 2010	September 15, 2010	$0.01

Twelve Months Ended December 31, 2009:
February 20, 2009	March 9, 2009	March 16, 2009	$0.025
May 7, 2009	May 25, 2009	June 15, 2009	$0.01
August 3, 2009	August 25, 2009	September 15, 2009	$0.01
November 3, 2009	November 23, 2009	December 15, 2009	$0.01

On November 2, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per share of common stock, payable on December 15, 2010 to stockholders of record as of November 23, 2010.

Contractual Obligations. The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we must do so. As the majority of our SME transactions involve the delivery of the product or service at the time of the transaction, a good basis to estimate our exposure to chargebacks is the last four months’ bankcard processing volume on our SME portfolio, which was $22.8 billion for the four months ended September 30, 2010 and $19.6 billion for the four months ended December 31, 2009. However, during the four months ended September 30, 2010 and December 31, 2009, we were presented with $10.6 million and $11.1 million, respectively, of chargebacks by issuing banks. In the nine months ended September 30, 2010 and the 2009 full year, we incurred merchant credit losses of $7.3 million and $4.1 million, respectively, on total SME bankcard dollar volumes processed of $48.2 billion and $43.8 billion, respectively. These credit losses are included in processing and servicing expense in our Consolidated Statement of Operations.

Chargebacks originating from large national merchant bankcard processing are mostly processed and carried by Fifth Third Processing Solutions, which is our third-party outsourced processor for settling large national merchant accounts.

The following table reflects our significant contractual obligations as of September 30, 2010:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Processing providers (a)	$11,392	$7,394	$3,731	$267	$—
Telecommunications providers	9,237	4,147	5,090	—	—
Office and equipment leases	22,651	6,472	8,486	3,604	4,089
Term Loan Facility (b)	10,416	8,333	2,083	—	—
Bridge Loan (c)	28,000	28,000	—	—	—
Capital lease obligations	141	141		—	—

	$81,837	$54,487	$19,390	$3,871	$4,089

(a)	We have agreements with several third-party processors to provide us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. Our agreements with third-party processors require us to submit a minimum monthly number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay the third party processors the fees that they would have received if we had submitted the required minimum number or volume of transactions.
(b)	Interest rates on the Term Credit Facility are variable. If interest rates were to remain at the September 30, 2010 level, the Company would make interest payments of $226,000 in the next 1 year and $16,000 in the next 1 to 3 years, or a total of $242,000. In addition, the Company has $75 million outstanding under our Revolving Credit Facility at September 30, 2010. The Revolving Credit Facility is available on a revolving basis until September 4, 2012.
(c)	Interest rates on the Bridge Loan are variable. If interest rates were to remain at the September 30, 2010 level, the Company would make interest payments of $456,000 in the next year.

In addition, we record a payable to sponsor banks each month in conjunction with our monthly processing activities. This amount was $81.6 million as of September 30, 2010. This amount is repaid on the first business day of the following month out of the fees collected from our merchants.

Unrecognized Tax Benefits. At September 30, 2010, we had gross tax-effected unrecognized tax benefits of approximately $1.5 million. See “— Critical Accounting Estimates — Income Taxes.” As of September 30, 2010 we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

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

On June 10, 2009, the Judicial Panel on Multidistrict Litigation (the “JPML”) entered an order centralizing the class action cases for pre-trial proceedings before the United States District Court for the Southern District of Texas, under the caption In re Heartland Payment Systems, Inc. Customer Data Security Breach Litigation, MDL No. 2046, 4:09-md-2046. On August 24, 2009, the court appointed interim co-lead and liaison counsel for the financial institution and consumer plaintiffs. On September 23, 2009, the financial institution plaintiffs filed a Master Complaint in the MDL proceedings, which we moved to dismiss on October 23, 2009. Briefing on that motion to dismiss concluded on February 1, 2010 and the motion remains pending. On December 18, 2009, we and interim counsel for the consumer plaintiffs filed with the Court a proposed settlement agreement, subject to court approval, of the consumer class action claims. On May 3, 2010, the Court entered an order preliminarily certifying the settlement class, authorizing notice to the class to proceed, and scheduling a fairness hearing for December 10, 2010. The putative consumer class actions and putative financial institution class actions filed against us and pending through September 30, 2010 are described in “Legal Proceedings - Processing System Intrusion Legal Proceedings.”

Other actions have been filed against us seeking damages allegedly arising out of the Processing System Intrusion and other related relief on an individual basis. On October 14, 2009, the Clark County Indiana Teachers Federal Credit Union filed a complaint in the Clark Circuit Superior Court of the State of Indiana. This action is captioned Clark County Indiana Teachers Federal Credit Union v. Heartland Payment Systems, Inc., Civ. No. 10D02-0910-LL-1209, and asserts claims for negligence and breach of contract. On April 12, 2010, we filed an answer to the complaint. On July 30, 2010, the court entered an order staying the action until the MDL court rules on our motion to dismiss or until September 30, 2010, whichever occurs first. On October 25, 2010, the court granted our motion to extend the stay until the MDL court rules on our motion to dismiss or until December 31, 2010, whichever occurs first. On December 28, 2009, Putnam Bank of Putnam, Connecticut filed a complaint in Connecticut Superior Court, Putnam Bank v. Heartland Payment Systems, Inc., case no. WWM-CV-10-6001208-S. On January 20, 2010, we removed the action to the United States District Court for the District of Connecticut, case no. 3:10-cv-0061 (JBA), and, on January 27, 2010, filed a Notice of Potential Tag-Along Action, requesting centralization of the action with the MDL proceedings. On March 17, 2010, the action was centralized with the MDL proceedings. On February 9, 2010, OmniAmerican Bank filed a complaint in the District Court for Collin County, Texas, Civ. No. 380-00563-2012. The complaint identifies as a party in interest the Federal Insurance Company, which is alleged to have insured plaintiff and reimbursed it for $1,005,077.50, less a $100,000 deductible. On March 15, 2010, we filed an answer to the complaint and removed the action to the United States District Court for the Eastern District of Texas, case no. 4:10-cv-114, and, on March 16, 2010, filed a Notice of Potential Tag-Along Action, requesting centralization of the action with the MDL proceedings. On April 29, 2010, the action was centralized with the MDL proceedings. On February 18, 2010, Quad City Bank and Trust filed a complaint in the District Court for Collin County, Texas, Civ. No. 380-00721-2010. The complaint identifies as a party in interest the Federal Insurance Company, which is alleged to have insured plaintiff and reimbursed it for $432,420.32, less a $100,000 deductible. On March 15, 2010, we filed an answer to the complaint and removed the action to the United States District Court for the Eastern District of Texas, case no. 4:10-cv-115 and, on March 16, 2010, filed a Notice of Potential Tag-Along Action, requesting centralization of the action with the MDL proceedings. On April 29, 2010, the action was centralized with the MDL proceedings. On May 5, 2010, Napus Federal Credit Union filed a complaint in the United States District Court for the Southern District of Texas, case no. 4:10-cv-1616, and the action was consolidated with the MDL proceedings on June 9, 2010.

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

Since our announcement of the Processing System Intrusion on January 20, 2009 and through September 30, 2010, we had expensed a total of $145.0 million, before reducing those charges by $30.7 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, related to settlements of claims. Approximately $30.3 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

During the nine months ended September 30, 2010, we recovered from our insurance providers approximately $26.8 million of the costs we incurred for the Processing System Intrusion and expensed approximately $12.0 million for accruals, legal fees and costs we incurred for defending various claims and actions, resulting in a net recovery of $14.8 million, or $0.23 per share. For the three months ended September 30, 2010, we expensed a total of $0.7 million, or about $0.01 per share, respectively, associated with the Processing System Intrusion.

For the three and nine months ended September 30, 2009, we expensed a total of $73.3 million and $105.3 million, respectively, or about $1.22 and $1.74 per share, respectively, for settlement accruals, legal fees and costs we incurred for defending various claims and actions associated with the Processing System Intrusion.

At September 30, 2010, we carried a $1.6 million Reserve for Processing System Intrusion on our Consolidated Balance Sheet. The majority of this Reserve related to settlements which have been agreed upon but are unpaid as of the date of the Balance Sheet. During the three months ended September 30, 2010, we settled claims and disputes with Discover and MasterCard from our cash reserves as follows:

•

On August 31, 2010, we entered into the Discover Settlement Agreement to resolve potential claims and other disputes among us and Discover (and its affiliates and certain of its issuers) with respect to the Processing System Intrusion. On September 2, 2010, we paid Discover $5.0 million in full and final satisfaction of any and all claims of Discover, its affiliates and certain of its issuers arising from or relating to the Processing System Intrusion. The Settlement Agreement contains mutual releases by and between us and Discover (on behalf of itself and its affiliates) relating to the Processing System Intrusion.

•

On May 19, 2010, we entered into the MasterCard Settlement Agreement with MasterCard to resolve potential claims and other disputes among us, the Sponsor Banks and MasterCard related to the Processing System Intrusion. Under the MasterCard Settlement Agreement, alternative recovery offers totaling $41.4 million were made to eligible MasterCard issuers with respect to losses alleged to have been incurred by them as a result of the Processing System Intrusion. The $41.4 million included a $6.6 million credit for fines previously collected by MasterCard during 2009, so the maximum amount payable under the settlement was $34.8 million if all MasterCard issuers had accepted the settlement. The Company paid approximately $34.4 million because certain issuers did not accept settlement. Those issuers, who represent less than 1% of the accounts eligible for the settlement, have been preliminarily awarded $367,172 by MasterCard, and the Company is contesting that award. On September 3, 2010 and September 14, 2010, we paid the remaining settlement amounts.

Claims and disputes with other Card Brands, which were settled and paid prior to the three months ended September 30, 2010, were as follows:

•

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

•

On January 7, 2010, we, the Sponsor Banks, and Visa entered into the Visa Settlement Agreement to resolve potential claims and other disputes among us, the Sponsor Banks and Visa with respect to the potential rights and claims of Visa and certain issuers of Visa-branded credit and debit cards related to the Processing System Intrusion. After including a $780,000 credit for fines previously collected by Visa during 2009, the amount paid by us under the Visa Settlement Agreement was $59.3 million. The costs of this settlement were included in our Provision for Processing System Intrusion on our Consolidated Statement of Operations for the year ended December 31, 2009 and in our Reserve for Processing System Intrusion on its Consolidated Balance Sheet as of December 31, 2009.

On February 18, 2010, we entered into the Bridge Loan Agreement with KeyBank, as administrative agent, and KeyBank and Heartland Bank as bridge lenders. On that date, KeyBank made a bridge loan to us in the amount of $20.0 million and Heartland Bank made a bridge loan to us in the amount of $8.0 million, which are the maximum amounts that we may borrow under the Bridge Loan Agreement. We must repay the Bridge Loan by February 17, 2011. See Note 10, Credit Facilities for additional terms of the Bridge Loan.

On February 18, 2010, we also entered into the Commitment Increase Agreement whereby KeyBank, as one of the lenders under the Amended and Restated Credit Agreement, agreed to increase its revolving credit commitment to us under the Amended and Restated Credit Agreement by $25.0 million. The terms of the Increased Credit Commitment are similar to the terms of the Revolving Credit Facility.

The proceeds of the Bridge Loan and the Increased Credit Commitment, together with a portion of our cash reserves, were used to fund the settlement with Visa. The Visa Settlement Agreement was consummated on February 18, 2010, with a payment of $58.6 million.

These settlement amounts were previously provided for in our Provision for Processing System Intrusion and carried in our Reserve for Processing System Intrusion. We are prepared to vigorously defend ourself against any unsettled claims relating to the Processing System Intrusion that have been asserted against it and its sponsor banks to date. We feel we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion.

Additional costs we expect to incur for legal fees and costs for defending various claims and actions associated with the Processing System Intrusion will be recognized as incurred. Such costs could be material and could adversely impact our results of operations, financial condition and cash flow.

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

On September 9, 2009, VeriFone Israel Ltd. filed a lawsuit in the Northern District of California alleging patent infringement of U.S. Patent No. 6,853,093 (the “ ‘093 patent”) by the Company’s NP3000 payment terminals. VeriFone Israel seeks injunctive relief against the alleged infringement and damages, including enhanced damages for willfulness and reasonable attorneys fees. On October 13, 2009, VeriFone Israel Ltd. amended its complaint to add an additional plaintiff, VeriFone Holdings, Inc., and seeking Declaratory Judgment that VeriFone Holdings was not involved in certain unfair business activity including Tortious Interference with Contract and Prospective Economic Advantage, Tortious Refusal to Deal, Breach of Contract, Breach of Implied Duty of Good Faith and Fair Dealing, Unfair Competition and Defamation. These declaratory judgment counts regarding VeriFone’s unfair business activities correspond to affirmative claims the Company brought against VeriFone Holdings in New Jersey State Court, previously. The Company has not yet answered the complaint. This case has was assigned to Hon. Charles R. Breyer. VeriFone Israel filed a notice of voluntary dismissal on February 15, 2010. On February 16, 2010, the Company filed a Declaratory Judgment action in the Northern District of California seeking a judgment that it has not infringed the ‘093 patent and that the ‘093 patent is not valid. On February 16, 2010, VeriFone Israel filed counterclaims in the Company’s New Jersey Lanham Act case mirroring those it voluntarily dismissed in the Northern District of California. On April 22, 2010, the Company’s Declaratory Judgment action was transferred to the District of New Jersey, where it has been assigned to Judge Mary L. Cooper. On June 8, 2010, Magistrate Judge Douglas E. Arpert entered an Order staying all discovery in the case until September 7, 2010. The Order staying all discovery was extended until December 6, 2010.

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

We have interest rate risk related to our payable to our sponsor banks. During each month, KeyBank and Heartland Bank advance interchange fees to most of our merchants. We fund these advances first by applying a portion of our available cash and then by incurring a significant payable to our sponsor banks, bearing interest at the prime rate. At September 30, 2010, our payable to our sponsor banks was $81.6 million. This payable is repaid on the first business day of the following month out of fees collected from our merchants. During the quarter ended September 30, 2010 the average daily interest-bearing balance of that payable was approximately $22.2 million. The outstanding balance of our payable to our sponsor banks is directly related to our bankcard processing volume and also will fluctuate depending on the amount of our available cash. A hypothetical 100 basis point change in short-term interest rates applied to our average payable to sponsor banks would result in a change of approximately $222,000 in annual pre-tax income.

We also incur interest rate risk on borrowings under our Amended and Restated Credit Agreement and our Bridge Loan. The Amended and Restated Credit Agreement provides for a Revolving Credit Facility in an aggregate amount of $75 million and a Term Credit Facility with $10.4 million outstanding at September 30, 2010. The Term Credit Facility requires amortizing payments in the amount of $2,083,333 on the last business day of each fiscal quarter commencing March 31, 2009. Under the terms of the Amended and Restated Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or nine month adjusted LIBOR rates or equal to the greatest of prime, the secondary market rate for three month certificates of deposits plus 1% and the federal funds rate plus 0.50%, in each case plus a margin determined by the Company’s current leverage ratio. At September 30, 2010, we had $28.0 million outstanding under our Bridge Loan. The Bridge Loan bears interest at a rate of 1.0% plus the Alternate Base Rate. The Alternate Base Rate is the greater of (i) KeyBank’s prime rate, (ii) 0.5% plus the weighted average of the overnight Federal funds rate and (iii) 1.0% plus one-month LIBOR. During the quarter ended September 30, 2010, the average daily interest-bearing balances outstanding were $87.5 million under the Amended and Restated Credit Agreement and $28.0 million under the Bridge Loan. A hypothetical 100 basis point increase in short-term interest rates applied to our average outstanding balance under the Amended and Restated Credit Agreement and our Bridge Loan would result in a decline of approximately $875,000 and $280,000, respectively, in annual pre-tax income.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities within three years. At September 30, 2010, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $49,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $34,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $49,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $34,000.

Foreign Currency Risk. While substantially all of our business is conducted in U.S. dollars, our Canadian processing subsidiary, CPOS, conducts its operations in Canadian dollars. Consequently, a portion of CPOS’ revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our CPOS subsidiary. We have not hedged our translation risk on foreign currency exposure. For the nine months ended September 30, 2010, foreign currency exposures had an immaterial impact on our revenues and our net income. At September 30, 2010, fluctuations in exchange rates on CPOS’ assets and liabilities increased our Other Comprehensive Income by $0.2 million.

We do not hold or engage in the trading of derivative financial, commodity or foreign exchange instruments.

Office Facilities

At September 30, 2010, we owned one facility and leased eleven facilities which we use for operational, sales and administrative purposes.

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

We also leased the following facilities as of September 30, 2010:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. Based upon that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective and provided reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

During the quarter ended September 30, 2010, there was no change in the Company’s internal controls over financial reporting (as defined in Rule 13 a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Other actions have been filed against us seeking damages allegedly arising out of the Processing System Intrusion and other related relief on an individual basis. On October 14, 2009, the Clark County Indiana Teachers Federal Credit Union filed a complaint in the Clark Circuit Superior Court of the State of Indiana. This action is captioned Clark County Indiana Teachers Federal Credit Union v. Heartland Payment Systems, Inc., Civ. No. 10D02-0910-LL-1209, and asserts claims for negligence and breach of contract. On April 12, 2010, we filed an answer to the complaint. On July 30, 2010, the court entered an order staying the action until the MDL court rules on our motion to dismiss or until September 30, 2010, whichever occurs first. On October 25, 2010, the court granted our motion to extend the stay until the MDL court rules on our motion to dismiss or until December 31, 2010, whichever occurs first. On December 28, 2009, Putnam Bank of Putnam, Connecticut filed a complaint in Connecticut Superior Court, Putnam Bank v. Heartland Payment Systems, Inc., case no. WWM-CV-10-6001208-S. On January 20, 2010, we removed the action to the United States District Court for the District of Connecticut, case no. 3:10-cv-0061 (JBA), and, on January 27, 2010, filed a Notice of Potential Tag-Along Action, requesting centralization of the action with the MDL proceedings. On March 17, 2010, the action was centralized with the MDL proceedings. On February 9, 2010, OmniAmerican Bank filed a complaint in the District Court for Collin County, Texas, Civ. No. 380-00563-2012. The complaint identifies as a party in interest the Federal Insurance Company, which is alleged to have insured plaintiff and reimbursed it for $1,005,077.50, less a $100,000 deductible. On March 15, 2010, we filed an answer to the complaint and removed the action to the United States District Court for the Eastern District of Texas, case no. 4:10-cv-114, and, on March 16, 2010, filed a Notice of Potential Tag-Along Action, requesting centralization of the action with the MDL proceedings. On April 29, 2010, the action was centralized with the MDL proceedings. On February 18, 2010, Quad City Bank and Trust filed a complaint in the District Court for Collin County, Texas, Civ. No. 380-00721-2010. The complaint identifies as a party in interest the Federal Insurance Company, which is alleged to have insured plaintiff and reimbursed it for $432,420.32, less a $100,000 deductible. On March 15, 2010, we filed an answer to the complaint and removed the action to the United States District Court for the Eastern District of Texas, case no. 4:10-cv-115 and, on March 16, 2010, filed a Notice of Potential Tag-Along Action, requesting centralization of the action with the MDL proceedings. On April 29, 2010, the action was centralized with the MDL proceedings. On May 5, 2010, Napus Federal Credit Union filed a complaint in the United States District Court for the Southern District of Texas, case no. 4:10-cv-1616, and the action was consolidated with the MDL proceedings on June 9, 2010.

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

Since its announcement of the Processing System Intrusion on January 20, 2009 and through September 30, 2010, the Company has expensed a total of $145.0 million, before reducing those charges by $30.7 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, related to settlements of claims. Approximately $30.3 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

During the nine months ended September 30, 2010, the Company recovered from its insurance providers approximately $26.8 million of the costs it incurred for the Processing System Intrusion and expensed approximately $12.0 million for accruals, legal fees and costs it incurred for defending various claims and actions, resulting in a net recovery of $14.8 million, or $0.23 per share. For the three months ended September 30, 2010, the Company expensed a total of $0.7 million, or about $0.01 per share, respectively, associated with the Processing System Intrusion.

For the three and nine months ended September 30, 2009, the Company expensed a total of $73.3 million and $105.3 million, respectively, or about $1.22 and $1.74 per share, respectively, for settlement accruals, legal fees and costs it incurred for defending various claims and actions associated with the Processing System Intrusion.

At September 30, 2010, the Company carried a $1.6 million Reserve for Processing System Intrusion on its Consolidated Balance Sheet. The majority of this Reserve related to settlements which have been agreed upon but are unpaid as of the date of the Balance Sheet. During the three months ended September 30, 2010, the Company settled claims and disputes with DFS Services, LLC (“Discover”) and MasterCard Worldwide (“MasterCard”) from its cash reserves as follows:

•

On August 31, 2010, the Company and Discover entered into an agreement of settlement and release (the “Settlement Agreement”) to resolve potential claims and other disputes among the Company and Discover (and its affiliates and certain of its issuers) with respect to the Processing System Intrusion. On September 2, 2010, the Company paid Discover $5.0 million in full and final satisfaction of any and all claims of Discover, its affiliates and certain of its issuers arising from or relating to the Processing System Intrusion. The Settlement Agreement contains mutual releases by and between the Company and Discover (on behalf of itself and its affiliates) relating to the Processing System Intrusion.

•

On May 19, 2010, the Company entered into a settlement agreement with MasterCard (the “MasterCard Settlement Agreement”) to resolve potential claims and other disputes among the Company, the Sponsor Banks and MasterCard related to the Processing System Intrusion. Under the MasterCard Settlement Agreement, alternative recovery offers totaling $41.4 million were made to eligible MasterCard issuers with respect to losses alleged to have been incurred by them as a result of the Processing System Intrusion. The $41.4 million included a $6.6 million credit for fines previously collected by MasterCard during 2009, so the maximum amount payable under the settlement was $34.8 million if all MasterCard issuers had accepted the settlement. The Company paid approximately $34.4 million because certain issuers did not accept settlement. Those issuers, who represent less than 1% of the accounts eligible for the settlement, have been preliminarily awarded $367,172 by MasterCard, and the Company is contesting that award. On September 3, 2010 and September 14, 2010, the Company paid the remaining settlement amounts.

Claims and disputes with other Card Brands, which were settled and paid prior to the three months ended September 30, 2010, were as follows:

•

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

•

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

On February 18, 2010, the Company entered into a bridge loan agreement (the “Bridge Loan Agreement”) with KeyBank, as administrative agent, and KeyBank and Heartland Bank as bridge lenders. On that date, KeyBank made a bridge loan to the Company in the amount of $20.0 million and Heartland Bank made a bridge loan in the amount of $8.0 million (collectively, the “Bridge Loan”), which are the maximum amounts that the Company may borrow under the Bridge Loan Agreement. The Company must repay the Bridge Loan by February 17, 2011. See Note 10, Credit Facilities for additional terms of the Bridge Loan.

On February 18, 2010, the Company also entered into a Commitment Increase Agreement pursuant to the Amended and Restated Credit Agreement dated as of May 30, 2008 (the “Commitment Increase Agreement”) whereby KeyBank, as one of the lenders under the Amended and Restated Credit Agreement, agreed to increase its revolving credit commitment to the company under the Amended and Restated Credit Agreement by $25.0 million (the “Increased Credit Commitment”). The terms of the Increased Credit Commitment are similar to the terms of the Revolving Credit Facility (See Note 10, Credit Facilities).

The proceeds of the Bridge Loan and the Increased Credit Commitment, together with a portion of the Company’s cash reserves, were used to fund the settlement with Visa. The Settlement Agreement was consummated on February 18, 2010, with a payment of $58.6 million.

These settlement amounts were previously provided for in the Company’s Provision for Processing System Intrusion and carried in its Reserve for Processing System Intrusion. The Company is prepared to vigorously defend itself against any unsettled claims relating to the Processing System Intrusion that have been asserted against it and its sponsor banks to date. The Company feels it has strong defenses to all the claims that have been asserted against it and its sponsor banks relating to the Processing System Intrusion.

Additional costs the Company expects to incur for legal fees and costs for defending various claims and actions associated with the Processing System Intrusion will be recognized as incurred. Such costs could be material and could adversely impact the Company’s results of operations, financial condition and cash flow.

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

On September 9, 2009, VeriFone Israel Ltd. filed a lawsuit in the Northern District of California alleging patent infringement of U.S. Patent No. 6,853,093 (the “ ‘093 patent”) by the Company’s NP3000 payment terminals. VeriFone Israel seeks injunctive relief against the alleged infringement and damages, including enhanced damages for willfulness and reasonable attorneys fees. On October 13, 2009, VeriFone Israel Ltd. amended its complaint to add an additional plaintiff, VeriFone Holdings, Inc., and seeking Declaratory Judgment that VeriFone Holdings was not involved in certain unfair business activity including Tortious Interference with Contract and Prospective Economic Advantage, Tortious Refusal to Deal, Breach of Contract, Breach of Implied Duty of Good Faith and Fair Dealing, Unfair Competition and Defamation. These declaratory judgment counts regarding VeriFone’s unfair business activities correspond to affirmative claims the Company brought against VeriFone Holdings in New Jersey State Court, previously. The Company has not yet answered the complaint. This case has was assigned to Hon. Charles R. Breyer. VeriFone Israel filed a notice of voluntary dismissal on February 15, 2010. On February 16, 2010, the Company filed a Declaratory Judgment action in the Northern District of California seeking a judgment that it has not infringed the ‘093 patent and that the ‘093 patent is not valid. On February 16, 2010, VeriFone Israel filed counterclaims in the Company’s New Jersey Lanham Act case mirroring those it voluntarily dismissed in the Northern District of California. On April 22, 2010, the Company’s Declaratory Judgment action was transferred to the District of New Jersey, where it has been assigned to Judge Mary L. Cooper. On June 8, 2010, Magistrate Judge Douglas E. Arpert entered an Order staying all discovery in the case until September 7, 2010. The Order staying all discovery was extended until December 6, 2010.

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

(a) None

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Under authorizations from its Board of Directors, we repurchased an aggregate of 2,924,684 shares of our common stock as part of publicly announced plans through September 30, 2010 at a cost of $65.1 million, or an average cost of $22.25 per share. No common stock was repurchased during the nine months ended September 30, 2010. During the years ended December 31, 2009, 2008 and 2007, we repurchased 350,400 shares, 781,584 shares and 731,500, respectively, of our common stock at average per share costs of $9.14, $23.02 and $25.78. At September 30, 2010, the Company has remaining authorization to repurchase up to 175,316 additional shares of its common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	(Removed And Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Amendment No.1 dated as of July 2, 2010 to the Settlement Agreement dated as of May 19, 2010 by and between Mastercard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation.

10.2*	Amendment No.2 dated as of July 13, 2010 to the Settlement Agreement dated as of May 19, 2010, as amended by amendment dated July 2, 2010, by and between Mastercard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation.

10.3*	Amendment No.3 dated as of August 6, 2010 to the Settlement Agreement dated as of May 19, 2010, as amended by amendments dated July 2, 2010 and July 13, 2010, by and between Mastercard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation.

10.4*	Waiver Agreement dated as of August 27, 2010, by and among Mastercard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation.

10.5*	Agreement of Settlement and Release, effective as of August 31, 2010, is entered into by and between Heartland Payment Systems, Inc., a Delaware corporation, and DFS Services LLC, a Delaware corporation.

31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2010

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

By:	/S/ ROBERT O. CARR
Robert O. Carr
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ ROBERT H.B. BALDWIN, JR.
Robert H.B. Baldwin, Jr.
President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Amendment No.1 dated as of July 2, 2010 to the Settlement Agreement dated as of May 19, 2010 by and between Mastercard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation.

10.2*	Amendment No.2 dated as of July 13, 2010 to the Settlement Agreement dated as of May 19, 2010, as amended by amendment dated July 2, 2010, by and between Mastercard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation.

10.3*	Amendment No.3 dated as of August 6, 2010 to the Settlement Agreement dated as of May 19, 2010, as amended by amendments dated July 2, 2010 and July 13, 2010, by and between Mastercard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation.

10.4*	Waiver Agreement dated as of August 27, 2010, by and among Mastercard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation.

10.5*	Agreement of Settlement and Release, effective as of August 31, 2010, is entered into by and between Heartland Payment Systems, Inc., a Delaware corporation, and DFS Services LLC, a Delaware corporation.

31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith