Form 10-K
period 2010-12-31
HEARTLAND PAYMENT SYSTEMS INC
filed 2011-03-10
CIK 1144354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 30, 2010 was approximately $532 million.

As of March 2, 2011, there were 38,494,183 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2011 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K for fiscal year ended December 31, 2010.

Heartland Payment Systems, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2010

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. You should understand that many important factors, in addition to those discussed elsewhere in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Certain of these factors are described in Item 1A. Risk Factors and include, without limitation, the economic conditions in the United States, the results and effects of the systems breach of our processing system, our competitive environment, the business cycles and credit risks of our merchants, chargeback liability, merchant attrition, problems with our bank sponsor, our reliance on third party processors, our inability to pass increased interchange fees along to our merchants, economic conditions, system failures and government regulation.

PART I

ITEM 1.	BUSINESS

Overview of Our Company

Delaware Corporation

We were incorporated in Delaware in June 2000. Our headquarters are located at 90 Nassau Street, Princeton, NJ 08542, and our telephone number is (609) 683-3831.

Our primary business is to provide bankcard payment processing services to merchants in the United States and Canada. This involves facilitating the exchange of information and funds between merchants and cardholders’ financial institutions, providing end-to-end electronic payment processing services to merchants, including merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support and risk management. Our merchant customers primarily fall into two categories; our core small and mid-sized merchants (referred to as Small and Midsized Enterprises, or “SME merchants”) and Network Services’ large national and mid-tier merchants, primarily in the petroleum industry (referred to as “Network Services Merchants”). We also provide additional services to our merchants, such as payroll processing, gift and loyalty programs, prepaid and stored-value solutions, and paper check processing, and we sell and rent point-of-sale devices and supplies.

Bankcard Payment Processing

At December 31, 2010, we provided our bankcard payment processing services to approximately 173,860 active SME bankcard merchants located across the United States. This represents a slight increase over the 173,400 active SME bankcard merchants at December 31, 2009. At December 31, 2010, we provided bankcard payment processing services to approximately 109 Network Services Merchants with approximately 54,244 locations. Our total bankcard processing volume for the year ended December 31, 2010 was $74.9 billion, an 8.2% increase from the $69.3 billion processed during the year ended December 31, 2009. Our 2010 SME bankcard processing volume was $63.1 billion, a 7.0% increase over 2009, and included increases for American Express and Discover card processing, which were initiated in 2009. Our Discover processing volume also benefited from our purchase of an existing merchant portfolio from Discover during the third quarter of 2009. We include American Express volume in our SME bankcard processing volume only where we receive percentage-based residual compensation for that volume. Bankcard processing volume for 2010 includes $11.3 billion of settled volume for Network Services Merchants, compared to $9.9 billion for 2009. In addition to settling Visa and MasterCard transactions, Network Services processes a wide range of payment transactions for its predominantly petroleum customer base, including providing approximately 2.6 billion transaction authorizations through its front-end card processing systems (primarily for Visa and MasterCard) in 2010 and 2.4 billion transactions for the year ended December 31, 2009. We also provided bankcard processing services to over 8,300 merchants in Canada through our majority-owned Canadian subsidiary, Collective Point of Sale Solutions Ltd. (“CPOS”).

According to The Nilson Report, in 2009 we were the 5th largest card acquirer in the United States ranked by transaction count and the 8th largest acquirer by processed dollar volume, which consists of both credit and debit Visa and MasterCard transactions. These rankings represented 2.4 billion transactions and 4.3% of the total bankcard processing market, respectively. In 2010, 2009 and 2008, our bankcard processing dollar volume was $74.9 billion, $69.3 billion and $66.9 billion, respectively.

Our bankcard processing revenue is recurring in nature. We typically enter into three-year service contracts with our SME merchants that, in order to qualify for the agreed-upon pricing, require the achievement of agreed bankcard processing volume minimums from our merchants. Our SME gross bankcard processing revenue is driven by cardholders making purchases at our SME merchants using mostly Visa and MasterCard credit and signature-debit cards, but also pin-debit cards, American Express and Discover cards. We generally benefit from consumers’ increasing use of bankcards in place of cash and checks, and sales growth (if any) experienced by our retained SME merchants. Most of our SME revenue is from gross processing fees, which are primarily a combination of a percentage of the dollar amount of each card transaction we process plus a flat fee per transaction. We make mandatory payments of interchange fees to card issuing banks through card networks and dues, assessments and transaction authorization fees to Visa, MasterCard and Discover, and we retain the remainder of the revenue. For example, in a transaction using a Visa or MasterCard credit card, the allocation of funds resulting from a $100 transaction is depicted below.

Our bankcard processing revenue from our Network Services Merchants is also recurring in nature. We typically enter into five-year contracts with our large national merchants and three year contracts with our mid-tier merchants. However, in contrast to SME merchants, our processing revenues from Network Services Merchants generally consist of a flat fee per transaction and thus revenues are driven primarily by the number of transactions we process (whether settled, or only authorized), not bankcard processing volume.

In December 2007, we signed a sales and servicing program agreement (“OnePoint”) with American Express Travel Related Services Company, Inc. (referred to as “American Express” in this document) under which we sign up and service new merchants on behalf of American Express. Under the terms of the program, we act as American Express’s agent in: (a) providing solicitation services by signing new-to-American Express merchants directly with American Express; and (b) providing transactional support services on behalf of American Express to a larger group of existing American Express acceptors in our portfolio. Under OnePoint, we provide processing, settlement, customer support and reporting to merchants, in effect consolidating a merchant’s American Express card acceptance into the services we currently provide for their Visa, MasterCard and Discover transactions. OnePoint became available to our sales organization effective January 1, 2009. The terms of the new American Express agreement have a compensation model which provides us a percentage-based residual on the American Express volume generated under (a) above, plus fees for every transaction we process for both new and existing acceptors.

In June 2008, we signed an agreement with DFS Services, LLC (referred to as “Discover” in this document) to offer bankcard merchants a streamlined process that enables them to accept Discover Network cards on our processing platform. We offer our merchants an integrated processing solution that includes card acceptance pricing, funding, statement processing and customer service on one platform. This program became available to new merchants that boarded with Heartland in the second quarter of 2009. Additionally, in July 2009 we purchased the existing Discover merchant portfolio we were already processing and converted them to the streamlined process described above. Under our new agreement with Discover, our revenue model is similar to Visa and MasterCard.

We sell and market our bankcard payment processing services through a nationwide direct sales force of 1,188 sales professionals. We focus our sales efforts on low-risk bankcard merchants and have developed systems and procedures designed to minimize our exposure to potential merchant losses. In 2010, 2009 and 2008, we experienced such losses in amounts equal to 1.51 basis points (0.0151%), 1.01 basis points (0.0101%) and 0.88 basis points (0.0088%) of SME merchant Visa and MasterCard bankcard processing volume, respectively. The year-over-year increases in our merchant losses track with the overall deteriorating economic conditions in those years, which contributed to increased incidences of merchant fraud. We have developed significant expertise in industries that we believe present relatively low risks as the customers are generally present and the products or services are generally delivered at the time the transaction is processed. These industries include restaurants, brick and mortar retailers, convenience and liquor stores, automotive sales, repair shops and gas stations, professional service providers, lodging establishments and others. As of December 31, 2010, approximately 26.9% of our SME bankcard merchants were restaurants, approximately 19.2% were brick and mortar retailers, approximately 11.4% were convenience and liquor stores, approximately 7.7% were automotive sales and repair shops, approximately 9.9% were professional service providers, approximately 3.4% were lodging establishments, and approximately 1.6% were gas stations.

We have developed a number of proprietary payment processing systems to increase our operating efficiencies and distribute our processing and merchant data to our three main constituencies: our merchant base, our sales force and our customer service staff. We provide authorization and data capture services to our SME merchants through our own front-end processing system, which we call HPS Exchange. We provide clearing, settlement and merchant accounting services through our own internally developed back-end processing system, which we call Passport. Our control over our front-end and back-end systems enables us to more effectively customize these services to the needs of our Relationship Managers and merchants. In the fourth quarter of 2010, the clearing, settlement and merchant accounting services for Network Services’ settled transactions were converted onto Passport. During the years ended December 31, 2010, 2009 and 2008, we processed approximately 90%, 88% and 83%, respectively, of our SME merchant transactions through HPS Exchange, which has decreased our operating costs per transaction. At December 31, 2010 and 2009, approximately 99% of total SME merchants were processing on Passport. At December 31, 2010, our internally developed systems have been providing substantially all aspects of a merchant’s processing needs for most of our SME merchants. At December 31, 2010, our internal systems are providing all aspects of our Network Services Merchants’ processing needs.

In 2009, we partnered with Voltage Security to develop end-to-end encryption (which we refer to as “E3”) software specifically suited to payments processing. Voltage is a global leader in information encryption. In May 2010, we launched the E3 technology making it available to merchants and business owners nationwide. Since its launch, approximately 10,000 small and mid-sized business owners across the country have purchased and deployed approximately 12,000 E3 terminals to protect their businesses and their consumers. E3 is a complete end-to-end encryption solution designed to protect cardholder data at all stages of a transaction – from card swipe through delivery to the card brands, helping our merchants improve data security and reduce the cost of PCI compliance. The Voltage SecureData™ product line, based on its Format-Preserving Encryption™ and Identity-Based Encryption™ approaches, power the software component of E3. We also employ Voltage SecureMail™ and Voltage SecureFile™ to protect personal information throughout our corporate and extended business network.

Payroll Processing Services

Through our wholly-owned subsidiary, Heartland Payroll Company, we operate a full-service nationwide payroll processing service, including check printing, direct deposit, related federal, state and local tax deposits and providing accounting documentation. We developed a new comprehensive payroll management system, which we refer to as PlusOne Payroll, that streamlines all aspects of the payroll process to enable time and cost savings. PlusOne Payroll was made available to new and existing customers beginning in 2010. We expect to fully convert our existing payroll customers to PlusOne Payroll by mid-2011.

At December 31, 2010, 2009 and 2008, we processed payroll for 11,131, 9,382 and 7,738 customers, respectively. Our nationwide direct sales force sells our payroll processing services solely on a commission basis. In 2010, 2009 and 2008, we installed 4,858, 4,303 and 4,406 new payroll processing customers, respectively.

Other Products and Services

Other products and services which we offer, such as Electronic Check Processing Services, Micropayment, Campus Solutions, Loyalty and Heartland Gift Marketing, Prepaid Calling Services, and K to 12 School Services are discussed in “— Our Services and Products.”

Processing System Intrusion

On January 20, 2009, we publicly announced the discovery of a criminal breach of our payment systems environment (the “Processing System Intrusion”). The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed during the transaction authorization process. We believe the breach has been contained and did not extend beyond 2008. See “Item 3. Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal and Regulatory Considerations” for further detail and related events.

Since our announcement of the Processing System Intrusion on January 20, 2009 and through December 31, 2010, we have expensed a total of $146.1 million, before reducing those charges by $31.2 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, related to settlements of claims. Approximately $31.4 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

During the year ended December 31, 2010, we recovered from our insurance providers approximately $27.2 million of the costs incurred for the Processing System Intrusion and expensed approximately $13.1 million for accruals, legal fees and costs incurred for defending various claims and actions, resulting in a net recovery of $14.1 million, or $0.22 per share.

For the year ended December 31, 2009, we expensed a total of $132.9 million for settlement accruals, legal fees and costs we incurred for defending various claims and actions associated with the Processing System Intrusion, and recovered from our insurance providers approximately $4.0 million of the costs incurred resulting in net expenses of $128.9 million, or about $2.16 per share.

At December 31, 2010 and 2009, we carried a Reserve for Processing System Intrusion on our Consolidated Balance Sheet of $1.6 million and $99.9 million, respectively. During the years ended December 31, 2010 and 2009, we settled the following claims and disputes with the bankcard networks related to the Processing System Intrusion:

•

On December 17, 2009, we entered into a settlement agreement and release with American Express and paid approximately $3.5 million in full and final satisfaction of any and all claims of American Express and its issuers arising from or relating to the Processing System Intrusion. We paid this settlement from our available cash.

•

On January 7, 2010, we entered into a settlement agreement with Heartland Bank, KeyBank National Association (“KeyBank,” and, together with Heartland Bank, the “Sponsor Banks”), and Visa U.S.A. Inc., Visa International Service Association and Visa Inc. (collectively, “Visa”), to resolve potential claims and other disputes related to the Processing System Intrusion (the “Visa Settlement Agreement”) and on February 18, 2010 we paid $59.3 million for that settlement. We obtained loans totaling $53.0 million from Sponsor Banks, the proceeds of which were used to partially fund the settlement amount. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Facilities” for a discussion of our $28.0 million Bridge Loan and our $25.0 million Increased Credit Commitment, both entered into on February 18, 2010.

•

On May 19, 2010, we entered into a settlement agreement with MasterCard Worldwide to resolve potential claims and other disputes related to the Processing System Intrusion (the “MasterCard Settlement Agreement”) and in September 2010 we paid $34.8 million for that settlement. We paid this settlement from our available cash.

•

On August 31, 2010, we entered into an agreement of settlement and release with Discover to resolve potential claims and other disputes with respect to the Processing System Intrusion (the “Discover Settlement Agreement”) and on September 2, 2010, we paid Discover $5.0 million in full and final satisfaction of any and all claims of Discover, its affiliates and certain of its issuers. We paid this settlement from our available cash.

These settlement amounts were previously provided for in our Provision for Processing System Intrusion. We are prepared to vigorously defend ourselves against any unsettled claims relating to the Processing System Intrusion that have been asserted against us to date. We feel we have strong defenses to all the claims that have been asserted against us relating to the Processing System Intrusion.

Additional costs that we may incur for legal fees and costs for defending various claims and actions associated with the Processing System Intrusion will be recognized as incurred. Such costs could be material and could adversely impact our results of operations, financial condition and cash flow.

Payment Processing Industry Overview

The payment processing industry provides merchants with credit, debit, gift and loyalty card and other payment processing services, along with related information services. The industry continues to grow as a result of wider merchant acceptance, increased consumer use of bankcards and advances in payment processing and telecommunications technology. According to The Nilson Report, total expenditures for all card type transactions by U.S. consumers were $3.4 trillion in 2009, and are expected to grow to $5.8 trillion by 2015. The proliferation of bankcards has made the acceptance of bankcard payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. This use of bankcards, enhanced technology initiatives, efficiencies derived from economies of scale and the availability of more sophisticated products and services to all market segments has led to a highly competitive and specialized industry.

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

(a)	HPS Exchange: 90% of our SME merchant bankcard transactions

Passport: 99% of our SME merchants

We believe that the card-based payment processing industry will continue to benefit from the following trends:

Growth in Card Transactions

The proliferation in the uses and types of cards, including in particular debit and prepaid cards, the rapid growth of the Internet, significant technological advances in payment processing and financial incentives offered by issuers have contributed greatly to wider merchant acceptance and increased consumer use of such cards. The following chart illustrates the growth in card volume for the periods indicated.

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

Our Competitive Strengths

We believe our competitive strengths related to Bankcard Payment Processing include the following:

Large, Experienced, Efficient, Direct Sales Force

We sell and market our SME bankcard payment processing services through a nationwide direct sales force of 1,188 sales professionals who work exclusively for us. Many of our competitors rely on Independent

Sales Organizations that often generate merchant accounts for multiple payment processing companies simultaneously. Our sales professionals have local merchant relationships and industry-specific knowledge that allow them to effectively compete for merchants; these relationships are also supported by our 134 Account Managers, who are focused on installing new merchants and responding to any ongoing servicing needs. We compensate our sales force primarily through commissions, which are based upon the performance of their merchant accounts. Our sales professionals have considerable latitude in pricing a new account, but we believe that the shared economics motivate them to sign attractively priced contracts with merchants generating significant bankcard processing volume. The residual commissions our sales force receives from their merchant accounts give them an incentive to maintain a continuing dialogue and servicing presence with their merchants. We believe that our compensation structure is atypical in our industry and contributes to building profitable, long-term relationships with our merchants.

In 2010, our sales force generated over 50,500 SME bankcard merchant applications and installed over 42,800 new SME bankcard merchants. In 2009, our sales force generated over 55,700 SME bankcard merchant applications and installed over 47,900 new SME bankcard merchants.

Recurring and Predictable Revenue

We generate recurring revenue through our payment processing services. Our revenue is recurring in nature because we typically enter into multi-year service contracts with our SME and Network Services Merchants. Our recurring revenue grows as the number of transactions or dollar volume processed for a merchant increases or as we add new merchants. In 2010, approximately 92% of our SME bankcard processing volume came from merchants we installed in 2009 and earlier.

Internal Growth

We grew our SME payment processing business primarily through internal expansion by generating new merchant contracts submitted by our own direct sales force. Substantially all of the SME merchants we process were originally underwritten by our staff, and we have substantial experience responding to the merchants’ processing needs and the risks associated with them. We believe this practice both enhances our merchant retention and reduces our risks. We believe that internally generated merchant contracts generally are of a higher quality and are more predictable than contracts acquired from third parties, and the costs associated with such contracts generally are lower than the costs associated with contracts acquired from third parties.

While we continue to pursue internal growth, we have selectively taken advantage of acquisition opportunities, for example Network Services in 2008, and to expand into other markets that we previously did not have the technical capabilities to support. See “Our Strategy — Pursue Strategic Acquisitions” and “Our Services and Products” later in this section for descriptions of these acquisitions.

Strong Position and Substantial Experience in Our Target Markets

As of December 31, 2010, we were providing payment processing services to approximately 173,860 active SME merchants located across the United States. We believe our understanding of the needs of SME merchants and the risks inherent in doing business with them, combined with our efficient direct sales force, provides us with a competitive advantage over larger service providers that access this market segment indirectly. We also believe that we have a competitive advantage over service providers of a similar or smaller size that may lack our extensive experience and resources and which do not benefit from the economies of scale that we have achieved.

Also at December 31, 2010, Network Services provided bankcard payment processing services to approximately 109 large national and mid-tier merchants with approximately 54,244 locations. These Network Services Merchants are primarily in the petroleum industry. We believe that our understanding of the processing needs of petroleum merchants and the products we offer them provides us with a competitive advantage.

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

In December 2010, the restaurant industry represented approximately 34.1% of our SME bankcard processing volume and 49.8% of our SME transactions. In December 2009 and December 2008, the restaurant industry represented approximately 34.8% and 37.5% of our bankcard processing volume and 50.3% and 52.1% of our transactions, respectively. We believe that the restaurant industry will remain an area of focus, though its growth will likely approximate the growth in the overall portfolio. Restaurants represent an attractive segment for us: according to a report by the National Restaurant Association, restaurant industry sales are expected to reach approximately $604 billion in 2011, which would represent a 3.6% increase over projected industry sales for 2010 and the twentieth consecutive year of growth. The projected restaurant industry growth for 2011 is in spite of a challenging economy and this steady growth profile, combined with the industry’s low seasonality, makes restaurant merchant bankcard processing volume very stable and predictable. In addition, the incidence of chargebacks is very low among restaurants, as the service typically is provided before the card is used. Our industry focus not only differentiates us from other payment processors, but also allows us to forge relationships with key trade associations that attract merchants to our business. Our industry focus also allows us to better understand a merchant’s needs and tailor our services accordingly.

Although we have historically focused significant sales and marketing efforts on the restaurant industry, our SME merchant base also includes a broad range of brick and mortar retailers, lodging establishments, automotive repair shops, convenience and liquor stores, professional service providers, and gas stations. See “— Our Merchant Base” for detail on December 2010 bankcard processing volume by merchant category.

Our historical focus on SME merchants has diversified our merchant portfolio and we believe has reduced the risks associated with revenue concentration. In 2010, no single SME merchant represented more than 1.01% of our total bankcard processing volume. In 2009 and 2008, no single SME merchant represented more than 0.87% and 0.56% of our total bankcard processing volume, respectively.

Our Network Services business has further diversified our total merchant portfolio adding a substantial base of large national merchants, primarily in the petroleum industry.

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

Our merchant-focused culture spans from our sales force, which maintains a local market presence to provide rapid, personalized customer service, through our service center which is segmented into regionalized teams to optimize responsiveness, and to our technology organization, which has developed a customer management interface and information system that alerts our Relationship Managers to any problems a merchant has reported and provides them with detailed information on the merchants in their portfolio. Additionally, we believe that we are one of the few companies that discloses, and does not unilaterally change, our pricing to merchants. We think this is the best approach to building long-term merchant relationships.

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

We provide authorization and data capture services to our SME merchants through our internally-developed front-end processing system, HPS Exchange. This system incorporates real time reporting tools through interactive point-of-sale database maintenance via the Internet. These tools enable merchants, and our employees, to change the messages on credit card receipts and to view sale and return transactions entered into the point-of-sale device with a few second delay on any computer linked to the Internet. During the years ended December 31, 2010, 2009 and 2008, approximately 90%, 88% and 83%, respectively, of our SME transactions were processed through HPS Exchange.

We provide clearing, settlement and merchant accounting services through our own internally developed back-end processing system, Passport. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At both December 31, 2010 and 2009, approximately 99% of total SME bankcard merchants were processing on Passport. In the fourth quarter of 2010, the clearing, settlement and merchant accounting services for Network Services’ settled transactions were converted onto Passport. At December 31, 2010 and 2009, our internally developed systems have been providing substantially all aspects of a merchant’s processing needs for most of our SME merchants. At December 31, 2010, our internal systems are providing all aspects of our Network Services Merchants’ processing needs.

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

Comprehensive Underwriting and Risk Management System

Through our experience in assessing risks associated with providing payment processing services to small- and medium-size merchants, we have developed procedures and systems that provide risk management and fraud prevention solutions designed to minimize losses. Our underwriting processes help us to evaluate merchant applications and balance the risks of accepting a merchant against the benefit of the bankcard processing volume we anticipate the merchant will generate. We believe our systems and procedures enable us to identify potentially fraudulent activity and other questionable business practices quickly, thereby minimizing both our losses and those of our merchants. As evidence of our ability to manage these risks, notwithstanding the challenging economic environment faced by our SME merchants in recent years, we experienced losses of no more than 1.51 basis points of SME Visa and MasterCard bankcard processing volume for each of the years ended December 31, 2010, 2009 and 2008, which we believe is lower than industry norms. The risks discussed in this paragraph are merchant fraudulent card activity that is not related to the Processing System Intrusion.

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

Our Strategy

Our current growth strategy is to increase our market share as a provider of payment processing services to merchants in the United States and Canada. We believe that the forecasted increase in the use of bankcards as a payment method, combined with our sales and marketing approaches, will continue to present us with significant growth opportunities. Additionally, we intend to continue growing our payroll processing business, and enhance our other products such as Electronic Check Processing, Micro Payments, Campus Solutions, and Gift Marketing. Key elements of our strategy include:

Expand Our Direct Sales Force

Unlike many of our competitors who rely on Independent Sales Organizations or salaried salespeople and telemarketers, we have built a direct, commission-only sales force. Our sales model divides the United States into 15 primary geographic regions overseen by Regional Directors. The Regional Directors are primarily responsible for hiring Relationship Managers and increasing the number of installed merchants in their territory. Historically, we compensated our sales managers based on their success in growing the sales force and increasing the total SME merchant base in their regions. Past increases in our direct sales force, including our Relationship Managers, had led to significant growth in the total SME merchants for which we process and the gross margin generated by those merchants.

In the third quarter of 2010, we focused on accelerating new gross margin install growth by improving the productivity of our sales organization. We have leveraged the best and most effective practices of our most productive sales divisions and implemented their sales process and management techniques across the country. Since then we have seen a significant reduction in headcount of our Relationship Managers, but have improved our individual sales productivity to historical highs. We have also more fully engaged our Territory Managers in the sales process by requiring them to achieve individual minimum monthly gross margin install targets. We anticipate renewed growth in our sales force in the next few years in order to increase our share of our target markets.

Further Penetrate Existing SME Bankcard Target Markets and Enter Into New Markets

We believe that we have an opportunity to grow our business by further penetrating the SME market through our direct sales force and alliances with local trade organizations, banks and value-added resellers. During 2009, according to The Nilson Report, we processed approximately 2.9% of the dollar volume of all Visa and MasterCard transactions in the United States, down from approximately 3.0% in 2008, and up from approximately 2.4% in 2007, 2.3% in 2006 and 2.2% in 2005. We believe that our sales model, combined with our community-based strategy that involves our Relationship Managers building relationships with various trade groups and other associations in their territory, will enable our Relationship Managers to continuously add new merchants. We intend to further expand our bankcard processing sales efforts into new target markets with relatively low risk characteristics, including markets that have not traditionally accepted electronic payment methods. These markets include governments, schools and the business-to-business market.

Expand Our Services and Product Offerings

We have focused on offering a broad set of payment-related products to our customers. Our current product offerings include payroll processing, check processing services, Micropayments, Campus Solutions, prepaid, loyalty and gift card. See “— Our Services and Products” for descriptions of these services. In 2008, we added Collective Point of Sale Solutions Ltd., Network Services and Chockstone, Inc. expanding our bankcard processing services into Canada and large national merchants, and adding gift card and loyalty solutions to our product set (see “— Our Services and Products — Large National Merchant Bankcard Processing”, “— Our Services and Products — Collective Point of Sale Solutions Ltd.” and “— Our Services and Products — Loyalty and Heartland Gift Marketing” for more information).

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

Leverage Our Technology

We intend to continue leveraging our technology platforms to increase operating efficiencies and provide real-time processing and data to our merchants, sales force and customer service staff. Since our inception, we have been developing Internet-based systems to improve and streamline our information systems, including customer-use reporting, management reporting, enrollment, customer service, sales management and risk management reporting tools. We continually develop enriched back office solutions which allow merchants to integrate their payment processing data into any of the major small business accounting software packages, and remain on the leading edge of the merchant marketplace. We continue to make material investments in our payment processing capabilities, which allows us to offer a differentiated payment processing product that is faster, less expensive, and more comprehensive than competing products.

Enhance Merchant Retention

By providing our merchants with a consistently high level of service and support, we strive to enhance merchant retention. We recognize that our ability to maintain strong merchant relationships is important to not only maintaining our recurring revenues, but to our growth. We believe that our practice of fully disclosing our pricing policies to our merchants creates goodwill. We developed and endorsed The Merchant Bill of Rights, an advocacy initiative that details ten principles we believe should characterize all merchants’ processing relationships. The Merchant Bill of Rights allows our sales force to differentiate our approach to bankcard processing from alternative approaches, and we believe that a focus on these principles by our merchants will enhance our merchant relationships.

We have developed a customer management interface that alerts our Relationship Managers and Account Managers to any problems an SME merchant has reported and provides them with detailed information on the merchants in their portfolio. In addition, we believe that our flexible back-end processing platform, Passport, allows us to tailor our services to the needs of our sales force and merchants, which we believe will further enhance merchant retention. Passport’s flexibility allows us to enhance the information available to our merchants, and to offer new services to them.

Pursue Strategic Acquisitions

Although we intend to continue to pursue growth through the efforts of our direct sales force, we may also expand our merchant base or gain access to other target markets by acquiring complementary businesses, products or technologies, including other providers of payment processing. Our 2006 acquisition of Debitek, Inc. and 2007 acquisition of General Meters Corp, are examples of expanding by acquiring complementary businesses. In 2008, we acquired Collective Point of Sale Solutions Ltd., a Canadian provider of payment processing services and secure point-of-sale solutions that provided us with an entrance into the Canadian credit and debit card processing market. We are now able to service merchants that have locations in both the United States and Canada. In 2008, we also acquired Network Services which handles a wide range of payment transactions for its predominantly petroleum customer base. Our acquisition of Chockstone in 2008 provided for expansion into the loyalty marketing and gift card solutions market.

On December 30, 2010, we initiated our K to 12 School Services product through the acquisition of the K to 12 School Services business operated by Lunchbox. We followed this acquisition with the January 12, 2011 and February 4, 2011 acquisitions of the K to 12 School Services businesses of Comalex, Inc. and mySchoolBucks, LLC. Combined, these three acquisitions provide us with approximately 9,000 schools as the base to build our K to 12 School Services business.

On July 31, 2009, we purchased the existing Discover merchant portfolio for $3.2 million, which we were already processing. This purchase related to our 2008 agreement with Discover, which enables us to offer bankcard merchants a streamlined process that enables them to accept Discover Network cards on our processing platform.

Our Services and Products

SME Merchant Bankcard Payment Processing

We derive the majority of our SME processing revenues from fee income relating to Visa and MasterCard payment processing, which is primarily comprised of a percentage of the dollar amount of each transaction we process, as well as a flat fee per transaction. The percentage we charge is typically a fixed margin over interchange, which is the percentage set by Visa and MasterCard depending on the type of card used and the way the transaction is handled by the merchant. On average, the gross revenue we generate from processing a Visa or MasterCard transaction equals approximately $2.50 for every $100 we process. We also receive fees from American Express, Discover, and JCB for facilitating their transactions with our SME merchants. The terms of our new American Express agreement have a compensation model which provides us percentage-based residual on the American Express volume we process, plus fees for every transaction we process. Under our new agreement with Discover, which made this program available to our merchants in the second quarter of 2009, our revenue model is similar to Visa and MasterCard.

We receive revenues as compensation for providing bankcard payment processing services to merchants, including merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant support and chargeback resolution. In 2005, we began providing clearing, settlement and accounting services through Passport, our own internally developed back-end processing system. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At December 31, 2010 and 2009, approximately 99% of our SME bankcard merchants were processing on Passport. In addition, we sell and rent point-of-sale devices and supplies and provide additional services to our merchants, such as gift and loyalty programs, paper check authorization and chargeback processing. These payment-related services and products are described in more detail below:

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

Authorization and Draft Capture – We provide electronic payment authorization and draft capture services for all major bankcards. Authorization generally involves approving a cardholder’s purchase at the point of sale after verifying that the bankcard is not lost or stolen and that the purchase amount is within the cardholder’s credit or account limit. The electronic authorization process for a bankcard transaction begins when the merchant “swipes” the card through its point-of-sale terminal and enters the dollar amount of the purchase. After capturing the data, the point-of-sale terminal transmits the authorization request through HPS Exchange or the third-party processor to the card-issuing bank for authorization. The transaction is approved or declined by the card-issuing bank and the response is transmitted back through HPS Exchange or the third-party processor to the merchant. At the end of each day, and, in certain cases, more frequently, the merchant will “batch out” a group of authorized transactions, transmitting them through us to the bankcard networks for payment.

We introduced HPS Exchange, our internally developed front-end processing system, in August 2001. During the years ended December 31, 2010, 2009 and 2008, approximately 90%, 88% and 83%, respectively, of our SME transactions were processed through HPS Exchange. The remainder of our front-end processing is outsourced to third-party processors, primarily TSYS Acquiring Solutions. Although we will continue to install new SME merchants on TSYS’ systems, we anticipate that the percentage of SME transactions that are outsourced will continue to decline as we install a high percentage of new merchants on HPS Exchange. Additionally, in the fourth quarter of 2010 we sold many of our remaining merchant accounts that had not been converted onto HPS Exchange and were still processing on third party front-end platforms. The sale’s purpose was to eliminate servicing inefficiencies associated with these merchant accounts.

Clearing and Settlement – Clearing and settlement processes, along with Merchant Accounting, represent the “back-end” of a transaction. Once a transaction has been “batched out” for payment, the payment processor transfers the merchant data to Visa or MasterCard who then collect funds from the card issuing banks. This is typically referred to as “clearing.” After a transaction has been cleared, the transaction is “settled” by Visa or MasterCard by payment of funds to the payment processor’s sponsor bank the next day. The payment processor creates an electronic payment file in ACH format for that day’s cleared activity and sends the ACH file to its sponsor bank. The ACH payments system generates a credit to the merchants’ bank accounts for the value of the file. The merchant thereby receives payment for the value of the purchased goods or services, generally two business days after the sale. Under the terms of the new Agreement with American Express and Discover, the process is substantially similar to the Visa and MasterCard process, and the merchant receives one deposit for all cards accepted, in contrast to the previously existing arrangement, where an acceptor of Visa and MasterCard, American Express and Discover would have received three deposits.

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

Merchant Support Services – We provide merchants with ongoing service and support for their processing needs. Customer service and support includes answering billing questions, responding to requests for supplies, resolving failed payment transactions, troubleshooting and repair of equipment, educating merchants on Visa and MasterCard compliance and assisting merchants with pricing changes and purchases of additional products and services. We maintain a toll-free help-line 24 hours a day, seven days a week, which is staffed by our customer service representatives and during 2010 answered an average of approximately 138,000 customer calls per month. The information access and retrieval capabilities of our intranet-based systems provide our customer service representatives prompt access to merchant account information and call history. This data allows them to quickly respond to inquiries relating to fees, charges and funding of accounts, as well as technical issues.

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

Network Services Merchant Bankcard Payment Processing

Network Services is a provider of payment processing solutions, serving large national merchants in a variety of industries such as petroleum, convenience store, parking and retail. More recently, we have added mid-tier petroleum merchants to Network Services’ merchant base. Services include payment processing, prepaid services, POS terminals, helpdesk services and merchant bankcard services. In addition to Visa and MasterCard transactions, Network Services handles a wide range of payment transactions for its predominantly petroleum customer base.

Our bankcard processing revenue from Network Services Merchants is recurring in nature. In contrast to SME merchants, our processing revenues from Network Services Merchants generally consist of a flat fee per transaction and thus are primarily driven by the number of transactions we process (whether settled, or only authorized), not processing volume.

Authorization and Draft Capture – Network Services provides electronic payment authorization and draft capture for all major bankcards, client private label cards and fleet cards. Authorization generally involves approving a cardholder’s purchase at the point of sale after verifying that the card is not lost or stolen and that the purchase amount is within the cardholder’s credit or account limit. The electronic authorization process for a card transaction begins when the merchant “swipes” the card through its point-of-sale terminal and enters the dollar amount of the purchase. Network Services offers two front-end processing hosts, VAPS and NWS. After capturing the data, the point-of-sale terminal transmits the authorization request through the VAPS or NWS host or the third-party processor to the card-issuing entity for authorization. The transaction is approved or declined by the card-issuing entity and the response is transmitted back through the VAPS/NWS host or the third-party processor to the merchant. At the end of each day, and, in certain cases, more frequently, the merchant will “batch out” a group of authorized transactions, transmitting them through us to the bankcard networks for payment.

VAPS and NWS provide distinct functionality and processing options for our large corporate customers. These hosts provide efficient transaction payment processing and real-time authorizations using fully redundant routing paths. Our merchants can rely on quick response times and high availability. We maintain two redundant data centers for our Network Services Merchant transaction processing. If one site fails, the other site is capable of supporting 100% of the workload so this assures uninterrupted transaction processing. Each data center maintains direct connections to Visa, MasterCard, Discover, Fiserv and American Express. The Fiserv connection is our gateway for debit and EBT processing.

Clearing and Settlement – Clearing and settlement processes represent the “back-end” of a transaction. Once a transaction has been “batched out” for payment, we transfer the completed transaction detail file to our Passport back-end processing system for clearing and settlement. During the “clearing” process, the transaction detail is split out and sent to Visa or MasterCard who then collect funds from the card issuing banks. After a transaction has been cleared, the transaction is “settled” by Visa or MasterCard by payment of funds to our sponsor bank the next day. We then create either electronic payment files for wire or ACH for that day’s cleared activity and send the files to our sponsor bank. The payments system generates a wire or credit to the merchants’ bank accounts for the value of the file.

We provide deposit information to our Network Services Merchants each day via our Internet-based settlement reporting system. Deposits are broken out by card type and show gross sales, less chargebacks, interchange, and miscellaneous adjustments.

Merchant Boarding – The Merchant Support area supports new site setup requests, changes to existing locations, and any deletions. In addition, we provide Network Services Merchants with a web-based system, Prometheus, that allows merchants to manage their sites’ data in the mainframe database after their initial setup has been completed. The benefits of Prometheus include reducing complexity, decreasing delay in boarding, allowing merchants to control their data entry, and minimizing the learning curve and data entry. The only requirements are Windows and a user ID. Boarding merchants using Prometheus access allows direct connect into Prometheus through a TCP/IP connection.

Merchant Reporting – We provide three types of reporting options to Network Services Merchants:

•

Data Warehouse –Merchants interested in flexible reporting alternatives have been satisfied with our Data Warehouse. A data warehouse is an architecture that consists of various technologies, which include relational and multi-dimensional databases, file servers, extraction and transformation programs, user query and reporting tools, and more. Other than a suitable web browser, no additional software is required to access Data Warehouse. Users can access Data Warehouse from any location anywhere and at any time from any PC that has access to the Internet.

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

The Help Desk provides three possible levels of support on all point-of-sale (“POS”) solutions that are certified to process on our network:

•

1st level support includes full support of all of the POS functions, downloading of the POS, and replacement of the POS (when applicable), as well as all of the support functions provided at 2nd and 3rd level.

•

2nd level support includes full support of the communication between the POS and our network and minor support of the POS functions, mostly limited to those functions related to communication or network identification, as well as any support provided at 3rd level.

•	3rd level support includes research and analysis of data being sent by the POS to our network.

Chargeback Services – We provide direct settlement reporting to help our Network Services Merchants manage chargebacks received from Visa, MasterCard and Discover. Merchants are notified of chargebacks and requested to submit any information regarding the transaction within 15 days to facilitate resolution of the chargeback. During this time, the merchant is not debited for a chargeback. If we do not receive the required information within the timeframe allowed, the merchant will be debited for the chargeback.

Collective Point of Sale Solutions Ltd.

In March 2008, we acquired a majority interest in Collective Point of Sale Solutions Ltd. (“CPOS”), a Canadian provider of bankcard payment processing services and secure point-of-sale solutions. This acquisition provides us with an entrance into the Canadian credit and debit bankcard processing market. We are now able to service merchants that have locations in both the United States and Canada. CPOS employs call center and field sales personnel to sign new processing relationships. As of December 31, 2010 and 2009, we provided bankcard processing services to over 8,300 and 6,600 merchants, respectively, in Canada. Revenues for our CPOS services were $8.5 million, $6.0 million and $4.1 million, respectively, in 2010, 2009 and 2008.

Payroll Processing Services

Through our wholly-owned subsidiary, Heartland Payroll Company, we operate a full-service nationwide payroll processing service. Revenues for our Payroll Processing Services were $17.3 million, $15.0 million and $12.8 million, respectively, in 2010, 2009 and 2008. Our payroll services include check printing, direct deposit, related federal, state and local tax deposits and providing accounting documentation. In addition, we offer a “PayAdvantage” card, which provides employees the opportunity to have all, or a portion, of their payroll deposited to a Visa debit card account. In order to improve operating efficiencies and ease-of-use for our customers and to decrease our own processing costs, we offer electronic and paperless payroll processing that allows an employer to submit its periodic payroll information to us via the Internet or through a personal computer-based, direct-connect option. If a customer chooses either of these online options, all reports and interactions between the employer and us can be managed electronically, eliminating the need for cumbersome paperwork. Approximately 45% of our payroll customers currently submit their information electronically. However, if a customer chooses not to submit their payroll data online, they may submit such information via phone or facsimile. Regardless of input method, clients can choose to have Heartland print and ship their payroll package or to receive this information electronically. As of December 31, 2010, 2009 and 2008, we provided payroll processing services to 11,131, 9,382 and 7,738 customers, respectively. In 2010, 2009 and 2008, we installed 4,858, 4,303 and 4,406 new payroll processing customers, respectively.

We developed a new comprehensive payroll management system, which we refer to as PlusOne Payroll, that streamlines all aspects of the payroll process to enable time and cost savings. PlusOne Payroll was made available to new and existing customers beginning in 2010. At December 31, 2010, 883 of our payroll processing customers were processing on PlusOne Payroll. We expect to fully convert our existing payroll customers to PlusOne payroll by mid-2011. We consider our PlusOne Payroll platform to be state-of-the art, enabling us to process payroll on a large scale and provide customizable solutions for businesses of all sizes. PlusOne Payroll enables faster processing and continuous updates to help businesses remain compliant with payroll, tax and human resources regulations. The platform features web-hosted access, enabling businesses — and their accountants — to securely access all payroll data from virtually anywhere with SSL-encryption protection. It also provides robust, easy-to-use reporting for better business analysis. PlusOne Payroll is equipped to interface with the leading providers of accounting and time and attendance applications, as well as restaurant and retail point-of-sale systems.

Electronic Check Processing Services

We offer electronic check processing services, which we refer to as Express Funds, to merchants. Revenues for our Electronic Check Processing Services were $1.9 million, $1.5 million and $0.8 million, respectively, in 2010, 2009 and 2008. Express Funds allows our merchants to quickly and easily scan all of their checks at their place of business, using a scanner sold or rented by us, to capture the image of the front and back of the check, store those images, and transmit the image to us for clearing through existing banking channels. Our merchants do not have to change their local banking arrangements. We clear checks on their behalf, and deposit collected funds at their own bank as soon as the next banking day. Express Funds also performs security checks and ensures that the image file is balanced before it is sent to us. Merchants often benefit from checks clearing faster and receiving a return notification earlier. We also offer a late deposit deadline and comprehensive reporting on the status of all checks and deposits.

The product has additional value-added functionality, ease of use, and support to our check processing merchants. The Express Funds platform is capable of automatically posting check activity to many popular accounting packages, has been directly embedded in industry specific enterprise applications, and has been expanded to include remittance processing capabilities. The platform continues to drive efficiency for our check processing merchants. In addition, our platform now offers a Service Oriented Architecture that allows a software partner or enterprise business the ability to embed our check management platform into the merchant’s programs giving them a direct interface. We have also created a new interface referred to as Express Funds Online Lockbox that assists with remittance processing, complex data management, full page document scanning and the ability to manage split allocations.

Micropayments

We began providing payment solutions within the small value transaction market in 2006. Revenues for Micropayments were $6.8 million, $4.8 million and $6.3 million, respectively, in 2010, 2009 and 2008. We manufacture and sell solutions comprising unattended online wireless credit card based payment systems, and unattended value top up systems for off-line closed loop smart (chip) card based payment systems. Our electronic cash systems provide small value transaction processing for laundromat machines, vending machines, and cash registers, in apartment laundries, cruise ships, corporate and university campuses, and penitentiaries. These systems offer consumers convenient ways to use their credit cards in laundromats with our new Waverider system, purchase and reload electronic cash cards, and spend the value on the card for small value purchases in both attended and unattended point of sale locations. In addition, we provide merchants financial settlement between the value (electronic cash card) issuer and the vendor/merchant who accepts the card as payment. We believe that there is increasing consumer demand for, and merchant interest in, card-based solutions for small denomination transactions, and expect to make additional investments in the future in developing solutions in this area.

Campus Solutions

Our campus solutions product provides an open or closed networked payments solution for a campus to efficiently process small value electronic transactions. Revenues for Campus Solutions were $5.7 million, $4.8 million, and $4.4 million, respectively, in 2010, 2009, and 2008. Besides payment processing, our solutions enable personal identification, door access, cashless vending transactions, cashless laundry, meal plans and cashless printing. Our innovative Give Something Back Network adds Internet and phone accessible debit card based financial services to the students, faculty, staff and local community merchants of an educational institution. In addition, our new Acceluraid program addresses a major operational need for campuses by providing a debit card based platform for reimbursing financial aid refunds. We currently have 150 OneCard college and university accounts.

Loyalty and Heartland Gift Marketing

We continue to leverage our November 2008 acquisition of Chockstone, Inc., to provide gift card programs and loyalty solutions. Revenues for Loyalty and Gift Marketing were $9.2 million, $6.4 million and $0.8 million, respectively, in 2010, 2009 and 2008. Through our Loyalty Group, we deliver processing services to merchant locations through real-time communications with the merchant point-of-sale, enabling us to leverage existing installations across our merchant base. In addition to servicing the SME market, the Loyalty Group also provides gift and loyalty services to national brands.

In September 2009, we initiated a gift card program called Heartland Gift Marketing, which strengthens an SME merchant’s marketing initiatives by combining traditional, loyalty and promotional gift card features into one integrated gift card program. Merchants are using Heartland Gift Marketing to increase customer loyalty and acquire new customers through the use of real-time offers and rewards delivered at the merchant point-of-sale. As of December 31, 2010, Heartland Gift Marketing has signed 5,300 merchant locations and loaded $22 million onto approximately 620,000 activated consumer gift cards, compared to 1,300 merchant locations and $1.8 million loaded onto approximately 80,000 cards in 2009.

Prepaid Calling Services

In August of 2009, we began reselling “top-up” minutes from the major prepaid wireless and long distance providers across the nation through our e-PIN It! Program. E-PIN It! Prepaid Services enables one of our merchants to dispense electronic products and services through their existing point-of-sale terminal, using our proprietary application. Business owners can download the program directly to their terminal and sell a large assortment of products and services without the need to carry inventory. Customers access the minutes by calling a toll-free number and inputting the Personal Identification Number (PIN) printed on the terminal generated receipt.

K to 12 School Services

On December 30, 2010, we initiated our K to 12 School Services product through the acquisition of the K to 12 School Services business operated by Lunchbox. Lunchbox serves approximately 4,400 schools. Lunchbox develops, manufactures, sells, services and maintains computer software designed to facilitate accounting and management functions of food service operations of K to 12 schools.

School districts use Lunchbox for point-of-sale (POS) platforms for their cafeteria serving line, free and reduced meal application processing, inventory, menu planning, nutritional analysis and online payments. These platforms are web-based software which provides real-time communication and interaction between the District’s central office and schools. LunchBox uses touch screen technology and offers optional biometrics, reimbursable meal vending, meal application scanning and on-line application processing.

On January 12, 2011 and February 4, 2011, we acquired the K to 12 School Services businesses of Comalex, Inc. and mySchoolBucks, LLC. Comalex and mySchoolBucks added approximately 3,700 and 900 schools, respectively, to our K to 12 School Services customer base. These acquisitions will enable us also to offer Internet payment capability, which enables on-line deposits of funds into student accounts and enables schools to operate more efficiently. We plan to consolidate the individual platforms and products of Lunchbox, Comalex and mySchoolBucks to optimize synergies, cost efficencies and product offerings to our customers.

Sales

We sell and market our products and services to our SME merchants exclusively through our sales force. As of December 31, 2010, we employed 1,188 Relationship Managers, Account Managers and sales managers in 50 states plus the District of Columbia. We employ a geographic sales model that divides the United States into 15 regions overseen by Regional Directors, who are responsible for sales and service in their region and ultimately responsible for increasing the number of installed merchants. Regional Directors manage their territories through Division Managers and Territory Managers. Division Managers do not sell our products and services. Instead, their sole responsibility is to hire, train and manage Territory and Relationship Managers in their assigned geography. In contrast, Territory Managers are Relationship Managers who are also responsible for hiring and training a small number of Relationship Managers in their territory. Our Relationship Managers employ a community-based strategy that involves cold calling, obtaining referrals from existing merchants and building relationships with various trade groups, banks and value-added resellers to create sales opportunities.

We designed our sales force compensation structure to motivate our Relationship Managers to establish profitable long-term relationships with low-risk merchants and create a predictable and recurring revenue stream. Compensation for Relationship Managers is entirely commission-based, as a percentage of the financial value of new merchant accounts installed, which is measured in terms of the annual gross margin we estimate we will receive from the merchant accounts installed. Gross Margin is calculated by deducting interchange fees, dues, assessments and fees and all of our costs incurred in underwriting, processing and servicing an account from expected gross processing revenues. Relationship Managers are permitted to price accounts as they deem appropriate, subject to minimum and maximum gross margin guidelines.

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

We maintain a team of Account Managers who are assigned a specific geographic territory for which they are responsible for servicing and completing installation activities. We believe that the Account Manager role allows our Relationship Managers and Territory Managers to leverage their sales efforts, while allowing us to offer merchants two local relationship contacts including an Account Manager who is more attuned to the merchants’ service needs. The majority of Account Managers’ compensation represents a shift of the 5% servicing portion associated with the merchants he or she is servicing. The 5% is distributed in compensation to the Account Manager in the form of a weekly salary, a monthly expense allotment and monthly bonus. Compensation for these activities is deducted from Relationship Manager and Territory Manager compensation. At December 31, 2010 and 2009, we had 134 and 331 Account Managers, respectively. The decline in the number of Account Managers at 2010 year end reflects the impacts of eliminating selling capabilities from the Account Manager role, and our focus on improving the productivity of Relationship Managers and Territory Managers.

In late 2008, we established a small team of sales professionals to directly solicit mid-market and large national accounts. This team consists of one Senior Director of National Accounts and four national account sales representatives. All members of the National Account team are on draw against a commission plan that includes Signing Bonus compensation and relationship management compensation. Signing Bonuses are determined after calculating the cost and internal support requirements to support each large national account’s custom needs, which is then deducted from the traditional gross margin calculations before commissions are paid.

In addition to our commission-based compensation structure, we use various sales contests to reward strong sales performance. Sales compensation in connection with these contests includes stock options, trips and incentive points. The incentive points are redeemable for custom rewards, such as travel, personal goods, and business tools.

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

We have focused significantly on the hospitality industry and, in particular, independent restaurants. The number of independent restaurants to which we provide our products and services were 46,700 as of December 31, 2010 and 47,500 as of December 31, 2009. In December 2010, the restaurant industry represented approximately 34.1% of our SME bankcard processing volume and 49.8% of our SME transactions. In December 2009 and December 2008, the restaurant industry represented approximately 34.8% and 37.5% of our bankcard processing volume and 50.3% and 52.1% of our transactions, respectively. In addition to restaurants, our merchant base includes brick and mortar retailers, lodging establishments, automotive repair shops, convenience and liquor stores, and professional service providers.

We have historically had success in marketing our products and services through relationships with key trade associations, agent banks and value-added resellers.

Trade Associations

On January 19, 2010, we formed a strategic partnership with The National Restaurant Association which will deliver a unified payments processing platform to the restaurant industry. This alliance is expected to provide restaurateurs nationwide with effective tools, solutions and resources that will help them reduce their expenses, improve operations and increase profitability — all from one source with integrated technology product platforms. Referred to as “Full Course Business SolutionsSM,” the partnership’s offering was launched in early 2010 with an exclusively endorsed suite of payments products, including card processing, check management, payroll and tip management, reporting and compliance services. This suite of solutions is supported by our national sales and servicing organization of 1,188 professionals located in communities across America and our 1,200 service, information technology and administrative employees. Founded in 1919, The National Restaurant Association is the leading business association for the restaurant industry, which is comprised of 945,000 restaurant and foodservice outlets and a work force of 13 million employees.

As of December 31, 2010, we also had preferred partner agreements with more than 200 trade associations, approximately 50% of which are in the hospitality industry. Of these partnerships, 43 are state restaurant associations and another 39 are state lodging associations. In addition, we are the American Hotel & Lodging Association’s endorsed provider of card processing, check management, payroll and tip management services. Our agreements with trade associations typically include our commitment to be a member of the association, a sponsor of the association’s events and an advertiser in the association’s publications. In exchange for an association’s recommendation of our products and services to their members, upon the installation of a new merchant that is a member of the association we pay to the trade association a portion of the signing bonus or residual payment that otherwise would be paid to the Relationship Manager responsible for that merchant.

Agent Banks

Many community banks find it difficult to provide their merchant servicing personnel with the training and support they need to serve their customer base, and are unwilling to assume transaction risk. As a result, some of these banks enter into arrangements with payment processors to service their banking customers. As of December 31, 2010, we provided these services to over 300 community banks in the United States. In exchange for a bank’s endorsement of our products and services, upon the installation of a new merchant referred by the bank we typically pay the bank a portion of the signing bonus or residual payment that otherwise would be paid to the Relationship Manager responsible for that merchant.

Additionally, we have entered into arrangements with TD Bank (Marlton, NJ), Bremer Bank (St. Paul, MN), Central Pacific Bank (Honolulu, HI), Gateway Bank (Elizabeth, NC) and Commerce Bank Harrisburg (Harrisburg, PA) providing for the conversion, in some cases, of their existing merchant processing customers onto our processing systems. In most arrangements, these relationships are cross-referral, so that we and the banks benefit from these arrangements by gaining access to each other’s customers.

Value-Added Resellers and Third-Party Software Providers

In order to further market our products and services, we enter into arrangements with value-added resellers and third-party software developers. Value-added resellers typically sell complementary products and services such as hardware and software applications and point-of-sale hardware, software and communication network services to merchants in markets similar to ours. Our agreements with value-added resellers provide that, in exchange for their endorsement of our products and services and upon the installation of a new merchant referred by them we will pay the value-added reseller a portion of the sales commission from the Relationship Manager responsible for that merchant and/or a transaction fee. As we continue to expand our product offerings, we intend to introduce capabilities that will allow our systems to be compatible with third-party software developers while working to reduce merchants’ third-party up-front costs for processing with us. We are committed to passing along our cost efficiencies to our merchants and their point-of-sale providers to encourage joint technology partnerships. In addition we will continue to consult with industry groups such as The National Restaurant Association to advocate for fair treatment to merchants from point-of-sale software providers and their dealers. As of December 31, 2010, we had arrangements with over 1,784 value-added resellers and referral services providers, including agreements with many third-party developers in the hospitality industry. From time to time, we have also entered into direct alliances with original equipment manufacturers and vendors.

Relationships with Sponsor Banks and Processors

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

Sponsor Banks

Because we are not a “member bank” as defined by Visa and MasterCard we have entered into sponsorship agreements with member banks. Visa and MasterCard rules restrict us from performing funds settlement or accessing merchant settlement funds and require that these funds be in the possession of a member bank until the merchant is funded. A sponsorship agreement enables us to route Visa and MasterCard bankcard transactions under the member bank’s control and identification numbers to clear credit bankcard transactions through Visa and MasterCard. A sponsorship agreement also enables us to settle funds between cardholders and merchants by delivering funding files to the member bank, which in turn transfers settlement funds to the merchants’ bank accounts.

The sponsorship agreements with the member banks require, among other things, that we abide by the by-laws and regulations of the Visa and MasterCard networks, and certain of the bank sponsors require a certificate of deposit or a cash balance in a deposit account. If we breach a sponsorship agreement, the sponsor bank may terminate the agreement and, under the terms of the agreement, we would have 180 days to identify an alternative sponsor bank. We are dependent on our sponsor banks, Visa and MasterCard for notification of any compliance breaches. As of December 31, 2010, we have not been notified of any such issues by our sponsor banks, Visa or MasterCard.

We are currently party to three bank sponsorship agreements. Our primary sponsor bank for SME merchant processing is KeyBank, National Association, referred to as “KeyBank” in this document. Either KeyBank or we can terminate the agreement if the other party materially breaches the agreement, including non-payment of fees due for processing our monthly settlement of transactions. The agreement may also be terminated if the other party enters bankruptcy or files for bankruptcy, if either party is required to discontinue performing its services under the agreement based upon a final order of a state or federal court or regulatory body or if there is a change in the majority ownership of the other party. KeyBank may terminate the agreement with us if we breach the by-laws and regulations of Visa or MasterCard, if either our registration or KeyBank’s membership with Visa or MasterCard terminates, if any federal or state regulatory authority requests that the agreement be terminated or that KeyBank terminate its services or if applicable laws or regulations change to prevent KeyBank from performing its services under the agreement. Upon termination of the agreement for any reason, we will have 180 days to convert to another sponsor bank. Although we expect that we would be able to secure a new sponsor bank, the cost of entering into a new sponsorship agreement may be different than under our current agreement with KeyBank. The agreement, which we entered into with KeyBank on April 1, 1999, expires in March 2012.

In 2007, we entered into a second sponsor bank agreement, this one with Heartland Bank, which is based in Saint Louis, Missouri. Heartland Bank is not related to, or associated with Heartland Payment Systems. Our agreement with Heartland Bank involves substantially the same terms as apply with KeyBank and it has been renewed through September 2013.

In November 2009, we entered into a sponsorship agreement with The Bancorp Bank to sponsor our Network Services Merchants and transferred sponsorship from SunTrust Bank, its previous sponsor, to the Bancorp Bank in February 2010. The agreement with The Bancorp Bank expires in November 2014 and involves substantially the same terms as apply with KeyBank.

Following is a breakout of our total Visa and MasterCard settled bankcard processing volume for the month of December 2010 by percentage processed under our individual sponsorship agreements:

Sponsor Bank	% of December 2010 Bankcard Processing Volume
KeyBank, National Association	72%
Heartland Bank	13%
The Bancorp Bank	15%

Third-Party Processors

We have agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. These third-party processors include Fujitsu America, TSYS, and Global Payments, Inc. Certain agreements with third-party processors may be terminated by the third-party processors if we materially breach certain sections of the agreements, including our failure to pay fees due, and we do not cure the breach within 30 days, if our registration with Visa or MasterCard terminates, or if we enter bankruptcy or file for bankruptcy.

In the fourth quarter of 2010, we sold many of our remaining merchant accounts that had not been converted onto HPS Exchange and were processing on third party front-end platforms. The sale’s purpose was to eliminate servicing inefficiencies associated with these merchant accounts.

Our Merchant Base

Our merchant customers primarily fall into two categories: our core small and mid-sized merchants (referred to as Small and Midsized Enterprises, or “SME”) and Network Services’ large national and mid-tier merchants, primarily in the petroleum industry. At December 31, 2010, we provided our bankcard payment processing services to approximately 173,860 active SME bankcard merchants located across the United States. This represents a slight increase over the 173,400 active SME bankcard merchants at December 31, 2009. At December 31, 2010, we provided bankcard payment processing services to approximately 109 Network Services Merchants with approximately 54,244 locations.

SME Merchant Base

While restaurants represent a significant portion of our SME merchant base, we also provide payment processing services to a wide variety of merchants, with a focus on those merchants whose typical customer is present when using a bankcard to pay for products or services. We define SME merchants as generating annual Visa and MasterCard bankcard processing volume between $50,000 and $5,000,000. With the added functionality and cost benefits that our back-end processing system, Passport, affords us, we market to merchants with annual processing volume above $5,000,000.

The following chart summarizes our SME processing volume by merchant category for the month of December 2010, compared to the months of December 2009 and December 2008.

Processing Volume by Merchant Category

December 2010

No single SME merchant accounted for more than 1.01% of our total SME Visa and MasterCard bankcard processing volume in 2010, and during 2010, our top 25 merchants represented only 3.00% of our Visa and MasterCard bankcard processing volume and 2.54% of our gross processing revenue. In 2009 and 2008, no single merchant represented more than 0.87% and 0.56% of our total bankcard processing volume, respectively. In both 2009 and 2008 our top 25 merchants represented only 3.0% and 3.1%, respectively, of our bankcard processing volume and 2.4% and 2.5%, respectively, of our gross processing revenue.

In December 2010, SME merchants in California represented 11.4%, in New York represented 5.9%, in Texas represented 5.5%, in Florida represented 4.7%, and in New Jersey represented 4.3% of our SME bankcard processing volume. No other state represented more than 4% of our total bankcard processing volume. Our geographic concentration tends to reflect the states with the highest economic activity, as well as certain states where we have historically maintained a stronger sales force. This merchant and geographic diversification makes us less sensitive to changing economic conditions in any particular industry or region. We believe that the loss of any single merchant would not have a material adverse effect on our financial condition or results of operations.

Generally, our agreements with SME merchants are for three years and automatically renew for additional one-year periods unless otherwise terminated. Our sponsor bank is also a party to these agreements. The merchants are obligated to pay for all chargebacks, fines, assessments, and fees associated with their account, and in some cases, annual fees. Our sponsor bank may terminate a merchant agreement for any reason on 30 days notice, and the merchant may terminate the agreement at any time without notice, subject to the payment of any applicable early termination fees. Typically, the agreement may also be terminated immediately upon a breach by the merchant of any of its terms. The agreement may not be assigned by the merchant without the prior written consent of the sponsor bank and us.

Network Services Merchants

At December 31, 2010, we provided bankcard payment processing services to approximately 109 Network Services Merchants with approximately 54,244 locations. Network Services provides processing of credit and debit cards to large national and mid-tier merchants, primarily in the petroleum industry. For the month of December 2010, approximately 95% of Network Services Merchant processing volume was in the petroleum industry. In addition to settling Visa and MasterCard transactions, Network Services processes a wide range of payment transactions, including providing approximately 2.6 billion transaction authorizations through our Network Services front-end card processing systems (primarily for Visa and MasterCard) in 2010. Network Services added $11.3 billion to our bankcard processing volume on 488 million settled transactions in 2010. In the fourth quarter of 2010, the clearing, settlement and merchant accounting services for Network Services’ settled transactions were converted onto Passport.

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

Merchant attrition is expected in the payment processing industry in the ordinary course of business. During 2010, 2009, and 2008, we experienced average annual attrition of 15.3%, 22.6%, and 17.3% respectively of our SME bankcard processing volume. Much of our attrition is related to business closures, which accelerated in 2008 and 2009 due to weak economic conditions, and in 2008 and 2009 our volume attrition was significantly impacted by overall contraction in same stores sales. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — General” for a discussion of same stores sales.

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

Effective risk management helps us minimize merchant losses for the mutual benefit of our merchants and ourselves. Our risk management procedures also help protect us from fraud perpetrated by our merchants. We believe our knowledge and experience in dealing with attempted fraud has resulted in our development and implementation of effective risk management and fraud prevention systems and procedures for the types of fraud discussed in this section. In 2010, 2009 and 2008, we experienced losses of 1.51 basis points, 1.01 basis points and 0.88 basis points, respectively, of our Visa and MasterCard SME bankcard processing volume. The year-over-year increases in our merchant losses track with the overall deteriorating economic conditions in those years, which contributed to increased incidences of merchant fraud.

We employ the following systems and procedures to minimize our exposure to merchant and transaction fraud:

Underwriting

Our Relationship Managers send new applications for low-risk merchants to their regional service team for scoring and account set up. Higher-risk applications are routed to our underwriting department for review and screening. Our underwriting department’s review of these applications serves as the basis for our decision whether to accept or reject a merchant account. The review also provides the criteria for establishing cash deposit or letter of credit requirements, processing limits, average transaction amounts and pricing, which assists us in monitoring merchant transactions for those accounts that exceed those pre-determined thresholds. The criteria set by our underwriting department also assist our risk management staff in advising merchants with respect to identifying and avoiding fraudulent transactions. Depending upon their experience level, our underwriting staff has the authority to render judgment on new applications or to take additional actions such as adjusting processing limits supported by prior processing history, analyzing average charge per transaction information or establishing cash deposits/letter of credits, reserves, and delayed funding requirements for new and existing merchants. Our underwriting department prepares accounts that are risk sensitive for our credit committee review. The Credit Committee consists of a Manager of Underwriting, Manager of Risk Review and Executive Director of Core Support Group. Merchant accounts that exceed certain committee thresholds are reviewed by either our CEO, President or Chief of Operations. Our sponsor bank also reviews and approves our merchant underwriting policies and procedures to ensure compliance with Visa and MasterCard operating rules and regulations.

Merchant Monitoring

We employ several levels of merchant account monitoring to help us identify suspicious transactions and trends. Daily merchant activity is obtained from two sources: HPS Exchange (where the information is downloaded from HPS Exchange to our monitoring systems) and TSYS (where the information is downloaded from our third-party processors onto TSYS’ risk system and then accessed by us on the Internet), and is sorted into a number of customized reports by our systems. Our risk management team reviews any unusual activity highlighted by these reports, such as larger than normal transactions or credits, and monitors other parameters that are helpful in identifying suspicious activity. We have a daily window of 10:00 a.m. to 7:30 p.m. Eastern time to decide if any transactions should be held for further review, which provides us time to interview a merchant or issuing bank to determine the validity of suspicious transactions. We have also developed a fraud management system for HPS Exchange that is fully integrated with our internal customer relationship management software and has detailed review capabilities to further streamline our monitoring of those transactions. We also place merchants who require special monitoring on alert status and have engaged a web crawling solution that scans all merchant websites for content and integrity.

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

Collateral

We require some of our merchants to establish cash deposits or letters of credit that we use to offset against liabilities we may incur. We hold such cash deposits or letters of credit for as long as we are exposed to a loss resulting from a merchant’s payment processing activity. In addition, we maintain a 5-day delayed deposit policy on transactions processed by our Internet merchants and newly established merchants who have not previously processed bankcards to allow for additional risk monitoring. We also place a “hold” on batches containing questionable transactions, diverting the funds to a separate account pending review. As of December 31, 2010, these cash deposits, delayed and “held” batches, and letters of credit totaled approximately $9.1 million.

Servicing and Processing Technology

We have developed a number of systems that are designed to improve the effectiveness of our sales force, customer service and the management of our business. In 2010, 2009 and 2008 we spent $15.3 million, $12.2 million and $5.9 million, respectively, on capitalized software development costs to make electronic payments easier for our sales force and merchants. Many of the following systems are accessible over the Internet through www.e-hps.com.

Our Servicing Technology platforms include:

Portfolio Manager

Portfolio Manager is designed to allow each of our Relationship, Territory and Division Managers and Regional Directors to manage many aspects of his or her business, including portfolio monitoring and management, compensation review, training and professional development and the ability to communicate with others within our company. Portfolio Manager consists of a set of merchant relationship management tools. These tools include detailed merchant data, such as historical bankcard processing volume, updates on merchant contracts that will soon expire, losses, merchants who may have attrited and data that can be used by our Relationship Managers to assist merchants in understanding interchange fee structures and the risks associated with certain types of transactions. Portfolio Manager also includes an estimated gross margin calculator and a merchant profitability analysis that allows Relationship Managers to optimize gross margin generated from a new SME merchant account. In addition, Portfolio Manager provides our Relationship Managers with the ability to view their residual commission stream from their merchant portfolio, track their productivity and compare their sales statistics with those of other Relationship Managers.

Merchant Center

Merchant Center is designed to improve our merchants’ efficiency, cash management and dispute resolution by providing them with real-time access to their transaction data, including clearinghouse records, deposits and transactions. Merchant Center can replace paper merchant statements and provide automated customer self-service. Approximately 60.3% of our SME merchants, as of December 31, 2010, had signed up for this product. Affiliate Manager also provides similar information tools to our strategic relationships, such as trade associations, banks and value-added resellers.

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

Our Processing Technology platforms include:

HPS Exchange

Our front-end system, HPS Exchange, provides us greater control of the electronic transaction process, allows us to offer our merchants (through our Relationship Managers) a differentiated product offering, and offers economies of scale that we expect will increase our long-term profitability.

On January 20, 2009, we publicly announced the discovery of the Processing System Intrusion, which apparently had occurred during some portion of 2008. The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by us during the transaction authorization process. We believe the breach has been contained and did not extend beyond 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Processing System Intrusion” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal and Regulatory Considerations” for further detail and related events. We have taken a number of steps since discovering the Processing System Intrusion to further enhance the security of our computer system.

During 2010, approximately 90% of the transactions of our SME merchants were processed on HPS Exchange, and 94% of all merchant accounts established in 2010 were placed on the system. When a merchant uses HPS Exchange on certain hardware platforms, the resulting authorization speed for dial-up transactions can be six seconds or less and IP transactions can be two seconds or less, which we believe is faster than industry norms for comparable terminals. This increased speed not only benefits the merchant but also reduces the telecommunications costs we incur in connection with a transaction.

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

We believe that we are one of the first payment processors to develop all of our systems to take advantage of recent technological advancements in network and distributed computing, such as relational databases and Internet technologies. This offers significant benefits to us in terms of cost, data manipulation and distribution, flexibility and scalability. We further believe that these systems help attract both new merchants and Relationship Managers and provide us with a competitive advantage over many of our competitors who rely on less flexible legacy systems. With more widespread availability and usage of the Internet, increasing numbers of merchants are using the web as a transport medium. In December 2010, 48% of all transactions processed through HPS Exchange were transmitted through the Internet. These transactions represent a significantly lower overall cost to HPS, since no dial-up costs are incurred.

Passport

Our internally-designed back-end processing system, Passport, provides us with significant cost savings and results in greater economies of scale, by replacing third party processors’ per-transaction charges with more of a fixed-cost structure. This structure allows per-transaction savings as increasing numbers of transactions are processed on Passport. In addition, Passport provides us with the opportunity to offer our merchants significantly greater amounts of information regarding their processing characteristics, in more usable formats and to offer our services to larger merchants. At December 31, 2010 and 2009, approximately 99% of our SME merchants were processing on Passport.

Network Services Technology

We operate Network Services’ platforms in two geographically dispersed outsourced data centers that are the focal point for hosting all Network Services’ front-end transaction processing and network activity. We establish system service level thresholds based on our large national merchants’ requirements. System availability of 99.5% uptime is our standard large national merchant metric, which Network Services exceeded in 2010. To achieve this standard, transactions are mirrored between data centers, and each center has the capacity to handle our full merchant transaction load. This ensures uninterrupted transaction processing during maintenance windows and other times processing may not be available.

Authorization – We route authorization and capture transactions through Access Engine, where it is assigned to one of two payment engines: VAPS and NWS. After routing a transaction to the appropriate payment engine, it is then sent to Auth Engine which passes the transaction to the card networks for authorization.

Settlement – We provide both authorization and settlement services to 53 Network Services Merchants, representing 15.7% of Network Services’ transactions in 2010. In the fourth quarter of 2010, the clearing, settlement and merchant accounting services for Network Services’ settled transactions were converted onto Passport. Prior to then, these settlement transactions were processed by a third party.

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

Our internal network configuration provides multiple layers of security to isolate our databases from unauthorized access and implements detailed security rules to limit access to all critical systems. In November 2003, we were certified by Visa as having successfully completed their Cardholder Information

Security Program (CISP) review of our payment processing and Internet-based reporting systems. In 2004, the Visa CISP requirements were combined with security guidelines of the other card networks into a comprehensive Payment Card Industry Data Security Standard (PCI-DSS). We received confirmation of our compliance with PCI-DSS from a third party assessor in April 2008. Notwithstanding our implementation and utilization of the network security measures described in this section, we suffered the Processing System Intrusion described elsewhere in this annual report. Subsequent to the discovery of the Processing System Intrusion, we were advised by Visa that based on Visa’s investigation of the Processing System Intrusion, Visa had removed us from Visa’s published list of PCI-DSS compliant service providers. We were similarly advised by MasterCard that, based on MasterCard’s investigation of the Processing System Intrusion MasterCard believed we were in violation of the MasterCard Standards and that, based on that belief, MasterCard removed us from MasterCard’s published list of Compliant Service Providers. In April 2009, we were re-certified as PCI-DSS compliant and the assessor’s report attesting to such re-certification was reviewed and approved by Visa. Visa placed us in a “probationary status” for the two years following our re-certification as being PCI-DSS compliant, during which time our failure to comply with the probationary requirements set forth by Visa or with the Visa operating regulations may result in Visa seeking to impose further risk conditions on us, including but not limited to our disconnection from VisaNet or our disqualification from the Visa payment system. In April 2009, MasterCard returned us to its published list of Compliant Service Providers.

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

Some of our competitors have substantially greater capital resources than we have and operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. Since they are affiliated with financial institutions or banks, these competitors do not incur the costs associated with being sponsored by a bank for registration with card networks and they can settle transactions quickly for their own merchants. We do not, however, currently contemplate acquiring or merging with a financial institution in order to increase our competitiveness. We believe that our direct sales focus on SME merchants, our competitive payments product set, and our understanding of the needs and risks associated with providing payment processing services to those merchants, gives us a competitive advantage over larger competitors, which do not have our focus, and over competitors of a similar or smaller size that may lack our experience and sales resources.

Intellectual Property

We own and are pursuing several patents with the United States Patent and Trademark Office. In addition, we own various trademarks and have applied for numerous others. Most of our services and products are based on proprietary software or processes that are updated to meet merchant needs and remain competitive. Protecting our rights to our proprietary software is critical, as it allows us to offer distinctive services and products to merchants, which differentiates us from our competitors.

Employees

As of December 31, 2010, we employed 2,612 full- and part-time personnel, including 713 customer service, risk management, financial and operations support and underwriting employees, 345 systems and technology employees, 123 payroll services employees, 66 prepaid and stored-value solutions employees, 35 K to 12 School Services employees, 142 accounting and administration employees and 1,188 sales professionals. None of our employees are represented by a labor union, and we have experienced no work stoppages. We consider our employee relations to be good.

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

In August 2010, we submitted to the New York Stock Exchange the CEO certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual without qualification.

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

To date, we have had several claims and lawsuits filed against us, settled several claims and lawsuits, and additional lawsuits may be filed against us in the future. Several government agencies have either made inquiries to us or initiated investigations of us related to Processing System Intrusion. The amounts of the claims and the amounts we have paid as a result of, or in order to defend, the claims, lawsuits and government investigations and inquiries described above have been material. For more information concerning these claims, lawsuits and government inquiries and investigations, and settlements we paid see “Item 3. Legal Proceedings.”

We collect and store sensitive data about merchants, including names, addresses, social security numbers, driver’s license numbers and checking account numbers. In addition, we maintain a database of cardholder data relating to specific transactions, including bankcard numbers, in order to process the transactions and for fraud prevention. Any loss of cardholder data by us or our merchants could result in significant fines and sanctions by the card networks or governmental bodies, which could have a material adverse effect upon our financial position and/or results of operations. In addition, a significant breach could result in our being prohibited from processing transactions for card networks.

Our computer systems have been, and could be in the future, subject to penetration by hackers and our encryption of data may not prevent unauthorized use. In this event, we may be subject to liability, including claims for unauthorized purchases with misappropriated bankcard information, impersonation or other similar fraud claims. We could also be subject to liability for claims relating to misuse of personal information, such as unauthorized marketing purposes. These claims also could result in protracted and costly litigation. In addition, we could be subject to penalties or sanctions from the card networks.

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

Subsequent to the discovery of the Processing System Intrusion, we were advised by Visa that based on Visa’s investigation of the Processing System Intrusion, Visa had removed us from Visa’ published list of PCI-DSS compliant service providers. We were similarly advised by MasterCard that, based on MasterCard’s investigation of the Processing System Intrusion MasterCard believed we were in violation of the MasterCard Standards and that, based on that belief, MasterCard removed us from MasterCard’s published list of Compliant Service Providers. In April 2009, we were re-certified as PCI-DSS compliant and the assessor’s report attesting to such re-certification was reviewed and approved by Visa. Visa placed us in a “probationary status” for the two years following our re-certification as being PCI-DSS compliant, during which time our failure to comply with the probationary requirements set forth by Visa or with the Visa operating regulations may result in Visa seeking to impose further risk conditions on us, including but not limited to our disconnection from VisaNet or our disqualification from the Visa payment system. In April 2009, MasterCard returned us to its published list of Compliant Service Providers.

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

In a recessionary environment our merchants could also experience a higher rate of business closures, which could adversely affect our business and financial condition. During prior recessions, including the 2008-2009 recession, we experienced a slowdown in the rate of same-store sales growth and an increase in business closures. In the event of a closure of a merchant, we are unlikely to receive our fees for any transactions processed by that merchant in its final month of operation.

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

The market for payment processing services is highly competitive. Other providers of payment processing services have established a sizable market share in the small- and medium-size merchant processing sector. Maintaining our historic growth will depend on a combination of the continued growth in electronic payment transactions and our ability to increase our market share. The weakness of the current economic recovery could cause future growth in electronic payment transactions to slow compared to historical rates of growth and the Processing System Intrusion could negatively impact our ability to increase our market share. According to The Nilson Report, we accounted for approximately 2.9% of the $2.4 trillion of total dollar volume

(which we refer to as bankcard processing volume) processed by all bankcard acquirers in 2009. This competition may influence the prices we are able to charge. If the competition causes us to reduce the prices we charge, we will have to aggressively control our costs in order to maintain acceptable profit margins. In addition, some of our competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies, including First Data Corporation, Global Payments, Inc., Fifth Third Processing Solutions, Chase Paymentech Solutions and Elavon, Inc., a subsidiary of U.S. Bancorp. Our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a bank for registration with the card networks and can settle transactions more quickly for their merchants than we can for ours. These competitors have substantially greater financial, technological, management and marketing resources than we have. This may allow our competitors to offer more attractive fees to our current and prospective merchants, or other products or services that we do not offer. This could result in a loss of customers, greater difficulty attracting new customers, and a reduction in the price we can charge for our services.

We have faced, and will in the future face, chargeback liability when our merchants refuse or cannot reimburse chargebacks resolved in favor of their customers, reject losses when our merchants go out of business, and merchant fraud. We cannot accurately anticipate these liabilities, which may adversely affect our results of operations and financial condition.

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

We incurred charges relating to chargebacks, reject losses and merchant fraud of $9.1 million, $5.9 million and $5.3 million in the years ended December 31, 2010, 2009 and 2008, respectively. The year-over-year increases in our merchant losses track with the overall deteriorating economic conditions in those years which contributed to increased incidences of merchant fraud.

Increased merchant attrition that we cannot offset with increased bankcard processing volume from same store sales growth or new accounts would cause our revenues to decline.

We experience attrition in merchant bankcard processing volume resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account closures that we initiate due to heightened credit risks relating to, or contract breaches by, merchants, and when applicable same store sales contraction. During 2010, 2009, and 2008, we experienced average annual attrition of 15.3%, 22.6%, and 17.3% respectively. Substantially all of our SME processing contracts may be terminated by either party on relatively short notice. We cannot predict the level of attrition in the future, and it could increase. Increased attrition in merchant bankcard processing volume may have an adverse effect on our financial condition and results of operations. If we are unable to establish accounts with new merchants or otherwise increase our bankcard processing volume in order to counter the effect of this attrition, our revenues will decline.

We rely on sponsor banks, which have substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions. If these sponsorships are terminated and we are unable to secure new bank sponsors, we will not be able to conduct our business.

Over 90% of our revenue is derived from processing Visa and MasterCard bankcard transactions. Because we are not a bank, we are not eligible for membership in the Visa and MasterCard networks and are, therefore, unable to directly access the bankcard networks, which are required to process Visa and MasterCard transactions. Visa and MasterCard operating regulations require us to be sponsored by a member bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through KeyBank, which has maintained that registration since 1999, Heartland Bank, which has been a sponsor since December 2007, and The Bancorp Bank, which has been a sponsor since February 2010. Our agreements with KeyBank, Heartland Bank and The Bancorp Bank expire March 2012, September 2013 and November 2014, respectively. If our sponsorships are terminated and we are unable to secure another bank sponsor or sponsors, we will not be able to process Visa and MasterCard transactions. Furthermore, our agreements with KeyBank and Heartland Bank give them substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants and our customer service levels. Our sponsor banks’ discretionary actions under these agreements could be detrimental to our operations.

If we cannot pass increases in bankcard network interchange fees, assessments and transaction fees along to our merchants, our operating margins will be reduced.

We pay interchange fees and other network fees set by the bankcard networks to the card issuing bank and the bankcard networks for each transaction we process. From time to time, the bankcard networks increase the interchange fees and other network fees that they charge payment processors and the sponsor banks. At its sole discretion, our sponsor bank has the right to pass any increases in interchange fees on to us and it has consistently done so in the past. We are allowed to, and in the past we have been able to, pass these fee increases along to our merchants through corresponding increases in our processing fees. However, if we are unable to do so in the future, our operating margins will be reduced.

Current or future bankcard network rules and practices could adversely affect our business.

We are registered with the Visa and MasterCard networks through our bank sponsors as an Independent Sales Organization with Visa and a Member Service Provider with MasterCard. We are currently a sales agent for American Express and a registered Acquirer with Discover. The rules of the bankcard networks are set by their boards, which may be strongly influenced by card issuers, and some of those card issuers are our competitors with respect to these processing services. Many banks directly or indirectly sell processing services to merchants in direct competition with us. These banks could attempt, by virtue of their influence on the networks, to alter the networks’ rules or policies to the detriment of non-members like us. The bankcard networks or issuers who maintain our registrations or arrangements or the current bankcard network or issuer rules allowing us to market and provide payment processing services may not remain in effect. The termination of our registration or our status as an Independent Sales Organization or Member Service Provider, or any changes in card network or issuer rules that limit our ability to provide payment processing services, could have an adverse effect on our bankcard processing volumes, revenues or operating costs. In addition, if we were precluded from processing Visa and MasterCard bankcard transactions, we would lose substantially all of our revenues.

Any new laws and regulations, or revisions made to existing laws, regulations, or other industry standards affecting our business may have an unfavorable impact on our operating results and financial condition.

Our business is impacted by laws and regulations that affect the bankcard industry. The number of new and proposed regulations has increased significantly, particularly pertaining to interchange fees on bankcard transactions, which are paid to the bank card issuer. In July 2010, Congress passed The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes financial regulation. Changes include restricting amounts of debit card fees that certain issuer banks can charge merchants and allowing merchants to offer discounts for different payment methods. The impact which the Dodd-Frank Act will have on our operating results is difficult to determine, as the changes are not directed at us and final regulations on interchange fees are still to be set by the Federal Reserve Board. When final, these regulations could adversely affect our operating results and financial condition.

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

If we fail to protect our intellectual property rights and defend ourselves from potential patent infringement claims, our competitive advantages may diminish or our ability to offer services to our customers could be restricted.

Our patents, trademarks, proprietary software and other intellectual property are critical to our future success. We rely on proprietary technology. It is possible that others will independently develop the same or similar technologies. Assurance of protecting our rights and proprietary information cannot be guaranteed. Our patents could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide any meaningful protection or advantage. If we are unable to maintain the proprietary nature of our technologies, we could lose competitive advantages and be materially adversely affected. Adverse determinations in judicial or administrative proceedings could prevent us from selling our services or prevent us from precluding others from selling competing services, and thereby may have a material adverse affect on the business and results of operations. Additionally, claims have been made, are currently pending, and other claims may be made in the future, with regard to our technology infringing on a patent or other intellectual property rights of others. Unfavorable resolution of these claims could either result in our being restricted from delivering the related service or result in an unfavorable settlement that could be material to our operating results, financial condition and cash flow.

Adverse conditions in markets in which we obtain a substantial amount of our bankcard processing volume, such as our largest SME merchant markets of California, New York, Texas, Florida, and New Jersey, could negatively affect our results of operations.

Adverse economic or other conditions in California, New York, Texas, Florida, and New Jersey would negatively affect our revenue and could materially and adversely affect our results of operations. In December 2010, SME merchants in California represented 11.4%, in New York represented 5.9%, in Texas represented 5.5%, in Florida represented 4.7%, and in New Jersey represented 4.3% of our SME bankcard processing volume. As a result of this geographic concentration of our merchants in these markets, we are exposed to the risks of downturns in these local economies and to other local conditions, which could adversely affect the operating results of our merchants in these markets. No other state represented more than 4% of our SME bankcard processing volume in December 2010.

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

Unlike many of our competitors who rely on Independent Sales Organizations or salaried salespeople and telemarketers, we rely on a direct sales force whose compensation is entirely commission-based. Through our direct sales force of approximately 917 Relationship Managers and Territory Managers, we seek to increase the number of merchants using our products and services. We intend to significantly increase the size of our sales force. Our success partially depends on the skill and experience of our sales force. If we are unable to retain and attract sufficiently experienced and capable Relationship Managers, our business and financial results may suffer.

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

We may need to raise additional funds to finance our future capital needs, including developing new products and technologies, and operating expenses. We may need additional financing earlier than we anticipate if we:

•	experience material costs to mitigate the impacts of, and resolve remaining claims originating from, the Processing System Intrusion;

•	expand faster than our internally generated cash flow can support;

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

Risks Related to Our Company

Borrowings under our Second Amended and Restated Credit Agreement could adversely affect our financial condition, and the related debt service obligations may adversely affect our cash flow and ability to invest in and grow our businesses.

The interest rates on debt outstanding under our Second Amended and Restated Credit Agreement are floating based on the LIBOR rate; accordingly, if the LIBOR rate increases, our interest expense would be higher. At December 31, 2010, there was $23.2 million outstanding under the Revolving Credit Facility and $100.0 million outstanding under the Term Credit Facility. The Term Credit Facility requires amortization payments in the amount of $3.75 million for each fiscal quarter during the fiscal years ended December 31, 2011 and 2012, $5.0 million for each fiscal quarter during the fiscal years ended December 31, 2013 and 2014, and $7.5 million for each fiscal quarter during the period commencing on January 1, 2015 through the maturity date on November 24, 2015. In January 2011, we entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50 million on the variable rate debt outstanding under the Term Credit Facility. These interest rate swaps convert that initial notional amount to fixed rate.

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

Our borrowing agreements contain covenants, including the maintenance of certain leverage and fixed charge coverage ratios, limitations on the amount of our indebtedness, liens on our properties and assets, investments in, and loans to, other business units, our ability to enter into business combinations and asset sales, and certain other financial and non-financial covenants. We were in compliance with these covenants as of December 31, 2010.

These covenants limit our ability to engage in specified types of transactions, including among other things:

•	incur additional indebtedness or issue equity;

•	pay dividends on, repurchase or make distributions in respect of our common stock;

•	make certain investments;

•	sell certain assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with respect to our subsidiaries.

Future sales of our common stock, or the perception in the public markets that these sales may occur, could depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception in the public markets that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. At December 31, 2010, we had 38,415,199 shares of our common stock outstanding. In addition, as of December 31, 2010, we had outstanding stock options and restricted share units totaling 8,334,276 shares issued under our 2008 Incentive Stock Option Plan and our 2000 Incentive Stock Option Plan, of which 1,782,475 were vested. Assuming the exercise of all outstanding options to acquire our common stock and the vesting of all restricted share units, our current stockholders would own on a fully-diluted basis 82% of the outstanding shares of our common stock, and the number of shares of our common stock available to trade could cause the market price of our common stock to decline. In addition to the adverse effect a price decline could have on holders of our common stock, such a decline could impede our ability to raise capital or to make acquisitions through the issuance of additional shares of our common stock or other equity securities.

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

At December 31, 2010, we owned one facility and leased eleven facilities which we use for operational, sales and administrative purposes.

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

We also leased the following facilities as of December 31, 2010:

Location	Square Feet	Expiration
Alpharetta, Georgia	150	October 31, 2011
Chattanooga, Tennessee	9,461	September 30, 2014
Cleveland, Ohio	24,229	June 30, 2012
Colorado Springs, Colorado	9,920	March 1, 2014
Johnson City, Tennessee	45,000	May 1, 2011
Phoenix, Arizona	1,284	March 31, 2011
Plano, Texas	53,976	May 31, 2015 for 26,988 square feet. January 14, 2019 for 26,988 square feet.
Portland, Oregon	11,564	September 30, 2013
Toronto, Ontario, Canada	14,094	July 31, 2020
West Windsor Township, New Jersey	5,288	May 31, 2013

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

The putative consumer class actions and putative financial institution class actions filed against us through March 4, 2011 are described below.

Putative Consumer Class Actions

Name of the Court	Date Filed	Principal Parties
United States District Court for the District of New Jersey	January 23, 2009	Sansom and Engel v. Heartland Payment Systems, Inc. et al., 3:09-cv-00335
United States District Court for the Northern District of Florida	January 26, 2009	Read v. Heartland Payment Systems, Inc. et al., 3:09-cv-00035
United States District Court for the District of Arizona	January 29, 2009	Swenka v. Heartland Payment Systems, Inc. et al., 2:09-cv-00179
United States District Court for the District of Kansas	January 29, 2009	Barrett v. Heartland Payment Systems, Inc. et al., 09-cv-2053
United States District Court for the District of New Jersey	January 29, 2009	Merino v. Heartland Payment Systems, Inc. et al., 3:09-cv-00439
United States District Court for the Middle District of Alabama	February 2, 2009	Brown, Latham and Spencer v. Heartland Payment Systems, Inc. et al., 2:09-cv-00086
United States District Court for the Eastern District of California	February 2, 2009	Hilliard v. Heartland Payment Systems, Inc. et al., 1:09-cv-00179
United States District Court for the District of New Jersey	February 2, 2009	Kaissi v. Heartland Payment Systems, Inc. et al., 3:09-cv-00540
United States District Court for the Northern District of Ohio	February 3, 2009	McGinty and Carr v. Heartland Payment Systems, Inc. et al., 1:09-cv-00244
United States District Court for the Southern District of Texas	February 4, 2009	Watson v. Heartland Payment Systems, Inc. et al., 4:09-cv-00325
United States District Court for the Eastern District of Wisconsin	February 4, 2009	Anderson and Hoven v. Heartland Payment Systems, Inc. et al., 2:09-cv-00113
United States District Court for the Southern District of Florida	February 6, 2009	Balloveras v. Heartland Payment Systems, Inc. et al., 1:09-cv-20326
United States District Court for the Southern District of California	February 25, 2009	Mata v. Heartland Payment Systems, Inc. et al., 3:09-cv-00376
United States District Court for the Western District of Missouri	February 26, 2009	McLaughlin v. Heartland Payment Systems, Inc. et al., 6:09-cv-3069
United States District Court for the District of New Jersey	February 27, 2009	Rose v. Heartland Payment Systems, Inc. et al., 3:09-cv-00917
United States District Court for the Southern District of Illinois	April 21, 2009	Leavell v. Heartland Payment Systems, Inc. et al., 3:09-cv-00270
United States District Court for the Eastern District of Arkansas	April 30, 2009	Brown v. Heartland Payment Systems, Inc. et al., 4:09-cv-00384

Putative Financial Institution Class Actions

Name of the Court	Date Filed	Principal Parties
United States District Court for the District of New Jersey	February 6, 2009	Lone Summit Bank v. Heartland Payment Systems, Inc. et al., 3:09- cv-00581
United States District Court for the District of New Jersey	February 13, 2009	TriCentury Bank et al. v. Heartland Payment Systems, Inc. et al., 3:09-cv-00697
United States District Court for the Southern District of Texas	February 16, 2009	Lone Star National Bank v. Heartland Payment Systems, Inc. et al., 7:09-cv-00064
United States District Court for the District of New Jersey	February 20, 2009	Amalgamated Bank et al. v. Heartland Payment Systems, Inc. et al., 3:09-cv-00776
United States District Court for the Southern District of Florida	March 19, 2009	First Bankers Trust Co., N.A. v. Heartland Payment Systems, Inc. et al., 4:09-cv-00825
United States District Court for the Southern District of Florida	March 31, 2009	PBC Credit Union et al. v. Heartland Payment Systems, Inc. et al., 9:09-cv-80481
United States District Court for the Southern District of Texas	April 22, 2009	Community West Credit Union, et al. v. Heartland Payment Systems, Inc. et al., 4:09-cv-01201
United States District Court for the Southern District of Texas	April 22, 2009	Eden Financial Corp. v. Heartland Payment Systems, Inc. et al., 4:09-cv-01203
United States District Court for the Southern District of Texas	April 28, 2009	Heritage Trust Federal Credit Union v. Heartland Payment Systems, Inc. et al., 4:09-cv-01284
United States District Court for the Southern District of Texas	May 1, 2009	Pennsylvania State Employees Credit Union v. Heartland Payment Systems, Inc. et al., 4:09-cv-01330

On June 10, 2009, the Judicial Panel on Multidistrict Litigation (the “JPML”) entered an order centralizing the class action cases for pre-trial proceedings before the United States District Court for the Southern District of Texas, under the caption In re Heartland Payment Systems, Inc. Customer Data Security Breach Litigation, MDL No. 2046, 4:09-md-2046. On August 24, 2009, the court appointed interim co-lead and liaison counsel for the financial institution and consumer plaintiffs. On September 23, 2009, the financial institution plaintiffs filed a Master Complaint in the MDL proceedings, which we moved to dismiss on October 23, 2009. Briefing on that motion to dismiss concluded on February 1, 2010 and the motion remains pending. On December 18, 2009, the Company and interim counsel for the consumer plaintiffs filed with the Court a proposed settlement agreement, subject to court approval, of the consumer class action claims. On May 3, 2010, the Court entered an order preliminarily certifying the settlement class, authorizing notice to the class to proceed, and scheduling a fairness hearing for December 10, 2010, which was later adjourned to December 13, 2010. The Company and interim consumer plaintiffs’ counsel provided additional information requested by the Court following the hearing, and the Court has taken the proposed settlement under advisement.

Other actions have been filed against us seeking damages allegedly arising out of the Processing System Intrusion and other related relief on an individual basis. On October 14, 2009, the Clark County Indiana Teachers Federal Credit Union filed a complaint in the Clark Circuit Superior Court of the State of Indiana. This action is captioned Clark County Indiana Teachers Federal Credit Union v. Heartland Payment Systems, Inc., Civ. No. 10D02-0910-LL-1209, and asserts claims for negligence and breach of contract. On April 12, 2010, we filed an answer to the complaint. On July 30, 2010, the court entered an order staying the action until the MDL court rules on our motion to dismiss or until September 30, 2010, whichever occurs first. On October 25, 2010, the court granted our motion to extend the stay until the MDL court rules on our motion to dismiss or until December 31, 2010, whichever occurs first. On December 27, 2010, we filed a motion to extend the stay until the MDL court rules on our motion to dismiss, and this motion remains pending. On December 28, 2009, Putnam Bank of Putnam, Connecticut filed a complaint in Connecticut Superior Court, Putnam Bank v. Heartland Payment Systems, Inc., case no. WWM-CV-10-6001208-S. On January 20, 2010, we removed the action to the United States District Court for the District of Connecticut, case no. 3:10-cv-0061 (JBA), and, on January 27, 2010, filed a Notice of Potential Tag-Along Action, requesting centralization of the action with the MDL proceedings. On March 17, 2010, the action was centralized with the MDL proceedings. On February 9, 2010, OmniAmerican Bank filed a complaint in the District Court for Collin County, Texas, Civ. No. 380-00563-2012. The complaint identifies as a party in interest the Federal Insurance Company, which is alleged to have insured plaintiff and reimbursed it for $1,005,077.50, less a $100,000 deductible. On March 15, 2010, we filed an answer to the complaint and removed the action to the United States District Court for the Eastern District of Texas, case no. 4:10-cv-114, and, on March 16, 2010, filed a Notice of Potential Tag-Along Action, requesting centralization of the action with the MDL proceedings. On April 29, 2010, the action was centralized with the MDL proceedings. On February 18, 2010, Quad City Bank and Trust filed a complaint in the District Court for Collin County, Texas, Civ. No. 380-00721-2010. The complaint identifies as a party in interest the Federal Insurance Company, which is alleged to have insured plaintiff and reimbursed it for $432,420.32, less a $100,000 deductible. On March 15, 2010, we filed an answer to the complaint and removed the action to the United States District Court for the Eastern District of Texas, case no. 4:10-cv-115 and, on March 16, 2010, filed a Notice of Potential Tag-Along Action, requesting centralization of the action with the MDL proceedings. On April 29, 2010, the action was centralized with the MDL proceedings. On May 5, 2010, Napus Federal Credit Union filed a complaint in the United States District Court for the Southern District of Texas, case no. 4:10-cv-1616, and the action was consolidated with the MDL proceedings on June 9, 2010.

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

We were contacted by the Federal Financial Institutions Examination Council and informed that it would make inquiries into the Processing System Intrusion, and the Federal Trade Commission, by letters dated February 19, 2009, August 4, 2009, and March 10, 2010, has requested that we provide information about our payment processing services and information security practices. Additionally, we have received written or telephonic inquiries relating to the Processing System Intrusion from a number of state Attorneys General’s offices, including a Civil Investigative Demand from the Louisiana Department of Justice Office of the Attorney General, the Canadian Privacy Commission, and other government officials. We are cooperating with the government officials in response to each of these inquiries. Additional lawsuits may be filed against us relating to the Processing System Intrusion and that additional inquiries from governmental agencies may be received or investigations may be commenced.

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

Since our announcement of the Processing System Intrusion on January 20, 2009 and through December 31, 2010, we have expensed a total of $146.1 million, before reducing those charges by $31.2 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, related to settlements of claims. Approximately $31.4 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

During the year ended December 31, 2010, we recovered from our insurance providers approximately $27.2 million of the costs we incurred for the Processing System Intrusion and expensed approximately $13.1 million for accruals, legal fees and costs it incurred for defending various claims and actions, resulting in a net recovery of $14.1 million, or $0.22 per share.

For the year ended December 31, 2009, we expensed a total of $132.9 million for settlement accruals, legal fees and costs we incurred for defending various claims and actions associated with the Processing System Intrusion, and recovered from our insurance providers approximately $4.0 million of the costs we incurred resulting in net expenses of $128.9 million, or about $2.16 per share.

At December 31, 2010 and 2009, we carried a Reserve for Processing System Intrusion on our Consolidated Balance Sheet of $1.6 million and $99.9 million, respectively. During the year ended December 31, 2010, we settled the following claims and disputes related to the Processing System Intrusion:

•

On January 7, 2010, we entered into a settlement agreement with Heartland Bank, KeyBank National Association (“KeyBank,” and, together with Heartland Bank, the “Sponsor Banks”), and Visa U.S.A. Inc., Visa International Service Association and Visa Inc. (collectively, “Visa”) to resolve potential claims and other disputes among us, the Sponsor Banks and Visa with respect to the potential rights and claims of Visa and certain issuers of Visa-branded credit and debit cards related to the Processing System Intrusion (the “Visa Settlement Agreement”). After including a $780,000 credit for fines previously collected by Visa during 2009, the amount we paid under the Visa Settlement Agreement was $59.3 million. The costs of this settlement were included in our Provision for Processing System Intrusion on our Consolidated Statement of Operations for the year ended December 31, 2009 and in on Reserve for Processing System Intrusion on our Consolidated Balance Sheet as of December 31, 2009. Financial institutions representing more than 97 percent of eligible Visa-branded credit and debit cards have accepted the offers they received pursuant to the settlement entered into between and among us, Visa, and our sponsoring acquirers.

On February 18, 2010, we entered into a bridge loan agreement (the “Bridge Loan Agreement”) with KeyBank, as administrative agent, and KeyBank and Heartland Bank as bridge lenders. On that date, KeyBank made a bridge loan to us in the amount of $20.0 million and Heartland Bank made a bridge loan in the amount of $8.0 million (collectively, the “Bridge Loan”). See Note 11, Credit Facilities for additional terms of the Bridge Loan.

On February 18, 2010, we also entered into a Commitment Increase Agreement pursuant to the Amended and Restated Credit Agreement dated as of May 30, 2008 (the “Commitment Increase Agreement”) whereby KeyBank, as one of the lenders under the Amended and Restated Credit Agreement, agreed to increase its revolving credit commitment to us under the Amended and Restated Credit Agreement by $25.0 million (the “Increased Credit Commitment”). See Note 11, Credit Facilities for additional terms of the Commitment Increase Agreement.

The proceeds of the Bridge Loan and the Increased Credit Commitment, together with a portion of our cash reserves, were used to fund the settlement with Visa. The Visa Settlement Agreement was consummated on February 18, 2010, with a payment of $58.6 million.

•

On May 19, 2010, we entered into a settlement agreement with MasterCard Worldwide (“MasterCard”) to resolve potential claims and other disputes among us, the Sponsor Banks and MasterCard related to the Processing System Intrusion (the “MasterCard Settlement Agreement”). Under the MasterCard Settlement Agreement, alternative recovery offers totaling $41.4 million were made to eligible MasterCard issuers with respect to losses alleged to have been incurred by them as a result of the Processing System Intrusion. The $41.4 million included a $6.6 million credit for fines previously collected by MasterCard during 2009, so the maximum amount payable under the settlement was $34.8 million if all MasterCard issuers had accepted the settlement. On September 3, 2010 and September 14, 2010, we paid approximately $34.4 million because certain issuers did not accept settlement. Those issuers, who represent less than 1% of the accounts eligible for the settlement, had been preliminarily awarded $367,172 by MasterCard, and we are contesting that award.

•

On August 31, 2010, we entered into an agreement of settlement and release with DFS Services, LLC (“Discover”) to resolve potential claims and other disputes among us and Discover (and its affiliates and certain of its issuers) with respect to the Processing System Intrusion (the “Discover Settlement Agreement”). On September 2, 2010, we paid Discover $5.0 million in full and final satisfaction of any and all claims of Discover, its affiliates and certain of its issuers arising from or relating to the Processing System Intrusion. The Discover Settlement Agreement contains mutual releases by and between us and Discover (on behalf of itself and its affiliates) relating to the Processing System Intrusion.

During the year ended December 31, 2009, we settled the following claims and disputes related to the Processing System Intrusion:

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

These settlement amounts were previously provided for in our Provision for Processing System Intrusion and carried in our Reserve for Processing System Intrusion. We are prepared to vigorously defend our company against any unsettled claims relating to the Processing System Intrusion that have been asserted against us and our sponsor banks to date. We feel we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion.

Additional costs we expect to incur for legal fees and costs for defending various claims and actions associated with the Processing System Intrusion will be recognized as incurred. Such costs could be material and could adversely impact our results of operations, financial condition and cash flow.

Other Legal Proceedings

On December 16, 2008, a putative class action was filed against us in the Superior Court of California, County of San Diego, Ryan McInerney, Hossein Vazir Zand v. Heartland Payment Systems, Inc. The plaintiffs purport to represent a putative class of individuals who allegedly were not reimbursed by us for business expenses and whose compensation was allegedly reduced for their costs of doing business. We and the plaintiffs have agreed to a tentative settlement to resolve the claims and are working towards providing notice to the putative class members and obtaining approval by the Court.

On September 9, 2009, VeriFone Israel Ltd. filed a lawsuit in the Northern District of California alleging patent infringement of U.S. Patent No. 6,853,093 (the “ ‘093 patent”) by our NP3000 payment terminals. VeriFone Israel seeks injunctive relief against the alleged infringement and damages, including enhanced damages for willfulness and reasonable attorneys fees. On October 13, 2009, VeriFone Israel Ltd. amended its complaint to add an additional plaintiff, VeriFone Holdings, Inc., and seeking Declaratory Judgment that VeriFone Holdings was not involved in certain unfair business activity including Tortious Interference with Contract and Prospective Economic Advantage, Tortious Refusal to Deal, Breach of Contract, Breach of Implied Duty of Good Faith and Fair Dealing, Unfair Competition and Defamation. These declaratory judgment counts regarding VeriFone’s unfair business activities correspond to affirmative claims we brought against VeriFone Holdings in New Jersey State Court, previously. We have has not yet answered the complaint. This case was assigned to Hon. Charles R. Breyer. VeriFone Israel filed a notice of voluntary dismissal on February 15, 2010. On February 16, 2010, we filed a Declaratory Judgment action in the Northern District of California seeking a judgment that we have not infringed the ‘093 patent and that the ‘093 patent is not valid. On February 16, 2010, VeriFone Israel filed counterclaims in our New Jersey Lanham Act case mirroring those it voluntarily dismissed in the Northern District of California. On April 22, 2010, our Declaratory Judgment action was transferred to the District of New Jersey, where it has been assigned to Judge Mary L. Cooper. On June 8, 2010, Magistrate Judge Douglas E. Arpert entered an Order staying all discovery in the case until September 7, 2010. The Order staying all discovery has been subsequently extended until March 31, 2011.

On November 6, 2009, VeriFone Holdings, Inc. filed a lawsuit in the Northern District of California alleging violations of the Lanham Act (False Advertising) and California Laws (Unfair Business Practices). VeriFone Holdings sought a preliminary and permanent injunction against us and unspecified damages. The case was assigned to Hon. Phyllis Hamilton. VeriFone Holdings filed a notice of voluntary dismissal on February 15, 2010. On February 16, 2010, VeriFone Holdings filed counterclaims in our New Jersey Lanham Act case mirroring those it voluntarily dismissed in the Northern District of California.

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

Market Information

Our common stock trades on the New York Stock Exchange under the ticker symbol “HPY.” The following table sets forth the high and low sales prices of our common stock and dividend paid per share for the four quarters during the years ended December 31, 2010 and 2009:

	High	Low	Dividend Per Share
2009
Quarter Ended:
March 31, 2009	$18.93	$3.57	$0.025
June 30, 2009	$9.62	$6.34	$0.01
September 30, 2009	$15.17	$8.88	$0.01
December 31, 2009	$14.59	$10.45	$0.01
2010
Quarter Ended:
March 31, 2010	$19.03	$12.95	$0.01
June 30, 2010	$19.51	$14.78	$0.01
September 30, 2010	$16.81	$13.48	$0.01
December 31, 2010	$16.82	$13.57	$0.01

Holders of Common Stock

The number of shareholders of record of our common stock as of March 2, 2011 was 26.

Dividends

Until the third quarter of 2006, we had not paid any cash dividends on our common stock. On August 1, 2006, our Board of Directors declared the first quarterly cash dividend on our common stock. The payment of dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend on, among other factors, our earnings, stockholders’ equity, cash position and financial condition. On February 16, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share of common stock, payable on March 15, 2011 to stockholders of record as of March 4, 2011.

Securities Authorized For Issuance Under Equity Compensation Plans

We maintain the Heartland Payment Systems, Inc. Amended and Restated 2008 Equity Incentive Plan under which shares of our common stock are authorized for issuance. For more information on this plan, see Note 15, “Stock Incentive Plan.” Information regarding the common stock issuable under this plan as of December 31, 2010 is set forth in the following table:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	8,334,276	$15.09	8,334,276
Equity compensation plans not approved by security holders	None	N/A	None
Total	8,334,276	$15.09	8,334,276

Purchases of Equity Securities by the Issuer

On January 13, 2006, our Board of Directors authorized management to repurchase up to the lesser of (a) 1,000,000 shares of our common stock or (b) $25,000,000 worth of our common stock in the open market. On August 1, 2006, our Board of Directors authorized management to repurchase up to 1,000,000 shares of our common stock in the open market using the proceeds from the exercise of stock options. On May 3, 2007, our Board of Directors eliminated the restriction in the August 1, 2006 repurchase authorization which required management to use only proceeds from the issuance of stock options for repurchases, and increased the total remaining authorized number of shares to be repurchased to 2,000,000. Under these authorizations, we repurchased an aggregate of 2,924,684 shares of our common stock at a cost of $65.1 million, or an average cost of $22.25 per share. This includes 350,400 shares repurchased at a cost of $3.2 million, or $9.14 per share during 2009 and 781,584 shares repurchased at a cost of $18.0 million, or $23.02 per share during 2008. No common stock was repurchased in 2010.

Performance Graph

The following graph compares the percentage change in cumulative total stockholder return on our common stock for the past five years with the cumulative total returns over the same period of (i) the S&P 500 Index and (ii) the S&P Information Technology Index.

The below comparison assumes $100 was invested on December 31, 2005 in our common stock and in the S&P 500 Index and the S&P Information Technology Index, and assumes reinvestment of dividends, if any. Historical stock prices are not indicative of future stock price performance.

	Base Period 12/31/05	Period Ended
		12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Heartland Payment Systems, Inc.	100.00	130.66	125.05	83.04	62.73	73.85
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99
S&P Information Technology Index	100.00	108.42	126.10	71.70	115.95	127.77

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial information and other data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 which are derived from our consolidated financial statements included elsewhere in this report. Historical consolidated financial information for 2007 and 2006 are derived from our consolidated financial statements for those years (not included herein). The information in the following table should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)

Statement of Operations Data:
Total revenues	$1,864,337	$1,652,139	$1,544,902	$1,313,846	$1,097,041

Costs of services:
Interchange	1,299,631	1,142,112	1,093,546	962,025	804,267
Dues, assessments and fees	119,834	89,844	67,648	57,050	47,122
Processing and servicing	228,953	199,934	179,106	131,944	117,112
Customer acquisition costs	50,415	50,362	48,522	44,193	35,451
Depreciation and amortization	15,201	15,786	11,006	6,806	6,042

Total costs of services	1,714,034	1,498,038	1,399,828	1,202,018	1,009,994
General and administrative	104,088	104,154	74,434	52,059	42,229

Total expenses	1,818,122	1,602,192	1,474,262	1,254,077	1,052,223

Income from operations	46,215	49,947	70,640	59,769	44,818

Other income (expense):
Interest income	148	117	755	1,934	1,225
Interest expense	(4,778)	(2,698)	(3,206)	(785)	(753)
Gain (loss) on investments	25	(31)	(395)	(1,650)	—
Exit costs for service center	(493)	—	—	(1,267)	—
(Provision for) recovery of processing system intrusion	14,138	(128,943)	—	—	—
Other, net	540	(41)	(5)	(841)	(669)

Total other income (expense)	9,580	(131,596)	(2,851)	(2,609)	(197)

Income (loss) before income taxes	55,795	(81,649)	67,789	57,160	44,621
Provision for income taxes	21,135	(29,919)	25,918	21,290	16,077

Net income (loss)	34,660	(51,730)	41,871	35,870	28,544
Less: Net income attributable to noncontrolling interests	123	66	31	—	—

Net income (loss) attributable to Heartland	$34,537	$(51,796)	$41,840	$35,870	$28,544

Earnings (loss) per common share:
Basic	$0.91	$(1.38)	$1.12	$0.95	$0.78
Diluted	$0.88	$(1.38)	$1.08	$0.90	$0.71

Weighted average number of common shares outstanding:
Basic	37,994	37,483	37,521	37,686	36,394
Diluted	39,310	38,028	38,698	39,980	39,943

Cash dividends declared per common share	$0.04	$0.055	$0.36	$0.25	$0.05

Other Data:
Number of active bankcard merchants serviced (at period end - in thousands)	236	234	230	155	133
Bankcard processing volume for the period (in millions)	74,939	69,262	66,925	51,936	43,294

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)

Balance Sheet Data:
Cash and cash equivalents	$41,729	$32,113	$27,589	$35,508	$16,054
Receivables, net	175,530	149,403	140,145	122,613	107,154
Total assets	561,464	562,206	463,619	329,189	251,768
Due to sponsor banks	72,573	80,007	68,212	49,798	27,253
Accounts payable	42,126	32,305	25,864	20,495	16,936
Current portion of borrowings	38,286	58,547	58,522	—	174
Long term portion of borrowings	85,000	8,419	16,984	—	—
Total liabilities	383,870	432,251	284,256	163,520	112,475
Total Stockholders’ Equity	177,293	129,741	179,244	165,669	139,293

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements and the risk factors included elsewhere in this report.

Overview

General

Our primary business is to provide bankcard payment processing services to merchants in the United States and Canada. This involves facilitating the exchange of information and funds between merchants and cardholders’ financial institutions, providing end-to-end electronic payment processing services to merchants, including merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support, and risk management. Our merchant customers primarily fall into two categories: our core small and midsized merchants (referred to as Small and Midsized Enterprises, or “SME”) and Network Services’ large national and mid-tier merchants, primarily in the petroleum industry (referred to as “Network Services Merchants”). We also provide additional services to our merchants, such as payroll processing, gift and loyalty programs, paper check processing, and we sell and rent point-of-sale devices and supplies.

On January 20, 2009, we publicly announced the Processing System Intrusion, which apparently occurred during some portion of 2008. See “— Processing System Intrusion” for more detail.

At December 31, 2010, we provided our bankcard payment processing services to approximately 173,860 active SME bankcard merchants located across the United States. This represents a slight increase over the 173,400 active SME bankcard merchants at December 31, 2009. At December 31, 2010, we provided bankcard payment processing services to approximately 109 Network Services Merchants with approximately 54,244 locations. Additionally, at December 31, 2010, we provided bankcard payment processing services to over 8,300 merchants in Canada.

Our total bankcard processing volume for the years ended December 31, 2010 was $74.9 billion, an 8.2% increase from the $69.3 billion processed during the year ended December 31, 2009. Our SME bankcard processing volume for the year ended December 31, 2010 was $63.1 billion, a 7.0% increase over 2009, and included increases for American Express and Discover card processing, which were initiated in 2009. Our Discover processing volume also benefited from our purchase of an existing merchant portfolio from Discover during the third quarter of 2009. We include American Express volume in our SME bankcard processing volume only where we receive percentage-based residual compensation for that volume. Our bankcard processing volume for 2010 also includes $11.3 billion of settled volume for Network Services Merchants, compared to $9.9 billion for 2009. Bankcard processing volume for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
SME merchants	$63,058	$58,952	$57,939
Network Services Merchants	11,319	9,850	8,653
Canada	562	460	334

Total bankcard processing volume (a)	$74,939	$69,262	$66,926

(a)	Bankcard processing volume includes volume for credit and signature debit transactions.

Merchant attrition is expected in the card payment processing industry in the ordinary course of business. We experience attrition in merchant bankcard processing volume resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account closures that we initiate due to heightened credit risks relating to, or contract breaches by, merchants, and (when applicable) same store sales contraction. We measure SME processing volume attrition against all SME merchants that were processing with us in the same month a year earlier. During the year ended December 31, 2010, we experienced an improved 15.3% average annualized attrition in our SME bankcard processing volume compared to an average attrition of 22.6% and 17.3% for the years ended December 31, 2009 and 2008, respectively. Much of our attrition is related to business closures, which accelerated in 2009 and 2008 due to weak economic conditions, and in 2009 and 2008 our volume attrition was also significantly impacted by overall contraction in same stores sales.

In our SME business, we measure same store sales growth, or contraction, as the change in bankcard processing volume for all bankcard merchants that were processing with us in the same month a year earlier. In 2010, same store sales grew 1.3% on average, compared to a 7.8% and 2.1% contraction in 2009 and 2008, respectively. Same store sales growth or contraction results from the combination of the increasing or decreasing use by consumers of bankcards for the purchase of goods and services at the point of sale, and sales growth or contraction experienced by our retained SME bankcard merchants. The following table compares our same store sales growth or contraction during 2010, 2009, 2008 and 2007:

Same Store Sales Growth (Contraction)	2010	2009	2008	2007

First Quarter	(1.5)%	(7.6)%	0.6%	3.4%
Second Quarter	1.1%	(9.7)%	(0.1)%	3.3%
Third Quarter	2.0%	(8.6)%	(2.0)%	3.6%
Fourth Quarter	3.8%	(5.2)%	(6.8)%	2.1%
Full Year	1.3%	(7.8)%	(2.1)%	3.0%

We attribute the deterioration in same store sales percentages that we experienced in our SME business from the first quarter of 2008 through the first quarter of 2010 to declining economic conditions including impacts from severely contracted credit markets, a weak housing market, historically low consumer and investor confidence and high unemployment rates. Our same store sales contraction experience tracked the overall economic downturn. The improvement we experienced in same store sales percentages in 2010 also tracks the general economy, as well as benefiting from year-over-year comparison to weaker processing volumes. Management believes that the challenging economic conditions may continue to result in modest, if any, near-term improvements in our existing SME merchants’ businesses.

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

We measure the overall production of our sales force by gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. Our newly installed gross margin for the year ended December 31, 2010 decreased 14.2% from the gross margin we installed during the year ended December 31, 2009. We attribute this decline in newly installed gross margin to the weak economy, the disruption in our sales efforts caused by our attempt to transition to the ISM model, and the related focus on increasing the size and training of our sales force during the first nine months of 2010.

Historically, we compensated our sales managers based on their success in growing the sales force and increasing the total SME merchant base in their regions. Past increases in our direct sales force, including our Relationship Managers, had led to significant growth in the total SME merchants for which we process and the gross margin generated by those merchants and for the first half of 2010, our sales managers were focused on increasing our number of Relationship Managers. During the six months ended June 30, 2010, we grew the number of Relationship Managers by 30.0% to 1,393, from 1,069 at December 31, 2009. However, during the third quarter of 2010 as we refocused our sales organization toward improving individual sales persons’ productivity, we reduced our Relationship Manager count, but at the same time more fully engaged our Territory Managers in the sales process by requiring them to achieve individual minimum monthly gross margin install targets. Combining our Relationship Managers and Territory Managers gives us a count of 917 at December 31, 2010. The focus on productivity resulted in year-over-year growth of 6.4% in our installed gross margin for the fourth quarter 2010.

The bankcard revenue we earn in our SME business is recurring in nature, as we typically enter into three-year service contracts with our card processing merchants that, in order to qualify for the agreed-upon pricing, require the merchant to achieve bankcard processing volume minimums. Most of our SME revenue is from payment processing fees, which are a combination of a fee equal to a percentage of the dollar amount of each transaction we process plus a flat fee per transaction. We make mandatory payments of interchange fees to card-issuing banks through the card networks and dues, assessments and other network fees to Visa, MasterCard and Discover. Our SME gross bankcard processing revenue is largely driven by Visa and MasterCard volume processed by our merchants. More recently, we have experienced growth in card processing revenues by processing transaction for SME merchants new to accepting American Express and from processing Discover transactions.

In contrast to SME card processing revenues, revenues from our Network Services Merchants are largely driven by the number of transactions we process (whether settled, or only authorized), not our processing volume, as the merchants which comprise Network Services’ customer base pay on a per transaction basis for processing services. Additionally, we acquire and settle transactions on our front and back end systems for American Express transactions for which we receive compensation from American Express on a per transaction basis. The number of transactions we processed for Network Services Merchants and American Express for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	(in thousands)
Network Services Merchants:
Settled	487,972	462,342	316,679
Authorized	2,611,830	2,374,735	1,392,421
American Express	20,703	—	—

Total	3,120,505	2,837,077	1,709,100

We have developed a number of proprietary payment processing systems to increase our operating efficiencies and distribute our processing and merchant data to our three main constituencies: our merchant base, our sales force and our customer service staff. We provide authorization and data capture services to our SME merchants through our internally-developed front-end processing system, HPS Exchange. This system incorporates real time reporting tools through interactive point-of-sale database maintenance via the Internet. These tools enable merchants, and our employees, to change the messages on credit card receipts and to view sale and return transactions entered into the point-of-sale device with a few second delay on any computer linked to the Internet. During the years ended December 31, 2010, 2009 and 2008, approximately 90%, 88% and 83%, respectively, of our SME transactions were processed through HPS Exchange.

We provide clearing, settlement and merchant accounting services through our own internally developed back-end processing system, Passport. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At both December 31, 2010 and 2009, approximately 99% of total SME bankcard merchants were processing on Passport. In the fourth quarter of 2010, the clearing, settlement and merchant accounting services for Network Services’ settled transactions were converted onto Passport, so that at December 31, 2010, our internal systems are providing all aspects of our Network Services Merchants’ processing needs.

We also provide payroll processing services throughout the United States. At December 31, 2010, we processed payroll for 11,131 customers, an increase of 18.6% from 9,382 payroll customers at December 31, 2009. Our nationwide direct sales force sells our payroll processing services solely on a commission basis. In 2010, 2009 and 2008, we installed 4,858, 4,303 and 4,406 new payroll processing customers, respectively. We developed a new comprehensive payroll management system, which we refer to as PlusOne Payroll, that streamlines all aspects of the payroll process to enable time and cost savings. PlusOne Payroll was made available to new and existing customers beginning in 2010. We expect to fully convert our existing payroll customers to PlusOne Payroll by mid-2011. The PlusOne Payroll platform enables us to process payroll on a large scale and provide customizable solutions for businesses of all sizes.

Processing System Intrusion

On January 20, 2009, we publicly announced the discovery of a criminal breach of our payment systems environment (the “Processing System Intrusion”). The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by us during the transaction authorization process. We believe the breach has been contained and did not extend beyond 2008. See “— Legal and Regulatory Considerations” for further detail and related events.

Since our announcement of the Processing System Intrusion on January 20, 2009 and through December 31, 2010, we have expensed a total of $146.1 million, before reducing those charges by $31.2 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, related to settlements of claims. Approximately $31.4 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

During the year ended December 31, 2010, we recovered from our insurance providers approximately $27.2 million of the costs we incurred for the Processing System Intrusion and expensed approximately $13.1 million for accruals, legal fees and costs we incurred for defending various claims and actions, resulting in a net recovery of $14.1 million, or $0.22 per share.

For the year ended December 31, 2009, we expensed a total of $132.9 million for settlement accruals, legal fees and costs we incurred for defending various claims and actions associated with the Processing System Intrusion, and recovered from our insurance providers approximately $4.0 million of the costs we incurred resulting in net expenses of $128.9 million, or about $2.16 per share.

At December 31, 2010 and 2009, we carried a Reserve for Processing System Intrusion on our Consolidated Balance Sheet of $1.6 million and $99.9 million, respectively. During the year ended December 31, 2010, we settled the following claims and disputes related to the Processing System Intrusion:

•

On January 7, 2010, we entered into a settlement agreement with Heartland Bank, KeyBank National Association (“KeyBank,” and, together with Heartland Bank, the “Sponsor Banks”), and Visa U.S.A. Inc., Visa International Service Association and Visa Inc. (collectively, “Visa”) to resolve potential claims and other disputes among us, the Sponsor Banks and Visa with respect to the potential rights and claims of Visa and certain issuers of Visa-branded credit and debit cards related to the Processing System Intrusion (the “Visa Settlement Agreement”). After including a $780,000 credit for fines previously collected by Visa during 2009, the amount we paid under the Visa Settlement Agreement was $59.3 million. The costs of this settlement were included in our Provision for Processing System Intrusion on our Consolidated Statement of Operations for the year ended December 31, 2009 and in our Reserve for Processing System Intrusion on our Consolidated Balance Sheet as of December 31, 2009. Financial institutions representing more than 97 percent of eligible Visa-branded credit and debit cards have accepted the offers they received pursuant to the settlement entered into between and among us, Visa, and our sponsoring acquirers.

On February 18, 2010, we entered into a bridge loan agreement (the “Bridge Loan Agreement”) with KeyBank, as administrative agent, and KeyBank and Heartland Bank as bridge lenders. On that date, KeyBank made a bridge loan to us in the amount of $20.0 million and Heartland Bank made a bridge loan in the amount of $8.0 million (collectively, the “Bridge Loan”). See Note 11, Credit Facilities for additional terms of the Bridge Loan.

On February 18, 2010, we also entered into a Commitment Increase Agreement pursuant to the Amended and Restated Credit Agreement dated as of May 30, 2008 (the “Commitment Increase Agreement”) whereby KeyBank, as one of the lenders under the Amended and Restated Credit Agreement, agreed to increase its revolving credit commitment to us under the Amended and Restated Credit Agreement by $25.0 million (the “Increased Credit Commitment”). See Note 11, Credit Facilities for additional terms of the Commitment Increase Agreement.

The proceeds of the Bridge Loan and the Increased Credit Commitment, together with a portion of our cash reserves, were used to fund the settlement with Visa. The Visa Settlement Agreement was consummated on February 18, 2010, with a payment of $58.6 million.

•

On May 19, 2010, we entered into a settlement agreement with MasterCard Worldwide (“MasterCard”) to resolve potential claims and other disputes among us, the Sponsor Banks and MasterCard related to the Processing System Intrusion (the “MasterCard Settlement Agreement”). Under the MasterCard Settlement Agreement, alternative recovery offers totaling $41.4 million were made to eligible MasterCard issuers with respect to losses alleged to have been incurred by them as a result of the Processing System Intrusion. The $41.4 million included a $6.6 million credit for fines previously collected by MasterCard during 2009, so the maximum amount payable under the settlement was $34.8 million if all MasterCard issuers had accepted the settlement. On September 3, 2010 and September 14, 2010, we paid approximately $34.4 million because certain issuers did not accept settlement. Those issuers, who represent less than 1% of the accounts eligible for the settlement, have been preliminarily awarded $367,172 by MasterCard, and we are contesting that award.

•

On August 31, 2010, we entered into an agreement of settlement and release with DFS Services, LLC (“Discover”) to resolve potential claims and other disputes among us and Discover (and its affiliates and certain of its issuers) with respect to the Processing System Intrusion (the “Discover Settlement Agreement”). On September 2, 2010, we paid Discover $5.0 million in full and final satisfaction of any and all claims of Discover, its affiliates and certain of its issuers arising from or relating to the Processing System Intrusion. The Discover Settlement Agreement contains mutual releases by and between us and Discover (on behalf of itself and its affiliates) relating to the Processing System Intrusion.

During the year ended December 31, 2009, we settled the following claims and disputes related to the Processing System Intrusion:

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

These settlement amounts were previously provided for in our Provision for Processing System Intrusion and carried in our Reserve for Processing System Intrusion. We are prepared to vigorously defend our company against any unsettled claims relating to the Processing System Intrusion that have been asserted against us and our sponsor banks to date. We feel we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion.

Additional costs we expect to incur for legal fees and costs for defending various claims and actions associated with the Processing System Intrusion will be recognized as incurred. Such costs could be material and could adversely impact our results of operations, financial condition and cash flow.

2010 Financial Highlights

Our financial results for the year ended December 31, 2010 reflect the impact of a slow economic recovery for our SME merchant base and the two-year financial impacts of the Processing System Intrusion (a net recovery of costs in 2010 and net charges in 2009). For 2010, we recorded net income of $34.5 million, or $0.88 per share compared to a net loss of $51.8 million, or $1.38 per share, in 2009. During the year ended December 31, 2010, we recovered from our insurance providers approximately $27.2 million of the costs we incurred for the Processing System Intrusion and expensed approximately $13.1 million for accruals, legal fees and costs we incurred for defending various claims and actions, resulting in a net recovery of $14.1 million, or $0.22 per share. This compares to total charges of $132.9 million for settlement accruals, legal fees and costs incurred for defending various claims and actions associated with the Processing System Intrusion, and recoveries from our insurance providers of approximately $4.0 million resulting in net expenses of $128.9 million, or about $2.16 per share for the year ended December 31, 2009. See “— Processing System Intrusion” for more detail.

Both the levels of new SME merchant gross margin installs and processing volume at existing SME merchants for the year ended December 31, 2010 were unfavorably impacted by the weak economy. However, in the fourth quarter of 2010, we experienced year-over-year growth in gross margin installed for the first quarter in two years and the fastest same store sales growth rate for a quarter in over three years. The following is a summary of our financial results for the year ended December 31, 2010:

•

Our SME bankcard processing volume increased 7.0% to $63.1 billion, compared to $59.0 billion in 2009. This increase in SME bankcard processing volume was primarily attributable to the American Express and Discover processing volume we added in 2009, and same store sales growth combined with reduced merchant attrition in 2010.

•

Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 5.9% to $444.9 million during 2010 from $420.2 million during 2009. The increase in net revenue was driven by the increase in SME merchant processing revenues and growth in payroll revenues and equipment-related revenues.

•

Our general and administrative expenses were relatively flat for the year ended December 31, 2010, decreasing 0.1% from $104.2 million in 2009 to $104.1 million in 2010. This reflects management’s focus on cost containment including wages, bonuses, fringe benefits, consulting and legal expenses, as well as an increase in the amount of personnel expense capitalized for work on system development in 2010.

•

Our income from operations, which we also refer to as operating income, contracted to $46.2 million for 2010 from $49.9 million in 2009 primarily due to the unfavorable impact which challenging economic conditions had on growth of our net revenues and to increases in processing and servicing expense. Our operating margin, which is measured as operating income divided by net revenue, was 10.4% for 2010, compared to 11.9% for 2009.

See “— Results of Operations — Year Ended December 31, 2010 Compared to Year Ended December 31, 2009” for a more detailed discussion of our full year operating results.

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

Equipment-related income includes revenues from the sale, rental and deployment of bankcard and check processing terminals. Our equipment-related income also includes revenues from the sale of hardware, software and associated services for prepaid card and stored-value card payment systems and from the sale of hardware, software and associated services for campus payment solutions to our equipment-related income. Equipment revenues are recorded at the time of shipment, or the provision of service. Most of these revenue items will tend to grow with our merchant growth.

Expenses. Our most significant expense is interchange fees, which are set by the card networks, and are paid to the card issuing banks. For our SME bankcard processing, we do not offset bankcard processing revenues and interchange fees because our business practice is to advance the interchange fees to most of our merchants when settling their daily transactions (thus paying the full amount of the transaction to the merchant), and then to collect our full discount fees from our merchants on the first business day of the next month. As Network Services does not advance interchange fees to its merchants, we record its portion of our processing revenues net of interchange fees. Interchange fees are calculated as a percentage of the dollar volume processed plus a per transaction fee. We also pay Visa, MasterCard and Discover network dues, assessments and fees, which are a combination of a percentage of the dollar volume processed and per-transaction fees. Interchange fees and dues, assessments and fees are recognized at the time transactions are processed. It is our policy to pass along to our merchants any changes in interchange fees and card network dues, assessments and fees. Since the card networks regularly adjust those rates, our gross processing revenue will increase or decrease, but all the impact of such changes will be paid to the card issuing banks and our income from operations will not be affected.

Costs of services also include processing and servicing costs, customer acquisition costs, and depreciation and amortization. Processing and servicing costs include:

•

processing costs, which are either paid to third parties, including our bank sponsors, or represent the cost of our own authorization/capture and accounting/settlement systems. During 2010, third party costs represented about 64% of our processing costs. During 2009, third party costs represented about 76% of our processing costs, compared to 74% during 2008. Approximately 22% and 13%, respectively, of our third-party processing costs in 2010 and 2009 were paid to Fujitsu for processing Network Services Transactions. Approximately 30%, 29% and 35%, respectively, of our third-party processing costs in 2010, 2009 and 2008 were paid to TSYS Acquiring Solutions;

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

Other income (expense) consists of interest income on cash and investments, the interest cost on our borrowings, gain from the sale of merchant bankcard processing contracts, legal settlements accrued or received, an impairment charge of an acquisition asset, service center exit costs, and other non-operating income or expense items.

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

Revenues

Our bank card processing revenue is derived from processing and settling Visa, MasterCard, American Express and Discover bank card transactions for our merchant customers. Our most significant expense related to the generation of those revenues is interchange fees, which are set by the card networks, and paid to the card issuing banks. For our SME merchant bank card processing, we do not offset bank card processing revenues and interchange fees because our business practice is to advance the interchange fees to most of our merchants when settling their daily transactions (thus paying the full amount of the transaction to the merchant), and then to collect our full discount fees from our merchants on the first business day of the next month. We believe this policy aids in new business generation, as our merchants benefit from bookkeeping simplicity. However, this results in our carrying a large receivable from our merchants at each period-end, and a corresponding but smaller payable to our sponsor banks, which are settled on the first business day after the period-end. As we are at risk for the receivables, we record the associated revenues on a gross processing revenue basis in our consolidated income statements. Certain of our competitors report their processing revenue net of interchange fees. This is because the card issuing banks make their payments to these competitors net of those interchange fees, and these acquirers pay this reduced amount to their merchants. Since the acquisition of Network Services, we also record a portion of our processing revenues net of interchange fees because the daily cash settlement with Network Services’ merchants is net of interchange fees.

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

The amount of the up-front signing bonus paid for new SME bankcard, payroll and check processing accounts is based on the estimated gross margin for the first year of the merchant contract. The gross signing bonuses paid during 2010, 2009 and 2008 were $28.6 million, $34.7 million and $43.8 million, respectively. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The net signing bonus adjustments made during 2010, 2009 and 2008 were $(2.1) million, $(1.5) million and $1.7 million, respectively. Positive signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year exceeds the estimated gross margin for that year, resulting in the underpayment of the up-front signing bonus and would be paid to the relevant sales person. Negative signing bonus adjustments result from prior overpayments of up-front signing bonuses, and would be recovered from the relevant salesperson. The amount of signing bonuses paid which remained subject to adjustment at December 31, 2010 and 2009 was $26.5 million and $32.8 million, respectively.

The deferred acquisition cost component is accrued for vested salespersons over the first year of SME bankcard merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss in 2010, 2009 or 2008.

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

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.2 million and $0.3 million respectively, at December 31, 2010 and 2009.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 to 2 1/2 years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During 2010, 2009, and 2008, we made buyout payments of approximately $25.2 million, $8.1 million and $7.0 million, respectively.

During the third quarter of 2010, we exercised our rights to buy out a substantial amount of portfolio equity owned by our Relationship Managers and sales managers. As a result of these buyouts, we reduced our Accrued Buyout Liability recorded on the Consolidated Balance Sheet by the approximately $17.7 million of cash payments we made. We realized a reduction of approximately $0.6 million in monthly residual commission expense beginning in the fourth quarter of 2010, and expect to realize a lesser reduction in ensuing years. The amount of future annual reductions in residual commission expense will be impacted by merchant attrition. We expect to make significant buyout payments in the future, subject to available cash, as such buyouts reduce the monthly payments we will have to make to our salespersons for such merchants in the future.

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

Since our announcement of the Processing System Intrusion on January 20, 2009 and through December 31, 2010, we have expensed a total of $146.1 million, before reducing those charges by $31.2 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, related to settlements of claims. Approximately $31.4 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

During the year ended December 31, 2010, we recovered from our insurance providers approximately $27.2 million of the costs we incurred for the Processing System Intrusion and expensed approximately $13.1 million for accruals, legal fees and costs it incurred for defending various claims and actions, resulting in a net recovery of $14.1 million, or $0.22 per share.

For the year ended December 31, 2009, we expensed a total of $132.9 million for settlement accruals, legal fees and costs we incurred for defending various claims and actions associated with the Processing System Intrusion, and recovered from our insurance providers approximately $4.0 million of the costs we incurred resulting in net expenses of $128.9 million, or about $2.16 per share.

At December 31, 2010 and 2009, we carried a Reserve for Processing System Intrusion on our Consolidated Balance Sheet of $1.6 million and $99.9 million, respectively. See “— Overview — Processing System Intrusion” for a discussion of settlements paid and charged to this Reserve for Processing System Intrusion during 2010 and 2009.

We are prepared to vigorously defend our company against any unsettled claims relating to the Processing System Intrusion that have been asserted against us and our sponsor banks to date. We feel we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion.

Additional costs we expect to incur for legal fees and settlements related to the Processing System Intrusion will be recognized as incurred. Such costs could be material and could adversely impact our results of operations, financial condition and cash flow.

Processing Liabilities and Loss Reserves

The majority of our processing liabilities include funds in transit associated with bankcard and check processing. At December 31, 2010 and 2009, these funds in transit totaled $17.9 million and $16.6 million, respectively. In addition, we maintain merchant deposits to offset potential liabilities from merchant chargeback processing.

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder’s dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At December 31, 2010 and 2009, we held SME merchant deposits totaling $9.2 million and $9.3 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent bankcard processing volume. At December 31, 2010 and 2009, our loss reserve totaled $1.7 million and $1.3 million, respectively. Aggregate SME bankcard merchant losses, including losses charged to operations and the loss reserve, were $9.1 million, $5.9 million and $5.1 million for 2010, 2009 and 2008, respectively. As percentages of SME Visa and MasterCard processing volume, in 2010, 2009 and 2008, we experienced losses of 0.0151%, 0.0101% and 0.0088%, respectively.

During the fourth quarter of 2010, we converted Network Services’ settled transaction from a third party processor and began settling large national merchant accounts, and processing chargebacks originating from these merchants, on Passport. Prior to this, these chargebacks were processed and carried by Fifth Third Processing Solutions, which was our third-party outsourced processor for settling Network Services Merchant accounts. Chargeback losses originating from Network Services bankcard processing on Passport during the year ended December 31, 2010 were insignificant.

Stock-based Compensation

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

In the second quarter of 2009, our Board of Directors approved grants of 930,000 stock options subject to multiple vesting conditions. Under these stock options, the employee must provide continuous service over four years and a market price condition must be satisfied within those four years. These stock options have a five-year term and could vest in equal amounts in 2010, 2011, 2012 and 2013 only if during the four-year service period, the price of our common stock as reported by the New York Stock Exchange exceeds two or three times the exercise price for 30 consecutive trading days. The grant date fair values of these multiple vesting condition options are recognized as compensation expense over their four-year service periods. At December 31, 2010, none of the 930,000 stock options have vested.

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

As of December 31, 2010, 2009 and 2008, management believed that achieving these performance conditions was not “more likely than not” to occur; therefore, no share-based compensation expense was recorded for these stock options for these years. The evaluation of the likelihood of achieving these performance conditions will be repeated quarterly, and if vesting of some or all of the options becomes more likely than not, share-based compensation expense will be recorded.

In the fourth quarter of 2010, our Board of Directors approved grants of 508,800 performance-based Restricted Share Units. These Restricted Share Units are nonvested share awards which would vest 50% in 2013, 25% in 2014, and 25% in 2015 only if over the term of these Restricted Share Units, the following diluted earnings per share targets for the years ended December 31, 2012, 2013 and 2014 are achieved:

	2012	2013	2014
Diluted Earnings Per Share (a)	$1.48	$1.74	$2.04

(a)	Calculated on a Pro Forma basis to exclude non-operating gains and losses, if any, and excluding the after-tax impact of Stock Compensation Expense.

As of December 31, 2010, management believed that achieving these performance targets was not “more likely than not” to occur; therefore, no share-based compensation expense was recorded for these Restricted Share Units. The evaluation of the likelihood of achieving these performance targets will be repeated quarterly, and if vesting of some or all of the Restricted Share Units becomes more likely than not, share-based compensation expense will be recorded. The closing price of our common stock on the grant date equals the grant date fair value of these nonvested Restricted Share Units awards and would be recognized as compensation expense over their vesting periods.

In 2010 and 2009, our Board of Directors approved grants of 102,240 and 362,360 Restricted Share Units, respectively. These Restricted Share Units are nonvested share awards which will vest over a four-year service period as employees perform service. The closing price of our common stock on the grant date equals the grant date fair value of these nonvested share awards and will be recognized as compensation expense over their four-year service periods.

Amounts we recognized in our financial statements during the years ended December 31, 2010, 2009 and 2008 with respect to share-based compensation plans were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Compensation expense recognized on share-based plans before income tax benefit	$6,295	$4,526	$1,517
Related income tax benefit recognized in the income statement	2,379	1,723	572
Cash received from stock option exercises	6,303	1,045	3,075
Excess tax benefit recorded for tax deductions resulting from the exercise of stock options	1,910	384	710
Tax benefit realized as reductions of estimated tax payments during the period	—	250	1,400

Goodwill

Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. We recorded goodwill in connection with our acquisitions of Debitek, Inc., E-Secure Peripherals, Inc., General Meters Corp., Collective Point of Sales Solutions Ltd., Network Services, Chockstone, Inc. and Lunchbox. Goodwill is tested for impairment at least annually and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of the reporting unit. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others: a significant decline in expected future cash flows; a sustained decline in market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. We perform annual goodwill impairment testing in the fourth quarter. Our evaluation indicated that no impairment existed as of December 31, 2010 or 2009. At December 31, 2010 and 2009, goodwill of $68.3 million and $61.0 million, respectively, was recorded on our

Consolidated Balance Sheet. We may be required to record goodwill impairment losses in future periods, whether in connection with our next annual impairment testing in the fourth quarter of 2011 or subsequent to that, if any such indicators constitute a triggering event in other than the quarter in which the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.

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

We also account for the recognition and measurement of tax benefits associated with uncertain tax positions. This requires evaluations of individual tax positions to determine whether any part of that position can be recognized or continue to be recognized in the financial statements. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. We had approximately $1.3 million of total gross unrecognized tax benefits as of December 31, 2010, approximately $0.9 million of which would impact the effective tax rate.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table shows certain income statement data as a percentage of revenue for the year ended December 31, 2010 compared to the year ended December 31, 2009 (in thousands of dollars):

					Change
	2010	% of Total Revenue	2009	% of Total Revenue	Amount	%

Total revenues	$1,864,337	100.0%	$1,652,139	100.0%	$212,198	12.8%
Costs of services:
Interchange	1,299,631	69.7%	1,142,112	69.1%	157,519	13.8%
Dues, assessments and fees	119,834	6.4%	89,844	5.4%	29,990	33.4%
Processing and servicing	228,953	12.3%	199,934	12.1%	29,019	14.5%
Customer acquisition costs	50,415	2.7%	50,362	3.0%	53	0.1%
Depreciation and amortization	15,201	0.8%	15,786	1.0%	(585)	(3.7)%

Total costs of services	1,714,034	91.9%	1,498,038	90.7%	215,996	14.4%
General and administrative	104,088	5.6%	104,154	6.3%	(66)	(0.1)%

Total expenses	1,818,122	97.5%	1,602,192	97.0%	215,930	13.5%

Income from operations	46,215	2.5%	49,947	3.0%	(3,732)	(7.5)%

Other income (expense):
Interest income	148	—	117	—	31	26.5%
Interest expense	(4,778)	(0.3)%	(2,698)	(0.2)%	(2,080)	77.1%
Provision for processing system intrusion	14,138	0.8%	(128,943)	(7.8)%	143,081	(111.0)%
Other, net	72	—	(72)	—	144	(200.0)%

Total other income (expense)	9,580	0.5%	(131,596)	(8.0)%	141,176	(107.3)%

Income (loss) before income taxes	55,795	3.0%	(81,649)	(4.9)%	137,444	(168.3)%
Provision for income taxes	21,135	1.1%	(29,919)	(1.8)%	51,054	(170.6)%

Net income (loss)	34,660	1.9%	(51,730)	(3.1)%	86,390	(167.0)%

Less: Net Income attributable to noncontrolling interests	123		66		57	86.4%

Net income (loss) attributable to Heartland	$34,537	1.9%	$(51,796)	(3.1)%	$86,333	(166.7)%

Total Revenues. Total revenues increased by 12.8%, from $1,652.1 million in 2009 to $1,864.3 million in 2010, primarily as a result of a $204.5 million, or 12.7%, increase in our bankcard processing revenues. The breakout of our total revenues for the years ended December 31, 2010 and 2009 was as follows (in thousands of dollars):

	Year Ended December 31,		Change from Prior Year
	2010	2009	Amount	%
Processing revenues, gross (a)	$1,814,655	$1,610,108	$204,547	12.7%
Payroll processing revenues	17,344	15,046	2,298	15.3%
Equipment-related income	32,338	26,985	5,353	19.8%

Total Revenues	$1,864,337	$1,652,139	$212,198	12.8%

(a)	Includes Visa, MasterCard, AMEX and Discover bankcard processing revenues, AMEX fees, Discover fees, check processing fees, customer service fees, gift card, loyalty and other miscellaneous revenue.

The increase in our gross processing revenues from $1,610.1 million in 2009 to $1,814.7 million in 2010 was primarily due to higher SME merchant card processing revenues. Revenues from our SME bankcard processing are primarily earned as a percentage of processing volume. Our SME bankcard processing volume increased 7.0% to $63.1 billion, compared to $59.0 billion in 2009. American Express and Discover processing volume contributed over 40% of this year-over-year increase. Network Services increased its bankcard processing revenues on the 488 million transactions it settled, representing $11.3 billion in processing volume, and the 2.6 billion transactions it authorized through its front-end card processing systems during the year ended December 31, 2010, compared to 462 million transactions it settled, representing $9.9 billion in processing volume, and the 2.4 billion transactions it authorized through its front-end card processing systems during the year ended December 31, 2009. The increase in Network Services’ bankcard processing revenues was primarily due to increases in Visa and MasterCard bankcard transaction authorization fees, which we pass through to our merchants, partially offset by reductions in gross processing revenues due to renegotiations of customer contracts. We report Network Services’ settled bankcard processing revenues net of credit interchange and dues and assessments because the daily cash settlement with Network Services’ merchants is on a net basis.

Payroll processing revenues, which include fees earned on payroll processing services and interest income earned on funds held for customers, increased by 15.3%, from $15.0 million in 2009 to $17.3 million in 2010, primarily due to the 18.6% increase in the number of payroll processing customers from 9,382 at December 31, 2009 to 11,131 at December 31, 2010, partially offset by the impact of a reduction in the average number of employees at our customers.

Equipment-related income increased by 19.8% from $27.0 million in 2009 to $32.3 million in 2010, primarily due to increases in revenues from the laundry vertical in our prepaid and stored-value card business as well as increases in revenues from our campus solutions business, both at our Debitek subsidiary. We also experienced an increase in equipment-related revenues from the sale of SME card terminals, including our proprietary terminals, referred to as E3 Terminals, which encrypt cardholder data as the card is being swiped.

Costs of services. Costs of services increased 14.4% from $1.5 billion in 2009 to $1.7 billion in 2010, due primarily to increases in interchange fees, dues, assessments and fees, and processing and servicing expense. Costs of services represented 91.9% of total revenues in 2010, up slightly from 90.7% in 2009.

Interchange fees increased 13.8% from $1,142.1 million in 2009 to $1,299.6 million in 2010, and represented 69.7% of total revenues in 2010 compared to 69.1% in 2009. The increase in interchange fees was primarily due to higher SME bankcard processing volume in the year ended December 31, 2010, especially for American Express and Discover which generally have higher interchange rates than Visa and MasterCard.

Dues, assessments and fees increased 33.4% from $89.8 million in 2009 to $119.8 million in 2010, primarily as a result of increases in MasterCard and Visa bankcard transaction authorization fees during 2009, as well as increases in MasterCard and Visa assessments during 2010, and also due to higher SME bankcard processing volume. Dues, assessments and fees were 6.4% of total revenues in 2010, compared to 5.4% in 2009.

Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 5.9% from $420.2 million in 2009, to $444.9 million in 2010. The increase in net revenue was driven primarily by increases in SME bankcard processing volume and equipment-related revenues. Net revenue for Network Services’ merchants declined in 2010 primarily due to renegotiations of customer contracts. Excluding Network Services’ net revenue decline from consideration, our aggregate net revenue would have grown by 8.8% in the year ended December 31, 2010.

Processing and servicing expense for 2010 increased by $29.0 million, or 14.5%, compared with 2009. The increase in processing and servicing expense was due to costs associated with processing the higher SME bankcard processing volume, increased costs of sales related to the higher payroll and equipment-related revenues as well as phone card and loyalty and gift related revenues, costs of investments we have made in enhancing our processing systems, an increase in the amount of merchant losses and increases in the costs of operating our service centers, particularly the costs of support personnel, including account managers and depreciation and amortization. As a percentage of total revenue, processing and servicing expense increased slightly to 12.3% in 2010 compared with 12.1% in 2009.

Included in processing and servicing expense was $6.2 million of payroll processing costs in the year ended December 31, 2010, an increase of 43.9% from $4.3 million recorded in the year ended December 31, 2009. This increase was primarily due to increased costs associated with our new PlusOne Payroll system, particularly depreciation and amortization, as well as the 18.6% increase in the number of payroll processing customers from 9,382 at December 31, 2009 to 11,131 at December 31, 2010.

Customer acquisition costs remained flat at $50.4 million in 2010 and in 2009. Customer acquisition costs for the years ended 2010 and 2009 included the following components (in thousands of dollars):

	Year Ended December 31,
	2010	2009
Amortization of signing bonuses, net	$37,990	$40,897
Amortization of capitalized customer deferred acquisition costs	16,007	15,941
Increase in accrued buyout liability	11,133	9,973
Capitalized customer deferred acquisition costs	(14,715)	(16,449)

Total Customer Acquisition Costs	$50,415	$50,362

Depreciation and amortization expenses decreased 3.7%, from $15.8 million in 2009 to $15.2 million in 2010. Most of our investments in information technology have been for security-related enhancements and in support of the continuing development of HPS Exchange, Passport and other processing-related initiatives. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized increased from $12.3 million in 2009 to $15.6 million in 2010. The total amount of capitalized costs for projects placed in service in 2010 and 2009 was $15.7 million and $8.7 million, respectively.

General and administrative. General and administrative expenses decreased slightly from $104.2 million in 2009 to $104.1 million in 2010. This decrease was primarily due to cost containment measures instituted mid-year, resulting in a reduction in legal, consulting and personnel costs. Personnel cost reductions included decreases in bonus and medical benefit costs, as well as an increase in the amount of capitalized salaries, partially offset by higher stock compensation expense. Our payroll operation’s general and administrative expenses increased 17.8%, from $6.3 million in 2009 to $7.4 million in 2010. General and administrative expenses as a percentage of total revenue were 5.6% for 2010, a decrease from 6.3% for 2009.

Income from operations. Our income from operations, which we also refer to as operating income, declined to $46.2 million for 2010, from $50.0 million for 2009. This decline was primarily due to the continuing limiting effect which economic conditions had on growth in our net revenues, and to increases in processing and servicing expenses. Our operating margin, which is measured as operating income divided by net revenue, was 10.4% for 2010, compared to 11.9% for 2009.

Interest expense. Interest expense of $4.8 million was recorded in 2010, a 77.1% increase from the $2.7 million recorded in 2009. The increase in interest expense for 2010 was due to higher interest rates incurred on our borrowings under our Credit Facilities, increased borrowings under our Credit Facilities and Bridge Loan, and higher average payables to our sponsor banks. Interest expense for 2010 included approximately $1.7 million related to borrowings we incurred to fund the settlement with Visa in February 2010 (see “—Overview—Processing System Intrusion” for more detail). See “—Liquidity and Capital Resources—Credit Facilities” for more detail on our borrowings. Interest expense which we recorded as payables to our sponsor banks resulted from our practice of having our sponsor banks advance interchange fees to most of our SME merchants. Generally, when we have cash available for investment we fund these advances to our SME merchants first with our cash, then by incurring a payable to our sponsor banks when that cash has been expended. We pay our sponsor banks the prime rate on these payables.

Provision for processing system intrusion. See “—Overview—Processing System Intrusion and —Critical Accounting Estimates—Reserve for Processing System Intrusion” for more details on the Processing System Intrusion.

During 2010, we recovered from our insurance providers approximately $27.2 million of the costs we incurred for the Processing System Intrusion and expensed approximately $13.1 million for accruals, legal fees and costs we incurred for remediation and defending various claims and actions, for a net recovery of $14.1 million, or $0.22 per share. For 2009, we recorded total expenses of $128.9 million, or $2.16 per share, associated with the Processing System Intrusion.

Other, net. Other, net for 2010 also includes:

•

A pre-tax gain of $3.1 million from the sale of SME merchant bankcard processing contracts. During the fourth quarter of 2010, we sold 636 SME merchant accounts that had not been converted onto HPS Exchange and which were still processing on third-party platforms. This was a strategic sale undertaken to eliminate administrative and servicing inefficiencies associated with random merchant accounts processing on third party platforms.

•	Net pre-tax charges of $1.7 million for legal settlements accrued or received during 2010. These legal settlements were unrelated to the Processing System Intrusion.

•	A pre-tax charge of $0.8 million for the impairment of an acquisition intangible asset.

•

Pre-tax charges of $0.5 million reflecting the estimated liability for costs (primarily accrued staff termination costs and fixed asset write downs) associated with the announced closing of our Johnson City, Tennessee service center.

Other, net for 2009 included the write down of a debt security and a reduction of Canadian tax rebates.

Income tax. Our income tax expense for 2010 was $21.1 million, reflecting an effective tax rate of 37.9%. This compares to an effective tax rate of 36.6% for 2009, which resulted in income tax benefit of $29.9 million. The increase in the effective tax rate for 2010 primarily reflects the impacts of minimum income tax obligations in certain states. In 2009 the company also recognized a one-time tax benefit of $18 million related to a change in the tax treatment of accrued buyout liabilities. Absent this change the Company’s effective tax rate for fiscal 2007 would have been 37.6%.

Net income (loss) attributable to Heartland. As a result of the above factors, we recorded net income of $34.5 million for the year ended December 31, 2010. This compares to a net loss of $51.8 million for the year ended December 31, 2009, primarily due to the Provision for Processing System Intrusion.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table shows certain income statement data as a percentage of revenue for the year ended December 31, 2009 compared to the year ended December 31, 2008 (in thousands of dollars):

					Change
	2009	% of Total Revenue	2008	% of Total Revenue	Amount	%

Total revenues	$1,652,139	100.0%	$1,544,902	100.0%	$107,237	6.9%
Costs of services:
Interchange	1,142,112	69.1%	1,093,546	70.8%	48,566	4.4%
Dues, assessments and fees	89,844	5.4%	67,648	4.4%	22,196	32.8%
Processing and servicing	199,934	12.1%	179,106	11.6%	20,828	11.6%
Customer acquisition costs	50,362	3.0%	48,522	3.1%	1,840	3.8%
Depreciation and amortization	15,786	1.0%	11,006	0.7%	4,780	43.4%

Total costs of services	1,498,038	90.7%	1,399,828	90.6%	98,210	7.0%
General and administrative	104,154	6.3%	74,434	4.8%	29,720	39.9%

Total expenses	1,602,192	97.0%	1,474,262	95.4%	127,930	8.7%

Income from operations	49,947	3.0%	70,640	4.6%	(20,693)	(29.3)%

Other income (expense):
Interest income	117	—	755	—	(638)	(84.5)%
Interest expense	(2,698)	(0.2)%	(3,206)	(0.2)%	508	(15.8)%
Provision for processing system intrusion	(128,943)	(7.8)%	—	—	(128,943)
Other, net	(72)	—	(400)	—	328	(82.0%)

Total other (expense) income	(131,596)	(8.0)%	(2,851)	(0.2)%	(128,745)

Income before income taxes	(81,649)	(4.9)%	67,789	4.4%	(149,438)	(220.4)%
Provision for income taxes	(29,919)	(1.8)%	25,918	1.7%	(55,837)	(215.4)%

Net Income (loss)	(51,730)	(3.1)%	41,871	2.7%	(93,601)	(223.5)%

Less: Net Income attributable to noncontrolling interests	66		31		35

Net income (loss) attributable to Heartland	$(51,796)	(3.1)%	$41,840	2.7%	$(93,636)	(223.8)%

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

Interest expense. Interest expense of $2.7 million was recorded in 2009, a decrease from $3.2 million in 2008. The decrease in interest expense for 2009 was the result of lower interest rates incurred on our borrowings under our credit facility and payables to our sponsor banks, and a lower average balance outstanding under our Term Credit Facility. Interest expense which we recorded on payables to our sponsor banks resulted from our practice of having our sponsor banks advance interchange fees to most of our merchants. Generally, when we have cash available for investment, we fund these advances to our merchants first with our cash, then by incurring a payable to our sponsor banks when that cash has been expended. We pay our sponsor banks the prime rate on these payables. See “—Liquidity and Capital Resources—Credit Facilities” for more detail on the borrowings.

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

Balance Sheet Information

	December 31,
	2010	2009
	(in thousands)

Selected Balance Sheet Data
Cash	$41,729	$32,113
Funds held for payroll customers	36,523	29,667
Receivables, net	175,530	149,403
Current tax asset	18,652	16,266
Current deferred tax asset	7,250	42,760
Capitalized customer acquisition costs, net	59,251	72,038
Property and equipment, net	102,248	99,989
Goodwill	68,319	60,962
Intangible assets	31,160	34,637
Total assets	561,464	562,206

Due to sponsor banks	72,573	80,007
Accounts payable	42,126	32,305
Deposits held for payroll customers	36,523	29,667
Borrowings:
Current portion	38,286	58,547
Long term portion	85,000	8,419
Accrued buyout liability:
Current portion	5,560	9,306
Long term portion	23,250	33,580
Reserve for Processing System Intrusion	1,618	99,911
Total liabilities	383,870	432,251
Total stockholders’ equity	177,293	129,741

December 31, 2010 Compared to December 31, 2009

Total assets at December 31, 2010 of $561.5 million were 0.1% below our total assets at December 31, 2009. We experienced increases in receivables, cash and funds held for payroll customers, offset by decreases in current deferred tax assets and capitalized customer acquisition costs. Our cash increased primarily as the result of our operating activities augmented by borrowings to fund the settlement with Visa (see “— Liquidity and Capital Resources” for discussion of cash flow from operating and financing activities). The $6.9 million increase in funds held for payroll customers was offset by an equal increase in deposits held for payroll customers.

Our receivables, which in the aggregate increased $26.1 million or 17.5% from December 31, 2009, are primarily due from our bankcard processing merchants and result in large part from our practice of advancing interchange fees to most of our SME merchants during the month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge merchants for processing transactions. Generally, these advances to our SME merchants are funded first with our cash available for investment, then by incurring a payable to our sponsor banks when that cash has been expended. Our receivables from bankcard processing merchants increased $15.5 million from December 31, 2009. At December 31, 2010, we used $29.5 million of available cash to fund merchant advances and at December 31, 2009, we used $7.0 million of cash to fund merchant advances. The amount due to sponsor banks for funding advances was $63.2 million at December 31, 2010 and $73.2 million at December 31, 2009. The payable to sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. Receivables from bankcard merchants also include receivables from the sale of point of sale terminal equipment and check processing terminals.

Receivables also include amounts due from bankcard networks, primarily for amounts we have pre-funded to our merchants for processing Discover and American Express transactions (these receivables increased $10.7 million over December 31, 2009), and receivables resulting from the sale, installation, training and repair of payment system hardware and software for prepaid card and stored-value card payment systems and campus payment solutions.

Current deferred tax assets decreased $35.5 million to $7.3 million at December 31, 2010. The reduction in current deferred tax assets primarily resulted from the payment of the settlements with Visa, MasterCard and Discover during 2010 (see “— Overview —Processing System Intrusion” for more detail). The payment of these settlements was also the primary reason for the $98.3 million decrease in our Reserve for Processing System Intrusion.

Capitalized customer acquisition costs decreased by $12.8 million, or 17.8%, primarily reflecting a decline in the amount of signing bonuses paid due to the decrease in gross margin installed.

Total borrowings increased $56.3 million, or 84.1%, to $123.3 million at December 31, 2010 from $67.0 million at December 31, 2009, primarily due to our February 18, 2010 settlement with Visa and that settlement’s condition that we obtain loans of at least $53.0 million from our Sponsor Banks to fund the settlement amount. On November 24, 2010, we refinanced our previous credit facility and the $53.0 million of borrowings from our Sponsor Banks used to fund the Visa settlement. See “— Overview — Provision for Processing System Intrusion” and “— Liquidity and Capital Resources” for discussion of the Visa Settlement Agreement, the Bridge Loan, the Increased Credit Commitment and our Second Amended and Restated Credit Agreement.

During the third quarter of 2010, we exercised our rights to buy out a substantial amount of residual commissions owned by our Relationship Managers and sales managers (also referred to as “portfolio equity”). As a result of these buyouts, we reduced our Accrued Buyout Liability recorded on the Consolidated Balance Sheet by the approximately $17.7 million of cash payments we made. We realized a reduction of approximately $0.6 million in monthly residual commission expense beginning in the fourth quarter of 2010, and expect to realize a lesser reduction in ensuing years. The amount of future annual reductions in residual commission expense will be impacted by merchant attrition. See “— Critical Accounting Estimates — Accrued Buyout liability” for the accounting treatment of our Accrued Buyout Liability.

Total stockholders’ equity increased $47.5 million from December 31, 2009 primarily due to recording net income of $34.5 million for 2010, including net pre-tax insurance recoveries of $14.1 million related to the

Processing System Intrusion. Other increases in total stockholders’ equity for 2010 included proceeds received from the exercise of stock options, stock compensation expense and tax benefits related to those stock option exercises.

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

Our cash requirements include funding payments to salespersons for signing bonuses, residual commissions and residual buyouts, paying interest expense and other operating expenses, including taxes, constructing our primary service center, investing in building our technology infrastructure, and making acquisitions of businesses or assets. We expect that our future cash requirements will continue to include amounts required to defend against claims arising from the Processing System Intrusion; such costs could be material. At times, we have used cash to repurchase our common stock.

Other than borrowings we used to fund certain acquisitions and settlements of claims related to the Processing System Intrusion, we fund our cash needs primarily with cash flow from our operating activities and through our agreements with our sponsor banks to fund SME merchant advances. We believe that our current cash and investment balances, cash generated from operations and our agreements with our sponsor banks to fund SME merchant advances will provide sufficient liquidity to meet our anticipated needs for operating capital for at least the next twelve months.

Working Capital. Our working capital, defined as current assets less current liabilities, was positive by $ 47.4 million at December 31, 2010. Prior to refinancing of our credit facility in November 2010, our net working capital position was negative, reflecting (i) our previous revolving credit facility with its $75.0 million in borrowings classified as a current liability, and (ii) a $28.0 million Bridge Loan, which was due on February 17, 2011. See “— Credit Facilities” for discussion of our refinancing.

At December 31, 2010, we had cash on our Balance Sheet totaling $41.7 million compared to cash of $32.1 million at December 31, 2009 and $27.6 million at December 31, 2008. Our December 31, 2010 cash balance included approximately $25.6 million of processing-related cash in transit and collateral, compared to approximately $25.5 million of cash in transit and collateral at December 31, 2009. As of December 31, 2010, the Company had used $29.5 million of its available cash to fund merchant advances and at December 31, 2009, the Company had used $7.0 million of its cash to fund merchant advances.

On December 31, 2010, we had borrowed $23.2 million of the total $50.0 million available to us under our Revolving Credit Facility. See “— Credit Facilities” for more details.

Settlements of Claims Related to the Processing System Intrusion. See “— Overview — Processing System Intrusion” for a more detailed discussion of each claim and settlement. Settlements with the bankcard networks which we have entered into and paid are summarized below:

•

On December 17, 2009, we entered into a settlement agreement and release with American Express and paid approximately $3.5 million in full and final satisfaction of any and all claims of American Express and its issuers arising from or relating to the Processing System Intrusion. We paid this settlement from our available cash.

•

On January 7, 2010, we entered into the Visa Settlement Agreement to resolve potential claims and other disputes related to the Processing System Intrusion and on February 18, 2010 we paid $59.3 million for that settlement. We obtained loans totaling $53.0 million from Sponsor Banks, the proceeds of which were used to partially fund the settlement amount. See “— Credit Facilities” for a discussion of our $28.0 million Bridge Loan and our $25.0 million Increased Credit Commitment, both entered into on February 18, 2010.

•

On May 19, 2010, we entered into the MasterCard Settlement Agreement to resolve potential claims and other disputes related to the Processing System Intrusion and in September 2010 we paid $34.8 million for that settlement. We paid this settlement from our available cash.

•

On August 31, 2010, we entered into the Discover Settlement Agreement to resolve potential claims and other disputes with respect to the Processing System Intrusion and on September 2, 2010, we paid Discover $5.0 million in full and final satisfaction of any and all claims of Discover, its affiliates and certain of its issuers. We paid this settlement from our available cash.

2010 Acquisition. On December 30, 2010, we purchased for a $7.7 million cash payment the net assets of the K to 12 School Services business operated by Lunchbox. The acquisition was financed through a combination of cash on hand and our credit facilities. Lunchbox serves approximately 4,400 schools. Lunchbox develops, manufactures, sells and services and maintains computer software designed to facilitate accounting and management functions of food service operations of K to 12 schools.

School Districts use Lunchbox for point-of-sale platforms for their cafeteria serving line, free and reduced meal application processing, inventory, menu planning, nutritional analysis and online payments. These platforms are Web-based software which provide real-time communication and interaction between the District’s central office and schools. LunchBox uses touch screen technology and offers optional biometrics, reimbursable meal vending, meal application scanning and on-line application processing.

On January 12, 2011 and February 4, 2011, we acquired the K to 12 School Services businesses of Comalex, Inc. and mySchoolBucks, LLC. We made cash payments of $6.2 million and $1.5 million, respectively, for the net assets of Comalex and mySchoolBucks. Comalex and mySchoolBucks added approximately 3,700 and 900 schools, respectively, to our K to 12 School Services product. These acquisitions will enable us to offer Internet payment capability, which enables on-line deposits of funds into student accounts and enables schools to operate more efficiently. We plan to consolidate the individual platforms and products of Lunchbox, Comalex and mySchoolBucks to optimize synergies, cost efficencies and product offerings to our customers.

The acquisitions of Lunchbox, Comalex and mySchoolBucks are not expected to have a material impact on earnings in the near term.

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

The Chockstone Purchase Agreement contains provisions for contingent earnout payments to the former shareholders of Chockstone. These contingent earnout payments are based on the acquired business achieving certain pre-established levels of gross profits during the first three years after acquisition. For the year ended December 31, 2009, the first contingent earnout period, the contingent earnout paid and charged to goodwill was $1.4 million. For the year ended December 31, 2010, the second contingent earnout period, the contingent earnout payment was estimated at $1.4 million and we accrued this amount as payable and charged it to goodwill in the consolidated balance sheet as of December 31, 2010.

Cash Flow Provided by (Used in) Operating Activities. We reported net cash used in operating activities of $22.3 million in 2010, compared to net cash provided by operating activities of $61.5 million in 2009.

The primary reason for negative operating cash flow for 2010 were payments of $98.5 million, which are reflected in the reduction of our Reserve for Processing System Intrusion, that we made for the settlements with Visa, MasterCard and Discover. The Visa Settlement Agreement required us to obtain a loan of $53.0 million from our Sponsor Banks, the proceeds of which were to be used to fund the settlement amount (see “— Overview — Processing System Intrusion” for more detail). The $53.0 million of proceeds from the loans we obtained from our Sponsor Banks are included in Cash Flow Provided by Financing Activities (See “— Cash Flow Provided By (Used In) Financing Activities). The settlements with MasterCard and Discover were funded from our cash reserves. Partially offsetting the impact these settlements had on our operating cash flow for 2010 was approximately $27.2 million of cash we recovered from our insurance providers against certain costs we incurred for the Processing System Intrusion. Other Processing System Intrusion settlements we paid in 2010 totaled $2.5 million. For 2010, we paid an additional $10.9 million for Processing System Intrusion costs we incurred for legal fees incurred in defending various claims and actions. For 2009, we paid $27.6 million for Processing System Intrusion costs we incurred for legal fees, certain settlements, investigations, defending various claims and actions, and crisis management services.

Other major determinants of operating cash flow are net signing bonus payments, which consume operating cash as we install new merchants, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout Liability” for more information. We paid net signing bonuses of $26.5 million, $34.7 million and $45.5 million, respectively, in 2010, 2009 and 2008. The reductions in net signing bonuses paid in 2010 and 2009 reflect two year-over-year declines in newly installed gross margin. In 2010, 2009 and 2008, we reduced our accrued buyout liability by making buyout payments of $25.2 million, $8.1 million and $7.0 million, respectively. See “— Balance Sheet Information” for a discussion of buyouts initiated in the third quarter of 2010.

Cash Flow Used in Investing Activities. Net cash used in investing activities was $31.1 million for 2010, compared to $44.7 million for 2009 and 142.5 million in 2008. The amount of cash used in investing activities was lower in 2010 as we made capital expenditures of $23.3 million, compared to $41.6 million in 2009 and $35.1 million in 2008. Capital expenditures include costs of $1.9 million, $18.6 and $16.7 million in 2010, 2009 and 2008, respectively, related to the construction and continued build out of our primary service center facility in Jeffersonville, Indiana. See “— Contractual Obligations” for more detail regarding cumulative cash outlays and expected future funding requirements related to our primary service center. We also continued building our technology infrastructure, primarily for hardware and software needed for the expansion of HPS Exchange and Passport. To further develop our technology, we anticipate that these expenditures will continue near current levels. Additionally, our technology expenditures in 2010 and 2009 were increased by measures we implemented after the Processing System Intrusion to further enhance the security of our computer systems.

During the years ended December 31, 2010, 2009 and 2008, we invested in the following acquisitions: in December 2010, we acquired Lunchbox for a net cash payment of $7.7 million; in July 2009, we purchased a Discover merchant portfolio for $3.2 million; in March 2008, we acquired CPOS for a net cash payment of $10.1 million; in May 2008, we acquired Network Services for a cash payment of $92.5 million; and in November 2008, we acquired Chockstone, Inc. for a net cash payment of $4.0 million. Additionally, in 2010 we made a $1.4 million payment for a contingent earnout due to the former shareholders of Chockstone.

Cash Flow Provided By (Used in) Financing Activities. Net cash provided by financing activities was $63.0 million for 2010, compared to net cash used in financing activities of $12.4 million in 2009 and net cash provided by financing activities of $47.3 million in 2008. Cash flow from financing activities in 2010 included the $53.0 million of proceeds from the loans we obtained from our Sponsor Banks to use in funding the February 18, 2010 settlement with Visa (see “— Overview — Processing System Intrusion” for more detail) and the impacts of refinancing our credit facility in November 2010 (see “— Credit Facilities” for more detail).

During 2010 and 2009, we made term loan amortization payments of $6.2 million and $8.3 million, respectively, due under a term credit facility. See “— Credit Facilities” for more details.

Cash dividends paid in 2010 were $1.5 million, compared to dividends paid of $2.1 million and $13.5 million, respectively, in 2009 and 2008. See “— Dividends on Common Stock” for more information on our common stock dividends. During 2010, 2009 and 2008, employees exercised stock options generating cash proceeds in the aggregate of $6.3 million, $1.0 million and $3.1 million, respectively.

Cash used in financing activities in 2009 and 2008 included cash for common stock repurchases. See “— Common Stock Repurchases” for more information on our common stock repurchases authorization. We used $3.2 million of cash to repurchase 350,400 shares of our common stock during 2009 and $18.0 million of cash in 2008 to repurchase 781,584 shares. No common stock was repurchased during 2010.

Credit Facilities. On November 24, 2010, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders who are a party to the Credit Agreement. Credit extended under the Credit Agreement is guaranteed by our subsidiaries and is secured by substantially all of our assets and the assets of our subsidiaries. The Credit Agreement amended and restated in its entirety our previous amended and restated credit agreement entered into on May 30, 2008, as amended (the “Previous Credit Agreement”), between us and certain of the parties to the Credit Agreement.

On August 3, 2009, we amended the Previous Credit Agreement to exclude a certain amount of charges related to the Processing System Intrusion in determining our compliance with the financial covenants of the Previous Credit Agreement, provide the lenders with a security interest in our assets, and increase the interest margin charged on borrowings. On May 30, 2008, we borrowed $50 million under the Previous Credit Agreement’s revolving credit facility and $25 million under the Previous Credit Agreement’s term credit facility. All of the proceeds of both borrowings were applied to finance and pay expenses related to our acquisition of Network Services. On February 18, 2010, we entered into the Commitment Increase Agreement with KeyBank as one of the lenders under the Previous Credit Agreement to increase the total commitment under that facility’s revolving credit facility by $25 million.

The Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $50 million (the “Revolving Credit Facility”), of which up to $10 million may be used for the issuance of letters of credit and up to $5 million is available for swing line loans. Upon the prior approval of the administrative agent, we may increase the total revolving commitments by $50 million for a total commitment under the Revolving Credit Facility of $100 million. The Revolving Credit Facility is available to us on a revolving basis until November 24, 2015. All principal and interest not previously paid on the Revolving Credit Facility will mature and be due and payable on November 24, 2015.

The Credit Agreement also provides for a term credit facility in the aggregate amount of up to $100 million (the “Term Credit Facility”). The Term Credit Facility requires amortization payments in the amount of $3.75 million for each fiscal quarter during the fiscal years ended December 31, 2011 and 2012, $5.0 million for each fiscal quarter during the fiscal years ended December 31, 2013 and 2014, and $7.5 million for each fiscal quarter during the period commencing on January 1, 2015 through the maturity date on November 24, 2015. All principal and interest not previously paid on the Term Credit Facility will mature and be due and payable on November 24, 2015. Amounts borrowed and repaid under the Term Credit Facility may not be re-borrowed.

The Credit Agreement contains covenants, which include our maintenance of certain leverage and fixed charge coverage ratios, limitations on our indebtedness, liens on our properties and assets, our investments in, and loans to, other business units, our ability to enter into business combinations and asset sales, and certain other financial and non-financial covenants. These covenants also apply to certain of our subsidiaries. We were in compliance with these covenants as of December 31, 2010. Under the terms of the Credit Agreement, we may borrow, at our option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1%, in each case plus a margin determined by our current leverage ratio.

On February 18, 2010, we entered into the Bridge Loan Agreement with KeyBank, as administrative agent, and KeyBank and Heartland Bank as bridge lenders. On that date, KeyBank made a bridge loan to us in the amount of $20.0 million and Heartland Bank made a bridge loan to us in the amount of $8.0 million. The maturity date of the Bridge Loan was scheduled for February 17, 2011. We had the option to prepay the Bridge Loan at any time in whole or in part. The proceeds of the Bridge Loan ($28.0 million) and the Increased Credit Commitment ($25.0 million), together with a portion of our cash reserves, were used to fund the settlement with Visa, which was consummated on February 18, 2010 for $58.6 million.

At December 31, 2010, we had $23.2 million outstanding under the Revolving Credit Facility and $100.0 million outstanding under the Term Credit Facility. Amounts previously borrowed and outstanding under the Previous Credit Agreement, the Increased Credit Commitment, and the Bridge Loan were all repaid on November 24, 2010 from the amounts we borrowed under the Revolving Credit Facility and the Term Credit Facility. Additionally, $7.7 million of the total amount outstanding under the Revolving Credit Facility at December 31, 2010 was used in the acquisition of Lunchbox.

At December 31, 2009, there was $50.0 million outstanding under the revolving credit facility of the Previous Credit Agreement and $16.7 million outstanding under the term credit facility of the Previous Credit Agreement.

Common Stock Repurchases. Under authorizations from our Board of Directors, we repurchased an aggregate of 2,924,684 shares of our common stock at a cost of $65.1 million, or an average cost of $22.25 per share. At December 31, 2010, we have remaining authorization to repurchase up to 175,316 additional shares of our common stock. During the years ended December 31, 2009, 2008 and 2007, we repurchased 350,400, 781,584 and 731,500 shares, respectively, of our common stock at average per share costs of $9.14, $23.02 and $25.78. No common stock was repurchased in 2010.

Dividends on Common Stock. The following table summarizes quarterly cash dividends declared and paid on our common stock:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share

Twelve Months Ended December 31, 2008:
February 13, 2008	February 28, 2008	March 15, 2008	$0.09
April 30, 2008	May 23, 2008	June 15, 2008	$0.09
August 5, 2008	August 22, 2008	September 15, 2008	$0.09
November 4, 2008	November 24, 2008	December 15, 2008	$0.09

Twelve Months Ended December 31, 2009:
February 20, 2009	March 9, 2009	March 16, 2009	$0.025
May 7, 2009	May 25, 2009	June 15, 2009	$0.01
August 3, 2009	August 25, 2009	September 15, 2009	$0.01
November 3, 2009	November 23, 2009	December 15, 2009	$0.01

Twelve Months Ended December 31, 2010:
February 18, 2010	March 5, 2010	March 15, 2010	$0.01
May 4, 2010	May 25, 2010	June 15, 2010	$0.01
August 3, 2010	August 25, 2010	September 15, 2010	$0.01
November 2, 2010	November 23, 2010	December 15, 2010	$0.01

On February 16, 2011, our Board of Directors declared a quarterly cash dividend of $0.04 per share of common stock, payable on March 15, 2011 to stockholders of record as of March 4, 2011.

Contractual Obligations. The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we must do so. As the majority of our SME transactions involve the delivery of the product or service at the time of the transaction, a good basis to estimate our exposure to chargebacks is the last four months’ bankcard processing volume on our SME portfolio, which was $21.7 billion, $19.6 billion and $18.7 billion for the four months ended December 31, 2010, 2009 and 2008, respectively. However, during the four months ended December 31, 2010, 2009, and 2008, we were presented with $10.1 million, $11.1 million, and $10.2 million, respectively, of chargebacks by issuing banks. In 2010, 2009 and 2008, we incurred merchant credit losses of $9.1 million, $5.9 million and $5.1 million, respectively, on total SME bankcard dollar volumes processed of $64.5 billion, $59.0 billion, and $57.9 billion, respectively. These credit losses are included in processing and servicing expense in our Consolidated Statement of Operations.

During the fourth quarter of 2010, we converted Network Services’ settled transaction from a third party processor and began settling large national merchant accounts, and processing chargebacks originating from these merchants, on Passport. Prior to this, these chargebacks were processed and carried by Fifth Third Processing Solutions, which was our third-party outsourced processor for settling Network Services Merchants. Chargeback losses originating from Network Services’ bankcard processing on Passport during the year ended December 31, 2010 were insignificant.

The following table reflects our significant contractual obligations as of December 31, 2010:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Processing providers (a)	$24,793	$13,330	$7,780	$3,683	$—
Telecommunications providers	8,151	4,073	4,078	—	—
Office and equipment leases	20,952	5,988	7,757	3,395	3,812
Term Credit Facility (b)	100,000	15,000	35,000	50,000	—
Construction and Equipment (c)	1,753	1,753	—	—	—
Capital lease obligations	86	86	—	—	—

	$155,735	$40,230	$54,615	$57,078	$3,812

(a)	We have agreements with several third-party processors to provide us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. Our agreements with third-party processors require us to submit a minimum monthly number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay the third party processors the fees that they would have received if we had submitted the required minimum number or volume of transactions.
(b)	Interest rates on the Term Credit Facility are variable in nature, however, in January 2011 we entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50.0 million. If interest rates were to remain at the December 31, 2010 level, we would make interest payments of $3.3 million in the next 1 year, $5.0 million in the next 1 to 3 years and $2.1 million in the next 3 to 5 years or a total of $10.4 million including net settlements on the fixed-pay amortizing interest rate swaps. In addition, we had $23.2 million outstanding under our Revolving Credit Facility at December 31, 2010. The Revolving Credit Facility is available on a revolving basis until November 24, 2015.
(c)	These amounts relate to contractual commitments we have for outfitting and constructing additions to our service center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with this development. Through December 31, 2010, we have spent approximately $70.6 million of our cash on our new service center, including $1.7 million to acquire land.

In addition, we record a payable to our sponsor banks each month in conjunction with our monthly processing activities. This amount was $72.6 million and $80.0 million as of December 31, 2010 and 2009, respectively. This amount is repaid on the first business day of the following month out of the fees collected from our merchants.

Unrecognized Tax Benefits. At December 31, 2010, we had gross tax effected unrecognized tax benefits of approximately $1.3 million. See “— Critical Accounting Estimates — Income Taxes.” As of December 31, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

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

On June 10, 2009, the Judicial Panel on Multidistrict Litigation (the “JPML”) entered an order centralizing the class action cases for pre-trial proceedings before the United States District Court for the Southern District of Texas, under the caption In re Heartland Payment Systems, Inc. Customer Data Security Breach Litigation, MDL No. 2046, 4:09-md-2046. On August 24, 2009, the court appointed interim co-lead and liaison counsel for the financial institution and consumer plaintiffs. On September 23, 2009, the financial institution plaintiffs filed a Master Complaint in the MDL proceedings, which we moved to dismiss on October 23, 2009. Briefing on that motion to dismiss concluded on February 1, 2010 and the motion remains pending. On December 18, 2009, we and interim counsel for the consumer plaintiffs filed with the Court a proposed settlement agreement, subject to court approval, of the consumer class action claims. On May 3, 2010, the Court entered an order preliminarily certifying the settlement class, authorizing notice to the class to proceed, and scheduling a fairness hearing for December 10, 2010. The putative consumer class actions and putative financial institution class actions filed against us and pending through September 30, 2010 are described in “Legal Proceedings — Processing System Intrusion Legal Proceedings.”

Other actions have been filed against us seeking damages allegedly arising out of the Processing System Intrusion and other related relief on an individual basis. On October 14, 2009, the Clark County Indiana Teachers Federal Credit Union filed a complaint in the Clark Circuit Superior Court of the State of Indiana. This action is captioned Clark County Indiana Teachers Federal Credit Union v. Heartland Payment Systems, Inc., Civ. No. 10D02-0910-LL-1209, and asserts claims for negligence and breach of contract. On April 12, 2010, we filed an answer to the complaint. On July 30, 2010, the court entered an order staying the action until the MDL court rules on our motion to dismiss or until September 30, 2010, whichever occurs first. On October 25, 2010, the court granted our motion to extend the stay until the MDL court rules on our motion to dismiss or until December 31, 2010, whichever occurs first. On December 27, 2010, we filed a motion to extend the stay until the MDL court rules on our motion to dismiss, and this motion remains pending. On December 28, 2009, Putnam Bank of Putnam, Connecticut filed a complaint in Connecticut Superior Court, Putnam Bank v. Heartland Payment Systems, Inc., case no. WWM-CV-10-6001208-S. On January 20, 2010, we removed the action to the United States District Court for the District of Connecticut, case no. 3:10-cv-0061 (JBA), and, on January 27, 2010, filed a Notice of Potential Tag-Along Action, requesting centralization of the action with the MDL proceedings. On March 17, 2010, the action was centralized with the MDL proceedings. On February 9, 2010, OmniAmerican Bank filed a complaint in the District Court for Collin County, Texas, Civ. No. 380-00563-2012. The complaint identifies as a party in interest the Federal Insurance Company, which is alleged to have insured plaintiff and reimbursed it for $1,005,077.50, less a $100,000 deductible. On March 15, 2010, we filed an answer to the complaint and removed the action to the United States District Court for the Eastern District of Texas, case no. 4:10-cv-114, and, on March 16, 2010, filed a Notice of Potential Tag-Along Action, requesting centralization of the action with the MDL proceedings. On April 29, 2010, the action was centralized with the MDL proceedings. On February 18, 2010, Quad City Bank and Trust filed a complaint in the District Court for Collin County, Texas, Civ. No. 380-00721-2010. The complaint identifies as a party in interest the Federal Insurance Company, which is alleged to have insured plaintiff and reimbursed it for $432,420.32, less a $100,000 deductible. On March 15, 2010, we filed an answer to the complaint and removed the action to the United States District Court for the Eastern District of Texas, case no. 4:10-cv-115 and, on March 16, 2010, filed a Notice of Potential Tag-Along Action, requesting centralization of the action with the MDL proceedings. On April 29, 2010, the action was centralized with the MDL proceedings. On May 5, 2010, Napus Federal Credit Union filed a complaint in the United States District Court for the Southern District of Texas, case no. 4:10-cv-1616, and the action was consolidated with the MDL proceedings on June 9, 2010.

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

We were contacted by the Federal Financial Institutions Examination Council and informed that it would make inquiries into the Processing System Intrusion, and the Federal Trade Commission, by letters dated February 19, 2009, August 4, 2009, and March 10, 2010, has requested that we provide information about our payment processing services and information security practices. Additionally, we have received written or telephonic inquiries relating to the Processing System Intrusion from a number of state Attorneys General’s offices, including a Civil Investigative Demand from the Louisiana Department of Justice Office of the Attorney General, the Canadian Privacy Commission, and other government officials. We are cooperating with the government officials in response to each of these inquiries. Additional lawsuits may be filed against us relating to the Processing System Intrusion and that additional inquiries from governmental agencies may be received or investigations may be commenced.

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

Since our announcement of the Processing System Intrusion on January 20, 2009 and through December 31, 2010, we have expensed a total of $146.1 million, before reducing those charges by $31.2 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, related to settlements of claims. Approximately $31.4 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

During the year ended December 31, 2010, we recovered from our insurance providers approximately $27.2 million of the costs we incurred for the Processing System Intrusion and expensed approximately $13.1 million for accruals, legal fees and costs we incurred for defending various claims and actions, resulting in a net recovery of $14.1 million, or $0.22 per share.

For the year ended December 31, 2009, we expensed a total of $132.9 million for settlement accruals, legal fees and costs we incurred for defending various claims and actions associated with the Processing System Intrusion, and recovered from our insurance providers approximately $4.0 million of the costs we incurred resulting in net expenses of $128.9 million, or about $2.16 per share.

At December 31, 2010 and 2009, we carried a Reserve for Processing System Intrusion on our Consolidated Balance Sheet of $1.6 million and $99.9 million, respectively. During the year ended December 31, 2010, we settled the following claims and disputes related to the Processing System Intrusion:

•

On January 7, 2010, we entered into a settlement agreement with Heartland Bank, KeyBank National Association (“KeyBank,” and, together with Heartland Bank, the “Sponsor Banks”), and Visa U.S.A. Inc., Visa International Service Association and Visa Inc. (collectively, “Visa”) to resolve potential claims and other disputes among us, the Sponsor Banks and Visa with respect to the potential rights and claims of Visa and certain issuers of Visa-branded credit and debit cards related to the Processing System Intrusion (the “Visa Settlement Agreement”). After including a $780,000 credit for fines previously collected by Visa during 2009, the amount we paid under the Visa Settlement Agreement was $59.3 million. The costs of this settlement were included in our Provision for Processing System Intrusion on our Consolidated Statement of Operations for the year ended December 31, 2009 and in our Reserve for Processing System Intrusion on our Consolidated Balance Sheet as of December 31, 2009. Financial institutions representing more than 97 percent of eligible Visa-branded credit and debit cards have accepted the offers they received pursuant to the settlement entered into between and among us, Visa, and our sponsoring acquirers.

On February 18, 2010, we entered into a bridge loan agreement (the “Bridge Loan Agreement”) with KeyBank, as administrative agent, and KeyBank and Heartland Bank as bridge lenders. On that date, KeyBank made a bridge loan to us in the amount of $20.0 million and Heartland Bank made a bridge loan in the amount of $8.0 million (collectively, the “Bridge Loan”). See Note 11, Credit Facilities for additional terms of the Bridge Loan.

On February 18, 2010, we also entered into a Commitment Increase Agreement pursuant to the Amended and Restated Credit Agreement dated as of May 30, 2008 (the “Commitment Increase Agreement”) whereby KeyBank, as one of the lenders under the Amended and Restated Credit Agreement, agreed to increase its revolving credit commitment to us under the Amended and Restated Credit Agreement by $25.0 million (the “Increased Credit Commitment”). See Note 11, Credit Facilities for additional terms of the Commitment Increase Agreement.

The proceeds of the Bridge Loan and the Increased Credit Commitment, together with a portion of our cash reserves, were used to fund the settlement with Visa. The Visa Settlement Agreement was consummated on February 18, 2010, with a payment of $58.6 million.

•

On May 19, 2010, we entered into a settlement agreement with MasterCard Worldwide (“MasterCard”) to resolve potential claims and other disputes among us, the Sponsor Banks and MasterCard related to the Processing System Intrusion (the “MasterCard Settlement Agreement”). Under the MasterCard Settlement Agreement, alternative recovery offers totaling $41.4 million were made to eligible MasterCard issuers with respect to losses alleged to have been incurred by them as a result of the Processing System Intrusion. The $41.4 million included a $6.6 million credit for fines previously collected by MasterCard during 2009, so the maximum amount payable under the settlement was $34.8 million if all MasterCard issuers had accepted the settlement. On September 3, 2010 and September 14, 2010 we paid approximately $34.4 million because certain issuers did not accept settlement. Those issuers, who represent less than 1% of the accounts eligible for the settlement, have been preliminarily awarded $367,172 by MasterCard, and we are contesting that award.

•

On August 31, 2010, we entered into an agreement of settlement and release with DFS Services, LLC (“Discover”) to resolve potential claims and other disputes among us and Discover (and its affiliates and certain of its issuers) with respect to the Processing System Intrusion (the “Discover Settlement Agreement”). On September 2, 2010, we paid Discover $5.0 million in full and final satisfaction of any and all claims of Discover, its affiliates and certain of its issuers arising from or relating to the Processing System Intrusion. The Discover Settlement Agreement contains mutual releases by and between us and Discover (on behalf of itself and its affiliates) relating to the Processing System Intrusion.

During the year ended December 31, 2009, we settled the following claims and disputes related to the Processing System Intrusion:

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

Other Legal Proceedings

On December 16, 2008, a putative class action was filed against us in the Superior Court of California, County of San Diego, Ryan McInerney, Hossein Vazir Zand v. Heartland Payment Systems, Inc. The plaintiffs purport to represent a putative class of individuals who allegedly were not reimbursed by us for business expenses and whose compensation was allegedly reduced for their costs of doing business. We and the plaintiffs have agreed to a tentative settlement to resolve the claims and are working towards providing notice to the putative class members and obtaining approval by the Court.

On September 9, 2009, VeriFone Israel Ltd. filed a lawsuit in the Northern District of California alleging patent infringement of U.S. Patent No. 6,853,093 (the “ ‘093 patent”) by our NP3000 payment terminals. VeriFone Israel seeks injunctive relief against the alleged infringement and damages, including enhanced damages for willfulness and reasonable attorneys fees. On October 13, 2009, VeriFone Israel Ltd. amended its complaint to add an additional plaintiff, VeriFone Holdings, Inc., and seeking Declaratory Judgment that VeriFone Holdings was not involved in certain unfair business activity including Tortious Interference with Contract and Prospective Economic Advantage, Tortious Refusal to Deal, Breach of Contract, Breach of Implied Duty of Good Faith and Fair Dealing, Unfair Competition and Defamation. These declaratory judgment counts regarding VeriFone’s unfair business activities correspond to affirmative claims we brought against VeriFone Holdings in New Jersey State Court, previously. We have has not yet answered the complaint. This case was assigned to Hon. Charles R. Breyer. VeriFone Israel filed a notice of voluntary dismissal on February 15, 2010. On February 16, 2010, we filed a Declaratory Judgment action in the Northern District of California seeking a judgment that we have not infringed the ‘093 patent and that the ‘093 patent is not valid. On February 16, 2010, VeriFone Israel filed counterclaims in our New Jersey Lanham Act case mirroring those it voluntarily dismissed in the Northern District of California. On April 22, 2010, our Declaratory Judgment action was transferred to the District of New Jersey, where it has been assigned to Judge Mary L. Cooper. On June 8, 2010, Magistrate Judge Douglas E. Arpert entered an Order staying all discovery in the case until September 7, 2010. The Order staying all discovery has been subsequently extended until March 31, 2011.

On November 6, 2009, VeriFone Holdings, Inc. filed a lawsuit in the Northern District of California alleging violations of the Lanham Act (False Advertising) and California Laws (Unfair Business Practices). VeriFone Holdings sought a preliminary and permanent injunction against us and unspecified damages. The case was assigned to Hon. Phyllis Hamilton. VeriFone Holdings filed a notice of voluntary dismissal on February 15, 2010. On February 16, 2010, VeriFone Holdings filed counterclaims in our New Jersey Lanham Act case mirroring those it voluntarily dismissed in the Northern District of California.

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

We have interest rate risk related to our payable to our sponsor banks. Within our amount payable to our sponsor banks are balances which KeyBank and Heartland Bank have advanced to our SME merchants for interchange fees. We fund these advances first by applying a portion of our available cash and then by incurring a significant payable to our sponsor banks, bearing interest at the prime rate. At December 31, 2010, our payable to sponsor banks included $63.2 million for funding interchange advances to our SME merchants. This payable is repaid on the first business day of the following month out of fees collected from our merchants. During the quarter ended December 31, 2010 the average daily interest-bearing balance of that payable was approximately $26.4 million. The outstanding balance of our payable to our sponsor banks is directly related to our bankcard processing volume and also will fluctuate depending on the amount of our available cash. A hypothetical 100 basis point change in short-term interest rates applied to our average payable to sponsor banks would result in a change of approximately $264,000 in annual pre-tax income.

We also incur interest rate risk on borrowings under our Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement provides for a Revolving Credit Facility of $50.0 million and a Term Credit Facility of $100.0 million. At December 31, 2010, there was $23.2 million outstanding under the Revolving Credit Facility and $100.0 million outstanding under the Term Credit Facility. The Term Credit Facility requires amortization payments in the amount of $3.75 million for each fiscal quarter during the fiscal years ended December 31, 2011 and 2012, $5.0 million for each fiscal quarter during the fiscal years ended December 31, 2013 and 2014, and $7.5 million for each fiscal quarter during the period commencing on January 1, 2015 through the maturity date on November 24, 2015. Under the terms of the Credit Agreement, we may borrow, at our option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1%, in each case plus a margin determined by our current leverage ratio. In January 2011, we entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50 million on the variable rate debt outstanding under the Term Credit Facility. These interest rate swaps convert that initial notional amount to fixed rate. The impact which a hypothetical 100 basis point increase in short-term interest rates would have on our outstanding December 31, 2010 balances under the Second Amended and Restated Credit Agreement would be a decline of approximately $732,000 in annual pre-tax income, including the effect from interest rate swaps.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities within three years. At December 31, 2010, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $51,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $24,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $51,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $24,000.

Foreign Currency Risk. While substantially all of our business is conducted in U.S. dollars, our Canadian processing subsidiary, CPOS, conducts its operations in Canadian dollars. Consequently, a portion of CPOS’ revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our CPOS subsidiary. We have not hedged our translation risk on foreign currency exposure. For the year ended December 31, 2010, foreign currency exposures had an immaterial impact on our revenues and our net income. At December 31, 2010, fluctuations in exchange rates on CPOS’ assets and liabilities increased our total Other Comprehensive Income by $0.5 million.

We do not hold or engage in the trading of derivative financial, commodity or foreign exchange instruments.

Recent Accounting Pronouncements

In October 2009, the FASB issued an accounting standard update on multiple deliverable revenue arrangements to establish the accounting for certain revenue arrangements in which the vendor or service provider will perform multiple revenue generating activities (e.g., contracts that require an up-front fee along with fees that recur over the life of the arrangement). Specifically, the update addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This update will be effective for revenue arrangements that are entered into or materially altered after January 1, 2011. The implementation of this guidance is not expected to have a material effect on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Heartland Payment Systems, Inc.

We have audited the accompanying consolidated balance sheets of Heartland Payment Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Heartland Payment Systems, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Heartland Payment Systems, Inc.

We have audited the internal control over financial reporting of Heartland Payment Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 10, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 10, 2011

Heartland Payment Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$41,729	$32,113
Funds held for payroll customers	36,523	29,667
Receivables, net	175,530	149,403
Investments held to maturity	1,516	1,450
Inventory	11,058	12,381
Prepaid expenses	7,721	8,874
Current tax asset	18,652	16,266
Current deferred tax assets, net	7,250	42,760

Total current assets	299,979	292,914
Capitalized customer acquisition costs, net	59,251	72,038
Property and equipment, net	102,248	99,989
Goodwill	68,319	60,962
Intangible assets, net	31,160	34,637
Deposits and other assets	507	1,666

Total assets	$561,464	$562,206

Liabilities and stockholders’ equity
Current liabilities:
Due to sponsor banks	$72,573	$80,007
Accounts payable	42,126	32,305
Deposits held for payroll customers	36,523	29,667
Current portion of borrowings	38,286	58,547
Current portion of accrued buyout liability	5,560	9,306
Processing liabilities and loss reserves	28,740	27,214
Accrued expenses and other liabilities	27,171	30,456
Reserve for processing system intrusion (Note 3)	1,618	99,911

Total current liabilities	252,597	367,413
Deferred tax liabilities, net	21,714	21,448
Reserve for unrecognized tax benefits	1,309	1,391
Long-term portion of borrowings	85,000	8,419
Long-term portion of accrued buyout liability	23,250	33,580

Total liabilities	383,870	432,251

Commitments and contingencies (Note 18)	—	—

Stockholders’ equity
Common Stock, $0.001 par value, 100,000,000 shares authorized, 38,415,199 and 37,524,298 shares issued and outstanding at December 31, 2010 and 2009	38	38
Additional paid-in capital	185,689	171,736
Accumulated other comprehensive income (loss)	37	(546)
Accumulated deficit	(8,471)	(41,487)

Total stockholders’ equity	177,293	129,741
Noncontrolling interests	301	214

Total equity	177,594	129,955

Total liabilities and equity	$561,464	$562,206

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008

Total revenues	$1,864,337	$1,652,139	$1,544,902

Costs of services:
Interchange	1,299,631	1,142,112	1,093,546
Dues, assessments and fees	119,834	89,844	67,648
Processing and servicing	228,953	199,934	179,106
Customer acquisition costs	50,415	50,362	48,522
Depreciation and amortization	15,201	15,786	11,006

Total costs of services	1,714,034	1,498,038	1,399,828
General and administrative	104,088	104,154	74,434

Total expenses	1,818,122	1,602,192	1,474,262

Income from operations	46,215	49,947	70,640

Other income (expense):
Interest income	148	117	755
Interest expense	(4,778)	(2,698)	(3,206)
(Provision for) recovery of processing system intrusion	14,138	(128,943)	—
Gain (loss) on investments	25	(31)	(395)
Other, net	47	(41)	(5)

Total other (expense) income	9,580	(131,596)	(2,851)

Income (loss) before income taxes	55,795	(81,649)	67,789
Provision for (benefit from) income taxes	21,135	(29,919)	25,918

Net income (loss)	34,660	(51,730)	41,871
Less: Net income attributable to noncontrolling interests	123	66	31

Net income (loss) attributable to Heartland	$34,537	$(51,796)	$41,840

Net income (loss)	$34,660	$(51,730)	$41,871
Other comprehensive income, net of tax
Unrealized gains on investments, net of income tax of $30, $54 and $29	46	90	48
Foreign currency translation adjustment	501	1,509	(2,131)

Comprehensive income (loss)	35,207	(50,131)	39,788
Less: Comprehensive income (loss) attributable to noncontrolling interests	87	66	31

Comprehensive income (loss) attributable to Heartland	$35,120	$(50,197)	$39,757

Earnings (loss) per common share:
Basic	$0.91	$(1.38)	$1.12
Diluted	$0.88	$(1.38)	$1.08

Weighted average number of common shares outstanding:
Basic	37,994	37,483	37,521
Diluted	39,310	38,028	38,698

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Heartland Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares	Amount	Capital	Loss	Deficit)
Balance, January 1, 2008	37,990	$40	$173,346	$(62)	$36,729	$(44,384)	$—	$165,669
Issuance of Common Stock - options exercised	468	—	3,075	—	—	—	—	3,075
Excess tax benefit on stock options exercised	—	—	710	—	—	—	—	710

Repurchase of Common Stock	(782)	—	—	—	—	(17,995)	—	(17,995)

Retirement of Treasury Stock	—	(2)	(11,311)	—	(51,066)	62,379	—	—
Share-based compensation	—	—	1,517	—	—	—	—	1,517
Accumulated other comprehensive income (loss):
Unrealized gains on available for sale investments	—	—	—	48	—	—	—	48
Foreign currency translation adjustment	—	—	—	(2,131)	—	—	(29)	(2,160)
Dividends on common stock	—	—	—	—	(13,489)	—	—	(13,489)
Noncontrolling interests in subsidiary acquired	—	—	—	—	—	—	117	117
Net income for the year	—	—	—	—	41,840	—	31	41,871

Balance, December 31, 2008	37,676	$38	$167,337	$(2,145)	$14,014	$—	$119	$179,363

Issuance of Common Stock -options exercised	198	—	1,045	—	—	—	—	1,045
Excess tax benefit on stock options exercised	—	—	384	—	—	—	—	384
Repurchase of Common Stock	(350)	—	—	—	—	(3,202)	—	(3,202)
Retirement of Treasury Stock	—	—	(1,556)	—	(1,646)	3,202	—	—
Share-based compensation	—	—	4,526	—	—	—	—	4,526
Accumulated other comprehensive income (loss):
Unrealized gains on available for sale investments	—	—	—	90	—	—	—	90
Foreign currency translation adjustment	—	—	—	1,509	—	—	29	1,538
Dividends on common stock	—	—	—	—	(2,059)	—	—	(2,059)
Net income (loss) for the year	—	—	—	—	(51,796)	—	66	(51,730)

Balance, December 31, 2009	37,524	$38	$171,736	$(546)	$(41,487)	$—	$214	$129,955

Issuance of Common Stock -options exercised	835	—	6,303	—	—	—	—	6,303
Issuance of Common Stock -RSUs exercised	56	—	(555)	—	—	—	—	(555)
Excess tax benefit on stock options exercised	—	—	1,910	—	—	—	—	1,910
Share-based compensation	—	—	6,295	—	—	—	—	6,295
Accumulated other comprehensive income (loss):
Unrealized gains on available for sale investments	—	—	—	46	—	—	—	46
Foreign currency translation adjustment	—	—	—	537	—	—	(36)	501
Dividends on common stock	—	—	—	—	(1,521)	—	—	(1,521)
Net income for the year	—	—	—	—	34,537	—	123	34,660

Balance, December 31, 2010	38,415	$38	$185,689	$37	$(8,471)	$—	$301	$177,594

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income (loss) attributable to Heartland	$34,537	$(51,796)	$41,840
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	53,997	56,838	53,732
Other depreciation and amortization	26,020	21,870	14,423
Addition to loss reserve	9,985	6,272	5,693
Provision for doubtful receivables	1,329	690	2,045
Deferred taxes	35,730	(21,537)	4,023
Share-based compensation	6,295	4,526	1,517
Net income attributable to noncontrolling interests	123	66	31
(Gain) Loss on investments	(25)	31	395
Exit costs for service center	493	—	—
Write downs on intangible assets, purchased software, fixed assets, and system development costs	1,014	241	751
Other	16	16	(22)
Changes in operating assets and liabilities:
Increase in receivables	(27,084)	(9,890)	(333)
Decrease (increase) in inventory	1,331	(3,979)	238
Payment of signing bonuses, net	(26,495)	(34,690)	(45,454)
Increase in capitalized customer acquisition costs	(14,715)	(16,449)	(15,517)
Decrease (increase) in prepaid expenses	1,162	(2,192)	(2,507)
(Increase) decrease in current tax asset	(481)	(13,463)	3,754
Decrease (increase) in deposits and other assets	1,118	(1,177)	23
Excess tax benefits on options exercised	(1,910)	(384)	(710)
(Decrease) increase in reserve for unrecognized tax benefits	(82)	(341)	502
(Decrease) increase in due to sponsor banks	(7,433)	11,795	18,413
Increase in accounts payable	8,368	4,999	4,083
(Decrease) increase in accrued expenses and other liabilities	(4,808)	4,266	3,052
(Decrease) increase in processing liabilities and loss reserves	(8,459)	4,069	(5,789)
(Decrease) increase in reserve for processing system intrusion	(98,294)	99,911	—
Payouts of accrued buyout liability	(25,209)	(8,127)	(7,039)
Increase in accrued buyout liability	11,133	9,973	10,306

Net cash (used in) provided by operating activities	(22,344)	61,538	87,450

Cash flows from investing activities
Purchase of investments	(1,452)	(1,224)	(340)
Maturities of investments	1,397	1,207	284
Proceeds from sale of available for sale investments	161	—	—
(Increase) decrease in funds held for payroll customers	(6,916)	(7,549)	1,646
Increase (decrease) in deposits held for payroll customers	6,856	7,665	(2,199)
Acquisition of business, net of cash acquired	(7,904)	(3,237)	(106,865)
Purchases of property and equipment	(23,279)	(41,622)	(35,059)
Proceeds from disposal of property and equipment	—	33	35

Net cash used in investing activities	(31,137)	(44,727)	(142,498)

Cash flows from financing activities
Proceeds from borrowings	176,200	—	95,000
Principal payments on borrowings	(119,880)	(8,540)	(20,023)
Proceeds from exercise of stock options	6,303	1,045	3,075
Excess tax benefits on options exercised	1,910	384	710
Repurchase of common stock	—	(3,202)	(17,995)
Dividends paid on common stock	(1,521)	(2,059)	(13,489)

Net cash provided by (used in) financing activities	63,012	(12,372)	47,278

Net increase (decrease) in cash and cash equivalents	9,531	4,439	(7,770)
Effect of exchange rates on cash	85	85	(149)
Cash and cash equivalents at beginning of year	32,113	27,589	35,508

Cash and cash equivalents at end of year	$41,729	$32,113	$27,589

Supplemental cash flow information:
Cash paid (received) during the year for:
Interest	$4,495	$2,669	$2,907
Income taxes	(14,042)	5,631	17,932

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

In 2009, certain amounts presented in the prior periods in the consolidated income statements reflect a change in classification of payroll tax expense incurred on up-front signing bonuses, residual commissions and buyouts of Accrued Buyout Liabilities from General and Administrative expenses, to Processing and Servicing expenses. This classification reflects these payments of payroll taxes as additional costs of services, rather than overhead. The Company believes that this presentation provides a more meaningful measure of the costs of providing services to its merchants. These reclassifications had no effect on reported consolidated income before income taxes, net income or per share amounts. The amounts of General and Administrative expenses, which have been reclassified to Processing and Servicing expenses for the year ended December 31, 2008 was $5.4 million.

Business Description— The Company’s principal business is to provide payment processing services related to bankcard transactions for merchants throughout the United States and Canada. In addition, the Company provides certain other merchant services, including check processing, the sale and rental of terminal equipment, gift and loyalty card processing, and the sale of terminal supplies. HPC provides payroll and related tax filing services throughout the United States. Debitek provides prepaid card and stored-value card solutions throughout the United States and Canada. The Company and Debitek also provide campus payment solutions throughout the United States and Canada. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions.

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

The sponsorship agreements with the member banks require, among other things, that the Company abide by the by-laws and regulations of the Visa and MasterCard networks, and certain of the bank sponsors require a certificate of deposit or a cash balance in a deposit account. If the Company breaches a sponsorship agreement, the bank sponsor may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative bank sponsor. The Company is dependent on its bank sponsors, Visa and MasterCard for notification of any compliance breaches. As of December 31, 2010, the Company has not been notified of any such issues by its bank sponsors, Visa or MasterCard.

The Company is currently party to three bank sponsorship agreements. The Company entered into a sponsorship agreement with KeyBank, National Association on April 1, 1999 and the agreement expires in March 2012. In 2007, the Company entered into a sponsor bank agreement with Heartland Bank (an unrelated third party), which is based in Saint Louis, Missouri. Our agreement with Heartland Bank involves substantially the same terms as apply with KeyBank and it has been renewed through September

2013. In November 2009, the Company entered into a sponsorship agreement with The Bancorp Bank to sponsor the Company’s large national merchants processed by Network Services and transferred sponsorship from SunTrust Bank, its previous sponsor, to the Bancorp Bank in February 2010. The agreement with The Bancorp Bank expires in November 2014.

Following is a breakout of the Company’s total Visa and MasterCard settled bankcard processing volume for the month of December 2010 by percentage processed under its individual sponsorship agreements:

Sponsor Bank	% of December 2010 Bankcard Processing Volume
KeyBank, National Association	72%
Heartland Bank	13%
Bancorp Bank	15%

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

Working Capital— The Company’s working capital, defined as current assets less current liabilities, was positive by $47.4 million at December 31, 2010. Prior to refinancing of its credit facility in November 2010, the Company’s net working capital position was negative reflecting (i) its previous revolving credit facility with $75.0 million in borrowings classified as a current liability, and (ii) its $28.0 million Bridge Loan, which was due on February 17, 2011. See Note 11, Credit Facilities for a discussion of the Company’s refinancing.

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

Cash and Cash Equivalents— At December 31, 2010, cash included approximately $25.6 million of processing-related cash in transit and collateral, compared to approximately $25.5 million of processing-related cash in transit and collateral at December 31, 2009.

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

Generally, the Company uses cash available for investment to fund these advances to SME merchants; when available cash has been expended, the Company directs its sponsor banks to make these advances, thus generating a payable to the sponsor banks. We pay our sponsor banks the prime rate on these payables. At December 31, 2010, the Company used $29.5 million of its available cash to fund merchant advances and at December 31, 2009, the Company used $7.0 million of its cash to fund merchant advances. The amount due to sponsor banks for funding advances was $63.2 million at December 31, 2010 and $73.2 million at December 31, 2009. The payable to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment and check processing terminals. Unlike the SME merchants, Network Services’ customers are invoiced monthly, on payment terms of 30 days net from date of invoicing.

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

Investments and Funds Held for Payroll Customers— Investments, including those carried on the Consolidated Balance Sheet as Funds Held for Payroll Customers, consist primarily of fixed income bond funds and certificates of deposit. Funds Held for Payroll Customers also include overnight bank deposits. The majority of investments carried in Funds Held for Payroll Customers are available-for-sale and recorded at fair value based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. In the event of a sale, cost is determined on a specific identification basis. At December 31, 2010, Funds Held for Payroll Customers included cash and cash equivalents of $35.2 million and investments available for sale of $1.3 million.

Inventories— Inventories consist of point-of-sale terminal equipment held for sale to merchants, check processing terminal equipment for sale to merchants, prepaid card and cashless payment systems hardware for sale to end users, resellers and distributors, and campus payments solutions equipment for sale to end users. Inventories are valued at the lower of cost or market price. Cost is arrived at using the first-in, first-out method. Market price is estimated based on current sales of equipment.

Inventories also include purchased data encryption software licenses held for sale to merchants who acquire the Company’s End-to-End Encryption Solution (“E3”) for processing bankcard transactions, or purchase the upgraded terminal and point-of-sale devices containing E3.

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

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying SME merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of December 31, 2010 and December 31, 2009.

Property and Equipment— Property and equipment are carried at cost, net of accumulated depreciation. Depreciation for the Company’s owned service center building in Jeffersonville, Indiana is computed straight-line over thirty-nine years with depreciation on certain building improvements computed over fifteen years. Depreciation is computed straight-line over periods ranging from three to ten years for furniture and equipment. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

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

Long-Lived Assets— The Company evaluates the potential for impairment when changes in circumstances indicate that undiscounted cash flows estimated to be generated by the related assets are less than the carrying amount. Management believes that no such changes in circumstances or impairment have occurred as of December 31, 2010 or 2009.

Goodwill— Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. The Company has recorded goodwill in connection with its acquisitions of Debitek, Inc., E-Secure Peripherals, Inc., General Meters Corp., Collective Point of Sale Solutions Ltd., Network Services, Chockstone, Inc. and Lunchbox. Goodwill is tested for impairment at least annually and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of the reporting unit. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others: a significant decline in expected future cash flows; a sustained decline in market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. The Company performs its annual goodwill impairment testing in the fourth quarter. The Company’s evaluation indicated that no impairment exists as of December 31, 2010 or 2009. At December 31, 2010 and 2009, goodwill of $68.3 million and $61.0 million, respectively, was recorded on the Company’s Consolidated Balance Sheet. The Company may be required to record goodwill impairment losses in future periods, whether in connection with the Company’s next annual impairment testing in the fourth quarter of 2011 or prior to that, if any such indicators constitute a triggering event in other than the quarter in which the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.

Processing Liabilities and Loss Reserves— The majority of the Company’s processing liabilities include funds in transit associated with bankcard and check processing. In addition, the Company maintains merchant deposits to offset potential liabilities from merchant chargeback processing. Disputes between a cardholder and a merchant periodically arise due to the cardholder’s dissatisfaction with merchandise quality or the merchant’s service, and the disputes may not always be resolved in the merchant’s favor. In some of these cases, the transaction is “charged back” to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, the Company is liable for the full amount of the transaction. The Company’s obligation to stand ready to perform is minimal. The Company maintains a deposit or the pledge of a letter of credit from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. The Company evaluates its ultimate risk and records an estimate of potential loss for chargebacks related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to recent bankcard processing volume levels. The Company believes that the liability recorded as loss reserves approximates fair value.

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

The accrued buyout liability is based on the SME merchants under contract at the balance sheet date, the gross margin generated by those merchants over the prior twelve months, and the contractual buyout multiple. The liability related to a new SME merchant is therefore zero when the merchant is installed, and increases over the twelve months following the installation date. The same procedure is applied to unvested commissions over the expected vesting period, but is further adjusted to reflect the Company’s estimate that 31% of unvested Relationship Managers and sales managers become vested.

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

Revenues— Revenues are mainly comprised of gross processing revenue, payroll processing revenue and equipment-related income. Gross processing revenue primarily consists of discount fees and per-transaction and periodic (primarily monthly) fees from the processing of Visa,MasterCard, American Express and Discover bankcard transactions for merchants. The Company passes through to its customers any changes in interchange or network fees. Gross processing revenue also includes fees for servicing

American Express and Discover accounts, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, check processing fees, gift and loyalty card fees and other miscellaneous revenue. Payroll processing revenue includes periodic and annual fees charged by HPC for payroll processing services, and interest earned from investing tax impound funds held for our customers. Revenue is recorded as bankcard and other processing transactions are processed or payroll services are performed.

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

In 2010, Other Income (Expense) includes:

•

A net pre-tax recovery of $14.1 million, or $0.22 per share related to the Provision for Processing System Intrusion. During 2010, the Company recovered from its insurance providers approximately $27.2 million of the costs it incurred for the Processing System Intrusion and expensed approximately $13.1 million for accruals, legal fees and costs it incurred for defending various claims and actions. See Note 3, Processing System Intrusion for more detail.

•	A pre-tax gain of $3.1 million from the sale of merchant bankcard processing contracts.

•	Net pre-tax charges of $1.7 million for legal settlements accrued or received during 2010. These legal settlements were unrelated to the Processing System Intrusion.

•	A pre-tax charge of $0.8 million for the impairment of an acquisition intangible asset.

•

Pre-tax charges of $0.5 million reflecting the estimated liability for costs (primarily accrued staff termination costs and fixed asset write downs) associated with the announced closing of our Johnson City, Tennessee service center.

In 2009, other income (expense) includes the pretax charges of $(128.9) million related to the Provision for Processing System Intrusion. See “—Organization and Operations — Processing System Intrusion” for more detail.

In 2008, other income (expense) includes pre-tax charges of $(0.3) million for write downs on a fixed-income bond fund, and a pre-tax loss of $(0.1) million on the sale of a debt security. Both charges are recorded in losses on investments in the Consolidated Statements of Operations.

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

Additionally, the excess tax benefits are reported as a financing cash inflow rather than a reduction of taxes paid, which is included within operating cash flows. Accordingly, cash provided by operating activities decreased and cash provided by financing activities increased by $1.9 million in 2010, $0.4 million in 2009 and $0.7 million in 2008 related to excess tax benefits from share-based awards. The excess tax benefits result from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options.

Diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 were computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options and vesting of Restricted Share Units, where dilutive. Due to the net loss in 2009, calculating Diluted Earnings Per Share using diluted weighted average shares would be anti-dilutive for that year. Therefore, weighted average common stock outstanding was used to calculate Diluted Earnings Per Share for 2009.

Foreign Currency— The Canadian dollar is the functional currency of CPOS, which operates in Canada. CPOS’ revenues and expenses are translated at the average exchange rates prevailing during the period. The foreign currency assets and liabilities of CPOS are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of other comprehensive income and is included in stockholders’ equity. At December 31, 2010 and 2009, the cumulative foreign currency translation reflected a gain of $0.5 million and $1.5 million, respectively. The Company intends to indefinitely reinvest undistributed earnings of CPOS and has not tax affected the cumulative foreign currency translation gain or loss. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not material.

Noncontrolling Minority Interests— Noncontrolling interests represent noncontrolling minority stockholders’ share of the equity and after-tax net income or loss of consolidated subsidiaries. Noncontrolling minority stockholders’ share of after-tax net income or loss of consolidated subsidiaries is included in “Net income attributable to noncontrolling interests” in the Consolidated Statement of Operations. The minority stockholders’ interests included in “Noncontrolling interests” in the December 31, 2010 and December 31, 2009 Consolidated Balance Sheet were $301,000 and $214,000, respectively, and reflect the original investments by these minority shareholders in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries.

Subsequent Events— The Company evaluated subsequent events with respect to the Consolidated Financial Statements as of and for the twelve months ended December 31, 2010.

New Accounting Pronouncements— In October 2009, the FASB issued an accounting standard update on multiple deliverable revenue arrangements to establish the accounting for certain revenue arrangements in which the vendor or service provider will perform multiple revenue generating activities (e.g., contracts that require an up-front fee along with fees that recur over the life of the arrangement). Specifically, the update addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This update will be effective for revenue arrangements that are entered into or materially altered after January 1, 2011. The implementation of this update is not expected to have a material effect on the Company’s consolidated financial statements.

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

Since its announcement of the Processing System Intrusion on January 20, 2009 and through December 31, 2010, the Company has expensed a total of $146.1 million, before reducing those charges by $31.2 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, related to settlements of claims. Approximately $31.4 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

During the year ended December 31, 2010, the Company recovered from its insurance providers approximately $27.2 million of the costs it incurred for the Processing System Intrusion and expensed approximately $13.1 million for accruals, legal fees and costs it incurred for defending various claims and actions, resulting in a net recovery of $14.1 million, or $0.22 per share.

For the year ended December 31, 2009, the Company expensed a total of $132.9 million for settlement accruals, legal fees and costs it incurred for defending various claims and actions associated with the Processing System Intrusion, and recovered from its insurance providers approximately $4.0 million of the costs it incurred resulting in net expenses of $128.9 million, or about $2.16 per share.

At December 31, 2010 and 2009, the Company carried a Reserve for Processing System Intrusion on its Consolidated Balance Sheet of $1.6 million and $99.9 million, respectively. During the year ended December 31, 2010, the Company settled the following claims and disputes related to the Processing System Intrusion:

•

On January 7, 2010, the Company entered into a settlement agreement with, Heartland Bank, KeyBank National Association (“KeyBank,” and, together with Heartland Bank, the “Sponsor Banks”), and Visa U.S.A. Inc., Visa International Service Association and Visa Inc. (collectively, “Visa”) to resolve potential claims and other disputes among the Company, the Sponsor Banks and Visa with respect to the potential rights and claims of Visa and certain issuers of Visa-branded credit and debit cards related to the Processing System Intrusion (the “Visa Settlement Agreement”). After including a $780,000 credit for fines previously collected by Visa during 2009, the amount paid by the Company under the Visa Settlement Agreement was $59.3 million. The costs of this settlement were included in the Company’s Provision for Processing System Intrusion on its Consolidated Statement of Operations for the year ended December 31, 2009 and in its Reserve for Processing System Intrusion on its Consolidated Balance Sheet as of December 31, 2009. Financial institutions representing more than 97 percent of eligible Visa-branded credit and debit cards have accepted the offers they received pursuant to the settlement entered into between and among the Company, Visa, and the Sponsor Banks.

On February 18, 2010, the Company entered into a bridge loan agreement (the “Bridge Loan Agreement”) with KeyBank, as administrative agent, and KeyBank and Heartland Bank as bridge lenders. On that date, KeyBank made a bridge loan to the Company in the amount of $20.0 million and Heartland Bank made a bridge loan in the amount of $8.0 million (collectively, the “Bridge Loan”). See Note 11, Credit Facilities for additional terms of the Bridge Loan.

On February 18, 2010, the Company also entered into a Commitment Increase Agreement pursuant to the Amended and Restated Credit Agreement dated as of May 30, 2008 (the “Commitment Increase Agreement”) whereby KeyBank, as one of the lenders under the Amended and Restated Credit Agreement, agreed to increase its revolving credit commitment to the company under the Amended and Restated Credit Agreement by $25.0 million (the “Increased Credit Commitment”). See Note 11, Credit Facilities for additional terms of the Commitment Increase Agreement.

The proceeds of the Bridge Loan and the Increased Credit Commitment, together with a portion of the Company’s cash reserves, were used to fund the settlement with Visa. The Settlement Agreement was consummated on February 18, 2010, with a payment of $58.6 million.

•

On May 19, 2010, the Company entered into a settlement agreement with MasterCard Worldwide (“MasterCard”) to resolve potential claims and other disputes among the Company, the Sponsor Banks and MasterCard related to the Processing System Intrusion (the “MasterCard Settlement Agreement”). Under the MasterCard Settlement Agreement, alternative recovery offers totaling $41.4 million were made to eligible MasterCard issuers with respect to losses alleged to have been incurred by them as a result of the Processing System Intrusion. The $41.4 million included a $6.6 million credit for fines previously collected by MasterCard during 2009, so the maximum amount payable under the settlement was $34.8 million if all MasterCard issuers had accepted the settlement. On September 3, 2010 and September 14, 2010, the Company paid approximately $34.4 million because certain issuers did not accept settlement. Those issuers, who represent less than 1% of the accounts eligible for the settlement, have been preliminarily awarded $367,172 by MasterCard, and the Company is contesting that award.

•

On August 31, 2010, the Company and DFS Services, LLC (“Discover”) entered into an agreement of settlement and release to resolve potential claims and other disputes among the Company and Discover (and its affiliates and certain of its issuers) with respect to the Processing System Intrusion (the “Discover Settlement Agreement”). On September 2, 2010, the Company paid Discover $5.0 million in full and final satisfaction of any and all claims of Discover, its affiliates and certain of its issuers arising from or relating to the Processing System Intrusion. The Discover Settlement Agreement contains mutual releases by and between the Company and Discover (on behalf of itself and its affiliates) relating to the Processing System Intrusion.

During the year ended December 31, 2009, the Company settled the following claims and disputes related to the Processing System Intrusion:

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

4. Acquisitions

Lunchbox

On December 30, 2010, the Company purchased for a $7.7 million cash payment the net assets of the K to 12 School Services business operated by Lunchbox. The acquisition was financed through a combination of cash on hand and our credit facilities. Lunchbox develops, manufactures, sells and services and maintains computer software designed to facilitate accounting and management functions of food service operations of K to 12 schools. Lunchbox serves approximately 4,400 schools.

School Districts use Lunchbox for point-of-sale platforms for their cafeteria serving line, free and reduced meal application processing, inventory, menu planning, nutritional analysis and online payments. These platforms are Web-based software, which provide real-time communication and interaction between the District’s central office and schools. LunchBox uses touch screen technology and offers optional biometrics, reimbursable meal vending, meal application scanning and on-line application processing.

Pro forma results of operations have not been presented because the effect of the acquisition was not material. The transaction was accounted for under the purchase method of accounting. Beginning December 30, 2010, Lunchbox’ results of operations will be included in the Company’s results of operations. The allocation of the total purchase price was as follows: $5.5 million to goodwill, $2.5 million to intangible assets and $0.3 million to net tangible liabilities. The fair values of the Lunchbox assets acquired and liabilities assumed were estimated as of their acquisition date. The fair values are preliminary, based on estimates, and may be adjusted as more information becomes available and valuations are finalized. The entire amount of goodwill is expected to be deductible for income tax reporting.

On January 12, 2011 and February 4, 2011, the Company acquired the K to 12 School Services businesses of Comalex, Inc. and mySchoolBucks, LLC. The Company made cash payments of $6.2 million and $1.5 million, respectively, to acquire the net assets of Comalex and mySchoolBucks. Comalex and mySchoolBucks added approximately 3,700 and 900 schools, respectively, to the Company’s K to 12 School Services business. The Company plans to consolidate the individual platforms and products of Lunchbox, Comalex and mySchoolBucks to optimize synergies, cost efficencies and product offerings to its customers.

The acquisitions of Lunchbox, Comalex and mySchoolBucks are not expected to have a material impact on earnings in the near term.

Chockstone, Inc.

As of November 14, 2008, the Company acquired the assets of Chockstone, Inc. for a cash payment of $4.1 million. Chockstone expands the Company’s ability to equip businesses nationwide with enhanced gift card and loyalty programs. This acquisition is not expected to have a material impact on earnings in the near term. Pro forma results of operations have not been presented because the effect of the acquisition was not material. The transaction was accounted for under the purchase method of accounting. The fair values of the Chockstone assets acquired and the liabilities assumed were estimated at the acquisition date. Beginning November 14, 2008, Chockstone’s results of operations were included in the Company’s results of operations. The total initial purchase price was allocated as follows: $2.4 million to intangible assets, $1.6 million to goodwill, and $0.1 million to net tangible assets. The entire amount of goodwill is expected to be deductible for income tax reporting. In the year ended December 31, 2010, the Company recorded a pre-tax impairment charge of $0.8 million on an acquired intangible asset.

The Chockstone Purchase Agreement contains provisions for contingent earnout payments to the former shareholders of Chockstone. These contingent earnout payments are based on the acquired business achieving certain pre-established levels of gross profits during the first three years post acquisition. For the year ended December 31, 2009, the first contingent earnout period, the contingent earnout paid and charged to goodwill in the consolidated balance sheet was $1.4 million. For the year ended December 31, 2010, the second contingent earnout period, the contingent earnout payment was estimated at $1.4 million and the Company accrued this amount as payable and charged it to goodwill.

Network Services

As of May 31, 2008, the Company closed its acquisition of Network Services. Network Services is a provider of payment processing solutions, serving a variety of industries such as petroleum, convenience store, parking and retail. Services include payment processing, prepaid services, point-of-sale terminal, helpdesk services and merchant bankcard services. The Network Services acquisition provided the Company with a substantial portfolio of merchants in the petroleum industry segment. Network Services settled 488 million annual Visa and MasterCard transactions representing $11.3 billion of total annual Visa and MasterCard bankcard processing volume in 2010. In addition to settled Visa and MasterCard transactions, Network Services handles a wide range of payment transactions for its predominantly petroleum customer base, including providing approximately 2.6 billion Visa and MasterCard transaction authorizations in 2010.

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

The following operating results for the years ended December 31, 2008 assume that the Network Services acquisition occurred on January 1, 2008. The pro forma results of operations are based on historical results of operations, adjusted for the impacts of purchase price allocations and financing costs, and are not necessarily indicative of the actual results which would have been achieved had the Network Services acquisition occurred as of January 1, 2008, or the results which may be achieved in the future.

Year Ended December 31, 2008
(in thousands)
Total revenues	$1,591,007
Costs of services	1,430,280
General and administrative expenses	90,170
Total expenses	1,520,450
Income from operations	70,557
Net income	41,109
Diluted earnings per share	$1.06

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

5. Receivables

A summary of receivables by major class is as follows at December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In thousands)
Accounts receivable from merchants	$154,295	$138,761
Receivables from bankcard networks	19,978	7,790
Accounts receivable from others	1,940	3,311

	176,213	149,862
Less allowance for doubtful accounts	(683)	(459)

	$175,530	$149,403

Included in accounts receivable from others are $0.7 million and $1.8 million which are due from employees at December 31, 2010 and 2009, respectively. Accounts receivable related to bankcard networks are primarily amounts which were pre-funded to merchants for processing Discover and American Express bankcard transactions.

A summary of the activity in the allowance for doubtful accounts for three years ended December 31, 2010, 2009 and 2008 was as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Beginning balance	$459	$499	$165
Additions to allowance	1,329	690	2,045
Charges against allowance	(1,105)	(730)	(1,711)

Ending balance	$683	$459	$499

6. Funds Held for Payroll Customers and Investments

A summary of Funds Held for Payroll Customers and Investments, including the cost, gross unrealized gains (losses) and estimated fair value for investments held to maturity and investments available-for-sale by major security type and class of security were as follows at December 31, 2010 and December 31, 2009:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2010
Funds Held for Payroll Customers:
Fixed income bond fund	$968	$195	$—	$1,163
Corporate debt securities	165	5	—	170

Total investments available-for-sale	1,133	200	—	1,333
Cash held for payroll customers	35,190	—	—	35,190

Total Funds Held for Payroll Customers	$36,323	$200	$—	$36,523

Investments:
Investments held to maturity – Certificates of deposit (a)	$1,516	$—	$—	$1,516

Total investments	$1,516	$—	$—	$1,516

(a)	Certificates of deposit have remaining terms ranging from 1 month to 20 months.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2009
Funds Held for Payroll Customers:
Fixed income bond fund	$968	$113	$—	$1,081
Corporate debt securities	273	10	—	283
Corporate equity	29	—	—	29

Total investments available-for-sale	1,270	123	—	1,393
Cash held for payroll customers	28,274	—	—	28,274

Total Funds Held for Payroll Customers	$29,544	$123	$—	$29,667

Investments:
Investments held to maturity – Certificates of deposit	$1,450	$—	$—	$1,450

Total investments	$1,450	$—	$—	$1,450

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

As of December 31, 2010 and 2009, all investments in available-for-sale securities held by the Company were measured using Level 1 inputs and all held to maturity investments held by the Company were measured using Level 2 inputs.

During the twelve months ended December 31, 2010, the Company recognized a realized gain of $25,000 in conjunction with the sale of corporate debt and equity securities.

During the twelve months ended December 31, 2009, the Company recognized $31,000 of other-than-temporary impairment losses on its investment in corporate debt securities.

The maturity schedule of all available-for-sale debt securities and held to maturity investments along with amortized cost and estimated fair value as of December 31, 2010 is as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$2,566	$2,766
Due after one year through five years	83	83

	$2,649	$2,849

7. Capitalized Customer Acquisition Costs, Net

A summary of the capitalized customer acquisition costs, net is as follows as of December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In thousands)
Capitalized signing bonuses	$101,246	$119,560
Less accumulated amortization	(56,481)	(63,299)

	44,765	56,261

Capitalized customer deferred acquisition costs	38,709	39,230
Less accumulated amortization	(24,223)	(23,453)

	14,486	15,777

	59,251	$72,038

A summary of the activity in capitalized customer acquisition costs, net for the three years ended December 31, 2010, 2009 and 2008 was as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Balance at beginning of period	$72,038	$77,737	$70,498
Plus additions to:
Capitalized signing bonuses, net	26,495	34,690	45,454
Capitalized customer deferred acquisition costs	14,715	16,449	15,517

	41,210	51,139	60,971

Less amortization expense on:
Capitalized signing bonuses, net	(37,990)	(40,897)	(38,749)
Capitalized customer deferred acquisition costs	(16,007)	(15,941)	(14,983)

	(53,997)	(56,838)	(53,732)

Balance at end of period	$59,251	$72,038	$77,737

Net signing bonus adjustments from estimated amounts to actual were $(2.1) million, $(1.5) million and $1.7 million, respectively, for the three years ended December 31, 2010, 2009 and 2008. Net signing bonus adjustments are netted against additions in the table above. Positive signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year exceeds the estimated gross margin for that year, resulting in the underpayment of the up-front signing bonus and would be paid to the relevant salesperson. Negative signing bonus adjustments result from the prior overpayment of signing bonuses and would be recovered from the relevant salesperson.

Fully amortized signing bonuses of $44.8 million, $32.9 million and $25.9 million, respectively, were written off during the three years ended December 31, 2010, 2009 and 2008. In addition, fully amortized customer deferred acquisition costs of $15.2 million, $14.2 million and $13.9 million, respectively, were written off during the three years ended December 31, 2010, 2009 and 2008.

The Company believes that no impairment has occurred in its capitalized customer acquisition costs as of December 31, 2010 and 2009.

8. Property and Equipment, Net

A summary of property and equipment, net as of December 31, 2010 and 2009 is as follows:

	December 31,
	2010	2009
	(In thousands)
Computer hardware and software	$91,417	$71,689
Building	49,166	48,417
Leasehold improvements	5,299	4,605
Furniture, fixtures and equipment	12,694	11,040
Land	5,796	5,605

	164,372	141,356
Less accumulated depreciation	(62,124)	(41,367)

	$102,248	$99,989

Depreciation expense for the three years ended December 31, 2010, 2009 and 2008 was $20.9 million, $16.8 million and $11.7 million, respectively.

Included in property and equipment at December 31, 2010 and 2009 was $8.9 million and $12.9 million, respectively, representing the cost of assets not yet placed in service, including $0.6 million and $5.1 million, respectively, at December 31, 2010 and 2009 for the cost of the Company’s Jeffersonville, Indiana service center. During the years ended December 31, 2010 and 2009, $5.9 million and $22.3 million, respectively, of capitalized costs were placed in service for the new service center. During the years ended December 31, 2010 and 2009, the amounts of capitalized costs for internally developed projects placed in service were $15.7 million and $8.7 million, respectively.

9. Intangible Assets and Goodwill

On December 30, 2010, the Company purchased for a $7.7 million cash payment the net assets of the K to 12 School Services business operated by Lunchbox. The allocation of the total purchase price was as follows: $5.5 million to goodwill, $2.5 million to intangible assets and $0.3 million to net tangible liabilities. The fair values of the Lunchbox assets acquired and liabilities assumed were estimated as of their acquisition date. The fair values are preliminary, based on estimates, and may be adjusted as more information becomes available and valuations are finalized. See Note 4, Acquisitions for more information.

In the year ended December 31, 2010, the Company recorded a pre-tax impairment charge of $0.8 million on a customer relationship intangible asset acquired in the Chockstone acquisition. See Note 4, Acquisitions for more information regarding the Chockstone acquisition.

On July 31, 2009, the Company purchased for $3.2 million the existing Discover merchant portfolio, which the Company was already processing. This purchase related to the Company’s 2008 agreement with DFS Services, LLC, which enables the Company to offer bankcard merchants a streamlined process that enables them to accept Discover Network cards on the Company’s processing platform. This asset is being amortized for the next 67 months in proportion to estimated future cash flows.

Intangible Assets

Intangible assets consisted of the following as of December 31, 2010 and 2009:

	December 31, 2010
	Gross Assets	Accumulated Amortization	Net Assets	Amortization Life and Method
	(In thousands)
Finite Lived Assets:
Customer relationships	$28,665	$3,452	$25,213	3 to 18 years—proportional cash flow
Merchant Portfolio	3,345	1,180	2,165	7 years – proportional cash flow
Software	9,705	7,149	2,556	3 to 5 years—straight line
Non-compete agreements	1,840	768	1,072	3 to 5 years—straight line
Other	616	462	154	2 to 9 years—straight line

	$44,171	$13,011	$31,160

	December 31, 2009
	Gross Assets	Accumulated Amortization	Net Assets	Amortization Life and Method
	(In thousands)
Finite Lived Assets:
Customer relationships	$28,663	$2,471	$26,192	3 to 18 years—proportional cash flow
Merchant Portfolio	3,237	386	2,851	7 years – proportional cash flow
Software	9,154	4,330	4,824	3 to 5 years—straight line
Non-compete agreements	994	490	504	3 to 5 years—straight line
Other	512	246	266	2 to 4 years—straight line

	$42,560	$7,923	$34,637

Amortization expense related to the intangible assets was $5.2 million, $5.0 million and $2.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The estimated amortization expense related to intangible assets for the next five years is as follows:

For the Years Ending December 31,	(In thousands)
2011	$3,891
2012	2,733
2013	2,904
2014	2,525
2015	2,532
Thereafter	16,575

31,160

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
	(In thousands)
Beginning balance	$60,962	$58,456
Goodwill acquired during the period	5,557	—
Effects of foreign currency translation	401	1,292
Other (a)	1,399	1,214

Ending balance	$68,319	$60,962

(a)	Reflects estimated earnout payments due to the former shareholders of Chockstone and adjustments to allocations of purchase price.

10. Processing Liabilities and Loss Reserves

A summary of processing liabilities and loss reserves is as follows at December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In thousands)
Merchant bankcard processing	$12,061	$8,446
Check processing	5,852	8,171
Merchant deposits	9,160	9,261
Loss reserves	1,667	1,336

	$28,740	$27,214

In addition to the merchant deposits listed above, the Company held letters of credit related to merchant bankcard processing totaling $388,000 and $463,000 at December 31, 2010 and December 31, 2009, respectively.

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

The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company’s SME merchant transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company’s exposure to chargebacks is the last four months’ processing volume on the SME portfolio, which was $21.7 billion and $19.6 billion for the four months ended December 31, 2010 and December 31, 2009, respectively. However, for the four months ended December 31, 2010 and December 31, 2009, the Company was presented with $10.1 million and $11.1 million, respectively, in chargebacks by issuing banks. In the years ended December 31, 2010 and December 31, 2009, the Company incurred merchant credit losses of $9.1 million and $5.9 million, respectively, on total SME bankcard dollar volumes processed of $64.5 billion and $59.0 billion, respectively. These credit losses are included in processing and servicing costs in the Company’s Consolidated Statement of Operations.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company’s SME merchants. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its Consolidated Balance Sheet, amounting to $1.7 million on December 31, 2010 and $1.3 million on December 31, 2009. This reserve is determined by performing an analysis of the Company’s historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the three years ended December 31, 2010, 2009 and 2008 was as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Beginning balance	$1,336	$1,097	$663
Additions to reserve	9,985	6,272	5,693
Charges against reserve (a)	(9,654)	(6,033)	(5,259)

Ending balance	$1,667	$1,336	$1,097

(a)	Included in these amounts are payroll segment losses for the years ended December 31, 2010, 2009 and 2008 of $303,000, $179,000 and $134,000, respectively.

During 2010, the Company began settling Network Services Merchant accounts and processing chargebacks originating from these merchants, on Passport. Prior to this, these chargebacks were processed and carried by Fifth Third Processing Solutions, which was our third-party outsourced processor for settling Network Services Merchant accounts. Chargeback losses originating from Network Services’ bankcard processing on Passport during the year ended December 31, 2010 were insignificant.

11. Credit Facility

On November 24, 2010, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders who are a party to the Credit Agreement. Credit extended under the Credit Agreement is guaranteed by our subsidiaries and is secured by substantially all of our assets and the assets of our subsidiaries. The Credit Agreement amended and restated in its entirety our previous amended and restated credit agreement entered into on May 30, 2008, as amended (the “Previous Credit Agreement”), between us and certain of the parties to the Credit Agreement.

On August 3, 2009, we amended the Previous Credit Agreement to exclude a certain amount of charges related to the Processing System Intrusion in determining our compliance with the financial covenants of the Previous Credit Agreement, provide the lenders with a security interest in our assets, and increase the interest margin charged on borrowings. On May 30, 2008, we borrowed $50 million under the Previous Credit Agreement’s revolving credit facility and $25 million under the Previous Credit Agreement’s term credit facility. All of the proceeds of both borrowings were applied to finance and pay expenses related to our acquisition of Network Services, as described in more detail in Note 4. On February 18, 2010, we entered into the Commitment Increase Agreement with KeyBank as one of the lenders under the Previous Credit Agreement to increase the total commitment under that facility’s revolving credit facility by $25 million.

The Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $50 million (the “Revolving Credit Facility”), of which up to $10 million may be used for the issuance of letters of credit and up to $5 million is available for swing line loans. Upon the prior approval of the administrative agent, we may increase the total revolving commitments by $50 million for a total commitment under the Revolving Credit Facility of $100 million. The Revolving Credit Facility is available to us on a revolving basis until November 24, 2015. All principal and interest not previously paid on the Revolving Credit Facility will mature and be due and payable on November 24, 2015.

The Credit Agreement also provides for a term credit facility in the aggregate amount of up to $100 million (the “Term Credit Facility”). The Term Credit Facility requires amortization payments in the amount of $3.75 million for each fiscal quarter during the fiscal years ended December 31, 2011 and 2012, $5.0 million for each fiscal quarter during the fiscal years ended December 31, 2013 and 2014, and $7.5 million for each fiscal quarter during the period commencing on January 1, 2015 through the maturity date on November 24, 2015. All principal and interest not previously paid on the Term Credit Facility will mature and be due and payable on November 24, 2015. Amounts borrowed and repaid under the Term Credit Facility may not be re-borrowed. Principal payments due under the Term Credit Facility as of December 31, 2010 were as follows:

Twelve Months Ended December 31,	(In thousands)
2011	$15,000
2012	15,000
2013	20,000
2014	20,000
2015	30,000

$100,000

The Credit Agreement contains covenants which include: our maintenance of certain leverage and fixed charge coverage ratios; limitations on our indebtedness, liens on our properties and assets, our investments in, and loans to, other business units, our ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to certain of our subsidiaries. We were in compliance with these covenants as of December 31, 2010. Under the terms of the Credit Agreement, we may borrow, at our option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1%, in each case plus a margin determined by our current leverage ratio.

The weighted average interest rate at December 31, 2010 was 2.81%. Total fees and direct costs paid for the Credit Agreement through December 31, 2010 were $1.3 million. These costs are being amortized to interest expense over the life of the Amended and Restated Credit Agreement.

A condition of the January 7, 2010 Settlement Agreement with Visa was for the Company to obtain a loan of at least $53.0 million from the KeyBank and Heartland Bank, the proceeds of which were to be used by the Company to fund the settlement amount. See Note 3. Processing System Intrusion for more detail.

On February 18, 2010, we entered into the Bridge Loan Agreement with KeyBank, as administrative agent, and KeyBank and Heartland Bank as bridge lenders. On that date, KeyBank made a bridge loan to us in the amount of $20.0 million and Heartland Bank made a bridge loan to us in the amount of $8.0 million. The maturity date of the Bridge Loan was scheduled for February 17, 2011. We had the option to prepay the Bridge Loan at any time in whole or in part. The proceeds of the Bridge Loan ($28.0 million) and the Increased Credit Commitment ($25.0 million), together with a portion of our cash reserves, were used to fund the settlement with Visa, which was consummated on February 18, 2010 for $58.6 million.

At December 31, 2010, we had $23.2 million outstanding under the Revolving Credit Facility and $100.0 million outstanding under the Term Credit Facility. Amounts previously borrowed and outstanding under the Previous Credit Agreement, the Increased Credit Commitment, and the Bridge Loan were all repaid on November 24, 2010 from the amounts we borrowed under the Revolving Credit Facility and the Term Credit Facility. Additionally, $7.7 million of the total amount outstanding under the Revolving Credit Facility at December 31, 2010 was used in the acquisition of Lunchbox.

At December 31, 2009, there was $50.0 million outstanding under the revolving credit facility of the Previous Credit Agreement and $16.7 million outstanding under the term credit facility of the Previous Credit Agreement.

12. Accrued Buyout Liability

A summary of the accrued buyout liability is as follows as of December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In thousands)
Vested Relationship Managers and sales managers	$27,521	$41,157
Unvested Relationship Managers and sales managers	1,289	1,729

	28,810	42,886
Less current portion	(5,560)	(9,306)

Long-term portion of accrued buyout liability	$23,250	$33,580

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.2 million and $0.3 million respectively, at December 31, 2010 and 2009.

A summary of the activity in the accrued buyout liability for the three years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Beginning balance	$42,886	$41,040	$37,773
Increase in settlement obligation, net	11,133	9,973	10,306
Buyouts	(25,209)	(8,127)	(7,039)

Ending balance	$28,810	$42,886	$41,040

During the third quarter of 2010, the Company exercised its rights to buy out a substantial amount of residual commissions owned by Relationship Managers and sales managers (also referred to as “portfolio equity”). As a result of these buyouts, the Company reduced the settlement obligation by the approximately $17.7 million of cash payments made. The Company expects to realize an ongoing reduction of approximately $0.6 million in monthly residual commission expense, which is recorded in Processing and Servicing costs on the Consolidated Statement of Operations. The amount of future reductions in residual commission expense will be impacted by merchant attrition. Partially offsetting the impact of these buyouts are increases in the settlement obligation due to new SME merchant account signings, as adjusted for changes in same-store sales growth, changes in gross margin for existing merchant relationships, and the impact of SME merchant attrition.

13. Stockholders’ Equity

Common Stock Repurchases. Under authorizations from its Board of Directors, the Company repurchased an aggregate of 2,924,684 shares of its common stock at a cost of $65.1 million, or an average cost of $22.25 per share. At December 31, 2010, the Company has remaining authorization to repurchase up to 175,316 additional shares of its common stock. No common stock was repurchased during the year ended December 31, 2010. During the years ended December 31, 2009, 2008 and 2007, the Company repurchased 350,400 shares, 781,584 shares and 731,500, respectively, of its common stock at average per share costs of $9.14, $23.02 and $25.78. No common stock was repurchased in during the year ended December 31, 2010.

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

Dividends on Common Stock. During the years ended 2010, 2009 and 2008, the Company’s Board of Directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Twelve Months Ended December 31, 2010:
February 18, 2010	March 5, 2010	March 15, 2010	$0.01
May 4, 2010	May 25, 2010	June 15, 2010	$0.01
August 3, 2010	August 25, 2010	September 15, 2010	$0.01
November 2, 2010	November 23, 2010	December 15, 2010	$0.01
Twelve Months Ended December 31, 2009:
February 20, 2009	March 9, 2009	March 16, 2009	$0.025
May 7, 2009	May 25, 2009	June 15, 2009	$0.01
August 3, 2009	August 25, 2009	September 15, 2009	$0.01
November 3, 2009	November 23, 2009	December 15, 2009	$0.01
Twelve Months Ended December 31, 2008:
February 13, 2008	February 28, 2008	March 15, 2008	$0.09
April 30, 2008	May 23, 2008	June 15, 2008	$0.09
August 5, 2008	August 22, 2008	September 15, 2008	$0.09
November 4, 2008	November 24, 2008	December 15, 2008	$0.09

On February 16, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share of common stock, payable on March 15, 2011 to stockholders of record as of March 4, 2011.

14. Income Taxes

The provision for (benefit from) income taxes for the three years ended December 31, 2010, 2009 and 2008 consists of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Current
Federal	$(15,587)	$(8,508)	$19,214
State	555	522	2,447
Foreign	303	237	248
Deferred
Federal	34,311	(19,024)	3,919
State	1,695	(3,040)	277
Foreign	(142)	(106)	(187)

Total provision for (benefit from) income taxes	$21,135	$(29,919)	$25,918

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
United States	$55,158	$(81,996)	$67,654
Foreign	637	347	135

Total income (loss) before income taxes	$55,795	$(81,649)	$67,789

The differences in federal income taxes provided (benefited) and the amounts determined by applying the federal statutory tax rate of 35% to income (loss) before income taxes for the three years ended December 31, 2010, 2009 and 2008 are:

	Year Ended December 31,
	2010		2009		2008
	%	Amount	%	Amount	%	Amount
		(In thousands)		(In thousands)		(In thousands)
U.S. federal income tax at statutory rate	35.00%	$19,528	35.00%	$(28,577)	35.00%	$23,715
U.S. state and local income taxes, net	2.67%	1,492	1.94%	(1,588)	2.61%	1,767
Foreign income taxes	(0.01)%	(7)	(0.01)%	4	0.02%	14
Nondeductible expenses	0.44%	246	(0.18)%	143	0.16%	108
Valuation Allowance	(0.00)%	(2)	(0.20)%	166	—	—
Other	(0.22)%	(122)	0.09%	(67)	0.47%	314

Provision for (benefit from) income taxes	37.88%	$21,135	36.64%	$(29,919)	38.26%	$25,918

The Company has recorded income tax expense (benefit) at U.S. tax rates on all taxable income (loss), except undistributed earnings of CPOS, its non-U.S. subsidiary. The Company intends to indefinitely reinvest undistributed earnings of CPOS. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not material.

The Company recognized a $0.8 million reserve for unrecognized tax benefits related to its uncertain tax positions as a liability, increased deferred tax assets by $0.3 million and recorded a cumulative effect adjustment to Retained Earnings of $0.5 million on January 1, 2007. The Company recorded a liability of approximately $1.3 million, $1.4 million and $1.7 million of total gross unrecognized tax benefits of which approximately $0.9 million, $1.0 million and $1.3 million as of December 31, 2010, 2009 and 2008 respectively, would impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Balance at January 1,	$1,391	$1,732	$1,230
Additions based on tax positions related to the current year	448	—	225
Additions (reductions) based on tax positions related to the prior years	(260)	(226)	488
Reductions for tax positions of prior years	—	—	(211)
Lapse of statute of limitations	(270)	(113)	—
Settlements	—	(2)	—

Balance at December 31,	$1,309	$1,391	$1,732

The Company recognizes interest related to uncertain tax positions in interest expense and recognizes penalties in general and administrative expense. The Company had accrued interest on uncertain tax positions of approximately $168,000 and $161,000 in accrued expenses and other liabilities and recognized $7,000 and $(10,000) of interest expense as of December 31, 2010 and 2009 respectively. A reversal of accrued interest occurred due to reductions of prior years’ tax positions and a lapse of the statute of limitations. The Company does not expect to be assessed any penalties on its uncertain tax positions.

During the third quarter of 2009, the U.S. Internal Revenue Service completed the Company’s federal income tax audit for the tax years ended December 31, 2004 through December 31, 2006. As a result of the audit, the Company paid a total settlement amount which was immaterial. The tax years ended December 31, 2007 through December 31, 2009 remain subject to examination by the U.S. Internal Revenue Service and the tax years ended December 31, 2005 through December 31, 2009 remain subject to examination by the Company’s state taxing jurisdictions. Currently, there is limited audit activity by the U.S. state jurisdictions. The Company does not expect that its state liability will significantly increase or decrease during the next 12 months. The Company files tax returns in all states where required, which includes most if not all states that have an income tax.

During 2010 and 2009, the Company recorded current tax assets reflecting excess tax benefits of $1.9 million and $0.4 million, respectively, resulting from employees exercising non-qualified stock options and making disqualifying dispositions of shares acquired through their exercise of incentive stock options. The Company classified the $1.9 million and $0.4 million of excess tax benefits for 2010 and 2009, respectively, as cash inflows from financing activities and cash outflows from operating activities in its Consolidated Statement of Cash Flows.

The Company has the ability to carry back the majority of the current year loss for federal tax purposes and file a refund claim. Accordingly, the Company has not booked a deferred federal net operating loss but has recorded a current tax asset of $18.7 million for this loss.

The net deferred tax asset was comprised of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Merchant contract costs	$5,502	$10,546
Loss reserve and accounts receivable allowance	815	635
Share-based compensation	4,883	3,235
FIN No. 48 deferred tax reserve-state tax	523	458
Intangibles	1,789	778
Unearned Rent	66	161
Reserve for processing system intrusion	909	38,869
Reserve for Litigation	1,536	—
State net operating loss carry-forwards	2,855	965
Other	570	1,216

Deferred tax assets	19,448	56,863
Valuation Allowance	(164)	(166)

Net Deferred tax Assets	19,284	56,697

Deferred tax liabilities:
Capitalized signing bonus	16,716	21,325
Software development	9,227	6,509
Property and equipment	3,377	4,226
Goodwill	3,544	2,228
Deferred compensation	408	—
Deferred state tax liability	476	1,097

Deferred tax liabilities	33,748	35,385

Net deferred tax assets (liabilities)	(14,464)	21,312
Less current portion	7,250	42,760

Net deferred tax assets (liabilities) – non-current portion	$(21,714)	$(21,448)

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. A valuation allowance has been recorded to fully reduce the tax benefit of a capital loss carry-forward that is not expected to be realized before it expires in 2014. A valuation allowance has not been recorded to reduce the tax benefit of the state net operating loss carry-forwards of $45.3 million and $24.7 million, for December 31, 2010 and December 31, 2009 respectively, or other net deferred tax assets as management believes that the Company will attain sufficient future taxable income within the carry-forward periods to fully recover these taxes. If not used, the state net operating loss carry-forwards will begin to expire in 2014.

15. Stock Incentive Plan

As described below, the Company maintained two share-based plans for its employees under which it has granted stock options, performance-based stock options, Restricted Share Units and performance-based Restricted Share Units. Amounts the Company recognized in its consolidated financial statements for the years ended December 31, 2010, 2009 and 2008 with respect to these share-based plans were as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Compensation expense recognized on share-based plans before income tax benefit	$6,295	$4,526	$1,517
Related income tax benefit recognized in the income statement	2,379	1,723	572
Cash received from stock option exercises	6,303	1,045	3,075
Excess tax benefit recorded for tax deductions resulting from the exercise of stock options	1,910	384	710
Tax benefit realized as reductions of estimated tax payments during the period	—	250	1,400

The Company estimates the grant date fair value of the stock options it issues using a Black-Scholes valuation model for “plain-vanilla” stock options and performance-based stock options, and we use a lattice valuation model to measure grant date fair value for stock options containing market vesting conditions. The Company’s assumption for expected volatility is based on its historical volatility for those option grants whose expected life fall within a period it has sufficient historical volatility data related to market trading of its own Common Stock. For those option grants whose expected life at the time of grant was longer than the Company had sufficient historical volatility data related to market trading of its own Common Stock, it determined an expected volatility assumption by referencing the average volatility experienced by a group of its public company peers. The Company estimates the expected life of a stock option based on the simplified method for “plain-vanilla” stock options as provided by the staff of the SEC. The simplified method is used because, at this point, the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns. For the performance-based options, the expected life is estimated based on the average of three possible performance condition outcomes. The Company’s dividend yield assumption is based on actual dividends expected to be paid over the expected life of the stock option. The risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option. The weighted-average fair value of options granted during the years ended December 31, 2010, 2009 and 2008 were $6.12, $3.12 and $6.11, respectively. The fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was estimated at the grant date using the following weighted average assumptions:

	Year Ended December 31,
	2010	2009	2008
Expected volatility	54%	48%	35%
Expected life	3.75 years	3.75 to 4.0 years	2.5 to 4.0 years
Expected dividends	0.40%	0.47%	1.36%
Risk-free interest rate	1.21%	1.76%	2.98%

In the second quarter of 2009, the Company’s Board of Directors approved grants of 930,000 stock options subject to multiple vesting conditions. Under these stock options, the employee must provide continuous service over four years and a market price condition must be satisfied within those four years. These stock options have a five-year term and could vest in equal amounts in 2010, 2011, 2012 and 2013 only if during the four-year service period, the price of the Company’s common stock as reported by the New York Stock Exchange exceeds two or three times the exercise price for 30 consecutive trading days. The grant date fair values of these multiple vesting condition options are recognized as compensation expense over their four-year service periods. As of December 31, 2010, none of the 930,000 stock options have vested.

In the third quarter of 2008, the Company’s Board of Directors approved a performance-based stock option program. Under this program, the Company granted 2.5 million performance-based stock options to its employees. These stock options were granted to those employees who the Board of Directors determined could have significant impact on successfully integrating the recently acquired Network Services business and effectively executing the Company’s growth plan. These stock options have a five-year term and would vest in equal amounts in 2011, 2012 and 2013 only if, over the term of the stock options, both of the following performance conditions are achieved:

•	Consolidated net revenue grows at a compound annual rate of at least 15% from 2008; and

•	Fully diluted EPS grows at a compound annual rate of at least 25% from 2008.

As of December 31, 2010, 2009 and 2008, management believed that achieving these performance conditions was not “more likely than not” to occur; therefore, no share-based compensation expense was recorded for these stock options for these years. The evaluation of the likelihood of achieving these performance conditions will be repeated quarterly, and if vesting of some or all of the options becomes more likely than not, share-based compensation expense will be recorded.

In the fourth quarter of 2010, the Company’s Board of Directors approved grants of 508,800 performance-based Restricted Share Units. These Restricted Share Units are nonvested share awards which would vest 50% in 2013, 25% in 2014, and 25% in 2015 only if over the term of these Restricted Share Units, the following diluted earnings per share targets for the years ended December 31, 2012, 2013 and 2014 are achieved:

	2012	2013	2014
Diluted Earnings Per Share (a)	$1.48	$1.74	$2.04

(a)	Calculated on a Pro Forma basis to exclude non-operating gains and losses, if any, and excluding the after-tax impact of Stock Compensation Expense.

As of December 31, 2010, management believed that achieving these performance targets was not “more likely than not” to occur; therefore, no share-based compensation expense was recorded for these Restricted Share Units. The evaluation of the likelihood of achieving these performance targets will be repeated quarterly, and if vesting of some or all of the Restricted Share Units becomes more likely than not, share-based compensation expense will be recorded. The closing price of the Company’s common stock on the grant date equals the grant date fair value of these nonvested Restricted Share Units awards and would be recognized as compensation expense over their vesting periods.

In 2010 and 2009, the Company’s Board of Directors approved grants of 102,240 and 362,360 Restricted Share Units, respectively. These Restricted Share Units are nonvested share awards which will vest over a four-year service period as employees perform service. The closing price of the Company’s common stock on the grant date equals the grant date fair value of these nonvested share awards and will be recognized as compensation expense over their four-year service periods.

At December 31, 2010, there was a total of $11.1 million of unrecognized compensation expense related to unvested stock options and Restricted Share Units, which the Company expects to recognize over a weighted average period of 3.0 years.

Amended and Restated 2008 Equity Incentive Plan. In May 2010, the Company approved the Amended and Restated 2008 Equity Incentive Plan. The maximum number of share awards which may be granted under the Amended and Restated 2008 Equity Incentive Plan is 7,500,000, of which 1,238,000 stock options and 611,040 Restricted Share Units were granted during 2010. The stock options granted in 2010 vest over four years and 102,240 of the Restricted Share Units granted vest over four years, while 508,800 of the Restricted Share Units granted were performance-based and will vest only if, over the term of these Restricted Share Units, diluted earnings per share targets for the years ended December 31, 2012, 2013 and 2014 are achieved. At December 31, 2010, there were 1,849,040 stock options and Restricted Share Units outstanding under the Amended and Restated 2008 Equity Incentive Plan, and 4,851,024 shares of the 7,500,000 authorized shares of common stock reserved for issuance under the Amended and Restated 2008 Equity Incentive Plan remain available for future grant.

Under the 2008 Equity Incentive Plan, 2,656,175 stock options and 362,360 Restricted Share Units were granted during 2009, and 2,754,922 stock options were granted during 2008. Included in the stock options granted in 2009 were 930,000 stock options which would vest in accordance with multiple vesting provisions including four-year continuous service and market price conditions, while 1,696,175 stock options vest over four years and 30,000 stock options vested immediately. The 362,360 Restricted Share Units granted during 2009 vest over four years. Included in the stock options granted in 2008 were 2,538,000 which would vest in accordance with performance based measures, while 174,000 stock options vest over four years and 42,922 stock options vested immediately.

The stock options and Restricted Share Units were granted with terms of 5 years and an exercise price equal to the closing market price on the date of grant. The total intrinsic value of stock options exercised under the Amended and Restated 2008 Equity Incentive Plan during 2010 was $1.1 million. The total intrinsic value of Restricted Share Units vested under the Amended and Restated 2008 Equity Incentive Plan during 2010 was $1.5 million.

Amended and Restated 2000 Equity Incentive Plan. The Amended and Restated 2000 Equity Incentive Plan (the “2000 Equity Incentive Plan”) was replaced by in May 2008 by the 2008 Equity Incentive Plan. No awards were granted under this plan in 2010 or 2009. During 2008, 39,868 stock options were granted. At December 31, 2010, 2009 and 2008, 65,002, 169,029 and 284,130 options, respectively, were unvested and are expected to vest in 1 to 2  1/2 years. At December 31, 2010, there were 1,193,792 options outstanding under the 2000 Equity Incentive Plan.

The options were granted with terms of 5 to 10 years and an exercise price equal to or in excess of the estimated fair value at the date of the grant. Since the Company’s common stock began publicly trading on August 11, 2005, option issuances have been at exercise prices equal to the closing market price on the grant date.

The total intrinsic value of stock options exercised under the 2000 Equity Incentive Plan during 2010, 2009 and 2008 was $6.1 million, $1.8 million and $7.2 million, respectively.

Share-Based Plan Activity. During 2010 and 2009, employees exercised 927,473 and 226,852 stock options, respectively, to acquire the Company’s common stock, generating $6.3 million and $1.0 million of stockholders’ equity from the exercises and $1.9 million and $0.4 million of stockholders’ equity related to tax deductions, which accrued to the Company as employees exercised non-qualified stock options and made disqualifying dispositions of shares acquired through the exercise of incentive stock options. Stock option and restricted Share activity in the Company’s share-based plans during 2008, 2009 and 2010 was as follows:

	Stock Options		Restricted Share Units		Combined
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Price	Shares	Weighted- Average Exercise/Grant Price
Options Outstanding at January 1, 2008	3,092,161	$11.97	—	$—	3,092,161	$11.97
Issued	2,794,790	$21.79	—	$—	2,794,790	$21.79
Exercised/vested	(476,104)	$6.96	—	$—	(476,104)	$6.96
Forfeited/cancelled	(102,674)	$23.28	—	$—	(102,674)	$23.28

Outstanding at December 31, 2008	5,308,173	$17.38	—	$—	5,308,173	$17.38

Options exercisable at December 31, 2008	2,358,443	$11.19	—	$—	2,358,443	$11.19

Issued	2,656,175	$9.20	362,360	$9 .12	3,018,535	$9.19
Exercised/vested	(226,852)	$6.66	—	$—	(226,852)	$6.66
Forfeited/cancelled	(227,432)	$17.88	—	$—	(227,432)	$17.88

Outstanding at December 31, 2009	7,510,064	$14.79	362,360	$9.12	7,872,424	$14.53

Options exercisable at December 31, 2009	2,242,560	$12.60	—	$—	2,242,560	$12.60

Issued	1,238,000	$15.22	611,040	$16.50	1,849,040	$15.64
Exercised/vested	(927,473)	$8.38	(89,690)	$9.09	(1,017,163)	$8.44
Forfeited/cancelled	(366,425)	$22.49	(3,600)	$12.16	(370,025)	$22.39

Outstanding at December 31, 2010	7,454,166	$15.28	880,110	$14.23	8,334,276	$15.17

Options exercisable at December 31, 2010	1,782,475	$12.54	—	$—	1,782,475	$12.54

Stock options and Restricted Share Units, which were outstanding at December 31, 2010, totaled 8,334,276 and had a weighted-average remaining contractual life of 3.2 years, a weighted average exercise/grant price of $15.17, and total intrinsic value of $36.1 million. Stock options which were exercisable at December 31, 2010, totaled 1,782,475 and had a weighted-average remaining contractual life of 2.4 years, a weighted average exercise price of $12.54, and total intrinsic value of $10.1 million. We have historically issued new shares to satisfy the exercise of options. Stock options and Restricted Share Units outstanding and exercisable at December 31, 2010 are summarized by exercise price below:

	Outstanding			Exercisable
Exercise price per share	Stock Options	Restricted Share Units	Total	Stock Options	Restricted Share Units	Total
$5.00 to $8.88	2,784,834	252,000	3,036,834	1,007,289	—	1,007,289
$9.28 to $15.50	1,672,975	628,110	2,301,085	273,131	—	273,131
$18.00 to $27.40	2,832,857	—	2,832,857	369,905	—	369,905
$28.25 to $31.66	163,500	—	163,500	132,150	—	132,150

	7,454,166	880,110	8,334,276	1,782,475	—	1,782,475

The table below summarizes stock options and Restricted Share Units outstanding at December 31, 2010 by their weighted average remaining contractual term:

	Stock Options		Restricted Share Units
Exercise price per share	Outstanding	Average Remaining Contractual Term	Outstanding	Average Remaining Contractual Term
$5.00 to $8.88	2,784,834	3.0 years	252,000	3.4 years
$9.28 to $15.50	1,672,975	4.4 years	628,110	4.9 years
$18.00 to $27.40	2,832,857	2.5 years	—	—
$28.25 to $31.66	163,500	1.4 years	—	—

	7,454,166	3.1 years	880,110	4.5 years

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

17. Employee Benefit Plan

The Company offers a defined contribution plan to all employees. Company contributions are generally based upon fixed amounts of eligible compensation and the Company contributed approximately $1.5 million, $1.5 million and $1.4 million to the Plan for the years ended December 31, 2010, 2009 and 2008, respectively.

18. Commitments and Contingencies

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

On January 20, 2009, the Company publicly announced the discovery of a criminal breach of its payment systems environment (the “Processing System Intrusion”). The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by the Company during the transaction authorization process. See Note 3, Processing System Intrusion for further detail and information regarding the Processing System Intrusion and the settlement and payment of related claims.

Leases—The Company leases various office spaces and certain equipment under operating leases with remaining terms ranging up to eight years. The majority of the office space lease agreements contain renewal options and generally require the Company to pay certain operating expenses.

Future minimum lease commitments under non-cancelable leases as of December 31, 2010 are as follows:

	(In thousands)
Twelve Months Ended December 31,	Capital Leases	Operating Leases
2011	$89	$5,988
2012	—	5,002
2013	—	2,755
2014	—	1,977
2015	—	1,418
Thereafter	—	3,812

Total Minimum Payments	89	$20,952

Interest Amount	(3)

Present Value of Minimum Payments	$86

Rent expense for leased property was $3.4 million, $3.1 million and $3.2 million, respectively, for the years ended December 31, 2010, 2009 and 2008.

Commitments— Certain officers of the Company have entered into employee confidential information and non-competition agreements under which they are entitled to severance pay equal to their base salary and medical benefits for 12 months and a pro-rated bonus in the event they are terminated by the Company other than for cause. There were no payouts under these agreements in 2010.

The following table reflects the Company’s other significant contractual obligations, including leases from above, as of December 31, 2010:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$24,793	$13,330	$7,780	$3,683	$—
Telecommunications providers	8,151	4,073	4,078	—	—
Office and equipment leases	20,952	5,988	7,757	3,395	3,812
Term Credit Facility (b)	100,000	15,000	35,000	50,000	—
Construction and equipment (c)	1,753	1,753	—	—	—
Capital lease obligations	86	86	—	—	—

	$155,735	$40,230	$54,615	$57,078	$3,812

(a)	The Company has agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. Our agreements with third-party processors require the Company to submit a minimum monthly number of transactions or volume for processing. If the Company submits a number of transactions or volume that is lower than the minimum, it is required to pay the third-party processors the fees that they would have received if the Company had submitted the required minimum number or volume of transactions.
(b)	Interest rates on the Term Credit Facility are variable in nature; however, in January 2011 we entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50.0 million. If interest rates were to remain at the December 31, 2010 level, we would make interest payments of $3.3 million in the next 1 year, $5.0 million in the next 1 to 3 years and $2.1 million in the next 3 to 5 years or a total of $10.4 million including net settlements on the fixed-pay amortizing interest rate swaps. In addition, we had $23.2 million outstanding under our Revolving Credit Facility at December 31, 2010. The Revolving Credit Facility is available on a revolving basis until November 24, 2015.
(c)	These amounts relate to contractual commitments we have for outfitting and constructing additions to our service center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with this development. Through December 31, 2010, we have spent approximately $70.6 million of our cash on our new service center, including $1.7 million to acquire land.

19. Segments

The determination of the Company’s business segments is based on how the Company monitors and manages the performance of its operations. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

The Company has two reportable segments, as follows: (1) Card, which provides payment processing and related services for bankcard transactions; and (2) Other. The Card segment includes CPOS, our Canadian payments processing subsidiary, since March 2008, and Network Services since May 2008. Goodwill and intangible assets resulting from the acquisitions of CPOS and Network Services are reported in the Card segment. At December 31, 2010, goodwill related to CPOS and Network Services was $52.9 million. The Other segment includes Payroll, which provides payroll and related tax filing services, and PrepaidCard, which provides prepaid card, stored-value card and loyalty and gift card solutions. The PrepaidCard operating segment includes Debitek, General Meters and Chockstone since its November 2008 acquisition. Neither the Payroll operating segment nor the PrepaidCard operating segment meet the defined thresholds for determining individually reportable segments. Goodwill and intangible assets resulting from the acquisition of Debitek, General Meters and Chockstone are reported in the Other segment. Lunchbox assets and goodwill, acquired on December 30, 2010, have been included in the Other segment at December 31, 2010 and results of its operations will be added to the Other segment beginning with the year ended December 31, 2011. At December 31, 2010, goodwill related to Debitek, General Meters, Chockstone and Lunchbox was $15.4 million.

The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources and corporate services. At December 31, 2010 and 2009, 47% and 52% respectively, of the Other segment’s total assets were funds that the Company holds as a fiduciary in its Payroll services activities for payment to taxing authorities. Reconciling items include eliminations of intercompany investments and receivables.

A summary of the Company’s segments for the three years ended December 31, 2010, 2009 and 2008 are as follows:

	Card Segment	Other Segment	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Year Ended December 31, 2010
Total revenue	$1,824,340	$40,205	$—	$(208)	$1,864,337
Depreciation and amortization	22,537	2,927	556	—	26,020
Interest income	148	—	—	—	148
Interest expense	4,963	19	—	(204)	4,778
Net income (loss) attributable to Heartland	56,611	(291)	(21,783)	—	34,537
Total assets	640,722	77,557	—	(156,815)	561,464

Year Ended December 31, 2009
Total revenue	$1,620,559	$31,776	$—	$(196)	$1,652,139
Depreciation and amortization	19,045	2,077	748	—	21,870
Interest income	117	—	—	—	117
Interest expense	2,839	40	—	(181)	2,698
Net income (loss) attributable to Heartland	(24,762)	(138)	(26,896)	—	(51,796)
Total assets	658,292	56,860	—	(152,946)	562,206

Year Ended December 31, 2008
Total revenue	$1,520,550	$24,482	$—	$(130)	$1,544,902
Depreciation and amortization	12,656	1,245	522	—	14,423
Interest income	755	—	—	—	755
Interest expense	3,314	6	—	(114)	3,206
Net income (loss) attributable to Heartland	60,151	125	(18,436)	—	41,840
Total assets	534,989	51,468	—	(122,838)	463,619

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

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share)
Basic:
Net income (loss) attributable to Heartland	$34,537	$(51,796)	$41,840

Weighted average common stock outstanding	37,994	37,483	37,521

Earnings (loss) per share	$0.91	$(1.38)	$1.12

Diluted:
Net income (loss) attributable to Heartland	$34,537	$(51,796)	$41,840

Basic weighted average common stock outstanding	37,994	37,483	37,521
Effect of dilutive instruments:
Stock options and restricted share units	1,316	545	1,177

Diluted weighted average shares outstanding	39,310	38,028	38,698

Earnings (loss) per share (a)	$0.88	$(1.38)	$1.08

(a)	Due to the net loss in the 2009 period, calculating Diluted Earnings Per Share using diluted weighted average shares would be anti-dilutive. Therefore, weighted average common stock outstanding was used to calculate Diluted Earnings Per Share for the 2009 period.

21. Quarterly Consolidated Results of Operations (Unaudited)

The Company’s unaudited quarterly results of operations for the years ended December 31, 2010 and 2009 were as follows:

	For the Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(In thousands, except per share)

Total revenues	$411,156	$475,881	$499,074	$478,226
Costs of services	381,457	436,637	459,397	436,543
General and administrative expenses	27,100	24,094	25,479	27,415
Total expenses	408,557	460,731	484,876	463,958
Income from operations	2,599	15,150	14,198	14,268
Net income attributable to Heartland	14,228	6,143	7,533	6,633
Earnings per share	$0.36	$0.16	$0.19	$0.17

	For the Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(In thousands, except per share)

Total revenues	$372,172	$417,373	$442,568	$420,026
Costs of services	338,017	377,318	400,095	382,608
General and administrative expenses	25,033	24,430	27,784	26,907
Total expenses	363,050	401,748	427,879	409,515
Income from operations	9,122	15,625	14,689	10,511
Net loss attributable to Heartland	(2,455)	(2,615)	(37,096)	(9,630)
Loss per share	$(0.07)	$(0.07)	$(0.99)	$(0.26)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of December 31, 2010. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of December 31, 2010, management believes that the Company’s internal control over financial reporting is effective based on this assessment and those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is presented in the Annual Report on Form 10-K.

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

The information required to be included in Item 10 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required to be included in Item 11 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be included in Item 12 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be included in Item 13 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be included in Item 14 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

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

10.6	Processing Services Agreement dated April 1, 2002 between Vital Processing Services L.L.C. and Heartland Payment Systems, Inc., as amended (Incorporated by reference to Exhibit 10.6 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.7	Merchant Processing Agreement dated April 1, 2002 between KeyBank National Association and Heartland Payment Systems, Inc., as amended (Incorporated by reference to Exhibit 10.7 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.8	Withdrawal and Redemption Agreement dated May 8, 2000, among Heartland Payment Systems, LLC, Triad LLC, Heartland Bank and Heartland Card Company (Incorporated by reference to Exhibit 10.8 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.9	Office Lease Agreement, dated September 6, 2002, between Heartland Payment Systems, Inc. and PSN Partners, L.P. for 47 Hulfish Street, Suite 400, Princeton, New Jersey 08540 (Incorporated by reference to Exhibit 10.9 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.10	Lease Agreement, dated August 16, 2003 between Heartland Payment Systems, Inc. and Youngstown Partners, LLC for 1431 Youngstown Shopping Center, Jeffersonville, Indiana 47130 (Incorporated by reference to Exhibit 10.10 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.11	Lease Agreement, dated April 30, 2002 between Heartland Payment Systems, Inc. and Youngstown Partners, L.P. for 1431 1/2 and 1433 Youngstown Shopping Center, Jeffersonville, Indiana 47130 (Incorporated by reference to Exhibit 10.11 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.12	Lease Agreement, dated April 30, 2002 between Heartland Payment Systems, Inc. and Youngstown Partners L.P. for 1437 and 1443 Youngstown Shopping Center, Jeffersonville, Indiana 47130 (Incorporated by reference to Exhibit 10.12 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.13	Lease Agreement, dated March 6, 2003, between Heartland Payment Systems, Inc. and Youngstown Partners, L.P. for 1441 Youngstown Shopping Center, Jeffersonville, Indiana 47130 (Incorporated by reference to Exhibit 10.13 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.14	Lease Agreement, dated February 14, 2002 between Heartland Payment Systems, Inc. and Youngstown Partners, L.P. for 1443 Youngstown Shopping Center, Jeffersonville, Indiana 47130 (Incorporated by reference to Exhibit 10.14 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

Exhibit Number	Description

10.15	Office Building Lease, dated May 1998, between Heartland Card Services, L.L.C. and Hall Stonebriar Center I Associates, Ltd. for 2595 Dallas Parkway, Frisco, Texas 75034 (Incorporated by reference to Exhibit 10.15 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.16	First Amendment to Office Building Lease, dated September 30, 1998, between Heartland Card Services, L.L.C. and Hall Stonebriar Center I Associates, Ltd. (Incorporated by reference to Exhibit 10.16 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.17	Second Amendment to Office Lease Agreement, dated July 25, 2000, between Heartland Card Services, L.L.C. and Hall Stonebriar Center I Associates, Ltd. (Incorporated by reference to Exhibit 10.17 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.18	Third Amendment to Office Building Lease, dated October 4, 2002, between Heartland Card Services, L.L.C. and Hall Stonebriar Center I Associates, Ltd. (Incorporated by reference to Exhibit 10.18 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.19	Lease Agreement dated September 2004, between Heartland Payment Systems, Inc. and Bank of America, N.A. for 90 Nassau Street, Princeton, New Jersey 08542 (Incorporated by reference to Exhibit 10.19 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.20	First Amendment to Lease Agreement, dated March 17, 2005, between Heartland Payment Systems, Inc. and First State Investors 5200, LLC for 90 Nassau Street, Princeton, New Jersey 08542 (Incorporated by reference to Exhibit 10.20 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.21**	Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.21 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.22**	Form of Employee Incentive Stock Option Agreement Under 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.22 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.23**	Heartland Payment Systems, Inc. 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.23 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.24**	Amendment to Heartland Payment Systems, Inc. 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.24 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.25**	Form of Stock Option Agreement Under 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.25 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.26	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.26 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.27	Third Amendment to the Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated May 26, 2005 between Heartland Payment Systems, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.28 of the Registrant’s Amendment No. 1 to Form 10-12G/A, File No. 000-51265, filed on June 22, 2005) (Incorporated by reference to Exhibit 10.27 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.28**	Heartland Payment Systems, Inc. Second Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.29	Merchant Portfolio Purchase Agreement dated September 22, 2005 between Heartland Payment Systems, Inc. and Certegy Payment Systems, Inc. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 (File No. 001-32594)).

10.30**	Letter Agreement dated February 22, 2006 between Robert O. Carr and Thomas Sheridan. (Incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).

Exhibit Number	Description

10.31**	Option Agreement dated July 31, 2003 between Robert O. Carr and Greenhill Capital Partners, L.P. and its affiliated investment funds, and LLR Equity Partners, L.P. and its affiliated investment fund. (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 14, 2006 (File No. 001-32594)).

10.32**	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.33**	Letter Agreement dated May 8, 2006 between Heartland Payment Systems, Inc. and Michael C. Hammer concerning terms of employment. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.34**	Form of Employee Confidential Information and Noncompetition Agreement entered into by each of Robert O. Carr, Robert H.B. Baldwin, Jr., Brooks L. Terrell and Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.35**	Supplement No. I to Employee Confidential Information and Noncompetition Agreement by and between Robert H.B. Baldwin, Jr. and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.36**	Employee Confidential Information and Noncompetition Agreement entered into December 1, 2004 by and between Thomas M. Sheridan and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.37**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Robert O. Carr with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.37 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.38**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.38 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.39**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Brooks L. Terrell with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.39 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.40	Credit Agreement dated as of September 5, 2007, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 5, 2007).

10.41	American Express Establishment Sales and Servicing Program Agreement dated as of December 20, 2007 between Heartland Payment Systems, Inc. and American Express Travel Related Services Company. (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2008 (File No. 001-32594))

10.42**	Heartland Payment Systems, Inc. 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 001-32594))

Exhibit Number	Description

10.43	Amended and Restated Credit Agreement dated as of May 30, 2008, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report Amendment No. 3 on Form 10-K/A filed on July 10, 2009).

10.44	Membership Interest and Asset Purchase Agreement dated as of May 2, 2008, by and among Alliance Data Network Services LLC, a Delaware limited liability company, ADS Alliance Data Systems, Inc., a Delaware corporation, Alliance Data Systems Corporation, a Delaware corporation, Heartland Acquisition, LLC, a Delaware limited liability company, and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2008).

10.45**	Form of Employee Incentive Stock Option Agreement Under 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed on November 19, 2008 (File No. 333-155450)).

10.46**	Form of Employee Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 001-32594)).

10.47**	Amendment No. I to Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 11, 2009 entered into by Robert O. Carr with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009).

10.48**	Performance-Based Stock Option Agreement under the 2008 Equity Incentive Plan dated May 11, 2009 between Heartland Payment Systems, Inc. and Robert O. Carr. (Incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009).

10.49**	Performance-Based Stock Option Agreement under the 2008 Equity Incentive Plan dated May 11, 2009 between Heartland Payment Systems, Inc. and Robert O. Carr. (Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009).

10.50	Amendment No. I and Limited Waiver dated August 3, 2009 to the Amended and Restated Credit Agreement dated May 30, 2008, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender, and Issuing Bank. (Incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009).

10.51	Pledge and Security Agreement dated as of August 3, 2009, by and among Heartland Payment Systems, Inc., a Delaware corporation, The Heartland Payroll Company, L.L.C., an Ohio limited liability company, Debitek, Inc., a Delaware corporation, Heartland Acquisition, LLC, a Delaware limited liability company, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders from time to time party to the Credit Agreement. (Incorporated by reference to Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009).

10.52	Amended and Restated Credit Agreement dated as of May 30, 2008, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 4, 2008).

10.53	Settlement Agreement dated as of January 7, 2010, is by and among Visa U.S.A. Inc., a Delaware corporation, Visa International Service Association, a Delaware corporation, and Visa Inc., a Delaware corporation, Heartland Payment Systems, Inc., a Delaware corporation, Keybank National Association, a national bank organized and existing under the laws of the United States, and Heartland Bank, a Missouri banking corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2010).

Exhibit Number	Description

10.54	Amendment No. 1 dated February 3, 2010 to the Settlement Agreement dated as of January 7, 2010, by and among Visa U.S.A. Inc., a Delaware corporation, Visa International Service Association, a Delaware corporation, and Visa Inc., a Delaware corporation, Heartland Payment Systems, Inc., a Delaware corporation, Keybank National Association, a national bank organized and existing under the laws of the United States, and Heartland Bank, a Missouri banking corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2010).

10.55	Agreement of Settlement and Release, dated December 17, 2009, by and between Heartland Payment Systems, Inc., a Delaware corporation, and American Express Travel Related Services Company, Inc., a New York Corporation (Incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2010).

10.56	Bridge Loan Agreement dated as of February 18, 2010 among Heartland Payment Systems, Inc., KeyBank National Association, as administrative agent, and KeyBank National Association and Heartland Bank as bridge lenders. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2010).

10.57	Amendment No. 2 and Amended and Restated Credit Agreement and Partial Release of Collateral dated as of February 18, 2010, among Heartland Payment Systems, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2010).

10.58	Commitment Increase Agreement between Heartland Payment Systems, Inc, and KeyBank National Association, and accepted by JPMorgan Chase Bank, N.A. as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 24, 2010).

10.59**	Amendment and Restatement of Heartland Payment Systems, Inc.’s 2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2010).

10.60	Settlement Agreement between Heartland Payment Systems, Inc. and MasterCard International Incorporated dated May 19, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2010).

10.61	Amendment No.1 dated as of July 2, 2010 to the Settlement Agreement dated as of May 19, 2010 by and between MasterCard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 8, 2010).

10.62	Amendment No.2 dated as of July 13, 2010 to the Settlement Agreement dated as of May 19, 2010, as amended by amendment dated July 2, 2010, by and between MasterCard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 8, 2010).

10.63	Amendment No.3 dated as of August 6, 2010 to the Settlement Agreement dated as of May 19, 2010, as amended by amendments dated July 2, 2010 and July 13, 2010, by and between MasterCard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on November 8, 2010).

10.64	Waiver Agreement dated as of August 27, 2010, by and among MasterCard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on November 8, 2010).

10.65	Agreement of Settlement and Release, effective as of August 31, 2010, is entered into by and between Heartland Payment Systems, Inc., a Delaware corporation, and DFS Services LLC, a Delaware corporation. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed on November 8, 2010).

Exhibit Number	Description

10.66	Second Amended and Restated Credit Agreement dated as of November 24, 2010, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC and KeyBank National Association, as Co-Lead Arrangers and Joint Bookrunners, Bank of America, N.A., as Syndication Agent, and Wells Fargo Bank, N.A., as Documentation Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010).

*10.67	International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of December 30, 2010 between Heartland Payment Systems, Inc., a Delaware corporation, and Bank of America, N.A., a Delaware corporation.

*10.68	Mortgage and Security Agreement dated January 20, 2011, by Heartland Payment Systems, Inc., a Delaware corporation, for the benefit of JPMorgan Chase Bank, N.A., in its capacity as administrative agent and mortgagee for the Lenders and the other Secured Parties defined in the Amended and Restated Credit Agreement dated as of May 30, 2008, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent.

*21.1	List of Subsidiaries of Registrant.

*23.1	Consent of Deloitte & Touche LLP.

*31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/s15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 10, 2011

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

By:	/s/ Robert O. Carr
Robert O. Carr
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert H.B. Baldwin, Jr.
Robert H.B. Baldwin, Jr.
President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2011.

SIGNATURE	TITLE

/s/ ROBERT O. CARR	Chairman of the Board and Chief Executive Officer
Robert O. Carr	(Principal Executive Officer)

/s/ ROBERT H.B. BALDWIN, JR.	President and Chief Financial Officer
Robert H.B. Baldwin, Jr.	(Principal Accounting and Financial Officer)

/s/ MITCHELL L. HOLLIN	Director
Mitchell L. Hollin

/s/ ROBERT H. NIEHAUS	Director
Robert H. Niehaus

/s/ MARC J. OSTRO	Director
Marc J. Ostro

/s/ JONATHAN PALMER	Director
Jonathan Palmer

/s/ GEORGE F. RAYMOND	Director
George F. Raymond

/s/ RICHARD W. VAGUE	Director
Richard W. Vague

EXHIBIT INDEX

Exhibit Number	Description

2.2	Agreement and Plan of Merger dated September 29, 2000 by and among Heartland Payment Systems, Inc., Uhle and Associates, LLC, Martin J. Uhle, Mark K. Strippy and Steven B. Gamary. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.3

Agreement and Plan of Merger dated September 29, 2000 by and between Heartland Payment

Systems, Inc. and Triad LLC. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.4	Agreement and Plan of Merger dated as of December 28, 2000 by and between Heartland Payment Systems, Inc. and Heartland Payment Systems L.L.C. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

2.5	Agreement of Merger dated as of June 14, 2004 by and between Heartland Payment Systems, Inc. and Credit Card Software Systems, Inc. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10 filed on August 9, 2005).

3.1	Amended and Restated Certificate of Incorporation of Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 3.3 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

3.2	Amended and Restated By-Laws of Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2008 (File No. 001-32594)).

4.2	Registration Rights Agreement dated August 2, 2005 (Incorporated by reference to Exhibit 4.2 in the Registrant’s Form 8-A filed on August 4, 2005).

10.1	Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated August 28, 2002 between Heartland Payment Systems, Inc. and KeyBank National Association (Incorporated by reference to Exhibit 10.1 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.2	First Amendment to the Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated November 6, 2003 between Heartland Payment Systems, Inc. and KeyBank National Association (Incorporated by reference to Exhibit 10.2 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.3	Second Amendment to the Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated June 23, 2004 between Heartland Payment Systems, Inc. and KeyBank National Association (Incorporated by reference to Exhibit 10.3 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.4	Revolver Advance Note dated August 28, 2002 payable by Heartland Payment Systems, Inc. to KeyBank National Association in a principal amount of $3,500,000.00 (Incorporated by reference to Exhibit 10.4 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.5	Purpose and Ability Line of Credit Note dated August 28, 2002 payable by Heartland Payment Systems, Inc. to KeyBank National Association in a principal amount of $3,000,000 (Incorporated by reference to Exhibit 10.5 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.6	Processing Services Agreement dated April 1, 2002 between Vital Processing Services L.L.C. and Heartland Payment Systems, Inc., as amended (Incorporated by reference to Exhibit 10.6 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.7	Merchant Processing Agreement dated April 1, 2002 between KeyBank National Association and Heartland Payment Systems, Inc., as amended (Incorporated by reference to Exhibit 10.7 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.8	Withdrawal and Redemption Agreement dated May 8, 2000, among Heartland Payment Systems, LLC, Triad LLC, Heartland Bank and Heartland Card Company (Incorporated by reference to Exhibit 10.8 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.9	Office Lease Agreement, dated September 6, 2002, between Heartland Payment Systems, Inc. and PSN Partners, L.P. for 47 Hulfish Street, Suite 400, Princeton, New Jersey 08540 (Incorporated by reference to Exhibit 10.9 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

Exhibit Number	Description

10.10	Lease Agreement, dated August 16, 2003 between Heartland Payment Systems, Inc. and Youngstown Partners, LLC for 1431 Youngstown Shopping Center, Jeffersonville, Indiana 47130 (Incorporated by reference to Exhibit 10.10 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.11	Lease Agreement, dated April 30, 2002 between Heartland Payment Systems, Inc. and Youngstown Partners, L.P. for 1431 1/2 and 1433 Youngstown Shopping Center, Jeffersonville, Indiana 47130 (Incorporated by reference to Exhibit 10.11 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.12	Lease Agreement, dated April 30, 2002 between Heartland Payment Systems, Inc. and Youngstown Partners L.P. for 1437 and 1443 Youngstown Shopping Center, Jeffersonville, Indiana 47130 (Incorporated by reference to Exhibit 10.12 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.13	Lease Agreement, dated March 6, 2003, between Heartland Payment Systems, Inc. and Youngstown Partners, L.P. for 1441 Youngstown Shopping Center, Jeffersonville, Indiana 47130 (Incorporated by reference to Exhibit 10.13 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.14	Lease Agreement, dated February 14, 2002 between Heartland Payment Systems, Inc. and Youngstown Partners, L.P. for 1443 Youngstown Shopping Center, Jeffersonville, Indiana 47130 (Incorporated by reference to Exhibit 10.14 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.15	Office Building Lease, dated May 1998, between Heartland Card Services, L.L.C. and Hall Stonebriar Center I Associates, Ltd. for 2595 Dallas Parkway, Frisco, Texas 75034 (Incorporated by reference to Exhibit 10.15 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.16	First Amendment to Office Building Lease, dated September 30, 1998, between Heartland Card Services, L.L.C. and Hall Stonebriar Center I Associates, Ltd. (Incorporated by reference to Exhibit 10.16 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.17	Second Amendment to Office Lease Agreement, dated July 25, 2000, between Heartland Card Services, L.L.C. and Hall Stonebriar Center I Associates, Ltd. (Incorporated by reference to Exhibit 10.17 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.18	Third Amendment to Office Building Lease, dated October 4, 2002, between Heartland Card Services, L.L.C. and Hall Stonebriar Center I Associates, Ltd. (Incorporated by reference to Exhibit 10.18 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.19	Lease Agreement dated September 2004, between Heartland Payment Systems, Inc. and Bank of America, N.A. for 90 Nassau Street, Princeton, New Jersey 08542 (Incorporated by reference to Exhibit 10.19 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.20	First Amendment to Lease Agreement, dated March 17, 2005, between Heartland Payment Systems, Inc. and First State Investors 5200, LLC for 90 Nassau Street, Princeton, New Jersey 08542 (Incorporated by reference to Exhibit 10.20 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.21**	Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.21 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.22**	Form of Employee Incentive Stock Option Agreement Under 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.22 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.23**	Heartland Payment Systems, Inc. 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.23 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.24**	Amendment to Heartland Payment Systems, Inc. 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.24 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.25**	Form of Stock Option Agreement Under 2002 PEPShares Plan (Incorporated by reference to Exhibit 10.25 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

Exhibit Number	Description

10.26	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.26 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.27	Third Amendment to the Revolver Advance and Purpose and Ability Line of Credit Loan Agreement dated May 26, 2005 between Heartland Payment Systems, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.28 of the Registrant’s Amendment No. 1 to Form 10-12G/A, File No. 000-51265, filed on June 22, 2005) (Incorporated by reference to Exhibit 10.27 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.28**	Heartland Payment Systems, Inc. Second Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 in the Registrant’s Registration Statement on Form S-1, as amended (333-118073)).

10.29	Merchant Portfolio Purchase Agreement dated September 22, 2005 between Heartland Payment Systems, Inc. and Certegy Payment Systems, Inc. (Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2005 (File No. 001-32594)).

10.30**	Letter Agreement dated February 22, 2006 between Robert O. Carr and Thomas Sheridan. (Incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006).

10.31**	Option Agreement dated July 31, 2003 between Robert O. Carr and Greenhill Capital Partners, L.P. and its affiliated investment funds, and LLR Equity Partners, L.P. and its affiliated investment fund. (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed on March 14, 2006 (File No. 001-32594)).

10.32**	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.33**	Letter Agreement dated May 8, 2006 between Heartland Payment Systems, Inc. and Michael C. Hammer concerning terms of employment. (Incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.34**	Form of Employee Confidential Information and Noncompetition Agreement entered into by each of Robert O. Carr, Robert H.B. Baldwin, Jr., Brooks L. Terrell and Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.35**	Supplement No. I to Employee Confidential Information and Noncompetition Agreement by and between Robert H.B. Baldwin, Jr. and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.36**	Employee Confidential Information and Noncompetition Agreement entered into December 1, 2004 by and between Thomas M. Sheridan and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.37**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Robert O. Carr with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.37 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.38**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Sanford C. Brown with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.38 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.39**	Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Brooks L. Terrell with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.39 to the Registrant’s Current Report on Form 8-K filed on May 4, 2007).

10.40	Credit Agreement dated as of September 5, 2007, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 5, 2007).

Exhibit Number	Description

10.41	American Express Establishment Sales and Servicing Program Agreement dated as of December 20, 2007 between Heartland Payment Systems, Inc. and American Express Travel Related Services Company. (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2008 (File No. 001-32594))

10.42**	Heartland Payment Systems, Inc. 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 001-32594))

10.43	Amended and Restated Credit Agreement dated as of May 30, 2008, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report Amendment No. 3 on Form 10-K/A filed on July 10, 2009).

10.44	Membership Interest and Asset Purchase Agreement dated as of May 2, 2008, by and among Alliance Data Network Services LLC, a Delaware limited liability company, ADS Alliance Data Systems, Inc., a Delaware corporation, Alliance Data Systems Corporation, a Delaware corporation, Heartland Acquisition, LLC, a Delaware limited liability company, and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2008).

10.45**	Form of Employee Incentive Stock Option Agreement Under 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed on November 19, 2008 (File No. 333-155450)).

10.46**	Form of Employee Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 001-32594)).

10.47**	Amendment No. I to Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 11, 2009 entered into by Robert O. Carr with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009).

10.48**	Performance-Based Stock Option Agreement under the 2008 Equity Incentive Plan dated May 11, 2009 between Heartland Payment Systems, Inc. and Robert O. Carr. (Incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009).

10.49**	Performance-Based Stock Option Agreement under the 2008 Equity Incentive Plan dated May 11, 2009 between Heartland Payment Systems, Inc. and Robert O. Carr. (Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009).

10.50	Amendment No. I and Limited Waiver dated August 3, 2009 to the Amended and Restated Credit Agreement dated May 30, 2008, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender, and Issuing Bank. (Incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009).

10.51	Pledge and Security Agreement dated as of August 3, 2009, by and among Heartland Payment Systems, Inc., a Delaware corporation, The Heartland Payroll Company, L.L.C., an Ohio limited liability company, Debitek, Inc., a Delaware corporation, Heartland Acquisition, LLC, a Delaware limited liability company, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders from time to time party to the Credit Agreement. (Incorporated by reference to Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009).

10.52	Amended and Restated Credit Agreement dated as of May 30, 2008, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 4, 2008).

10.53	Settlement Agreement dated as of January 7, 2010, is by and among Visa U.S.A. Inc., a Delaware corporation, Visa International Service Association, a Delaware corporation, and Visa Inc., a Delaware corporation, Heartland Payment Systems, Inc., a Delaware corporation, Keybank National Association, a national bank organized and existing under the laws of the United States, and Heartland Bank, a Missouri banking corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2010).

Exhibit Number	Description

10.54	Amendment No. 1 dated February 3, 2010 to the Settlement Agreement dated as of January 7, 2010, by and among Visa U.S.A. Inc., a Delaware corporation, Visa International Service Association, a Delaware corporation, and Visa Inc., a Delaware corporation, Heartland Payment Systems, Inc., a Delaware corporation, Keybank National Association, a national bank organized and existing under the laws of the United States, and Heartland Bank, a Missouri banking corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2010).

10.55	Agreement of Settlement and Release, dated December 17, 2009, by and between Heartland Payment Systems, Inc., a Delaware corporation, and American Express Travel Related Services Company, Inc., a New York Corporation (Incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K filed on March 10, 2010).

10.56	Bridge Loan Agreement dated as of February 18, 2010 among Heartland Payment Systems, Inc., KeyBank National Association, as administrative agent, and KeyBank National Association and Heartland Bank as bridge lenders. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2010).

10.57	Amendment No. 2 and Amended and Restated Credit Agreement and Partial Release of Collateral dated as of February 18, 2010, among Heartland Payment Systems, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2010).

10.58	Commitment Increase Agreement between Heartland Payment Systems, Inc, and KeyBank National Association, and accepted by JPMorgan Chase Bank, N.A. as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 24, 2010).

10.59**	Amendment and Restatement of Heartland Payment Systems, Inc.’s 2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2010).

10.60	Settlement Agreement between Heartland Payment Systems, Inc. and MasterCard International Incorporated dated May 19, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2010).

10.61	Amendment No.1 dated as of July 2, 2010 to the Settlement Agreement dated as of May 19, 2010 by and between MasterCard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 8, 2010).

10.62	Amendment No.2 dated as of July 13, 2010 to the Settlement Agreement dated as of May 19, 2010, as amended by amendment dated July 2, 2010, by and between MasterCard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 8, 2010).

10.63	Amendment No.3 dated as of August 6, 2010 to the Settlement Agreement dated as of May 19, 2010, as amended by amendments dated July 2, 2010 and July 13, 2010, by and between MasterCard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on November 8, 2010).

10.64	Waiver Agreement dated as of August 27, 2010, by and among MasterCard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on November 8, 2010).

10.65	Agreement of Settlement and Release, effective as of August 31, 2010, is entered into by and between Heartland Payment Systems, Inc., a Delaware corporation, and DFS Services LLC, a Delaware corporation. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed on November 8, 2010).

Exhibit Number	Description

10.66	Second Amended and Restated Credit Agreement dated as of November 24, 2010, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC and KeyBank National Association, as Co-Lead Arrangers and Joint Bookrunners, Bank of America, N.A., as Syndication Agent, and Wells Fargo Bank, N.A., as Documentation Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010).

*10.67	International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of December 30, 2010 between Heartland Payment Systems, Inc., a Delaware corporation, and Bank of America, N.A., a Delaware corporation.

*10.68	Mortgage and Security Agreement dated January 20, 2011, by Heartland Payment Systems, Inc., a Delaware corporation, for the benefit of JPMorgan Chase Bank, N.A., in its capacity as administrative agent and mortgagee for the Lenders and the other Secured Parties defined in the Amended and Restated Credit Agreement dated as of May 30, 2008, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent.

*21.1	List of Subsidiaries of Registrant.

*23.1	Consent of Deloitte & Touche LLP.

*31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.