Form 10-Q
period 2011-03-31
HEARTLAND PAYMENT SYSTEMS INC
filed 2011-05-06
CIK 1144354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-32594
__________________________________
HEARTLAND PAYMENT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
__________________________________

Delaware	22-3755714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
90 Nassau Street, Princeton, New Jersey 08542
(Address of principal executive offices) (Zip Code)
(609) 683-3831
(Registrant’s telephone number, including area code)
__________________________________
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO
As of May 2, 2011, there were 38,543,605 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$43,873	$41,729
Funds held for payroll customers	41,908	36,523
Receivables, net	179,855	175,530
Investments held to maturity	2,253	1,516
Inventory	11,680	11,058
Prepaid expenses	9,902	7,721
Current tax asset	15,088	18,652
Current deferred tax assets, net	9,447	7,250
Total current assets	314,006	299,979
Capitalized customer acquisition costs, net	57,316	59,251
Property and equipment, net	105,601	102,248
Goodwill	75,041	68,319
Intangible assets, net	31,471	31,160
Deposits and other assets, net	903	507
Total assets	$584,338	$561,464

Liabilities and stockholders’ equity
Current liabilities:
Due to sponsor banks	$82,431	$72,573
Accounts payable	40,070	42,126
Deposits held for payroll customers	41,908	36,523
Current portion of borrowings	30,245	38,286
Current portion of accrued buyout liability	5,733	5,560
Processing liabilities and loss reserves	35,102	28,740
Accrued expenses and other liabilities	29,213	27,171
Reserve for processing system intrusion	1,676	1,618
Total current liabilities	266,378	252,597
Deferred tax liabilities, net	25,593	21,714
Reserve for unrecognized tax benefits	1,415	1,309
Long-term portion of borrowings	81,250	85,000
Long-term portion of accrued buyout liability	22,509	23,250
Total liabilities	397,145	383,870
Commitments and contingencies (Note 12)	—	—

Stockholders' equity
Common Stock, $0.001 par value, 100,000,000 shares authorized, 38,501,063 and 38,415,199 shares issued and outstanding at March 31, 2011 and December 31, 2010	39	38
Additional paid-in capital	188,650	185,689
Accumulated other comprehensive income	245	37
Accumulated deficit	(2,196)	(8,471)
Total stockholders’ equity	186,738	177,293
Noncontrolling interests	455	301
Total equity	187,193	177,594
Total liabilities and equity	$584,338	$561,464

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2011	2010
Total revenues	$467,646	$411,156
Costs of services:
Interchange	320,799	281,050
Dues, assessments and fees	34,150	26,270
Processing and servicing	52,556	57,018
Customer acquisition costs	11,658	13,365
Depreciation and amortization	3,875	3,754
Total costs of services	423,038	381,457
General and administrative	30,046	27,100
Total expenses	453,084	408,557
Income from operations	14,562	2,599
Other income (expense):
Interest income	41	31
Interest expense	(1,192)	(1,101)
(Provision for) recovery of processing system intrusion costs	(303)	20,364
Other, net	(437)	945
Total other (expense) income	(1,891)	20,239
Income before income taxes	12,671	22,838
Provision for income taxes	4,809	8,594
Net income	7,862	14,244
Less: Net income attributable to noncontrolling interests	47	16
Net income attributable to Heartland	$7,815	$14,228

Net income	$7,862	$14,244
Other comprehensive income:
Unrealized gains on investments, net of income tax of $2 and $13	5	25
Unrealized losses on derivative financial instruments	(46)	—
Foreign currency translation adjustment	356	326
Comprehensive income	8,177	14,595
Less: Comprehensive income attributable to noncontrolling interests	154	16
Comprehensive income attributable to Heartland	$8,023	$14,579

Earnings per common share:
Basic	$0.20	$0.38
Diluted	$0.20	$0.36
Weighted average number of common shares outstanding:
Basic	38,455	37,628
Diluted	39,738	38,998

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(unaudited)

	Heartland Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	(Accumulated Deficit) Retained Earnings	Noncontrolling Minority Interests	Total Equity
	Shares	Amount
Three Months Ended March 31, 2010:
Balance, January 1, 2010	37,524	$38	$171,736	$(546)	$(41,487)	$214	$129,955
Issuance of Common Stock– options exercised	246	—	1,783	—	—	—	1,783
Excess tax benefit on stock options exercised	—	—	647	—	—	—	647
Stock-based compensation	—	—	1,557	—	—	—	1,557
Accumulated other comprehensive income (loss):
Unrealized gains on available for sale investments	—	—	—	25	—	—	25
Foreign currency translation adjustment	—	—	—	326	—	—	326
Dividends on Common Stock	—	—	—	—	(377)	—	(377)
Net income for the period	—	—	—	—	14,228	16	14,244
Balance March 31, 2010	37,770	$38	$175,723	$(195)	$(27,636)	$230	$148,160

Three months Ended March 31, 2011:
Balance, January 1, 2011	38,415	$38	$185,689	$37	$(8,471)	$301	$177,594
Issuance of Common Stock – options exercised	86	1	650	—	—	—	651
Excess tax benefit on stock options exercised	—	—	341	—	—	—	341
Stock-based compensation	—	—	1,970	—	—	—	1,970
Accumulated other comprehensive income (loss):
Unrealized gains on available for sale investments	—	—	—	5	—	—	5
Unrealized losses on derivative financial instruments	—	—	—	(46)	—	—	(46)
Foreign currency translation adjustment	—	—	—	249	—	107	356
Dividends on Common Stock	—	—	—	—	(1,540)	—	(1,540)
Net income for the period	—	—	—	—	7,815	47	7,862
Balance March 31, 2011	38,501	$39	$188,650	$245	$(2,196)	$455	$187,193

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flow
(In thousands)
(unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities
Net income attributable to Heartland	$7,815	$14,228
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	12,381	14,048
Other depreciation and amortization	7,072	6,285
Addition to loss reserves	1,489	3,300
Provision for doubtful receivables	700	157
Stock-based compensation	1,970	1,557
Deferred taxes	1,675	19,111
Net income attributable to noncontrolling interests	47	16
Exit costs for service center	464	—
Write downs on fixed assets and system development costs	46	—
Other	—	13
Changes in operating assets and liabilities:
Increase in receivables	(4,731)	(6,320)
(Increase) decrease in inventory	(606)	374
Payment of signing bonuses, net	(7,116)	(4,971)
Increase in capitalized customer acquisition costs	(3,330)	(3,810)
(Increase) decrease in prepaid expenses	(2,177)	1,190
Decrease (increase)in current tax asset	3,904	(5,226)
(Increase) decrease in deposits and other assets	(406)	1,125
Excess tax benefits on options exercised	(341)	(647)
Increase in reserve for unrecognized tax benefits	106	209
Increase in due to sponsor bank	9,857	1,308
Decrease in accounts payable	(2,075)	(2,582)
Increase (decrease) in accrued expenses and other liabilities	769	(4,191)
Increase (decrease) in processing liabilities and loss reserves	4,831	(834)
Increase (decrease) in reserve for processing system intrusion	58	(57,143)
Payouts of accrued buyout liability	(3,175)	(1,903)
Increase in accrued buyout liability	2,607	3,127
Net cash provided by (used in) operating activities	31,834	(21,579)
Cash flows from investing activities
Purchase of investments held to maturity	(1,947)	(581)
Maturities of investments held to maturity	1,233	626
Increase in funds held for payroll customers	(5,379)	(1,633)
Increase in deposits held for payroll customers	5,385	1,672
Acquisition of business, net of cash acquired	(7,598)	—
Purchases of property and equipment	(9,071)	(4,172)
Net cash used in investing activities	(17,377)	(4,088)
Cash flows from financing activities
Proceeds from borrowings	—	53,000
Principal payments on borrowings	(11,791)	(2,137)
Proceeds from exercise of stock options	650	1,783
Excess tax benefits on options exercised	341	647
Dividends paid on common stock	(1,540)	(377)
Net cash (used in) provided by financing activities	(12,340)	52,916

Net increase in cash	2,117	27,249
Effect of exchange rates on cash	27	23
Cash at beginning of year	41,729	32,113
Cash at end of period	$43,873	$59,385

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$931	$998
Income taxes	(876)	(5,500)
See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Operations
Basis of Financial Statement Presentation— The accompanying consolidated financial statements include those of Heartland Payment Systems, Inc. (the “Company,” “we,” “us,” or “our”) and its wholly-owned subsidiaries, Heartland Payroll Company (“HPC”), Debitek, Inc. (“Debitek”) and Heartland Acquisition LLC (“Network Services”), and its 70% owned subsidiary Collective POS Solutions Ltd. (“CPOS”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company's management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company's financial position at March 31, 2011, its results of operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2011 and 2010. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010. The December 31, 2010 condensed consolidated balance sheet was derived from the audited 2010 consolidated financial statements.

Business Description—The Company’s principal business is to provide payment processing services related to bankcard transactions for merchants throughout the United States and Canada. In addition, the Company provides certain other merchant services, including check processing, the sale and rental of terminal equipment, gift and loyalty card processing, and the sale of terminal supplies. HPC provides payroll and related tax filing services throughout the United States. Debitek provides prepaid card and stored-value card solutions throughout the United States and Canada. The Company and Debitek also provide campus payment solutions throughout the United States and Canada. The Company provides K to 12 School Services in the United States through its acquired school services businesses previously operated by Lunchbox, Comalex and mySchoolBucks. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions.
Over 90% of the Company's revenue is derived from processing and settling Visa and MasterCard bankcard transactions for its merchant customers. Because the Company is not a ''member bank'' as defined by Visa and MasterCard, in order to process and settle these bankcard transactions for its merchants, the Company has entered into sponsorship agreements with member banks. Visa and MasterCard rules restrict the Company from performing funds settlement or accessing merchant settlement funds and require that these funds be in the possession of the member bank until the merchant is funded. A sponsorship agreement permits the Company to route Visa and MasterCard bankcard transactions under the member bank's control and identification numbers to clear credit bankcard transactions through Visa and MasterCard. A sponsorship agreement also enables the Company to settle funds between cardholders and merchants by delivering funding files to the member bank, which in turn transfers settlement funds to the merchants' bank accounts. These restrictions place the settlement assets and obligations under the control of the member bank.
The sponsorship agreements with the member banks require, among other things, that the Company abide by the by-laws and regulations of the Visa and MasterCard networks, and certain of the bank sponsors require a certificate of deposit or a cash balance in a deposit account. If the Company breaches a sponsorship agreement, the bank sponsor may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative bank sponsor. The Company is dependent on its bank sponsors, Visa and MasterCard for notification of any compliance breaches. As of March 31, 2011, the Company has not been notified of any such issues by its bank sponsors, Visa or MasterCard.

The Company is currently party to three bank sponsorship agreements. The Company entered into a sponsorship agreement with KeyBank, National Association on April 1, 1999 and the agreement expires in March 2012. In 2007, the Company entered into a sponsor bank agreement with Heartland Bank (an unrelated third party), which is based in Saint Louis, Missouri. Our agreement with Heartland Bank involves substantially the same terms as apply with KeyBank and it has been renewed through September 2013. In November 2009, the Company entered into a sponsorship agreement with The Bancorp Bank to sponsor the Company's large national and mid-tier merchants processed by Network Services. The agreement with The Bancorp Bank expires in November 2014.
Following is a breakout of the Company’s total Visa and MasterCard settled bankcard processing volume for the

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

month ending March 31, 2011 by percentage processed under its individual bank sponsorship agreements:

Sponsor Bank	% of March 2011 Bankcard Processing Volume
KeyBank, National Association	71%
Heartland Bank	12%
The Bancorp Bank	17%
Processing System Intrusion—On January 20, 2009, the Company publicly announced the discovery of a criminal breach of its payment systems environment (the “Processing System Intrusion”). The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by the Company during the transaction authorization process. The Company believes the breach did not extend beyond 2008. See Note 3, Processing System Intrusion for further detail and related events.

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
Cash and Cash Equivalents—At March 31, 2011, cash included approximately $31.6 million of processing-related cash in transit and collateral, compared to approximately $25.6 million of processing-related cash in transit and collateral at December 31, 2010.
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
The Company's primary receivables are from its bankcard processing merchants. These receivables result from the Company's practice of advancing interchange fees to most of its small and midsized merchants (referred to as Small and Midsized Enterprises, or “SME”) during the month and collecting those fees at the beginning of the following month, as well as from transaction fees the Company charges its merchants for processing transactions. The Company does not advance interchange fees to its Network Services merchants.

Generally, the Company uses cash available for investment to fund these advances to SME merchants; when available cash has been expended, the Company directs its sponsor banks to make these advances, thus generating a payable to the sponsor banks. We pay our sponsor banks the prime rate on these payables. At March 31, 2011, the Company used $28.4 million of its available cash to fund merchant advances and at December 31, 2010, the Company used $29.5 million of its cash to fund merchant advances. The amount due to sponsor banks for funding advances was $77.5 million at March 31, 2011 and $63.2 million at December 31, 2010. The payable to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment and check processing terminals. Unlike the SME merchants, Network Services' customers are invoiced monthly, on payment terms of 30 days net from date of invoicing.

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Investments and Funds Held for Payroll Customers—Investments, including those carried on the Consolidated Balance Sheet as Funds Held for Payroll Customers, consist primarily of fixed income bond funds and certificates of deposit. Funds Held for Payroll Customers also include overnight bank deposits. The majority of investments carried in Funds Held for Payroll Customers are available-for-sale and recorded at fair value based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. In the event of a sale, cost is determined on a specific identification basis. At March 31, 2011, Funds Held for Payroll Customers included cash and cash equivalents of $40.6 million and investments available for sale of $1.3 million.

Capitalized Customer Acquisition Costs, net—Capitalized customer acquisition costs consist of (1) up-front signing bonus payments made to Relationship Managers and sales managers (the Company's sales force) for the establishment of new merchant relationships, and (2) a deferred acquisition cost representing the estimated cost of buying out the commissions of vested sales employees. Capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins associated with merchant contracts. The capitalized customer acquisition costs are amortized using a method which approximates a proportional revenue approach over the initial three-year term of the merchant contract.
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

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying SME merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of March 31, 2011 and December 31, 2010.

Processing Liabilities and Loss Reserves—The majority of the Company's processing liabilities include funds in transit associated with bankcard and check processing. In addition, the Company maintains merchant deposits to offset potential liabilities from merchant chargeback processing. Disputes between a cardholder and a merchant periodically arise due to the cardholder's dissatisfaction with merchandise quality or the merchant's service, and the disputes may not always be resolved in the merchant's favor. In some of these cases, the transaction is ''charged back'' to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, the Company is liable for the full amount of the transaction. The Company's obligation to stand ready to perform is minimal. The Company maintains a deposit or the pledge of a letter of credit from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. The Company evaluates its ultimate risk and records an estimate of potential loss for chargebacks related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to recent bankcard processing volume levels. The Company believes that the liability recorded as loss reserves approximates fair value.
Accrued Buyout Liability—The Company's historic focus has been on SME merchants, and it has a sales compensation arrangement in this market that has been essentially unchanged since its inception. Under this approach, Relationship Managers and sales managers are paid residual commissions based on the gross margin generated by monthly SME merchant processing activity. The Company has the right, but is not obligated, to buy out some or all of these commissions, and intends to do so periodically. Such purchases of the commissions are at a fixed multiple of the last twelve months' commissions. Because of the Company's intent and ability to execute purchases of the residual commissions, and the mutual understanding between the Company and the Relationship Managers and sales managers, the Company has accounted for this deferred compensation arrangement pursuant to the substantive nature of the plan. The Company therefore records the amount that it would have to pay (the ''settlement cost'') to buy out non-servicing related commissions in their entirety from vested Relationship Managers and sales managers, and an accrual, based on their progress towards vesting, for those unvested Relationship Managers and sales managers who are expected to vest in the future. As noted above, as the liability increases over the first year of a SME merchant contract, the Company also records a related deferred acquisition cost asset for currently vested Relationship Managers and sales managers. The accrued buyout liability associated with unvested Relationship Managers and sales managers is not included in the deferred acquisition cost asset since future services are required in order to vest. Subsequent changes in the settlement cost, due to account attrition, same-store sales growth and changes in gross margin are included in the same income statement caption as customer acquisition cost amortization expense.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The accrued buyout liability is based on the SME merchants under contract at the balance sheet date, the gross margin generated by those merchants over the prior twelve months, and the contractual buyout multiple. The liability related to a new SME merchant is therefore zero when the merchant is installed, and increases over the twelve months following the installation date. The same procedure is applied to unvested commissions over the expected vesting period, but is further adjusted to reflect the Company's estimate that 31% of unvested Relationship Managers and sales managers become vested.

The classification of the accrued buyout liability between current and non-current liabilities on the Consolidated Balance Sheet is based upon the Company's estimate of the amount of the accrued buyout liability that it reasonably expects to pay over the next twelve months. This estimate is developed by calculating the cumulative annual average percentage that total historical buyout payments represent of the accrued buyout liability. That percentage is applied to the period-end accrued buyout liability to determine the current portion.

Revenue—Revenues are mainly comprised of gross processing revenue, payroll processing revenue and equipment-related income. Gross processing revenue primarily consists of discount fees and per-transaction and periodic (primarily monthly) fees from the processing of Visa, MasterCard, American Express and Discover bankcard transactions for merchants. The Company passes through to its customers any changes in interchange or network fees. Gross processing revenue also includes fees for servicing American Express and Discover accounts, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, check processing fees, gift and loyalty card fees and other miscellaneous revenue. Payroll processing revenue includes periodic and annual fees charged by HPC for payroll processing services, and interest earned from investing tax impound funds held for our customers. Revenue is recorded as bankcard and other processing transactions are processed or payroll services are performed.
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

Other Income (Expense)- Other income (expense) consists of interest income on cash and investments, the interest cost on our borrowings, the gains or losses on the disposal of property and equipment and other non-operating income or expense items. For the three months ended March 31, 2011, other income (expense) included pre-tax charges of $0.5 million reflecting the estimated liability for costs (primarily accrued staff termination costs and fixed asset write downs) associated with closing of the Company's Johnson City, Tennessee service center. Other, net for the three months ended March 31, 2010 reflected a net legal settlement received during that period

Other income (expense) also includes the pretax charges or recoveries related to the Provision for Processing System Intrusion. See Note 3. Processing System Intrusion for more detail.

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
The provision for/(benefit from) income taxes for the three months ended March 31, 2011 and 2010 and the resulting effective tax rates were as follows:

	Three months ended March 31,
	2011	2010
	(In thousands)
Provision for income taxes	$4,809	$8,594
Effective tax rate	38.0%	37.6%

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

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions, which have been deemed reasonable by management. However, if management's estimates are not representative of actual outcomes, the Company's results could be materially impacted. The Company does not expect any material changes to unrecognized tax benefits in the next twelve months. At March 31, 2011, the reserve for unrecognized tax benefits related to uncertain tax positions was $1.4 million, of which $0.9 million would, if recognized, impact the effective tax rate.

Stock–Based Compensation—In the second quarter of 2009, the Company's Board of Directors approved grants of 930,000 stock options subject to multiple vesting conditions. Under these stock options, the employee must provide continuous service over four years and a market price condition must be satisfied within those four years. These stock options have a five-year term and could vest in equal amounts in 2010, 2011, 2012 and 2013 only if, during the four-year service period, the price of the Company's common stock as reported by the New York Stock Exchange exceeds two or three times the exercise price for 30 consecutive trading days. The grant date fair values of these multiple vesting condition options are recognized as compensation expense over their four-year service periods. At March 31, 2011, none of the 930,000 stock options have vested.
In the fourth quarter of 2010, the Company's Board of Directors approved grants of 508,800 performance-based Restricted Share Units. These Restricted Share Units are share awards which would vest 50% in 2013, 25% in 2014, and 25% in 2015 only if, over the term of these Restricted Share Units, the following diluted earnings per share targets for the years ended December 31, 2012, 2013 and 2014 are achieved:

	2012	2013	2014
Diluted Earnings Per Share (a)	$1.48	$1.74	$2.04

(a)	Calculated on a Pro Forma basis to exclude non-operating gains and losses, if any, and excluding the after-tax impact of Stock Compensation Expense.

As of March 31, 2011, management believes that achieving these performance targets was not “more likely than not” to occur; therefore, no share-based compensation expense was recorded for these Restricted Share Units. The evaluation of the likelihood of achieving these performance targets will be repeated quarterly, and if vesting of some or all of the Restricted Share Units becomes more likely than not, share-based compensation expense will be recorded. The closing price of the Company's common stock on the grant date equals the grant date fair value of these nonvested Restricted Share Units awards and would be recognized as compensation expense over their vesting periods.

Diluted earnings per share for the three months ended March 31, 2011 and 2010 were computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options, where dilutive.
Derivative Financial Instruments—The Company utilizes derivative instruments to manage interest rate risk on its borrowings under its Second Amended and Restated Credit Agreement. The Company recognizes the fair value of derivative financial instruments in the Consolidated Balance Sheets in investments, or accrued expenses and other liabilities. Changes in fair value of derivative instruments are recognized immediately in earnings unless the derivative is designated and qualifies as a hedge of future cash flows. For derivatives that qualify as hedges of future cash flows, the effective portion of changes in fair value is recorded in other comprehensive Income and reclassified into interest expense in the same periods during which the hedged item affects earnings. Any ineffectiveness of cash flow hedges would be recognized in other income (expense) in the Consolidated Statements of Income during the period of change.

In January 2011, the Company entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50 million as a hedge of future cash flows on the variable rate debt outstanding under its Term Credit Facility. These interest rate swaps convert the related notional amount of variable rate debt to fixed rate. At March 31, 2011, the remaining notional amount of these interest rate swaps was $48.1 million and the fair value, $46,000, was recorded as a liability in accrued expenses and other liabilities.

Foreign Currency—The Canadian dollar is the functional currency of CPOS, which operates in Canada. CPOS'

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

revenues and expenses are translated at the average exchange rates prevailing during the period. The foreign currency assets and liabilities of CPOS are translated at the period-end rate of exchange. The resulting translation adjustment is allocated between the Company and CPOS' noncontrolling interests and is recorded as a component of other comprehensive income or noncontrolling interests in total equity. At March 31, 2011, the cumulative foreign currency translation reflected a gain of $0.2 million and at March 31, 2010 reflected a loss of $0.3 million. The Company intends to indefinitely reinvest undistributed earnings of CPOS and has not tax affected the cumulative foreign currency translation gain or loss. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not material.
Noncontrolling Interests— Noncontrolling interests represent noncontrolling minority stockholders' share of the equity and after-tax net income or loss of consolidated subsidiaries. Noncontrolling minority stockholders' share of after-tax net income or loss of consolidated subsidiaries is included in “Net income attributable to noncontrolling interests” in the Consolidated Statement of Income. The minority stockholders’ interests included in “noncontrolling interests” in the March 31, 2011 and December 31, 2010 Consolidated Balance Sheet were $455,000 and $301,000, respectively, and reflect the original investments by these minority shareholders in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries.
Subsequent Events—The Company evaluated subsequent events with respect to the Consolidated Financial Statements as of and for the three months ended March 31, 2011.
New Accounting Pronouncements—In October 2009, the FASB issued an accounting standard update on multiple deliverable revenue arrangements to establish the accounting for certain revenue arrangements in which the vendor or service provider will perform multiple revenue generating activities (e.g., contracts that require an up-front fee along with fees that recur over the life of the arrangement). Specifically, the update addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This update will be effective for revenue arrangements that are entered into or materially altered after January 1, 2011. The implementation of this update did not have a material effect on the Company's consolidated financial statements.

3. Processing System Intrusion
On January 20, 2009, the Company publicly announced the discovery of a criminal breach of its payment systems environment (the “Processing System Intrusion”). The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by the Company during the transaction authorization process. The Company believes the breach did not extend beyond 2008.

Since its announcement of the Processing System Intrusion on January 20, 2009 and through March 31, 2011, the Company has expensed a total of $146.4 million, before reducing those charges by $31.2 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, related to settlements of claims. Approximately $31.7 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.
During the three months ended March 31, 2011, the Company incurred approximately $0.3 million, or less than one cent per share, for legal fees and costs it incurred for defending various claims and actions for the Processing System Intrusion. During the three months ended March 31, 2010, the Company recovered from its insurance providers approximately $26.8 million of the costs it had previously incurred for the Processing System Intrusion and expensed approximately $6.4 million for accruals, legal fees and costs we incurred for defending various claims and actions, resulting in a net recovery of $20.4 million, or $0.32 per share for that period.
During 2009 and 2010, the Company settled the following claims and disputes related to the Processing System Intrusion:

•
On December 17, 2009, the Company entered into a settlement agreement and release with American Express and paid approximately $3.5 million in full and final satisfaction of any and all claims of American Express and its issuers arising from or relating to the Processing System Intrusion. The Company paid this settlement from its available cash.

•
On January 7, 2010, the Company, Heartland Bank, KeyBank National Association (“KeyBank,” and, together with Heartland Bank, the “Sponsor Banks”), and Visa U.S.A. Inc., Visa International Service Association and Visa Inc. (collectively, “Visa”) entered into a settlement agreement to resolve potential claims and other disputes related to the Processing System Intrusion and on February 18, 2010 it paid $58.6 million for that settlement,

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

after a $0.8 million credit for fines previously collected by Visa during 2009. The Company obtained loans totaling $53.0 million from Sponsor Banks, the proceeds of which were used to partially fund the settlement amount. See Note 11 Credit Facilities for a discussion of the $28.0 million Bridge Loan and $25.0 million Increased Credit Commitment, both entered into on February 18, 2010 and repaid on November 24, 2010 when the Company entered into a Second Amended and Restated Credit Agreement.

•
On May 19, 2010, the Company entered into a settlement agreement with MasterCard to resolve potential claims and other disputes related to the Processing System Intrusion and in September 2010 it agreed to pay a maximum of $34.8 million for that settlement, after a $6.6 million credit for fines previously collected by MasterCard during 2009. The Company paid this settlement from our available cash.

•
On August 31, 2010, the Company entered into a settlement agreement with Discover to resolve potential claims and other disputes with respect to the Processing System Intrusion and on September 2, 2010, it paid Discover $5.0 million in full and final satisfaction of any and all claims of Discover, its affiliates and certain of its issuers. The Company paid this settlement from our available cash.

These settlement amounts were previously provided for in the Company's Provision for Processing System Intrusion and carried in its Reserve for Processing System Intrusion. The Company is prepared to vigorously defend itself against any unsettled claims relating to the Processing System Intrusion that have been asserted against it and its sponsor banks to date. The Company feels it has strong defenses to all the claims that have been asserted against it and its sponsor banks relating to the Processing System Intrusion. Additional costs the Company expects to incur for legal fees and costs for defending various claims and actions associated with the Processing System Intrusion will be recognized as incurred. Such costs, together with any amounts payable related to the unsettled claims, could be material and could adversely impact its results of operations, financial condition and cash flow.

4. Acquisitions

The Company initiated its K to 12 School Services product through its acquisitions of the school services businesses operated by Lunchbox, Comalex and mySchoolBucks. Lunchbox, Comalex and mySchoolBucks serve approximately 4,400, 3,700 and 900 schools, respectively. The combined K to 12 School Services will develop, manufacture, sell, service and maintain computer software designed to facilitate accounting and management functions of school food service operations. These acquisitions will also enable the Company to offer Internet payment capability, which enables on-line deposits of funds into student accounts and enables schools to operate more efficiently. The Company plans to consolidate the individual platforms and products of Lunchbox, Comalex and mySchoolBucks to optimize synergies, cost efficiencies and product offerings to customers.

The acquisitions of Lunchbox, Comalex and mySchoolBucks are not expected to have a material impact on earnings in the near term. Details of the individual acquisition transactions follow:

Lunchbox
On December 30, 2010, the Company purchased for a $7.7 million cash payment the net assets of the K to 12 School Services business previously operated by Lunchbox. The acquisition was financed through a combination of cash on hand and our credit facilities.

Pro forma results of operations have not been presented because the effect of the acquisition was not material. The transaction was accounted for under the purchase method of accounting. Beginning December 30, 2010, Lunchbox's results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $5.9 million to goodwill, $2.0 million to intangible assets and $0.2 million to net tangible liabilities. The fair values of the Lunchbox assets acquired and liabilities assumed were estimated as of their acquisition date. The fair values are preliminary, based on estimates, and may be adjusted as more information becomes available and valuations are finalized. The entire amount of goodwill is expected to be deductible for income tax reporting.

Comalex, Inc.
On January 12, 2011, the Company purchased for a $6.1 million cash payment the net assets of Comalex, Inc. The acquisition was funded with cash on hand.

Pro forma results of operations have not been presented because the effect of the acquisition was not material. The transaction was accounted for under the purchase method of accounting. Beginning January 12, 2011, Comalex's results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $4.9 million to goodwill, $1.8 million to intangible assets and $0.6 million to net tangible liabilities. The fair values of the Comalex

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

assets acquired and liabilities assumed were estimated as of their acquisition date. The fair values are preliminary, based on estimates, and may be adjusted as more information becomes available and valuations are finalized. The entire amount of goodwill is expected to be deductible for income tax reporting.

mySchoolBucks LLC.
On February 4, 2011, the Company purchased for a $1.5 million cash payment the net assets of mySchoolBucks, LLC. The acquisition was funded with cash on hand.

Pro forma results of operations have not been presented because the effect of the acquisition was not material. The transaction was accounted for under the purchase method of accounting. Beginning February 4, 2011, mySchoolBucks' results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $1.0 million to goodwill and $0.4 million to intangible assets. The fair values of the assets acquired were estimated as of their acquisition date. The fair values are preliminary, based on estimates, and may be adjusted as more information becomes available and valuations are finalized. The entire amount of goodwill is expected to be deductible for income tax reporting.

5. Receivables
A summary of receivables by major class was as follows at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(In thousands)
Accounts receivable from merchants	$158,373	$154,295
Receivables from bankcard networks	20,077	19,978
Accounts receivable from others	2,303	1,940
	180,753	176,213
Less allowance for doubtful accounts	(898)	(683)
Total receivables, net	$179,855	$175,530
Included in accounts receivable from others are amounts due from employees which are $0.6 million and $0.7 million at March 31, 2011 and December 31, 2010, respectively. Accounts receivable related to bankcard networks are primarily amounts which were pre-funded to merchants for processing Discover and American Express bankcard transactions.
A summary of the activity in the allowance for doubtful accounts for the three months ended March 31, 2011 and 2010 was as follows:

	Three months ended March 31,
	2011	2010
	(In thousands)
Beginning balance	$683	$459
Additions to allowance	700	157
Charges against allowance	(485)	(69)
Ending balance	$898	$547

6. Funds Held for Payroll Customers and Investments
A summary of Funds Held for Payroll Customers and Investments, including the cost, gross unrealized gains (losses) and estimated fair value for investments held to maturity and investments available-for-sale by major security type and class of security were as follows at March 31, 2011 and December 31, 2010:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
March 31, 2011
Funds Held for Payroll Customers:
Fixed income bond fund	$968	$203	$—	$1,171
Corporate bonds	165	3	—	168
Total investments available-for-sale	1,133	206	—	1,339
Cash held for payroll customers	40,569	—	—	40,569
Total Funds Held for Payroll Customers	$41,702	$206	$—	$41,908

Investments:
Investments held to maturity – Certificates of deposit	$2,253	$—	$—	$2,253
Total investments	$2,253	$—	$—	$2,253
(a)Certificates of deposit have remaining terms ranging from 3 months to 18 months.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2010
Funds Held for Payroll Customers:
Fixed income bond fund	$968	$195	$—	$1,163
Corporate bonds	165	5	—	170
Total investments available-for-sale	1,133	200	—	1,333
Cash held for payroll customers	35,190	—	—	35,190
Total Funds Held for Payroll Customers	$36,323	$200	$—	$36,523

Investments:
Investments held to maturity – Certificates of deposit	$1,516	$—	$—	$1,516
Total investments	$1,516	$—	$—	$1,516

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
At March 31, 2011 and December 31, 2010, all investments in available-for-sale securities held by the Company were measured using Level 1 inputs and all held to maturity investments held by the Company were measured using Level 2 inputs.
During the three months ended March 31, 2011, the Company did not experience any other-than-temporary losses on its investments. During the twelve months ended December 31, 2010, the Company recognized a realized gain of $25,000 in conjunction with the sale of corporate debt and equity securities.
The maturity schedule of all available-for-sale debt securities and held to maturity investments along with amortized cost and estimated fair value as of March 31, 2011 is as follows:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$2,891	$3,097
Due after one year through five years	495	495
	$3,386	$3,592

7. Capitalized Customer Acquisition Costs, Net
A summary of net capitalized customer acquisition costs as of March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Capitalized signing bonuses	$96,060	$101,246
Less accumulated amortization	(52,692)	(56,481)
	43,368	44,765
Capitalized customer deferred acquisition costs	38,260	38,709
Less accumulated amortization	(24,312)	(24,223)
	13,948	14,486
Capitalized customer acquisition costs, net	$57,316	$59,251
A summary of the activity in capitalized customer acquisition costs, net for the three month periods ended March 31, 2011 and 2010 was as follows:

	Three months ended March 31,
	2011	2010
	(In thousands)
Balance at beginning of period	$59,251	$72,038
Plus additions to:
Capitalized signing bonuses, net	7,116	4,971
Capitalized customer deferred acquisition costs	3,330	3,810
	10,446	8,781
Less amortization expense on:
Capitalized signing bonuses, net	(8,514)	(9,973)
Capitalized customer deferred acquisition costs	(3,867)	(4,075)
	(12,381)	(14,048)
Balance at end of period	$57,316	$66,771
Net signing bonus adjustments from estimated amounts to actual were $(0.2) million and $(0.7) million, respectively, for the three months ended March 31, 2011 and 2010. Net signing bonus adjustments are netted against additions in the table above. Positive signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year exceeds the estimated gross margin for that year, resulting in the underpayment of the up-front signing bonus and would be paid to the relevant salesperson. Negative signing bonus adjustments result from the prior overpayment of signing bonuses and would be recovered from the relevant salesperson.
Fully amortized signing bonuses of $12.3 million and $10.7 million respectively, were written off during the three month periods ended March 31, 2011 and 2010. In addition, fully amortized customer deferred acquisition costs of $3.8 million and $3.5 million, respectively, were written off during the three months ended March 31, 2011 and 2010.
The Company believes that no impairment of capitalized customer acquisition costs has occurred as of March 31, 2011 and December 31, 2010.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

8. Intangible Assets and Goodwill
Intangible Assets — Intangible assets consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$29,884	$3,892	$25,992	3 to 18 years—proportional cash flow
Merchant Portfolio	3,345	1,356	1,989	7 years—proportional cash flow
Software	10,063	7,888	2,175	2 to 5 years—straight line
Non-compete agreements	2,059	869	1,190	3 to 5 years—straight line
Other	656	531	125	2 to 9 years—straight line
	$46,007	$14,536	$31,471

	December 31, 2010			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$28,665	$3,452	$25,213	3 to 18 years—proportional cash flow
Merchant Portfolio	3,345	1,180	2,165	7 years—proportional cash flow
Software	9,705	7,149	2,556	3 to 5 years—straight line
Non-compete agreements	1,840	768	1,072	3 to 5 years—straight line
Other	616	462	154	2 to 9 years—straight line
	$44,171	$13,011	$31,160
Amortization expense related to the intangible assets was $1.5 million and $1.3 million, respectively, for the three months ended March 31, 2011 and 2010. The estimated remaining amortization expense related to intangible assets in twelve month increments is as follows:

For the Twelve Months Ended March 31,
(In thousands)
2012	$3,711
2013	3,253
2014	3,056
2015	2,771
2016	2,582
Thereafter	16,098
$31,471

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Goodwill — The changes in the carrying amount of goodwill for the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended March 31,
	2011	2010
	(In thousands)
Beginning balance	$68,319	$60,962
Goodwill acquired during the period	5,987	—
Effects of foreign currency translation	279	291
Other (a)	456	267
Ending balance	$75,041	$61,520
(a)Reflects adjustments to allocations of purchase price.

9. Processing Liabilities and Loss Reserves
A summary of processing liabilities and loss reserves is as follows at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(In thousands)
Merchant bankcard processing	$10,566	$12,061
Check processing	12,675	5,852
Merchant deposits	10,122	9,160
Loss reserves	1,739	1,667
	$35,102	$28,740

In addition to the merchant deposits listed above, the Company held letters of credit related to merchant bankcard processing totaling $388,000 at March 31, 2011 and December 31, 2010.

The Company's merchants have the liability for any charges properly reversed by the cardholder through a mechanism known as a chargeback. If the merchant is unable to pay this amount, the Company will be liable to the card brand networks for the reversed charges. The Company has determined that the fair value of its obligation to stand ready to perform is minimal. The Company requires personal guarantees, merchant deposits and letters of credit from certain merchants to minimize its obligation.

The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company's SME merchant transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company's exposure to chargebacks is the last four months' processing volume on the SME portfolio, which was $20.9 billion and $21.7 billion for the four months ended March 31, 2011 and December 31, 2010, respectively. However, for the four months ended March 31, 2011 and December 31, 2010, the Company was presented with $8.8 million and $10.1 million , respectively, in chargebacks by issuing banks. In the three months ended March 31, 2011 and March 31, 2010, the Company incurred merchant credit losses of $1.3 million and $3.1 million, respectively, on total SME bankcard dollar volumes processed of $15.4 billion and $14.4 billion, respectively. These credit losses are included in processing and servicing costs in the Company's Consolidated Statement of Income.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company's SME merchants. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its Consolidated Balance Sheet, amounting to $1.7 million on March 31, 2011 and December 31, 2010. This reserve is determined by performing an analysis of the Company's historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the three month periods ended March 31, 2011 and 2010 was as

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

follows:

	Three months ended March 31,
	2011	2010
	(In thousands)
Beginning balance	$1,667	$1,336
Additions to reserve	1,489	3,300
Charges against reserve (a)	(1,417)	(3,279)
Ending balance	$1,739	$1,357

(a)	Included in these amounts are payroll segment losses of $59,000 and $131,000, respectively, for the three months ended March 31, 2011 and 2010.
During 2010, the Company began settling Network Services Merchant accounts and processing chargebacks originating from these merchants on Passport. Prior to this, these chargebacks were processed and carried by Fifth Third Processing Solutions, which was our third-party outsourced processor for settling Network Services Merchant accounts. Chargeback losses originating from Network Services' bankcard processing on Passport during the three months ended March 31, 2011 were insignificant.

10. Accrued Buyout Liability
A summary of the accrued buyout liability was as follows as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(In thousands)
Vested Relationship Managers and sales managers	$27,081	$27,521
Unvested Relationship Managers and sales managers	1,161	1,289
	28,242	28,810
Less current portion	(5,733)	(5,560)
Long-term portion of accrued buyout liability	$22,509	$23,250
In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.2 million at March 31, 2011 and December 31, 2010.
A summary of the activity in the accrued buyout liability for the three months ended March 31, 2011 and 2010 was as follows:

	Three months ended March 31,
	2011	2010
	(In thousands)
Beginning balance	$28,810	$42,886
Increase in settlement obligation, net	2,607	3,127
Buyouts	(3,175)	(1,903)
Ending balance	$28,242	$44,110
During the third quarter of 2010, the Company exercised its rights to buy out a substantial portion of residual commissions owned by Relationship Managers and sales managers (also referred to as “portfolio equity”). As a result of these buyouts, the Company reduced the settlement obligation by the approximately $17.7 million of cash payments made. The Company expects to realize an ongoing reduction of approximately $0.6 million in monthly residual commission expense, which is recorded in Processing and Servicing costs on the Consolidated Statement of Operations. The Company continues to buy out portfolio equity. The amount of future annual reductions in residual commission expense will be impacted by any additional portfolio buyouts and merchant attrition. Partially offsetting the impact of these buyouts are increases in the settlement obligation due to new SME merchant account signings, as adjusted for changes in same-store sales growth, changes in gross margin for existing merchant relationships, and the impact of SME merchant attrition.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

11. Credit Facility

On November 24, 2010, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders who are a party to the Credit Agreement. Credit extended under the Credit Agreement is guaranteed by the Company's subsidiaries and is secured by substantially all of its assets and the assets of its subsidiaries. The Credit Agreement amended and restated in its entirety the previous amended and restated credit agreement entered into on May 30, 2008, as amended (the “Previous Credit Agreement”), between the Company and certain of the parties to the Credit Agreement. On February 18, 2010, the Company entered into the Commitment Increase Agreement with KeyBank as one of the lenders under the Previous Credit Agreement to increase the total commitment under that facility's revolving credit facility by $25 million.

The Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $50 million (the “Revolving Credit Facility”), of which up to $10 million may be used for the issuance of letters of credit and up to $5 million is available for swing line loans. Upon the prior approval of the administrative agent, the Company may increase the total revolving commitments by $50 million for a total commitment under the Revolving Credit Facility of $100 million. The Revolving Credit Facility is available to the Company on a revolving basis until November 24, 2015. All principal and interest not previously paid on the Revolving Credit Facility will mature and be due and payable on November 24, 2015.

The Credit Agreement also provides for a term credit facility in the aggregate amount of up to $100 million (the “Term Credit Facility”). The Term Credit Facility requires amortization payments in the amount of $3.75 million for each fiscal quarter during the fiscal years ended December 31, 2011 and 2012, $5.0 million for each fiscal quarter during the fiscal years ended December 31, 2013 and 2014, and $7.5 million for each fiscal quarter during the period commencing on January 1, 2015 through the maturity date on November 24, 2015. All principal and interest not previously paid on the Term Credit Facility will mature and be due and payable on November 24, 2015. Amounts borrowed and repaid under the Term Credit Facility may not be re-borrowed. Principal payments due under the Term Credit Facility as of March 31, 2011 were as follows:

For the Twelve Months Ended March 31,	(In thousands)
2012	$15,000
2013	16,250
2014	20,000
2015	22,500
2016	22,500
$96,250

The Credit Agreement contains covenants which include: the Company's maintenance of certain leverage and fixed charge coverage ratios; limitations on its indebtedness, liens on its properties and assets, its investments in, and loans to other business units, its ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to certain of the Company's subsidiaries. The Company was in compliance with these covenants as of March 31, 2011. Under the terms of the Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1%, in each case plus a margin determined by its current leverage ratio.

The weighted average interest rate at March 31, 2011 was 2.81%. Total fees and direct costs paid for the Credit Agreement through March 31, 2011 were $1.3 million. These costs are being amortized to interest expense over the life of the Amended and Restated Credit Agreement.

A condition of the January 7, 2010 Settlement Agreement with Visa was for the Company to obtain a loan of at least $53.0 million from the KeyBank and Heartland Bank, the proceeds of which were to be used by the Company to fund the settlement amount. See Note 3. Processing System Intrusion for more detail. On February 18, 2010, the Company entered into the Bridge Loan Agreement with KeyBank, as administrative agent, and KeyBank and Heartland Bank as bridge lenders. On that date, KeyBank made a bridge loan to the Company in the amount of $20.0 million and Heartland Bank made a bridge loan to the Company in the amount of $8.0 million. The maturity date of the Bridge Loan was scheduled for February 17, 2011. The proceeds of the Bridge Loan ($28.0 million) and the Increased Credit Commitment ($25.0 million), together with a portion of

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

the Company's cash reserves, were used to fund the settlement with Visa, which was consummated on February 18, 2010 for $58.6 million.

In conjunction with the November 24, 2010 closing of the Credit Agreement, the Company borrowed $15.2 million under the Revolving Credit Facility and $100.0 million under the Term Credit Facility and repaid amounts previously borrowed and outstanding under the Previous Credit Agreement, the Increased Credit Commitment, and the Bridge Loan. Additionally, the Company borrowed $8.0 million under the Revolving Credit Facility at December 31, 2010 to fund the acquisition of Lunchbox. The Company repaid that $8.0 million in the three months ended March 31, 2011.

At March 31, 2011, the Company had $15.2 million outstanding under the Revolving Credit Facility and $96.3 million outstanding under the Term Credit Facility.

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
On January 20, 2009, the Company publicly announced the discovery of a criminal breach of its payment systems environment (the “Processing System Intrusion”). The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by the Company during the transaction authorization process. See Note 3, Processing System Intrusion for further detail.
Leases—The Company leases various office spaces and certain equipment under operating leases with remaining terms ranging up to nine years. The majority of the office space lease agreements contain renewal options and generally require the Company to pay certain operating expenses.
Future minimum lease commitments under non-cancelable leases as of March 31, 2011 were as follows:

	(In thousands)
For the Twelve Months Ended March 31,	Capital Leases	Operating Leases
2012	$46	$6,635
2013	—	5,558
2014	—	3,202
2015	—	2,205
2016	—	1,221
Thereafter	—	3,535
Total Minimum Payments	46	$22,356
Interest Amount	(1)
Present Value of Minimum Payments	$45
Rent expense for leased property was $1,071,000 and $807,000, respectively, for the three months ended March 31, 2011 and 2010.
Commitments—Certain officers of the Company have entered into employee confidential information and non-competition agreements under which they are entitled to severance pay equal to their base salary and medical benefits for twelve months and a pro-rated bonus in the event they are terminated by the Company other than for cause. There were no payouts under these agreements in the three months ended March 31, 2011.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The following table reflects the Company’s other significant contractual obligations, including leases from above, as of March 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$16,907	$11,835	$1,939	$3,133	$—
Telecommunications providers	7,141	4,024	3,117	—	—
Office and equipment leases	22,356	6,635	8,760	3,426	3,535
Term Credit Facility (b)	96,250	15,000	36,250	45,000	—
Construction & equipment (c)	3,983	3,983	—	—	—
Capital lease obligation	45	45	—	—	—
	$146,682	$41,522	$50,066	$51,559	$3,535

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

(b)
Interest rates on the Term Credit Facility are variable in nature; however, in January 2011 we entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50.0 million. If interest rates were to remain at the March 31, 2011 level, we would make interest payments of $3.2 million in the next 1 year, $4.7 million in the next 1 to 3 years and $1.6 million in the next 3 to 5 years or a total of $9.5 million including net settlements on the fixed-pay amortizing interest rate swaps. In addition, we had $15.2 million outstanding under our Revolving Credit Facility at March 31, 2011. The Revolving Credit Facility is available on a revolving basis until November 24, 2015.

(c)
These amounts relate to contractual commitments we have for outfitting and constructing additions to our service center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with this development. Through March 31, 2011, we have spent approximately $71.8 million of our cash on our service center, including $1.7 million to acquire land.

13. Segments
The determination of the Company's business segments is based on how the Company monitors and manages the performance of its operations. The Company's operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

The Company has two reportable segments, as follows: (1) Card, which provides payment processing and related services for bankcard transactions; and (2) Other. The Card segment includes CPOS, our Canadian payments processing subsidiary, since March 2008, and Network Services since May 2008. Goodwill and intangible assets resulting from the acquisitions of CPOS and Network Services are reported in the Card segment. At March 31, 2011, goodwill related to CPOS and Network Services was $53.2 million. The Other segment includes Payroll, which provides payroll and related tax filing services, and PrepaidCard, which provides prepaid card, stored-value card and loyalty and gift card solutions. The PrepaidCard operating segment includes Debitek, General Meters and Chockstone since its November 2008 acquisition. Neither the Payroll operating segment nor the PrepaidCard operating segment meet the defined thresholds for determining individually reportable segments. Goodwill and intangible assets resulting from the acquisition of Debitek, General Meters and Chockstone are reported in the Other segment. Lunchbox, Comalex and mySchoolBucks assets and goodwill have been included in the Other segment at March 31, 2011 along with the results of their operations. At March 31, 2011, total goodwill in the Other segment was $21.8 million.
The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources and corporate services. At March 31, 2011 and 2010, 45% and 50% respectively, of the Other segment's total assets were funds that the Company holds as a fiduciary in its Payroll services activities for payment to taxing authorities. Reconciling items include eliminations of intercompany investments and receivables.

A summary of the Company’s segments for the three month periods ended March 31, 2011 and 2010 was as follows:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Card Segment	Other Segment	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Three Months Ended March 31, 2011
Total revenues	$454,998	$12,698	$—	$(50)	$467,646
Depreciation and amortization	6,146	801	125	—	7,072
Interest income	41	—	—	—	41
Interest expense	1,240	2	—	(50)	1,192
Net income (loss) attributable to Heartland	13,971	746	(6,902)	—	7,815
Total assets	646,388	93,400	—	(155,450)	584,338

Three Months Ended March 31, 2010
Total revenues	$401,212	$9,994	$—	$(50)	$411,156
Depreciation and amortization	5,452	724	109	—	6,285
Interest income	31	—	—	—	31
Interest expense	1,148	—	—	(47)	1,101
Net income (loss) attributable to Heartland	18,842	651	(5,265)	—	14,228
Total assets	663,865	62,516	—	(154,199)	571,182

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

	Three months ended March 31,
	2011	2010
	(In thousands, except per share data)
Basic:
Net income attributable to Heartland	$7,815	$14,228
Weighted average common stock outstanding	38,455	37,628
Earnings per share	$0.20	$0.38

Diluted:
Net income attributable to Heartland	$7,815	$14,228

Basic weighted average common stock outstanding	38,455	37,628
Effect of dilutive instruments:
Stock options and restricted share units	1,283	1,370
Diluted weighted average shares outstanding	39,738	38,998
Earnings per share	$0.20	$0.36

15. Fair Value of Financial Instruments
Management uses methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value. Fair value equals quoted market price for securities held as available-for-sale investments.The Company's derivative financial instruments are not listed by any market, but are valued by a third party. Other financial instruments include cash and cash equivalents, certificates of deposit, receivables, various accounts payable and accrued expenses. The fair value of such financial instruments approximates their carrying value due to their short maturity and pricing terms.

PART I. FINANCIAL INFORMATION (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to condensed consolidated financial statements included elsewhere in this report, and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).
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
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. You should understand that many important factors, in addition to those discussed elsewhere in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Some of these factors are described in Item 1A. Risk Factors of the 2010 Form 10-K and include, without limitation, our competitive environment, the business cycles and credit risks of our merchants, chargeback liability, merchant attrition, problems with our bank sponsor, our relationships with third-party bankcard payment processors, our inability to pass increased interchange fees along to our merchants, economic conditions, systems failures and government regulation.

Overview
General
Our primary business is to provide bankcard payment processing services to merchants in the United States and Canada. This involves facilitating the exchange of information and funds between merchants and cardholders' financial institutions, providing end-to-end electronic payment processing services to merchants, including merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support, and risk management. Our merchant customers primarily fall into two categories: our core small and midsized merchants (referred to as Small and Midsized Enterprises, or “SME”) and Network Services' large national and mid-tier merchants, primarily in the petroleum industry (referred to as “Network Services Merchants”). We also provide additional services to our merchants, such as payroll processing, gift and loyalty programs, paper check processing, and we sell and rent point-of-sale devices and supplies.

On January 20, 2009, we publicly announced the Processing System Intrusion, which apparently occurred during some portion of 2008. See “— Processing System Intrusion” for more detail.

At March 31, 2011, we provided our bankcard payment processing services to approximately 174,538 active SME merchants located across the United States. This compares to 173,860 active SME merchants at December 31, 2010, and 173,000 active SME merchants at March 31, 2010. At March 31, 2011, we provided bankcard payment processing services through Network Services to 110 merchants with 53,053 locations. Additionally, at March 31, 2011, we provided bankcard payment processing services to over 8,700 merchants in Canada. According to The Nilson Report, in 2010 we were the 5th largest card acquirer in the United States ranked by transaction count and the 8th largest acquirer by processed dollar volume, which consists of both credit and debit Visa and MasterCard transactions. These rankings represented 2.6 billion transactions and 4% of the total bankcard processing market, respectively.

Our total bankcard processing volume for the three months ended March 31, 2011 was $18.7 billion, a 9.7% increase from the $17.0 billion processed during the three months ended March 31, 2010. Our SME bankcard processing volume for the three months ended March 31, 2011 was $15.4 billion , an increase of 7.1% over the three months ended March 31, 2010 reflecting increases for same store sales growth, new SME merchants installed, and growth in American Express and Discover processing. We include American Express volume in our SME bankcard processing volume only where we receive percentage-based residual compensation for that volume. Our bankcard processing volume for the three months ended March 31, 2011 also includes $3.1 billion of settled volume for Network Services Merchants, compared to $2.5 billion for the three months ended March 31, 2010. Bankcard processing volume for the three months ended March 31, 2011 and 2010 was as follows:

	Three months ended March 31,
	2011	2010
	(in millions)
SME merchants	$15,425	$14,406
Network Services Merchants	3,112	2,498
Canada	136	114
Total bankcard processing volume (a)	$18,673	$17,018
(a)Bankcard processing volume includes volume for credit and signature debit transactions.
Merchant attrition is expected in the card payment processing industry in the ordinary course of business. We experience attrition in merchant bankcard processing volume resulting from several factors, including business closures, transfers of merchants' accounts to our competitors and account closures that we initiate due to heightened credit risks relating to, or contract breaches by, merchants, and (when applicable) same store sales contraction. We measure SME processing volume attrition against all SME merchants that were processing with us in the same month a year earlier. During the three months ended March 31, 2011, we experienced an improved 13.4% average annualized attrition in our SME bankcard processing volume compared to an average attrition of 15.3%, 22.6% and 17.3% for the years ended December 31, 2010, 2009 and 2008, respectively. Historically, much of our attrition has been related to business closures, which accelerated in 2009 and 2008 due to weak economic conditions, and in 2009 and 2008 our volume attrition was also significantly impacted by an overall contraction in same stores sales.

In our SME business, we measure same store sales growth, or contraction, as the change in bankcard processing volume for all bankcard merchants that were processing with us in the same month a year earlier. During the three months ended March 31, 2011, same store sales grew 3.2% on average, compared to 1.3% on average in the 2010 full year. Same store sales growth or contraction results from the combination of the increasing or decreasing use by consumers of bankcards for the purchase of goods and services at the point of sale, and sales growth or contraction experienced by our retained SME bankcard merchants. The following table compares our same store sales growth or contraction during 2011, 2010, 2009 and 2008:

Same Store Sales Growth (Contraction)	2011	2010	2009	2008
First Quarter	3.2%	(1.5)%	(7.6)%	0.6%
Second Quarter		1.1%	(9.7)%	(0.1)%
Third Quarter		2.0%	(8.6)%	(2.0)%
Fourth Quarter		3.8%	(5.2)%	(6.8)%
Full Year		1.3%	(7.8)%	(2.1)%
Our same store sales experience has tracked overall economic conditions, contracting from the first quarter of 2008 through the first quarter of 2010 as a result of the declining economic conditions during the 2008-2009 recession, followed by growth beginning in the second quarter of 2010 as the general economy improved. Management believes that the challenging economic conditions may continue to result in modest, if any, near-term improvements in our existing SME merchants' businesses.

We measure the overall production of our sales force by the amount of gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. Beginning in the third quarter of 2010, we refocused our sales organization toward improving individual salespersons' productivity and we reduced our Relationship Manager count, but at the same time more fully engaged our Territory Managers in the sales process by requiring them to achieve individual minimum monthly gross margin install targets. The total Relationship Managers and Territory Managers count amounted to 917 and 762 at December 31, 2010 and March 31, 2011, respectively. The increased focus on productivity resulted in year-over-year growth of 6.4% and 13.2% in our installed gross margin for the fourth quarter 2010 and the first quarter 2011, respectively.

The bankcard revenue we earn in our SME business is recurring in nature, as we typically enter into three-year service contracts with our card processing merchants that, in order to qualify for the agreed-upon pricing, require the merchant to achieve bankcard processing volume minimums. Most of our SME revenue is from payment processing fees, which are a combination of a fee equal to a percentage of the dollar amount of each transaction we process plus a flat fee per transaction. We make mandatory payments of interchange fees to card-issuing banks through the card networks and dues, assessments and other network fees to Visa, MasterCard and Discover. Our SME gross bankcard processing revenue is largely driven by Visa and MasterCard volume processed by our merchants. More recently, we have experienced growth in card processing revenues by processing transactions for SME merchants new to accepting American Express and from processing Discover transactions.

In contrast to SME card processing revenues, revenues from our Network Services Merchants are largely driven by the number of transactions we process (whether settled, or only authorized), not our processing volume, as the merchants which comprise Network Services' customer base pay on a per transaction basis for processing services. Additionally, we acquire and settle transactions on our front and back end systems for American Express transactions for which we receive compensation from American Express on a per transaction basis. The number of transactions we processed for large national merchants and American Express for the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended March 31,
	2011	2010
	(in thousands)
Network Services Merchants:
Settled	122,931	107,735
Authorized	623,753	577,267
American Express	7,467	1,007
Total	754,151	686,009
We have developed a number of proprietary payment processing systems to increase our operating efficiencies and distribute our processing and merchant data to our three main constituencies: our merchant base, our sales force and our customer service staff. We provide authorization and data capture services to our SME merchants through our internally-developed front-end processing system, HPS Exchange. This system incorporates real time reporting tools through interactive point-of-sale database maintenance via the Internet. These tools enable merchants, and our employees, to change the messages on credit card receipts and to view sale and return transactions entered into the point-of-sale device with a few second delay on any computer linked to the Internet. During the three months ended March 31, 2011 and 2010, approximately 90% of our SME transactions were processed through HPS Exchange.
We provide clearing, settlement and merchant accounting services through our own internally developed back-end processing system, Passport. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At both March 31, 2011 and 2010, approximately 99% of total SME bankcard merchants were processing on Passport. In the fourth quarter of 2010, the clearing, settlement and merchant accounting services for Network Services' settled transactions were converted onto Passport, so that at March 31, 2011, our internal systems are providing all aspects of our Network Services Merchants' processing needs.
We also provide payroll processing services throughout the United States. At March 31, 2011, we processed payroll for 11,867 customers, an increase of 16.0% from 10,226 payroll customers at March 31, 2010 and an increase of 6.6% from 11,131 payroll customers at December 31, 2010. Our nationwide direct sales force sells our payroll processing services solely on a commission basis. In the three months ended March 31, 2011 and the full year 2010, we installed 1,626 and 4,858 new payroll processing customers, respectively. We developed a new comprehensive payroll management system, which we refer to as PlusOne Payroll, that streamlines all aspects of the payroll process to enable time and cost savings. PlusOne Payroll was made available to new and existing customers beginning in 2010. We expect to fully convert our existing payroll customers to PlusOne Payroll by the end of the third quarter of 2011. The PlusOne Payroll platform enables us to process payroll on a large scale and provide customizable solutions for businesses of all sizes.

Processing System Intrusion
On January 20, 2009, we publicly announced the discovery of a criminal breach of our payment systems environment (the “Processing System Intrusion”). The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by us during the transaction authorization process. We believe the breach has been contained and did not extend beyond 2008. See “- Legal and Regulatory Considerations” for further detail and related events.

Since our announcement of the Processing System Intrusion on January 20, 2009 and through March 31, 2011, we have expensed a total of $146.4 million, before reducing those charges by $31.2 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, related to settlements of claims. Approximately $31.7 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

During the three months ended March 31, 2011, we incurred approximately $0.3 million, or less than one cent per share, for legal fees and costs we incurred for defending various claims and actions for the Processing System Intrusion. During the three months ended March 31, 2010, we recovered from our insurance providers approximately $26.8 million of the costs we had previously incurred for the Processing System Intrusion and expensed approximately $6.4 million for accruals, legal fees and costs we incurred for defending various claims and actions, resulting in a net recovery of $20.4 million, or $0.32 per share for that period.

During 2009 and 2010, we settled the following claims and disputes related to the Processing System Intrusion:

•
On December 17, 2009, we entered into a settlement agreement and release with American Express and paid approximately $3.5 million in full and final satisfaction of any and all claims of American Express and its issuers arising from or relating to the Processing System Intrusion. We paid this settlement from our available cash.

•
On January 7, 2010, we, Heartland Bank, KeyBank National Association (“KeyBank,” and, together with Heartland Bank, the “Sponsor Banks”), and Visa U.S.A. Inc., Visa International Service Association and Visa Inc. (collectively, “Visa”) entered into a settlement agreement to resolve potential claims and other disputes related to the Processing System Intrusion and on February 18, 2010 we paid $58.6 million for that settlement, after a $0.8 million credit for fines previously collected by Visa during 2009. We obtained loans totaling $53.0 million from Sponsor Banks, the proceeds of which were used to partially fund the settlement amount. See “¯Liquidity and Capital Resources - Credit Facilities” for a discussion of the $28.0 million Bridge Loan and $25.0 million Increased Credit Commitment, both entered into on February 18, 2010 and repaid on November 24, 2010 when we entered into a Second Amended and Restated Credit Agreement.

•
On May 19, 2010, we entered into a settlement agreement with MasterCard to resolve potential claims and other disputes related to the Processing System Intrusion and in September 2010 we agreed to pay a maximum of $34.8 million for that settlement, after a $6.6 million credit for fines previously collected by MasterCard during 2009. We paid this settlement from our available cash.

•
On August 31, 2010, we entered into a settlement agreement with Discover to resolve potential claims and other disputes with respect to the Processing System Intrusion and on September 2, 2010, we paid Discover $5.0 million in full and final satisfaction of any and all claims of Discover, its affiliates and certain of its issuers. We paid this settlement from our available cash.

These settlement amounts were previously provided for in our Provision for Processing System Intrusion and carried in our Reserve for Processing System Intrusion. We are prepared to vigorously defend our company against any unsettled claims relating to the Processing System Intrusion that have been asserted against us and our sponsor banks to date. We feel we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion. Additional costs we expect to incur for legal fees and costs for defending various claims and actions associated with the Processing System Intrusion will be recognized as incurred. Such costs, together with any amounts payable related to the unsettled claims, could be material and could adversely impact our results of operations, financial condition and cash flow.

First Quarter of 2011 Financial Results
Our financial results for the three months ended March 31, 2011 benefited from a higher Operating Margin, reflecting 8.5% year-over-year growth in Net Revenues and a 7.8% decrease in processing and servicing costs compared to the three months ended March 31, 2010. For the three months ended March 31, 2011, we recorded net income of $7.8 million, or $0.20 per share, compared to $14.2 million, or $0.36 per share, in the three months ended March 31, 2010. Year over year comparisons of net income and net income per share are impacted by our Provision for Processing Systems Intrusion. In the three months ended March 31, 2011, we recorded total expenses of $0.3 million, less than one cent per share, and for the three months ended March 31, 2010, we recognized net insurance recoveries of $20.4 million, or $0.32 per share, associated with the Processing System Intrusion (see “— Processing System Intrusion” for more detail). The following is a summary of our financial results for the three months ended March 31, 2011:

•
Total Net Revenue increased $8.9 million, or 8.5%, from $103.8 million in the three months ended March 31, 2010 to $112.7 million in the three months ended March 31, 2011. The increase in Net Revenue was driven by the increases in net revenue from our SME merchants and increases in card processing revenues at NWS and CPOS, and Payroll revenues.

•
During the three months ended March 31, 2011, our SME processing volume increased 7.1% to $15.4 billion from $14.4 billion during the three months ended March 31, 2010. We earn percentage-based revenues on our SME processing volume. The year-over-year increase reflects same store sales growth, improvements in the number of new SME merchants installed, and growth in American Express and Discover processing.

•
During the three months ended March 31, 2011, we generated revenues on the 123 million Network Services Merchant transactions that we settled and on the 624 million Network Services Merchant transactions that we authorized. These compare to 108 million transactions settled and 577 million transactions authorized during the three months ended March 31, 2010. We earn transaction-based revenues on our Network Services Merchant card processing volume.

•
Our processing and servicing expenses decreased $4.5 million, or 7.8%, from $57.0 million in the three months ended March 31, 2010, to $52.6 million in the three months ended March 31, 2011 primarily due to reductions in transaction processing costs on Network Services' front-end transactions, lower residual commission expense, reduced merchant losses and reduced costs of support personnel, particularly account managers. Lower residual commissions were the result of exercising our rights to buy out a substantial amount of portfolio equity owned by our Relationship Managers and sales managers during the third quarter of 2010. We realized a reduction of approximately $0.6 million in monthly residual commission expense beginning in the fourth quarter of 2010. The amount of future annual reductions in residual commission expense will be impacted by merchant attrition. Partially offsetting these reductions were increased costs associated with servicing higher SME bankcard processing volume and increased costs of sales and servicing related to the higher payroll and equipment-related revenues.

•
Our general and administrative expenses increased $2.9 million, or 10.9%, from $27.1 million in the three months ended March 31, 2010 to $30.0 million in the three months ended March 31, 2011. General and administrative expenses in the three months ended March 31, 2010 included $2.1 million for our periodic sales and servicing organization summit. Excluding these summit expenses, our general and administrative expenses in 2011 increased $5.1 million, or 20.3%, primarily due to a $1.7 million increase in personnel costs, a $0.5 million increase in occupancy costs, a $1.1 million increase in equipment lease expense, a $0.7 million increase in travel, and $0.4 million in telecommunication expenses. General and administrative expenses as a percentage of total revenue for the three months ended March 31, 2011 was 6.4%, a decrease from 6.6% for the three months ended March 31, 2010.

•
As a result of the increase in Net Revenue and reductions in Processing and Servicing Expenses, our income from operations, which we also refer to as operating income, increased $12.0 million to $14.6 million for the three months ended March 31, 2011, from $2.6 million for the three months ended March 31, 2010. Our Operating Margin, which we measure as operating income divided by net revenue, was 12.9% for the three months ended March 31, 2011, compared to 2.5% for the three months ended March 31, 2010.

See “— Results of Operations — Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010” for a more detailed discussion of our first quarter financial results.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements are unaudited. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at March 31, 2011, our results of operations, our changes in stockholders' equity and our cash flows for the three months ended March 31, 2011 and 2010. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2011. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010. The critical accounting estimates described here are those that are most important to the depiction of our financial condition and results of operations, including those whose application requires management's most subjective judgment in making estimates about the effect of matters that are inherently uncertain. The line items on our income statement and balance sheet, which are impacted by management's estimates, are described below.

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
However, for our Network Services Merchants, we record our processing revenues net of interchange fees because the daily cash settlement with Network Services Merchants is net of interchange fees.

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

The amount of the up-front signing bonus paid for new SME bankcard, payroll and check processing accounts is based on the estimated gross margin for the first year of the merchant contract. The gross signing bonuses paid during the three months ended March 31, 2011 and 2010 were $7.3 million and $5.7 million, respectively, and for the full year ended December 31, 2009 were $28.6 million. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The net signing bonus adjustments made during the three months ended March 31, 2011 and 2010 were $(0.2) million and $(0.7) million, respectively. Positive signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year exceeds the estimated gross margin for that year, resulting in the underpayment of the up-front signing bonus and would be paid to the relevant sales person. Negative signing bonus adjustments result from prior overpayments of up-front signing bonuses, and would be recovered from the relevant salesperson. The amount of signing bonuses paid which remained subject to adjustment at March 31, 2011 was $28.0 million.

The deferred acquisition cost component is accrued for vested salespersons over the first year of SME bankcard merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss for the three months ended March 31, 2011 or the year ended December 31, 2010.

Accrued Buyout Liability
We pay our salespersons residual commissions based on the gross margin generated from the monthly processing activity of SME merchants signed by them. We refer to these residual commissions as the ''owned'' portion of such commissions, or ''portfolio equity.'' The salesperson has no obligation to perform additional services for the merchant for so long as the merchant continues processing with us. We accrue the buyout liability, which represents the estimated current settlement cost of buying out all vested and expected-to-vest salespersons for the owned portion of such commissions. We also record a deferred acquisition cost asset related to those buyouts, and amortize that asset as an expense over the initial 3-year contract term.

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

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.2 million at March 31, 2011 and December 31, 2010.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 to 2 ½ years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During the three months ended March 31, 2011 and 2010 we made buyout payments of approximately $3.2 million and $1.9 million respectively, and during the 2010 full year, we made buyout payments of approximately $25.2 million.

During the third quarter of 2010, we exercised our rights to buy out a substantial amount of portfolio equity owned by our Relationship Managers and sales managers. As a result of these buyouts, we reduced our Accrued Buyout Liability recorded on the Consolidated Balance Sheet by the approximately $17.7 million of cash payments we made. We realized a reduction of approximately $0.6 million in monthly residual commission expense beginning in the fourth quarter of 2010. We expect to make significant buyout payments in the future, subject to available cash, as such buyouts reduce the monthly payments we will have to make to our salespersons for such merchants in the future. The amount of future annual reductions in residual commission expense will be impacted by any additional portfolio buyouts and merchant attrition.

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

Since our announcement of the Processing System Intrusion on January 20, 2009 and through March 31, 2011, we have expensed a total of $146.4 million, before reducing those charges by $31.2 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, related to settlements of claims. Approximately $31.7 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.
During the three months ended March 31, 2011, we incurred approximately $0.3 million, or less than one cent per share, for legal fees and costs we incurred for defending various claims and actions for the Processing System Intrusion. During the three months ended March 31, 2010, we recovered from our insurance providers approximately $26.8 million of the costs we had previously incurred for the Processing System Intrusion and expensed approximately $6.4 million for accruals, legal fees and costs we incurred for defending various claims and actions, resulting in a net recovery of $20.4 million, or $0.32 per share for that period.
At March 31, 2011, we carried a $1.7 million Reserve for Processing System Intrusion on our Consolidated Balance Sheet. See “— Overview — Processing System Intrusion” for a discussion of settlements paid and charged to this Reserve for Processing System Intrusion during 2010 and 2009.
We are prepared to vigorously defend our company against any unsettled claims relating to the Processing System Intrusion that have been asserted against us and our sponsor banks to date. We feel we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion. Additional costs we expect to incur for legal fees and settlements related to the Processing System Intrusion will be recognized as incurred. Such costs, together with any amounts payable related to the unsettled claims, could be material and could adversely impact our results of operations, financial condition and cash flow.

Processing Liabilities and Loss Reserves
The majority of our processing liabilities include funds in transit associated with bankcard and check processing. At

March 31, 2011, cash included approximately $31.6 million of processing-related cash in transit and collateral, compared to approximately $25.6 million of processing-related cash in transit and collateral at December 31, 2010. In addition, we maintain merchant deposits to offset potential liabilities from merchant chargeback processing.

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder's dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant's favor. In these cases, the transaction is ''charged back'' to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At March 31, 2011 and December 31, 2010, we held SME merchant deposits totaling $10.1 million and $9.2 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent bankcard processing volume. At both March 31, 2011 and December 31, 2010, our loss reserve totaled $1.7 million. Aggregate SME bankcard merchant losses, including losses charged to operations and the loss reserve, were $1.3 million and $3.1 million for the three months ended March 31, 2011 and 2010.

During the fourth quarter of 2010, we converted Network Services' settled transaction from a third party processor and began settling Network Services Merchant accounts, and processing chargebacks originating from these merchants, on Passport. Prior to this, these chargebacks were processed and carried by Fifth Third Processing Solutions, which was our third-party outsourced processor for settling Network Services Merchant accounts. Chargeback losses originating from Network Services bankcard processing on Passport during the full year 2010 and three months ended March 31, 2011 were insignificant.

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

The weighted-average fair value of options we granted during 2010 and 2009 were $6.12 and $3.12, respectively. We did not grant any stock options during the three months ended March 31, 2011. The fair value of options granted during 2010 and 2009 was estimated at the grant date using the following weighted average assumptions:

	Year Ended December 31,
	2010	2009
Expected volatility	54%	48%
Expected life	3.75 years	3.75 to 4.0 years
Expected Dividends	0.40%	0.47%
Risk-free interest rate	1.21%	1.76%
In the third quarter of 2008, our Board of Directors approved a performance-based stock option program. Under this program, we granted 2.5 million performance-based stock options to our employees. These stock options were granted to those employees who the Board of Directors determined could have significant impact on successfully integrating the recently acquired Network Services business and effectively executing our growth plan. These stock options have a five-year term and would vest in equal amounts in 2011, 2012 and 2013 only if over the term of the stock options, both of the following performance conditions are achieved:

•	Consolidated net revenue grows at a compound annual rate of at least 15%; and

•	Fully diluted EPS grows at a compound annual rate of at least 25%.

As of March 31, 2011 and December 31, 2010, 2009 and 2008, management believed that achieving these performance conditions was not “more likely than not” to occur; therefore, no share-based compensation expense was recorded for these stock options for these performance-based options. The evaluation of the likelihood of achieving these performance conditions will be repeated quarterly, and if vesting of some or all of the options becomes more likely than not, share-based compensation expense will be recorded.

In the second quarter of 2009, our Board of Directors approved grants of 930,000 stock options subject to multiple vesting conditions. Under these stock options, the employee must provide continuous service over four years and a market price condition must be satisfied within those four years. These stock options have a five-year term and could vest in equal amounts in 2010, 2011, 2012 and 2013 only if during the four-year service period, the price of our common stock as reported by the New York Stock Exchange exceeds two or three times the exercise price for 30 consecutive trading days. The grant date fair values of these multiple vesting condition options are recognized as compensation expense over their four-year service periods. At March 31, 2011, none of the 930,000 stock options have vested.

In the fourth quarter of 2010, our Board of Directors approved grants of 508,800 performance-based Restricted Share Units. These Restricted Share Units are share awards which would vest 50% in 2013, 25% in 2014, and 25% in 2015 only if over the term of these Restricted Share Units, the following diluted earnings per share targets for the years ended December 31, 2012, 2013 and 2014 are achieved:

	2012	2013	2014
Diluted Earnings Per Share (a)	$1.48	$1.74	$2.04

(a)	Calculated on a Pro Forma basis to exclude non-operating gains and losses, if any, and excluding the after-tax impact of Stock Compensation Expense.

As of March 31, 2011 and December 31, 2010, management believed that achieving these performance targets was not “more likely than not” to occur; therefore, no share-based compensation expense was recorded for these Restricted Share Units. The evaluation of the likelihood of achieving these performance targets will be repeated quarterly, and if vesting of some or all of the Restricted Share Units becomes more likely than not, share-based compensation expense will be recorded. The closing price of our common stock on the grant date equals the grant date fair value of these nonvested Restricted Share Units awards and would be recognized as compensation expense over their vesting periods.

In 2010 and 2009, our Board of Directors approved grants of 102,240 and 362,360 Restricted Share Units, respectively. These Restricted Share Units are share awards which will vest over a four-year service period as employees perform service. The closing price of our common stock on the grant date equals the grant date fair value of these nonvested share awards and will be recognized as compensation expense over their four-year service periods.

Goodwill
Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. We recorded goodwill in connection with our acquisitions including our recent 2010 and 2011 acquisitions of

Lunchbox, Comalex and mySchoolBucks. Goodwill is tested for impairment at least annually and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of the reporting unit. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred.  Such changes may include, among others: a significant decline in expected future cash flows; a sustained decline in market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates.  We perform annual goodwill impairment testing in the fourth quarter. Our evaluation indicated that no impairment existed as of December 31, 2010. At March 31, 2011 and December 31, 2010, goodwill of $75.0 million and $68.3 million, respectively, was recorded on our Consolidated Balance Sheet. We may be required to record goodwill impairment losses in future periods, whether in connection with our next annual impairment testing in the fourth quarter of 2011 or subsequent to that, if any such indicators constitute a triggering event in other than the quarter in which the annual goodwill impairment test is performed.  It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.

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

We also account for the recognition and measurement of tax benefits associated with uncertain tax positions. This requires evaluations of individual tax positions to determine whether any part of that position can be recognized or continues to be recognized in the financial statements. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. We had approximately $1.4 million of total gross unrecognized tax benefits as of March 31, 2011, approximately $0.9 million of which would impact the effective tax rate.

Results of Operations
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Three months ended March 31, 2011	% of Total Revenue	Three months ended March 31, 2010	% of Total Revenue	Change
					Amount	%
Total Revenues	$467,646	100.0%	$411,156	100.0%	$56,490	13.7%
Costs of Services:
Interchange	320,799	68.6%	281,050	68.4%	39,749	14.1%
Dues, assessments and fees	34,150	7.3%	26,270	6.4%	7,880	30.0%
Processing and servicing	52,556	11.2%	57,018	13.9%	(4,462)	(7.8)%
Customer acquisition costs	11,658	2.5%	13,365	3.3%	(1,707)	(12.8)%
Depreciation and amortization	3,875	0.8%	3,754	0.9%	121	3.2%
Total costs of services	423,038	90.5%	381,457	92.8%	41,581	10.9%
General and administrative	30,046	6.4%	27,100	6.6%	2,946	10.9%
Total expenses	453,084	96.9%	408,557	99.4%	44,527	10.9%
Income from operations	14,562	3.1%	2,599	0.6%	11,963	460.3%
Other income (expense):
Interest income	41	—%	31	—%	10	32.3%
Interest expense	(1,192)	(0.3)%	(1,101)	(0.3)%	(91)	8.3%
(Provision for) recovery of processing system intrusion costs	(303)	(0.1)%	20,364	5.0%	(20,667)	(101.5)%
Other, net	(437)	(0.1)%	945	0.2%	(1,382)	(146.2)%
Total other income (expense)	(1,891)	(0.4)%	20,239	4.9%	(22,130)	(109.3)%
Income before income taxes	12,671	2.7%	22,838	5.6%	(10,167)	(44.5)%
Provision for income taxes	4,809	1.0%	8,594	2.1%	(3,785)	(44.0)%
Net income	7,862	1.7%	14,244	3.5%	(6,382)	(44.8)%
Less: Net income attributable to noncontrolling interests	47		16		31
Net income attributable to Heartland	$7,815	1.7%	$14,228	3.5%	$(6,413)	(45.1)%
Total Revenues. Total revenues increased by 13.7% from $411.2 million in the three months ended March 31, 2010 to $467.6 million in the three months ended March 31, 2011, primarily as a result of a $55.0 million, or 13.8% increase in processing revenues. The breakout of our total revenues for the three months ended March 31, 2011 and 2010 was as follows (in thousands of dollars):

	Three Months Ended March 31,		Change from Prior Year
	2011	2010	Amount	%
Processing revenues, gross (a)	$454,256	$399,219	$55,037	13.8%
Payroll processing revenues	5,709	4,943	766	15.5%
Equipment-related income	7,681	6,994	687	9.8%
Total Revenues	$467,646	$411,156	$56,490	13.7%

(a)	Includes Visa, MasterCard, AMEX and Discover bankcard processing revenues, AMEX fees, check processing fees, customer service fees, gift card, loyalty, K to 12 and other miscellaneous revenue.
The $55.0 million increase in processing revenues from $399.2 million in the three months ended March 31, 2010 to $454.3 million in the three months ended March 31, 2011 was primarily due to higher SME merchant card processing revenues. Revenues from our SME bankcard processing increased due to higher SME bankcard processing volume. For the three months ended March 31, 2011, our SME bankcard processing volume increased 7.1% to $15.4 billion, compared to $14.4 billion for the three months ended March 31, 2010, reflecting increases for same store sales growth, new SME merchants installed, and growth in American Express and Discover processing. We include American Express volume in our SME bankcard processing volume only where we receive percentage-based residual compensation for that volume. Network Services increased its bankcard processing revenues based on the 123 million transactions it settled, representing $3.1 billion in processing volume, and the 624 million transactions it authorized through its front-end card processing systems during the three months ended March 31, 2011, as compared to the 108 million transactions it settled, representing $2.5 billion in processing volume, and the 577 million transactions it authorized through its front-end card processing systems during the three months ended March 31, 2010. We report Network Services’ settled bankcard processing revenues net of credit interchange and dues and assessments because the daily cash settlement with Network Services’ merchants is on a net basis.
Payroll processing revenues, which include fees earned on payroll processing services and interest income earned on funds held for customers, increased by 15.5%, from $4.9 million in the three months ended March 31, 2010 to $5.7 million in the three months ended March 31, 2011, primarily due to the 16.0% increase in the number of payroll processing customers from 10,226 at March 31, 2010 to 11,867 at March 31, 2011.
Equipment-related income increased by $0.7 million, or 9.8%, from $7.0 million in the three months ended March 31, 2010 to $7.7 million in the three months ended March 31, 2011, primarily due to increases in revenues from the sale of card processing terminals, including our proprietary terminals, referred to as E3 Terminals, which encrypt cardholder data as the card is being swiped, and from sales of equipment in our recently acquired K to 12 School Solutions businesses.
Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 8.5% from $103.8 million in the three months ended March 31, 2010, to $112.7 million in the three months ended March 31, 2011. The increase in net revenue was driven primarily by increases in SME bankcard processing volume, Payroll processing revenues, newly acquired K to 12 School Solutions processing revenues and equipment-related revenues.
Costs of services. Costs of services increased 10.9% from $381.5 million in the three months ended March 31, 2010 to $423.0 million in the three months ended March 31, 2011, due primarily to increases in interchange fees, dues, assessments and fees, and processing and servicing expense. Costs of services represented 90.5% of total revenues in the three months ended March 31, 2011, down from 92.8% in the three months ended March 31, 2010.
Interchange fees increased 14.1% from $281.1 million in the three months ended March 31, 2010 to $320.8 million in the three months ended March 31, 2011, and represented 68.6% of total revenues in the three months ended March 31, 2011 compared to 68.4% in the three months ended March 31, 2010. The increase in interchange fees was primarily due to higher SME bankcard processing volume in the three months ended March 31, 2011, especially for American Express and Discover which generally have higher interchange rates than Visa and MasterCard.
Dues, assessments and fees increased 30.0% from $26.3 million in the three months ended March 31, 2010 to $34.2 million in the three months ended March 31, 2011, primarily as a result of increases in Visa and MasterCard assessments which we pass through to our merchants, and also due to higher SME bankcard processing volume. Dues, assessments and fees were 7.3% of total revenues in the three months ended March 31, 2011, compared to 6.4% in the three months ended March 31, 2010.
Processing and servicing expense for the three months ended March 31, 2011 decreased by $4.5 million, or 7.8%, compared with the three months ended March 31, 2010. The decrease in processing and servicing expense for the three months ended March 31, 2011 was primarily due to reductions in transaction processing costs on Network Services' front-end transactions, lower residual commission expense, reduced merchant losses and reduced costs of support personnel, particularly account managers. Lower residual commissions were the result of exercising our rights to buy out a substantial amount of portfolio equity owned by our Relationship Managers and sales managers during the third quarter of 2010. We continue to buy out portfolio equity. See "— Critical Accounting Estimates — Accrued Buyout Liability" for more detail. Partially offsetting these reductions were increased costs associated with servicing higher bankcard processing volume and increased costs of sales and servicing related to the higher payroll and equipment-related revenues. As a percentage of total revenue, processing and servicing expense decreased to 11.2% for the three months ended March 31, 2011 compared with 13.9% for the three months ended March 31, 2010.
Customer acquisition costs for the three months ended March 31, 2011 decreased by $1.7 million, or 12.8% compared with the three months ended March 31, 2010. This decline reflects the impacts of the lower levels of new gross margin installed by our sales force. Customer acquisition costs for the three months ended March 31, 2011 and 2010 included the following components (in thousands of dollars):

	Three Months Ended March 31,
	2011	2010
Amortization of signing bonuses, net	$8,514	$9,973
Amortization of capitalized customer deferred acquisition costs	3,867	4,075
Increase in accrued buyout liability	2,607	3,127
Capitalized customer deferred acquisition costs	(3,330)	(3,810)
Total Customer Acquisition Costs	$11,658	$13,365
Depreciation and amortization expenses increased 3.2% from $3.8 million in the three months ended March 31, 2010 to $3.9 million in the three months ended March 31, 2011. Most of our investments in information technology have been for security-related enhancements and in support of the continuing development of HPS Exchange, Passport and other processing-

related initiatives. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized increased from $2.4 million in the three months ended March 31, 2010 to $5.2 million in the three months ended March 31, 2011. The total amount of capitalized costs for projects placed in service in the three months ended March 31, 2011 and 2010 was $2.2 million and $3.1 million, respectively.
General and administrative. General and administrative expenses increased $2.9 million, or 10.9%, from $27.1 million in the three months ended March 31, 2010 to $30.0 million in the three months ended March 31, 2011. General and administrative expenses in the 2010 period included $2.1 million for our periodic sales and servicing organization summit. Excluding these summit expenses, our general and administrative expenses in 2011 increased $5.1 million, or 20.3%, primarily due to a $1.7 million increase in personnel costs, a $0.5 million increase in occupancy costs, a $1.1 million increase in equipment lease expense, a $0.7 million increase in travel, and $0.4 million in telecommunication expenses. General and administrative expenses as a percentage of total revenue for the three months ended March 31, 2011 was 6.4%, a decrease from 6.6% for the three months ended March 31, 2010.
Income from operations. As a result of the increase in net revenue and reductions in processing and servicing expenses, our income from operations, which we also refer to as operating income, improved to $14.6 million for the three months ended March 31, 2011, from $2.6 million for the three months ended March 31, 2010. Our operating margin, which we measure as operating income divided by net revenue, was 12.9% for the three months ended March 31, 2011, compared to 2.5% for the three months ended March 31, 2010.
Interest expense. Interest expense for the three months ended March 31, 2011 was $1.2 million, compared with $1.1 million for the three months ended March 31, 2010. Interest expense in both periods includes interest incurred under our Credit Facilities and interest we recorded on payables to our sponsor banks. See “—Liquidity and Capital Resources—Credit Facility” for more detail on our borrowings. In addition, interest expense for the three months ended March 31, 2010 included approximately $0.2 million of interest on borrowings we incurred to settle with Visa in February 2010. See “— Overview —Processing System Intrusion" for more detail. Interest expense which we recorded on payables to our sponsor banks resulted from our practice of having our sponsor banks advance interchange fees to most of our SME merchants. Generally, we fund these advances to our SME merchants first with our available cash, then by incurring a payable to our sponsor banks when that cash has been expended. We pay our sponsor banks the prime rate on these payables.
(Provision for) recovery of processing system intrusion costs. See “—Overview—Processing System Intrusion and —Critical Accounting Estimates—Reserve for Processing System Intrusion” for more details on the Processing System Intrusion.
During the three months ended March 31, 2011, we recorded total expenses of $0.3 million, less than one cent per share, associated with the Processing System Intrusion. For the three months ended March 31, 2010, we recovered from our insurance providers approximately $26.8 million of the costs we incurred for the Processing System Intrusion and expensed approximately $6.4 million for accruals, legal fees and costs we incurred for defending various claims and actions, for a net recovery of $20.4 million, or $0.32 per share.
Other income (expense), net. Other, net for the three months ended March 31, 2011 included pre-tax charges of $0.5 million reflecting the estimated liability for costs (primarily accrued staff termination costs and fixed asset write downs) associated with the closing of our Johnson City, Tennessee service center. Other, net for the three months ended March 31, 2010 reflected a net legal settlement received during that period.

Income taxes. Income taxes for the three months ended March 31, 2011 were an expense of $4.8 million, reflecting an effective tax rate of 38.0%. This compares to income tax expense of $8.6 million for the three months ended March 31, 2010, reflecting an effective tax rate of 37.6%.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $7.8 million for the three months ended March 31, 2011. This compares to a net income of $14.2 million for the three months ended March 31, 2010.

Balance Sheet Information

	March 31, 2011	December 31, 2010
	(in thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$43,873	$41,729
Funds held for payroll customers	41,908	36,523
Receivables, net	179,855	175,530
Current tax asset	15,088	18,652
Current deferred tax assets, net	9,447	7,250
Capitalized customer acquisition costs, net	57,316	59,251
Property and equipment, net	105,601	102,248
Goodwill	75,041	68,319
Intangible assets, net	31,471	31,160
Total assets	584,338	561,464
Due to sponsor banks	82,431	72,573
Accounts payable	40,070	42,126
Deposits held for payroll customers	41,908	36,523
Borrowings:
Current portion	30,245	38,286
Long term portion	81,250	85,000
Accrued buyout liability:
Current portion	5,733	5,560
Long term portion	22,509	23,250
Reserve for Processing System Intrusion	1,676	1,618
Total liabilities	397,145	383,870
Total stockholders’ equity	186,738	177,293
March 31, 2011 Compared to December 31, 2010
Total assets increased $22.9 million, or 4.1%, to $584.3 million at March 31, 2011 from $561.5 million at December 31, 2010, primarily due to increases in cash, funds held for payroll customers, receivables, property and equipment, and goodwill. Cash increased $2.1 million, or 5.1%, primarily due to higher balances in processing related cash during the three months ended March 31, 2011 (see “— Liquidity and Capital Resources” for more detail). The $5.4 million increase in funds held for payroll customers was offset by an equal increase in deposits held for payroll customers. The increase in goodwill resulted from the 2011 acquisitions of the K to 12 School Services businesses of Comalex, Inc. and mySchoolBucks, LLC (see “— Liquidity and Capital Resources” for more detail).
Our receivables, which increased $4.3 million or 2.5% from December 31, 2010, are primarily due from our bankcard processing merchants and result in large part from our practice of advancing interchange fees to most of our SME merchants during the month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge merchants for processing transactions. Generally, these advances to our SME merchants are funded first with our available cash, then by incurring a payable to our sponsor banks when that cash has been expended. Our receivables from bankcard processing merchants increased $3.4 million from December 31, 2010. At March 31, 2011, we used $28.4 million of available cash to fund merchant advances and at December 31, 2010, we used $29.5 million of cash to fund merchant advances. The amount due to sponsor banks for funding advances was $77.5 million at March 31, 2011 and $63.2 million at December 31, 2010. The payable to sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment and check processing terminals.
Total borrowings decreased $11.8 million, or 9.6%, to $111.5 million at March 31, 2011 from $123.3 million at December 31, 2010, primarily due to repaying $8.0 million of the outstanding balance under our Revolving Credit Facility and a $3.8 million quarterly amortization payment due under our Term Credit Facility. See “—Liquidity and Capital Resources” for discussion of Credit Facilities.

Total stockholders’ equity increased $9.4 million from December 31, 2010 primarily due to recording net income of $7.8 million for the three months ended March 31, 2011. Other increases in total stockholders’ equity for the three months ended March 31, 2011 included proceeds received from the exercise of stock options, tax benefits related to those stock option exercises and stock-based compensation expense.

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
Our cash requirements include funding payments to salespersons for signing bonuses, residual commissions and residual buyouts, paying interest expense and other operating expenses, including taxes, adding to our primary service center, investing in our technology infrastructure, and making acquisitions of businesses or assets. We expect that our future cash requirements will continue to include amounts required to defend against claims arising from the Processing System Intrusion; such costs could be material. At times, we have used cash to repurchase our common stock.

Other than borrowings we had used to fund certain acquisitions and settlements of claims related to the Processing System Intrusion, we fund our cash needs primarily with cash flow from our operating activities and through our agreements with our sponsor banks to fund SME merchant advances. We believe that our current cash and investment balances, cash generated from operations and our agreements with our sponsor banks to fund SME merchant advances will provide sufficient liquidity to meet our anticipated needs for operating capital for at least the next twelve months.
Working Capital. Our working capital, defined as current assets less current liabilities, was positive by $47.6 million at March 31, 2011. Prior to refinancing of our credit facility in November 2010, our net working capital position was negative, reflecting (i) our previous revolving credit facility with its $75.0 million in borrowings classified as a current liability, and (ii) a $28.0 million Bridge Loan, which was due on February 17, 2011. See “— Credit Facilities” for discussion of our refinancing.

At March 31, 2011 we had cash on our Balance Sheet totaling $43.9 million compared to cash of $41.7 million at December 31, 2010 . Our March 31, 2011 cash balance included approximately $31.6 million of processing-related cash in transit and collateral, compared to approximately $25.6 million of cash in transit and collateral at December 31, 2010. As of March 31, 2011, we had used $28.4 million of its available cash to fund merchant advances and at December 31, 2010, we had used $29.5 million of its cash to fund merchant advances.

On March 31, 2011, we had borrowed $15.2 million of the total $50.0 million available to us under our Revolving Credit Facility. See “— Credit Facilities” for more details.

Settlements of Claims Related to the Processing System Intrusion. In 2009 and 2010, we had entered into settlements with the bankcard networks for various claims and disputes related to the Processing System Intrusion. See “— Overview — Processing System Intrusion” for a more detailed discussion of each claim and settlement.
2010 and 2011 Acquisitions. On December 30, 2010, we purchased for a $7.7 million cash payment the net assets of the K to 12 School Services business operated by Lunchbox. This acquisition was financed through a combination of cash on hand and our Revolving Credit Facility. We repaid the amount we borrowed under our Revolving Credit Facility in the first quarter of 2011. Lunchbox serves approximately 4,400 schools. Lunchbox develops, manufactures, sells and services and maintains computer software designed to facilitate accounting and management functions of food service operations of K to 12 schools.

School districts use Lunchbox for point-of-sale platforms for their cafeteria serving line, free and reduced meal application processing, inventory, menu planning, nutritional analysis and online payments. These platforms are Web-based software which provide real-time communication and interaction between the district's central office and schools. Lunchbox uses touch screen technology and offers optional biometrics, reimbursable meal vending, meal application scanning and on-line application processing.

On January 12, 2011 and February 4, 2011, we acquired the K to 12 School Services businesses of Comalex, Inc. and mySchoolBucks, LLC. We made cash payments of $6.1 million and $1.5 million, respectively, for the net assets of Comalex and mySchoolBucks. These acquisitions were funded with cash on hand. Comalex and mySchoolBucks added approximately 3,700 and 900 schools, respectively, to our K to 12 School Services product. These acquisitions will enable us to offer Internet payment capability, which enables on-line deposits of funds into student accounts and enables schools to operate more efficiently. We plan to consolidate the individual platforms and products of Lunchbox, Comalex and mySchoolBucks to optimize synergies, cost efficiencies and product offerings to our customers.

The acquisitions of Lunchbox, Comalex and mySchoolBucks are not expected to have a material impact on earnings in the near term.

Cash Flow Provided By (Used In) Operating Activities. We reported net cash provided by operating activities of $31.8 million in the three months ended March 31, 2011, compared to net cash used in operating activities of $21.6 million in the three months ended March 31, 2010.
The primary reason for the negative operating cash flow for the three months ended March 31, 2010 was the payment of $58.6 million, which is reflected in the reduction of our Reserve for Processing System Intrusion, for the settlement with Visa. The Settlement Agreement with Visa required us to obtain a loan of at least $53.0 million from our Sponsor Banks, the proceeds of which were used to fund the settlement amount (see “— Overview —Processing System Intrusion” for more detail). The $53.0 million of proceeds from the loans we obtained from our Sponsor Banks are included in Cash Flow Provided by Financing Activities for the three months ended March 31, 2010 (See “— Cash Flow (Used In) Provided By Financing Activities"). Partially offsetting the impact of the Visa settlement on our operating cash flow for the three months ended March 31, 2010 was approximately $26.8 million of cash we recovered from our insurance providers against certain costs we incurred for the Processing System Intrusion.

Other major determinants of operating cash flow are net signing bonus payments, which consume operating cash as we install new merchants, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout Liability” for more information. We paid net signing bonuses of $7.1 million and $5.0 million, respectively, in the three months ended March 31, 2011 and 2010. The increase in net signing bonuses paid during the three months ended March 31, 2011 reflects a year-over-year improvement in newly installed gross margin. In the three months ended March 31, 2011 and 2010, we reduced our accrued buyout liability by making buyout payments of $3.2 million and $1.9 million, respectively. See “— Balance Sheet Information” for a discussion of the impacts of buyouts which we initiated in the three months ended September 30, 2010.
Cash Flow Used In Investing Activities. Net cash used in investing activities was $17.4 million for the three months ended March 31, 2011, compared to $4.1 million for the three months ended March 31, 2010. The amount of cash used in investing activities during the three months ended March 31, 2011 included $7.6 million for the acquisitions of Comalex, Inc. and mySchoolBucks, LLC.
We made capital expenditures of $9.1 million during the three months ended March 31, 2011, compared to $4.2 million in the three months ended March 31, 2010. Capital expenditures include costs of $1.6 million and $0.6 million in the three months ended March 31, 2011 and 2010, respectively, related to the additions to our primary service center facility in Jeffersonville, Indiana. See “—Contractual Obligations” for more detail regarding cumulative cash outlays and expected future funding requirements related to our primary service center. We also continued building our technology infrastructure, primarily for hardware and software needed for the development and expansion of our operating platforms. To further develop our technology, we anticipate that these expenditures will continue near current levels.
Cash Flow (Used In) Provided By Financing Activities. Net cash used in financing activities was $12.3 million for the three months ended March 31, 2011, compared to net cash provided by financing activities of $52.9 million for the three months ended March 31, 2010. Cash flow from financing activities in the three months ended March 31, 2010 included the $53.0 million of proceeds from the loans we obtained from our Sponsor Banks to use in funding the February 18, 2010 settlement with Visa (see “— Overview — Processing System Intrusion” for more detail).
During the three months ended March 31, 2011 and 2010, we made term loan amortization payments of $3.8 million and $2.1 million due under our Term Credit facility and during the three months ended March 31, 2011 we paid down $8.0 million on our Revolving Credit Facility. See “— Credit Facilities” for more details.
Cash dividends paid in the three months ended March 31, 2011 were $1.5 million, compared to dividends paid of $0.4 million in the three months ended March 31, 2010. See “— Dividends on Common Stock” for more information on our common stock dividends. During the three months ended March 31, 2011 and 2010, employees exercised stock options generating cash proceeds in the aggregate of $0.7 million and $1.8 million, respectively.
Credit Facilities. On November 24, 2010, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders who are a party to the Credit Agreement. Credit extended under the Credit Agreement is guaranteed by our subsidiaries and is secured by substantially all of our assets and the assets of our subsidiaries. The Credit Agreement amended and restated in its entirety our previous amended and restated credit agreement entered into on May 30, 2008, as amended (the “Previous Credit Agreement”), between us and certain of the parties to the Credit Agreement. On February 18, 2010, we entered into the Commitment Increase Agreement with KeyBank as one of the lenders under the Previous Credit Agreement to increase the total commitment under that facility's revolving credit facility by $25 million.

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
At March 31, 2011, there was $15.2 million outstanding under the Revolving Credit Facility and $96.3 million outstanding under the Term Credit Facility.

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

Dividends on Common Stock. The following table summarizes quarterly cash dividends declared and paid on our common stock during 2011 and 2010:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Three Months Ended March 31, 2011:
February 16, 2011	March 4, 2011	March 15, 2011	$0.04

Twelve Months Ended December 31, 2010:
February 18, 2010	March 5, 2010	March 15, 2010	$0.01
May 4, 2010	May 25, 2010	June 15, 2010	$0.01
August 3, 2010	August 25, 2010	September 15, 2010	$0.01
November 2, 2010	November 23, 2010	December 15, 2010	$0.01
Contractual Obligations. The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we must do so. As the majority of our SME transactions involve the delivery of the product or service at the time of the transaction, a good basis to estimate our exposure to chargebacks is the last four months' bankcard processing volume on our SME portfolio, which was $20.9 billion for the four months ended March 31, 2011 and $21.7 billion for the four months ended December 31, 2010. However, during the four months ended March 31, 2011 and December 31, 2010, we were presented with $8.8 million and $10.1 million, respectively, of chargebacks by issuing banks. In the three months ended March 31, 2011 and the year ended December 31, 2010, we incurred merchant credit losses of $1.3 million and $9.1 million, respectively, on total SME bankcard dollar volumes processed of $15.4 billion and $63.1 billion, respectively. These credit losses are included in processing and servicing expense in our Consolidated Statement of Income.
During the fourth quarter of 2010, we converted Network Services' settled transaction from a third party processor and began settling Network Services Merchant accounts, and processing chargebacks originating from these merchants, on Passport. Prior to this, these chargebacks were processed and carried by Fifth Third Processing Solutions, which was our third-party outsourced processor for settling Network Services Merchants. Chargeback losses originating from Network Services'

bankcard processing on Passport during the three months ended March 31, 2011 and 2010 full year were insignificant.
The following table reflects our significant contractual obligations as of March 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Processing providers (a)	$16,907	$11,835	$1,939	$3,133	$—
Telecommunications providers	7,141	4,024	3,117	—	—
Office and equipment leases	22,356	6,635	8,760	3,426	3,535
Term Credit Facility (b)	96,250	15,000	36,250	45,000	—
Construction & equipment (c)	3,983	3,983	—	—	—
Capital lease obligation	45	45	—	—	—
	$146,682	$41,522	$50,066	$51,559	$3,535

(a)
We have agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. Our agreements with third-party processors require us to submit a minimum monthly number of transactions or volume for processing. If we submit a number of transactions or volume that is lower than the minimum, we are required to pay the third-party processors the fees that they would have received if we had submitted the required minimum number or volume of transactions.

(b)
Interest rates on the Term Credit Facility are variable in nature; however, in January 2011 we entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50.0 million. If interest rates were to remain at the March 31, 2011 level, we would make interest payments of $3.2 million in the next 1 year, $4.7 million in the next 1 to 3 years and $1.6 million in the next 3 to 5 years or a total of $9.5 million including net settlements on the fixed-pay amortizing interest rate swaps. In addition, we had $15.2 million outstanding under our Revolving Credit Facility at March 31, 2011. The Revolving Credit Facility is available on a revolving basis until November 24, 2015.

(c)
These amounts relate to contractual commitments we have for outfitting and constructing additions to our service center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with this development. Through March 31, 2011, we have spent approximately $71.8 million of our cash on our service center, including $1.7 million to acquire land.

Unrecognized Tax Benefits. At March 31, 2011, we had gross tax-effected unrecognized tax benefits of approximately $1.4 million. See “— Critical Accounting Estimates — Income Taxes.” As of March 31, 2011 we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

Legal and Regulatory Considerations
The following is a description of material developments that occurred during the quarter ended March 31, 2011 in legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

On October 14, 2009, the Clark County Indiana Teachers Federal Credit Union filed a complaint in the Clark Circuit Superior Court of the State of Indiana. This action is captioned Clark County Indiana Teachers Federal Credit Union v. Heartland Payment Systems, Inc., Civ. No. 10D02-0910-LL-1209, and asserts claims for negligence and breach of contract. On March 14, 2011, we entered into a settlement agreement with the Clark County Indiana Teachers Federal Credit Union, which was immaterial in amount and significance. On March 17, 2011, the Court dismissed the action with prejudice.

On January 19, 2010, financial institution plaintiffs, including certain of the named plaintiffs in the MDL proceedings which are described in our Annual Report on Form 10-K for the year ended December 31, 2010, commenced an action against our sponsor banks in the United States District Court for the Southern District of Texas, captioned Lonestar National Bank, N.A. et al. v. KeyBank NA, et al., Civ. No. 4:10-cv-00171. This action against our sponsor banks asserts common-law claims similar to those asserted against us, and likewise seeks to represent all financial institutions that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion. On March 4, 2010, this action was transferred to the judge overseeing the MDL proceedings. On April 9, 2010, our sponsor banks moved to dismiss the complaint. On March 31, 2011, the Court entered an order granting the sponsor banks' motions to dismiss the complaint and invited additional briefing on the effect of the Court's order on our pending motion to dismiss. The sponsor banks could seek indemnification from us in regard to the claims asserted in this action.

On September 9, 2009, VeriFone Israel Ltd. filed a lawsuit in the Northern District of California alleging patent infringement of U.S. Patent No. 6,853,093 (“the '093 patent”) by our NP3000 payment terminals. VeriFone Israel sought injunctive relief against the alleged infringement and damages, including enhanced damages for willfulness and reasonable attorneys fees. On October 13, 2009, VeriFone Israel Ltd. amended its complaint to add an additional plaintiff, VeriFone Holdings, Inc., and to seek Declaratory Judgment that VeriFone Holdings was not involved in certain unfair business activity including Tortious Interference with Contract and Prospective Economic Advantage, Tortious Refusal to Deal, Breach of Contract, Breach of Implied Duty of Good Faith and Fair Dealing, Unfair Competition and Defamation. VeriFone Israel filed a notice of voluntary dismissal of the lawsuit on February 15, 2010. On February 16, 2010, we filed a Declaratory Judgment action in the Northern District of California seeking a judgment that we had not infringed the '093 patent and that the '093 patent was not valid. On April 22, 2010, our Declaratory Judgment action was transferred to the District of New Jersey. On March 28, 2011, we entered into a settlement agreement with VeriFone Israel and VeriFone Holdings, which was immaterial in amount and significance. The case was dismissed with prejudice.
On November 6, 2009, we filed a lawsuit in the District of New Jersey against VeriFone Holdings, Inc., alleging violations of the Lanham Act (Infringement of a Federally Registered Trademark; False Advertising) and the Anti-cybersquating Protection Act (the “New Jersey Lanham Act Case”). On November 6, 2009, VeriFone Holdings, Inc. filed a lawsuit in the Northern District of California alleging violations of the Lanham Act (False Advertising) and California Laws (Unfair Business Practices). VeriFone Holdings sought a preliminary and permanent injunction against us and unspecified damages. VeriFone Holdings filed a notice of voluntary dismissal on February 15, 2010. On February 16, 2010, VeriFone Holdings filed counterclaims in our New Jersey Lanham Act case mirroring those it voluntarily dismissed in the Northern District of California. On March 28, 2011, we entered into a settlement agreement with VeriFone Israel and VeriFone Holdings, which was immaterial amount and significance. The case was dismissed with prejudice.
In the ordinary course of our business, we are party to various legal proceedings, which we believe are incidental to the operation of our business. We believe that the outcome of the proceedings to which we are currently a party will not have a material adverse effect on our financial position, results of operations or cash flows.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our primary market risk exposure is to changes in interest rates.

We have interest rate risk related to our payable to our sponsor banks. Within our amount payable to our sponsor banks are balances which KeyBank and Heartland Bank have advanced to our SME merchants for interchange fees. We fund these advances first by applying a portion of our available cash and then by incurring a significant payable to our sponsor banks, bearing interest at the prime rate. At March 31, 2011, our payable to sponsor banks included $77.5 million for funding interchange advances to our SME merchants. This payable is repaid on the first business day of the following month out of fees collected from our merchants. During the quarter ended March 31, 2011 the average daily interest-bearing balance of that payable was approximately $25.0 million. The outstanding balance of our payable to our sponsor banks is directly related to our bankcard processing volume and also will fluctuate depending on the amount of our available cash. A hypothetical 100 basis point change in short-term interest rates applied to our average payable to sponsor banks would result in a change of approximately $250,000 in annual pre-tax income.

We also incur interest rate risk on borrowings under our Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement provides for a Revolving Credit Facility of $50.0 million and a Term Credit Facility of $100.0 million. At March 31, 2011, there was $15.2 million outstanding under the Revolving Credit Facility and $96.3 million outstanding under the Term Credit Facility. The Term Credit Facility requires amortization payments in the amount of $3.75 million for each fiscal quarter during the fiscal years ended December 31, 2011 and 2012, $5.0 million for each fiscal quarter during the fiscal years ended December 31, 2013 and 2014, and $7.5 million for each fiscal quarter during the period commencing on January 1, 2015 through the maturity date on November 24, 2015. Under the terms of the Credit Agreement, we may borrow, at our option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1%, in each case plus a margin determined by our current leverage ratio. In January 2011, we entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50 million on the variable rate debt outstanding under the Term Credit Facility. These interest rate swaps convert that initial notional amount to fixed rate. At March 31, 2011, the remaining notional amount of these interest rate swaps was $48.1 million. The impact which a hypothetical 100 basis point increase in short-term interest rates would have on our outstanding March 31, 2011 balances under the Second Amended and Restated Credit Agreement would be a decline of approximately $633,000 in annual pre-tax income, including the effect from interest rate swaps.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities within three years. At March 31, 2011, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $51,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $40,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $51,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $40,000.

Foreign Currency Risk. While substantially all of our business is conducted in U.S. dollars, our Canadian processing subsidiary, CPOS, conducts its operations in Canadian dollars. Consequently, a portion of CPOS' revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our CPOS subsidiary. We have not hedged our translation risk on foreign currency exposure. For the year ended December 31, 2010, foreign currency exposures had an immaterial impact on our revenues and our net income. For the three months ended March 31, 2011, fluctuations in exchange rates on CPOS' assets and liabilities increased our total other comprehensive income and noncontrolling interests by $0.4 million.
We do not hold or engage in the trading of foreign exchange instruments.

Office Facilities
At March 31, 2011, we owned one facility and leased thirteen facilities which we use for operational, sales and administrative purposes.

Our principal executive offices are located in approximately 9,300 square feet of leased office space on Nassau Street in Princeton, New Jersey. The Nassau Street lease expires in May 2013.
We own 35 acres of land in Jeffersonville, Indiana, on which we have built our operations and service center. The state-of-the-art facility is comprised of 238,000 square feet of space supporting customer service, operations, deployment, day care, fitness, cafeteria, and large company meetings. On May 1, 2011, we will be closing our Johnson City, Tennessee, service center and we are transferring its operations to the Jeffersonville service center.
We also leased the following facilities as of March 31, 2011:

Location	Square Feet	Expiration
Alpharetta, Georgia	150	October 31, 2011
Chattanooga, Tennessee	9,461	September 30, 2014
Cleveland, Ohio	24,229	June 30, 2012
Colorado Springs, Colorado	9,920	February 1, 2015
Harlan, Kentucky	3,975	December 30, 2011
Johnson City, Tennessee	45,000	May 1, 2011
Johnson City, Tennessee	5,252	April 17, 2014
Phoenix, Arizona	1,284	April 30, 2013
Plano, Texas	53,976	May 31, 2015 for 26,988 square feet. January 14, 2019 for 26,988 square feet.
Portland, Oregon	11,564	September 30, 2013
Toronto, Ontario, Canada	14,094	July 31, 2020
West Windsor Township, New Jersey	5,288	May 31, 2013
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based, in part, upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.
Changes in Internal Controls
During the quarter ended March 31, 2011, there was no change in our internal controls over financial reporting (as defined in Rule 13 a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Except as disclosed in “Legal and Regulatory Considerations” of Part I of this Quarterly Report on Form 10-Q, there were no material developments that occurred during the three months ended March 31, 2011 in the proceedings reported under Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2010, nor are we aware of any other material legal proceedings initiated against us during the three months ended March 31, 2011.

Item 1A. Risk Factors
There have been no material changes in our Risk Factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None
(b) None
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Under authorizations from our Board of Directors, we repurchased an aggregate of 2,924,684 shares of our common stock as part of publicly announced plans through March 31, 2011 at a cost of $65.1 million, or an average cost of $22.25 per share. No common stock was repurchased during the three months ended March 31, 2011 or during the year ended December 31, 2010. During the years ended December 31, 2009, 2008 and 2007, we repurchased 350,400 shares, 781,584 shares and 731,500, respectively, of our common stock at average per share costs of $9.14, $23.02 and $25.78. At March 31, 2011, we have remaining authorization to repurchase up to 175,316 additional shares of our common stock.

Item 3. Defaults Upon Senior Securities
None

Item 4. (Removed And Reserved)

Item 5. Other Information
None

Item 6. Exhibits

Exhibit Number	Description
*10.1**	Form of Performance-Based Employee Restricted Stock Unit Agreement.

10.2**
Offer Letter between Maria Rueda and Heartland Payment Systems, Inc. dated April 11, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April, 2011).

10.3**
Employee Confidential Information and Noncompetition Agreement between Maria Rueda and Heartland Payment Systems, Inc. dated April 11, 2011(Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April, 2011).

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
______________________
*    Filed herewith.
** Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 6, 2011

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

By:	/S/ ROBERT O. CARR
Robert O. Carr
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Maria Rueda
Maria Rueda
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
*10.1**	Form of Performance-Based Employee Restricted Stock Unit Agreement.

10.2**
Offer Letter between Maria Rueda and Heartland Payment Systems, Inc. dated April 11, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April, 2011).

10.3**
Employee Confidential Information and Noncompetition Agreement between Maria Rueda and Heartland Payment Systems, Inc. dated April 11, 2011(Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April, 2011).

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
_____________________
*    Filed herewith.
** Management contract or compensatory plan or arrangement.