Form 10-Q
period 2011-06-30
HEARTLAND PAYMENT SYSTEMS INC
filed 2011-08-09
CIK 1144354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-32594
______________________________________________
HEARTLAND PAYMENT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3755714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
90 Nassau Street, Princeton, New Jersey 08542
(Address of principal executive offices) (Zip Code)
(609) 683-3831
(Registrant’s telephone number, including area code)
____________________________________________________________
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
As of August 1, 2011, there were 39,221,992 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$41,303	$41,729
Funds held for payroll customers	34,711	36,523
Receivables, net	192,122	175,530
Investments held to maturity	2,442	1,516
Inventory	9,983	11,058
Prepaid expenses	10,475	7,721
Current tax asset	5,428	18,652
Current deferred tax assets, net	9,537	7,250
Total current assets	306,001	299,979
Capitalized customer acquisition costs, net	55,954	59,251
Property and equipment, net	111,020	102,248
Goodwill	75,115	68,319
Intangible assets, net	30,282	31,160
Deposits and other assets, net	782	507
Total assets	$579,154	$561,464

Liabilities and Equity
Current liabilities:
Due to sponsor banks	$80,085	$72,573
Accounts payable	42,815	42,126
Deposits held for payroll customers	34,711	36,523
Current portion of borrowings	15,008	38,286
Current portion of accrued buyout liability	6,548	5,560
Processing liabilities and loss reserves	34,188	28,740
Accrued expenses and other liabilities	31,418	27,171
Reserve for processing system intrusion	1,639	1,618
Total current liabilities	246,412	252,597
Deferred tax liabilities, net	26,262	21,714
Reserve for unrecognized tax benefits	1,582	1,309
Long-term portion of borrowings	77,500	85,000
Long-term portion of accrued buyout liability	21,316	23,250
Total liabilities	373,072	383,870
Commitments and contingencies (Note 12)	—	—

Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 39,172,070 and 38,415,199 shares issued and outstanding at June 30, 2011 and December 31, 2010	39	38
Additional paid-in capital	197,141	185,689
Accumulated other comprehensive income (loss)	(223)	37
Retained earnings (Accumulated deficit)	8,507	(8,471)
Total stockholders’ equity	205,464	177,293
Noncontrolling interests	618	301
Total equity	206,082	177,594
Total liabilities and equity	$579,154	$561,464

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total revenues	$525,977	$475,881	$993,623	$887,037
Costs of services:
Interchange	365,207	330,735	686,006	611,785
Dues, assessments and fees	38,551	30,004	72,701	56,274
Processing and servicing	55,359	59,322	107,915	116,340
Customer acquisition costs	12,130	12,820	23,788	26,185
Depreciation and amortization	3,701	3,756	7,576	7,510
Total costs of services	474,948	436,637	897,986	818,094
General and administrative	29,377	24,094	59,423	51,194
Total expenses	504,325	460,731	957,409	869,288
Income from operations	21,652	15,150	36,214	17,749
Other income (expense):
Interest income	41	37	82	68
Interest expense	(1,116)	(1,170)	(2,308)	(2,271)
(Provision for) recovery of processing system intrusion costs	(372)	(4,854)	(675)	15,510
Other, net	(308)	1,075	(745)	2,020
Total other (expense) income	(1,755)	(4,912)	(3,646)	15,327
Income before income taxes	19,897	10,238	32,568	33,076
Provision for income taxes	7,505	4,064	12,314	12,658
Net income	12,392	6,174	20,254	20,418
Less: Net income attributable to noncontrolling interests	134	31	181	47
Net income attributable to Heartland	$12,258	$6,143	$20,073	$20,371

Net income	$12,392	$6,174	$20,254	$20,418
Other comprehensive income:
Unrealized gains on investments, net of income tax of $0, $10, $2 and $23	—	12	5	37
Unrealized losses on derivative financial instruments	(536)	—	(582)	—
Foreign currency translation adjustment	97	(479)	453	(153)
Comprehensive income	11,953	5,707	20,130	20,302
Less: Comprehensive income attributable to noncontrolling interests	163	31	317	47
Comprehensive income attributable to Heartland	$11,790	$5,676	$19,813	$20,255

Earnings per common share:
Basic	$0.32	$0.16	$0.52	$0.54
Diluted	$0.31	$0.16	$0.50	$0.52
Weighted average number of common shares outstanding:
Basic	38,792	37,935	38,625	37,782
Diluted	40,128	39,343	39,934	39,171

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Heartland Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings(Accumulated Deficit)	Noncontrolling Minority Interests	Total Equity
	Shares	Amount
Six Months Ended June 30, 2010:
Balance, January 1, 2010	37,524	$38	$171,736	$(546)	$(41,487)	$214	$129,955
Issuance of common stock– options exercised	480	—	3,857	—	—	—	3,857
Issuance of common stock – RSU's vested	53	—	(522)				(522)
Excess tax benefit on stock options exercised	—	—	1,363	—	—	—	1,363
Stock-based compensation	—	—	2,789	—	—	—	2,789
Accumulated other comprehensive income (loss):
Unrealized gains on available for sale investments	—	—	—	37	—	—	37
Foreign currency translation adjustment	—	—	—	(153)	—	—	(153)
Dividends on common stock	—	—	—	—	(757)	—	(757)
Net income for the period	—	—	—	—	20,371	47	20,418
Balance June 30, 2010	38,057	$38	$179,223	$(662)	$(21,873)	$261	$156,987

Six Months Ended June 30, 2011:
Balance, January 1, 2011	38,415	$38	$185,689	$37	$(8,471)	$301	$177,594
Issuance of common stock – options exercised	698	1	5,733	—	—	—	5,734
Issuance of common stock – RSU's vested	59	—	(518)				(518)
Excess tax benefit on stock options exercised	—	—	2,537	—	—	—	2,537
Stock-based compensation	—	—	3,700	—	—	—	3,700
Accumulated other comprehensive income (loss):
Unrealized gains on available for sale investments	—	—	—	5	—	—	5
Unrealized losses on derivative financial instruments	—	—	—	(582)	—	—	(582)
Foreign currency translation adjustment	—	—	—	317	—	136	453
Dividends on common stock	—	—	—	—	(3,095)	—	(3,095)
Net income for the period	—	—	—	—	20,073	181	20,254
Balance June 30, 2011	39,172	$39	$197,141	$(223)	$8,507	$618	$206,082

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flow
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income attributable to Heartland	$20,073	$20,371
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	24,400	27,612
Other depreciation and amortization	14,023	12,609
Addition to loss reserves	3,381	5,962
Provision for doubtful receivables	1,270	584
Stock-based compensation	3,700	2,789
Deferred taxes	2,253	16,319
Net income attributable to noncontrolling interests	181	47
Exit costs for service center	771	—
Other	83	22
Changes in operating assets and liabilities:
Increase in receivables	(17,561)	(18,558)
Decrease in inventory	1,093	790
Payment of signing bonuses, net	(14,161)	(11,403)
Increase in capitalized customer acquisition costs	(6,942)	(7,726)
(Increase) decrease in prepaid expenses	(2,750)	2,229
Decrease in current tax asset	15,758	1,299
(Increase) decrease in deposits and other assets	(295)	821
Excess tax benefits on options exercised	(2,537)	(1,363)
Increase in reserve for unrecognized tax benefits	273	40
Increase (decrease) in due to sponsor bank	7,512	(23,860)
Increase in accounts payable	666	2,886
Increase (decrease) in accrued expenses and other liabilities	1,701	(3,194)
Increase (decrease) in processing liabilities and loss reserves	2,025	(3,291)
Increase (decrease) in reserve for processing system intrusion	22	(57,629)
Payouts of accrued buyout liability	(7,276)	(3,537)
Increase in accrued buyout liability	6,330	6,299
Net cash provided by (used in) operating activities	53,993	(29,882)
Cash flows from investing activities
Purchase of investments held to maturity	(2,178)	(1,195)
Maturities of investments held to maturity	1,282	1,263
Decrease in funds held for payroll customers	1,818	3,663
Decrease in deposits held for payroll customers	(1,812)	(3,602)
Acquisition of business, net of cash acquired	(7,598)	—
Purchases of property and equipment	(20,365)	(10,577)
Net cash used in investing activities	(28,853)	(10,448)
Cash flows from financing activities
Proceeds from borrowings	—	53,000
Principal payments on borrowings	(30,778)	(4,276)
Proceeds from exercise of stock options	5,733	3,857
Excess tax benefits on options exercised	2,537	1,363
Dividends paid on common stock	(3,095)	(757)
Net cash (used in) provided by financing activities	(25,603)	53,187

Net (decrease) increase in cash	(463)	12,857
Effect of exchange rates on cash	37	6
Cash at beginning of year	41,729	32,113
Cash at end of period	$41,303	$44,976

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$2,132	$2,201
Income taxes	(5,972)	(5,001)
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

The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company's management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company's financial position at June 30, 2011, its results of operations, changes in stockholders’ equity and cash flows for the six months ended June 30, 2011 and 2010. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010. The December 31, 2010 condensed consolidated balance sheet was derived from the audited 2010 consolidated financial statements.

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
Over 85% of the Company's revenue is derived from processing and settling Visa and MasterCard bankcard transactions for its merchant customers. Because the Company is not a ''member bank'' as defined by Visa and MasterCard, in order to process and settle these bankcard transactions for its merchants, the Company has entered into sponsorship agreements with member banks. Visa and MasterCard rules restrict the Company from performing funds settlement or accessing merchant settlement funds and require that these funds be in the possession of the member bank until the merchant is funded. A sponsorship agreement permits the Company to route Visa and MasterCard bankcard transactions under the member bank's control and identification numbers to clear credit bankcard transactions through Visa and MasterCard. A sponsorship agreement also enables the Company to settle funds between cardholders and merchants by delivering funding files to the member bank, which in turn transfers settlement funds to the merchants' bank accounts. These restrictions place the settlement assets and obligations under the control of the member bank.
The sponsorship agreements with the member banks require, among other things, that the Company abide by the by-laws and regulations of the Visa and MasterCard networks, and certain of the bank sponsors require a certificate of deposit or a cash balance in a deposit account. If the Company breaches a sponsorship agreement, the bank sponsor may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative bank sponsor. The Company is dependent on its bank sponsors, Visa and MasterCard for notification of any compliance breaches. As of June 30, 2011, the Company has not been notified of any such issues by its bank sponsors, Visa or MasterCard.

The Company is currently party to three bank sponsorship agreements. The Company entered into a sponsorship agreement with KeyBank, National Association on April 1, 1999 and the agreement expires in March 2012. In 2007, the Company entered into a sponsor bank agreement with Heartland Bank, an unrelated third party. Our agreement with Heartland Bank involves substantially the same terms as apply with KeyBank and it has been renewed through September 2013. In November 2009, the Company entered into a sponsorship agreement with The Bancorp Bank to sponsor the Company's large national and mid-tier merchants processed by Network Services. The agreement with The Bancorp Bank expires in November 2014.
Following is a breakout of the Company’s total Visa and MasterCard settled bankcard processing volume for the

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

month ending June 30, 2011 by percentage processed under its individual bank sponsorship agreements:

Sponsor Bank	% of June 2011 Bankcard Processing Volume
KeyBank, National Association	71%
Heartland Bank	11%
The Bancorp Bank	18%
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
Cash and Cash Equivalents—At June 30, 2011, cash included approximately $29.1 million of processing-related cash in transit and collateral, compared to approximately $25.6 million of processing-related cash in transit and collateral at December 31, 2010.
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

Generally, the Company uses cash available for investment to fund these advances to SME merchants; when available cash has been expended, the Company directs its sponsor banks to make these advances, thus generating a payable to the sponsor banks. We pay our sponsor banks the prime rate on these payables. At June 30, 2011, the Company used $47.3 million of its available cash to fund merchant advances and at December 31, 2010, the Company used $29.5 million of its cash to fund merchant advances. The amount due to sponsor banks for funding advances was $74.0 million at June 30, 2011 and $63.2 million at December 31, 2010. The payable to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment and check processing terminals. Unlike the SME merchants, Network Services' customers are invoiced monthly, on payment terms of 30 days net from date of invoicing.

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Investments and Funds Held for Payroll Customers—Investments, including those carried on the Consolidated Balance Sheet as Funds Held for Payroll Customers, consist primarily of fixed income bond funds and certificates of deposit. Funds Held for Payroll Customers also include overnight bank deposits. The majority of investments carried in Funds Held for Payroll Customers are available-for-sale and recorded at fair value based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. In the event of a sale, cost is determined on a specific identification basis. At June 30, 2011, Funds Held for Payroll Customers included cash and cash equivalents of $33.4 million and investments available for sale of $1.3 million.

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

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying SME merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of June 30, 2011 and December 31, 2010.

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

Revenue—Revenues are mainly comprised of gross processing revenue, payroll processing revenue and equipment-related income. Gross processing revenue primarily consists of discount fees and per-transaction and periodic (primarily monthly) fees from the processing of Visa, MasterCard, American Express and Discover bankcard transactions for merchants. The Company passes through to its customers any changes in interchange or network fees. Gross processing revenue also includes fees for servicing American Express accounts, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, check processing fees, gift and loyalty card fees, K to 12 fees, and other miscellaneous revenue. Payroll processing revenue includes periodic and annual fees charged by HPC for payroll processing services, and interest earned from investing tax impound funds held for our customers. Revenue is recorded as bankcard and other processing transactions are processed or payroll services are performed.
Equipment-related income includes revenues from the sale, rental and deployment of bankcard and check processing terminals, from the sale of hardware, software and associated services for prepaid card and stored-value card payment systems, and campus payment solutions. Revenues are recorded at the time of shipment, or the provision of service.

Loss Contingencies and Legal Expenses—The Company records a liability for loss contingencies when the liability is probable and the amount is reasonably estimable. Legal fees associated with loss contingencies are recorded when the legal fees are incurred.
The Company records recoveries from its insurance providers when cash is received from the provider.

Other Income (Expense)- Other income (expense) consists of interest income on cash and investments, the interest cost on our borrowings, the gains or losses on the disposal of property and equipment and other non-operating income or expense items. For the six months ended June 30, 2011, other income (expense) included pre-tax charges of $0.8 million reflecting the costs (primarily staff termination costs and fixed asset write downs) associated with closing of the Company's Johnson City, Tennessee service center. Other, net for the six months ended June 30, 2010 reflected a net legal settlement received during that period.

Other income (expense) also includes the pretax charges or recoveries related to the Provision for Processing System Intrusion. See Note 3, Processing System Intrusion for more detail.

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
The provision for/(benefit from) income taxes for the three and six months ended June 30, 2011 and 2010 and the resulting effective tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Provision for income taxes	$7,505	$4,064	$12,314	$12,658
Effective tax rate	37.7%	39.7%	37.8%	38.3%

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The Company's Current Tax Asset decreased from $18.7 million at December 31, 2010 to $5.4 million at June 30, 2011, primarily due to $16.7 million of tax refunds received from the carry back of its 2010 federal tax operating loss to prior years. The 2010 federal tax operating loss resulted from the payment of settlements with card brands and other Processing System Intrusion related expenses, net of recoveries from insurance providers (see Note 3, Processing System Intrusion for more detail).

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

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions, which have been deemed reasonable by management. However, if management's estimates are not representative of actual outcomes, the Company's results could be materially impacted. The Company does not expect any material changes to unrecognized tax benefits in the next twelve months. At June 30, 2011, the reserve for unrecognized tax benefits related to uncertain tax positions was $1.6 million, of which $1.0 million would, if recognized, impact the effective tax rate.

Stock–Based Compensation—In the second quarter of 2009, the Company's Board of Directors approved grants of 930,000 stock options subject to multiple vesting conditions. Under these stock options, the employee must provide continuous service over four years and a market price condition must be satisfied within those four years. These stock options have a five-year term and could vest in equal amounts in 2010, 2011, 2012 and 2013 only if, during the four-year service period, the price of the Company's common stock as reported by the New York Stock Exchange exceeds two or three times the exercise price for 30 consecutive trading days. The grant date fair values of these multiple vesting condition options are recognized as compensation expense over their four-year service periods. At June 30, 2011, 232,500 of the 930,000 stock options had vested.
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

As of June 30, 2011, management believes that achieving these performance targets was not “more likely than not” to occur; therefore, no share-based compensation expense was recorded for these Restricted Share Units. The evaluation of the likelihood of achieving these performance targets will be repeated quarterly, and if vesting of some or all of the Restricted Share Units becomes more likely than not, share-based compensation expense will be recorded. The closing price of the Company's common stock on the grant date equals the grant date fair value of these nonvested Restricted Share Units awards and would be recognized as compensation expense over their vesting periods.

Diluted earnings per share for the six months ended June 30, 2011 and 2010 were computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options, where dilutive.
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

In January 2011, the Company entered into fixed-pay amortizing interest rate swaps having an initial notional amount

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

of $50 million as a hedge of future cash flows on the variable rate debt outstanding under its Term Credit Facility. These interest rate swaps convert the related notional amount of variable rate debt to fixed rate. At June 30, 2011, the remaining notional amount of these interest rate swaps was $46.3 million and the fair value, $582,000, was recorded as a liability in accrued expenses and other liabilities.

Foreign Currency—The Canadian dollar is the functional currency of CPOS, which operates in Canada. CPOS' revenues and expenses are translated at the average exchange rates prevailing during the period. The foreign currency assets and liabilities of CPOS are translated at the period-end rate of exchange. The resulting translation adjustment is allocated between the Company and CPOS' noncontrolling interests and is recorded as a component of other comprehensive income or noncontrolling interests in total equity. At June 30, 2011, the cumulative foreign currency translation reflected a gain of $0.2 million and at June 30, 2010 reflected a loss of $0.8 million. The Company intends to indefinitely reinvest undistributed earnings of CPOS and has not tax affected the cumulative foreign currency translation gain or loss. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not material.
Noncontrolling Interests— Noncontrolling interests represent noncontrolling minority stockholders' share of the equity and after-tax net income or loss of consolidated subsidiaries. Noncontrolling minority stockholders' share of after-tax net income or loss of consolidated subsidiaries is included in “Net income attributable to noncontrolling interests” in the Consolidated Statement of Income. The minority stockholders’ interests included in “noncontrolling interests” in the June 30, 2011 and December 31, 2010 Consolidated Balance Sheets were $618,000 and $301,000, respectively, and reflect the original investments by these minority shareholders in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries.
Subsequent Events—The Company evaluated subsequent events with respect to the Consolidated Financial Statements as of and for the six months ended June 30, 2011.
New Accounting Pronouncements—In October 2009, the FASB issued an accounting standard update on multiple deliverable revenue arrangements to establish the accounting for certain revenue arrangements in which the vendor or service provider will perform multiple revenue generating activities (e.g., contracts that require an up-front fee along with fees that recur over the life of the arrangement). Specifically, the update addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This update is effective for revenue arrangements entered into or materially altered after January 1, 2011. The implementation of this update did not have a material effect on the Company's consolidated financial statements.

In December 2010, the FASB issued an accounting standard update on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Step 1 requires reporting entities to identify any potential impairments, on either an annual or interim basis, by comparing the estimated fair value of a reporting unit to its carrying value. If the estimated fair value is less than the carrying value and, it is more likely than not that an impairment exists, then the amount of the impairment will be assessed in the updated guidance in Step 2. Evaluating an impairment in Step 2 requires the evaluation of qualitative factors including the factors presented in existing guidance that trigger an interim impairment test of goodwill such as an adverse change in the business climate, unanticipated competition, or the expectation that a reporting unit will be sold or disposed. This update is effective for annual reporting periods beginning after December 15, 2010. The implementation of this update did not have a material effect on the Company's consolidated financial statements.
In May 2011, the FASB issued an accounting standard update which amends the fair value measurements topic of the current codification to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The update is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the update as required and doesn't expect the implementation of this update to have a material effect on the Company's consolidated financial statements.

In June 2011, the FASB issued an accounting standard update which amends the comprehensive income topic of the current codification. The update eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. The update is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the update as required and doesn't expect the implementation of this update to have a material effect on the Company's

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

consolidated financial statements.

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

Since its announcement of the Processing System Intrusion on January 20, 2009 and through June 30, 2011, the Company has expensed a total of $146.8 million, before reducing those charges by $31.2 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, related to settlements of claims. Approximately $32.1 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.
During the three months ended June 30, 2011, the Company incurred approximately $0.4 million, or less than one cent per share, for legal fees and costs it incurred for defending various claims and actions for the Processing System Intrusion. During the three months ended June 30, 2010, the Company expensed approximately $4.9 million, or $0.07 per share, related to the Processing System Intrusion.

During the six months ended June 30, 2011, the Company incurred approximately $0.7 million, or $0.01 per share, for legal fees and costs it incurred for defending various claims and actions for the Processing System Intrusion. During the six months ended June 30, 2010, the Company recovered from its insurance providers approximately $26.8 million of the costs it had previously incurred for the Processing System Intrusion and expensed approximately $11.3 million for accruals, legal fees and costs we incurred for defending various claims and actions, resulting in a net recovery of $15.5 million, or $0.24 per share for that period.

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

•
On January 7, 2010, the Company, Heartland Bank, KeyBank National Association (“KeyBank,” and, together with Heartland Bank, the “Sponsor Banks”), and Visa U.S.A. Inc., Visa International Service Association and Visa Inc. (collectively, “Visa”) entered into a settlement agreement to resolve potential claims and other disputes related to the Processing System Intrusion and on February 18, 2010 it paid $58.6 million for that settlement, after a $0.8 million credit for fines previously collected by Visa during 2009. The Company obtained loans totaling $53.0 million from Sponsor Banks, the proceeds of which were used to partially fund the settlement amount. See Note 11 Credit Facilities for a discussion of the $28.0 million Bridge Loan and $25.0 million Increased Credit Commitment, both entered into on February 18, 2010 and repaid on November 24, 2010 when the Company entered into a Second Amended and Restated Credit Agreement.

•
On May 19, 2010, the Company entered into a settlement agreement with MasterCard to resolve potential claims and other disputes related to the Processing System Intrusion and in September 2010 it agreed to pay a maximum of $34.8 million for that settlement, after a $6.6 million credit for fines previously collected by MasterCard during 2009. The Company paid this settlement from its available cash.

•
On August 31, 2010, the Company entered into a settlement agreement with Discover to resolve potential claims and other disputes with respect to the Processing System Intrusion and on September 2, 2010, it paid Discover $5.0 million in full and final satisfaction of any and all claims of Discover, its affiliates and certain of its issuers. The Company paid this settlement from its available cash.

These settlement amounts were previously provided for in the Company's Provision for Processing System Intrusion and carried in its Reserve for Processing System Intrusion. The Company does not consider it a reasonable possibility that losses exceeding the amounts already recognized on the matters subject to the settlement agreements will be incurred. With regard to the unsettled claims related to the Processing System Intrusion, which the Company described in “Management's Discussion and Analysis - Legal and Regulatory Considerations,” the Company determined an unfavorable outcome is not c

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

onsidered reasonably possible on any such claim disclosed. The Company is prepared to vigorously defend itself against any unsettled claims relating to the Processing System Intrusion that have been asserted against it and its sponsor banks to date. The Company feels it has strong defenses to all the claims that have been asserted against it and its sponsor banks relating to the Processing System Intrusion.

Additional costs the Company expects to incur for legal fees and costs for defending the unsettled claims and actions associated with the Processing System Intrusion will be recognized as incurred. Such costs are not expected to be material to its results of operations, financial condition and cash flow.

4. Acquisitions

The Company initiated its K to 12 School Services product through its acquisitions of the school services businesses operated by Lunchbox, Comalex and mySchoolBucks. Lunchbox, Comalex and mySchoolBucks serve approximately 4,400, 3,700 and 900 schools, respectively. The combined K to 12 School Services will develop, manufacture, sell, service and maintain computer software designed to facilitate accounting and management functions of school food service operations. These acquisitions provide the Company with the ability to offer Internet payment capability to parents, which facilitates on-line deposits of funds into student accounts and enables schools to operate more efficiently. The Company plans to consolidate the individual platforms and products of Lunchbox, Comalex and mySchoolBucks to optimize synergies, cost efficiencies and product offerings to customers.

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

Pro forma results of operations have not been presented because the effect of the acquisition was not material. The transaction was accounted for under the purchase method of accounting. Beginning January 12, 2011, Comalex's results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $4.9 million to goodwill, $1.8 million to intangible assets and $0.6 million to net tangible liabilities. The fair values of the Comalex assets acquired and liabilities assumed were estimated as of their acquisition date. The fair values are preliminary, based on estimates, and may be adjusted as more information becomes available and valuations are finalized. The entire amount of goodwill is expected to be deductible for income tax reporting.

mySchoolBucks LLC
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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

$1.0 million to goodwill and $0.5 million to intangible assets. The fair values of the assets acquired were estimated as of their acquisition date. The fair values are preliminary, based on estimates, and may be adjusted as more information becomes available and valuations are finalized. The entire amount of goodwill is expected to be deductible for income tax reporting.

5. Receivables
A summary of receivables by major class was as follows at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(In thousands)
Accounts receivable from merchants	$166,817	$154,295
Receivables from bankcard networks	24,298	19,978
Accounts receivable from others	2,214	1,940
	193,329	176,213
Less allowance for doubtful accounts	(1,207)	(683)
Total receivables, net	$192,122	$175,530
Included in accounts receivable from others are amounts due from employees which are $0.5 million and $0.7 million at June 30, 2011 and December 31, 2010, respectively. Accounts receivable related to bankcard networks are primarily amounts which were pre-funded to merchants for processing Discover and American Express bankcard transactions.
A summary of the activity in the allowance for doubtful accounts for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Beginning balance	$898	$547	$683	$459
Additions to allowance	570	427	1,270	584
Charges against allowance	(261)	10	(746)	(59)
Ending balance	$1,207	$984	$1,207	$984

6. Funds Held for Payroll Customers and Investments
A summary of Funds Held for Payroll Customers and Investments, including the cost, gross unrealized gains (losses) and estimated fair value for investments held to maturity and investments available-for-sale by major security type and class of security was as follows at June 30, 2011 and December 31, 2010:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
June 30, 2011
Funds Held for Payroll Customers:
Fixed income bond fund	$968	$204	$—	$1,172
Corporate bonds	165	1	—	166
Total investments available-for-sale	1,133	205	—	1,338
Cash held for payroll customers	33,373	—	—	33,373
Total Funds Held for Payroll Customers	$34,506	$205	$—	$34,711

Investments:
Investments held to maturity – Certificates of deposit (a)	$2,442	$—	$—	$2,442
Total investments	$2,442	$—	$—	$2,442
(a) Certificates of deposit have remaining terms ranging from 1 month to 17 months.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2010
Funds Held for Payroll Customers:
Fixed income bond fund	$968	$195	$—	$1,163
Corporate bonds	165	5	—	170
Total investments available-for-sale	1,133	200	—	1,333
Cash held for payroll customers	35,190	—	—	35,190
Total Funds Held for Payroll Customers	$36,323	$200	$—	$36,523

Investments:
Investments held to maturity – Certificates of deposit	$1,516	$—	$—	$1,516
Total investments	$1,516	$—	$—	$1,516

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
At June 30, 2011 and December 31, 2010, all investments in available-for-sale securities held by the Company were measured using Level 1 inputs and all held to maturity investments held by the Company were measured using Level 2 inputs.
During the six months ended June 30, 2011, the Company did not experience any other-than-temporary losses on its investments. During the twelve months ended December 31, 2010, the Company recognized a realized gain of $25,000 in conjunction with the sale of corporate debt and equity securities.
The maturity schedule of all available-for-sale debt securities and held to maturity investments along with amortized cost and estimated fair value as of June 30, 2011 is as follows:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$3,231	$3,436
Due after one year through five years	344	344
	$3,575	$3,780

7. Capitalized Customer Acquisition Costs, Net
A summary of net capitalized customer acquisition costs as of June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Capitalized signing bonuses	$91,935	$101,246
Less accumulated amortization	(49,614)	(56,481)
	42,321	44,765
Capitalized customer deferred acquisition costs	37,949	38,709
Less accumulated amortization	(24,316)	(24,223)
	13,633	14,486
Capitalized customer acquisition costs, net	$55,954	$59,251
A summary of the activity in capitalized customer acquisition costs, net for the three and six month periods ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Balance at beginning of period	$57,316	$66,771	$59,251	$72,038
Plus additions to:
Capitalized signing bonuses, net	7,045	6,432	14,161	11,403
Capitalized customer deferred acquisition costs	3,612	3,916	6,942	7,726
	10,657	10,348	21,103	19,129
Less amortization expense on:
Capitalized signing bonuses, net	(8,091)	(9,505)	(16,605)	(19,478)
Capitalized customer deferred acquisition costs	(3,928)	(4,059)	(7,795)	(8,134)
	(12,019)	(13,564)	(24,400)	(27,612)
Balance at end of period	$55,954	$63,555	$55,954	$63,555
Net signing bonus adjustments from estimated amounts to actual were $(0.2) million and $(0.9) million, respectively, for the three months ended June 30, 2011 and 2010, and $(0.4) million and $(1.6) million, respectively, for the six months ended June 30, 2011 and 2010. Net signing bonus adjustments are netted against additions in the table above. Positive signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year exceeds the estimated gross margin for that year, resulting in the underpayment of the up-front signing bonus and would be paid to the relevant salesperson. Negative signing bonus adjustments result from the prior overpayment of signing bonuses and would be recovered from the relevant salesperson.

Fully amortized signing bonuses of $11.2 million were written off during the three month periods ended June 30, 2011 and 2010, respectively, and $23.5 million and $21.9 million respectively, were written off during the six month periods ended June 30, 2011 and 2010. In addition, fully amortized customer deferred acquisition costs of $3.9 million and $4.2 million, respectively, were written off during the three month ended June 30, 2011 and 2010, and $7.7 million and $7.6 million, respectively, were written off during the six months ended June 30, 2011 and 2010.

The Company believes that no impairment of capitalized customer acquisition costs has occurred as of June 30, 2011 and December 31, 2010.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

8. Intangible Assets and Goodwill
Intangible Assets — Intangible assets consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$29,890	$4,331	$25,559	3 to 18 years—proportional cash flow
Merchant Portfolio	3,345	1,520	1,825	7 years—proportional cash flow
Software	10,063	8,379	1,684	2 to 5 years—straight line
Non-compete agreements	2,059	943	1,116	3 to 5 years—straight line
Other	667	569	98	2 to 9 years—straight line
	$46,024	$15,742	$30,282

	December 31, 2010			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$28,665	$3,452	$25,213	3 to 18 years—proportional cash flow
Merchant Portfolio	3,345	1,180	2,165	7 years—proportional cash flow
Software	9,705	7,149	2,556	3 to 5 years—straight line
Non-compete agreements	1,840	768	1,072	3 to 5 years—straight line
Other	616	462	154	2 to 9 years—straight line
	$44,171	$13,011	$31,160
Amortization expense related to the intangible assets was $1.2 million and $1.3 million, respectively, for the three months ended June 30, 2011 and 2010 and $2.7 million for the six months ended June 30, 2011 and 2010, respectively. The estimated remaining amortization expense related to intangible assets is as follows:

For the Twelve Months Ended June 30,
(In thousands)
2012	$3,319
2013	3,290
2014	2,921
2015	2,746
2016	2,457
Thereafter	15,549
$30,282

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Goodwill — The changes in the carrying amount of goodwill for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Beginning balance	$68,319	$60,962
Goodwill acquired during the period	5,987	—
Effects of foreign currency translation	353	(121)
Other (a)	456	651
Ending balance	$75,115	$61,492
(a) Reflects adjustments to allocations of purchase price.

9. Processing Liabilities and Loss Reserves
A summary of processing liabilities and loss reserves was as follows at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(In thousands)
Merchant bankcard processing	$9,293	$12,061
Check processing	13,841	5,852
Merchant deposits	9,198	9,160
Loss reserves	1,856	1,667
	$34,188	$28,740

The Company's merchants have the liability for any charges properly reversed by the cardholder through a mechanism known as a chargeback. If the merchant is unable to pay this amount, the Company will be liable to the card brand networks for the reversed charges. The Company has determined that the fair value of its obligation to stand ready to perform is minimal. The Company requires personal guarantees and merchant deposits from certain merchants to minimize its obligation.

The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company's SME merchant transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company's exposure to chargebacks is the last four months' processing volume on the SME portfolio, which was $23.1 billion and $21.7 billion for the four months ended June 30, 2011 and December 31, 2010, respectively. However, for the four months ended June 30, 2011 and December 31, 2010, the Company was presented with $9.8 million and $10.1 million, respectively, in chargebacks by issuing banks. In the six months ended June 30, 2011 and 2010, the Company incurred merchant credit losses of $2.9 million and $5.6 million, respectively, on total SME bankcard dollar volumes processed of $32.9 billion and $31.0 billion, respectively. These credit losses are included in processing and servicing costs in the Company's Consolidated Statement of Income.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company's SME merchants. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its Consolidated Balance Sheet, amounting to $1.9 million at June 30, 2011 compared to $1.7 million at December 31, 2010. This reserve is determined by performing an analysis of the Company's historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the three and six months ended June 30, 2011 and 2010 was as follows:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Beginning balance	$1,739	$1,357	$1,667	$1,336
Additions to reserve	1,892	2,662	3,381	5,962
Charges against reserve (a)	(1,775)	(2,552)	(3,192)	(5,831)
Ending balance	$1,856	$1,467	$1,856	$1,467
(a)Included in these amounts are payroll segment losses of $20,000 and $69,000, respectively, for the three months ended June 30, 2011 and 2010, and $79,000 and $200,000, respectively, for the six months ended June 30, 2011 and 2010.
During 2010, the Company began settling Network Services Merchant accounts and processing chargebacks originating from these merchants on Passport. Prior to this, these chargebacks were processed and carried by Fifth Third Processing Solutions, which was our third-party outsourced processor for settling Network Services Merchant accounts. Chargeback losses originating from Network Services' bankcard processing on Passport during the six months ended June 30, 2011 were $11,000.

10. Accrued Buyout Liability
A summary of the accrued buyout liability was as follows as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(In thousands)
Vested Relationship Managers and sales managers	$26,838	$27,521
Unvested Relationship Managers and sales managers	1,026	1,289
	27,864	28,810
Less current portion	(6,548)	(5,560)
Long-term portion of accrued buyout liability	$21,316	$23,250
In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.2 million at June 30, 2011 and December 31, 2010.
A summary of the activity in the accrued buyout liability for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Beginning balance	$28,242	$44,110	$28,810	$42,886
Increase in settlement obligation, net	3,723	3,172	6,330	6,299
Buyouts	(4,101)	(1,634)	(7,276)	(3,537)
Ending balance	$27,864	$45,648	$27,864	$45,648
During the third quarter of 2010, the Company exercised its rights to buy out a substantial portion of residual commissions owned by Relationship Managers and sales managers (also referred to as “portfolio equity”). As a result of these buyouts, the Company reduced the settlement obligation by the approximately $17.7 million of cash payments made. The Company realized a reduction of approximately $0.6 million in monthly residual commission expense beginning in the fourth quarter of 2010. Residual commission expense is recorded in Processing and Servicing costs on the Consolidated Statement of Income. The Company continues to buy out portfolio equity. The amount of future annual reductions in residual commission expense will be impacted by any additional portfolio equity buyouts and merchant attrition. Partially offsetting the impact of these buyouts are increases in the settlement obligation due to new SME merchant account signings, as adjusted for changes in same-store sales growth, changes in gross margin for existing merchant relationships, and the impact of SME merchant attrition.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

11. Credit Facilities

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

The Credit Agreement also provides for a term credit facility in the aggregate amount of up to $100 million (the “Term Credit Facility”). The Term Credit Facility requires amortization payments in the amount of $3.75 million for each fiscal quarter during the fiscal years ended December 31, 2011 and 2012, $5.0 million for each fiscal quarter during the fiscal years ended December 31, 2013 and 2014, and $7.5 million for each fiscal quarter during the period commencing on January 1, 2015 through the maturity date on November 24, 2015. All principal and interest not previously paid on the Term Credit Facility will mature and be due and payable on November 24, 2015. Amounts borrowed and repaid under the Term Credit Facility may not be re-borrowed. Principal payments due under the Term Credit Facility as of June 30, 2011 were as follows:

For the Twelve Months Ended June 30,	(In thousands)
2012	$15,000
2013	17,500
2014	20,000
2015	25,000
2016	15,000
$92,500

The Credit Agreement contains covenants which include: the Company's maintenance of certain leverage and fixed charge coverage ratios; limitations on its indebtedness, liens on its properties and assets, its investments in, and loans to other business units, its ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to certain of the Company's subsidiaries. The Company was in compliance with these covenants as of June 30, 2011. Under the terms of the Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1%, in each case plus a margin determined by its current leverage ratio.

The weighted average interest rate at June 30, 2011 was 2.5%. Total fees and direct costs paid for the Credit Agreement through June 30, 2011 were $1.3 million. These costs are being amortized to interest expense over the life of the Amended and Restated Credit Agreement.

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

In conjunction with the November 24, 2010 closing of the Credit Agreement, the Company borrowed $15.2 million under the Revolving Credit Facility and $100.0 million under the Term Credit Facility and repaid amounts previously borrowed and outstanding under the Previous Credit Agreement, the Increased Credit Commitment, and the Bridge Loan. Additionally, the Company borrowed $8.0 million under the Revolving Credit Facility at December 31, 2010 to fund the acquisition of Lunchbox. The Company repaid that $8.0 million and the remaining $15.2 million in the six months ended June 30, 2011. At June 30, 2011, the Company had no outstanding balance due under the Revolving Credit Facility.

At June 30, 2011, the Company had $92.5 million outstanding under the Term Credit Facility.

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
Future minimum lease commitments under non-cancelable leases as of June 30, 2011 were as follows:

	(In thousands)
For the Twelve Months Ended June 30,	Capital Leases	Operating Leases
2012	$8	$6,916
2013	—	5,139
2014	—	3,118
2015	—	1,905
2016	—	1,109
Thereafter	—	3,258
Total Minimum Payments	8	$21,445
Interest Amount	—
Present Value of Minimum Payments	$8
Rent expense for leased property was $982,000 and $880,000, respectively, for the three months ended June 30, 2011 and 2010, and $2.1 million and $1.7 million, respectively, for the six months ended June 30, 2011 and 2010.

Commitments—Certain officers of the Company have entered into employee confidential information and non-competition agreements under which they are entitled to severance pay equal to their base salary and medical benefits for twelve months and a pro-rated bonus in the event they are terminated by the Company other than for cause. There were no payouts under these agreements in the six months ended June 30, 2011.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The following table reflects the Company’s other significant contractual obligations, including leases from above, as of June 30, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$17,385	$9,535	$5,267	$2,583	$—
Telecommunications providers	6,116	3,934	2,182	—	—
Office and equipment leases	21,445	6,916	8,258	3,013	3,258
Term Credit Facility (b)	92,500	15,000	37,500	40,000	—
Construction & equipment (c)	568	568	—	—	—
Capital lease obligation	8	8	—	—	—
	$138,022	$35,961	$53,207	$45,596	$3,258

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

(b)
Interest rates on the Term Credit Facility are variable in nature; however, in January 2011 we entered into fixed-pay amortizing interest rate swaps having a remaining notional amount at June 30, 2011 of $46.3 million. If interest rates were to remain at the June 30, 2011 level, we would make interest payments of $2.8 million in the next 1 year, $4.0 million in the next 1 to 3 years and $1.1 million in the next 3 to 5 years or a total of $7.9 million including net settlements on the fixed-pay amortizing interest rate swaps.

(c)
These amounts relate to contractual commitments we have for outfitting and constructing additions to our service center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with this development. Through June 30, 2011, we have spent approximately $74.2 million of our cash on our service center, including $1.7 million to acquire land.

13. Segments
The determination of the Company's business segments is based on how the Company monitors and manages the performance of its operations. The Company's operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

The Company has two reportable segments, as follows: (1) Card, which provides payment processing and related services for bankcard transactions and (2) Other. The Card segment includes CPOS, our Canadian payments processing subsidiary, since March 2008, and Network Services since May 2008. Goodwill and intangible assets resulting from the acquisitions of CPOS and Network Services are reported in the Card segment. At June 30, 2011, goodwill related to CPOS and Network Services was $53.3 million. The Other segment includes Payroll, which provides payroll and related tax filing services, PrepaidCard, which provides prepaid card, stored-value card and loyalty and gift card solutions, and K to 12 School Solutions, which provides point-of-sale platforms designed to facilitate food service operations. Neither the Payroll operating segment, the PrepaidCard operating segment, nor the K to 12 School Solutions segment meet the defined thresholds for determining individually reportable segments. Goodwill and intangible assets resulting from the acquisitions of Debitek, General Meters, Chockstone, Lunchbox, Comalex and mySchoolBucks are reported in the Other segment. At June 30, 2011, total goodwill in the Other segment was $21.8 million.
The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources and corporate services. At June 30, 2011 and 2010, 37% and 49% respectively, of the Other segment's total assets were funds that the Company holds as a fiduciary in its Payroll services activities for payment to taxing authorities. Reconciling items include eliminations of intercompany investments and receivables.

A summary of the Company’s segments for the three and six month periods ended June 30, 2011 and 2010 was as follows:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Card Segment	Other Segment	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Three Months Ended June 30, 2011
Total revenues	$513,632	$12,395	$—	$(50)	$525,977
Depreciation and amortization	6,013	817	121	—	6,951
Interest income	41	—	—	—	41
Interest expense	1,165	1	—	(50)	1,116
Net income (loss) attributable to Heartland	19,181	(87)	(6,836)	—	12,258
Total assets	647,216	85,540	—	(153,602)	579,154

Three Months Ended June 30, 2010
Total revenues	$466,223	$9,709	$—	$(51)	$475,881
Depreciation and amortization	5,396	742	186	—	6,324
Interest income	37	—	—	—	37
Interest expense	1,214	6	—	(50)	1,170
Net income (loss) attributable to Heartland	12,383	(340)	(5,900)	—	6,143
Total assets	654,746	56,005	—	(155,260)	555,491

Six Months Ended June 30, 2011
Total revenues	$968,630	$25,093	$—	$(100)	$993,623
Depreciation and amortization	12,159	1,618	246	—	14,023
Interest income	82	—	—	—	82
Interest expense	2,405	3	—	(100)	2,308
Net income (loss) attributable to Heartland	33,152	659	(13,738)	—	20,073
Total assets	647,216	85,540	—	(153,602)	579,154

Six Months Ended June 30, 2010
Total revenues	$867,435	$19,703	$—	$(101)	$887,037
Depreciation and amortization	10,848	1,466	295	—	12,609
Interest income	68	—	—	—	68
Interest expense	2,356	12	—	(97)	2,271
Net income (loss) attributable to Heartland	31,225	311	(11,165)	—	20,371
Total assets	654,746	56,005	—	(155,260)	555,491

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Three months ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Basic:
Net income attributable to Heartland	$12,258	$6,143	$20,073	$20,371
Weighted average common stock outstanding	38,792	37,935	38,625	37,782
Earnings per share	$0.32	$0.16	$0.52	$0.54

Diluted:
Net income attributable to Heartland	$12,258	$6,143	$20,073	$20,371

Basic weighted average common stock outstanding	38,792	37,935	38,625	37,782
Effect of dilutive instruments:
Stock options and restricted share units	1,336	1,408	1,309	1,389
Diluted weighted average shares outstanding	40,128	39,343	39,934	39,171
Earnings per share	$0.31	$0.16	$0.50	$0.52

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

At June 30, 2011, we provided our bankcard payment processing services to approximately 174,730 active SME merchants located across the United States. This compares to 173,860 active SME merchants at December 31, 2010, and 174,600 active SME merchants at June 30, 2010. At June 30, 2011, we provided bankcard payment processing services through Network Services to 137 merchants with 53,013 locations. Additionally, at June 30, 2011, we provided bankcard payment processing services to over 9,300 merchants in Canada. According to The Nilson Report, in 2010 we were the 5th largest card acquirer in the United States ranked by transaction count and the 8th largest acquirer by processed dollar volume, which consists of both credit and debit Visa and MasterCard transactions. These rankings reflected our 2.6 billion transactions, and our processing activity represented 4% of the total bankcard processing market reported by market participants to The Nilson Report.

Our total bankcard processing volume for the three months ended June 30, 2011 was $21.5 billion, a 11.0% increase from the $19.3 billion processed during the three months ended June 30, 2010. Our total bankcard processing volume for the six months ended June 30, 2011 was $40.1 billion, a 10.4% increase from the $36.3 billion processed during the six months ended June 30, 2010. Our SME bankcard processing volume for the three and six months ended June 30, 2011 was $17.5 billion and $32.9 billion, respectively, an increase of 7.2% and 7.1%, respectively, over the three and six months ended June 30, 2010 reflecting increases for same store sales growth, new SME merchants installed, and growth in American Express and Discover processing. We include American Express volume in our SME bankcard processing volume only where we receive percentage-based residual compensation for that volume. Our bankcard processing volume for the three and six months ended June 30, 2011 also includes $3.8 billion and $6.9 billion, respectively, of settled volume for Network Services Merchants, compared to $2.9 billion and $5.4 billion, respectively, for the three and six months ended June 30, 2010. Bankcard processing volume for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
SME merchants	$17,483	$16,310	$32,908	$30,715
Network Services Merchants	3,801	2,874	6,913	5,372
Canada	173	146	309	261
Total bankcard processing volume (a)	$21,457	$19,330	$40,130	$36,348
(a) Bankcard processing volume includes volume for credit and signature debit transactions.
Merchant attrition is expected in the card payment processing industry in the ordinary course of business. We experience attrition in merchant bankcard processing volume resulting from several factors, including business closures, transfers of merchants' accounts to our competitors and account closures that we initiate due to heightened credit risks relating to, or contract breaches by, merchants, and (when applicable) same store sales contraction. We measure SME processing volume attrition against all SME merchants that were processing with us in the same month a year earlier. During the three months ended June 30, 2011, we experienced an improved 13.6% average annualized attrition in our SME bankcard processing volume and for the 2011 six-month period we experienced attrition of 13.5%. During 2010, 2009 and 2008, we experienced average annual attrition in our SME bankcard processing volume of 15.3%, 22.6% and 17.3%, respectively. Historically, much of our attrition has been related to business closures, which accelerated in 2009 and 2008 due to weak economic conditions, and in 2009 and 2008 our volume attrition was also significantly impacted by an overall contraction in same stores sales.

In our SME business, we measure same store sales growth, or contraction, as the change in bankcard processing volume for all bankcard merchants that were processing with us in the same month a year earlier. During the three months ended June 30, 2011, same store sales grew 2.5% on average, compared to 1.3% on average in the 2010 full year. Same store sales growth or contraction results from the combination of the increasing or decreasing use by consumers of bankcards for the purchase of goods and services at the point of sale, and sales growth or contraction experienced by our retained SME bankcard merchants. The following table compares our same store sales growth or contraction during 2011, 2010, 2009 and 2008:

Same Store Sales Growth (Contraction)	2011	2010	2009	2008
First Quarter	3.2%	(1.5)%	(7.6)%	0.6%
Second Quarter	2.5%	1.1%	(9.7)%	(0.1)%
Third Quarter		2.0%	(8.6)%	(2.0)%
Fourth Quarter		3.8%	(5.2)%	(6.8)%
Full Year		1.3%	(7.8)%	(2.1)%
Our same store sales experience has tracked overall economic conditions, contracting from the first quarter of 2008 through the first quarter of 2010 as a result of the declining economic conditions during the 2008-2009 recession, followed by growth beginning in the second quarter of 2010 as the general economy slowly improved. Management believes that the challenging economic conditions may continue to result in modest, if any, near-term improvements in our existing SME merchants' businesses.

We measure the overall production of our sales force by the amount of gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. Beginning in the third quarter of 2010, we refocused our sales organization toward improving individual salespersons' productivity and we reduced our Relationship Manager count, but at the same time more fully engaged our Territory Managers in the sales process by requiring them to achieve individual minimum monthly gross margin install targets. The total

Relationship Managers and Territory Managers count amounted to 917, 762 and 731 at December 31, 2010, March 31, 2011 and June 30, 2011, respectively. The increased focus on individual productivity resulted in year-over-year growth rates of 6.4%, 13.2% and 3.6% in our installed gross margin for the fourth quarter of 2010, the first quarter of 2011 and the second quarter of 2011, respectively. We expect to drive improvement in year-over-year installed margin growth rates in future quarters by increasing our Relationship Manager count.

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

In contrast to SME card processing revenues, revenues from our Network Services Merchants are largely driven by the number of transactions we process (whether settled, or only authorized), not our processing volume, as the merchants which comprise Network Services' customer base pay on a per transaction basis for processing services. Additionally, we acquire and settle transactions on our front and back end systems for American Express transactions for which we receive compensation from American Express on a per transaction basis. The number of transactions we processed for Network Services Merchants and American Express for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Network Services Merchants:
Settled	141,787	124,189	264,718	231,924
Authorized	705,546	675,467	1,329,299	1,252,734
American Express (a)	8,318	3,649	15,785	4,656
Total	855,651	803,305	1,609,802	1,489,314
(a) Includes only those transactions not eligible for residual compensation.
We have developed a number of proprietary payment processing systems to increase our operating efficiencies and distribute our processing and merchant data to our three main constituencies: our merchant base, our sales force and our customer service staff. We provide authorization and data capture services to our SME merchants through our internally-developed front-end processing system, HPS Exchange. This system incorporates real time reporting tools through interactive point-of-sale database maintenance via the Internet. These tools enable merchants, and our employees, to change the messages on credit card receipts and to view sale and return transactions entered into the point-of-sale device with a few second delay on any computer linked to the Internet. During the three months ended June 30, 2011 and 2010, approximately 93% and 90%, respectively, of our SME transactions were processed through HPS Exchange.
We provide clearing, settlement and merchant accounting services through our own internally developed back-end processing system, Passport. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At both June 30, 2011 and 2010, approximately 99% of total SME bankcard merchants were processing on Passport. In the fourth quarter of 2010, the clearing, settlement and merchant accounting services for Network Services' settled transactions were converted onto Passport, so that at June 30, 2011, our internal systems are providing all aspects of our Network Services Merchants' processing needs.
We also provide payroll processing services throughout the United States. At June 30, 2011, we processed payroll for 12,147 customers, an increase of 14.2% from 10,632 payroll customers at June 30, 2010 and an increase of 9.1% from 11,131 payroll customers at December 31, 2010. Our nationwide direct sales force sells our payroll processing services solely on a commission basis. In the six months ended June 30, 2011 and the full year 2010, we installed 2,365 and 4,858 new payroll processing customers, respectively. We developed a new comprehensive payroll management system, which we refer to as PlusOne Payroll, that streamlines all aspects of the payroll process to enable time and cost savings. PlusOne Payroll was made available to new and existing customers beginning in 2010. We expect to fully convert our existing payroll customers to PlusOne Payroll by the end of the third quarter of 2011. The PlusOne Payroll platform enables us to process payroll on a large scale and provide customizable solutions for businesses of all sizes.

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

Since our announcement of the Processing System Intrusion on January 20, 2009 and through June 30, 2011, we have expensed a total of $146.8 million, before reducing those charges by $31.2 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, related to settlements of claims. Approximately $32.1 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

During the three months ended June 30, 2011, we incurred approximately $0.4 million, or less than one cent per share, for legal fees and costs we incurred for defending various claims and actions for the Processing System Intrusion. During the three months ended June 30, 2010, we expensed approximately $4.9 million, or $0.07 per share, related to the Processing System Intrusion.

During the six months ended June 30, 2011, we incurred approximately $0.7 million, or $0.01 per share, for legal fees and costs we incurred for defending various claims and actions for the Processing System Intrusion. During the six months ended June 30, 2010, we recovered from our insurance providers approximately $26.8 million of the costs we had previously incurred for the Processing System Intrusion and expensed approximately $11.3 million for accruals, legal fees and costs we incurred for defending various claims and actions, resulting in a net recovery of $15.5 million, or $0.24 per share for that period.

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

•
On January 7, 2010, we, Heartland Bank, KeyBank National Association (“KeyBank,” and, together with Heartland Bank, the “Sponsor Banks”), and Visa U.S.A. Inc., Visa International Service Association and Visa Inc. (collectively, “Visa”) entered into a settlement agreement to resolve potential claims and other disputes related to the Processing System Intrusion and on February 18, 2010 we paid $58.6 million for that settlement, after a $0.8 million credit for fines previously collected by Visa during 2009. We obtained loans totaling $53.0 million from Sponsor Banks, the proceeds of which were used to partially fund the settlement amount. See “—Liquidity and Capital Resources — Credit Facilities” for a discussion of the $28.0 million Bridge Loan and $25.0 million Increased Credit Commitment, both entered into on February 18, 2010 and repaid on November 24, 2010 when we entered into a Second Amended and Restated Credit Agreement.

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

These settlement amounts were previously provided for our Provision for Processing System Intrusion and carried in our Reserve for Processing System Intrusion. We do not consider it a reasonable possibility that losses exceeding the amounts already recognized on the matters subject to the settlement agreements will be incurred. With regard to the unsettled claims related to the Processing System Intrusion, described in “- Legal and Regulatory Considerations,” we have determined an unfavorable outcome is not considered reasonably possible on any such claim disclosed. We are prepared to vigorously defend our company against any unsettled claims relating to the Processing System Intrusion that have been asserted against us and our sponsor banks to date. We feel we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion.

Additional costs we expect to incur for legal fees and costs for defending the unsettled claims and actions associated with the Processing System Intrusion will be recognized as incurred. Such costs are not expected to be material to our results of operations, financial condition and cash flow.

Second Quarter of 2011 Financial Results
Our financial results for the three months ended June 30, 2011 benefited from an improved Operating Margin, reflecting 6.1% year-over-year growth in Net Revenues and a 6.7% decrease in processing and servicing costs compared to the three months ended June 30, 2010. For the three months ended June 30, 2011, we recorded net income of $12.3 million, or $0.31 per share, compared to $6.1 million, or $0.16 per share, in the three months ended June 30, 2010. Year-over-year comparisons of net income and net income per share are impacted by our Provision for Processing System Intrusion. In the three months ended June 30, 2011, we recorded total expenses of $0.4 million, less than one cent per share, and for the three months ended June 30, 2010, we recorded total expenses of $4.9 million, or $0.07 per share, associated with the Processing System Intrusion (see “— Processing System Intrusion” for more detail). The following is a summary of our financial results for the three months ended June 30, 2011:

•
Total Net Revenue increased $7.1 million, or 6.1%, from $115.1 million in the three months ended June 30, 2010 to $122.2 million in the three months ended June 30, 2011. The increase in Net Revenue was driven by the increases in Net Revenue from our SME merchants and increases in card processing revenues at Network Services and CPOS, loyalty and gift processing revenues, recently acquired K to 12 School Solutions processing revenues and equipment-related revenues.

•
During the three months ended June 30, 2011, our SME processing volume increased 7.2% to $17.5 billion from $16.3 billion during the three months ended June 30, 2010. We earn percentage-based revenues on our SME processing volume. The year-over-year increase reflects same store sales growth, new SME merchants installed, and growth in American Express and Discover processing.

•
During the three months ended June 30, 2011, we generated revenues on the 142 million Network Services Merchant transactions that we settled and on the 706 million Network Services Merchant transactions that we authorized. These compare to 124 million transactions settled and 675 million transactions authorized during the three months ended June 30, 2010. We earn transaction-based revenues on our Network Services Merchant card processing volume.

•
Our processing and servicing expenses decreased $4.0 million, or 6.7%, from $59.3 million in the three months ended June 30, 2010, to $55.4 million in the three months ended June 30, 2011 primarily due to reductions in transaction processing costs on Network Services' front-end transactions, lower residual commission expense, reduced merchant losses and reduced costs of support personnel, particularly account managers. Lower residual commissions were the result of exercising our rights to buy out a substantial amount of portfolio equity owned by our Relationship Managers and sales managers during the third quarter of 2010. We realized a reduction of approximately $0.6 million in monthly residual commission expense beginning in the fourth quarter of 2010. The amount of future annual reductions in residual commission expense will be impacted by merchant attrition. Partially offsetting these reductions were increased costs associated with servicing higher SME bankcard processing volume and increased costs of sales and servicing related to the higher loyalty and gift and equipment-related revenues.

•
Our general and administrative expenses increased $5.3 million, or 21.9%, from $24.1 million in the three months ended June 30, 2010 to $29.4 million in the three months ended June 30, 2011. The 2011 increase in general and administrative expenses included a $3.0 million increase in personnel costs, a $0.4 million increase in occupancy costs, a $0.9 million increase in equipment lease expense, and a $0.8 million increase in sales incentive expenses. General and administrative expenses as a percentage of total revenue for the three months ended June 30, 2011 was 5.6%, up from 5.1% for the three months ended June 30, 2010.

•
As a result of the increase in Net Revenue and reductions in Processing and Servicing Expenses, our income from operations, which we also refer to as operating income, increased $6.5 million to $21.7 million for the three months ended June 30, 2011, from $15.2 million for the three months ended June 30, 2010. Our Operating Margin, which we measure as operating income divided by Net Revenue, was 17.7% for the three months ended June 30, 2011, compared to 13.2% for the three months ended June 30, 2010.

See “— Results of Operations — Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010” for a more detailed discussion of our second quarter financial results.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements are unaudited. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at June 30, 2011, our results of operations, our changes in stockholders' equity and our cash flows for the six months ended June 30, 2011 and 2010. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2011. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010. The critical accounting estimates described here are those that are most important to the depiction of our financial condition and results of operations, including those whose application requires management's most subjective judgment in making estimates about the effect of matters that are inherently uncertain. The line items on our income statement and balance sheet, which are impacted by management's estimates, are described below.

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
However, for our Network Services Merchants, we record our processing revenues net of credit interchange fees because the daily cash settlement with Network Services Merchants is net of interchange fees.

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

The amount of the up-front signing bonus paid for new SME bankcard, payroll and check processing accounts is based on the estimated gross margin for the first year of the merchant contract. The gross signing bonuses paid during the six months ended June 30, 2011 and 2010 were $14.5 million and $13.0 million, respectively, and for the full year ended December 31, 2010 were $28.6 million. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The net signing bonus adjustments made during the six months ended June 30, 2011 and 2010 were $(0.4) million and $(1.6) million, respectively. Positive signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year exceeds the estimated gross margin for that year, resulting in the underpayment of the up-front signing bonus and would be paid to the relevant salesperson. Negative signing bonus adjustments result from prior overpayments of up-front signing bonuses, and would be recovered from the relevant salesperson. The amount of signing bonuses paid which remained subject to adjustment at June 30, 2011 was $28.0 million.

The deferred acquisition cost component is accrued for vested salespersons over the first year of SME bankcard merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss for the six months ended June 30, 2011 or the year ended December 31, 2010.

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

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.2 million at June 30, 2011 and December 31, 2010.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 to 2 ½ years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During the six months ended June 30, 2011 and 2010 we made buyout payments of approximately $7.3 million and $3.5 million respectively, and during the 2010 full year, we made buyout payments of approximately $25.2 million.

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

Since our announcement of the Processing System Intrusion on January 20, 2009 and through June 30, 2011, we have expensed a total of $146.8 million, before reducing those charges by $31.2 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, related to settlements of claims. Approximately $32.1 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.
During the three and six months ended June 30, 2011, we incurred approximately $0.4 million and $0.7 million, respectively, or less than one cent per share for the three-month period and $0.01 per share for the six-month period, for legal fees and costs we incurred for defending various claims and actions for the Processing System Intrusion. During the six months ended June 30, 2010, the Company recovered from its insurance providers approximately $26.8 million of the costs it incurred for the Processing System Intrusion and expensed approximately $11.3 million for accruals, legal fees and costs it incurred for defending various claims and actions, resulting in a net recovery of $15.5 million, or $0.24 per share. For the three months ended June 30, 2010, the Company expensed a total of $4.9 million, or about $0.07 per share, respectively, associated with the Processing System Intrusion.

At June 30, 2011, we carried a $1.6 million Reserve for Processing System Intrusion on our Consolidated Balance Sheet. See “— Overview — Processing System Intrusion” for a discussion of settlements paid and charged to this Reserve for Processing System Intrusion during 2010 and 2009.
We are prepared to vigorously defend our company against any unsettled claims relating to the Processing System Intrusion that have been asserted against us and our sponsor banks to date. We feel we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion. Additional costs we expect to incur for legal fees and costs for defending the unsettled claims and actions associated with the Processing System Intrusion will be recognized as incurred. Such costs are not expected to be material to our results of operations, financial condition and cash flow.

Processing Liabilities and Loss Reserves
The majority of our processing liabilities include funds in transit associated with bankcard and check processing. At June 30, 2011, cash included approximately $29.1 million of processing-related cash in transit and collateral, compared to approximately $25.6 million of processing-related cash in transit and collateral at December 31, 2010. In addition, we maintain merchant deposits to offset potential liabilities from merchant chargeback processing.

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder's dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant's favor. In these cases, the transaction is ''charged back'' to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At both June 30, 2011 and December 31, 2010, we held SME merchant deposits totaling $9.2 million. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent bankcard processing volume. At both June 30, 2011 and December 31, 2010, our loss reserve totaled $1.9 million and $1.7 million, respectively. Aggregate SME bankcard merchant losses, including losses charged to operations and the loss reserve, were $2.9 million and $5.6 million for the six months ended June 30, 2011 and 2010.

During the fourth quarter of 2010, we converted Network Services' settled transactions from a third party processor and began settling Network Services Merchant accounts, and processing chargebacks originating from these merchants, on Passport. Prior to this, these chargebacks were processed and carried by Fifth Third Processing Solutions, which was our third-party outsourced processor for settling Network Services Merchant accounts. Chargeback losses originating from Network Services bankcard processing on Passport during the six months ended June 30, 2011 were $11,000.

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

The weighted-average fair value of options we granted during 2010 and 2009 were $6.12 and $3.12, respectively. We did not grant any stock options during the six months ended June 30, 2011. The fair value of options granted during 2010 and 2009 was estimated at the grant date using the following weighted average assumptions:

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

As of June 30, 2011 and December 31, 2010, 2009 and 2008, management believed that achieving these performance conditions was not “more likely than not” to occur; therefore, no share-based compensation expense was recorded for these performance-based options. The evaluation of the likelihood of achieving these performance conditions will be repeated quarterly, and if vesting of some or all of the options becomes more likely than not, share-based compensation expense will be recorded.

In the second quarter of 2009, our Board of Directors approved grants of 930,000 stock options subject to multiple vesting conditions. Under these stock options, the employee must provide continuous service over four years and a market price condition must be satisfied within those four years. These stock options have a five-year term and could vest in equal amounts in 2010, 2011, 2012 and 2013 only if during the four-year service period, the price of our common stock as reported by the New York Stock Exchange exceeds two or three times the exercise price for 30 consecutive trading days. The grant date fair values of these multiple vesting condition options are recognized as compensation expense over their four-year service periods. At June 30, 2011, 232,500 of the 930,000 stock options had vested.

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

As of June 30, 2011 and December 31, 2010, management believed that achieving these performance targets was not “more likely than not” to occur; therefore, no share-based compensation expense was recorded for these Restricted Share Units. The evaluation of the likelihood of achieving these performance targets will be repeated quarterly, and if vesting of some or all of the Restricted Share Units becomes more likely than not, share-based compensation expense will be recorded. The closing price of our common stock on the grant date equals the grant date fair value of these nonvested Restricted Share Units awards and would be recognized as compensation expense over their vesting periods.

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

Goodwill
Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. We recorded goodwill in connection with our acquisitions including our recent 2010 and 2011 acquisitions of Lunchbox, Comalex and mySchoolBucks. Goodwill is tested for impairment at least annually and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of the reporting unit. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred.  Such changes may include, among others: a significant decline in expected future cash flows; a sustained decline in market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates.  We perform annual goodwill impairment testing in the fourth quarter. Our evaluation indicated that no impairment existed as of December 31, 2010. At June 30, 2011 and December 31, 2010, goodwill of $75.1 million and $68.3 million, respectively, was recorded on our Consolidated Balance Sheet. We may be required to record goodwill impairment losses in future periods, whether in connection with our next annual impairment testing in the fourth quarter of 2011 or subsequent to that, if any such indicators constitute a triggering event in other than the quarter in which the annual goodwill impairment test is performed.  It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.

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

We also account for the recognition and measurement of tax benefits associated with uncertain tax positions. This requires evaluations of individual tax positions to determine whether any part of that position can be recognized or continues to be recognized in the financial statements. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. We had approximately $1.6 million of total gross unrecognized tax benefits as of June 30, 2011, approximately $1.0 million of which would impact the effective tax rate.

Results of Operations
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Three Months Ended June 30,	% of Total Revenue	Three Months Ended June 30,	% of Total Revenue	Change
	2011		2010		Amount	%
Total revenues	$525,977	100.0%	$475,881	100.0%	$50,096	10.5%
Costs of services:
Interchange	365,207	69.4%	330,735	69.5%	34,472	10.4%
Dues, assessments and fees	38,551	7.3%	30,004	6.3%	8,547	28.5%
Processing and servicing	55,359	10.5%	59,322	12.5%	(3,963)	(6.7)%
Customer acquisition costs	12,130	2.3%	12,820	2.7%	(690)	(5.4)%
Depreciation and amortization	3,701	0.7%	3,756	0.8%	(55)	(1.5)%
Total costs of services	474,948	90.3%	436,637	91.8%	38,311	8.8%
General and administrative	29,377	5.6%	24,094	5.1%	5,283	21.9%
Total expenses	504,325	95.9%	460,731	96.8%	43,594	9.5%
Income from operations	21,652	4.1%	15,150	3.2%	6,502	42.9%
Other income (expense):
Interest income	41		37		4	10.8%
Interest expense	(1,116)	(0.2)%	(1,170)	(0.2)%	54	(4.6)%
Provision for processing system intrusion costs	(372)	(0.1)%	(4,854)	(1.0)%	4,482	(92.3)%
Other, net	(308)	(0.1)%	1,075	0.2%	(1,383)	(128.7)%
Total other income (expense)	(1,755)	(0.3)%	(4,912)	(1.0)%	3,157	(64.3)%
Income before income taxes	19,897	3.8%	10,238	2.2%	9,659	94.3%
Provision for income taxes	7,505	1.4%	4,064	0.9%	3,441	84.7%
Net income	12,392	2.4%	6,174	1.3%	6,218	100.7%
Less: Net income attributable to noncontrolling interests	134		31		103	332.3%
Net income attributable to Heartland	$12,258	2.3%	$6,143	1.3%	$6,115	99.5%
Total Revenues. Total revenues increased by 10.5% from $475.9 million in the three months ended June 30, 2010 to $526.0 million in the three months ended June 30, 2011, primarily as a result of a $48.5 million, or 10.5% increase in processing revenues. The breakout of our total revenues for the three months ended June 30, 2011 and 2010 was as follows (in thousands of dollars):

	Three Months Ended June 30,		Change from Prior Year
	2011	2010	Amount	%
Processing revenues, gross (a)	$511,517	$463,066	$48,451	10.5%
Payroll processing revenues	4,418	3,892	526	13.5%
Equipment-related income	10,042	8,923	1,119	12.5%
Total Revenues	$525,977	$475,881	$50,096	10.5%

(a)	Includes Visa, MasterCard, AMEX and Discover bankcard processing revenues, AMEX fees, check processing fees, customer service fees, gift card, loyalty, K to 12 and other miscellaneous revenue.
The $48.5 million increase in processing revenues from $463.1 million in the three months ended June 30, 2010 to $511.5 million in the three months ended June 30, 2011 was primarily due to higher SME merchant card processing revenues. Revenues from our SME bankcard processing increased due to higher SME bankcard processing volume. For the three months ended June 30, 2011, our SME bankcard processing volume increased 7.2% to $17.5 billion, compared to $16.3 billion for the three months ended June 30, 2010, reflecting increases for same store sales growth, new SME merchants installed, and growth in American Express and Discover processing. We include American Express volume in our SME bankcard processing volume only where we receive percentage-based residual compensation for that volume. Network Services increased its bankcard processing revenues based on the 142 million transactions it settled, representing $3.8 billion in processing volume, and the 706 million transactions it authorized through its front-end card processing systems during the three months ended June 30, 2011, as compared to the 124 million transactions it settled, representing $2.9 billion in processing volume, and the 675 million transactions it authorized through its front-end card processing systems during the three months ended June 30, 2010. We report Network Services’ settled bankcard processing revenues net of credit interchange because the daily cash settlement with Network Services’ merchants is on a net basis.
Payroll processing revenues, which include fees earned on payroll processing services and interest income earned on funds held for customers, increased by 13.5%, from $3.9 million in the three months ended June 30, 2010 to $4.4 million in the three months ended June 30, 2011, primarily due to the 14.2% increase in the number of payroll processing customers from 10,632 at June 30, 2010 to 12,147 at June 30, 2011.
Equipment-related income increased by $1.1 million, or 12.5%, from $8.9 million in the three months ended June 30, 2010 to $10.0 million in the three months ended June 30, 2011, primarily due to increases in revenues from the sale of card processing hardware, including our proprietary terminals, PIN pads and wedges, referred to as E3 Devices, which encrypt cardholder data as the card is being swiped, and from sales of our SmartLink telecommunications equipment which is used to consolidate multiple in-store communication lines into one high-speed broadband line, and also from sales of equipment in our recently acquired K to 12 School Solutions businesses.
Net Revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 6.1% from $115.1 million in the three months ended June 30, 2010, to $122.2 million in the three months ended June 30, 2011. The increase in Net Revenue was driven primarily by increases in SME bankcard processing volume, loyalty and gift processing revenues, newly acquired K to 12 School Solutions processing revenues and equipment-related revenues.
Costs of services. Costs of services increased 8.8% from $436.6 million in the three months ended June 30, 2010 to $474.9 million in the three months ended June 30, 2011, due primarily to increases in interchange fees and dues, assessments and fees. Costs of services represented 90.3% of total revenues in the three months ended June 30, 2011, down from 91.8% in the three months ended June 30, 2010.
Interchange fees increased 10.4% from $330.7 million in the three months ended June 30, 2010 to $365.2 million in the three months ended June 30, 2011, and represented 69.4% of total revenues in the three months ended June 30, 2011 compared to 69.5% in the three months ended June 30, 2010. The increase in interchange fees was primarily due to higher SME bankcard processing volume in the three months ended June 30, 2011, especially for American Express which generally has higher interchange rates than Visa and MasterCard.
Dues, assessments and fees increased 28.5% from $30.0 million in the three months ended June 30, 2010 to $38.6 million in the three months ended June 30, 2011, primarily as a result of increases in Visa, MasterCard and Discover assessments and fees which we pass through to our merchants, and also due to higher SME bankcard processing volume. Dues, assessments and fees were 7.3% of total revenues in the three months ended June 30, 2011, compared to 6.3% in the three months ended June 30, 2010.
Processing and servicing expense for the three months ended June 30, 2011 decreased by $4.0 million, or 6.7%, compared with the three months ended June 30, 2010. The decrease in processing and servicing expense for the three months ended June 30, 2011 was primarily due to reductions in transaction processing costs on Network Services' front-end transactions, lower residual commission expense, reduced merchant losses and reduced costs of support personnel, particularly account managers. Lower residual commissions were the result of exercising our rights to buy out a substantial amount of portfolio equity owned by our Relationship Managers and sales managers during the third quarter of 2010. We continue to buy out portfolio equity. See "— Critical Accounting Estimates — Accrued Buyout Liability" for more detail. Partially offsetting these reductions were increased costs associated with servicing higher bankcard processing volume and increased costs of sales and servicing related to the higher loyalty and gift and equipment-related revenues. As a percentage of total revenue, processing and servicing expense decreased to 10.5% for the three months ended June 30, 2011 from 12.5% for the three months ended June 30, 2010.
Customer acquisition costs for the three months ended June 30, 2011 decreased by $0.7 million, or 5.4% compared with the three months ended June 30, 2010. This decline primarily reflects the impacts of lower signing bonus amortization, as capitalized signing bonuses recorded in periods having higher new gross margin installs, such as 2008, become fully amortized and are replaced with smaller capitalized signing bonuses resulting from our current lower levels of new gross margin installs. Customer acquisition costs for the three months ended June 30, 2011 and 2010 included the following components (in thousands of dollars):

	Three Months Ended June 30,
	2011	2010
Amortization of signing bonuses, net	$8,091	$9,505
Amortization of capitalized customer deferred acquisition costs	3,928	4,059
Increase in accrued buyout liability	3,723	3,172
Capitalized customer deferred acquisition costs	(3,612)	(3,916)
Total Customer Acquisition Costs	$12,130	$12,820
Depreciation and amortization expenses decreased 1.5% from $3.8 million in the three months ended June 30, 2010 to

$3.7 million in the three months ended June 30, 2011. Most of our investments in information technology have been for security-related enhancements and in support of the continuing development of HPS Exchange, Passport and other processing-related initiatives. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized increased from $4.0 million in the three months ended June 30, 2010 to $6.1 million in the three months ended June 30, 2011. The total amount of capitalized costs for projects placed in service in the three months ended June 30, 2011 and 2010 was $2.0 million and $3.0 million, respectively.
General and administrative. General and administrative expenses increased $5.3 million, or 21.9%, from $24.1 million in the three months ended June 30, 2010 to $29.4 million in the three months ended June 30, 2011. This increase was primarily due to a $3.0 million increase in personnel costs, a $0.4 million increase in occupancy costs, a $0.9 million increase in equipment lease expense and, a $1.0 million increase in travel expenses mostly related to sales incentive travel rewards. General and administrative expenses as a percentage of total revenue for the three months ended June 30, 2011 was 5.6%, an increase from 5.1% for the three months ended June 30, 2010.
Income from operations. As a result of the increase in Net Revenue and reductions in processing and servicing expenses, our income from operations, which we also refer to as operating income, improved to $21.7 million for the three months ended June 30, 2011, from $15.2 million for the three months ended June 30, 2010. Our operating margin, which we measure as operating income divided by Net Revenue, was 17.7% for the three months ended June 30, 2011, compared to 13.2% for the three months ended June 30, 2010.
Interest expense. Interest expense for the three months ended June 30, 2011 was $1.1 million, compared with $1.2 million for the three months ended June 30, 2010. Interest expense in both periods includes interest incurred under our Credit Facilities and interest we recorded on payables to our sponsor banks. See “—Liquidity and Capital Resources—Credit Facility” for more detail on our borrowings. Interest expense which we recorded on payables to our sponsor banks resulted from our practice of having our sponsor banks advance interchange fees to most of our SME merchants. Generally, we fund these advances to our SME merchants first with our available cash, then by incurring a payable to our sponsor banks when that cash has been expended. We pay our sponsor banks the prime rate on these payables.
Provision for processing system intrusion costs. See “—Overview— Processing System Intrusion and —Critical Accounting Estimates—Reserve for Processing System Intrusion” for more details on the Processing System Intrusion.
During the three months ended June 30, 2011, we recorded total expenses of $0.4 million, less than one cent per share, associated with the Processing System Intrusion. During the three months ended June 30, 2010, we recorded total expenses of $4.9 million, or $0.07 per share associated with the Processing System Intrusion for accruals, legal fees and costs we incurred for investigations and defending various claims and actions.
Other income (expense), net. Other, net for the three months ended June 30, 2011 included pre-tax charges of $0.3 million reflecting the for costs (primarily staff termination costs and fixed asset write downs) associated with the closing of our Johnson City, Tennessee service center. Other, net for the three months ended June 30, 2010 reflected a net legal settlement received during that period.

Income taxes. Income tax expense for the three months ended June 30, 2011 was $7.5 million, reflecting an effective tax rate of 37.7%. This compares to income tax expense of $4.1 million for the three months ended June 30, 2010, reflecting an effective tax rate of 39.7%. The reduction in the effective tax rate for 2011 reflects the impact of state income tax minimum obligations in 2010.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $12.3 million for the three months ended June 30, 2011. This compares to a net income of $6.1 million for the three months ended June 30, 2010.

Results of Operations
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Six Months Ended June 30,	% of Total Revenue	Six Months Ended June 30,	% of Total Revenue	Change
	2011		2010		Amount	%
Total revenues	$993,623	100.0%	$887,037	100.0%	$106,586	12.0%
Costs of services:
Interchange	686,006	69.0%	611,785	69.0%	74,221	12.1%
Dues, assessments and fees	72,701	7.3%	56,274	6.3%	16,427	29.2%
Processing and servicing	107,915	10.9%	116,340	13.1%	(8,425)	(7.2)%
Customer acquisition costs	23,788	2.4%	26,185	3.0%	(2,397)	(9.2)%
Depreciation and amortization	7,576	0.8%	7,510	0.8%	66	0.9%
Total costs of services	897,986	90.4%	818,094	92.2%	79,892	9.8%
General and administrative	59,423	6.0%	51,194	5.8%	8,229	16.1%
Total expenses	957,409	96.4%	869,288	98.0%	88,121	10.1%
Income from operations	36,214	3.6%	17,749	2.0%	18,465	104.0%
Other income (expense):
Interest income	82		68		14	20.6%
Interest expense	(2,308)	(0.2)%	(2,271)	(0.3)%	(37)	1.6%
(Provision for) recovery of processing system intrusion costs	(675)	(0.1)%	15,510	1.7%	(16,185)	(104.4)%
Other, net	(745)	(0.1)%	2,020	0.2%	(2,765)	(136.9)%
Total other income (expense)	(3,646)	(0.4)%	15,327	1.7%	(18,973)	(123.8)%
Income before income taxes	32,568	3.3%	33,076	3.7%	(508)	(1.5)%
Provision for income taxes	12,314	1.2%	12,658	1.4%	(344)	(2.7)%
Net income	20,254	2.0%	20,418	2.3%	(164)	(0.8)%
Less: Net income attributable to noncontrolling interests	181		47		134	285.1%
Net income attributable to Heartland	$20,073	2.0%	$20,371	2.3%	$(298)	(1.5)%
Total Revenues. Total revenues increased by 12.0% from $887.0 million in the six months ended June 30, 2010 to $993.6 million in the six months ended June 30, 2011, primarily as a result of a $103.5 million, or 12.0% increase in processing revenues. The breakout of our total revenues for the six months ended June 30, 2011 and 2010 was as follows (in thousands of dollars):

	Six Months Ended June 30,		Change from Prior Year
	2011	2010	Amount	%
Processing revenues, gross (a)	$965,773	$862,285	$103,488	12.0%
Payroll processing revenues	10,127	8,835	1,292	14.6%
Equipment-related income	17,723	15,917	1,806	11.3%
Total Revenues	$993,623	$887,037	$106,586	12.0%

(a)	Includes Visa, MasterCard, AMEX and Discover bankcard processing revenues, AMEX fees, check processing fees, customer service fees, gift card, loyalty, K to 12 and other miscellaneous revenue.
The $103.5 million increase in processing revenues from $862.3 million in the six months ended June 30, 2010 to $965.8 million in the six months ended June 30, 2011 was primarily due to higher SME merchant card processing revenues. Revenues from our SME bankcard processing increased due to higher SME bankcard processing volume. For the six months ended June 30, 2011, our SME bankcard processing volume increased 7.1% to $32.9 billion, compared to $30.7 billion for the six months ended June 30, 2010, reflecting increases for same store sales growth, new SME merchants installed, and growth in American Express and Discover processing. We include American Express volume in our SME bankcard processing volume only where we receive percentage-based residual compensation for that volume. Network Services increased its bankcard processing revenues based on the 265 million transactions it settled, representing $6.9 billion in processing volume, and the 1,329 million transactions it authorized through its front-end card processing systems during the six months ended June 30, 2011, as compared to the 232 million transactions it settled, representing $5.4 billion in processing volume, and the 1,253 million transactions it authorized through its front-end card processing systems during the six months ended June 30, 2010. We report Network Services’ settled bankcard processing revenues net of credit interchange because the daily cash settlement with Network Services’ merchants is on a net basis.
Payroll processing revenues, which include fees earned on payroll processing services and interest income earned on funds held for customers, increased by 14.6%, from $8.8 million in the six months ended June 30, 2010 to $10.1 million in the six months ended June 30, 2011, primarily due to the 14.2% increase in the number of payroll processing customers from 10,632 at June 30, 2010 to 12,147 at June 30, 2011.
Equipment-related income increased by $1.8 million, or 11.3%, from $15.9 million in the six months ended June 30, 2010 to $17.7 million in the six months ended June 30, 2011, primarily due to increases in revenues from the sale of card processing hardware, including our proprietary terminals, PIN pads and wedges, referred to as E3 Devices, which encrypt cardholder data as the card is being swiped, and from sales of our SmartLink telecommunications equipment which is used to consolidate multiple in-store communication lines into one high speed broadband line, and also from sales of equipment in our recently acquired K to 12 School Solutions businesses.
Net Revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 7.3% from $219.0 million in the six months ended June 30, 2010, to $234.9 million in the six months ended June 30, 2011. The increase in Net Revenue was driven primarily by increases in SME bankcard processing volume, Payroll processing revenues, loyalty and gift processing revenues, and newly acquired K to 12 School Solutions processing revenues and equipment-related revenues.
Costs of services. Costs of services increased 9.8% from $818.1 million in the six months ended June 30, 2010 to $898.0 million in the six months ended June 30, 2011, due primarily to increases in interchange fees, and dues, assessments and fees. Costs of services represented 90.4% of total revenues in the six months ended June 30, 2011, down from 92.2% in the six months ended June 30, 2010.
Interchange fees increased 12.1% from $611.8 million in the six months ended June 30, 2010 to $686.0 million in the six months ended June 30, 2011, and represented 69.0% of total revenues in the six months ended June 30, 2011 and 2010. The increase in interchange fees was primarily due to higher SME bankcard processing volume in the six months ended June 30, 2011, especially for American Express which generally has higher interchange rates than Visa and MasterCard.
Dues, assessments and fees increased 29.2% from $56.3 million in the six months ended June 30, 2010 to $72.7 million in the six months ended June 30, 2011, primarily as a result of increases in Visa, MasterCard and Discover assessments which we pass through to our merchants, and also due to higher SME bankcard processing volume. Dues, assessments and fees were 7.3% of total revenues in the six months ended June 30, 2011, compared to 6.3% in the six months ended June 30, 2010.
Processing and servicing expense for the six months ended June 30, 2011 decreased by $8.4 million or 7.2%, compared with the six months ended June 30, 2010. The decrease in processing and servicing expense for the six months ended June 30, 2011 was primarily due to reductions in transaction processing costs on Network Services' front-end transactions, lower residual commission expense, reduced merchant losses and reduced costs of support personnel, particularly account managers. Lower residual commissions were the result of exercising our rights to buy out a substantial amount of portfolio equity owned by our Relationship Managers and sales managers during the third quarter of 2010. We continue to buy out portfolio equity. See "— Critical Accounting Estimates — Accrued Buyout Liability" for more detail. Partially offsetting these reductions were increased costs associated with servicing higher bankcard processing volume and increased costs of sales and servicing related to the higher payroll, loyalty and gift, and equipment-related revenues. As a percentage of total revenue, processing and servicing expense decreased to 10.9% for the six months ended June 30, 2011 compared with 13.1% for the six months ended June 30, 2010.
Customer acquisition costs for the six months ended June 30, 2011 decreased by $2.4 million, or 9.2% compared with the six months ended June 30, 2010. This decline primarily reflects the impacts of lower signing bonus amortization, as capitalized signing bonuses recorded in periods having higher new gross margin installs, such as 2008, become fully amortized and are replaced with smaller capitalized signing bonuses resulting from our current lower levels of new gross margin installs. Customer acquisition costs for the six months ended June 30, 2011 and 2010 included the following components (in thousands of dollars):

	Six Months Ended June 30,
	2011	2010
Amortization of signing bonuses, net	$16,605	$19,478
Amortization of capitalized customer deferred acquisition costs	7,795	8,134
Increase in accrued buyout liability	6,330	6,299
Capitalized customer deferred acquisition costs	(6,942)	(7,726)
Total Customer Acquisition Costs	$23,788	$26,185
Depreciation and amortization expenses increased 0.9% from $7.5 million in the six months ended June 30, 2010 to

$7.6 million in the six months ended June 30, 2011. Most of our investments in information technology have been for security-related enhancements and in support of the continuing development of HPS Exchange, Passport and other processing-related initiatives. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized increased from $6.5 million in the six months ended June 30, 2010 to $11.3 million in the six months ended June 30, 2011. The total amount of capitalized costs for projects placed in service in the six months ended June 30, 2011 and 2010 was $4.1 million and $6.1 million, respectively.
General and administrative. General and administrative expenses increased $8.2 million, or 16.1%, from $51.2 million in the six months ended June 30, 2010 to $59.4 million in the six months ended June 30, 2011. General and administrative expenses in the 2011 and 2010 period included $0.1 million and $2.3 million, respectively, for our periodic sales and servicing organization summit. Excluding these summit expenses, our general and administrative expenses in 2011 increased $10.4 million, or 21.4%, primarily due to a $4.6 million increase in personnel costs, a $0.9 million increase in occupancy costs, a $1.9 million increase in equipment lease expense, and a $1.7 million increase in travel expenses mostly related to sales incentive travel rewards. General and administrative expenses as a percentage of total revenue for the six months ended June 30, 2011 was 6.0%, an increase from 5.8% for the six months ended June 30, 2010.
Income from operations. As a result of the increase in Net Revenue and reductions in processing and servicing expenses, our income from operations, which we also refer to as operating income, improved to $36.2 million for the six months ended June 30, 2011, from $17.7 million for the six months ended June 30, 2010. Our operating margin, which we measure as operating income divided by Net Revenue, was 15.4% for the six months ended June 30, 2011, compared to 8.1% for the six months ended June 30, 2010.
Interest expense. Interest expense for the six months ended June 30, 2011 and 2010 was $2.3 million for both periods. Interest expense in both periods includes interest incurred under our Credit Facilities and interest we recorded on payables to our sponsor banks. See “—Liquidity and Capital Resources—Credit Facility” for more detail on our borrowings. Interest expense which we recorded on payables to our sponsor banks resulted from our practice of having our sponsor banks advance interchange fees to most of our SME merchants. Generally, we fund these advances to our SME merchants first with our available cash, then by incurring a payable to our sponsor banks when that cash has been expended. We pay our sponsor banks the prime rate on these payables.
(Provision for) recovery of processing system intrusion costs. See “—Overview—Processing System Intrusion and —Critical Accounting Estimates—Reserve for Processing System Intrusion” for more details on the Processing System Intrusion.
During the six months ended June 30, 2011, we recorded total expenses of $0.7 million, or one cent per share, associated with the Processing System Intrusion. During the six months ended June 30, 2010, we recovered from our insurance providers approximately $26.8 million of the costs we incurred for the Processing System Intrusion and expensed approximately $11.3 million for accruals, legal fees and costs we incurred for investigations and defending various claims and actions, for a net recovery of $15.5 million, or $0.24 per share.
Other income (expense), net. Other, net for the six months ended June 30, 2011 included pre-tax charges of $0.8 million reflecting the estimated liability for costs (primarily accrued staff termination costs and fixed asset write downs) associated with the closing of our Johnson City, Tennessee service center. Other, net for the six months ended June 30, 2010 reflected a net legal settlement received during that period.

Income taxes. Income tax expense for the six months ended June 30, 2011 was $12.3 million, reflecting an effective tax rate of 37.8%. This compares to income tax expense of $12.7 million for the six months ended June 30, 2010, reflecting an effective tax rate of 38.3%. The reduction in the effective tax rate for 2011 reflects the impact of state income tax minimum obligations in 2010.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $20.1 million for the six months ended June 30, 2011. This compares to a net income of $20.4 million for the six months ended June 30, 2010.

Balance Sheet Information

	June 30, 2011	December 31, 2010
	(in thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$41,303	$41,729
Funds held for payroll customers	34,711	36,523
Receivables, net	192,122	175,530
Current tax asset	5,428	18,652
Current deferred tax assets, net	9,537	7,250
Capitalized customer acquisition costs, net	55,954	59,251
Property and equipment, net	111,020	102,248
Goodwill	75,115	68,319
Intangible assets, net	30,282	31,160
Total assets	579,154	561,464
Due to sponsor banks	80,085	72,573
Accounts payable	42,815	42,126
Deposits held for payroll customers	34,711	36,523
Borrowings:
Current portion	15,008	38,286
Long term portion	77,500	85,000
Accrued buyout liability:
Current portion	6,548	5,560
Long term portion	21,316	23,250
Reserve for Processing System Intrusion	1,639	1,618
Total liabilities	373,072	383,870
Total stockholders’ equity	205,464	177,293
June 30, 2011 Compared to December 31, 2010
Total assets increased $17.7 million, or 3.2%, to $579.2 million at June 30, 2011 from $561.5 million at December 31, 2010, primarily due to increases in receivables, property and equipment, and goodwill.

At June 30, 2011, cash on our Balance Sheet totaled $41.3 million, a decrease of $0.4 million, or 1.0%, compared to cash of $41.7 million at December 31, 2010. Our June 30, 2011 cash balance included approximately $29.1 million of processing-related cash in transit and collateral, compared to approximately $25.6 million of cash in transit and collateral at December 31, 2010. Excluding the processing-related cash balances, our operating cash balance decreased $4.0 million, or 24.6%, as we used $30.7 million to repay balances under our Credit Facilities and $7.6 million for acquisitions during the six months ended June 30, 2011. See “— Liquidity and Capital Resources” for more detail.

    Our receivables, which increased $16.6 million, or 9.5%, to $192.1 million at June 30, 2011 from $175.5 million at December 31, 2010, are primarily due from our bankcard processing merchants and result in large part from our practice of advancing interchange fees to most of our SME merchants during the processing month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge all merchants for processing transactions. Generally, the advances of interchange fees to our SME merchants are funded first with our available cash, then by incurring a payable to our sponsor banks when that cash has been expended. At June 30, 2011, we used $47.3 million of available cash to fund merchant advances and at December 31, 2010 we used $29.5 million of cash to fund merchant advances. The amount due to our sponsor banks for funding merchant interchange advances was $74.0 million at June 30, 2011, compared to $63.2 million at December 31, 2010. The payable to sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. Our total receivables from bankcard processing merchants increased $11.7 million from December 31, 2010. Receivables from merchants also include receivables from the sale of point of sale terminal equipment and check processing terminals. Total Receivables also include amounts resulting from the pre-funding of American Express transactions to our merchants and are due from the related bankcard networks. These amounts increased $4.5 million at June 30, 2011 and are recovered over the following two business days from the date of processing the transaction.

The increase in goodwill resulted from the 2011 acquisitions of the K to 12 School Services businesses of Comalex and mySchoolBucks (see “— Liquidity and Capital Resources” for more detail).

Our Current Tax Asset decreased from $18.7 million at December 31, 2010 to $5.4 million at June 30, 2011, primarily due to tax refunds received from the carry back of our 2010 federal tax operating loss to prior years. The 2010 federal tax operating loss resulted from the payment of settlements with card brands and other Processing System Intrusion related expenses, net of recoveries from insurance providers (see “— Processing System Intrusion” for more detail).

Total borrowings decreased $30.8 million, or 25.0%, to $92.5 million at June 30, 2011 from $123.3 million at December 31, 2010, primarily due to repaying $23.2 million that was due under our Revolving Credit Facility and $7.5 million of amortization payments due under our Term Credit Facility. See “—Liquidity and Capital Resources” for discussion of Credit Facilities.

Total stockholders’ equity increased $28.2 million from December 31, 2010 primarily due to recording net income of $20.1 for the six months ended June 30, 2011. Other increases in total stockholders’ equity for the six months ended June 30, 2011 included $5.7 million of proceeds received from the exercise of stock options, tax benefits of $2.5 million related to those stock option exercises and stock-based compensation expense.

Liquidity and Capital Resources
General. Liquidity and capital resource management is a process focused on providing the funding we need to meet our short and long-term cash and working capital needs. We have used our funding sources to build our merchant portfolio, our servicing technology platforms, and our Jeffersonville, Indiana service center, and to fund acquisitions with the expectation that these investments will generate cash flows sufficient to cover our working capital needs and other anticipated needs for capital.
Our cash requirements include funding payments to salespersons for signing bonuses, residual commissions and residual buyouts, paying interest expense and other operating expenses, including taxes, expanding our service center, investing in our technology infrastructure, and making acquisitions of businesses or assets. At times, we have used cash to repurchase our common stock.

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
Working Capital. Our working capital, defined as current assets less current liabilities, was positive by $59.6 million at June 30, 2011. Prior to refinancing of our credit facility in November 2010, our net working capital position was negative, reflecting (i) our previous revolving credit facility with its $75.0 million in borrowings classified as a current liability, and (ii) a $28.0 million Bridge Loan, which was due on February 17, 2011. See “— Credit Facilities” for discussion of our refinancing.

At June 30, 2011 we had cash on our Balance Sheet totaling $41.3 million compared to cash of $41.7 million at December 31, 2010. Our cash balance included processing-related cash in transit and collateral of $29.1 million and $25.6 million at June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, we had used $47.3 million of our available cash to fund merchant advances and at December 31, 2010, we had used $29.5 million of our cash to fund merchant advances. Merchant advances are included in our receivables from bankcard processing merchants and are collected at the beginning of the following month.

On June 30, 2011, we had $50.0 million available under our Revolving Credit Facility. See “— Credit Facilities” for more details.

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

Cash Flow Provided By (Used In) Operating Activities. We reported net cash provided by operating activities of $54.0 million in the six months ended June 30, 2011, compared to net cash used in operating activities of $29.9 million in the six months ended June 30, 2010. Cash provided by operating activities in the six months ended June 30, 2011 included a $16.7 million tax refund received from the carry back of our 2010 federal tax operating loss to prior years. The 2010 federal tax operating loss resulted from the payment of settlements with card brands in 2010 and other Processing System Intrusion related expenses, net of recoveries from insurance providers (see “— Processing System Intrusion” for more detail).
The primary reason for the negative operating cash flow for the six months ended June 30, 2010 was the payment of $58.6 million for the settlement with Visa on February 18, 2010. The Settlement Agreement with Visa required us to obtain a loan of at least $53.0 million from our Sponsor Banks, the proceeds of which were used to fund the settlement amount. The $53.0 million of proceeds from the loans we obtained from our Sponsor Banks are included in Cash Flow Provided by Financing Activities for the six months ended June 30, 2010 (See “— Cash Flow (Used In) Provided By Financing Activities"). Partially offsetting the impact of the Visa settlement on our operating cash flow for the six months ended June 30, 2010 was approximately $26.8 million of cash we recovered from our insurance providers against certain costs we incurred for the Processing System Intrusion.

Other major determinants of operating cash flow are net signing bonus payments, which consume operating cash as we install new merchants, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout Liability” for more information. We paid net signing bonuses of $14.2 million and $11.4 million, respectively, in the six months ended June 30, 2011 and 2010. The increase in net signing bonuses paid during the six months ended June 30, 2011 reflects a year-over-year improvement in newly installed gross margin. In the six months ended June 30, 2011 and 2010, we reduced our accrued buyout liability by making buyout payments of $7.3 million and $3.5 million, respectively.
Cash Flow Used In Investing Activities. Net cash used in investing activities was $28.9 million for the six months ended June 30, 2011, compared to $10.4 million for the six months ended June 30, 2010. The amount of cash used in investing activities during the six months ended June 30, 2011 included $7.6 million for the acquisitions of Comalex and mySchoolBucks.
We made capital expenditures of $20.4 million during the six months ended June 30, 2011, compared to $10.6 million in the six months ended June 30, 2010. Capital expenditures include costs of $5.5 million and $1.1 million in the six months ended June 30, 2011 and 2010, respectively, related to the additions to our service center facility in Jeffersonville, Indiana. See “—Contractual Obligations” for more detail regarding cumulative cash outlays and expected future funding requirements related to our primary service center. We also continued building our technology infrastructure, primarily for hardware and software needed for the development and expansion of our operating platforms. To further develop our technology, we anticipate that these expenditures will continue near current levels.
Cash Flow (Used In) Provided By Financing Activities. Net cash used in financing activities was $25.6 million for the six months ended June 30, 2011, compared to net cash provided by financing activities of $53.2 million for the six months ended June 30, 2010. Cash flow provided by financing activities in the six months ended June 30, 2010 included the $53.0 million of proceeds from the loans we obtained from our Sponsor Banks to use in funding the February 18, 2010 settlement with Visa (see “— Overview — Processing System Intrusion” for more detail).
During the six months ended June 30, 2011 and 2010, we made term loan amortization payments of $7.5 million and $4.2 million due under our Term Credit Facility and Previous Credit Facility, respectively, and during the six months ended June 30, 2011 we paid down $23.2 million on our Revolving Credit Facility. See “— Credit Facilities” for more details.
Cash dividends paid in the six months ended June 30, 2011 were $3.1 million, compared to cash dividends paid of $0.8 million in the six months ended June 30, 2010. See “— Dividends on Common Stock” for more information on our common stock dividends. During the six months ended June 30, 2011 and 2010, employees exercised stock options generating cash proceeds in the aggregate of $5.7 million and $3.9 million, respectively.
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
At June 30, 2011, there was $92.5 million outstanding under the Term Credit Facility and no borrowings outstanding under the Revolving Credit Facility.

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

Dividends on Common Stock. The following table summarizes quarterly cash dividends declared and paid on our common stock during 2011 and 2010:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Six Months Ended June 30, 2011:
February 16, 2011	March 4, 2011	March 15, 2011	$0.04
May 13, 2011	May 24, 2011	June 15, 2011	$0.04

Twelve Months Ended December 31, 2010:
February 18, 2010	March 5, 2010	March 15, 2010	$0.01
May 4, 2010	May 25, 2010	June 15, 2010	$0.01
August 3, 2010	August 25, 2010	September 15, 2010	$0.01
November 2, 2010	November 23, 2010	December 15, 2010	$0.01

On August 2, 2011, our Board of Directors declared a quarterly cash dividend of $0.04 per share of common stock, payable on September 15, 2011 to stockholders of record as of August 24, 2011.

Contractual Obligations. The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we must do so. As the majority of our SME transactions involve the delivery of the product or service at the time of the transaction, a good basis to estimate our exposure to chargebacks is the last four months' bankcard processing volume on our SME portfolio, which was $23.1 billion for the four months ended June 30, 2011 and $21.7 billion for the four months ended December 31, 2010. However, during the four months ended June 30, 2011 and December 31, 2010, we were presented with $9.8 million and $10.1 million, respectively, of chargebacks by issuing banks. In the six months ended June 30, 2011 and the year ended December 31, 2010, we incurred merchant credit losses of $2.9 million and $9.1 million, respectively, on total SME bankcard dollar volumes processed of $32.9 billion and $63.1 billion, respectively. These credit losses are included in processing and servicing expense in our Consolidated Statement of Income.
During the fourth quarter of 2010, we converted Network Services' settled transactions from a third party processor and began settling Network Services Merchant accounts, and processing chargebacks originating from these merchants, on Passport. Prior to this, these chargebacks were processed and carried by Fifth Third Processing Solutions, which was our third-party outsourced processor for settling Network Services Merchants. Chargeback losses originating from Network Services' bankcard processing on Passport during the six months ended June 30, 2011 were $11,000.
The following table reflects our significant contractual obligations as of June 30, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Processing providers (a)	$17,385	$9,535	$5,267	$2,583	$—
Telecommunications providers	6,116	3,934	2,182	—	—
Office and equipment leases	21,445	6,916	8,258	3,013	3,258
Term Credit Facility (b)	92,500	15,000	37,500	40,000	—
Construction & equipment (c)	568	568	—	—	—
Capital lease obligation	8	8	—	—	—
	$138,022	$35,961	$53,207	$45,596	$3,258

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

(b)
Interest rates on the Term Credit Facility are variable in nature; however, in January 2011 we entered into fixed-pay amortizing interest rate swaps having a remaining notional amount at June 30, 2011 of $46.3 million. If interest rates were to remain at the June 30, 2011 level, we would make interest payments of $2.8 million in the next 1 year, $4.0 million in the next 1 to 3 years and $1.1 million in the next 3 to 5 years or a total of $7.9 million including net settlements on the fixed-pay amortizing interest rate swaps.

(c)
These amounts relate to contractual commitments we have for outfitting and constructing additions to our service center in Jeffersonville, Indiana. Additional contractual commitments will be entered into as we progress with this development. Through June 30, 2011, we have spent approximately $74.2 million of our cash on our service center, including $1.7 million to acquire land.

Unrecognized Tax Benefits. At June 30, 2011, we had gross tax-effected unrecognized tax benefits of approximately $1.6 million. See “— Critical Accounting Estimates — Income Taxes.” As of June 30, 2011 we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

Legal and Regulatory Considerations
The following is a description of material developments that occurred in legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

On January 19, 2010, financial institution plaintiffs, including certain of the named plaintiffs in the MDL proceedings which are described in our Annual Report on Form 10-K for the year ended December 31, 2010, commenced an action against our sponsor banks in the United States District Court for the Southern District of Texas, captioned Lonestar National Bank, N.A. et al. v. KeyBank NA, et al., Civ. No. 4:10-cv-00171. This action against our sponsor banks asserts common-law claims similar to those asserted against us, and likewise seeks to represent all financial institutions that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion. On March 4, 2010, this action was transferred to the judge overseeing the MDL proceedings. On April 9, 2010, our sponsor banks moved to dismiss the complaint. On March 31, 2011, the Court entered an order granting the sponsor banks' motions to dismiss the complaint and invited additional briefing on the effect of the Court's order on our pending motion to dismiss. On May 18, 2011, the plaintiffs filed an amended complaint against KeyBank, NA, which KeyBank, NA moved to dismiss on July 7, 2011. Briefing on the motion has not yet concluded. On April 18, 2011, in accordance with its order dismissing the claims against Heartland Bank for lack of personal jurisdiction, the court transferred the action against Heartland Bank to the United States District Court for the Eastern District of Missouri. Heartland Bank filed a notice with the Judicial Panel on Multidistrict Litigation on July 27, 2011 designating the transferred action as a potential tag-along action to the MDL proceedings. The sponsor banks could seek indemnification from us in regard to the claims asserted in these actions.
We were previously advised by the SEC that it commenced an informal inquiry to determine whether there were any violations of the federal securities laws in connection with our disclosure of the Processing Systems Intrusion and the alleged trading in our securities by certain of our employees, including certain executive officers. On June 17, 2011, the SEC informed us that its investigation of us and certain of our employees has been completed and it does not intend to recommend any enforcement action.
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

We have interest rate risk related to our payable to our sponsor banks. Within our amount payable to our sponsor banks are balances which KeyBank and Heartland Bank have advanced to our SME merchants for interchange fees. We fund these advances first by applying a portion of our available cash and then by incurring a significant payable to our sponsor banks, bearing interest at the prime rate. At June 30, 2011, our payable to sponsor banks included $74.0 million for funding interchange advances to our SME merchants. This payable is repaid in the beginning of the following month out of fees collected from our merchants. During the quarter ended June 30, 2011 the average daily interest-bearing balance of that payable was approximately $24.8 million. The outstanding balance of our payable to our sponsor banks is directly related to our bankcard processing volume and also will fluctuate depending on the amount of our available cash. A hypothetical 100 basis point change in short-term interest rates applied to our average payable to sponsor banks would result in a change of approximately $248,000 in annual pre-tax income.

We also incur interest rate risk on borrowings under our Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement provides for a Revolving Credit Facility of $50.0 million and a Term Credit Facility of $100.0 million. At June 30, 2011, there was $92.5 million outstanding under the Term Credit Facility and no borrowings outstanding under the Revolving Credit Facility. The Term Credit Facility requires amortization payments in the amount of $3.75 million for each fiscal quarter during the fiscal years ended December 31, 2011 and 2012, $5.0 million for each fiscal quarter during the fiscal years ended December 31, 2013 and 2014, and $7.5 million for each fiscal quarter during the period commencing on January 1, 2015 through the maturity date on November 24, 2015. Under the terms of the Credit Agreement, we may borrow, at our option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1%, in each case plus a margin determined by our current leverage ratio. In January 2011, we entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50 million on the variable rate debt outstanding under the Term Credit Facility. These interest rate swaps convert that initial notional amount to fixed rate. At June 30, 2011, the remaining notional amount of these interest rate swaps was $46.3 million. The impact which a hypothetical 100 basis point increase in short-term interest rates would have on our outstanding June 30, 2011 balances under the Second Amended and Restated Credit Agreement would be a decline of approximately $463,000 in annual pre-tax income, including the effect from interest rate swaps.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities within three years. At June 30, 2011, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $51,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $35,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $51,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $35,000.

Foreign Currency Risk. While substantially all of our business is conducted in U.S. dollars, our 70% owned Canadian processing subsidiary, CPOS, conducts its operations in Canadian dollars. Consequently, a portion of CPOS' revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our CPOS subsidiary. We have not hedged our translation risk on foreign currency exposure. For the year ended December 31, 2010, foreign currency exposures had an immaterial impact on our revenues and our net income. For the six months ended June 30, 2011, fluctuations in exchange rates on CPOS' assets and liabilities increased our total other comprehensive income and noncontrolling interests by $0.3 million.
We do not hold or engage in the trading of foreign exchange instruments.

Office Facilities
At June 30, 2011, we owned one facility and leased thirteen facilities which we use for operational, sales and administrative purposes.
Our principal executive offices are located in approximately 9,300 square feet of leased office space on Nassau Street in Princeton, New Jersey. The Nassau Street lease expires in May 2013.
We own 35 acres of land in Jeffersonville, Indiana, on which we constructed our credit card operations and service center. The state-of-the-art facility is comprised of 238,000 square feet of space supporting customer service, operations, deployment, day care, fitness, cafeteria, and large company meetings. On May 1, 2011, we closed our Johnson City, Tennessee, service center and we transferred its operations to the Jeffersonville service center.
We also leased the following facilities as of June 30, 2011:

Location	Square Feet	Expiration
Alpharetta, Georgia	150	October 31, 2011
Auburn, Alabama	2,382	April 30, 2014
Chattanooga, Tennessee	9,461	June 30, 2014
Cleveland, Ohio	24,229	June 30, 2012
Colorado Springs, Colorado	9,920	February 28, 2015
Harlan, Kentucky	3,975	December 31, 2011
Johnson City, Tennessee	5,252	April 17, 2014
Phoenix, Arizona	1,284	April 30, 2013
Plano, Texas	53,976	May 31, 2015 for 26,988 square feet. January 14, 2019 for 26,988 square feet.
Portland, Oregon	11,564	September 30, 2013
Toronto, Ontario, Canada	14,094	July 31, 2020
West Windsor Township, New Jersey	5,288	May 31, 2013
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
Changes in Internal Controls
During the quarter ended June 30, 2011, there was no change in our internal controls over financial reporting (as defined in Rule 13 a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Except as disclosed in “Legal and Regulatory Considerations” of Part I of this Quarterly Report on Form 10-Q, there were no material developments that occurred since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 in the proceedings reported under Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2010, nor are we aware of any other material legal proceedings initiated against us during such time.
Item 1A. Risk Factors
There have been no material changes in our Risk Factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None
(b) None
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Under authorizations from our Board of Directors, we repurchased an aggregate of 2,924,684 shares of our common stock as part of publicly announced plans through June 30, 2011 at a cost of $65.1 million, or an average cost of $22.25 per share. No common stock was repurchased during the six months ended June 30, 2011 or during the year ended December 31, 2010. During the years ended December 31, 2009, 2008 and 2007, we repurchased 350,400 shares, 781,584 shares and 731,500, respectively, of our common stock at average per share costs of $9.14, $23.02 and $25.78. At June 30, 2011, we have remaining authorization to repurchase up to 175,316 additional shares of our common stock.

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

*101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income and Comprehensive Income; (ii) The Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flow; (iv) the Consolidated Statements of Equity; and (v) the Notes to the Consolidated Financial Statements.

______________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 9, 2011

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