Form 10-Q
period 2011-09-30
HEARTLAND PAYMENT SYSTEMS INC
filed 2011-11-04
CIK 1144354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO
As of November 1, 2011, there were 39,464,073 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$35,370	$41,729
Funds held for payroll customers	38,668	36,523
Receivables, net	172,994	175,530
Investments held to maturity	2,624	1,516
Inventory	13,181	11,058
Prepaid expenses	9,069	7,721
Current tax asset	4,803	18,652
Current deferred tax assets, net	8,843	7,250
Total current assets	285,552	299,979
Capitalized customer acquisition costs, net	55,131	59,251
Property and equipment, net	114,331	102,248
Goodwill	103,045	68,319
Intangible assets, net	33,621	31,160
Deposits and other assets, net	775	507
Total assets	$592,455	$561,464

Liabilities and Equity
Current liabilities:
Due to sponsor banks	$57,551	$72,573
Accounts payable	43,885	42,126
Deposits held for payroll customers	38,668	36,523
Current portion of borrowings	15,000	38,286
Current portion of accrued buyout liability	7,619	5,560
Processing liabilities and loss reserves	32,335	28,740
Accrued expenses and other liabilities	51,391	27,171
Reserve for processing system intrusion	1,610	1,618
Total current liabilities	248,059	252,597
Deferred tax liabilities, net	25,942	21,714
Reserve for unrecognized tax benefits	1,753	1,309
Long-term portion of borrowings	73,754	85,000
Long-term portion of accrued buyout liability	22,856	23,250
Total liabilities	372,364	383,870
Commitments and contingencies (Note 12)	—	—

Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 39,405,735 and 38,415,199 shares issued and outstanding at September 30, 2011 and December 31, 2010	39	38
Additional paid-in capital	200,960	185,689
Accumulated other comprehensive (loss) income	(959)	37
Retained earnings (Accumulated deficit)	19,583	(8,471)
Total stockholders’ equity	219,623	177,293
Noncontrolling interests	468	301
Total equity	220,091	177,594
Total liabilities and equity	$592,455	$561,464

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues	$531,904	$499,074	$1,525,527	$1,386,111
Costs of services:
Interchange	369,007	350,964	1,055,013	962,749
Dues, assessments and fees	40,672	32,688	113,373	88,962
Processing and servicing	53,255	59,282	161,170	175,622
Customer acquisition costs	11,834	12,573	35,622	38,758
Depreciation and amortization	3,270	3,890	10,846	11,400
Total costs of services	478,038	459,397	1,376,024	1,277,491
General and administrative	32,244	25,479	91,667	76,673
Total expenses	510,282	484,876	1,467,691	1,354,164
Income from operations	21,622	14,198	57,836	31,947
Other income (expense):
Interest income	47	43	129	111
Interest expense	(954)	(1,240)	(3,262)	(3,511)
(Provision for) recovery of processing system intrusion costs	(115)	(740)	(790)	14,770
Other, net	(35)	2	(780)	2,022
Total other (expense) income	(1,057)	(1,935)	(4,703)	13,392
Income before income taxes	20,565	12,263	53,133	45,339
Provision for income taxes	7,784	4,694	20,098	17,352
Net income	12,781	7,569	33,035	27,987
Less: Net income attributable to noncontrolling interests	135	36	316	83
Net income attributable to Heartland	$12,646	$7,533	$32,719	$27,904

Net income	$12,781	$7,569	$33,035	$27,987
Other comprehensive income:
Unrealized (losses) gains on investments, net of income tax of $(2), $13, $(1) and $37	(6)	23	(1)	60
Unrealized losses on derivative financial instruments	(69)	—	(651)	—
Foreign currency translation adjustment	(946)	331	(493)	178
Comprehensive income	11,760	7,923	31,890	28,225
Less: Comprehensive (loss) income attributable to noncontrolling interests	(149)	36	168	83
Comprehensive income attributable to Heartland	$11,909	$7,887	$31,722	$28,142

Earnings per common share:
Basic	$0.32	$0.20	$0.84	$0.74
Diluted	$0.31	$0.19	$0.82	$0.71
Weighted average number of common shares outstanding:
Basic	39,265	38,130	38,841	37,899
Diluted	40,561	39,444	40,145	39,263

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Heartland Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings(Accumulated Deficit)	Noncontrolling Minority Interests	Total Equity
	Shares	Amount
Nine Months Ended September 30, 2010:
Balance, January 1, 2010	37,524	$38	$171,736	$(546)	$(41,487)	$214	$129,955
Issuance of common stock– options exercised	636	—	4,713	—	—	—	4,713
Issuance of common stock – RSU's vested	53	—	(522)				(522)
Excess tax benefit on stock options exercised	—	—	1,555	—	—	—	1,555
Stock-based compensation	—	—	4,458	—	—	—	4,458
Accumulated other comprehensive income (loss):
Unrealized gains on available for sale investments	—	—	—	60	—	—	60
Foreign currency translation adjustment	—	—	—	178	—	—	178
Dividends on common stock	—	—	—	—	(1,139)	—	(1,139)
Net income for the period	—	—	—	—	27,904	83	27,987
Balance September 30, 2010	38,213	$38	$181,940	$(308)	$(14,722)	$297	$167,245

Nine Months Ended September 30, 2011:
Balance, January 1, 2011	38,415	$38	$185,689	$37	$(8,471)	$301	$177,594
Issuance of common stock – options exercised	932	1	7,916	—	—	—	7,917
Issuance of common stock – RSU's vested	59	—	(518)				(518)
Excess tax benefit on stock options exercised	—	—	2,903	—	—	—	2,903
Stock-based compensation	—	—	4,970	—	—	—	4,970
Accumulated other comprehensive income (loss):
Unrealized gains on available for sale investments	—	—	—	(1)	—	—	(1)
Unrealized losses on derivative financial instruments	—	—	—	(651)	—	—	(651)
Foreign currency translation adjustment	—	—	—	(344)	—	(149)	(493)
Dividends on common stock	—	—	—	—	(4,665)	—	(4,665)
Net income for the period	—	—	—	—	32,719	316	33,035
Balance September 30, 2011	39,406	$39	$200,960	$(959)	$19,583	$468	$220,091

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flow
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income attributable to Heartland	$32,719	$27,904
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	35,948	40,944
Other depreciation and amortization	20,633	19,141
Addition to loss reserves	4,555	7,880
Provision for doubtful receivables	2,074	773
Stock-based compensation	4,970	4,458
Deferred taxes	3,036	36,157
Net income attributable to noncontrolling interests	316	83
Exit costs for service center	809
Other	87	194
Changes in operating assets and liabilities:
Decrease (increase) in receivables	3,030	(23,256)
(Increase) decrease in inventory	(1,774)	1,033
Payment of signing bonuses, net	(21,158)	(17,956)
Increase in capitalized customer acquisition costs	(10,670)	(11,400)
(Increase) decrease in prepaid expenses	(1,052)	3,241
Decrease (increase) in current tax assets	16,767	(5,336)
(Increase) decrease in deposits and other assets	(299)	1,112
Excess tax benefits on options exercised	(2,903)	(1,555)
Increase in reserve for unrecognized tax benefits	444	151
(Decrease) increase in due to sponsor banks	(15,022)	1,622
Increase in accounts payable	330	5,423
Increase (decrease) in accrued expenses and other liabilities	1,986	(3,334)
(Decrease) increase in processing liabilities and loss reserves	(1,002)	2,754
Decrease in reserve for processing system intrusion	(8)	(98,293)
Payouts of accrued buyout liability	(8,679)	(22,831)
Increase in accrued buyout liability	10,344	9,214
Net cash provided by (used in) operating activities	75,481	(21,877)
Cash flows from investing activities
Purchase of investments held to maturity	(2,617)	(1,425)
Maturities of investments held to maturity	1,626	1,321
(Increase) decrease in funds held for payroll customers	(2,313)	5,103
Increase (decrease) in deposits held for payroll customers	2,145	(5,007)
Acquisition of business, net of cash acquired	(23,221)	(108)
Purchases of property and equipment	(28,983)	(16,367)
Net cash used in investing activities	(53,363)	(16,483)
Cash flows from financing activities
Proceeds from borrowings	—	53,000
Principal payments on borrowings	(34,536)	(6,414)
Proceeds from exercise of stock options	7,916	4,713
Excess tax benefits on options exercised	2,903	1,555
Dividends paid on common stock	(4,665)	(1,139)
Net cash (used in) provided by financing activities	(28,382)	51,715

Net (decrease) increase in cash	(6,264)	13,355
Effect of exchange rates on cash	(95)	44
Cash at beginning of year	41,729	32,113
Cash at end of period	$35,370	$45,512

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$2,986	$3,187
Income taxes	(114)	(13,620)
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

The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company's management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company's financial position at September 30, 2011, its results of operations, changes in stockholders’ equity and cash flows for the nine months ended September 30, 2011 and 2010. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010. The December 31, 2010 condensed consolidated balance sheet was derived from the audited 2010 consolidated financial statements.

Business Description—The Company’s principal business is to provide payment processing services related to bankcard transactions for merchants throughout the United States and Canada. In addition, the Company provides certain other merchant services, including check processing, the sale and rental of terminal equipment, gift and loyalty card processing, and the sale of terminal supplies. HPC provides payroll and related tax filing services throughout the United States. Debitek provides prepaid card and stored-value card solutions throughout the United States and Canada. The Company and Debitek also provide campus payment solutions throughout the United States and Canada. The Company provides K to 12 School Services in the United States through its acquired school services businesses previously operated by Lunchbox, Comalex, mySchoolBucks and School-Link Technologies. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions.
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
The sponsorship agreements with the member banks require, among other things, that the Company abide by the by-laws and regulations of the Visa and MasterCard networks, and certain of the bank sponsors require a certificate of deposit or a cash balance in a deposit account. If the Company breaches a sponsorship agreement, the bank sponsor may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative bank sponsor. The Company is dependent on its bank sponsors, Visa and MasterCard for notification of any compliance breaches. As of September 30, 2011, the Company has not been notified of any such issues by its bank sponsors, Visa or MasterCard.

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Following is a breakout of the Company’s total Visa and MasterCard settled bankcard processing volume for the month ending September 30, 2011 by percentage processed under its individual bank sponsorship agreements:

Sponsor Bank	% of September 2011 Bankcard Processing Volume
KeyBank, National Association	73%
Heartland Bank	9%
The Bancorp Bank	18%
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

Cash and Cash Equivalents—At September 30, 2011, cash included approximately $26.0 million of processing-related cash in transit and collateral, compared to approximately $25.6 million of processing-related cash in transit and collateral at December 31, 2010.
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

Generally, the Company uses cash available for investment to fund these advances to SME merchants; when available cash has been expended, the Company directs its sponsor banks to make these advances, thus generating a payable to the sponsor banks. We pay our sponsor banks the prime rate on these payables. At September 30, 2011, the Company used $46.6 million of its available cash to fund merchant advances and at December 31, 2010, the Company used $29.5 million of its cash to fund merchant advances. The amount due to sponsor banks for funding advances was $52.9 million at September 30, 2011 and $63.2 million at December 31, 2010. The payable to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment and check processing terminals. Unlike the SME merchants, Network Services' customers are invoiced monthly, on payment terms of 30 days net from date of invoicing.

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

Investments and Funds Held for Payroll Customers—Investments, including those carried on the Consolidated Balance Sheet as Funds Held for Payroll Customers, consist primarily of fixed income bond funds and certificates of deposit. Funds Held for Payroll Customers also include overnight bank deposits. The majority of investments carried in Funds Held for Payroll Customers are available-for-sale and recorded at fair value based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. In the event of a sale, cost is determined on a specific identification basis. At September 30, 2011, Funds Held for Payroll Customers included cash and cash equivalents of $37.5 million and investments available for sale of $1.2 million.

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

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying SME merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of September 30, 2011 and December 31, 2010.

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

Other Income (Expense)- Other income (expense) consists of interest income on cash and investments, the interest cost on our borrowings, the gains or losses on the disposal of property and equipment and other non-operating income or expense items. For the nine months ended September 30, 2011, other income (expense) included pre-tax charges of $0.8 million reflecting the costs (primarily staff termination costs and fixed asset write downs) associated with closing of the Company's Johnson City, Tennessee service center. Other, net for the nine months ended September 30, 2010 reflected a net legal settlement received during that period.

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
The provision for/(benefit from) income taxes for the three and nine months ended September 30, 2011 and 2010 and the resulting effective tax rates were as follows:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Provision for income taxes	$7,784	$4,694	$20,098	$17,352
Effective tax rate	37.9%	38.3%	37.8%	38.3%
The Company's Current Tax Asset decreased from $18.7 million at December 31, 2010 to $4.8 million at September 30, 2011, primarily due to $16.7 million of tax refunds received from the carry back of its 2010 federal tax operating loss to prior years. The 2010 federal tax operating loss resulted from the payment of settlements with card brands and other Processing System Intrusion related expenses, net of recoveries from insurance providers. See Note 3, Processing System Intrusion for more detail.

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

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions, which have been deemed reasonable by management. However, if management's estimates are not representative of actual outcomes, the Company's results could be materially impacted. The Company does not expect any material changes to unrecognized tax benefits in the next twelve months. At September 30, 2011, the reserve for unrecognized tax benefits related to uncertain tax positions was $1.8 million, of which $1.1 million would, if recognized, impact the effective tax rate.

Stock–Based Compensation—In the second quarter of 2009, the Company's Board of Directors approved grants of 930,000 stock options subject to multiple vesting conditions. Under these stock options, the employee must provide continuous service over four years and a market price condition must be satisfied within those four years. These stock options have a five-year term and could vest in equal amounts in 2010, 2011, 2012 and 2013 only if, during the four-year service period, the price of the Company's common stock as reported by the New York Stock Exchange exceeds two or three times the exercise price for 30 consecutive trading days. The grant date fair values of these multiple vesting condition options are recognized as compensation expense over their four-year service periods. At September 30, 2011, 232,500 of the 930,000 stock options had vested.
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

As of September 30, 2011, management believes that achieving these performance targets was not “more likely than not” to occur; therefore, no share-based compensation expense was recorded for these Restricted Share Units. The evaluation of the likelihood of achieving these performance targets will be repeated quarterly, and if vesting of some or all of the Restricted Share Units becomes more likely than not, share-based compensation expense will be recorded. The closing price of the Company's common stock on the grant date equals the grant date fair value of these nonvested Restricted Share Units awards and would be recognized as compensation expense over their vesting periods.

Diluted earnings per share for the nine months ended September 30, 2011 and 2010 were computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options, where dilutive.
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

In January 2011, the Company entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50 million as a hedge of future cash flows on the variable rate debt outstanding under its Term Credit Facility. These interest rate swaps convert the related notional amount of variable rate debt to fixed rate. At September 30, 2011, the remaining notional amount of these interest rate swaps was $44.4 million and the fair value of these interest rate swaps, $1.1 million, was recorded as a liability in accrued expenses and other liabilities. The related deferred tax benefit was $0.4 million.

Foreign Currency—The Canadian dollar is the functional currency of CPOS, which operates in Canada. CPOS' revenues and expenses are translated at the average exchange rates prevailing during the period. The foreign currency assets and liabilities of CPOS are translated at the period-end rate of exchange. The resulting translation adjustment is allocated between the Company and CPOS' noncontrolling interests and is recorded as a component of other comprehensive income or noncontrolling interests in total equity. At September 30, 2011 and 2010, the cumulative foreign currency translation reflected a loss of $0.4 million. The Company intends to indefinitely reinvest undistributed earnings of CPOS and has not tax affected the cumulative foreign currency translation gain or loss. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not material.
Noncontrolling Interests— Noncontrolling interests represent noncontrolling minority stockholders' share of the equity and after-tax net income or loss of consolidated subsidiaries. Noncontrolling minority stockholders' share of after-tax net income or loss of consolidated subsidiaries is included in “Net income attributable to noncontrolling interests” in the Consolidated Statement of Income. The minority stockholders’ interests included in “noncontrolling interests” in the September 30, 2011 and December 31, 2010 Consolidated Balance Sheets were $468,000 and $301,000, respectively, and reflect the original investments by these minority shareholders in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries.
Subsequent Events—The Company evaluated subsequent events with respect to the Consolidated Financial Statements as of and for the nine months ended September 30, 2011.
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

In September 2011, the FASB issued an accounting standard update on testing goodwill for impairment. This guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The Company will adopt the update as required and doesn't expect the implementation of this update to have a material effect on the Company's consolidated financial statements.

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

Since its announcement of the Processing System Intrusion on January 20, 2009 and through September 30, 2011, the Company has expensed a total of $146.9 million, before reducing those charges by $31.2 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, related to settlements of claims. Approximately $32.2 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.
During the three months ended September 30, 2011, the Company incurred approximately $0.1 million, or less than one cent per share, for legal fees and costs it incurred for defending various claims and actions for the Processing System Intrusion. During the three months ended September 30, 2010, the Company expensed approximately $0.7 million, or $0.01 per share, related to the Processing System Intrusion.

During the nine months ended September 30, 2011, the Company incurred approximately $0.8 million, or $0.01 per share, for legal fees and costs it incurred for defending various claims and actions for the Processing System Intrusion. During the nine months ended September 30, 2010, the Company recovered from its insurance providers approximately $26.8 million of the costs it had previously incurred for the Processing System Intrusion and expensed approximately $12.0 million for accruals, legal fees and costs we incurred for defending various claims and actions, resulting in a net recovery of $14.8 million, or $0.23 per share for that period.

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

These settlement amounts were previously provided for in the Company's Provision for Processing System Intrusion and carried in its Reserve for Processing System Intrusion. The Company does not consider it a reasonable possibility that losses exceeding the amounts already recognized on the matters subject to the settlement agreements will be incurred. With regard to the unsettled claims related to the Processing System Intrusion, which the Company described in “Management's Discussion and Analysis - Legal and Regulatory Considerations,” the Company determined material losses in addition to those previously accrued are not considered reasonably possible on any such claim disclosed. The Company is prepared to vigorously defend itself against any unsettled claims relating to the Processing System Intrusion that have been asserted against it and its sponsor banks to date. The Company feels it has strong defenses to all the claims that have been asserted against it and its sponsor banks relating to the Processing System Intrusion.

Additional costs the Company expects to incur for legal fees and costs for defending the unsettled claims and actions associated with the Processing System Intrusion will be recognized as incurred. Such costs are not expected to be material to its results of operations, financial condition and cash flow.

4. Acquisitions

The Company initiated its K to 12 School Services product through its acquisitions of the school services businesses operated by Lunchbox, Comalex, mySchoolBucks, and School-Link Technologies. Lunchbox, Comalex, mySchoolBucks, and School-Link Technologies serve approximately 4,400, 3,700, 900 and 10,000 schools, respectively. The combined K to 12 School Services will develop, manufacture, sell, service and maintain computer software designed to facilitate accounting and management functions of school food service operations. These acquisitions provide the Company with the ability to offer Internet payment capability to parents, which facilitates on-line deposits of funds into student accounts and enables schools to operate more efficiently. The Company plans to consolidate the individual platforms and products of Lunchbox, Comalex, mySchoolBucks, and School-Link Technologies to optimize synergies, cost efficiencies and product offerings to customers.

The acquisitions of Lunchbox, Comalex, mySchoolBucks and School-Link Technologies are not expected to have a material impact on earnings in the near term. Details of the individual acquisition transactions follow:

Lunchbox
On December 30, 2010, the Company purchased for a $7.7 million cash payment the net assets of the K to 12 School Services business previously operated by Lunchbox. The acquisition was financed through a combination of cash on hand and our credit facilities.

Pro forma results of operations have not been presented because the effect of the acquisition was not material. The transaction was accounted for under the purchase method of accounting. Beginning December 30, 2010, Lunchbox's results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $6.0 million to goodwill, $1.9 million to intangible assets and $0.2 million to net tangible liabilities. The fair values of the Lunchbox assets acquired and liabilities assumed were estimated as of their acquisition date. The fair values are preliminary, based on estimates, and may be adjusted as more information becomes available and valuations are finalized. The entire amount of goodwill is expected to be deductible for income tax reporting.

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

School-Link Technologies, Inc.
On September 30, 2011, the Company purchased for a $15.6 million cash payment the net assets of School-Link Technologies, Inc. The acquisition was funded with cash on hand.

Pro forma results of operations have not been presented because the effect of the acquisition was not material. The transaction was accounted for under the purchase method of accounting. Beginning October 1, 2011, School Link's results of operations will be included in the Company's results of operations. The allocation of the total purchase price was as follows: $28.5 million to goodwill, $4.3 million to intangible assets and $17.2 million to net tangible liabilities. The fair values of the School-Link Technologies' assets acquired and liabilities assumed were estimated as of their acquisition date. The fair values are preliminary, based on estimates, and may be adjusted as more information becomes available and valuations are finalized. The entire amount of goodwill is expected to be deductible for income tax reporting.

5. Receivables

A summary of receivables by major class was as follows at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(In thousands)
Accounts receivable from merchants	$158,910	$154,295
Receivables from bankcard networks	13,893	19,978
Accounts receivable from others	1,622	1,940
	174,425	176,213
Less allowance for doubtful accounts	(1,431)	(683)
Total receivables, net	$172,994	$175,530
Included in accounts receivable from others are amounts due from employees which are $0.6 million and $0.7 million at September 30, 2011 and December 31, 2010, respectively. Accounts receivable related to bankcard networks are primarily amounts which were pre-funded to merchants for processing Discover and American Express bankcard transactions.
A summary of the activity in the allowance for doubtful accounts for the three and nine months ended September 30, 2011 and 2010 was as follows:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Beginning balance	$1,207	$984	$683	$459
Additions to allowance	804	189	2,074	773
Charges against allowance	(580)	(534)	(1,326)	(593)
Ending balance	$1,431	$639	$1,431	$639

6. Funds Held for Payroll Customers and Investments

A summary of Funds Held for Payroll Customers and Investments, including the cost, gross unrealized gains (losses) and estimated fair value for investments held to maturity and investments available-for-sale by major security type and class of security was as follows at September 30, 2011 and December 31, 2010:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
September 30, 2011
Funds Held for Payroll Customers:
Fixed income bond fund - available-for-sale	$968	$197	$—	$1,165
Cash held for payroll customers	37,503	—	—	37,503
Total Funds Held for Payroll Customers	$38,471	$197	$—	$38,668

Investments:
Investments held to maturity – Certificates of deposit (a)	$2,624	$—	$—	$2,624
Total investments	$2,624	$—	$—	$2,624
(a) Certificates of deposit have remaining terms ranging from 1 month to 14 months.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2010
Funds Held for Payroll Customers:
Fixed income bond fund	$968	$195	$—	$1,163
Corporate bonds	165	5	—	170
Total investments available-for-sale	1,133	200	—	1,333
Cash held for payroll customers	35,190	—	—	35,190
Total Funds Held for Payroll Customers	$36,323	$200	$—	$36,523

Investments:
Investments held to maturity – Certificates of deposit	$1,516	$—	$—	$1,516
Total investments	$1,516	$—	$—	$1,516

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

market information. Level 3 is the lowest priority in the hierarchy.
At September 30, 2011 and December 31, 2010, all investments in available-for-sale securities held by the Company were measured using Level 1 inputs and all held to maturity investments held by the Company were measured using Level 2 inputs.
During the nine months ended September 30, 2011, the Company did not experience any other-than-temporary losses on its investments. During the twelve months ended December 31, 2010, the Company recognized a realized gain of $25,000 in conjunction with the sale of corporate debt and equity securities.
The maturity schedule of all available-for-sale debt securities and held to maturity investments along with amortized cost and estimated fair value as of September 30, 2011 is as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$3,496	$3,693
Due after one year through five years	96	96
	$3,592	$3,789

7. Capitalized Customer Acquisition Costs, Net

A summary of net capitalized customer acquisition costs as of September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Capitalized signing bonuses	$88,935	$101,246
Less accumulated amortization	(47,272)	(56,481)
	41,663	44,765
Capitalized customer deferred acquisition costs	37,319	38,709
Less accumulated amortization	(23,851)	(24,223)
	13,468	14,486
Capitalized customer acquisition costs, net	$55,131	$59,251
A summary of the activity in capitalized customer acquisition costs, net for the three and nine-month periods ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Balance at beginning of period	$55,954	$63,556	$59,251	$72,038
Plus additions to:
Capitalized signing bonuses, net	6,997	6,551	21,158	17,956
Capitalized customer deferred acquisition costs	3,728	3,674	10,670	11,400
	10,725	10,225	31,828	29,356
Less amortization expense on:
Capitalized signing bonuses, net	(7,655)	(9,333)	(24,260)	(28,811)
Capitalized customer deferred acquisition costs	(3,893)	(3,998)	(11,688)	(12,133)
	(11,548)	(13,331)	(35,948)	(40,944)
Balance at end of period	$55,131	$60,450	$55,131	$60,450
Net signing bonus adjustments from estimated amounts to actual were $(0.4) million and $(0.4) million, respectively, for the three months ended September 30, 2011 and 2010, and $(0.8) million and $(2.0) million, respectively, for the nine months ended September 30, 2011 and 2010. Net signing bonus adjustments are netted against additions in the table above.

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

Fully amortized signing bonuses of $10.0 million and $11.9 million were written off during the three month periods ended September 30, 2011 and 2010, respectively, and $33.4 million and $33.8 million respectively, were written off during the nine month periods ended September 30, 2011 and 2010. In addition, fully amortized customer deferred acquisition costs of $4.4 million and $3.9 million, respectively, were written off during the three month ended September 30, 2011 and 2010, and $12.1 million and $11.6 million, respectively, were written off during the nine months ended September 30, 2011 and 2010.

The Company believes that no impairment of capitalized customer acquisition costs has occurred as of September 30, 2011 and December 31, 2010.

8. Intangible Assets and Goodwill

Intangible Assets — Intangible assets consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$33,150	$4,738	$28,412	3 to 18 years—proportional cash flow
Merchant Portfolio	3,345	1,674	1,671	7 years—proportional cash flow
Software	10,079	8,425	1,654	2 to 5 years—straight line
Non-compete agreements	2,795	1,016	1,779	3 to 5 years—straight line
Other	428	323	105	2 to 9 years—straight line
	$49,797	$16,176	$33,621

	December 31, 2010			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$28,665	$3,452	$25,213	3 to 18 years—proportional cash flow
Merchant Portfolio	3,345	1,180	2,165	7 years—proportional cash flow
Software	9,705	7,149	2,556	3 to 5 years—straight line
Non-compete agreements	1,840	768	1,072	3 to 5 years—straight line
Other	616	462	154	2 to 9 years—straight line
	$44,171	$13,011	$31,160
Amortization expense related to the intangible assets was $0.9 million and $1.3 million, respectively, for the three months ended September 30, 2011 and 2010 and $3.5 million and $4.0 million for the nine months ended September 30, 2011 and 2010, respectively. The estimated remaining amortization expense related to intangible assets is as follows:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

For the Twelve Months Ended September 30,
(In thousands)
2012	$4,378
2013	4,211
2014	3,601
2015	3,376
2016	2,787
Thereafter	15,268
$33,621
Goodwill — The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Beginning balance	$68,319	$60,962
Goodwill acquired during the period	34,506	—
Effects of foreign currency translation	(339)	145
Other (a)	559	1,019
Ending balance	$103,045	$62,126
(a) Reflects adjustments to allocations of purchase price.

9. Processing Liabilities and Loss Reserves

A summary of processing liabilities and loss reserves was as follows at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(In thousands)
Merchant bankcard processing	$10,140	$12,061
Check processing	11,217	5,852
Merchant deposits	9,025	9,160
Loss reserves	1,953	1,667
	$32,335	$28,740

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

The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company's SME merchant transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company's exposure to chargebacks is the last four months' processing volume on the SME portfolio, which was $23.7 billion and $21.7 billion for the four months ended September 30, 2011 and December 31, 2010, respectively. However, for the four months ended September 30, 2011 and December 31, 2010, the Company was presented with $10.6 million and $10.1 million, respectively, in chargebacks by issuing banks. In the nine months ended September 30, 2011 and 2010, the Company incurred merchant credit losses of $3.8 million and $7.3 million, respectively, on total SME bankcard dollar volumes processed of $50.7 billion and $48.2 billion, respectively. These credit losses are included in processing and servicing costs in the Company's Consolidated Statement of Income.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

both to the relatively small size and the processing profile of the Company's SME merchants. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its Consolidated Balance Sheet, amounting to $2.0 million at September 30, 2011 compared to $1.7 million at December 31, 2010. This reserve is determined by performing an analysis of the Company's historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Beginning balance	$1,856	$1,467	$1,667	$1,336
Additions to reserve	1,174	1,918	4,555	7,880
Charges against reserve (a)	(1,077)	(1,838)	(4,269)	(7,669)
Ending balance	$1,953	$1,547	$1,953	$1,547
(a)Included in these amounts are payroll segment losses of $79,000 and $46,000, respectively, for the three months ended September 30, 2011 and 2010, and $158,000 and $246,000, respectively, for the nine months ended September 30, 2011 and 2010.
During 2010, the Company began settling Network Services Merchant accounts and processing chargebacks originating from these merchants on Passport. Prior to this, these chargebacks were processed and carried by Fifth Third Processing Solutions, which was our third-party outsourced processor for settling Network Services Merchant accounts. Chargeback losses originating from Network Services' bankcard processing on Passport during the nine months ended September 30, 2011 were $19,000.

10. Accrued Buyout Liability

A summary of the accrued buyout liability was as follows as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(In thousands)
Vested Relationship Managers and sales managers	$29,644	$27,521
Unvested Relationship Managers and sales managers	831	1,289
	30,475	28,810
Less current portion	(7,619)	(5,560)
Long-term portion of accrued buyout liability	$22,856	$23,250
In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.1 million at September 30, 2011 and December 31, 2010.
A summary of the activity in the accrued buyout liability for the three and nine months ended September 30, 2011 and 2010 was as follows:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Beginning balance	$27,864	$45,648	$28,810	$42,886
Increase in settlement obligation, net	4,014	2,916	10,344	9,214
Buyouts	(1,403)	(19,295)	(8,679)	(22,831)
Ending balance	$30,475	$29,269	$30,475	$29,269
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

The Credit Agreement also provides for a term credit facility in the aggregate amount of up to $100 million (the “Term Credit Facility”). The Term Credit Facility requires amortization payments in the amount of $3.75 million for each fiscal quarter during the fiscal years ended December 31, 2011 and 2012, $5.0 million for each fiscal quarter during the fiscal years ended December 31, 2013 and 2014, and $7.5 million for each fiscal quarter during the period commencing on January 1, 2015 through the maturity date on November 24, 2015. All principal and interest not previously paid on the Term Credit Facility will mature and be due and payable on November 24, 2015. Amounts borrowed and repaid under the Term Credit Facility may not be re-borrowed. Principal payments due under the Term Credit Facility as of September 30, 2011 were as follows:

For the Twelve Months Ended September 30,	(In thousands)
2012	$15,000
2013	18,750
2014	20,000
2015	27,500
2016	7,500
$88,750

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The Credit Agreement contains covenants which include: the Company's maintenance of certain leverage and fixed charge coverage ratios; limitations on its indebtedness, liens on its properties and assets, its investments in, and loans to other business units, its ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to certain of the Company's subsidiaries. The Company was in compliance with these covenants as of September 30, 2011 and expects it will remain in compliance with these covenants for at least the next twelve months.

Under the terms of the Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1%, in each case plus a margin determined by its current leverage ratio. The weighted average interest rate at September 30, 2011 was 2.6%. Total fees and direct costs paid for the Credit Agreement through September 30, 2011 were $1.3 million. These costs are being amortized to interest expense over the life of the Amended and Restated Credit Agreement.

A condition of the January 7, 2010 Settlement Agreement with Visa was for the Company to obtain a loan of at least $53.0 million from KeyBank and Heartland Bank, the proceeds of which were to be used by the Company to fund the settlement amount. See Note 3, Processing System Intrusion for more detail. On February 18, 2010, the Company entered into the Bridge Loan Agreement with KeyBank, as administrative agent, and KeyBank and Heartland Bank as bridge lenders. On that date, KeyBank made a bridge loan to the Company in the amount of $20.0 million and Heartland Bank made a bridge loan to the Company in the amount of $8.0 million. The maturity date of the Bridge Loan was scheduled for February 17, 2011. The proceeds of the Bridge Loan ($28.0 million) and the Increased Credit Commitment ($25.0 million), together with a portion of the Company's cash reserves, were used to fund the settlement with Visa, which was consummated on February 18, 2010 for $58.6 million.

In conjunction with the November 24, 2010 closing of the Credit Agreement, the Company borrowed $15.2 million under the Revolving Credit Facility and $100.0 million under the Term Credit Facility and repaid amounts previously borrowed and outstanding under the Previous Credit Agreement, the Increased Credit Commitment, and the Bridge Loan. Additionally, the Company borrowed $8.0 million under the Revolving Credit Facility at December 31, 2010 to fund the acquisition of Lunchbox. The Company repaid that $8.0 million and the remaining $15.2 million in the nine months ended September 30, 2011. At September 30, 2011, the Company had no outstanding balance due under the Revolving Credit Facility.

At September 30, 2011, the Company had $88.8 million outstanding under the Term Credit Facility.

12. Commitments and Contingencies

Litigation—The Company is involved in ordinary course legal proceedings, which include all claims, lawsuits, investigations and proceedings, including unasserted claims, which are probable of being asserted, arising in the ordinary course of business and otherwise not described below. The Company has considered all such ordinary course legal proceedings in formulating its disclosures and assessments. In the opinion of the Company, based on consultations with outside counsel, material losses in addition to amounts previously accrued are not considered reasonably possible in connection with these ordinary course legal proceedings.
The Company has also been subject to lawsuits, claims, and investigations which resulted from the Processing System Intrusion. See Contingencies below and Note 3 for a description of the Processing System Intrusion.

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Future minimum lease commitments under non-cancelable leases as of September 30, 2011 were as follows:

	(In thousands)
For the Twelve Months Ended September 30,	Capital Leases	Operating Leases
2012	$—	$7,394
2013	4	5,264
2014	—	3,536
2015	—	1,793
2016	—	1,128
Thereafter	—	3,025
Total Minimum Payments	4	$22,140
Interest Amount	—
Present Value of Minimum Payments	$4
Rent expense for leased property was $953,000 and $870,000, respectively, for the three months ended September 30, 2011 and 2010, and $3.0 million and $2.6 million, respectively, for the nine months ended September 30, 2011 and 2010.

Commitments—Certain officers of the Company have entered into employee confidential information and non-competition agreements under which they are entitled to severance pay equal to their base salary and medical benefits for twelve months and a pro-rated bonus in the event they are terminated by the Company other than for cause. There were no payouts under these agreements in the nine months ended September 30, 2011.
The following table reflects the Company’s other significant contractual obligations, including leases from above, as of September 30, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$13,943	$7,243	$4,667	$2,033	$—
Telecommunications providers	5,090	3,843	1,247	—	—
Office and equipment leases	22,140	7,394	8,800	2,921	3,025
Term Credit Facility (b)	88,750	15,000	38,750	35,000	—
Capital lease obligation	4	—	4	—	—
	$129,927	$33,480	$53,468	$39,954	$3,025

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

(b)
Interest rates on the Term Credit Facility are variable in nature; however, in January 2011 we entered into fixed-pay amortizing interest rate swaps having a remaining notional amount at September 30, 2011 of $44.4 million. If interest rates were to remain at the September 30, 2011 level, we would make interest payments of $2.6 million in the next 1 year, $3.6 million in the next 1 to 3 years and $0.8 million in the next 3 to 5 years or a total of $7.0 million including net settlements on the fixed-pay amortizing interest rate swaps.

13. Segments

The determination of the Company's business segments is based on how the Company monitors and manages the performance of its operations. The Company's operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

The Company has two reportable segments, as follows: (1) Card, which provides payment processing and related

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

services for bankcard transactions and (2) Other. The Card segment includes CPOS, our Canadian payments processing subsidiary, since March 2008, and Network Services since May 2008. Goodwill and intangible assets resulting from the acquisitions of CPOS and Network Services are reported in the Card segment. At September 30, 2011, goodwill related to CPOS and Network Services was $53.3 million. The Other segment includes Payroll, which provides payroll and related tax filing services, PrepaidCard, which provides prepaid card, stored-value card and loyalty and gift card solutions, and K to 12 School Solutions, which provides point-of-sale platforms designed to facilitate food service operations. None of these Other segments meet the defined thresholds for determining individually reportable segments. Goodwill and intangible assets resulting from the acquisitions of Debitek, General Meters, Chockstone, Lunchbox, Comalex, mySchoolBucks and School-Link are reported in the Other segment. At September 30, 2011, total goodwill in the Other segment was $50.4 million.
The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources and corporate services. At September 30, 2011 and 2010, 31% and 44% respectively, of the Other segment's total assets were funds that the Company holds as a fiduciary in its Payroll services activities for payment to taxing authorities. Reconciling items include eliminations of intercompany investments and receivables.

A summary of the Company’s segments for the three and nine month periods ended September 30, 2011 and 2010 was as follows:

	Card Segment	Other Segment	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Three Months Ended September 30, 2011
Total revenues	$518,416	$13,542	$—	$(54)	$531,904
Depreciation and amortization	5,707	810	93	—	6,610
Interest income	47	—	—	—	47
Interest expense	1,007	1	—	(54)	954
Net income (loss) attributable to Heartland	20,039	323	(7,716)	—	12,646
Total assets	625,520	123,705	—	(156,770)	592,455

Three Months Ended September 30, 2010
Total revenues	$488,735	$10,393	$—	$(54)	$499,074
Depreciation and amortization	5,645	753	134	—	6,532
Interest income	43	—	—	—	43
Interest expense	1,290	4	—	(54)	1,240
Net income (loss) attributable to Heartland	12,354	22	(4,843)	—	7,533
Total assets	648,450	55,705	—	(158,228)	545,927

Nine Months Ended September 30, 2011
Total revenues	$1,487,046	$38,635	$—	$(154)	$1,525,527
Depreciation and amortization	17,866	2,428	339	—	20,633
Interest income	129	—	—	—	129
Interest expense	3,412	4	—	(154)	3,262
Net income (loss) attributable to Heartland	53,191	982	(21,454)	—	32,719
Total assets	625,520	123,705	—	(156,770)	592,455

Nine Months Ended September 30, 2010
Total revenues	$1,356,170	$30,096	$—	$(155)	$1,386,111
Depreciation and amortization	16,493	2,219	429	—	19,141
Interest income	111	—	—	—	111
Interest expense	3,646	16	—	(151)	3,511
Net income (loss) attributable to Heartland	43,579	333	(16,008)	—	27,904
Total assets	648,450	55,705	—	(158,228)	545,927

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

	Three months ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Basic:
Net income attributable to Heartland	$12,646	$7,533	$32,719	$27,904
Weighted average common stock outstanding	39,265	38,130	38,841	37,899
Earnings per share	$0.32	$0.20	$0.84	$0.74

Diluted:
Net income attributable to Heartland	$12,646	$7,533	$32,719	$27,904

Basic weighted average common stock outstanding	39,265	38,130	38,841	37,899
Effect of dilutive instruments:
Stock options and restricted share units	1,296	1,314	1,304	1,364
Diluted weighted average shares outstanding	40,561	39,444	40,145	39,263
Earnings per share	$0.31	$0.19	$0.82	$0.71

15. Fair Value of Financial Instruments

Management uses methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value. Fair value equals quoted market price for securities held as available-for-sale investments. The Company's derivative financial instruments are not listed by any market, but are valued by a third party. Other financial instruments include cash and cash equivalents, certificates of deposit, receivables, various accounts payable and accrued expenses. The fair value of such financial instruments approximates their carrying value due to their short maturity and pricing terms.

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

Overview
General
Our primary business is to provide bankcard payment processing services to merchants in the United States and Canada. This involves facilitating the exchange of information and funds between merchants and cardholders' financial institutions, providing end-to-end electronic payment processing services to merchants, including merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support, and risk management. Our merchant customers primarily fall into two categories: our core small and midsized merchants (referred to as Small and Midsized Enterprises, or “SME”) and Network Services' large national and mid-tier merchants, primarily in the petroleum industry (referred to as “Network Services Merchants”). We also provide additional services to our merchants, such as payroll processing, gift marketing and loyalty programs, paper check processing, and we sell and rent point-of-sale devices and supplies. In the past twelve months, we have added K to 12 School Services including school nutrition and point-of-sale solutions.

On January 20, 2009, we publicly announced the Processing System Intrusion, which apparently occurred during some portion of 2008. See “— Processing System Intrusion” for more detail.

At September 30, 2011, we provided our bankcard payment processing services to 173,944 active SME merchants located across the United States. This compares to 173,860 active SME merchants at December 31, 2010, and 174,700 active SME merchants at September 30, 2010. At September 30, 2011, we provided bankcard payment processing services through Network Services to 156 merchants with 54,978 locations. Additionally, at September 30, 2011, we provided bankcard payment processing services to over 9,800 merchants in Canada. According to The Nilson Report, in 2010 we were the 5th largest card acquirer in the United States ranked by transaction count and the 8th largest acquirer by processed dollar volume, which consists of both credit and debit Visa and MasterCard transactions. These rankings reflected our 2.6 billion transactions, and our processing activity represented 4% of the total bankcard processing market reported by market participants to The Nilson Report.

Our total bankcard processing volume for the three months ended September 30, 2011 was $21.8 billion, a 10.4% increase from the $19.8 billion processed during the three months ended September 30, 2010. Our total bankcard processing volume for the nine months ended September 30, 2011 was $61.9 billion, a 10.4% increase from the $56.1 billion processed during the nine months ended September 30, 2010. Our SME bankcard processing volume for the three and nine months ended September 30, 2011 was $17.8 billion and $50.7 billion, respectively, increases of 6.9% and 7.0%, respectively, over the three and nine months ended September 30, 2010 reflecting benefits of same store sales growth, new SME merchants installed, and growth in American Express and Discover processing. We include American Express volume in our SME bankcard processing volume only where we receive percentage-based residual compensation for that volume. Our bankcard processing volume for the three and nine months ended September 30, 2011 also includes $3.8 billion and $10.8 billion, respectively, of settled volume for Network Services Merchants, compared to $3.0 billion and $8.3 billion, respectively, for the three and nine months ended September 30, 2010. Bankcard processing volume for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
SME merchants	$17,788	$16,646	$50,696	$47,362
Network Services Merchants	3,842	2,958	10,755	8,330
Canada	178	148	487	409
Total bankcard processing volume (a)	$21,808	$19,752	$61,938	$56,101
(a) Bankcard processing volume includes volume for credit and signature debit transactions.
Merchant attrition is expected in the card payment processing industry in the ordinary course of business. We experience attrition in our levels of merchant bankcard processing volume resulting from several factors, including business closures, transfers of merchants' accounts to our competitors and account closures that we initiate due to heightened credit risks relating to, or contract breaches by, merchants, and (when applicable) same store sales contraction. We measure SME processing volume attrition against all SME merchants that were processing with us in the same month a year earlier. During the three months ended September 30, 2011, we experienced an improved 13.6% average annualized attrition in our SME bankcard processing volume and for the 2011 nine-month period we experienced attrition of 13.5%. During 2010, 2009 and 2008, we experienced average annual attrition in our SME bankcard processing volume of 15.3%, 22.6% and 17.3%, respectively. Historically, much of our attrition has been related to business closures, which accelerated in 2009 and 2008 due to weak economic conditions, and in 2009 and 2008 our volume attrition was also significantly impacted by an overall contraction in same stores sales.

In our SME business, we measure same store sales growth, or contraction, as the change in bankcard processing volume for all bankcard merchants that were processing with us in the same month a year earlier. During the nine months ended September 30, 2011, same store sales grew 2.7% on average, compared to 1.3% on average in the 2010 full year. Same store sales growth or contraction results from the combination of the increasing or decreasing use by consumers of bankcards for the purchase of goods and services at the point of sale, and sales growth or contraction experienced by our retained SME bankcard merchants. The following table compares our same store sales growth or contraction during 2011, 2010, 2009 and 2008:

Same Store Sales Growth (Contraction)	2011	2010	2009	2008
First Quarter	3.2%	(1.5)%	(7.6)%	0.6%
Second Quarter	2.5%	1.1%	(9.7)%	(0.1)%
Third Quarter	2.3%	2.0%	(8.6)%	(2.0)%
Fourth Quarter		3.8%	(5.2)%	(6.8)%
Full Year		1.3%	(7.8)%	(2.1)%
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

We measure the overall production of our sales force by the amount of gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. Beginning in the third quarter of 2010, we refocused our sales organization on improving individual salespersons' productivity and we reduced our Relationship Manager count, but at the same time more fully engaged our Territory Managers in the sales process by requiring them to achieve individual minimum monthly gross margin install targets. The total Relationship Managers and Territory Managers count amounted to 917, 762, 731 and 743 at December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011, respectively. The increased focus on individual productivity resulted in year-over-year growth rates of 6.4%, 13.2%, 3.6% and 3.5% in our installed gross margin for the fourth quarter of 2010, and the first, second and third quarters of 2011, respectively. We expect to drive improvement in year-over-year installed margin growth rates in future quarters principally by increasing our Relationship Manager count.

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

In contrast to SME card processing revenues, revenues from our Network Services Merchants are largely driven by the number of transactions we process (whether settled, or only authorized), not our processing volume, as the merchants which comprise Network Services' customer base pay on a per transaction basis for processing services. Additionally, we acquire and settle transactions on our front and back end systems for American Express transactions for which we receive compensation from American Express on a per transaction basis. The number of transactions we processed for Network Services Merchants and American Express for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Network Services Merchants:
Settled	147,506	129,947	412,224	361,871
Authorized	725,238	695,155	2,054,537	1,947,889
Total Network Services	872,744	825,102	2,466,761	2,309,760
American Express (a)	8,305	8,069	23,694	12,725
Total	881,049	833,171	2,490,455	2,322,485
(a) Includes only those transactions not eligible for residual compensation.
We have developed a number of proprietary payment processing systems to increase our operating efficiencies and distribute our processing and merchant data to our three main constituencies: our merchant base, our sales force and our customer service staff. We provide authorization and data capture services to our SME merchants through our internally-developed front-end processing system, HPS Exchange. This system incorporates real time reporting tools through interactive point-of-sale database maintenance via the Internet. These tools enable merchants, and our employees, to change the messages on credit card receipts and to view sale and return transactions entered into the point-of-sale device with a few second delay on any computer linked to the Internet. During the three months ended September 30, 2011 and 2010, approximately 93% and 90%, respectively, of our SME transactions were processed through HPS Exchange.
We provide clearing, settlement and merchant accounting services through our own internally developed back-end processing system, Passport. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At both September 30, 2011 and 2010, approximately 99% of total SME bankcard merchants were processing on Passport. In the fourth quarter of 2010, the clearing, settlement and merchant accounting services for Network Services' settled transactions were converted onto Passport, so our internal systems are providing all aspects of our Network Services Merchants' processing needs.
We also provide payroll processing services throughout the United States. At September 30, 2011, we processed payroll for 12,181 customers, an increase of 11.1% from 10,968 payroll customers at September 30, 2010 and an increase of 9.4% from 11,131 payroll customers at December 31, 2010. Our nationwide direct sales force sells our payroll processing services solely on a commission basis. In the nine months ended September 30, 2011 and the full year 2010, we installed 2,687 and 4,858 new payroll processing customers, respectively. We developed a new comprehensive payroll management system, which we refer to as PlusOne Payroll, that streamlines all aspects of the payroll process to enable time and cost savings. PlusOne Payroll was made available to new and existing customers beginning in 2010. By the end of the third quarter of 2011, the conversion of our existing payroll customers to PlusOne Payroll was substantially complete. The PlusOne Payroll platform enables us to process payroll on a large scale and provide customizable solutions for businesses of all sizes.

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

Since our announcement of the Processing System Intrusion on January 20, 2009 and through September 30, 2011, we have expensed a total of $146.9 million, before reducing those charges by $31.2 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, related to settlements of claims. Approximately $32.2 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

During the three months ended September 30, 2011, we incurred approximately $0.1 million, or less than one cent per share, for legal fees and costs we incurred for defending various claims and actions for the Processing System Intrusion. During the three months ended September 30, 2010, we expensed approximately $0.7 million, or $0.01 per share, related to the Processing System Intrusion.

During the nine months ended September 30, 2011, we incurred approximately $0.8 million, or $0.01 per share, for legal fees and costs we incurred for defending various claims and actions for the Processing System Intrusion. During the nine months ended September 30, 2010, we recovered from our insurance providers approximately $26.8 million of the costs we had previously incurred for the Processing System Intrusion and expensed approximately $12.0 million for accruals, legal fees and costs we incurred for defending various claims and actions, resulting in a net recovery of $14.8 million, or $0.23 per share for that period.

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

These settlement amounts were previously provided for in our Provision for Processing System Intrusion and carried in our Reserve for Processing System Intrusion. We do not consider it a reasonable possibility that losses exceeding the amounts already recognized on the matters subject to the settlement agreements will be incurred. With regard to the unsettled claims related to the Processing System Intrusion, which we described in “— Legal and Regulatory Considerations,” we determined material losses in addition to those previously accrued are not considered reasonably possible on any such claim disclosed. We are prepared to vigorously defend ourselves against any unsettled claims relating to the Processing System Intrusion that have been asserted against us and our sponsor banks to date. We feel we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion.

Additional costs we expect to incur for legal fees and costs for defending the unsettled claims and actions associated with the Processing System Intrusion will be recognized as incurred. Such costs are not expected to be material to our results of operations, financial condition and cash flow.

Third Quarter of 2011 Financial Results
Our financial results for the three months ended September 30, 2011 benefited from an improved Operating Margin, reflecting 5.9% year-over-year growth in Net Revenues and a 10.2% decrease in processing and servicing costs compared to the three months ended September 30, 2010. For the three months ended September 30, 2011, we recorded net income of $12.6 million, or $0.31 per share, compared to $7.5 million, or $0.19 per share, in the three months ended September 30, 2010. The following is a summary of our financial results for the three months ended September 30, 2011:

•
Total Net Revenue increased $6.8 million, or 5.9%, from $115.4 million in the three months ended September 30, 2010 to $122.2 million in the three months ended September 30, 2011. The increase in Net Revenue was driven by the increases in Net Revenue from our SME merchants and increases in card processing revenues at Network Services and CPOS, loyalty and gift processing revenues, recently acquired K to 12 School Solutions processing revenues and equipment-related revenues.

•
During the three months ended September 30, 2011, our SME processing volume increased 6.9% to $17.8 billion from $16.6 billion during the three months ended September 30, 2010. We earn percentage-based revenues on our SME processing volume. The year-over-year increase reflects same store sales growth, new SME merchants installed, and growth in American Express and Discover processing.

•
During the three months ended September 30, 2011, we generated revenues on the 148 million Network Services Merchant transactions that we settled and on the 725 million Network Services Merchant transactions that we authorized. These compare to 130 million transactions settled and 695 million transactions authorized during the three months ended September 30, 2010. We earn transaction-based revenues on our Network Services Merchant card processing volume.

•
Our processing and servicing expenses decreased $6.0 million, or 10.2%, from $59.3 million in the three months ended September 30, 2010, to $53.3 million in the three months ended September 30, 2011 primarily due to reductions in transaction processing costs on Network Services' front-end transactions, lower residual commission expense, reduced merchant losses and reduced costs of support personnel, particularly account managers. Lower residual commissions were the result of exercising our rights to buy out a substantial amount of portfolio equity owned by our Relationship Managers and sales managers during the third quarter of 2010. We realized a reduction of approximately $0.6 million in monthly residual commission expense beginning in the fourth quarter of 2010. The amount of future annual reductions in residual commission expense will be impacted by merchant attrition. Partially offsetting these reductions were increased costs associated with servicing higher SME bankcard processing volume and increased costs of sales and servicing related to the higher loyalty and gift and equipment-related revenues.

•
Our general and administrative expenses increased $6.8 million, or 26.6%, from $25.5 million in the three months ended September 30, 2010 to $32.2 million in the three months ended September 30, 2011. The increase primarily results from costs we incurred in the process of consolidating our data centers, expenses related to acquisitions, restoration of incentive compensation, and increased staff, all of which are reflected in increases of $2.2 million in personnel costs, $1.0 million in legal fees, $0.8 million increase in equipment lease expense, $0.8 million in travel expenses mostly related to sales incentive travel rewards, $0.6 million in telecommunication expenses, $0.5 million in consulting expense, and $0.4 million in occupancy costs. General and administrative expenses as a percentage of total revenue for the three months ended September 30, 2011 was 6.1%, up from 5.1% for the three months ended September 30, 2010.

•
As a result of the increase in Net Revenue and reductions in Processing and Servicing Expenses, our income from operations, which we also refer to as operating income, increased $7.4 million, or 52.3%, to $21.6 million for the three months ended September 30, 2011, from $14.2 million for the three months ended September 30, 2010. Our Operating Margin, which we measure as operating income divided by Net Revenue, was 17.7% for the three months ended September 30, 2011, compared to 12.3% for the three months ended September 30, 2010.

See “— Results of Operations — Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010” for a more detailed discussion of our third quarter financial results.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements are unaudited. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at September 30, 2011, our results of operations, our changes in stockholders' equity and our cash flows for the nine months ended September 30, 2011 and 2010. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2011. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010. The critical accounting estimates described here are those that are most important to the depiction of our financial condition and results of operations, including those whose application requires management's most subjective judgment in making estimates about the effect of matters that are inherently uncertain. The line items on our income statement and balance sheet, which are impacted by management's estimates, are described below.

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

The amount of the up-front signing bonus paid for new SME bankcard, payroll and check processing accounts is based on the estimated gross margin for the first year of the merchant contract. The gross signing bonuses paid during the nine months ended September 30, 2011 and 2010 were $21.9 million and $19.9 million, respectively, and for the full year ended December 31, 2010 were $28.6 million. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The net signing bonus adjustments made during the nine months ended September 30, 2011 and 2010 were $(0.8) million and $(2.0) million, respectively. Positive signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year exceeds the estimated gross margin for that year, resulting in the underpayment of the up-front signing bonus and would be paid to the relevant salesperson. Negative signing bonus adjustments result from prior overpayments of up-front signing bonuses, and would be recovered from the relevant salesperson. The amount of signing bonuses paid which remained subject to adjustment at September 30, 2011 was $30.6 million.

The deferred acquisition cost component is accrued for vested salespersons over the first year of SME bankcard merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss for the nine months ended

September 30, 2011 or the year ended December 31, 2010.

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

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.1 million at September 30, 2011 and December 31, 2010.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 to 2 ½ years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During the nine months ended September 30, 2011 and 2010 we made buyout payments of approximately $8.7 million and $22.8 million respectively, and during the 2010 full year, we made buyout payments of approximately $25.2 million.

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

Since our announcement of the Processing System Intrusion on January 20, 2009 and through September 30, 2011, we have expensed a total of $146.9 million, before reducing those charges by $31.2 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, related to settlements of claims. Approximately $32.2 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.
During the three and nine months ended September 30, 2011, we incurred approximately $0.1 million and $0.8 million, respectively, or less than one cent per share for the three-month period and $0.01 per share for the nine-month period, for legal fees and costs we incurred for defending various claims and actions for the Processing System Intrusion. During the nine months ended September 30, 2010, we recovered from our insurance providers approximately $26.8 million of the costs we incurred for the Processing System Intrusion and expensed approximately $12.0 million for accruals, legal fees and costs incurred for defending various claims and actions, resulting in a net recovery of $14.8 million, or $0.23 per share. For the three months ended September 30, 2010, we expensed a total of $0.7 million, or about $0.01 per share, respectively, associated with the Processing System Intrusion.
At September 30, 2011, we carried a $1.6 million Reserve for Processing System Intrusion on our Consolidated Balance Sheet. See “— Overview — Processing System Intrusion” for a discussion of settlements paid and charged to this Reserve for Processing System Intrusion during 2010 and 2009.
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

Processing Liabilities and Loss Reserves
The majority of our processing liabilities include funds in transit associated with bankcard and check processing. At September 30, 2011, cash included approximately $26.0 million of processing-related cash in transit and collateral, compared to approximately $25.6 million of processing-related cash in transit and collateral at December 31, 2010. In addition, we maintain merchant deposits to offset potential liabilities from merchant chargeback processing.

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder's dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant's favor. In these cases, the transaction is ''charged back'' to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At September 30, 2011 and December 31, 2010, we held SME merchant deposits totaling $9.0 million and $9.2 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent bankcard processing volume. At both September 30, 2011 and December 31, 2010, our loss reserve totaled $2.0 million and $1.7 million, respectively. Aggregate SME bankcard merchant losses, including losses charged to operations and the loss reserve, were $3.8 million and $7.3 million for the nine months ended September 30, 2011 and 2010.

During the fourth quarter of 2010, we converted Network Services' settled transactions from a third party processor and began settling Network Services Merchant accounts, and processing chargebacks originating from these merchants, on Passport. Prior to this, these chargebacks were processed and carried by Fifth Third Processing Solutions, which was our third-party outsourced processor for settling Network Services Merchant accounts. Chargeback losses originating from Network Services bankcard processing on Passport during the nine months ended September 30, 2011 were $19,000.

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

The weighted-average fair value of options we granted during 2010 and 2009 were $6.12 and $3.12, respectively. We did not grant any stock options during the nine months ended September 30, 2011. The fair value of options granted during 2010 and 2009 was estimated at the grant date using the following weighted average assumptions:

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

As of September 30, 2011 and December 31, 2010, 2009 and 2008, management believed that achieving these performance conditions was not “more likely than not” to occur; therefore, no share-based compensation expense was recorded for these performance-based options. The evaluation of the likelihood of achieving these performance conditions will be repeated quarterly, and if vesting of some or all of the options becomes more likely than not, share-based compensation expense will be recorded.

In the second quarter of 2009, our Board of Directors approved grants of 930,000 stock options subject to multiple vesting conditions. Under these stock options, the employee must provide continuous service over four years and a market price condition must be satisfied within those four years. These stock options have a five-year term and could vest in equal amounts in 2010, 2011, 2012 and 2013 only if during the four-year service period, the price of our common stock as reported by the New York Stock Exchange exceeds two or three times the exercise price for 30 consecutive trading days. The grant date fair values of these multiple vesting condition options are recognized as compensation expense over their four-year service periods. At September 30, 2011, 232,500 of the 930,000 stock options had vested.

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

As of September 30, 2011, management believes that achieving these performance targets was not “more likely than not” to occur; therefore, no share-based compensation expense was recorded for these Restricted Share Units. The evaluation of the likelihood of achieving these performance targets will be repeated quarterly, and if vesting of some or all of the Restricted Share Units becomes more likely than not, share-based compensation expense will be recorded. The closing price of our common stock on the grant date equals the grant date fair value of these nonvested Restricted Share Units awards and would be recognized as compensation expense over their vesting periods.

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

Goodwill
Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. We recorded goodwill in connection with our acquisitions, including our recent 2010 and 2011 acquisitions of Lunchbox, Comalex, mySchoolBucks and School-Link. Goodwill is tested for impairment at least annually and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of the reporting unit. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred.  Such changes may include, among others: a significant decline in expected future cash flows; a sustained decline in market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates.  We perform annual goodwill impairment testing in the fourth quarter. Our evaluation indicated that no impairment existed as of December 31, 2010. At September 30, 2011 and December 31, 2010, goodwill of $103.0 million and $68.3 million, respectively, was recorded on our Consolidated Balance Sheet. We may be required to record goodwill impairment losses in future periods, whether in connection with our next annual impairment testing in the fourth quarter of 2011 or subsequent to that, if any such indicators constitute a triggering event in other than the quarter in which the annual goodwill impairment test is performed.  It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.

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

We also account for the recognition and measurement of tax benefits associated with uncertain tax positions. This requires evaluations of individual tax positions to determine whether any part of that position can be recognized or continues to be recognized in the financial statements. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. We had approximately $1.8 million of total gross unrecognized tax benefits as of September 30, 2011, approximately $1.1 million of which would impact the effective tax rate.

Results of Operations
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Three Months Ended September 30,	% of Total Revenue	Three Months Ended September 30,	% of Total Revenue	Change
	2011		2010		Amount	%
Total revenues	$531,904	100.0%	$499,074	100.0%	$32,830	6.6%
Costs of services:
Interchange	369,007	69.4%	350,964	70.3%	18,043	5.1%
Dues, assessments and fees	40,672	7.6%	32,688	6.5%	7,984	24.4%
Processing and servicing	53,255	10.0%	59,282	11.9%	(6,027)	(10.2)%
Customer acquisition costs	11,834	2.2%	12,573	2.5%	(739)	(5.9)%
Depreciation and amortization	3,270	0.6%	3,890	0.8%	(620)	(15.9)%
Total costs of services	478,038	89.9%	459,397	92.0%	18,641	4.1%
General and administrative	32,244	6.1%	25,479	5.1%	6,765	26.6%
Total expenses	510,282	95.9%	484,876	97.2%	25,406	5.2%
Income from operations	21,622	4.1%	14,198	2.8%	7,424	52.3%
Other income (expense):
Interest income	47		43		4	9.3%
Interest expense	(954)	(0.2)%	(1,240)	(0.2)%	286	(23.1)%
Provision for processing system intrusion costs	(115)		(740)	(0.1)%	625	(84.5)%
Other, net	(35)		2		(37)
Total other income (expense)	(1,057)	(0.2)%	(1,935)	(0.4)%	878	(45.4)%
Income before income taxes	20,565	3.9%	12,263	2.5%	8,302	67.7%
Provision for income taxes	7,784	1.5%	4,694	0.9%	3,090	65.8%
Net income	12,781	2.4%	7,569	1.5%	5,212	68.9%
Less: Net income attributable to noncontrolling interests	135		36		99
Net income attributable to Heartland	$12,646	2.4%	$7,533	1.5%	$5,113	67.9%
Total Revenues. Total revenues increased by 6.6% from $499.1 million in the three months ended September 30, 2010 to $531.9 million in the three months ended September 30, 2011, primarily as a result of a $32.3 million, or 6.6% increase in processing revenues. The breakout of our total revenues for the three months ended September 30, 2011 and 2010 was as follows (in thousands of dollars):

	Three Months Ended September 30,		Change from Prior Year
	2011	2010	Amount	%
Processing revenues, gross (a)	$518,554	$486,274	$32,280	6.6%
Payroll processing revenues	4,709	4,096	613	15.0%
Equipment-related income	8,641	8,704	(63)	(0.7)%
Total Revenues	$531,904	$499,074	$32,830	6.6%

(a)	Includes Visa, MasterCard, AMEX and Discover bankcard processing revenues, AMEX fees, check processing fees, customer service fees, gift card, loyalty, K to 12 and other miscellaneous revenue.
The $32.3 million increase in processing revenues from $486.3 million in the three months ended September 30, 2010 to $518.6 million in the three months ended September 30, 2011 was primarily due to higher SME merchant card processing revenues. Revenues from our SME bankcard processing increased due to higher SME bankcard processing volume. For the three months ended September 30, 2011, our SME bankcard processing volume increased 6.9% to $17.8 billion, compared to $16.6 billion for the three months ended September 30, 2010, reflecting increases for same store sales growth, new SME merchants installed, and growth in American Express and Discover processing. We include American Express volume in our SME bankcard processing volume only where we receive percentage-based residual compensation for that volume.
Network Services increased its bankcard processing revenues based on the 148 million transactions it settled, representing $3.8 billion in processing volume, and the 725 million transactions it authorized through its front-end card processing systems during the three months ended September 30, 2011, as compared to the 130 million transactions it settled, representing $3.0 billion in processing volume, and the 695 million transactions it authorized through its front-end card processing systems during the three months ended September 30, 2010. We report Network Services’ settled bankcard processing revenues net of credit interchange because the daily cash settlement with Network Services’ merchants is on a net basis.

Also contributing to our growth in processing revenues for the three months ended September 30, 2011 were the processing revenues generated by our recently acquired K to 12 School Solutions businesses, and from loyalty and gift marketing.

Payroll processing revenues, which include fees earned on payroll processing services and interest income earned on funds held for customers, increased by 15.0%, from $4.1 million in the three months ended September 30, 2010 to $4.7 million in the three months ended September 30, 2011, primarily due to the 11.1% increase in the number of payroll processing customers from 10,968 at September 30, 2010 to 12,181 at September 30, 2011.
Equipment-related income decreased by $0.1 million, or 0.7%, from $8.7 million in the three months ended September 30, 2010 to $8.6 million in the three months ended September 30, 2011, primarily due to decreases in revenues from the sale of card processing hardware, including our proprietary terminals, PIN pads and wedges, referred to as E3 Devices, which encrypt cardholder data as the card is being swiped, and from lower equipment revenues in our campus and micro-payments divisions. These declines were partially offset by sales of equipment in our acquired K to 12 School Solutions businesses.
Net Revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 5.9% from $115.4 million in the three months ended September 30, 2010, to $122.2 million in the three months ended September 30, 2011. The increase in Net Revenue was driven primarily by increases in SME bankcard processing volume, loyalty and gift processing revenues, newly acquired K to 12 School Solutions processing revenues and payroll revenues.
The “Durbin Amendment,” which was part of the July 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act and went into effect on October 1, 2011, places limits on debit card interchange rates that card issuing banks may charge. Beginning in the fourth quarter of 2011, there will be a noticeable decrease in the interchange expense we record in our Consolidated Income Statement as a result of the Durbin interchange rate reduction. Since our gross card processing revenues include the interchange we pass through to our SME merchants, our Total Revenues will go down by an equivalent amount. However, there will be no impact on our Net Revenue, which for SME merchants is presented net of interchange, dues and assessments and fees.

Costs of services. Costs of services increased 4.1% from $459.4 million in the three months ended September 30, 2010 to $478.0 million in the three months ended September 30, 2011, due primarily to increases in interchange fees and dues, assessments and fees. Costs of services represented 89.9% of total revenues in the three months ended September 30, 2011, down from 92.0% in the three months ended September 30, 2010.
Interchange fees increased 5.1% from $351.0 million in the three months ended September 30, 2010 to $369.0 million in the three months ended September 30, 2011, and represented 69.4% of total revenues in the three months ended September 30, 2011 compared to 70.3% in the three months ended September 30, 2010. The increase in interchange fees was primarily due to higher SME bankcard processing volume in the three months ended September 30, 2011, especially for American Express which generally has higher interchange rates than Visa and MasterCard.
Dues, assessments and fees increased 24.4% from $32.7 million in the three months ended September 30, 2010 to $40.7 million in the three months ended September 30, 2011, primarily as a result of higher SME bankcard processing volume and increased dues, assessments and fees at our Network Services Merchants. Dues, assessments and fees were 7.6% of total revenues in the three months ended September 30, 2011, compared to 6.5% in the three months ended September 30, 2010.
Processing and servicing expense for the three months ended September 30, 2011 decreased by $6.0 million, or 10.2%, compared with the three months ended September 30, 2010. The decrease in processing and servicing expense for the three months ended September 30, 2011 was primarily due to reductions in transaction processing costs on Network Services' front-end transactions, lower residual commission expense, reduced merchant losses and reduced costs of support personnel, particularly account managers. Lower residual commissions were the result of exercising our rights to buy out a substantial amount of portfolio equity owned by our Relationship Managers and sales managers during the third quarter of 2010. We continue to buy out portfolio equity. See "— Critical Accounting Estimates — Accrued Buyout Liability" for more detail. Partially offsetting these reductions were increased costs associated with servicing higher bankcard processing volume and increased costs of sales and servicing related to the higher loyalty and gift marketing and other product line revenues. As a percentage of total revenue, processing and servicing expense decreased to 10.0% for the three months ended September 30, 2011 from 11.9% for the three months ended September 30, 2010.
Customer acquisition costs for the three months ended September 30, 2011 decreased by $0.7 million, or 5.9% compared with the three months ended September 30, 2010. This decline primarily reflects the impacts of lower signing bonus amortization, as capitalized signing bonuses recorded in periods having higher new gross margin installed, such as 2008, become fully amortized and are replaced with smaller capitalized signing bonuses resulting from our current lower levels of new gross margin installed. Customer acquisition costs for the three months ended September 30, 2011 and 2010 included the following components (in thousands of dollars):

	Three Months Ended September 30,
	2011	2010
Amortization of signing bonuses, net	$7,655	$9,333
Amortization of capitalized customer deferred acquisition costs	3,893	3,998
Increase in accrued buyout liability	4,014	2,916
Capitalized customer deferred acquisition costs	(3,728)	(3,674)
Total Customer Acquisition Costs	$11,834	$12,573
Depreciation and amortization expenses decreased 15.9% from $3.9 million in the three months ended September 30, 2010 to $3.3 million in the three months ended September 30, 2011. Most of our investments in information technology have been for security-related enhancements and in support of the continuing development of HPS Exchange, Passport and other processing-related initiatives. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized increased from $4.6 million in the three months ended September 30, 2010 to $5.6 million in the three months ended September 30, 2011. The total amount of capitalized costs for projects placed in service in the three months ended September 30, 2011 and 2010 was $5.4 million and $0.8 million, respectively.
General and administrative. General and administrative expenses increased $6.8 million, or 26.6%, from $25.5 million in the three months ended September 30, 2010 to $32.2 million in the three months ended September 30, 2011. The increase primarily results from costs we incurred in the process of consolidating our data centers, expenses related to acquisitions, restoration of incentive compensation, and increased staff, all of which are reflected in increases of $2.2 million in personnel costs, $1.0 million in legal fees, $0.8 million increase in equipment lease expense, $0.8 million in travel expenses mostly related to sales incentive travel rewards, $0.6 million in telecommunication expenses, $0.5 million in consulting expense, and $0.4 million in occupancy costs. General and administrative expenses as a percentage of total revenue for the three months ended September 30, 2011 was 6.1%, an increase from 5.1% for the three months ended September 30, 2010.
Income from operations. As a result of the increase in Net Revenue and reductions in processing and servicing expenses, our income from operations, which we also refer to as operating income, improved to $21.6 million for the three months ended September 30, 2011, from $14.2 million for the three months ended September 30, 2010. Our operating margin, which we measure as operating income divided by Net Revenue, was 17.7% for the three months ended September 30, 2011, compared to 12.3% for the three months ended September 30, 2010.
Interest expense. Interest expense for the three months ended September 30, 2011 was $1.0 million, compared with $1.2 million for the three months ended September 30, 2010. Interest expense in both periods includes interest incurred under our Credit Facilities and interest we recorded on payables to our sponsor banks. See “—Liquidity and Capital Resources—Credit Facility” for more detail on our borrowings. Interest expense which we recorded on payables to our sponsor banks resulted from our practice of having our sponsor banks advance interchange fees to most of our SME merchants. Generally, we fund these advances to our SME merchants first with our available cash, then by incurring a payable to our sponsor banks when that cash has been expended. We pay our sponsor banks the prime rate on these payables.
Provision for processing system intrusion costs. See “—Overview— Processing System Intrusion and —Critical Accounting Estimates—Reserve for Processing System Intrusion” for more details on the Processing System Intrusion.
During the three months ended September 30, 2011, we recorded total expenses of $0.1 million, less than one cent per share, associated with the Processing System Intrusion. During the three months ended September 30, 2010, we recorded total expenses of $0.7 million, or $0.01 per share associated with the Processing System Intrusion for accruals, legal fees and costs we incurred for investigations and defending various claims and actions.
Income taxes. Income tax expense for the three months ended September 30, 2011 was $7.8 million, reflecting an effective tax rate of 37.9%. This compares to income tax expense of $4.7 million for the three months ended September 30, 2010, reflecting an effective tax rate of 38.3%. The reduction in the effective tax rate for 2011 reflects the impact of state income tax minimum obligations in 2010.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $12.6 million for the three months ended September 30, 2011. This compares to net income of $7.5 million for the three months ended September 30, 2010.

Results of Operations
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Our financial results for the nine months ended September 30, 2011 benefited from an improved Operating Margin, reflecting 6.8% year-over-year growth in Net Revenues and a 8.2% decrease in processing and servicing costs. For the nine months ended September 30, 2011, we recorded net income of $32.7 million, or $0.82 per share, compared to $27.9 million, or $0.71 per share, in the nine months ended September 30, 2010. Year-over-year comparisons of net income and net income per share are impacted by our Provision for Processing System Intrusion. During the nine months ended September 30, 2011, we incurred approximately $0.8 million, or $0.01 per share, for expenses we incurred for defending various claims and actions for the Processing System Intrusion. During the nine months ended September 30, 2010, we recovered from our insurance providers approximately $26.8 million of the costs previously incurred for the Processing System Intrusion and expensed approximately $12.0 million for accruals, legal fees and costs we incurred for defending various claims and actions, resulting in a net recovery of $14.8 million, or $0.23 per share for that period. (see “— Processing System Intrusion” for more detail).

The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Nine Months Ended September 30,	% of Total Revenue	Nine Months Ended September 30,	% of Total Revenue	Change
	2011		2010		Amount	%
Total revenues	$1,525,527	100.0%	$1,386,111	100.0%	$139,416	10.1%
Costs of services:
Interchange	1,055,013	69.2%	962,749	69.5%	92,264	9.6%
Dues, assessments and fees	113,373	7.4%	88,962	6.4%	24,411	27.4%
Processing and servicing	161,170	10.6%	175,622	12.7%	(14,452)	(8.2)%
Customer acquisition costs	35,622	2.3%	38,758	2.8%	(3,136)	(8.1)%
Depreciation and amortization	10,846	0.7%	11,400	0.8%	(554)	(4.9)%
Total costs of services	1,376,024	90.2%	1,277,491	92.2%	98,533	7.7%
General and administrative	91,667	6.0%	76,673	5.5%	14,994	19.6%
Total expenses	1,467,691	96.2%	1,354,164	97.7%	113,527	8.4%
Income from operations	57,836	3.8%	31,947	2.3%	25,889	81.0%
Other income (expense):
Interest income	129		111		18	16.2%
Interest expense	(3,262)	(0.2)%	(3,511)	(0.3)%	249	(7.1)%
(Provision for) recovery of processing system intrusion costs	(790)	(0.1)%	14,770	1.1%	(15,560)	(105.3)%
Other, net	(780)	(0.1)%	2,022	0.1%	(2,802)	(138.6)%
Total other (expense)income	(4,703)	(0.3)%	13,392	1.0%	(18,095)	(135.1)%
Income before income taxes	53,133	3.5%	45,339	3.3%	7,794	17.2%
Provision for income taxes	20,098	1.3%	17,352	1.3%	2,746	15.8%
Net income	33,035	2.2%	27,987	2.0%	5,048	18.0%
Less: Net income attributable to noncontrolling interests	316		83		233
Net income attributable to Heartland	$32,719	2.1%	$27,904	2.0%	$4,815	17.3%
Total Revenues. Total revenues increased by 10.1% from $1,386.1 million in the nine months ended September 30, 2010 to $1,525.5 million in the nine months ended September 30, 2011, primarily as a result of a $135.8 million, or 10.1% increase in processing revenues. The breakout of our total revenues for the nine months ended September 30, 2011 and 2010 was as follows (in thousands of dollars):

	Nine Months Ended September 30,		Change from Prior Year
	2011	2010	Amount	%
Processing revenues, gross (a)	$1,484,327	$1,348,559	$135,768	10.1%
Payroll processing revenues	14,836	12,931	1,905	14.7%
Equipment-related income	26,364	24,621	1,743	7.1%
Total Revenues	$1,525,527	$1,386,111	$139,416	10.1%

(a)	Includes Visa, MasterCard, AMEX and Discover bankcard processing revenues, AMEX fees, check processing fees, customer service fees, gift card, loyalty, K to 12 and other miscellaneous revenue.
The $135.8 million increase in processing revenues from $1,348.6 million in the nine months ended September 30, 2010 to $1,484.3 million in the nine months ended September 30, 2011 was primarily due to higher SME merchant card processing revenues. Revenues from our SME bankcard processing increased due to higher SME bankcard processing volume. For the nine months ended September 30, 2011, our SME bankcard processing volume increased 7.0% to $50.7 billion, compared to $47.4 billion for the nine months ended September 30, 2010, reflecting increases for same store sales growth, new SME merchants installed, and growth in American Express and Discover processing. We include American Express volume in our SME bankcard processing volume only where we receive percentage-based residual compensation for that volume.
Network Services increased its bankcard processing revenues based on the 412 million transactions it settled, representing $10.8 billion in processing volume, and the 2,055 million transactions it authorized through its front-end card processing systems during the nine months ended September 30, 2011, as compared to the 362 million transactions it settled, representing $8.3 billion in processing volume, and the 1,948 million transactions it authorized through its front-end card processing systems during the nine months ended September 30, 2010. We report Network Services’ settled bankcard processing revenues net of credit interchange because the daily cash settlement with Network Services’ merchants is on a net basis.
Also contributing to our growth in processing revenues for the nine months ended September 30, 2011 were the processing revenues generated by our recently acquired K to 12 School Solutions businesses, and from loyalty and gift marketing.

Payroll processing revenues, which include fees earned on payroll processing services and interest income earned on funds held for customers, increased by 14.7%, from $12.9 million in the nine months ended September 30, 2010 to $14.8 million in the nine months ended September 30, 2011, primarily due to the 11.1% increase in the number of payroll processing customers from 10,968 at September 30, 2010 to 12,181 at September 30, 2011.
Equipment-related income increased by $1.7 million, or 7.1%, from $24.6 million in the nine months ended September 30, 2010 to $26.4 million in the nine months ended September 30, 2011, primarily due to increases in revenues from sales of equipment in our acquired K to 12 School Solutions businesses, and from sales of our SmartLink telecommunications equipment which is used to consolidate multiple in-store communication lines into one high speed broadband line.
Net Revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 6.8% from $334.4 million in the nine months ended September 30, 2010, to $357.1 million in the nine months ended September 30, 2011. The increase in Net Revenue was driven primarily by increases in SME bankcard processing volume, Payroll processing revenues, loyalty and gift marketing processing revenues, and newly acquired K to 12 School Solutions processing revenues and equipment-related revenues.
Costs of services. Costs of services increased 7.7% from $1,277.5 million in the nine months ended September 30, 2010 to $1,376.0 million in the nine months ended September 30, 2011, due primarily to increases in interchange fees, and dues, assessments and fees. Costs of services represented 90.2% of total revenues in the nine months ended September 30, 2011, down from 92.2% in the nine months ended September 30, 2010.
Interchange fees increased 9.6% from $962.7 million in the nine months ended September 30, 2010 to $1,055.0 million in the nine months ended September 30, 2011, and represented 69.2% of total revenues in the nine months ended September 30, 2011 compared to 69.5% in the nine months ended September 30, 2010. The increase in interchange fees was primarily due to higher SME bankcard processing volume in the nine months ended September 30, 2011, especially for American Express which generally has higher interchange rates than Visa and MasterCard.
Dues, assessments and fees increased 27.4% from $89.0 million in the nine months ended September 30, 2010 to $113.4 million in the nine months ended September 30, 2011, primarily as a result of increases in Visa, MasterCard and Discover assessments which we pass through to our merchants, and also due to higher SME bankcard processing volume.

Dues, assessments and fees were 7.4% of total revenues in the nine months ended September 30, 2011, compared to 6.4% in the nine months ended September 30, 2010.
Processing and servicing expense for the nine months ended September 30, 2011 decreased by $14.5 million or 8.2%, compared with the nine months ended September 30, 2010. The decrease in processing and servicing expense for the nine months ended September 30, 2011 was primarily due to reductions in transaction processing costs on Network Services' front-end transactions, lower residual commission expense, reduced merchant losses and reduced costs of support personnel, particularly account managers. Lower residual commissions were the result of exercising our rights to buy out a substantial amount of portfolio equity owned by our Relationship Managers and sales managers during the third quarter of 2010. We continue to buy out portfolio equity. See "— Critical Accounting Estimates — Accrued Buyout Liability" for more detail. Partially offsetting these reductions were increased costs associated with servicing higher bankcard processing volume and increased costs of sales and servicing related to the higher payroll, loyalty and gift marketing, and SmartLink revenues. As a percentage of total revenue, processing and servicing expense decreased to 10.6% for the nine months ended September 30, 2011 compared with 12.7% for the nine months ended September 30, 2010.
Customer acquisition costs for the nine months ended September 30, 2011 decreased by $3.1 million, or 8.1% compared with the nine months ended September 30, 2010. This decline primarily reflects the impacts of lower signing bonus amortization, as capitalized signing bonuses recorded in periods having higher new gross margin installed, such as 2008, become fully amortized and are replaced with smaller capitalized signing bonuses resulting from our current lower levels of new gross margin installed. Customer acquisition costs for the nine months ended September 30, 2011 and 2010 included the following components (in thousands of dollars):

	Nine Months Ended September 30,
	2011	2010
Amortization of signing bonuses, net	$24,260	$28,811
Amortization of capitalized customer deferred acquisition costs	11,688	12,133
Increase in accrued buyout liability	10,344	9,214
Capitalized customer deferred acquisition costs	(10,670)	(11,400)
Total Customer Acquisition Costs	$35,622	$38,758
Depreciation and amortization expenses decreased 4.9% from $11.4 million in the nine months ended September 30, 2010 to $10.8 million in the nine months ended September 30, 2011. Most of our investments in information technology have been for security-related enhancements and in support of the continuing development of HPS Exchange, Passport and other processing-related initiatives. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized increased from $11.1 million in the nine months ended September 30, 2010 to $16.9 million in the nine months ended September 30, 2011. The total amount of capitalized costs for projects placed in service in the nine months ended September 30, 2011 and 2010 was $9.5 million and $7.0 million, respectively.
General and administrative. General and administrative expenses increased $15.0 million, or 19.6%, from $76.7 million in the nine months ended September 30, 2010 to $91.7 million in the nine months ended September 30, 2011. General and administrative expenses in the 2011 and 2010 period included $0.3 million and $2.3 million, respectively, for our periodic sales and servicing organization summit. Excluding these summit expenses, our general and administrative expenses in 2011 increased $17.1 million, or 22.9%. This increase primarily resulted from costs we incurred in the process of consolidating our data centers, expenses related to acquisitions, restoration of incentive compensation, and increased staff, all of which are reflected in increases of $6.8 million in personnel costs, $2.7 million in equipment lease expense, $2.5 million in travel expenses mostly related to sales incentive travel rewards, $1.3 million in occupancy costs, $1.2 million in legal fees, $1.1 million in telecommunication expenses, and $1.0 million in consulting expense.
General and administrative expenses as a percentage of total revenue for the nine months ended September 30, 2011 was 6.0%, an increase from 5.5% for the nine months ended September 30, 2010.
Income from operations. As a result of the increase in Net Revenue and reductions in processing and servicing expenses, our income from operations, which we also refer to as operating income, improved to $57.8 million for the nine months ended September 30, 2011, from $31.9 million for the nine months ended September 30, 2010. Our operating margin, which we measure as operating income divided by Net Revenue, was 16.2% for the nine months ended September 30, 2011, compared to 9.6% for the nine months ended September 30, 2010.
Interest expense. Interest expense for the nine months ended September 30, 2011 and 2010 was $3.3 million and $3.5 million, respectively. Interest expense in both periods includes interest incurred under our Credit Facilities and interest we recorded on payables to our sponsor banks. See “—Liquidity and Capital Resources—Credit Facility” for more detail on our borrowings. Interest expense which we recorded on payables to our sponsor banks resulted from our practice of having our sponsor banks advance interchange fees to most of our SME merchants. Generally, we fund these advances to our SME merchants first with our available cash, then by incurring a payable to our sponsor banks when that cash has been expended. We pay our sponsor banks the prime rate on these payables.
(Provision for) recovery of processing system intrusion costs. See “—Overview—Processing System Intrusion and —Critical Accounting Estimates—Reserve for Processing System Intrusion” for more details on the Processing System Intrusion.
During the nine months ended September 30, 2011, we recorded total expenses of $0.8 million, or one cent per share, associated with the Processing System Intrusion. During the nine months ended September 30, 2010, we recovered from our insurance providers approximately $26.8 million of the costs we incurred for the Processing System Intrusion and expensed approximately $12.0 million for accruals, legal fees and costs we incurred for investigations and defending various claims and actions, for a net recovery of $14.8 million, or $0.23 per share.
Other income (expense), net. Other, net for the nine months ended September 30, 2011 included pre-tax charges of $0.8 million reflecting the estimated liability for costs (primarily accrued staff termination costs and fixed asset write downs) associated with the closing of our Johnson City, Tennessee service center. Other, net for the nine months ended September 30, 2010 reflected a net legal settlement received during that period.

Income taxes. Income tax expense for the nine months ended September 30, 2011 was $20.1 million, reflecting an effective tax rate of 37.8%. This compares to income tax expense of $17.4 million for the nine months ended September 30, 2010, reflecting an effective tax rate of 38.3%. The reduction in the effective tax rate for 2011 reflects the impact of state income tax minimum obligations in 2010.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $32.7 million for the nine months ended September 30, 2011. This compares to a net income of $27.9 million for the nine months ended September 30, 2010.

Balance Sheet Information

	September 30, 2011	December 31, 2010
	(in thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$35,370	$41,729
Funds held for payroll customers	38,668	36,523
Receivables, net	172,994	175,530
Current tax asset	4,803	18,652
Current deferred tax assets, net	8,843	7,250
Capitalized customer acquisition costs, net	55,131	59,251
Property and equipment, net	114,331	102,248
Goodwill	103,045	68,319
Intangible assets, net	33,621	31,160
Total assets	592,455	561,464
Due to sponsor banks	57,551	72,573
Accounts payable	43,885	42,126
Deposits held for payroll customers	38,668	36,523
Borrowings:
Current portion	15,000	38,286
Long term portion	73,754	85,000
Accrued buyout liability:
Current portion	7,619	5,560
Long term portion	22,856	23,250
Total liabilities	372,364	383,870
Total stockholders’ equity	219,623	177,293
September 30, 2011 Compared to December 31, 2010
Total assets increased $31.0 million, or 5.5%, to $592.5 million at September 30, 2011 from $561.5 million at December 31, 2010, primarily due to increases in goodwill, intangible assets, and property and equipment.

The increases in goodwill and intangible assets resulted from the 2011 acquisitions of the K to 12 School Services businesses of Comalex, mySchoolBucks and School-Link (see “— Liquidity and Capital Resources” for more detail).

At September 30, 2011, cash on our Balance Sheet totaled $35.4 million, a decrease of $6.4 million, or 15.2%, compared to cash of $41.7 million at December 31, 2010. Our September 30, 2011 cash balance included approximately $26.0 million of processing-related cash in transit and collateral, compared to approximately $25.6 million of cash in transit and collateral at December 31, 2010. Excluding the processing-related cash balances, our operating cash balance decreased $6.8 million, or 42.0%, as we used $34.5 million to repay balances under our Credit Facilities and $23.2 million for acquisitions during the nine months ended September 30, 2011. See “— Liquidity and Capital Resources” for more detail.

    Our receivables, which decreased $2.5 million, or 1.4%, to $173.0 million at September 30, 2011 from $175.5 million at December 31, 2010, are primarily due from our bankcard processing merchants and result in large part from our practice of advancing interchange fees to most of our SME merchants during the processing month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge all merchants for processing transactions. Generally, the advances of interchange fees to our SME merchants are funded first with our available cash, then by incurring a payable to our sponsor banks when that cash has been expended. At September 30, 2011, we used $46.6 million of available cash to fund merchant advances and at December 31, 2010 we used $29.5 million of cash to fund merchant advances. The amount due to our sponsor banks for funding merchant interchange advances was $52.9 million at September 30, 2011, compared to $63.2 million at December 31, 2010. The payable to sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. Our total receivables from bankcard processing merchants increased $3.6 million from December 31, 2010. Receivables from merchants also include receivables from the sale of point of sale terminal equipment and check processing terminals. Total Receivables also include amounts resulting from the pre-funding of American Express transactions to our merchants and are due from the related bankcard networks. These amounts decreased $6.1 million at September 30, 2011 and are recovered from the networks over the following two business days from the date of processing the transaction.

Our Current Tax Asset decreased from $18.7 million at December 31, 2010 to $4.8 million at September 30, 2011, primarily due to tax refunds received from the carry back of our 2010 federal tax operating loss to prior years. The 2010 federal tax operating loss resulted from the payment of settlements with card brands and other Processing System Intrusion related expenses, net of recoveries from insurance providers (see “— Processing System Intrusion” for more detail).

Total borrowings decreased $34.5 million, or 28.0%, to $88.8 million at September 30, 2011 from $123.3 million at December 31, 2010, primarily due to repaying $23.2 million that was due under our Revolving Credit Facility and $11.3 million of amortization payments due under our Term Credit Facility. See “—Liquidity and Capital Resources” for discussion of Credit Facilities.

Total stockholders’ equity increased $42.3 million from December 31, 2010 primarily due to recording net income of $32.7 million for the nine months ended September 30, 2011. Other increases in total stockholders’ equity for the nine months ended September 30, 2011 included $7.9 million of proceeds received from the exercise of stock options, tax benefits of $2.9 million related to those stock option exercises and $5.0 million of stock-based compensation expense.

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
Working Capital. Our working capital, defined as current assets less current liabilities, was positive by $37.5 million at September 30, 2011. Prior to refinancing of our credit facility in November 2010, our net working capital position was negative, reflecting (i) our previous revolving credit facility with its $75.0 million in borrowings classified as a current liability, and (ii) a $28.0 million Bridge Loan, which was due on February 17, 2011. See “— Credit Facilities” for discussion of our refinancing.

At September 30, 2011 we had cash on our Balance Sheet totaling $35.4 million compared to cash of $41.7 million at December 31, 2010. Our cash balance included processing-related cash in transit and collateral of $26.0 million and $25.6 million at September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, we had used $46.6 million of our available cash to fund merchant advances and at December 31, 2010, we had used $29.5 million of our cash to fund merchant advances. Merchant advances are included in our receivables from bankcard processing merchants and are collected at the beginning of the following month.

On September 30, 2011, we had $50.0 million available under our Revolving Credit Facility. See “— Credit Facilities” for more details.

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

School districts use Lunchbox for point-of-sale platforms for their cafeteria serving line, free and reduced meal application processing, inventory, menu planning, nutritional analysis and online payments. These platforms are Web-based software which provide real-time communication and interaction between the district's central office and schools. Lunchbox uses touch screen technology and offers optional biometrics, reimbursable meal vending, meal application scanning and on-line application processing. Lunchbox was the first of four acquisitions which we made in the K to 12 School Solutions business.

On January 12, 2011, February 4, 2011 and September 30, 2011, we acquired the K to 12 School Services businesses of Comalex, Inc., mySchoolBucks, LLC, and School-Link Technologies, Inc, respectively. We made cash payments of $6.1 million, $1.5 million, and $15.6 million, respectively, for the net assets of these three businesses. These acquisitions, which were funded with cash on hand, will enable us to offer K to 12 school nutrition and point-of-sale solutions including Internet payment capability enabling on-line deposits of funds into student accounts, to a wide base of schools, students and their parents. Comalex, mySchoolBucks and School-Link added approximately 3,700, 900 and 10,000 schools, respectively, to our K to 12 School Services product. These acquisitions have given us an almost 20% market share in this industry. We plan to consolidate the individual platforms and products of Lunchbox, Comalex, mySchoolBucks, and School-Link to optimize synergies, cost efficiencies and product offerings to our customers.

These acquisitions are not expected to have a material impact on earnings in the near term.

Cash Flow Provided By (Used In) Operating Activities. We reported net cash provided by operating activities of $75.5 million in the nine months ended September 30, 2011, compared to net cash used in operating activities of $21.9 million in the nine months ended September 30, 2010. Cash provided by operating activities in the nine months ended September 30, 2010 included a $16.7 million tax refund received from the carry back of our 2010 federal tax operating loss to prior years. The 2010 federal tax operating loss resulted from the payment of settlements with card brands in 2010 and other Processing System Intrusion related expenses, net of recoveries from insurance providers (see “— Processing System Intrusion” for more detail).
The primary reason for the negative operating cash flow for the nine months ended September 30, 2010 was the payment of $98.5 million, which is reflected in the reduction of our Reserve for Processing System Intrusion, for the settlements with Visa, MasterCard and Discover. The Visa Settlement Agreement required us to obtain a loan of at least $53.0 million from our Sponsor Banks, the proceeds of which were to be used to fund the settlement amount. The settlements with MasterCard and Discover were funded from our cash reserves. Partially offsetting the impact of these settlements on our operating cash flow for the nine months ended September 30, 2010 was approximately $26.8 million of cash we recovered from our insurance providers against certain costs we incurred for the Processing System Intrusion.

Other major determinants of operating cash flow are net signing bonus payments, which consume operating cash as we install new merchants, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout Liability” for more information. We paid net signing bonuses of $21.2 million and $18.0 million, respectively, in the nine months ended September 30, 2011 and 2010. The increase in net signing bonuses paid during the nine months ended September 30, 2011 reflects a year-over-year improvement in newly installed gross margin. In the nine months ended September 30, 2011 and 2010, we reduced our accrued buyout liability by making buyout payments of $8.7 million and $22.8 million, respectively. See “— Critical Accounting Estimates — Accrued Buyout Liability” for a discussion of buyouts initiated in the three months ended September 30, 2010.
Cash Flow Used In Investing Activities. Net cash used in investing activities was $53.4 million for the nine months ended September 30, 2011, compared to $16.5 million for the nine months ended September 30, 2010. The amount of cash used in investing activities during the nine months ended September 30, 2011 included $23.2 million for the acquisitions of Comalex, mySchoolBucks and School-Link Technologies.
We made capital expenditures of $29.0 million during the nine months ended September 30, 2011, compared to $16.4 million in the nine months ended September 30, 2010. Capital expenditures include costs of $6.4 million and $1.3 million in the nine months ended September 30, 2011 and 2010, respectively, related to capital improvements to our service center facility in Jeffersonville, Indiana. See “—Contractual Obligations” for more detail regarding cumulative cash outlays and expected future funding requirements related to our primary service center. We also continued building our technology infrastructure, primarily for hardware and software needed for the development and expansion of our operating platforms. To further develop our technology, we anticipate that these expenditures will continue near current levels.
Cash Flow (Used In) Provided By Financing Activities. Net cash used in financing activities was $28.4 million for the nine months ended September 30, 2011, compared to net cash provided by financing activities of $51.7 million for the nine months ended September 30, 2010. Cash flow provided by financing activities in the nine months ended September 30, 2010 included the $53.0 million of proceeds from the loans we obtained from our Sponsor Banks to use in funding the February 18, 2010 settlement with Visa (see “— Overview — Processing System Intrusion” for more detail).
During the nine months ended September 30, 2011 and 2010, we made term loan amortization payments of $11.3 million and $6.2 million due under our Term Credit Facility and Previous Credit Facility, respectively, and during the nine months ended September 30, 2011 we paid down $23.2 million on our Revolving Credit Facility. See “— Credit Facilities” for more details.
Cash dividends paid in the nine months ended September 30, 2011 were $4.7 million, compared to cash dividends paid of $1.1 million in the nine months ended September 30, 2010. See “— Dividends on Common Stock” for more information on our common stock dividends. During the nine months ended September 30, 2011 and 2010, employees exercised stock options generating cash proceeds in the aggregate of $7.9 million and $4.7 million, respectively.
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
The Credit Agreement contains covenants which include: maintenance of certain leverage and fixed charge coverage ratios; limitations on our indebtedness, liens on our properties and assets, investments in, and loans to other business units, our ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to certain of our subsidiaries. We were in compliance with these covenants as of September 30, 2011 and expect we will remain in compliance with these covenants for at least the next twelve months.

At September 30, 2011, there was $88.8 million outstanding under the Term Credit Facility and no borrowings outstanding under the Revolving Credit Facility.

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

Dividends on Common Stock. The following table summarizes quarterly cash dividends declared and paid on our common stock during 2011 and 2010:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Nine Months Ended September 30, 2011:
February 16, 2011	March 4, 2011	March 15, 2011	$0.04
May 13, 2011	May 24, 2011	June 15, 2011	$0.04
August 2, 2011	August 24, 2011	September 15, 2011	$0.04

Twelve Months Ended December 31, 2010:
February 18, 2010	March 5, 2010	March 15, 2010	$0.01
May 4, 2010	May 25, 2010	June 15, 2010	$0.01
August 3, 2010	August 25, 2010	September 15, 2010	$0.01
November 2, 2010	November 23, 2010	December 15, 2010	$0.01
On October 21, 2011, our Board of Directors declared a quarterly cash dividend of $0.04 per share of common stock, payable on December 15, 2011 to stockholders of record as of November 24, 2011.

Stock Repurchase. On October 21, 2011, our Board of Directors authorized the repurchase of up to $50 million worth of our common stock.  Repurchases under this program will be made through the open market, or in privately negotiated transactions, from time to time in accordance with applicable laws and regulations.  We intend to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including the proceeds of options exercises. The manner, timing and amount of repurchases, if any, will be determined by our management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements.  The repurchase program may be modified or discontinued at any time.
Contractual Obligations. The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we must do so. As the majority of our SME transactions involve the delivery of the product or service at the time of the transaction, a good basis to estimate our exposure to chargebacks is the last four months' bankcard processing volume on our SME portfolio, which was $23.7 billion for the four months ended September 30, 2011 and $21.7 billion for the four months ended December 31, 2010. However, during the four months ended September 30, 2011 and December 31, 2010, we were presented with $10.6 million and $10.1 million, respectively, of chargebacks by issuing banks. In the nine months ended September 30, 2011 and the year ended December 31, 2010, we incurred merchant credit losses of $3.8 million and $9.1 million, respectively, on total SME bankcard dollar volumes processed of $50.7 billion and $63.1 billion, respectively. These credit losses are included in processing and servicing expense in our Consolidated Statement of Income.
During the fourth quarter of 2010, we converted Network Services' settled transactions from a third party processor and began settling Network Services Merchant accounts, and processing chargebacks originating from these merchants, on Passport. Prior to this, these chargebacks were processed and carried by the third-party processor. Chargeback losses originating from Network Services' bankcard processing on Passport during the nine months ended September 30, 2011 were $19,000.
The following table reflects our significant contractual obligations as of September 30, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Processing providers (a)	$13,943	$7,243	$4,667	$2,033	$—
Telecommunications providers	5,090	3,843	1,247	—	—
Office and equipment leases	22,140	7,394	8,800	2,921	3,025
Term Credit Facility (b)	88,750	15,000	38,750	35,000	—
Capital lease obligation	4	—	4	—	—
	$129,927	$33,480	$53,468	$39,954	$3,025

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

(b)
Interest rates on the Term Credit Facility are variable in nature; however, in January 2011 we entered into fixed-pay amortizing interest rate swaps having a remaining notional amount at September 30, 2011 of $44.4 million. If interest rates were to remain at the September 30, 2011 level, we would make interest payments of $2.6 million in the next 1 year, $3.6 million in the next 1 to 3 years and $0.8 million in the next 3 to 5 years or a total of $7.0 million including net settlements on the fixed-pay amortizing interest rate swaps.

Unrecognized Tax Benefits. At September 30, 2011, we had gross tax-effected unrecognized tax benefits of approximately $1.8 million. See “— Critical Accounting Estimates — Income Taxes.” As of September 30, 2011 we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

Legal and Regulatory Considerations
There were no material developments that occurred in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, respectively. Additionally, we are not aware of any other material matters or legal proceedings initiated against us during the three months ended September 30, 2011.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our primary market risk exposure is to changes in interest rates.

We have interest rate risk related to our payable to our sponsor banks. Within our amount payable to our sponsor banks are balances which KeyBank and Heartland Bank have advanced to our SME merchants for interchange fees. We fund these advances first by applying a portion of our available cash and then by incurring a significant payable to our sponsor banks, bearing interest at the prime rate. At September 30, 2011, our payable to sponsor banks included $52.9 million for funding interchange advances to our SME merchants. This payable is repaid in the beginning of the following month out of fees collected from our merchants. During the quarter ended September 30, 2011 the average daily interest-bearing balance of that payable was approximately $11.6 million. The outstanding balance of our payable to our sponsor banks is directly related to our bankcard processing volume and also will fluctuate depending on the amount of our available cash. A hypothetical 100 basis point change in short-term interest rates applied to our average payable to sponsor banks would result in a change of approximately $116,000 in annual pre-tax income.

We also incur interest rate risk on borrowings under our Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement provides for a Revolving Credit Facility of $50.0 million and a Term Credit Facility of $100.0 million. At September 30, 2011, there was $88.8 million outstanding under the Term Credit Facility and no borrowings outstanding under the Revolving Credit Facility. The Term Credit Facility requires amortization payments in the amount of $3.75 million for each fiscal quarter during the fiscal years ended December 31, 2011 and 2012, $5.0 million for each fiscal quarter during the fiscal years ended December 31, 2013 and 2014, and $7.5 million for each fiscal quarter during the period commencing on January 1, 2015 through the maturity date on November 24, 2015. Under the terms of the Credit Agreement, we may borrow, at our option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1%, in each case plus a margin determined by our current leverage ratio. In January 2011, we entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50 million on the variable rate debt outstanding under the Term Credit Facility. These interest rate swaps convert that initial notional amount to fixed rate. At September 30, 2011, the remaining notional amount of these interest rate swaps was $44.4 million. The impact which a hypothetical 100 basis point increase in short-term interest rates would have on our outstanding September 30, 2011 balances under the Second Amended and Restated Credit Agreement would be a decline of approximately $444,000 in annual pre-tax income, including the effect from interest rate swaps.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities within three years. At September 30, 2011, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $53,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $27,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $53,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $27,000.

Foreign Currency Risk. While substantially all of our business is conducted in U.S. dollars, our 70% owned Canadian processing subsidiary, CPOS, conducts its operations in Canadian dollars. Consequently, a portion of CPOS' revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our CPOS subsidiary. We have not hedged our translation risk on foreign currency exposure. For the year ended December 31, 2010, foreign currency exposures had an immaterial impact on our revenues and our net income. For the nine months ended September 30, 2011, fluctuations in exchange rates on CPOS' assets and liabilities decreased our total other comprehensive income and noncontrolling interests by $0.5 million.
We do not hold or engage in the trading of foreign exchange instruments.

Office Facilities
At September 30, 2011, we owned one facility and leased fifteen facilities which we use for operational, sales and administrative purposes.
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
We also leased the following facilities as of September 30, 2011:

Location	Square Feet	Expiration
Alpharetta, Georgia	150	October 31, 2011
Auburn, Alabama	2,382	April 30, 2014
Chattanooga, Tennessee	9,461	June 30, 2014
Cleveland, Ohio	24,229	June 30, 2012
Colorado Springs, Colorado	9,920	February 28, 2015
Johnson City, Tennessee	5,252	April 17, 2014
Phoenix, Arizona	1,284	April 30, 2013
Phoenix, Arizona	1,930	October 31, 2012
Plano, Texas	53,976	May 31, 2015 for 26,988 square feet. January 14, 2019 for 26,988 square feet.
Plano, Texas	26,020	January 31, 2015
Portland, Oregon	11,564	September 30, 2013
Tempe, Arizona	14,315	September 30, 2014
Toronto, Ontario, Canada	14,094	July 31, 2020
West Windsor Township, New Jersey	5,288	May 31, 2013
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
Changes in Internal Controls
During the quarter ended September 30, 2011, there was no change in our internal controls over financial reporting (as defined in Rule 13 a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
There were no material developments that occurred since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 in the proceedings reported under Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2010, nor are we aware of any other material legal proceedings initiated against us during such time.

Item 1A. Risk Factors
There have been no material changes in our Risk Factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None
(b) None
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Under authorizations from our Board of Directors, we repurchased an aggregate of 2,924,684 shares of our common stock as part of publicly announced plans through September 30, 2011 at a cost of $65.1 million, or an average cost of $22.25 per share. No common stock was repurchased during the nine months ended September 30, 2011 or during the year ended December 31, 2010. During the years ended December 31, 2009, 2008 and 2007, we repurchased 350,400 shares, 781,584 shares and 731,500, respectively, of our common stock at average per share costs of $9.14, $23.02 and $25.78. At September 30, 2011, we had remaining authorization to repurchase up to 175,316 additional shares of our common stock.

On October 21, 2011, our Board of Directors authorized the repurchase of up to $50 million worth of our common stock.  Repurchases under this program will be made through the open market, or in privately negotiated transactions, from time to time in accordance with applicable laws and regulations.  We intend to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including the proceeds of options exercises. The manner, timing and amount of repurchases, if any, will be determined by our management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements.  The repurchase program may be modified or discontinued at any time.

Item 3. Defaults Upon Senior Securities
None

Item 4. (Removed And Reserved)

Item 5. Other Information
None

Item 6. Exhibits

Exhibit Number	Description

*10.1	Separation Agreement dated September 27, 2011 between Heartland Payment Systems, Inc. (the “Company”) and Steven M. Elefant, former Chief Information Officer of the Company. .

*31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income and Comprehensive Income; (ii) The Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flow; (iv) the Consolidated Statements of Equity; and (v) the Notes to the Consolidated Financial Statements.

______________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 4, 2011

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

By:	/S/ ROBERT O. CARR
Robert O. Carr
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Maria Rueda
Maria Rueda
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

*10.1	Separation Agreement dated September 27, 2011 between Heartland Payment Systems, Inc. (the “Company”) and Steven M. Elefant, former Chief Information Officer of the Company.

*31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income and Comprehensive Income; (ii) The Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flow; (iv) the Consolidated Statements of Equity; and (v) the Notes to the Consolidated Financial Statements.

_____________________

*	Filed herewith.