Form 10-Q
period 2012-03-31
HEARTLAND PAYMENT SYSTEMS INC
filed 2012-05-07
CIK 1144354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
As of May 1, 2012, there were 38,767,014 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$49,943	$40,301
Funds held for payroll customers	53,584	42,511
Receivables, net	183,733	176,535
Investments held to maturity	2,157	2,505
Inventory	10,708	11,492
Prepaid expenses	9,366	9,660
Current deferred tax assets, net	7,037	6,746
Total current assets	316,528	289,750
Capitalized customer acquisition costs, net	55,339	55,014
Property and equipment, net	116,668	115,579
Goodwill	103,561	103,399
Intangible assets, net	31,413	32,498
Deposits and other assets, net	699	681
Total assets	$624,208	$596,921

Liabilities and Equity
Current liabilities:
Due to sponsor banks	$66,334	$63,881
Accounts payable	49,999	47,373
Deposits held for payroll customers	53,584	42,511
Current portion of borrowings	16,253	15,003
Current portion of accrued buyout liability	8,862	8,104
Processing liabilities and loss reserves	36,543	30,689
Accrued expenses and other liabilities	41,368	50,884
Current tax liability	2,471	1,408
Total current liabilities	275,414	259,853
Deferred tax liabilities, net	25,538	21,643
Reserve for unrecognized tax benefits	2,037	1,819
Long-term portion of borrowings	65,000	70,000
Long-term portion of accrued buyout liability	24,706	23,554
Total liabilities	392,695	376,869
Commitments and contingencies (Note 11)	—	—

Equity
Common Stock, $0.001 par value, 100,000,000 shares authorized, 38,973,993 and 38,847,957 shares issued and outstanding at March 31, 2012 and December 31, 2011	40	39
Additional paid-in capital	218,740	207,643
Accumulated other comprehensive loss	(513)	(680)
Retained earnings	40,654	29,236
Treasury stock, at cost (1,198,138 and 778,889 shares at March 31, 2012 and December 31, 2011)	(28,217)	(16,828)
Total stockholders’ equity	230,704	219,410
Noncontrolling interests	809	642
Total equity	231,513	220,052
Total liabilities and equity	$624,208	$596,921
See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Total revenues	$470,485	$467,646
Costs of services:
Interchange	297,948	320,799
Dues, assessments and fees	43,868	34,150
Processing and servicing	56,722	52,556
Customer acquisition costs	11,436	11,658
Depreciation and amortization	4,386	3,875
Total costs of services	414,360	423,038
General and administrative	32,882	30,046
Total expenses	447,242	453,084
Income from operations	23,243	14,562
Other income (expense):
Interest income	115	41
Interest expense	(850)	(1,192)
Provision for processing system intrusion costs	(157)	(303)
Other, net	—	(437)
Total other (expense) income	(892)	(1,891)
Income before income taxes	22,351	12,671
Provision for income taxes	8,499	4,809
Net income	13,852	7,862
Less: Net income attributable to noncontrolling interests	98	47
Net income attributable to Heartland	$13,754	$7,815

Net income	$13,852	$7,862
Other comprehensive income:
Unrealized gains on investments, net of income tax of $7 and $2	11	5
Unrealized losses on derivative financial instruments	(6)	(46)
Foreign currency translation adjustment	231	356
Comprehensive income	14,088	8,177
Less: Comprehensive income attributable to noncontrolling interests	167	154
Comprehensive income attributable to Heartland	$13,921	$8,023

Earnings per common share:
Basic	$0.35	$0.20
Diluted	$0.34	$0.20
Weighted average number of common shares outstanding:
Basic	38,837	38,455
Diluted	40,560	39,738

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Heartland Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	(Accumulated Deficit) Retained Earnings	Treasury Stock	Noncontrolling Minority Interests	Total Equity
	Shares	Amount
Three Months Ended March 31, 2011:
Balance, January 1, 2011	38,415	$38	$185,689	$37	$(8,471)	$—	$301	$177,594
Issuance of common stock– options exercised	86	1	650	—	—	—	—	651
Excess tax benefit on stock options exercised	—	—	341	—	—	—	—	341
Stock-based compensation	—	—	1,970	—	—	—	—	1,970
Accumulated other comprehensive income (loss):
Unrealized gains on available for sale investments	—	—	—	5	—	—	—	5
Unrealized losses on derivative financial instruments	—	—	—	(46)	—	—	—	(46)
Foreign currency translation adjustment	—	—	—	249	—	—	107	356
Dividends on common stock	—	—	—	—	(1,540)	—	—	(1,540)
Net income for the period	—	—	—	—	7,815	—	47	7,862
Balance March 31, 2011	38,501	$39	$188,650	$245	$(2,196)	$—	$455	$187,193

Three Months Ended March 31, 2012:
Balance, January 1, 2012	38,848	$39	$207,643	$(680)	$29,236	$(16,828)	$642	$220,052
Issuance of common stock – options exercised	545	1	6,842	—	—	—	—	6,843
Excess tax benefit on stock options exercised	—	—	1,321	—	—	—	—	1,321
Repurchase of common stock	(419)	—	—	—	—	(11,389)	—	(11,389)
Stock-based compensation	—	—	2,934	—	—	—	—	2,934
Accumulated other comprehensive income (loss):
Unrealized gains on available for sale investments	—	—	—	11	—	—	—	11
Unrealized losses on derivative financial instruments	—	—	—	(6)	—	—	—	(6)
Foreign currency translation adjustment	—	—	—	162	—	—	69	231
Dividends on common stock	—	—	—	—	(2,336)	—	—	(2,336)
Net income for the period	—	—	—	—	13,754	—	98	13,852
Balance March 31, 2012	38,974	$40	$218,740	$(513)	$40,654	$(28,217)	$809	$231,513

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flow
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income attributable to Heartland	$13,754	$7,815
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	11,197	12,381
Other depreciation and amortization	7,383	7,072
Addition to loss reserves	267	1,489
Provision for doubtful receivables	83	700
Stock-based compensation	2,934	1,970
Deferred taxes	3,602	1,675
Net income attributable to noncontrolling interests	98	47
Write downs on fixed assets and system development costs	—	46
Exit costs for service center	—	464
Changes in operating assets and liabilities:
Increase in receivables	(7,268)	(4,731)
Decrease (increase) in inventory	792	(606)
Payment of signing bonuses, net	(7,554)	(7,116)
Increase in capitalized customer acquisition costs	(3,968)	(3,330)
Decrease (increase) in prepaid expenses	297	(2,177)
Decrease in current tax assets	2,378	3,904
Increase in deposits and other assets	(28)	(406)
Excess tax benefits on options exercised	(1,321)	(341)
Increase in reserve for unrecognized tax benefits	219	106
Increase in due to sponsor bank	2,454	9,857
Increase (decrease) in accounts payable	2,614	(2,075)
(Decrease) increase in accrued expenses and other liabilities	(10,263)	827
Increase in processing liabilities and loss reserves	5,586	4,831
Payouts of accrued buyout liability	(2,297)	(3,175)
Increase in accrued buyout liability	4,207	2,607
Net cash provided by operating activities	25,166	31,834
Cash flows from investing activities
Purchase of investments held to maturity	(206)	(1,947)
Maturities of investments held to maturity	575	1,233
Increase in funds held for payroll customers	(11,054)	(5,379)
Increase in deposits held for payroll customers	11,073	5,385
Acquisition of business, net of cash acquired	—	(7,598)
Purchases of property and equipment	(7,361)	(9,071)
Net cash used in investing activities	(6,973)	(17,377)
Cash flows from financing activities
Principal payments on borrowings	(3,751)	(11,791)
Proceeds from exercise of stock options	6,842	650
Excess tax benefits on employee stock-based compensation	1,321	341
Repurchases of common stock	(10,672)	—
Dividends paid on common stock	(2,336)	(1,540)
Net cash used in financing activities	(8,596)	(12,340)

Net increase in cash	9,597	2,117
Effect of exchange rates on cash	45	27
Cash at beginning of year	40,301	41,729
Cash at end of period	$49,943	$43,873

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$771	$931
Income taxes	2,302	(876)
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

The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company's management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company's financial position at March 31, 2012, its results of operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2012 and 2011. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011. The December 31, 2011 condensed consolidated balance sheet was derived from the audited 2011 consolidated financial statements.

Business Description—The Company’s principal business is to provide payment processing services related to bankcard transactions for merchants throughout the United States and Canada. In addition, the Company provides certain other merchant services, including the sale and rental of terminal equipment, loyalty and gift card processing, and the sale of terminal supplies. The Company provides K to 12 School Solutions in the United States including school nutrition and point-of-sale solutions. HPC provides payroll and related tax filing services throughout the United States. Debitek provides prepaid card and stored-value card solutions throughout the United States and Canada. The Company and Debitek also provide campus payment solutions throughout the United States and Canada. CPOS is a Canadian provider of payment processing services and secure point-of-sale solutions.
Over 74% of the Company's revenue is derived from processing and settling Visa and MasterCard bankcard transactions for its merchant customers. Because the Company is not a ''member bank'' as defined by Visa and MasterCard, in order to process and settle these bankcard transactions for its merchants, the Company has entered into sponsorship agreements with member banks. Visa and MasterCard rules restrict the Company from performing funds settlement or accessing merchant settlement funds and require that these funds be in the possession of the member bank until the merchant is funded. A sponsorship agreement permits the Company to route Visa and MasterCard bankcard transactions under the member bank's control and identification numbers to clear credit bankcard transactions through Visa and MasterCard. A sponsorship agreement also enables the Company to settle funds between cardholders and merchants by delivering funding files to the member bank, which in turn transfers settlement funds to the merchants' bank accounts. These restrictions place the settlement assets and obligations under the control of the member bank.
The sponsorship agreements with the member banks require, among other things, that the Company abide by the by-laws and regulations of the Visa and MasterCard networks and certain of the Sponsor banks require a certificate of deposit or a cash balance in a deposit account. If the Company breaches a sponsorship agreement, the Sponsor banks may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative Sponsor banks. The Company is dependent on its Sponsor banks, Visa and MasterCard for notification of any compliance breaches. As of March 31, 2012, the Company has not been notified of any such issues by its Sponsor banks, Visa or MasterCard.

At March 31, 2012, the Company is party to five bank sponsorship agreements. The Company entered into a sponsorship agreement with KeyBank, National Association on April 1, 1999 and on December 22, 2011, the Company entered into an amendment agreement that extended the expiration date of that agreement to October 1, 2012. In 2007, the Company entered into a sponsor bank agreement with Heartland Bank, an unrelated third party. The agreement with Heartland Bank has been renewed through September 2013. In November 2009, the Company entered into a sponsorship agreement with The Bancorp Bank to sponsor the Company's large national and mid-tier merchants processed by Network Services. The agreement with The Bancorp Bank expires in November 2014. On March 24, 2011, the Company entered into a sponsor bank agreement with Barclays Bank Delaware to sponsor certain of the Company's large national merchants processed by Network Services. The agreement with Barclays Bank Delaware expires in March 2016 with an automatic one year renewal.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

On February 8, 2012, the Company entered into a sponsorship agreement with Wells Fargo Bank, N.A. ("WFB"). The WFB sponsorship agreement will continue in full force and effect until February 8, 2016 and will automatically renew for successive three year periods unless either party provides six months' written notice of nonrenewal to the other party. Effective April 30, 2012, the Company entered into an amendment (the “Amendment”) to its sponsorship agreement with WFB.  The Amendment extended the previously disclosed date, from April 30, 2012 to June 30, 2012, after which either party may terminate the sponsorship agreement on 10 days' notice if an agreement related to ACH processing services (the "ACH Agreement") has not been signed.  The Company is currently negotiating the terms of the ACH Agreement with WFB.
Following is a breakout of the Company’s total Visa and MasterCard settled bankcard processing volume for the month ending March 31, 2012 by percentage processed under its individual bank sponsorship agreements:

Sponsor Bank	% of March 2012 Bankcard Processing Volume
KeyBank, National Association	62%
The Bancorp Bank	16%
Barclays Bank Delaware	13%
Heartland Bank	9%
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
Since its announcement of the Processing System Intrusion on January 20, 2009 and through March 31, 2012, the Company has expensed a total of $147.3 million, before reducing those charges by $31.2 million of total insurance recoveries. The majority of the total charges of approximately $114.7 million relates to settlements of claims. Approximately $32.6 million of the total charges were for legal fees and costs the Company incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

During the three months ended March 31, 2012, the Company incurred approximately $0.2 million, or less than one cent per share, for legal fees and costs it incurred related to the Processing System Intrusion. During the three months ended March 31, 2011, the Company expensed approximately $0.3 million, or less than one cent per share, related to the Processing System Intrusion.

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
Cash and Cash Equivalents—At March 31, 2012, cash included approximately $33.8 million of processing-related cash in transit and collateral, compared to approximately $28.0 million of processing-related cash in transit and collateral at December 31, 2011.
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

Generally, the Company uses cash available for investment to fund these advances to SME merchants; when available cash has been expended, the Company directs its sponsor banks to make these advances, thus generating a payable to the sponsor banks. We pay our sponsor banks the prime rate on these payables. At March 31, 2012, the Company used $39.3 million of its available cash to fund merchant advances and at December 31, 2011, the Company used $40.0 million of its cash to fund merchant advances. The amount due to sponsor banks for funding advances was $46.7 million at March 31, 2012 and $45.2 million at December 31, 2011. The payable to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment. Unlike the SME merchants, Network Services Merchants are invoiced monthly, on payment terms of 30 days net from date of invoicing.

Receivables also include amounts resulting from the pre-funding of Discover and American Express transactions to some of the Company's merchants and are due from the related bankcard networks. These amounts are recovered the next business day from the date of processing the transaction.

Receivables also include amounts resulting from the sale, installation, training and repair of payment system hardware and software for prepaid card and stored-value card payment systems, campus payment solutions, and K to 12 solutions. These receivables are mostly invoiced on terms of 30 days net from date of invoicing.

Investments and Funds Held for Payroll Customers—Investments, including those carried on the Condensed Consolidated Balance Sheet as Funds held for payroll customers, consist primarily of fixed income bond funds and certificates of deposit. Funds held for payroll customers also include overnight bank deposits. The majority of investments carried in Funds held for payroll customers are available-for-sale and recorded at fair value based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. In the event of a sale, cost is determined on a specific identification basis. At March 31, 2012, Funds held for payroll customers included cash and cash equivalents of $52.4 million and investments available for sale of $1.2 million.

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
The up-front signing bonus paid for new SME bankcard, payroll and loyalty marketing accounts is based on the estimated gross margin for the first year of the merchant contract. The signing bonus, amount capitalized, and related amortization are adjusted after one year to reflect the actual gross margin generated by the merchant contract during that year. The deferred customer acquisition cost asset is accrued over the first year of SME bankcard merchant processing, consistent with the build-up in the accrued buyout liability, as described below.

Management evaluates the capitalized customer acquisition costs for impairment by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying SME merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of March 31, 2012.

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
Accrued Buyout Liability—The Company's Relationship Managers and sales managers are paid residual commissions based on the gross margin generated by monthly SME merchant processing activity. The Company has the right, but not the obligation, to buy out some or all of these commissions, and intends to do so periodically. Such purchases of the commissions are at a fixed multiple of the last twelve months' commissions. Because of the Company's intent and ability to execute purchases of the residual commissions, and the mutual understanding between the Company and the Relationship Managers and sales managers, the Company has accounted for this deferred compensation arrangement pursuant to the substantive nature of the plan. The Company therefore records the amount that it would have to pay (the ''settlement cost'') to buy out non-servicing related commissions in their entirety from vested Relationship Managers and sales managers, and an accrual, based on their progress towards vesting, for those unvested Relationship Managers and sales managers who are expected to vest in the future. As noted above, as the liability increases over the first year of a SME merchant contract, the Company also records a related deferred acquisition cost asset for currently vested Relationship Managers and sales managers. The accrued buyout liability associated with unvested Relationship Managers and sales managers is not included in the deferred acquisition cost asset since future services are required in order to vest. Subsequent changes in the estimated Accrued Buyout Liability due to merchant attrition, same-store sales growth and changes in gross margin are included in the same income statement caption as customer acquisition cost amortization expense.

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

The classification of the accrued buyout liability between current and non-current liabilities on the Condensed Consolidated Balance Sheet is based upon the Company's estimate of the amount of the accrued buyout liability that it reasonably expects to pay over the next twelve months. This estimate is developed by calculating the cumulative annual average percentage that total historical buyout payments represent of the accrued buyout liability. That percentage is applied to the period-end accrued buyout liability to determine the current portion.

Revenue—Revenues are mainly comprised of gross processing revenue, payroll processing revenue and equipment-related income. Gross processing revenue primarily consists of discount fees, per-transaction fees and periodic fees (primarily monthly) from the processing of Visa, MasterCard, American Express and Discover bankcard transactions for merchants. The Company passes through to its customers any changes in interchange or network fees. Gross processing revenue also includes fees for servicing American Express accounts, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, gift and loyalty card fees, fees generated by our K to 12 Solutions business, and other miscellaneous revenue. Payroll processing revenue includes periodic and annual fees charged by HPC for payroll processing services, and interest earned from investing tax impound funds held for our customers. Revenue is recorded as bankcard and other processing transactions are processed or payroll services are performed.
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

Other Income (Expense)—Other income (expense) consists of interest income on cash and investments, the interest cost on our borrowings, the gains or losses on the disposal of property and equipment and other non-operating income or expense items. For the three months ended March 31, 2011, other income (expense) included pre-tax charges of $0.5 million reflecting the estimated liability for costs (primarily accrued staff termination costs and fixed asset write downs) associated

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

with closing of the Company's Johnson City, Tennessee service center.

Other income (expense) also includes the pretax charges or recoveries related to the Provision for processing system intrusion costs.

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
The provision for income taxes for the three months ended March 31, 2012 and 2011 and the resulting effective tax rates were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Provision for income taxes	$8,499	$4,809
Effective tax rate	38.0%	38.0%
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

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions, which have been deemed reasonable by management. However, if management's estimates are not representative of actual outcomes, the Company's results could be materially impacted. The Company does not expect any material changes to unrecognized tax benefits in the next twelve months. At March 31, 2012, the reserve for unrecognized tax benefits related to uncertain tax positions was $2.0 million, of which $1.3 million would, if recognized, impact the effective tax rate.

Stock–Based Compensation— In the fourth quarter of 2010, the Company's Board of Directors approved grants of 508,800 performance-based Restricted Share Units. These Restricted Share Units are share awards which would vest 50% in 2013, 25% in 2014, and 25% in 2015 only if, over the term of these Restricted Share Units, the following diluted earnings per share targets for the years ended December 31, 2012, 2013 and 2014 are achieved:

	2012	2013	2014
Diluted Earnings Per Share (a)	$1.48	$1.74	$2.04

(a)	Calculated on a Pro Forma basis to exclude non-operating gains and losses, if any, and excluding the after-tax impact of Stock Compensation Expense.

As of December 31, 2011, management determined that achieving these performance targets was “more likely than not” to occur and began recording share-based compensation expense for these Restricted Share Units. The closing price of the Company's common stock on the grant date equals the grant date fair value of these nonvested Restricted Share Units awards and will be recognized as compensation expense over their vesting periods.

In the fourth quarter of 2011, the Company's Board of Directors approved grants of 164,808 performance-based Restricted Share Units. These Restricted Share Units are nonvested share awards which would vest 50% in 2014 and 50% in 2015 only if the Company achieves a diluted earnings per share compound annual growth rate ("CAGR") of seventeen percent (17%) for the two-year period ending December 31, 2013. Diluted earnings per share will be calculated on a Pro Forma basis to exclude non-operating gains and losses, if any, and exclude the after-tax impact of Stock Compensation Expense. For each 1% that the CAGR actually achieved by the Company for the two year period ending on December 31, 2013 is above the 17% target, the number of shares underlying the Restricted Share Units awarded would be increased by 3.09%; provided, however, that the maximum increase in the number of shares that may be awarded is 100%. Likewise, for each 1% that the CAGR actually achieved by the Company for the two-year period ending on December 31, 2013 is below the 17% target, the number of shares underlying the Restricted Share Units awarded would be decreased by 1.13%. If the target CAGR is missed by 80%

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

or more, then the number of shares awarded is zero.

As of December 31, 2011, management determined that achieving the 17% two-year CAGR target was “more likely than not” to occur and began recording share-based compensation expense for these Restricted Share Units based on the number of shares which would vest at the 17% two-year CAGR target. The closing price of the Company's common stock on the grant date equals the grant date fair value of these nonvested Restricted Share Units awards and will be recognized as compensation expense over their vesting periods.

Diluted earnings per share for the three months ended March 31, 2012 and 2011 were computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options and vesting of Restricted Share Units, where dilutive.
Common Stock Repurchases. On October 21, 2011, the Company's Board of Directors authorized the repurchase of up to $50 million worth of the Company's outstanding common stock. Repurchases under this program will be made through the open market, or in privately negotiated transactions, from time to time in accordance with applicable laws and regulations. The Company intends to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including the proceeds of options exercises. The manner, timing and amount of repurchases, if any, will be determined by management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements. The repurchase program may be modified or discontinued at any time.

Under this authorization from its Board of Directors, during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively, the Company repurchased an aggregate of 419,249 shares of its common stock at a total cost of $11.4 million, at an average cost of $27.16 per share, and 778,889 shares of its common stock at a total cost of $16.8 million, at an average cost of $21.61 per share. No common stock was repurchased in the three months ended March 31, 2011. At March 31, 2012, the Company had remaining authorization to repurchase up to $21.8 million worth of its common stock.

Derivative Financial Instruments—The Company utilizes derivative instruments to manage interest rate risk on its borrowings under its Second Amended and Restated Credit Agreement. The Company recognizes the fair value of derivative financial instruments in the Condensed Consolidated Balance Sheets in investments, or accrued expenses and other liabilities. Changes in fair value of derivative instruments are recognized immediately in earnings unless the derivative is designated and qualifies as a hedge of future cash flows. For derivatives that qualify as hedges of future cash flows, the effective portion of changes in fair value is recorded in other comprehensive income and reclassified into interest expense in the same periods during which the hedged item affects earnings. Any ineffectiveness of cash flow hedges would be recognized in other income (expense) in the Condensed Consolidated Statements of Income and Comprehensive Income during the period of change.

In January 2011, the Company entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50.0 million as a hedge of future cash flows on the variable rate debt outstanding under its Term Credit Facility. These interest rate swaps convert the related notional amount of variable rate debt to fixed rate. At March 31, 2012, the remaining notional amount of these interest rate swaps was $40.6 million and the fair value of these interest rate swaps, $0.9 million, was recorded as a liability in accrued expenses and other liabilities. The related deferred tax benefit was $0.3 million.

Foreign Currency—The Canadian dollar is the functional currency of CPOS, which operates in Canada. CPOS' revenues and expenses are translated at the average exchange rates prevailing during the period. The foreign currency assets and liabilities of CPOS are translated at the period-end rate of exchange. The resulting translation adjustment is allocated between the Company and CPOS' noncontrolling interests and is recorded as a component of other comprehensive income or noncontrolling interests in total equity. At March 31, 2012 and 2011, the cumulative foreign currency translation reflected a loss of $0.1 million and a gain of $0.2 million, respectively. The Company intends to indefinitely reinvest undistributed earnings of CPOS and has not tax affected the cumulative foreign currency translation gain or loss. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not material.
Noncontrolling Interests— Noncontrolling interests represent noncontrolling minority stockholders' share of the equity and after-tax net income or loss of consolidated subsidiaries. Noncontrolling minority stockholders' share of after-tax net income or loss of consolidated subsidiaries is included in “Net income attributable to noncontrolling interests” in the Condensed Consolidated Statement of Income and Comprehensive Income. The minority stockholders’ interests included in “noncontrolling interests” in the March 31, 2012 and December 31, 2011 Condensed Consolidated Balance Sheet were $809,000 and $642,000, respectively, and reflect the original investments by these minority shareholders in the consolidated

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries.
Subsequent Events—The Company evaluated subsequent events with respect to the Consolidated Financial Statements as of and for the three months ended March 31, 2012.
New Accounting Pronouncements— In May 2011, the FASB issued an accounting standard update which addresses changes to concepts regarding performing fair value measurements including: (i) the application of the highest and best use and valuation premise; (ii) the valuation of an instrument classified in the reporting entity's shareholder equity; (iii) the valuation of financial instruments that are managed within a portfolio; and (iv) the application of premiums and discounts.  This update also enhances disclosure requirements about fair value measurements, including providing information regarding Level 3 measurements such as quantitative information about unobservable inputs, further discussion of the valuation processes used and assumption sensitivity analysis.  The update is effective for interim and annual periods beginning after December 15, 2011. The implementation of this update did not have a material effect on the Company's Consolidated Financial Statements.

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

In December 2011, the FASB issued an accounting standard update on disclosures about offsetting assets and liabilities. This guidance requires entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on the entity's financial position. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. The update is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The implementation of this update is not expected to have a material effect on the Company's Consolidated Financial Statements.

3. Acquisitions

The Company initiated its K to 12 School Solutions product through its acquisitions of the school solutions businesses operated by Lunchbox, Comalex, mySchoolBucks, and School-Link Technologies. Lunchbox, Comalex, mySchoolBucks, and School-Link Technologies serve approximately 4,400, 3,700, 900 and 10,000 schools, respectively. The combined Heartland School Solutions develops, manufactures, sells, services and maintains computer software designed to facilitate accounting and management functions of school food service operations. These acquisitions provide the Company with the ability to offer Internet payment capability to parents, which facilitates on-line deposits of funds into student accounts and enables schools to operate more efficiently. The Company plans to consolidate the individual platforms and products of Lunchbox, Comalex, mySchoolBucks, and School-Link Technologies to optimize synergies, cost efficiencies and product offerings to customers. Pro forma results of operations have not been presented because the effect of these acquisitions was not material. The entire amount of goodwill is expected to be deductible for income tax reporting. Details of the individual acquisition transactions follow:

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

mySchoolBucks, LLC
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

4. Receivables
A summary of receivables by major class was as follows at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(In thousands)
Accounts receivable from merchants	$158,567	$151,228
Receivables from bankcard networks	23,850	24,301
Accounts receivable from others	2,769	2,457
	185,186	177,986
Less allowance for doubtful accounts	(1,453)	(1,451)
Total receivables, net	$183,733	$176,535
Included in accounts receivable from others are amounts due from employees which are $0.5 million and $0.6 million at March 31, 2012 and December 31, 2011, respectively. Accounts receivable related to bankcard networks are primarily amounts which were pre-funded to merchants for processing Discover and American Express bankcard transactions as well as amounts due from Visa for PIN debit transactions.
A summary of the activity in the allowance for doubtful accounts for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Beginning balance	$1,451	$683
Additions to allowance	83	700
Charges against allowance	(81)	(485)
Ending balance	$1,453	$898

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

5. Funds Held for Payroll Customers and Investments
A summary of Funds held for payroll customers and investments, including the cost, gross unrealized gains (losses) and estimated fair value for investments held to maturity and investments available-for-sale by major security type and class of security were as follows at March 31, 2012 and December 31, 2011:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
March 31, 2012
Funds Held for Payroll Customers:
Fixed income bond fund - available for sale	$968	$208	$—	$1,176
Cash held for payroll customers	52,408	—	—	52,408
Total Funds Held for Payroll Customers	$53,376	$208	$—	$53,584

Investments:
Investments held to maturity – Certificates of deposit (a)	$2,157	$—	$—	$2,157
Total investments	$2,157	$—	$—	$2,157
(a) Certificates of deposit have remaining terms ranging from 3 months to 17 months.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2011
Funds Held for Payroll Customers:
Fixed income bond fund - available for sale	$968	$190	$—	$1,158
Cash held for payroll customers	41,353	—	—	41,353
Total Funds Held for Payroll Customers	$42,321	$190	$—	$42,511

Investments:
Investments held to maturity – Certificates of deposit	$2,505	$—	$—	$2,505
Total investments	$2,505	$—	$—	$2,505

During the three months ended March 31, 2012 and during the twelve months ended December 31, 2011, the Company did not experience any other-than-temporary losses on its investments. The maturity schedule of all available-for-sale debt securities and held to maturity investments along with amortized cost and estimated fair value as of March 31, 2012 is as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$3,025	$3,233
Due after one year through five years	100	100
	$3,125	$3,333

6. Capitalized Customer Acquisition Costs, Net
A summary of net capitalized customer acquisition costs as of March 31, 2012 and December 31, 2011 was as follows:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	March 31, 2012	December 31, 2011
	(In thousands)
Capitalized signing bonuses	$86,163	$86,837
Less accumulated amortization	(44,218)	(45,125)
	41,945	41,712
Capitalized customer deferred acquisition costs	36,650	36,564
Less accumulated amortization	(23,256)	(23,262)
	13,394	13,302
Capitalized customer acquisition costs, net	$55,339	$55,014

A summary of the activity in capitalized customer acquisition costs, net for the three month periods ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$55,014	$59,251
Plus additions to:
Capitalized signing bonuses, net	7,554	7,116
Capitalized customer deferred acquisition costs	3,968	3,330
	11,522	10,446
Less amortization expense on:
Capitalized signing bonuses, net	(7,321)	(8,514)
Capitalized customer deferred acquisition costs	(3,876)	(3,867)
	(11,197)	(12,381)
Balance at end of period	$55,339	$57,316
Net signing bonus adjustments from estimated amounts to actual were $(0.6) million and $(0.2) million, respectively, for the three months ended March 31, 2012 and 2011. Net signing bonus adjustments are netted against additions in the table above. Negative signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year is less than the estimated gross margin for that year, resulting in the overpayment of the up-front signing bonus and would be recovered from the relevant salesperson. Positive signing bonus adjustments result from the prior underpayment of signing bonuses and would be paid to the relevant salesperson.
Fully amortized signing bonuses of $8.0 million and $12.3 million respectively, were written off during the three month periods ended March 31, 2012 and 2011. In addition, fully amortized customer deferred acquisition costs of $3.9 million and $3.8 million, respectively, were written off during the three months ended March 31, 2012 and 2011.
The Company believes that no impairment of capitalized customer acquisition costs has occurred as of March 31, 2012.

7. Intangible Assets and Goodwill
Intangible Assets — Intangible assets consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$33,179	$6,066	$27,113	3 to 18 years—proportional cash flow
Merchant portfolio	3,345	1,956	1,389	7 years—proportional cash flow
Software	10,018	8,740	1,278	2 to 5 years—straight line
Non-compete agreements	2,795	1,236	1,559	3 to 5 years—straight line
Other	480	406	74	2 to 9 years—straight line
	$49,817	$18,404	$31,413

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	December 31, 2011			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$33,166	$5,406	$27,760	3 to 18 years—proportional cash flow
Merchant Portfolio	3,345	1,819	1,526	7 years—proportional cash flow
Software	10,078	8,612	1,466	2 to 5 years—straight line
Non-compete agreements	2,794	1,126	1,668	3 to 5 years—straight line
Other	457	379	78	2 to 9 years—straight line
	$49,840	$17,342	$32,498
Amortization expense related to the intangible assets was $1.1 million and $1.5 million, respectively, for the three months ended March 31, 2012 and 2011. The estimated remaining amortization expense related to intangible assets in twelve month increments is as follows:

For the Twelve Months Ended March 31,
(In thousands)
2013	$4,293
2014	3,904
2015	3,471
2016	3,147
2017	2,304
Thereafter	14,294
$31,413

Goodwill — The changes in the carrying amount of goodwill for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Beginning balance	$103,399	$68,319
Goodwill acquired during the period	—	5,987
Effects of foreign currency translation	162	279
Other (a)	—	456
Ending balance	$103,561	$75,041
(a)Reflects adjustments to allocations of purchase price.

8. Processing Liabilities and Loss Reserves
The majority of our processing liabilities include funds in transit associated with bankcard and check processing. In addition, we maintain merchant deposits to offset potential liabilities from merchant chargeback processing. A summary of processing liabilities and loss reserves was as follows at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(In thousands)
Merchant bankcard processing	$13,270	$10,295
Check processing	12,015	8,594
Merchant deposits	9,298	9,839
Loss reserves	1,960	1,961
	$36,543	$30,689

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

The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company's SME merchant transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company's exposure to chargebacks is the last four months' processing volume on the SME portfolio, which was $22.6 billion and $22.3 billion for the four months ended March 31, 2012 and December 31, 2011, respectively. However, for the four months ended March 31, 2012 and December 31, 2011, the Company was presented with $11.2 million and $12.2 million, respectively, in chargebacks by issuing banks. In the three months ended March 31, 2012 and 2011, the Company incurred merchant credit losses of $0.2 million and $1.3 million, respectively, on total SME bankcard dollar volumes processed of $16.7 billion and $15.4 billion, respectively. These credit losses are included in processing and servicing costs in the Company's Condensed Consolidated Statement of Income and Other Comprehensive Income.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company's SME merchants. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated credit and fraud losses on its Condensed Consolidated Balance Sheet, amounting to $2.0 million on March 31, 2012 and December 31, 2011. This reserve is determined by performing an analysis of the Company's historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the three month periods ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Beginning balance	$1,961	$1,667
Additions to reserve	267	1,489
Charges against reserve (a)	(268)	(1,417)
Ending balance	$1,960	$1,739

(a)	Included in these amounts are payroll segment losses of $12,000 and $59,000, respectively, for the three months ended March 31, 2012 and 2011.
9. Accrued Buyout Liability
A summary of the accrued buyout liability was as follows as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(In thousands)
Vested Relationship Managers and sales managers	$32,425	$30,269
Unvested Relationship Managers and sales managers	1,143	1,389
	33,568	31,658
Less current portion	(8,862)	(8,104)
Long-term portion of accrued buyout liability	$24,706	$23,554
In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.1 million at March 31, 2012 and December 31, 2011.
A summary of the activity in the accrued buyout liability for the three months ended March 31, 2012 and 2011 was as follows:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Beginning balance	$31,658	$28,810
Increase in settlement obligation, net	4,207	2,607
Buyouts	(2,297)	(3,175)
Ending balance	$33,568	$28,242

10. Credit Facilities

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

The Credit Agreement also provides for a term credit facility in the aggregate amount of up to $100 million (the “Term Credit Facility”). The Term Credit Facility requires amortization payments in the amount of $3.75 million for each fiscal quarter during the fiscal years ended December 31, 2011 and 2012, $5.0 million for each fiscal quarter during the fiscal years ended December 31, 2013 and 2014, and $7.5 million for each fiscal quarter during the period commencing on January 1, 2015 through the maturity date on November 24, 2015. All principal and interest not previously paid on the Term Credit Facility will mature and be due and payable on November 24, 2015. Amounts borrowed and repaid under the Term Credit Facility may not be re-borrowed. Principal payments due under the Term Credit Facility as of March 31, 2012 were as follows:

For the Twelve Months Ended March 31,	(In thousands)
2013	$16,250
2014	20,000
2015	22,500
2016	22,500
$81,250

The Credit Agreement contains covenants which include: the Company's maintenance of certain leverage and fixed charge coverage ratios; limitations on its indebtedness, liens on its properties and assets, its investments in, and loans to other business units, its ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to certain of the Company's subsidiaries. The Company was in compliance with these covenants as of March 31, 2012 and expects it will remain in compliance with these covenants for at least the next twelve months.

Under the terms of the Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1%, in each case plus a margin determined by its current leverage ratio. The weighted average interest rate at March 31, 2012 was 2.5%. Total fees and direct costs paid for the Credit Agreement through March 31, 2012 were $1.3 million. These costs are being amortized to interest expense over the life of the Amended and Restated Credit Agreement.

At March 31, 2012, there was $81.3 million outstanding under the Term Credit Facility and no borrowings outstanding under the Revolving Credit Facility.

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
On January 20, 2009, the Company publicly announced the Processing System Intrusion. The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by the Company during the transaction authorization process. See Note 1. Organization and Operations - Processing System Intrusion for total expenses incurred, including amounts paid for settlement of claims, related to the Processing System Intrusion.
The Company does not consider it a reasonable possibility that losses exceeding the amounts already recognized on the matters subject to the settlement agreements will be incurred. With regard to the unsettled claims related to the Processing System Intrusion, which the Company described in its Annual Report on Form 10-K for the year ended December 31, 2011, the Company determined material losses in addition to those previously expensed are not considered reasonably possible on any such claim disclosed. The Company is prepared to vigorously defend itself against any unsettled claims relating to the Processing System Intrusion that have been asserted against it and its sponsor banks to date. The Company feels it has strong defenses to all the claims that have been asserted against it and its sponsor banks relating to the Processing System Intrusion.

Leases—The Company leases various office spaces and certain equipment under operating leases with remaining terms ranging up to nine years. The majority of the office space lease agreements contain renewal options and generally require the Company to pay certain operating expenses.
Future minimum lease payments for all non-cancelable leases as of March 31, 2012 were as follows:

For the Twelve Months Ended March 31,	Operating Leases (a)
(In thousands)
2013	$7,802
2014	5,452
2015	3,788
2016	1,957
2017	1,866
Thereafter	4,090
Total future minimum lease payments	$24,955
(a) There were no material capital leases at March 31, 2012.

Rent expense for leased facilities and equipment was $2.0 million and $2.2 million, respectively, for the three months ended March 31, 2012 and 2011.
Commitments—Certain officers of the Company have entered into employee confidential information and non-competition agreements under which they are entitled to severance pay equal to their base salary and medical benefits for twelve months and a pro-rated bonus in the event they are terminated by the Company other than for cause. There were no payouts under these agreements in the three months ended March 31, 2012.
The following table reflects the Company’s other significant contractual obligations, including leases from above, as of March 31, 2012:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$25,277	$9,658	$11,849	$3,770	$—
Telecommunications providers	3,117	3,117	—	—	—
Office and equipment leases	24,955	7,802	9,240	3,823	4,090
Term Credit Facility (b)	81,250	16,250	42,500	22,500	—
	$134,599	$36,827	$63,589	$30,093	$4,090

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

(b)
Interest rates on the Term Credit Facility are variable in nature; however, in January 2011 we entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50.0 million and a current notional amount of $40.6 million. If interest rates were to remain at the March 31, 2012 level, we would make interest payments of $2.5 million in the next 1 year, $3.1 million in the next 1 to 3 years and $0.3 million in the next 3 to 5 years or a total of $5.9 million including net settlements on the fixed-pay amortizing interest rate swaps. In addition, we had no outstanding amounts under our Revolving Credit Facility at March 31, 2012. The Revolving Credit Facility is available on a revolving basis until November 24, 2015.

12. Segments
The determination of the Company's business segments is based on how the Company monitors and manages the performance of its operations. The Company's operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

The Company has two reportable segments, as follows: (1) Card, which provides payment processing and related services for bankcard transactions; and (2) Other. The Card segment includes CPOS, our Canadian payments processing subsidiary, and Network Services. The Other segment includes Payroll, which provides payroll and related tax filing services, PrepaidCard, which provides prepaid card, stored-value card and loyalty and gift card solutions, and Heartland School Solutions, which provides point-of-sale platforms designed to facilitate food service operations. None of these Other segments meet the defined thresholds for determining individually reportable segments.
The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources and corporate services. At March 31, 2012 and 2011, 38% and 45% respectively, of the Other segment's total assets were funds that the Company holds as a fiduciary in its Payroll services activities for payment to taxing authorities. Reconciling items include eliminations of intercompany investments and receivables.

A summary of the Company’s segments for the three month periods ended March 31, 2012 and 2011 was as follows:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Card Segment	Other Segment	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Three Months Ended March 31, 2012
Total revenues	$447,219	$23,330	$—	$(64)	$470,485
Depreciation and amortization	6,602	725	56	—	7,383
Interest income	115	—	—	—	115
Interest expense	912	2	—	(64)	850
Net income (loss) attributable to Heartland	16,064	2,090	(4,400)	—	13,754
Total assets	644,491	142,382	—	(162,665)	624,208

Three Months Ended March 31, 2011
Total revenues	$454,998	$12,698	$—	$(50)	$467,646
Depreciation and amortization	6,146	801	125	—	7,072
Interest income	41	—	—	—	41
Interest expense	1,240	2	—	(50)	1,192
Net income (loss) attributable to Heartland	11,495	599	(4,279)	—	7,815
Total assets	646,388	93,400	—	(155,450)	584,338

13. Earnings Per Share
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

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Basic:
Net income attributable to Heartland	$13,754	$7,815
Weighted average common stock outstanding	38,837	38,455
Earnings per share	$0.35	$0.20

Diluted:
Net income attributable to Heartland	$13,754	$7,815

Basic weighted average common stock outstanding	38,837	38,455
Effect of dilutive instruments:
Stock options and restricted share units	1,723	1,283
Diluted weighted average shares outstanding	40,560	39,738
Earnings per share	$0.34	$0.20

14. Fair Value of Financial Instruments
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
For the three months ended March 31, 2012, there have been no transfers between Level 1 and Level 2 categories. The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2012 and at December 31, 2011:

March 31, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:	(In thousands)
Investments available for sale:
Fixed income bond fund (a)	$1,176	$1,176	$—
Investments held to maturity:
Certificates of deposit	2,157	—	2,157
Total Assets	$3,333	$1,176	$2,157

Liabilities:
Interest rate swaps	$909	$—	$909
Total Liabilities	$909	$—	$909

December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:	(In thousands)
Investments available for sale:
Fixed income bond fund (a)	$1,158	$1,158	$—
Investments held to maturity:
Certificates of deposit	2,505	—	2,505
Total Assets	$3,663	$1,158	$2,505

Liabilities:
Interest rate swaps	$897	$—	$897
Total Liabilities	$897	$—	$897
(a) amounts included in Funds held for payroll customers on the Consolidated Balance Sheet

At March 31, 2012 and December 31, 2011, all investments in available-for-sale securities held by the Company were measured using Level 1 inputs and all held to maturity investments held by the Company were measured using Level 2 inputs.

The Company’s liabilities include interest rate swaps that are measured at fair value using observable market inputs including the Company’s credit risk and its counterparties’ credit risks. Based on these inputs, the interest rate swaps are classified within Level 2 of the valuation hierarchy. Based on the Company’s continued ability to enter into these swaps, the Company considers the markets for its fair value instruments to be active.

The carrying amounts of the Company's cash and cash equivalents and cash held for payroll customers approximate fair value as of March 31, 2012 and December 31, 2011, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. This fair value measurement is classified as Level 1. The carrying amount of the Company's accounts receivable, accounts payable, and accrued expenses approximates fair value as of March 31, 2012 and December 31, 2011, because of the relatively short timeframe to realization. This fair value measurement is classified as Level 2.

PART I. FINANCIAL INFORMATION (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to condensed consolidated financial statements included elsewhere in this report, and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).
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
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. You should understand that many important factors, in addition to those discussed elsewhere in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Some of these factors are described in Item 1A. Risk Factors of the 2011 Form 10-K and include, without limitation, our competitive environment, the business cycles and credit risks of our merchants, chargeback liability, merchant attrition, problems with our Sponsor banks, our relationships with third-party bankcard payment processors, our inability to pass increased interchange fees along to our merchants, economic conditions, systems failures and government regulation.

Overview
General
Our primary business is to provide bankcard payment processing services to merchants in the United States and Canada. This involves facilitating the exchange of information and funds between merchants and cardholders' financial institutions, providing end-to-end electronic payment processing services to merchants, including merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support, and risk management. Our merchant customers primarily fall into two categories: our core small and mid-sized merchants (referred to as "Small and Midsized Enterprises," or “SME merchants”) and Network Services' large national and mid-tier merchants, primarily in the petroleum industry (referred to as “Network Services Merchants”). We also provide additional services to our merchants, such as payroll processing, gift and loyalty programs, paper check processing, and we sell and rent point-of-sale devices and supplies. In addition, we provide closed and open-loop payment solutions, and other transactional services to the college market, and school nutrition and point-of-sale solutions to K to 12 schools.

At March 31, 2012, we provided our bankcard payment processing services to approximately 172,153 active SME merchants located across the United States. This compares to 171,801 active SME bankcard merchants at December 31, 2011, and 174,538 active SME bankcard merchants at March 31, 2011. At March 31, 2012, we provided bankcard payment processing services through Network Services Merchants to 223 merchants with 54,613 locations. Additionally, at March 31, 2012, we provided bankcard payment processing services to over 10,800 merchants in Canada through our 70% owned subsidiary Collective POS Solutions Ltd. (“CPOS”). According to The Nilson Report, in 2011, we were the 6th largest card acquirer in the United States ranked by transaction count and the 9th largest acquirer by processed dollar volume, which consists of both credit and debit Visa, MasterCard, American Express, Discover, Diners Club, and JCB transactions. These rankings represented 2.8 billion transactions and 4% of the total bankcard processing market, respectively.
Our total bankcard processing volume for the three months ended March 31, 2012 was $23.4 billion, a 25.2% increase from the $18.7 billion processed during the three months ended March 31, 2011. Our SME bankcard processing volume for the three months ended March 31, 2012 was $16.7 billion , an increase of 8.3% over the three months ended March 31, 2011 reflecting increases for same store sales growth, new SME merchants installed, and growth in American Express and Discover processing. We include American Express volume in our SME bankcard processing volume only where we receive percentage-

based residual compensation for that volume. Our bankcard processing volume for the three months ended March 31, 2012 also includes $6.5 billion of settled volume for Network Services Merchants, compared to $3.1 billion for the three months ended March 31, 2011. Bankcard processing volume for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
	(In millions)
SME merchants	$16,699	$15,425
Network Services Merchants	6,517	3,112
Canada	163	136
Total bankcard processing volume (a)	$23,379	$18,673
(a) Bankcard processing volume includes volume for credit and signature debit transactions.
Merchant attrition is expected in the card payment processing industry in the ordinary course of business. We experience attrition in merchant bankcard processing volume resulting from several factors, including business closures, transfers of merchants' accounts to our competitors and account closures that we initiate due to heightened credit risks relating to, or contract breaches by, merchants, and (when applicable) same store sales contraction. We measure SME processing volume attrition against all SME merchants that were processing with us in the same month a year earlier. During the three months ended March 31, 2012, we experienced an improved 12.2% average annualized attrition in our SME bankcard processing volume compared to an average attrition of 13.5%, 15.3% and 22.6% for the years ended December 31, 2011, 2010 and 2009, respectively. Historically, much of our attrition has been related to business closures, which accelerated in 2009 due to weak economic conditions.

In our SME business, we measure same store sales growth, or contraction, as the change in bankcard processing volume for all bankcard merchants that were processing with us in the same month a year earlier. During the three months ended March 31, 2012, same store sales grew 3.4% on average, compared to 3.2% in the quarter ended March 31, 2011 and 2.6% on average in 2011. Same store sales growth or contraction results from the combination of the increasing or decreasing use by consumers of bankcards for the purchase of goods and services at the point of sale, and sales growth or contraction experienced by our retained SME bankcard merchants. The following table compares our same store sales growth or contraction during 2012, 2011 and 2010:

Same Store Sales Growth (Contraction)	2012	2011	2010
First Quarter	3.4%	3.2%	(1.5)%
Second Quarter		2.5%	1.1%
Third Quarter		2.3%	2.0%
Fourth Quarter		2.5%	3.8%
Full Year		2.6%	1.3%
Historically, our same store sales experience has tracked overall economic conditions. Management believes that continuing uncertain economic conditions may result in modest near-term improvements in our existing SME merchants' businesses.

We measure the overall production of our sales force by new gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. We measure installed margin primarily for our SME card processing, payroll processing and loyalty and gift marketing businesses. Our newly installed gross margin for the three months ended March 31, 2012 increased 15.4% from the gross margin we installed during the three months ended March 31, 2011. We attribute this increase in newly installed gross margin to better economic conditions and improved individual productivity achieved by our salespersons. We expect to drive increases in year-over-year installed margin of future periods principally by increasing our Relationship Manager and Territory Manager count. Our combined Relationship Managers and Territory Managers count amounted to 790 and 807 at December 31, 2011 and March 31, 2012, respectively.

    The bankcard revenue we earn in our SME business is recurring in nature, as we typically enter into three-year service contracts with our card processing SME merchants that, in order to qualify for the agreed-upon pricing, require the merchant to achieve bankcard processing volume minimums. Most of our SME revenue is from payment processing fees, which are a combination of a fee equal to a percentage of the dollar amount of each transaction we process plus a flat fee per transaction. We make mandatory payments of interchange fees to the card issuer through the card networks and dues, assessments and other network fees to Visa, MasterCard and Discover. Our SME gross bankcard processing revenue is largely driven by the Visa and

MasterCard volume processed by our merchants. We also realize card processing revenues from processing transactions for our SME merchants accepting American Express and from processing Discover transactions.

In contrast to SME card processing revenues, revenues from our Network Services Merchants are largely driven by the number of transactions we process (whether settled, or only authorized), not our processing volume, as the merchants which comprise Network Services' customer base pay on a per transaction basis for processing services. Additionally, we provide authorization, settlement and account servicing services on our front and back end systems for American Express transactions for larger merchants, and merchants signed to American Express by other processors; for those services we receive compensation from American Express on a per transaction basis. The number of transactions we processed for Network Services Merchants and American Express for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Network Services Merchants:
Settled	223,598	122,931
Authorized	581,311	623,753
American Express	7,732	7,467
Total	812,641	754,151
Our internally-developed front-end authorization systems, HPS Exchange, VAPS and NWS, provide us greater control of the electronic transaction process, allow us to offer our merchants a differentiated product offering, and offer economies of scale that we expect will increase our long-term profitability. During the three months ended March 31, 2012 and 2011, approximately 95% and 90%, respectively, of our SME transactions were processed through HPS Exchange. All of our Network Services transactions were processed through VAPS or NWS. During the three months ended March 31, 2012 and 2011, 97% of all SME merchant accounts established were placed on the HPS Exchange.
We provide clearing, settlement and merchant accounting services through our own internally developed back-end processing system, Passport. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At both March 31, 2012 and 2011, approximately 99% of total SME bankcard merchants were processing on Passport and all Network Services' settled transactions were processed on Passport.
We provide payroll processing services throughout the United States. At March 31, 2012, we processed payroll for 12,005 customers, an increase of 1.2% from 11,867 payroll customers at March 31, 2011 and an increase of 1.4% from 11,841 payroll customers at December 31, 2011. In the three months ended March 31, 2012 and the full year 2011, we installed 905 and 3,723 new payroll processing customers, respectively. We developed a new comprehensive payroll management system, which we refer to as PlusOne Payroll, that streamlines all aspects of the payroll process to enable time and cost savings. PlusOne Payroll was made available to new and existing customers beginning in 2010. The PlusOne Payroll platform enables us to process payroll on a large scale and provide customizable solutions for businesses of all sizes.

We also provide school nutrition and point-of-sale solutions to K to 12 schools throughout the United States. At March 31, 2012, we provided K to 12 School Solutions to over 19,000 public and private schools.

First Quarter of 2012 Financial Results
Our financial results for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, benefited from a higher operating margin, reflecting 14.2% year-over-year growth in net revenue offset by lower increases of 7.9% in processing and servicing costs and 9.4% in general and administrative expenses. For the three months ended March 31, 2012, we recorded net income of $13.8 million, or $0.34 per share, compared to $7.8 million, or $0.20 per share, in the three months ended March 31, 2011. The following is a summary of our financial results for the three months ended March 31, 2012:

•
Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased $16.0 million, or 14.2%, from $112.7 million in the three months ended March 31, 2011 to $128.7 million in the three months ended March 31, 2012. The increase in Net revenue was driven by the increased card processing net revenue from our SME merchants and increases in revenues for K to 12 School Solutions, Payroll processing, Loyalty and Gift revenues, and card equipment.

•
During the three months ended March 31, 2012, our SME processing volume increased 8.3% to $16.7 billion from $15.4 billion during the three months ended March 31, 2011. We earn percentage-based revenues on our

SME processing volume. The year-over-year increase reflects same store sales growth, improved merchant volume attrition, and improvements in the level of new SME merchants installed.

•
Our processing and servicing expenses increased $4.2 million, or 7.9%, from $52.6 million in the three months ended March 31, 2011, to $56.7 million in the three months ended March 31, 2012 primarily due to increased costs associated with processing and servicing higher SME bankcard processing volume, increased residual commission expense and increased costs of sales and servicing related to the higher K to 12 School Solutions, Payroll processing, Loyalty and Gift and equipment-related revenues. Partially offsetting these increases were reduced merchant losses.

•
Our general and administrative expenses increased $2.8 million, or 9.4%, from $30.0 million in the three months ended March 31, 2011 to $32.9 million in the three months ended March 31, 2012. General and administrative expenses in the three months ended March 31, 2012 included $1.1 million for our periodic sales and servicing organization summit held in March 2012. Excluding these summit expenses, our general and administrative expenses in 2012 increased $1.7 million, or 5.8%, primarily due to a $1.8 million increase in personnel costs, including $1.0 million for share-based compensation. General and administrative expenses as a percentage of total revenue for the three months ended March 31, 2012 was 7.0%, an increase from 6.4% for the three months ended March 31, 2011.

•
As a result of the 14.2% growth achieved in net revenue and much lower increases in processing and servicing expenses and general and administrative expenses, our income from operations, which we also refer to as operating income, increased $8.7 million to $23.2 million for the three months ended March 31, 2012, from $14.6 million for the three months ended March 31, 2011. Our Operating Margin, which we measure as operating income divided by net revenue, was 18.1% for the three months ended March 31, 2012, compared to 12.9% for the three months ended March 31, 2011.

See “— Results of Operations — Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011” for a more detailed discussion of our first quarter financial results.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements are unaudited. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at March 31, 2012, our results of operations, our changes in stockholders' equity and our cash flows for the three months ended March 31, 2012 and 2011. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2012. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in Note 2 to our Condensed Consolidated Financial Statements included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011. The critical accounting estimates described here are those that are most important to the depiction of our financial condition and results of operations, including those whose application requires management's most subjective judgment in making estimates about the effect of matters that are inherently uncertain. The line items on our income statement and balance sheet, which are impacted by management's estimates, are described below.

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

The amount of the up-front signing bonus paid for new SME bankcard, payroll and loyalty marketing accounts is based on the estimated gross margin for the first year of the merchant contract. The gross signing bonuses paid during the three months ended March 31, 2012 and 2011 were $8.2 million and $7.3 million, respectively, and for the full year ended December 31, 2011 were $30.5 million. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The net signing bonus adjustments made during the three months ended March 31, 2012 and 2011 were $(0.6) million and $(0.2) million, respectively. Negative signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year is less than the estimated gross margin for that year, resulting in the overpayment of the up-front signing bonus and would be recovered from the relevant sales person. Positive signing bonus adjustments result from prior underpayments of up-front signing bonuses, and would be paid to the relevant salesperson. The amount of signing bonuses paid which remained subject to adjustment at March 31, 2012 was $31.2 million.

The deferred acquisition cost component of capitalized customer acquisition costs is accrued for vested salespersons over the first year of SME bankcard merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss for the three months ended March 31, 2012.

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

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.1 million at March 31, 2012 and December 31, 2011.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2½ years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During the three months ended March 31, 2012 and 2011, we made buyout payments of approximately $2.3 million and $3.2 million respectively, and during the 2011 full year, we made buyout payments of approximately $10.4 million.

Processing Liabilities and Loss Reserves
The majority of our processing liabilities include funds in transit associated with bankcard and check processing. At March 31, 2012, these funds in transit totaled $25.3 million, compared to approximately $18.9 million at December 31, 2011. In addition, we maintain merchant deposits to offset potential liabilities from merchant chargeback processing.

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder's dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant's favor. In these cases, the transaction is ''charged back'' to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At March 31, 2012 and December 31, 2011, we held SME merchant deposits totaling $9.3 million and $9.8 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates applied to recent bankcard processing volume. At both March 31, 2012 and December 31, 2011, our loss reserve totaled $2.0 million. Aggregate SME bankcard merchant losses, including losses charged to operations and the loss reserve, were $0.2 million and $1.3 million for the three months ended March 31, 2012 and 2011.

Chargeback losses originating from Network Services bankcard processing on Passport during the full year 2011 and three months ended March 31, 2012 were insignificant.

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

The weighted-average fair value of options we granted during the three months ended March 31, 2012 and the years ended December 31, 2011 and 2010 were $9.36, $7.95 and $6.12, respectively. The fair value of options granted during the three months ended March 31, 2012 and the years ended December 31, 2011 and 2010 was estimated at the grant date using the following weighted average assumptions:

	Three Months Ended	Year Ended December 31,
	March 31, 2012	2011	2010
Expected volatility	55%	55%	54%
Expected life	3.75 years	3.65 years	3.75 years
Expected Dividends	1.00%	0.80%	0.40%
Risk-free interest rate	0.51%	0.55%	1.21%

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

As of December 31, 2011, management determined that achieving these performance targets was “more likely than not” to occur and began recording share-based compensation expense for these Restricted Share Units. The closing price of our common stock on the grant date equals the grant date fair value of these nonvested Restricted Share Units awards and will be recognized as compensation expense over their vesting periods.

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

As of December 31, 2011, management determined that achieving the 17% two-year CAGR target was “more likely than not” to occur and began recording share-based compensation expense for these Restricted Share Units based on the number of shares which would vest at the 17% two-year CAGR target. The closing price of our common stock on the grant date equals the grant date fair value of these nonvested Restricted Share Units awards and will be recognized as compensation expense over their vesting periods.

Goodwill
Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. We test goodwill for impairment at least annually and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of the reporting unit. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred.  Such changes may include, among others: a significant decline in expected future cash flows; a sustained decline in market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. We perform annual goodwill impairment testing in the fourth quarter. Our evaluation indicated that no impairment existed as of December 31, 2011. At March 31, 2012 and December 31, 2011, goodwill of $103.6 million and $103.4 million, respectively, is recorded on our Condensed Consolidated Balance Sheet. We may be required to record goodwill impairment losses in future periods, whether in connection with our next annual impairment testing in the fourth quarter of 2012 or prior to that, if any such indicators constitute a triggering event in other than the quarter in which the annual goodwill impairment test is performed.  It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.

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

We also account for the recognition and measurement of tax benefits associated with uncertain tax positions. This requires evaluations of individual tax positions to determine whether any part of that position can be recognized or continues to be recognized in the financial statements. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. We had approximately $2.0 million of total gross unrecognized tax benefits as of March 31, 2012, approximately $1.3 million of which would impact the effective tax rate.

We have recorded income tax expense (benefit) at U.S. tax rates on all taxable income (loss), except undistributed earnings of CPOS, our Canadian subsidiary. We intend to indefinitely reinvest undistributed earnings of CPOS and accordingly, have provided Canadian income tax on those earnings but not U.S. income tax. The amount of undistributed earnings of CPOS for which we have not recorded U.S. income tax was approximately $2.5 million. In the event of distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes subject to an adjustment, if any, for foreign tax credits. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with this hypothetical calculation.

Results of Operations
Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Three Months Ended March 31, 2012	% of Total Revenue	Three Months Ended March 31, 2011	% of Total Revenue	Change
					Amount	%
Total Revenues	$470,485	100.0%	$467,646	100.0%	$2,839	0.6%
Costs of Services:
Interchange	297,948	63.3%	320,799	68.6%	(22,851)	(7.1)%
Dues, assessments and fees	43,868	9.3%	34,150	7.3%	9,718	28.5%
Processing and servicing	56,722	12.1%	52,556	11.2%	4,166	7.9%
Customer acquisition costs	11,436	2.4%	11,658	2.5%	(222)	(1.9)%
Depreciation and amortization	4,386	0.9%	3,875	0.8%	511	13.2%
Total costs of services	414,360	88.1%	423,038	90.5%	(8,678)	(2.1)%
General and administrative	32,882	7.0%	30,046	6.4%	2,836	9.4%
Total expenses	447,242	95.1%	453,084	96.9%	(5,842)	(1.3)%
Income from operations	23,243	4.9%	14,562	3.1%	8,681	59.6%
Other income (expense):
Interest income	115	—%	41	—%	74	180.5%
Interest expense	(850)	(0.2)%	(1,192)	(0.3)%	342	28.7%
Provision for processing system intrusion costs	(157)	—%	(303)	(0.1)%	146	48.2%
Other, net	—	—%	(437)	(0.1)%	437	100.0%
Total other income (expense)	(892)	(0.2)%	(1,891)	(0.4)%	999	52.8%
Income before income taxes	22,351	4.8%	12,671	2.7%	9,680	76.4%
Provision for income taxes	8,499	1.8%	4,809	1.0%	3,690	76.7%
Net income	13,852	2.9%	7,862	1.7%	5,990	76.2%
Less: Net income attributable to noncontrolling interests	98		47		51
Net income attributable to Heartland	$13,754	2.9%	$7,815	1.7%	$5,939	76.0%

Total Revenues. Total revenues increased by 0.6% from $467.6 million in the three months ended March 31, 2011 to $470.5 million in the three months ended March 31, 2012, primarily as a result of higher revenues from our K to 12 School Solutions business and prepaid card income including loyalty and gift marketing, and a $1.5 million, or 19.5% increase in equipment-related income. Our gross SME card processing revenues for the three months ended March 31, 2012 were impacted by the "Durbin Amendment," which was part of the July 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act that went into effect on October 1, 2011. SME card processing revenues and the Durbin Amendment are discussed below in —Processing revenues, gross. The breakout of our total revenues for the three months ended March 31, 2012 and 2011 was as follows (in thousands of dollars):

	Three Months Ended March 31,		Change from Prior Year
	2012	2011	Amount	%
Processing revenues, gross (a)	$455,024	$454,256	$768	0.2%
Payroll processing revenues	6,279	5,709	570	10.0%
Equipment-related income	9,182	7,681	1,501	19.5%
Total Revenues	$470,485	$467,646	$2,839	0.6%

(a)
Includes Visa, MasterCard, AMEX and Discover bankcard processing revenues, AMEX fees, check processing fees, customer service fees, gift card, loyalty, K to 12 School Solutions and other miscellaneous revenue.

Processing revenues, gross. Further breakout of our gross processing revenues for the three months ended March 31,

2012 and 2011 was as follows (in thousands of dollars):

	Three Months Ended March 31,		Change from Prior Year
	2012	2011	Amount	%
Merchant Card Processing Revenue:
SME card processing	$409,226	$416,757	$(7,531)	(1.8)%
Network Services card processing	33,193	30,651	2,542	8.3%
CPOS card processing	2,082	1,774	308	17.4%
	444,501	449,182	(4,681)	(1.0)%
K to 12 School Solutions income	5,613	1,052	4,561	433.6%
Prepaid Card income	4,415	3,512	903	25.7%
Other miscellaneous revenue	495	510	(15)	(2.9)%
Total Processing Revenues, Gross	$455,024	$454,256	$768	0.2%

The $0.8 million increase in gross processing revenues from $454.3 million in the three months ended March 31, 2011 to $455.0 million in the three months ended March 31, 2012 was primarily due to higher revenues from our K to 12 School Solutions business, Network Services card processing, and from prepaid card income including loyalty and gift marketing.

Our gross SME merchant card processing revenues for the three months ended March 31, 2012 reflect a decline as compared to the three months ended March 31, 2011 due to the impact of the Durbin Amendment. The Durbin Amendment places limits on debit card interchange rates that card issuing banks may charge. While not impacting our net revenue (which we present net of interchange, dues and assessments and fees as discussed below in —Net revenue), beginning in the fourth quarter of 2011 there was a decrease in the amount of SME interchange expense we record in our Income Statement as a result of the Durbin Amendment. Since our gross SME card processing revenues include the interchange that we pass through to our merchants, our Total revenues decreased by an equivalent amount. We estimate that the amount of this decrease on our gross SME merchant card processing revenues for the three months ended March 31, 2012 was a reduction of approximately $41.3 million.
Partially offsetting the impact that the Durbin Amendment had on our gross revenues from SME card processing was the increase in revenue attributable to higher SME bankcard processing volume. For the three months ended March 31, 2012, our SME bankcard processing volume increased 8.3% to $16.7 billion, compared to $15.4 billion for the three months ended March 31, 2011, reflecting increases for same store sales growth, new SME merchants installed, and improved SME merchant volume attrition.
Network Services increased its card processing revenues based on the 224 million transactions it settled, representing $6.5 billion in processing volume, and the 581 million transactions it authorized through its front-end card processing systems during the three months ended March 31, 2012, as compared to the 123 million transactions it settled, representing $3.1 billion in processing volume, and the 624 million transactions it authorized through its front-end card processing systems during the three months ended March 31, 2011. We report Network Services’ settled bankcard processing revenues net of credit interchange and dues and assessments because the daily cash settlement with Network Services’ merchants is on a net basis. However, the Durbin Amendment did impact Network Services' settled PIN debit interchange by approximately $1.7 million for the three months ended March 31, 2012.
Also contributing to our growth in processing revenues for the three months ended March 31, 2012 were the processing revenues generated by our K to 12 School Solutions businesses, and from prepaid card income including loyalty and gift marketing. The increase in K to 12 School Solution processing revenues for the three months ended March 31, 2012 reflects acquisitions we made in 2011 ( see "— Liquidity and Capital Resources” for a detail on these acquisitions).

Payroll processing revenues. Payroll processing revenues, which include fees earned on payroll processing services and interest income earned on funds held for customers, increased by 10.0%, from $5.7 million in the three months ended March 31, 2011 to $6.3 million in the three months ended March 31, 2012, primarily due to price increases for almost half of our payroll processing customers and a 1.2% increase in the total number of payroll processing customers from 11,867 at March 31, 2011 to 12,005 at March 31, 2012.
Equipment-related income. Equipment-related income increased by $1.5 million, or 19.5%, from $7.7 million in the three months ended March 31, 2011 to $9.2 million in the three months ended March 31, 2012, primarily due to increases in revenues from the sale of card processing terminals, including our proprietary encryption terminals, referred to as E3 Terminals, which benefited from a one-time sale, and from sales of equipment in our K to 12 School Solutions businesses.

Net revenue. Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 14.2% from $112.7 million in the three months ended March 31, 2011, to $128.7 million in the three months ended March 31, 2012. The increase in net revenue was driven primarily by increases in SME bankcard processing volume, and increases in revenues from K to 12 School Solutions, Payroll processing, Loyalty and Gift and equipment-related income. The following table summarizes our Net Revenue components for the three months ended March 31, 2012 and 2011 (in thousands of dollars):

	Three Months Ended March 31,		Change from Prior Year
	2012	2011	Amount	%
Merchant Card Processing Revenue:
SME card processing	$409,226	$416,757
Less: interchange, dues, assessments and fees	(320,460)	(336,708)
SME card processing net revenue	88,766	80,049	$8,717	10.9%
Network Services card processing	33,193	30,651
Less: interchange, dues, assessments and fees	(21,356)	(18,241)
Network Services card processing net revenue	11,837	12,410	(573)	(4.6)%
CPOS card processing net revenue	2,082	1,774	308	17.4%
Card processing revenues, net	102,685	94,233	8,452	9.0%
K to 12 School Solutions income	5,613	1,052	4,561	433.6%
Prepaid card income	4,415	3,512	903	25.7%
Other miscellaneous revenue	495	510	(15)	(2.9)%
Processing revenues, net	113,208	99,307	13,901	14.0%
Payroll processing revenues	6,279	5,709	570	10.0%
Equipment-related revenues	9,182	7,681	1,501	19.5%
Total net revenue	$128,669	$112,697	$15,972	14.2%

Costs of services. Costs of services decreased 2.1% from $423.0 million in the three months ended March 31, 2011 to $414.4 million in the three months ended March 31, 2012, due to the decrease in interchange expense resulting from the Durbin Amendment. Interchange expense decreased 7.1% from $320.8 million in the three months ended March 31, 2011 to $297.9 million in the three months ended March 31, 2012, and represented 63.3% of total revenues in the three months ended March 31, 2012 compared to 68.6% in the three months ended March 31, 2011.

Dues, assessments and fees increased 28.5% from $34.2 million in the three months ended March 31, 2011 to $43.9 million in the three months ended March 31, 2012, primarily as a result of higher SME bankcard processing volume and Network services transactions. Dues, assessments and fees were 9.3% of total revenues in the three months ended March 31, 2012, compared to 7.3% in the three months ended March 31, 2011.
Processing and servicing expense for the three months ended March 31, 2012 increased by $4.2 million, or 7.9%, compared with the three months ended March 31, 2011. The increase in processing and servicing expenses was due to increased costs associated with processing and servicing higher SME bankcard processing volume, increased residual commission expense and increased cost of sales and servicing related to higher K to 12 School Solutions, Payroll processing, Loyalty and Gift, and equipment-related revenues. The increase in processing and servicing expense also reflects refined allocations of certain information technology related expenses, previously reported in general and administrative expense, to processing and servicing in the three months ended March 31, 2012. Partially offsetting these increases were reduced merchant losses. As a percentage of total revenue, processing and servicing expense increased to 12.1% for the three months ended March 31, 2012 compared with 11.2% for the three months ended March 31, 2011.
Customer acquisition costs for the three months ended March 31, 2012 decreased by $0.2 million, or 1.9% compared with the three months ended March 31, 2011. This decline reflects the impacts of the lower signing bonus amortization as capitalized signing bonuses recorded in periods having higher new gross margin installed run off. Customer acquisition costs for the three months ended March 31, 2012 and 2011 included the following components (in thousands of dollars):

	Three Months Ended March 31,
	2012	2011
Amortization of signing bonuses, net	$7,321	$8,514
Amortization of capitalized customer deferred acquisition costs	3,876	3,867
Increase in accrued buyout liability	4,207	2,607
Capitalized customer deferred acquisition costs	(3,968)	(3,330)
Total Customer Acquisition Costs	$11,436	$11,658
Depreciation and amortization expenses increased 13.2% from $3.9 million in the three months ended March 31, 2011 to $4.4 million in the three months ended March 31, 2012. Most of our investments in information technology have been for security-related enhancements and in support of the continuing development of HPS Exchange, Passport and other processing-related initiatives. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized increased from $5.2 million in the three months ended March 31, 2011 to $8.1 million in the three months ended March 31, 2012. The total amount of capitalized costs for projects placed in service in the three months ended March 31, 2012 and 2011 was $4.6 million and $2.2 million, respectively.
General and administrative. General and administrative expenses increased $2.8 million, or 9.4%, from $30.0 million in the three months ended March 31, 2011 to $32.9 million in the three months ended March 31, 2012. General and administrative expenses in the three months ended March 31, 2012 included $1.1 million for our periodic sales and servicing organization summit held in March 2012. Excluding these summit expenses, our general and administrative expenses in 2012 increased $1.7 million, or 5.8%, primarily due to a $1.8 million increase in personnel costs, including a $1.0 million increase for share-based compensation. General and administrative expenses for the three months ended March 31, 2012 benefited from refined allocations of certain information technology related expenses, previously reported in general and administrative expense, now recorded in processing and servicing expense. General and administrative expenses as a percentage of total revenue for the three months ended March 31, 2012 was 7.0%, an increase from 6.4% for the three months ended March 31, 2011.
Income from operations. As a result of the 14.2% increase in net revenue and much lower increases in processing and servicing expenses and general and administrative expenses, our income from operations, which we also refer to as operating income, improved to $23.2 million for the three months ended March 31, 2012, from $14.6 million for the three months ended March 31, 2011. Our operating margin, which we measure as operating income divided by net revenue, was 18.1% for the three months ended March 31, 2012, compared to 12.9% for the three months ended March 31, 2011.
Interest expense. Interest expense for the three months ended March 31, 2012 was $0.9 million, compared with $1.2 million for the three months ended March 31, 2011. Interest expense in both periods includes interest incurred under our Credit Facilities and interest we recorded on payables to our sponsor banks. The decline in interest expense reflects lower borrowings due to payments we made on our Term Loan Facility. See “—Liquidity and Capital Resources—Credit Facility” for more detail on our borrowings.
Provision for processing system intrusion costs. On January 20, 2009, we publicly announced the discovery of a criminal breach of our payment systems environment (the “Processing System Intrusion”). The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed during the transaction authorization process. We believe the breach did not extend beyond 2008.
Since the announcement of the Processing System Intrusion on January 20, 2009 and through March 31, 2012, we have expensed a total of $147.3 million, before reducing those charges by $31.2 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, related to settlements of claims. Approximately $32.6 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

During the three months ended March 31, 2012, we incurred approximately $0.2 million, or less than one cent per share, for legal fees and costs incurred related to the Processing System Intrusion. During the three months ended March 31, 2011, we expensed approximately $0.3 million, or less than one cent per share, related to the Processing System Intrusion.

Other income (expense), net. Other, net for the three months ended March 31, 2011 included pre-tax charges of $0.5 million reflecting the estimated liability for costs (primarily accrued staff termination costs and fixed asset write downs)

associated with the closing of our Johnson City, Tennessee service center.

Income taxes. Income taxes for the three months ended March 31, 2012 were an expense of $8.5 million, reflecting an effective tax rate of 38.0%. This compares to income tax expense of $4.8 million for the three months ended March 31, 2011, and an effective tax rate of 38.0%.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $13.8 million for the three months ended March 31, 2012. This compares to a net income of $7.8 million for the three months ended March 31, 2011.
Balance Sheet Information

	March 31, 2012	December 31, 2011
	(In thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$49,943	$40,301
Funds held for payroll customers	53,584	42,511
Receivables, net	183,733	176,535
Capitalized customer acquisition costs, net	55,339	55,014
Property and equipment, net	116,668	115,579
Goodwill	103,561	103,399
Intangible assets, net	31,413	32,498
Total assets	624,208	596,921
Due to sponsor banks	66,334	63,881
Accounts payable	49,999	47,373
Deposits held for payroll customers	53,584	42,511
Borrowings:
Current portion	16,253	15,003
Long term portion	65,000	70,000
Accrued buyout liability:
Current portion	8,862	8,104
Long term portion	24,706	23,554
Total liabilities	392,695	376,869
Total stockholders’ equity	230,704	219,410

March 31, 2012 Compared to December 31, 2011
Total assets increased $27.3 million, or 4.6%, to $624.2 million at March 31, 2012 from $596.9 million at December 31, 2011, primarily due to increases in cash, funds held for payroll customers, and receivables. Cash increased $9.6 million, or 23.9%, primarily due to higher balances in processing related cash at March 31, 2012 and our increase in operating cash for the three months ended March 31, 2012 (see “— Liquidity and Capital Resources” for more detail). The $11.1 million increase in funds held for payroll customers was offset by an equal increase in deposits held for payroll customers.
Our receivables, which increased $7.2 million or 4.1% from December 31, 2011, are primarily due from our bankcard processing merchants and result in large part from our practice of advancing interchange fees to most of our SME merchants during the month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge merchants for processing transactions. Generally, these advances to our SME merchants are funded first with our available cash, then by incurring a payable to our sponsor banks when that cash has been expended. Our receivables from SME bankcard processing merchants increased $4.0 million from December 31, 2011. At March 31, 2012, we used $39.3 million of available cash to fund merchant advances and at December 31, 2011, we used $40.0 million of cash to fund merchant advances. The amount due to sponsor banks for funding advances was $46.7 million at March 31, 2012 and $45.2 million at December 31, 2011. The payable to sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. Receivables from merchants also include transaction fees due from Network Services Merchants, up approximately $3.2 million from December 31, 2011 and receivables from the sale of point of sale terminal equipment. Total receivables also include amounts due from bankcard networks for pre-funding of Discover and American Express transactions to our merchants as well as amounts due from Visa for PIN debit transactions. These amounts are recovered from the networks the following business day from the date of processing the transaction.
Total borrowings decreased $3.8 million, or 4.4%, to $81.3 million at March 31, 2012 from $85.0 million at

December 31, 2011, primarily due to a $3.8 million quarterly amortization payment due under our Term Credit Facility. See “—Liquidity and Capital Resources” for discussion of Credit Facilities.

Total stockholders’ equity increased $11.3 million from December 31, 2011 primarily due to recording net income of $13.8 million for the three months ended March 31, 2012. Other increases in total stockholders’ equity for the three months ended March 31, 2012 included proceeds received from the exercise of stock options, tax benefits related to those stock option exercises and stock-based compensation expense. During the three months ended March 31, 2012, we repurchased $11.4 million of our outstanding common stock and paid cash dividends of $2.3 million. See “—Liquidity and Capital Resources” for discussion of Credit Facilities.

Liquidity and Capital Resources
General. Liquidity and capital resource management is a process focused on providing the funding we need to meet our short and long-term cash and working capital needs. We have used our funding sources to build our merchant portfolio, our servicing technology platforms, and our Jeffersonville, Indiana service center, and to make acquisitions with the expectation that these investments will generate cash flows sufficient to cover our working capital needs and other anticipated needs for capital.

Our cash requirements include funding payments to salespersons for signing bonuses, residual commissions and residual buyouts, paying interest expense and other operating expenses, including taxes, adding to our primary service center, investing in our technology infrastructure, and making acquisitions of businesses or assets. We expect that our future cash requirements will continue to include amounts used to repurchase our common stock.

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

Working Capital. Our working capital, defined as current assets less current liabilities, was positive by $41.1 million at March 31, 2012.

At March 31, 2012, we had cash on our Balance Sheet totaling $49.9 million compared to cash of $40.3 million at December 31, 2011. Our March 31, 2012 cash balance included approximately $33.8 million of processing-related cash in transit and collateral, compared to approximately $28.0 million of processing-related cash in transit and collateral at December 31, 2011. As of March 31, 2012, we had used $39.3 million of our available cash to fund SME merchant advances and at December 31, 2011, we had used $40.0 million of our cash to fund advances.

On March 31, 2012, we had $50.0 million available to us under our Revolving Credit Facility. See “— Credit Facilities” for more details.

Acquisitions. On January 12, 2011, February 4, 2011 and September 30, 2011, we acquired the K to 12 School Solutions businesses of Comalex, Inc., mySchoolBucks, LLC, and School-Link Technologies, Inc, respectively. We made cash payments of $6.1 million, $1.5 million, and $15.6 million, respectively, for the net assets of these three businesses. These acquisitions, which were funded with cash on hand, enable us to offer school nutrition and point-of-sale solutions including Internet payment capability enabling on-line deposits of funds into student accounts, to a wide base of schools, students and their parents. Comalex, mySchoolBucks and School-Link added approximately 3,700, 900 and 10,000 schools, respectively, to our K to 12 School Solutions product. These acquisitions, added to the December 30, 2010 acquisition of Lunchbox and its approximately 4,400 schools, have given us an almost 20% market share in this industry. We plan to consolidate the individual platforms and products of Lunchbox, Comalex, mySchoolBucks, and School-Link to optimize synergies, cost efficiencies and product offerings to our customers.

The $7.7 million cash payment for the Lunchbox acquisition was financed through a combination of cash on hand and our Revolving Credit Facility. We repaid the amount we borrowed under our Revolving Credit Facility in the first quarter of 2011. See “— Credit Facilities” for more details.

Cash Flow Provided By Operating Activities. We reported net cash provided by operating activities of $25.2 million in the three months ended March 31, 2012, compared to $31.8 million in the three months ended March 31, 2011. Cash provided by operating activities in the three months ended March 31, 2012 reflects the benefit of our increase in net income for the current year, offset by our use of a greater amount of operating cash to fund receivables, including SME merchant advances during the three months ended March 31, 2012. As of March 31, 2012, we had used $39.3 million of our available cash to fund SME merchant advances, compared to $28.4 million as of March 31, 2011. Additionally, during the three months ended March 31, 2012 we used cash to pay and reduce accrued expenses.
Other major determinants of operating cash flow are net signing bonus payments, which consume operating cash as we install new merchants, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout Liability” for more information. We paid net signing bonuses of $7.6 million and $7.1 million, respectively, in the three months ended March 31, 2012 and 2011. The increase in net signing bonuses paid during the three months ended March 31, 2012 reflects a year-over-year improvement in newly installed gross margin. In the three months ended March 31, 2012 and 2011, we reduced our accrued buyout liability by making buyout payments of $2.3 million and $3.2 million, respectively.

Cash Flow Used In Investing Activities. Net cash used in investing activities was $7.0 million for the three months ended March 31, 2012, compared to $17.4 million for the three months ended March 31, 2011. The amount of cash used in investing activities during the three months ended March 31, 2011 included $7.6 million for the acquisitions of Comalex, Inc. and mySchoolBucks, LLC.
We made capital expenditures of $7.4 million during the three months ended March 31, 2012, compared to $9.1 million in the three months ended March 31, 2011. Capital expenditures in the three months ended March 31, 2011 include costs of $1.6 million related to additions to our primary service center facility in Jeffersonville, Indiana. We also continue building our technology infrastructure, primarily for hardware and software needed for the development and expansion of our operating platforms. To further develop our technology, we anticipate that these expenditures will continue near current levels.
Cash Flow Used In Financing Activities. Net cash used in financing activities was $8.6 million for the three months ended March 31, 2012, compared to $12.3 million for the three months ended March 31, 2011.
In both the three months ended March 31, 2012 and 2011, we made term loan amortization payments of $3.8 million due under our Term Credit facility and during the three months ended March 31, 2011, we paid down $8.0 million on our Revolving Credit Facility. See “— Credit Facilities” for more details.
Cash used in financing activities in the three months ended March 31, 2012 included cash for common stock repurchases. See “ —Common Stock Repurchases” for more information on our common stock repurchase authorizations. We used $10.7 million of cash to repurchase 419,249 shares of our common stock during the three months ended March 31, 2012.

Cash dividends paid in the three months ended March 31, 2012 were $2.3 million, compared to dividends paid of $1.5 million in the three months ended March 31, 2011. See “— Dividends on Common Stock” for more information on our common stock dividends. During the three months ended March 31, 2012 and 2011, employees exercised stock options generating cash proceeds in the aggregate of $6.8 million and $0.7 million, respectively.
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
The Credit Agreement contains covenants which include: maintenance of certain leverage and fixed charge coverage ratios; limitations on our indebtedness, liens on our properties and assets, investments in, and loans to other business units, our ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to certain of our subsidiaries. We were in compliance with these covenants as of March 31, 2012 and December 31, 2011 and expect we will remain in compliance with these covenants for at least the next twelve months.

At March 31, 2012, there was $81.3 million outstanding under the Term Credit Facility and no borrowings outstanding under the Revolving Credit Facility. At December 31, 2011, we had $85.0 million outstanding under the Term Credit Facility and no borrowings outstanding under the Revolving Credit Facility.

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

Under authorization from our Board of Directors, during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively, we repurchased an aggregate of 419,249 shares of our common stock at a total cost of $11.4 million, at an average cost of $27.16 per share, and 778,889 shares of our common stock at a total cost of $16.8 million, at an average cost of $21.61 per share. At March 31, 2012, we have remaining authorization to repurchase up to $21.8 million worth of our common stock.

Dividends on Common Stock. The following table summarizes quarterly cash dividends declared and paid on our common stock during 2012 and 2011:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Three Months Ended March 31, 2012:
February 8, 2012	March 2, 2012	March 15, 2012	$0.06

Twelve Months Ended December 31, 2011:
February 16, 2011	March 4, 2011	March 15, 2011	$0.04
May 13, 2011	May 24, 2011	June 15, 2011	$0.04
August 2, 2011	August 24, 2011	September 15, 2011	$0.04
October 21, 2011	November 24, 2011	December 15, 2011	$0.04

On May 1, 2012, our Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock, payable on June 15, 2012 to stockholders of record as of May 24, 2012.

Contractual Obligations. The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we must do so. As the majority of our SME transactions involve the delivery of the product or service at the time of the transaction, a good basis to estimate our exposure to chargebacks is the last four months' bankcard processing volume on our SME portfolio, which was $22.6 billion for the four months ended March 31, 2012 and $22.3 billion for the four months ended December 31, 2011. However, during the four months ended March 31, 2012 and December 31, 2011, we were presented with $11.2 million and $12.2 million, respectively, of chargebacks by issuing banks. In the three months ended March 31, 2012 and the year ended December 31, 2011, we incurred merchant credit losses of $0.2 million and $5.1 million, respectively, on total SME bankcard dollar volumes processed of $16.7 billion and $63.1 billion, respectively. These credit losses are included in processing and servicing expense in our Consolidated Statement of Income.
The following table reflects our significant contractual obligations as of March 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$25,277	$9,658	$11,849	$3,770	$—
Telecommunications providers	3,117	3,117	—	—	—
Office and equipment leases	24,955	7,802	9,240	3,823	4,090
Term Credit Facility (b)	81,250	16,250	42,500	22,500	—
	$134,599	$36,827	$63,589	$30,093	$4,090

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

(b)
Interest rates on the Term Credit Facility are variable in nature; however, in January 2011 we entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50.0 million and a current notional amount of $40.6 million. If interest rates were to remain at the March 31, 2012 level, we would make interest payments of $2.5 million in the next 1 year, $3.1 million in the next 1 to 3 years and $0.3 million in the next 3 to 5 years or a total of $5.9 million including net settlements on the fixed-pay amortizing interest rate swaps. In addition, we had no outstanding amounts under our Revolving Credit Facility at March 31, 2012. The Revolving Credit Facility is available on a revolving basis until November 24, 2015.

Unrecognized Tax Benefits. At March 31, 2012, we had gross tax-effected unrecognized tax benefits of approximately $2.0 million. See “— Critical Accounting Estimates — Income Taxes.” As of March 31, 2012, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

Legal and Regulatory Considerations
The following is a description of material developments that occurred during the quarter ended March 31, 2012 in legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

On June 10, 2009, the Judicial Panel on Multidistrict Litigation (the “JPML”) entered an order centralizing the class action cases for pre-trial proceedings before the United States District Court for the Southern District of Texas, under the caption In re Heartland Payment Systems, Inc. Customer Data Security Breach Litigation, MDL No. 2046, 4:09-md-2046. On August 24, 2009, the court appointed interim co-lead and liaison counsel for the financial institution and consumer plaintiffs. On September 23, 2009, the financial institution plaintiffs filed a Master Complaint in the MDL proceedings, which we moved to dismiss on October 23, 2009. On December 1, 2011, the Court entered an order granting in part our motion to dismiss the financial institution plaintiffs' master complaint against us, but allowing the plaintiffs leave to amend to re-plead certain claims. Plaintiffs' amended complaint is currently due on June 4, 2012 and a status conference will be set following the filing of the amended master complaint. On December 18, 2009, we and interim counsel for the consumer plaintiffs filed with the Court a proposed settlement agreement, subject to court approval, of the consumer class action claims. On May 3, 2010, the Court entered an order preliminarily certifying the settlement class, authorizing notice to the class to proceed, and scheduling a fairness hearing for December 10, 2010, which was later adjourned to December 13, 2010. On March 20, 2012, the Court issued a memorandum and opinion granting final approval to the settlement and on April 12, 2012, the Court entered a judgment. The time period for parties to appeal the Court's ruling has not yet expired.

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

On January 19, 2010, financial institution plaintiffs, including certain of the named plaintiffs in the MDL proceedings, commenced an action against our sponsor banks in the United States District Court for the Southern District of Texas, captioned Lonestar National Bank, N.A. et al. v. KeyBank NA, et al., Civ. No. 4:10-cv-00171. This action against our sponsor banks asserts common-law claims similar to those asserted against us, and likewise seeks to represent all financial institutions that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion. On March 4, 2010, this action was transferred to the judge overseeing the MDL proceedings. On April 9, 2010, our sponsor banks moved to dismiss the complaint. On March 31, 2011, the Court entered an order granting the sponsor banks' motions to dismiss the complaint and invited additional briefing on the effect of the Court's order on our pending motion to dismiss. On May 18, 2011, the plaintiffs filed an amended complaint against KeyBank, NA, which KeyBank, NA moved to dismiss on July 7, 2011. On March 14, 2012, the Court entered an order granting KeyBank's motion to dismiss and entered final judgment dismissing the action with prejudice. On April 18, 2011, in accordance with its order dismissing the claims against Heartland Bank for lack of personal jurisdiction, the court transferred the action against Heartland Bank to the United States District Court for the Eastern District of Missouri. Heartland Bank filed a notice with the Judicial Panel on Multidistrict Litigation on July 27, 2011 designating the transferred action as a potential tag-along action to the MDL proceedings. On August 11, 2011, the action was centralized with the MDL proceedings. The sponsor banks could seek indemnification from us in regard to the claims asserted in this action.

We were contacted by the Federal Financial Institutions Examination Council and informed that it would make inquiries into the Processing System Intrusion, and the Federal Trade Commission, by letters dated February 19, 2009, August 4, 2009, and March 10, 2010, has requested that we provide information about our payment processing services and information security practices. Additionally, we have received written or telephonic inquiries relating to the Processing System Intrusion from a number of state Attorneys General's offices, including a Civil Investigative Demand from the Louisiana Department of Justice Office of the Attorney General, the Canadian Privacy Commission, and other government officials. We have cooperated with the government officials in response to each of these inquiries and have not received any further communications from the above-mentioned government agencies. Additional lawsuits may be filed against us relating to the Processing System Intrusion and that additional inquiries from governmental agencies may be received or investigations may be commenced.

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

We have interest rate risk related to our payable to our sponsor banks. Within our amount payable to our sponsor banks are balances which KeyBank and Heartland Bank have advanced to our SME merchants for interchange fees. We fund these advances first by applying a portion of our available cash and then by incurring a significant payable to our sponsor banks, bearing interest at the prime rate. At March 31, 2012, our payable to sponsor banks included $46.7 million for funding interchange advances to our SME merchants. This payable is repaid on the first business day of the following month out of fees collected from our merchants. During the quarter ended March 31, 2012, the average daily interest-bearing balance of that payable was approximately $8.6 million. The outstanding balance of our payable to our sponsor banks is directly related to our bankcard processing volume and also will fluctuate depending on the amount of our available cash. A hypothetical 100 basis point change in short-term interest rates applied to our average payable to sponsor banks would result in a change of approximately $86,000 in annual pre-tax income.

We also incur interest rate risk on borrowings under our Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement provides for a Revolving Credit Facility of $50.0 million and a Term Credit Facility of $100.0 million. At March 31, 2012, there was $81.3 million outstanding under the Term Credit Facility and no outstanding balance under the Revolving Credit Facility. The Term Credit Facility requires amortization payments in the amount of $3.75 million for each fiscal quarter during the fiscal years ended December 31, 2011 and 2012, $5.0 million for each fiscal quarter during the fiscal years ended December 31, 2013 and 2014, and $7.5 million for each fiscal quarter during the period commencing on January 1, 2015 through the maturity date on November 24, 2015. Under the terms of the Credit Agreement, we may borrow, at our option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1%, in each case plus a margin determined by our current leverage ratio. In January 2011, we entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50.0 million on the variable rate debt outstanding under the Term Credit Facility. These interest rate swaps convert that initial notional amount to fixed rate. At March 31, 2012, the remaining notional amount of these interest rate swaps was $40.6 million. The impact which a hypothetical 100 basis point increase in short-term interest rates would have on our outstanding March 31, 2012 balances under the Second Amended and Restated Credit Agreement would be a decline of approximately $406,000 in annual pre-tax income, including the effect from interest rate swaps.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities within three years. At March 31, 2012, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $53,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $40,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $53,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $40,000.

Foreign Currency Risk. While substantially all of our business is conducted in U.S. dollars, our 70% owned Canadian processing subsidiary, CPOS, conducts its operations in Canadian dollars. Consequently, a portion of CPOS' revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our CPOS subsidiary. We have not hedged our translation risk on foreign currency exposure. For the year ended December 31, 2011, foreign currency exposures had an immaterial impact on our revenues and our net income. For the three months ended March 31, 2012, fluctuations in exchange rates on CPOS' assets and liabilities increased our total other comprehensive income and noncontrolling interests by $0.2 million.
We do not hold or engage in the trading of foreign exchange instruments.

Office Facilities
At March 31, 2012, we owned one facility and leased sixteen facilities which we use for operational, sales and administrative purposes.
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

We also leased the following facilities as of March 31, 2012:

Location	Square Feet	Expiration
Auburn, Alabama	2,382	April 30, 2014
Chattanooga, Tennessee	9,461	June 30, 2014
Cleveland, Ohio	24,229	June 30, 2012
Cleveland, Ohio	41,595	June 30, 2019
Colorado Springs, Colorado	9,920	February 28, 2015
Harlan, Kentucky	5,000	May 25, 2014
Johnson City, Tennessee	5,252	April 17, 2014
Phoenix, Arizona	1,284	April 30, 2013
Phoenix, Arizona	1,930	October 31, 2012
Plano, Texas	53,976	May 31, 2015 for 26,988 square feet. January 14, 2019 for 26,988 square feet.
Plano, Texas	26,020	January 31, 2015
Portland, Oregon	11,564	September 30, 2013
Tempe, Arizona	14,315	September 30, 2014
Toronto, Ontario, Canada	14,094	July 31, 2020
West Windsor Township, New Jersey	5,288	May 31, 2013

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
Changes in Internal Controls
During the quarter ended March 31, 2012, there was no change in our internal controls over financial reporting (as defined in Rule 13 a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Except as disclosed in “Legal and Regulatory Considerations” of Part I of this Quarterly Report on Form 10-Q, there were no material developments that occurred during the three months ended March 31, 2012 in the proceedings reported under Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2011, nor are we aware of any other material legal proceedings initiated against us during the three months ended March 31, 2012.

Item 1A. Risk Factors
There have been no material changes in our Risk Factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Under authorization from our Board of Directors, during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively, we repurchased an aggregate of 419,249 shares of our common stock at a total cost of $11.4 million, at an average cost of $27.16 per share, and 778,889 shares of our common stock at a total cost of $16.8 million, at an average cost of $21.61 per share. At March 31, 2012, we have remaining authorization to repurchase up to $21.8 million worth of our common stock.

The following table presents information with respect to those purchases of our common stock made during the three months ended March 31, 2012:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
				(In thousands)
January 1— 31, 2012	156,149	$24.16	156,149	$29,400
February 1— 29, 2012	30,000	24.83	30,000	28,655
March 1 — 31, 2012	233,100	29.48	233,100	21,784
Total	419,249	$27.16	419,249

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information
Effective April 30, 2012, we entered into an amendment (the “Amendment”) to the Merchant Financial Services Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) dated February 8, 2012 (the “Agreement”).  The Amendment extended the previously disclosed date after which either party may terminate the Agreement on 10 days' notice, if the ACH Agreement has not been signed, from April 30, 2012 to June 30, 2012.  We are currently negotiating the terms of the ACH Agreement with Wells Fargo.

Item 6. Exhibits

Exhibit Number	Description
*10.1	Merchant Financial Services Agreement with Wells Fargo Bank, N.A dated February 8, 2012.

*10.2	Amendment No. 1 to the Merchant Financial Services Agreement between Wells Fargo Bank, N.A. and Heartland Payment Systems, Inc. dated April 30, 2012.

*31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 7, 2012

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

By:	/S/ ROBERT O. CARR
Robert O. Carr
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Maria Rueda
Maria Rueda
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
*10.1	Merchant Financial Services Agreement with Wells Fargo Bank, N.A dated February 8, 2012.

*10.2	Amendment No. 1 to the Merchant Financial Services Agreement between Wells Fargo Bank, N.A. and Heartland Payment Systems, Inc. dated April 30, 2012.

*31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________________

*	Filed herewith.