Form 10-Q
period 2012-06-30
HEARTLAND PAYMENT SYSTEMS INC
filed 2012-08-06
CIK 1144354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
As of August 1, 2012, there were 38,892,203 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$42,951	$40,301
Funds held for payroll customers	48,859	42,511
Receivables, net	180,096	176,535
Investments held to maturity	3,711	2,505
Inventory	11,168	11,492
Prepaid expenses	8,787	9,660
Current tax assets	4,091	—
Current deferred tax assets, net	6,875	6,746
Total current assets	306,538	289,750
Capitalized customer acquisition costs, net	56,223	55,014
Property and equipment, net	120,437	115,579
Goodwill	118,610	103,399
Intangible assets, net	37,359	32,498
Deposits and other assets, net	738	681
Total assets	$639,905	$596,921

Liabilities and Equity
Current liabilities:
Due to sponsor banks	$54,451	$63,881
Accounts payable	56,401	47,373
Deposits held for payroll customers	48,859	42,511
Current portion of borrowings	43,502	15,003
Current portion of accrued buyout liability	9,232	8,104
Processing liabilities and loss reserves	37,229	30,689
Accrued expenses and other liabilities	41,493	50,884
Current tax liabilities	—	1,408
Total current liabilities	291,167	259,853
Deferred tax liabilities, net	26,296	21,643
Reserve for unrecognized tax benefits	2,190	1,819
Long-term portion of borrowings	60,000	70,000
Long-term portion of accrued buyout liability	24,218	23,554
Total liabilities	403,871	376,869
Commitments and contingencies (Note 11)	—	—

Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 40,742,488 and 39,626,846 shares issued at June 30, 2012 and December 31, 2011; 38,806,159 and 38,847,957 outstanding at June 30, 2012 and December 31, 2011	41	39
Additional paid-in capital	229,691	207,643
Accumulated other comprehensive loss	(699)	(680)
Retained earnings	56,111	29,236
Treasury stock, at cost (1,936,329 and 778,889 shares at June 30, 2012 and December 31, 2011)	(50,000)	(16,828)
Total stockholders’ equity	235,144	219,410
Noncontrolling interests	890	642
Total equity	236,034	220,052
Total liabilities and equity	$639,905	$596,921

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2012	2011	2012	2011
Total revenues	$518,521	$525,977	$989,006	$993,623
Costs of services:
Interchange	330,742	365,207	628,690	686,006
Dues, assessments and fees	52,505	38,551	96,373	72,701
Processing and servicing	57,188	55,359	113,910	107,915
Customer acquisition costs	11,263	12,130	22,699	23,788
Depreciation and amortization	4,506	3,701	8,892	7,576
Total costs of services	456,204	474,948	870,564	897,986
General and administrative	32,584	29,377	65,466	59,423
Total expenses	488,788	504,325	936,030	957,409
Income from operations	29,733	21,652	52,976	36,214
Other income (expense):
Interest income	45	41	160	82
Interest expense	(756)	(1,116)	(1,606)	(2,308)
Provision for processing system intrusion costs	(81)	(372)	(238)	(675)
Other, net	(4)	(308)	(4)	(745)
Total other income (expense)	(796)	(1,755)	(1,688)	(3,646)
Income before income taxes	28,937	19,897	51,288	32,568
Provision for income taxes	10,975	7,505	19,474	12,314
Net income	17,962	12,392	31,814	20,254
Less: Net income attributable to noncontrolling interests	161	134	259	181
Net income attributable to Heartland	$17,801	$12,258	$31,555	$20,073

Net income	$17,962	$12,392	$31,814	$20,254
Other comprehensive income (loss):
Unrealized gains on investments, net of income tax of $2, $0, $10 and $2	4	—	15	5
Unrealized losses on derivative financial instruments	(3)	(536)	(9)	(582)
Foreign currency translation adjustment	(267)	97	(36)	453
Comprehensive income	17,696	11,953	31,784	20,130
Less: Comprehensive income attributable to noncontrolling interests	81	163	248	317
Comprehensive income attributable to Heartland	$17,615	$11,790	$31,536	$19,813

Earnings per common share:
Basic	$0.46	$0.32	$0.81	$0.52
Diluted	$0.44	$0.31	$0.78	$0.50
Weighted average number of common shares outstanding:
Basic	38,844	38,792	38,840	38,625
Diluted	40,448	40,128	40,504	39,934

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Heartland Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Treasury Stock	Noncontrolling Minority Interests	Total Equity
	Shares	Amount
Six Months Ended June 30, 2011:
Balance, January 1, 2011	38,415	$38	$185,689	$37	$(8,471)	$—	$301	$177,594
Issuance of common stock– options exercised	698	1	5,733	—	—	—	—	5,734
Issuance of common stock – RSU's vested	59	—	(518)	—	—	—	—	(518)
Excess tax benefit on stock options exercised	—	—	2,537	—	—	—	—	2,537
Share-based compensation	—	—	3,700	—	—	—	—	3,700
Other comprehensive (loss) income	—	—	—	(260)	—	—	136	(124)
Dividends on common stock	—	—	—	—	(3,095)	—	—	(3,095)
Net income for the period	—	—	—	—	20,073	—	181	20,254
Balance June 30, 2011	39,172	$39	$197,141	$(223)	$8,507	$—	$618	$206,082

Six Months Ended June 30, 2012:
Balance, January 1, 2012	38,848	$39	$207,643	$(680)	$29,236	$(16,828)	$642	$220,052
Issuance of common stock – options exercised	1,038	2	11,838	—	—	—	—	11,840
Issuance of common stock – RSU's vested	77	—	(1,247)	—	—	—	—	(1,247)
Excess tax benefit on stock options exercised		—	4,556	—	—	—	—	4,556
Repurchase of common stock	(1,157)	—	—	—	—	(33,172)	—	(33,172)
Share-based compensation	—	—	6,901	—	—	—	—	6,901
Other comprehensive loss	—	—	—	(19)	—	—	(11)	(30)
Dividends on common stock	—	—	—	—	(4,680)	—	—	(4,680)
Net income for the period	—	—	—	—	31,555	—	259	31,814
Balance June 30, 2012	38,806	$41	$229,691	$(699)	$56,111	$(50,000)	$890	$236,034

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flow
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$31,814	$20,254
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	22,509	24,400
Other depreciation and amortization	14,714	14,023
Addition to loss reserves	1,195	3,381
Provision for doubtful receivables	390	1,270
Share-based compensation	6,901	3,700
Deferred taxes	4,522	2,253
Exit costs for service center	—	771
Other	29	83
Changes in operating assets and liabilities:
Increase in receivables	(2,324)	(17,561)
Decrease in inventory	383	1,093
Payment of signing bonuses, net	(15,461)	(14,161)
Increase in capitalized customer acquisition costs	(8,257)	(6,942)
Decrease (increase) in prepaid expenses	886	(2,750)
(Increase) decrease in current tax assets	(945)	15,758
Increase in deposits and other assets	(53)	(295)
Excess tax benefits on employee share-based compensation	(4,556)	(2,537)
Increase in reserve for unrecognized tax benefits	371	273
(Decrease) increase in due to sponsor bank	(9,430)	7,512
Increase in accounts payable	9,035	666
(Decrease) increase in accrued expenses and other liabilities	(11,457)	1,723
Increase in processing liabilities and loss reserves	5,263	2,025
Payouts of accrued buyout liability	(6,655)	(7,276)
Increase in accrued buyout liability	8,447	6,330
Net cash provided by operating activities	47,321	53,993
Cash flows from investing activities
Purchase of investments held to maturity	(1,865)	(2,178)
Maturities of investments held to maturity	676	1,282
(Increase) decrease in funds held for payroll customers	(6,323)	1,818
Increase (decrease) in deposits held for payroll customers	6,348	(1,812)
Acquisition of business, net of cash acquired	(23,682)	(7,598)
Purchases of property and equipment	(16,420)	(20,365)
Net cash used in investing activities	(41,266)	(28,853)
Cash flows from financing activities
Proceeds from borrowings	26,000	—
Principal payments on borrowings	(7,502)	(30,778)
Proceeds from exercise of stock options	11,840	5,733
Excess tax benefits on employee share-based compensation	4,556	2,537
Repurchases of common stock	(33,586)	—
Dividends paid on common stock	(4,680)	(3,095)
Net cash used in financing activities	(3,372)	(25,603)

Net increase (decrease) in cash	2,683	(463)
Effect of exchange rates on cash	(33)	37
Cash at beginning of year	40,301	41,729
Cash at end of period	$42,951	$41,303

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$1,488	$2,132
Income taxes	15,457	(5,972)
See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Operations
Basis of Financial Statement Presentation— The accompanying condensed consolidated financial statements include those of Heartland Payment Systems, Inc. (the “Company,” “we,” “us,” or “our”) and its wholly-owned subsidiaries, Heartland Payroll Company (“HPC”), Debitek, Inc. (“Debitek”) and Heartland Acquisition LLC (“Network Services”), and its 70% owned subsidiary Collective POS Solutions Ltd. (“CPOS”). The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation. Certain amounts relating to 2011 financial information have been reclassified to conform with the current year presentation.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company's management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company's financial position at June 30, 2012, its results of operations, changes in stockholders’ equity and cash flows for the six months ended June 30, 2012 and 2011. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011. The December 31, 2011 condensed consolidated balance sheet was derived from the audited 2011 consolidated financial statements.

In the Consolidated Statements of Cash Flow, the prior period reflects a correction to the presentation of the reconciliation of net income to net cash provided by operating activities. Previously, the reconciliation of net income to net cash provided by operating activities started with net income attributable to Heartland, and net income attributable to noncontrolling interests was included as a reconciling item. As restated, the reconciliation of net income to net cash provided by operating activities starts with net income which includes noncontrolling interests. This change had no effect on reported net cash provided by operating activities.

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
Over 73% of the Company's revenue is derived from processing and settling Visa and MasterCard bankcard transactions for its merchant customers. Because the Company is not a ''member bank'' as defined by Visa and MasterCard, in order to process and settle these bankcard transactions for its merchants, the Company has entered into sponsorship agreements with member banks. Visa and MasterCard rules restrict the Company from performing funds settlement or accessing merchant settlement funds and require that these funds be in the possession of the member bank until the merchant is funded. A sponsorship agreement permits the Company to route Visa and MasterCard bankcard transactions under the member bank's control and identification numbers to clear credit bankcard transactions through Visa and MasterCard. A sponsorship agreement also enables the Company to settle funds between cardholders and merchants by delivering funding files to the member bank, which in turn transfers settlement funds to the merchants' bank accounts. These restrictions place the settlement assets and obligations under the control of the member bank.
The sponsorship agreements with the member banks require, among other things, that the Company abide by the by-laws and regulations of the Visa and MasterCard networks, and certain of the Sponsor banks require a certificate of deposit or a cash balance in a deposit account. If the Company breaches a sponsorship agreement, the Sponsor banks may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative Sponsor bank. The Company is dependent on its Sponsor banks, Visa and MasterCard for notification of any compliance breaches. As of June 30, 2012, the Company has not been notified of any such issues by its Sponsor banks, Visa or MasterCard.

At June 30, 2012, the Company is party to five bank sponsorship agreements.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

•
The Company entered into a sponsorship agreement with KeyBank, National Association on April 1, 1999 and on December 22, 2011, the Company entered into an amendment agreement that extended the expiration date of that agreement to October 1, 2012.

•	In 2007, the Company entered into a sponsorship agreement with Heartland Bank, an unrelated third party. The agreement with Heartland Bank has been renewed through September 2013.

•
In November 2009, the Company entered into a sponsorship agreement with The Bancorp Bank to sponsor the Company's large national and mid-tier merchants processed by Network Services. The agreement with The Bancorp Bank expires in November 2014.

•
On March 24, 2011, the Company entered into a sponsorship agreement with Barclays Bank Delaware to sponsor certain of the Company's large national merchants processed by Network Services. The agreement with Barclays Bank Delaware expires in March 2016 with an automatic one year renewal.

•
On February 8, 2012, the Company entered into a sponsorship agreement with Wells Fargo Bank, N.A. ("WFB"). The WFB sponsorship agreement will be in effect until February 8, 2016 and will automatically renew for successive three year periods unless either party provides six months' written notice of nonrenewal to the other party. Processing activity associated with the WFB sponsorship has not yet commenced.

Following is a breakout of the Company’s total Visa and MasterCard settled bankcard processing volume for the month ending June 30, 2012 by percentage processed under its individual bank sponsorship agreements:

Sponsor Bank	% of June 2012 Bankcard Processing Volume
KeyBank, National Association	64%
The Bancorp Bank	15%
Barclays Bank Delaware	13%
Heartland Bank	8%

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

Since its announcement of the Processing System Intrusion on January 20, 2009 and through June 30, 2012, the
Company has expensed a total of $147.3 million, before reducing those charges by $31.2 million of total insurance recoveries. The majority of the total charges of approximately $114.7 million relates to settlements of claims. Approximately $32.6 million of the total charges were for legal fees and costs the Company incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

During the three months ended June 30, 2012, the Company incurred approximately $0.1 million, or less than one cent per share, for legal fees and costs it incurred related to the Processing System Intrusion. During the three months ended
June 30, 2011, the Company expensed approximately $0.4 million, or less than one cent per share, related to the Processing System Intrusion. During the six months ended June 30, 2012, the Company incurred approximately $0.2 million, or less than one cent per share, for legal fees and costs it incurred related to the Processing System Intrusion. During the six months ended June 30, 2011, the Company expensed approximately $0.7 million, or $0.01 per share, related to the Processing System Intrusion.

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
Cash and Cash Equivalents—At June 30, 2012, cash included approximately $29.0 million of processing-related cash in transit and collateral, compared to approximately $28.0 million of processing-related cash in transit and collateral at December 31, 2011.
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

Generally, the Company uses cash available for investment to fund these advances to SME merchants; when available cash has been expended, the Company directs its sponsor banks to make these advances, thus generating a payable to the sponsor banks. We pay our sponsor banks the prime rate on these payables. At June 30, 2012, the Company used $48.5 million of its available cash to fund merchant advances and at December 31, 2011, the Company used $40.0 million of its cash to fund merchant advances. The amount due to sponsor banks for funding advances was $43.1 million at June 30, 2012 and $45.2 million at December 31, 2011. The payable to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment. Unlike the SME merchants, Network Services Merchants are invoiced monthly, on payment terms of 30 days net from date of invoicing.

Receivables also include amounts resulting from the pre-funding of Discover and American Express transactions to some of the Company's merchants and are due from the related bankcard networks. These amounts are recovered the next business day from the date of processing the transaction.

Receivables also include amounts resulting from the sale, installation, training and repair of payment system hardware and software for prepaid card and stored-value card payment systems, campus payment solutions, and Heartland School Solutions. These receivables are mostly invoiced on terms of 30 days net from date of invoicing.

Investments and Funds Held for Payroll Customers—Investments, including those carried on the Condensed Consolidated Balance Sheet as Funds held for payroll customers, consist primarily of fixed income bond funds and certificates of deposit. Funds held for payroll customers also include overnight bank deposits. The majority of investments carried in Funds held for payroll customers are available-for-sale and recorded at fair value based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. In the event of a sale, cost is determined on a specific identification basis. At June 30, 2012, Funds held for payroll customers included cash and cash equivalents of $47.7 million and investments available for sale of $1.2 million.

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

The up-front signing bonus paid for new SME bankcard, payroll and loyalty marketing accounts is based on the estimated gross margin for the first year of the merchant contract. The signing bonus, amount capitalized, and related amortization are adjusted after one year to reflect the actual gross margin generated by the merchant contract during that year. The deferred customer acquisition cost asset is accrued over the first year of SME bankcard merchant processing, consistent with the build-up in the accrued buyout liability, as described below. Beginning in June 2012, Relationship Managers and sales

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

managers earn portfolio equity on their newly installed payroll and loyalty marketing merchant accounts based on the residual commissions they earn on those accounts. The accrued buyout liability and deferred acquisition cost asset will be developed the same as the SME bankcard merchant portfolio equity.

Management evaluates the capitalized customer acquisition costs for impairment by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of June 30, 2012.

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

Accrued Buyout Liability—The Company's Relationship Managers and sales managers are paid residual commissions based on the gross margin generated by monthly SME merchant processing activity. The Company has the right, but not the obligation, to buy out some or all of these commissions, and intends to do so periodically. Such purchases of the commissions are at a fixed multiple of the last twelve months' commissions. Because of the Company's intent and ability to execute purchases of the residual commissions, and the mutual understanding between the Company and the Relationship Managers and sales managers, the Company has accounted for this deferred compensation arrangement pursuant to the substantive nature of the plan. The Company therefore records the amount that it would have to pay (the ''settlement cost'') to buy out non-servicing related commissions in their entirety from vested Relationship Managers and sales managers, and an accrual, based on their progress towards vesting, for those unvested Relationship Managers and sales managers who are expected to vest in the future. As noted above, as the liability increases over the first year of a SME merchant contract, the Company also records a related deferred acquisition cost asset for currently vested Relationship Managers and sales managers. The accrued buyout liability associated with unvested Relationship Managers and sales managers is not included in the deferred acquisition cost asset since future services are required in order to vest. Subsequent changes in the estimated accrued buyout liability due to merchant attrition, same-store sales growth and changes in gross margin are included in the same income statement caption as customer acquisition costs expense.

Beginning in June 2012, Relationship Managers and sales managers earn portfolio equity on their newly installed payroll and loyalty marketing merchant accounts based on the residual commissions they earn on those accounts. The accrued buyout liability and deferred acquisition cost asset will be accrued identically as the SME bankcard merchant portfolio equity.

The accrued buyout liability is based on merchants under contract at the balance sheet date, the gross margin generated by those merchants over the prior twelve months, and the contractual buyout multiple. The liability related to a new merchant is therefore zero when the merchant is installed, and increases over the twelve months following the installation date. The same procedure is applied to unvested commissions over the expected vesting period, but is further adjusted to reflect the Company's estimate that 31% of unvested Relationship Managers and sales managers become vested.

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

Revenue—Revenues are mainly comprised of gross processing revenue, payroll processing revenue and equipment-

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

related income. Gross processing revenue primarily consists of discount fees, per-transaction fees and periodic fees (primarily monthly) from the processing of Visa, MasterCard, American Express and Discover bankcard transactions for merchants. The Company passes through to its customers any changes in interchange or network fees. Gross processing revenue also includes fees for servicing American Express accounts, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, gift and loyalty card fees, fees generated by our Heartland School Solutions business, and other miscellaneous revenue. Payroll processing revenue includes periodic and annual fees charged by HPC for payroll processing services, and interest earned from investing tax impound funds held for our customers. Revenue is recorded as bankcard and other processing transactions are processed or payroll services are performed.
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

Other Income (Expense)— Other income (expense) consists of interest income on cash and investments, the interest cost on our borrowings, the gains or losses on the disposal of property and equipment and other non-operating income or expense items. For the six months ended June 30, 2012, other income (expense) was insignificant. For the six months ended June 30, 2011, other income (expense) included pre-tax charges of $0.8 million reflecting the costs (primarily accrued staff termination costs and fixed asset write downs) associated with closing of the Company's Johnson City, Tennessee service center.

Other income (expense) also includes the pre-tax charges related to the Provision for processing system intrusion costs.

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
The provision for income taxes for the three and six months ended June 30, 2012 and 2011 and the resulting effective tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Provision for income taxes	$10,975	$7,505	$19,474	$12,314
Effective tax rate	37.9%	37.7%	38.0%	37.8%

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

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions, which have been deemed reasonable by management. However, if management's estimates are not representative of actual outcomes, the Company's results could be materially impacted. The Company does not expect any material changes to unrecognized tax benefits in the next twelve months. At June 30, 2012, the reserve for unrecognized tax benefits related to uncertain tax positions was $2.2 million, of which $1.4 million would, if recognized, impact the effective tax rate. At December 31, 2011, the reserve for unrecognized tax benefits related to uncertain tax positions was $1.8 million, of which $1.1

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

million would, if recognized, impact the effective tax rate.

Share–Based Compensation—- In the fourth quarter of 2010, the Company's Board of Directors approved grants of 508,800 performance-based Restricted Share Units. These Restricted Share Units are share awards which would vest 50% in 2013, 25% in 2014, and 25% in 2015 only if, over the term of these Restricted Share Units, the following diluted earnings per share targets for the years ended December 31, 2012, 2013 and 2014 are achieved:

	2012	2013	2014
Diluted Earnings Per Share (a)	$1.48	$1.74	$2.04

(a)	Calculated on a Pro Forma basis to exclude non-operating gains and losses, if any, and excluding the after-tax impact of Share-based Compensation Expense.

As of December 31, 2011, management determined that achieving these performance targets was probable to occur and began recording share-based compensation expense for these Restricted Share Units. The closing price of the Company's common stock on the grant date equals the grant date fair value of these nonvested Restricted Share Units awards and will be recognized as compensation expense over their vesting periods.

In the fourth quarter of 2011, the Company's Board of Directors approved grants of 164,808 performance-based Restricted Share Units. These Restricted Share Units are nonvested share awards which would vest 50% in 2014 and 50% in 2015 only if the Company achieves a diluted earnings per share compound annual growth rate ("CAGR") of seventeen percent (17%) for the two-year period ending December 31, 2013. Diluted earnings per share will be calculated on a Pro Forma basis to exclude non-operating gains and losses, if any, and exclude the after-tax impact of Share-based Compensation Expense. For each 1% that the CAGR actually achieved by the Company for the two year period ending on December 31, 2013 is above the 17% target, the number of shares underlying the Restricted Share Units awarded would be increased by 3.09%; provided, however, that the maximum increase in the number of shares that may be awarded is 100%. Likewise, for each 1% that the CAGR actually achieved by the Company for the two-year period ending on December 31, 2013 is below the 17% target, the number of shares underlying the Restricted Share Units awarded would be decreased by 1.13%. If the target CAGR is missed by 80% or more, then the number of shares awarded is zero.

As of June 30, 2012, management determined that achieving a CAGR for the two-year period ending December 31, 2013 which would result in earning the maximum 100% increase in the number of shares that may be awarded was probable to occur, and began recording share-based compensation expense for these Restricted Share Units based on 329,616 shares. The closing price of the Company's common stock on the grant date equals the grant date fair value of these nonvested Restricted Share Units awards and will be recognized as compensation expense over their vesting periods.

Diluted earnings per share for the six months ended June 30, 2012 and 2011 were computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options and vesting of Restricted Share Units, where dilutive.

Common Stock Repurchases. On October 21, 2011, the Company's Board of Directors authorized the repurchase of up to $50 million worth of the Company's outstanding common stock. Repurchases under this program were made through the open market in accordance with applicable laws and regulations. The Company funded repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including the proceeds of options exercises. At June 30, 2012, the Company had no amounts remaining under the October 21, 2011 authorization to repurchase its common stock. On July 27, 2012, the Company's Board of Directors authorized a new program to repurchase up to $50 million of the Company's outstanding common stock under essentially the same terms as the October 21, 2011 program.

Under the October 21, 2011 authorization from its Board of Directors, during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively, the Company repurchased an aggregate of 1,157,440 shares of its common stock at a total cost of $33.2 million, at an average cost of $28.66 per share, and 778,889 shares of its common stock at a total cost of $16.8 million, at an average cost of $21.61 per share. No common stock was repurchased in the six months ended June 30, 2011.

Derivative Financial Instruments—The Company utilizes derivative instruments to manage interest rate risk on its borrowings under its Second Amended and Restated Credit Agreement dated November 24, 2010 with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders who are a party to the Credit Agreement. The Company recognizes the fair value of derivative financial instruments in the Condensed Consolidated Balance Sheets in investments, or accrued expenses

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

and other liabilities. Changes in fair value of derivative instruments are recognized immediately in earnings unless the derivative is designated and qualifies as a hedge of future cash flows. For derivatives that qualify as hedges of future cash flows, the effective portion of changes in fair value is recorded in other comprehensive income and reclassified into interest expense in the same periods during which the hedged item affects earnings. Any ineffectiveness of cash flow hedges would be recognized in Other income (expense) in the Condensed Consolidated Statements of Income and Comprehensive Income during the period of change.
In January 2011, the Company entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50 million as a hedge of future cash flows on the variable rate debt outstanding under its Term Credit Facility. These interest rate swaps convert the related notional amount of variable rate debt to fixed rate. At June 30, 2012, the remaining notional amount of these interest rate swaps was $38.8 million and the fair value of these interest rate swaps, $0.9 million, was recorded as a liability in accrued expenses and other liabilities. The related deferred tax benefit was $0.3 million. At December 31, 2011, the remaining notional amount of these interest rate swaps was $42.5 million and the fair value of these interest rate swaps, $0.9 million, was recorded as a liability in accrued expenses and other liabilities. The related deferred tax benefit was $0.3 million.

Foreign Currency—The Canadian dollar is the functional currency of CPOS, which operates in Canada. CPOS' revenues and expenses are translated at the average exchange rates prevailing during the period. The foreign currency assets and liabilities of CPOS are translated at the period-end rate of exchange. The resulting translation adjustment is allocated between the Company and CPOS' noncontrolling interests and is recorded as a component of other comprehensive income or noncontrolling interests in total equity. At June 30, 2012, the cumulative foreign currency translation reflected a loss of $0.3 million and at June 30, 2011 reflected a gain of $0.2 million. The Company intends to indefinitely reinvest undistributed earnings of CPOS and has not tax affected the cumulative foreign currency translation gain or loss. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not material.
Noncontrolling Interests— Noncontrolling interests represent noncontrolling minority stockholders' share of the equity and after-tax net income or loss of consolidated subsidiaries. Noncontrolling minority stockholders' share of after-tax net income or loss of consolidated subsidiaries is included in Net income attributable to noncontrolling interests in the Condensed Consolidated Statement of Income and Comprehensive Income. The minority stockholders’ interests included in noncontrolling interests in the June 30, 2012 and December 31, 2011 Condensed Consolidated Balance Sheet were $0.9 million and $0.6 million, respectively, and reflect the original investments by these minority shareholders in the consolidated subsidiaries, along with their proportionate share of the earnings or losses of the subsidiaries.
Subsequent Events—The Company evaluated subsequent events with respect to the Consolidated Financial Statements as of and for the six months ended June 30, 2012.
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

In September 2011, the FASB issued an accounting standard update on testing goodwill for impairment. This guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after
December 15, 2011 (early adoption is permitted). The Company early adopted this update at December 31, 2011 and the implementation of this update did not have a material effect on the Company's Consolidated Financial Statements.

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

In July 2012, the FASB issued an accounting standard update on testing indefinite-lived intangible assets for impairment. This guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The Company is currently evaluating the impact of this update on the Company's consolidated financial statements.

3. Acquisitions

The Company initiated its Heartland School Solutions product through its acquisitions of the school solutions businesses operated by Lunchbox, Comalex, mySchoolBucks, School-Link Technologies and Lunch Byte Systems. Lunchbox, Comalex, mySchoolBucks, School-Link Technologies and Lunch Byte Systems, Inc. serve approximately 4,400, 3,700, 900, 10,000, and 10,000 schools, respectively. The combined Heartland School Solutions develops, manufactures, sells, services and maintains computer software designed to facilitate accounting and management functions of school food service operations. These acquisitions provide the Company with the ability to offer Internet payment capability to parents, which facilitates on-line deposits of funds into student accounts and enables schools to operate more efficiently. The Company plans to consolidate the individual platforms and products of Lunchbox, Comalex, mySchoolBucks, School-Link Technologies and Lunch Byte Systems, Inc. to optimize synergies, cost efficiencies and product offerings to customers. Pro forma results of operations have not been presented because the effect of these acquisitions was not material. The entire amount of goodwill is expected to be deductible for income tax reporting. Details of the individual acquisition transactions follow:

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

School-Link Technologies, Inc.
On September 30, 2011, the Company purchased for a $15.6 million cash payment the net assets of School-Link Technologies, Inc. The acquisition was funded with cash on hand. The transaction was accounted for under the purchase method of accounting. Beginning October 1, 2011, School-Link's results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $28.7 million to goodwill, $4.3 million to intangible assets and $17.4 million to net tangible liabilities. The fair values of the School-Link Technologies' assets acquired and liabilities assumed were estimated as of their acquisition date. The fair values are preliminary, based on estimates, and may be adjusted as more information becomes available and valuations are finalized.

Lunch Byte Systems, Inc.
On June 29, 2012, the Company purchased for a $26.0 million cash payment the net assets of Lunch Byte Systems, Inc. (a.k.a. "Nutrikids"). The $26.0 million cash payment made on June 29, 2012 was funded through our Revolving Credit Facility and subsequently repaid with cash on hand in July 2012. Beginning July 1, 2012, Lunch Byte's results of operations will be included in the Company's results of operations. The transaction was accounted for under the purchase method of accounting. The allocation of the total purchase price was as follows: $15.2 million to goodwill, $7.0 million to intangible assets and $3.8 million to net tangible assets. The fair values of the Lunch Byte Systems' assets acquired and liabilities assumed were estimated as of their acquisition date. The fair values are preliminary, based on estimates, and may be adjusted as more information becomes available and valuations are finalized. The weighted average amortization life for the 2012 acquired finite lived intangible assets related to acquisition of Lunch Byte is as follows:

Weighted-average amortization life
(In years)
Customer relationships	6.0
Software	3.3
Non-compete agreements	5.0
Total	5.9

4. Receivables
A summary of receivables by major class was as follows at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(In thousands)
Accounts receivable from merchants	$165,784	$151,228
Accounts receivable from bankcard networks	14,298	24,301
Accounts receivable from others	1,433	2,457
	181,515	177,986
Less allowance for doubtful accounts	(1,419)	(1,451)
Total receivables, net	$180,096	$176,535
Included in accounts receivable from others are amounts due from employees which are $0.6 million at June 30, 2012 and December 31, 2011, respectively. Accounts receivable related to bankcard networks are primarily amounts which were pre-funded to merchants for processing Discover and American Express bankcard transactions as well as amounts due from Visa for PIN debit transactions.
A summary of the activity in the allowance for doubtful accounts for the three and six months ended June 30, 2012 and 2011 was as follows:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Beginning balance	$1,453	$898	$1,451	$683
Additions to allowance	307	570	390	1,270
Charges against allowance	(341)	(261)	(422)	(746)
Ending balance	$1,419	$1,207	$1,419	$1,207

5. Funds Held for Payroll Customers and Investments
A summary of Funds held for payroll customers and investments, including the cost, gross unrealized gains (losses) and estimated fair value for investments held to maturity and investments available-for-sale by major security type and class of security were as follows at June 30, 2012 and December 31, 2011:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
June 30, 2012
Funds Held for Payroll Customers:
Fixed income bond fund - available for sale	$968	$214	$—	$1,182
Cash held for payroll customers	47,677	—	—	47,677
Total Funds held for payroll customers	$48,645	$214	$—	$48,859

Investments:
Investments held to maturity – Certificates of deposit (a)	$3,711	$—	$—	$3,711
Total investments	$3,711	$—	$—	$3,711
(a) Certificates of deposit have remaining terms ranging from 1 month to 14 months.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2011
Funds Held for Payroll Customers:
Fixed income bond fund - available for sale	$968	$190	$—	$1,158
Cash held for payroll customers	41,353	—	—	41,353
Total Funds held for payroll customers	$42,321	$190	$—	$42,511

Investments:
Investments held to maturity – Certificates of deposit	$2,505	$—	$—	$2,505
Total investments	$2,505	$—	$—	$2,505

During the six months ended June 30, 2012 and during the twelve months ended December 31, 2011, the Company did not experience any other-than-temporary losses on its investments.

The maturity schedule of all available-for-sale debt securities and held to maturity investments along with amortized cost and estimated fair value as of June 30, 2012 is as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$4,581	$4,795
Due after one year through five years	98	98
	$4,679	$4,893

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

6. Capitalized Customer Acquisition Costs, Net
A summary of net capitalized customer acquisition costs as of June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Capitalized signing bonuses	$85,669	$86,837
Less accumulated amortization	(43,149)	(45,125)
	42,520	41,712
Capitalized customer deferred acquisition costs	36,767	36,564
Less accumulated amortization	(23,064)	(23,262)
	13,703	13,302
Capitalized customer acquisition costs, net	$56,223	$55,014
A summary of the activity in capitalized customer acquisition costs, net for the three and six month periods ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period	$55,339	$57,316	$55,014	$59,251
Plus additions to:
Capitalized signing bonuses, net	7,907	7,045	15,461	14,161
Capitalized customer deferred acquisition costs	4,289	3,612	8,257	6,942
	12,196	10,657	23,718	21,103
Less amortization expense on:
Capitalized signing bonuses, net	(7,332)	(8,091)	(14,653)	(16,605)
Capitalized customer deferred acquisition costs	(3,980)	(3,928)	(7,856)	(7,795)
	(11,312)	(12,019)	(22,509)	(24,400)
Balance at end of period	$56,223	$55,954	$56,223	$55,954
Net signing bonus adjustments from estimated amounts to actual were $(0.8) million and $(0.2) million, respectively, for the three months ended June 30, 2012 and 2011, and $(1.5) million and $(0.4) million, respectively, for the six months ended June 30, 2012 and 2011. Net signing bonus adjustments are netted against additions in the table above. Negative signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year is less than the estimated gross margin for that year, resulting in the overpayment of the up-front signing bonus and would be recovered from the relevant salesperson. Positive signing bonus adjustments result from the prior underpayment of signing bonuses and would be paid to the relevant salesperson.

Fully amortized signing bonuses of $8.4 million and $11.2 million were written off during the three month periods ended June 30, 2012 and 2011, respectively, and $16.4 million and $23.5 million respectively, were written off during the six month periods ended June 30, 2012 and 2011. In addition, fully amortized customer deferred acquisition costs of $4.2 million and $3.9 million, respectively, were written off during the three months ended June 30, 2012 and 2011, and $8.1 million and $7.7 million, respectively, were written off during the six months ended June 30, 2012 and 2011.

The Company believes that no impairment of capitalized customer acquisition costs has occurred as of June 30, 2012 and December 31, 2011.

7. Intangible Assets and Goodwill
Intangible Assets — Intangible assets consisted of the following as of June 30, 2012 and December 31, 2011:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	June 30, 2012			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Assets
	(In thousands)
Finite Lived Assets:
Customer relationships	$39,537	$6,711	$32,826	3 to 18 years—proportional cash flow
Merchant portfolio	3,345	2,084	1,261	7 years—proportional cash flow
Software	10,152	8,928	1,224	1 to 5 years—straight line
Non-compete agreements	3,323	1,346	1,977	3 to 5 years—straight line
Other	454	383	71	2 to 9 years—straight line
	$56,811	$19,452	$37,359

	December 31, 2011			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Assets
	(In thousands)
Finite Lived Assets:
Customer relationships	$33,166	$5,406	$27,760	3 to 18 years—proportional cash flow
Merchant portfolio	3,345	1,819	1,526	7 years—proportional cash flow
Software	10,078	8,612	1,466	2 to 5 years—straight line
Non-compete agreements	2,794	1,126	1,668	3 to 5 years—straight line
Other	457	379	78	2 to 9 years—straight line
	$49,840	$17,342	$32,498
Amortization expense related to the intangible assets was $1.1 million and $1.2 million, respectively, for the three months ended June 30, 2012 and 2011 and $2.2 million and $2.7 million for the six months ended June 30, 2012 and 2011, respectively. The estimated remaining amortization expense related to intangible assets in twelve month increments is as follows:

For the Twelve Months Ended June 30,
(In thousands)
2013	$6,041
2014	5,269
2015	4,582
2016	4,021
2017	2,926
Thereafter	14,520
$37,359

Goodwill — The changes in the carrying amount of goodwill for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Beginning balance	$103,399	$68,319
Goodwill acquired during the period	15,231	5,987
Effects of foreign currency translation	(20)	353
Other (a)	—	456
Ending balance	$118,610	$75,115
(a) Reflects adjustments to allocations of purchase price.

8. Processing Liabilities and Loss Reserves
The majority of our processing liabilities include funds in transit associated with bankcard and check processing. In addition, we maintain merchant deposits to offset potential liabilities from merchant chargeback processing. A summary of

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

processing liabilities and loss reserves was as follows at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(In thousands)
Merchant bankcard processing	$14,371	$10,295
Check processing	12,239	8,594
Merchant deposits	8,642	9,839
Loss reserves	1,977	1,961
	$37,229	$30,689

The Company's bankcard processing merchants have the liability for any charges properly reversed by the cardholder through a mechanism known as a chargeback. If the merchant is unable to pay this amount, the Company will be liable to the card brand networks for the reversed charges. The Company has determined that the fair value of its obligation to stand ready to perform is minimal. The Company requires personal guarantees and merchant deposits from certain merchants to minimize its obligation.

The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company's SME merchant transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company's exposure to chargebacks is the last four months' processing volume on the SME portfolio, which was $24.7 billion and $22.3 billion for the four months ended June 30, 2012 and December 31, 2011, respectively. However, for the four months ended June 30, 2012 and December 31, 2011, the Company was presented with $11.1 million and $12.2 million, respectively, in chargebacks by issuing banks. In the six months ended June 30, 2012 and 2011, the Company incurred merchant credit losses of $0.9 million and $2.9 million, respectively, on total SME bankcard dollar volumes processed of $35.3 billion and $32.9 billion, respectively. These credit losses are included in processing and servicing costs in the Company's Condensed Consolidated Statement of Income and Other Comprehensive Income.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company's SME merchants. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated credit and fraud losses on its Condensed Consolidated Balance Sheet, amounting to $2.0 million at June 30, 2012 and at December 31, 2011. This reserve is determined by performing an analysis of the Company's historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Beginning balance	$1,960	$1,739	$1,961	$1,667
Additions to reserve	928	1,892	1,195	3,381
Charges against reserve (a)	(911)	(1,775)	(1,179)	(3,192)
Ending balance	$1,977	$1,856	$1,977	$1,856
(a)Included in these amounts are payroll segment losses of $36,000 and $20,000, respectively, for the three months ended June 30, 2012 and 2011, and $48,000 and $79,000, respectively, for the six months ended June 30, 2012 and 2011.

9. Accrued Buyout Liability
A summary of the accrued buyout liability was as follows as of June 30, 2012 and December 31, 2011:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	June 30, 2012	December 31, 2011
	(In thousands)
Vested Relationship Managers and sales managers	$32,576	$30,269
Unvested Relationship Managers and sales managers	874	1,389
	33,450	31,658
Less current portion	(9,232)	(8,104)
Long-term portion of accrued buyout liability	$24,218	$23,554
In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.1 million at June 30, 2012 and December 31, 2011.
A summary of the activity in the accrued buyout liability for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Beginning balance	$33,568	$28,242	$31,658	$28,810
Increase in settlement obligation, net	4,240	3,723	8,447	6,330
Buyouts	(4,358)	(4,101)	(6,655)	(7,276)
Ending balance	$33,450	$27,864	$33,450	$27,864

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

The Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $50 million (the “Revolving Credit Facility”), of which up to $10 million may be used for the issuance of letters of credit and up to $5 million is available for swing line loans. Upon the prior approval of the administrative agent, the Company may increase the total revolving commitments by $50 million for a total commitment under the Revolving Credit Facility of $100 million. On July 20, 2012, the Company entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. The Amendment amends the Credit Agreement by, among other things, allowing the Company to increase the total Revolving Credit Facility commitments from $100 million to $150 million upon the prior approval of the administrative agent. The Revolving Credit Facility is available to the Company on a revolving basis until November 24, 2015. All principal and interest not previously paid on the Revolving Credit Facility will mature and be due and payable on November 24, 2015.

The Credit Agreement also provides for a term credit facility in the aggregate amount of up to $100 million (the “Term Credit Facility”). The Term Credit Facility requires amortization payments in the amount of $3.75 million for each fiscal quarter during the fiscal years ended December 31, 2011 and 2012, $5.0 million for each fiscal quarter during the fiscal years ended December 31, 2013 and 2014, and $7.5 million for each fiscal quarter during the period commencing on January 1, 2015 through the maturity date on November 24, 2015. All principal and interest not previously paid on the Term Credit Facility will mature and be due and payable on November 24, 2015. Amounts borrowed and repaid under the Term Credit Facility may not be re-borrowed. Principal payments due under the Term Credit Facility as of June 30, 2012 were as follows:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

For the Twelve Months Ended June 30,	(In thousands)
2013	$17,500
2014	20,000
2015	25,000
2016	15,000
Total	$77,500

The Credit Agreement contains covenants which include: the Company's maintenance of certain leverage and fixed charge coverage ratios; limitations on its indebtedness, liens on its properties and assets, its investments in, and loans to other business units, its ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to certain of the Company's subsidiaries. The Company was in compliance with these covenants as of June 30, 2012 and expects it will remain in compliance with these covenants for at least the next twelve months.
Under the terms of the Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1%, in each case plus a margin determined by its current leverage ratio.

The weighted average interest rate at June 30, 2012 was 2.9%. Total fees and direct costs paid for the Credit Agreement through June 30, 2012 were $1.3 million. These costs are being amortized to interest expense over the life of the Credit Agreement.

At June 30, 2012, there was $77.5 million outstanding under the Term Credit Facility and $26.0 million outstanding under the Revolving Credit Facility. The $26.0 million on the Revolving Credit Facility was used to fund the acquisition of Lunch Byte and was repaid in July 2012.

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

Future minimum lease payments for all non-cancelable operating leases as of June 30, 2012 were as follows:

For the Twelve Months Ended June 30,	(In thousands)
2013	$7,658
2014	5,476
2015	3,535
2016	2,099
2017	2,108
Thereafter	3,870
Total future minimum lease payments (a)	$24,746
(a) There were no material capital leases at June 30, 2012

Rent expense for leased facilities and equipment was $2.0 million and $2.2 million, respectively, for the three months ended June 30, 2012 and 2011, and $4.1 million and $4.4 million, respectively, for the six months ended June 30, 2012 and 2011.

Commitments—Certain officers of the Company have entered into employee confidential information and non-competition agreements under which they are entitled to severance pay equal to their base salary and medical benefits for twelve months and a pro-rated bonus in the event they are terminated by the Company other than for cause. There were no material payouts under these agreements in the six months ended June 30, 2012 and 2011.
The following table reflects the Company’s other significant contractual obligations, including leases as discussed above, as of June 30, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$25,277	$9,658	$11,849	$3,770	$—
Telecommunications providers	2,182	2,182	—	—	—
Office and equipment leases	24,746	7,658	9,011	4,207	3,870
Term Credit Facility (b)	77,500	17,500	45,000	15,000	—
	$129,705	$36,998	$65,860	$22,977	$3,870

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

(b)
Interest rates on the Term Credit Facility are variable in nature; however, in January 2011 we entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50.0 million and a current notional amount of $38.8 million. If interest rates were to remain at the June 30, 2012 level, we would make interest payments of $2.4 million in the next 1 year, $2.7 million in the next 1 to 3 years and $0.1 million in the next 3 to 5 years or a total of $5.2 million including net settlements on the fixed-pay amortizing interest rate swaps. In addition, we had $26.0 million outstanding under our Revolving Credit Facility at June 30, 2012. The Revolving Credit Facility is available on a revolving basis until November 24, 2015.

12. Segments
The determination of the Company's business segments is based on how the Company monitors and manages the performance of its operations. The Company's operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

The Company has two reportable segments, as follows: (1) Card, which provides payment processing and related services for bankcard transactions and (2) Other. The Card segment also includes CPOS and Network Services. The Other segment includes Payroll, which provides payroll and related tax filing services, PrepaidCard, which provides prepaid card,

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

stored-value card and loyalty and gift card solutions, and Heartland School Solutions, which provides point-of-sale platforms designed to facilitate food service operations. None of these businesses aggregated in the Other segments meet the defined operating thresholds for disclosing individually as reportable segments.
The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources and corporate services. At June 30, 2012 and 2011, 30% and 37% respectively, of the Other segment's total assets were funds that the Company holds as a fiduciary in its Payroll services activities for payment to taxing authorities. At June 30, 2012 and 2011, 41% and 25% respectively, of the Other segment's total assets was goodwill. Reconciling items include eliminations of intercompany investments and receivables.
A summary of the Company’s segments for the three and six month periods ended June 30, 2012 and 2011 was as follows:

	Card Segment	Other Segment	Unallocated Corporate Administration Amounts	Reconciling Items	Total Amount
	(In thousands)
Three Months Ended June 30, 2012
Total revenues	$502,514	$16,086	$—	$(79)	$518,521
Depreciation and amortization	5,990	1,286	55	—	7,331
Interest income	45	—	—	—	45
Interest expense	833	2	—	(79)	756
Net income attributable to Heartland	19,570	1,948	(3,717)	—	17,801
Total assets	647,956	161,516	—	(169,567)	639,905

Three Months Ended June 30, 2011
Total revenues	$513,632	$12,395	$—	$(50)	$525,977
Depreciation and amortization	6,013	817	121	—	6,951
Interest income	41	—	—	—	41
Interest expense	1,165	1	—	(50)	1,116
Net income attributable to Heartland	16,645	(148)	(4,239)	—	12,258
Total assets	647,216	85,540	—	(153,602)	579,154

Six Months Ended June 30, 2012
Total revenues	$949,733	$39,416	$—	$(143)	$989,006
Depreciation and amortization	12,027	2,576	111	—	14,714
Interest income	160	—	—	—	160
Interest expense	1,745	4	—	(143)	1,606
Net income attributable to Heartland	35,634	4,038	(8,117)	—	31,555
Total assets	647,956	161,516	—	(169,567)	639,905

Six Months Ended June 30, 2011
Total revenues	$968,630	$25,093	$—	$(100)	$993,623
Depreciation and amortization	12,159	1,618	246	—	14,023
Interest income	82	—	—	—	82
Interest expense	2,405	3	—	(100)	2,308
Net income attributable to Heartland	28,140	451	(8,518)	—	20,073
Total assets	647,216	85,540	—	(153,602)	579,154

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Basic:
Net income attributable to Heartland	$17,801	$12,258	$31,555	$20,073
Weighted average common stock outstanding	38,844	38,792	38,840	38,625
Earnings per share	$0.46	$0.32	$0.81	$0.52

Diluted:
Net income attributable to Heartland	$17,801	$12,258	$31,555	$20,073

Basic weighted average common stock outstanding	38,844	38,792	38,840	38,625
Effect of dilutive instruments:
Stock options and restricted share units	1,604	1,336	1,664	1,309
Diluted weighted average shares outstanding	40,448	40,128	40,504	39,934
Earnings per share	$0.44	$0.31	$0.78	$0.50

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
For the six months ended June 30, 2012, there have been no transfers between Level 1 and Level 2 categories. As of June 30, 2012, the Company owns no Level 3 assets or liabilities. The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2012 and at December 31, 2011:

June 30, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:	(In thousands)
Investments available for sale:
Fixed income bond fund (a)	$1,182	$1,182	$—
Investments held to maturity:
Certificates of deposit	3,711	—	3,711
Total assets	$4,893	$1,182	$3,711

Liabilities:
Interest rate swaps	$914	$—	$914
Total liabilities	$914	$—	$914

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:	(In thousands)
Investments available for sale:
Fixed income bond fund (a)	$1,158	$1,158	$—
Investments held to maturity:
Certificates of deposit	2,505	—	2,505
Total assets	$3,663	$1,158	$2,505

Liabilities:
Interest rate swaps	$897	$—	$897
Total liabilities	$897	$—	$897
(a) Amounts included in Funds held for payroll customers on the Condensed Consolidated Balance Sheet

At June 30, 2012 and December 31, 2011, all investments in available-for-sale securities held by the Company were measured using Level 1 inputs and all held to maturity investments held by the Company were measured using Level 2 inputs.

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

The carrying amounts of the Company's cash and cash equivalents and cash held for payroll customers approximate fair value as of June 30, 2012 and December 31, 2011, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. This fair value measurement is classified as Level 1. The carrying amount of the Company's accounts receivable, accounts payable, and accrued expenses approximates fair value as of June 30, 2012 and December 31, 2011, because of the relatively short timeframe to realization. This fair value measurement is classified as Level 2.

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

At June 30, 2012, we provided our bankcard payment processing services to approximately 173,315 active SME merchants located across the United States. This compares to 171,801 active SME bankcard merchants at December 31, 2011, and 174,730 active SME bankcard merchants at June 30, 2011. At June 30, 2012, we provided bankcard payment processing services through Network Services Merchants to 293 merchants with 48,414 locations. Additionally, at June 30, 2012, we provided bankcard payment processing services to over 11,500 merchants in Canada through our 70% owned subsidiary Collective POS Solutions Ltd. (“CPOS”). According to The Nilson Report, in 2011 we were the 6th largest card acquirer in the United States ranked by transaction count and the 9th largest acquirer by processed dollar volume, which consists of both credit and debit Visa and MasterCard transactions, as well as credit card transactions on American Express, Discover, Diners Club, and JCB. These rankings represented 2.8 billion transactions and 4% of the total bankcard processing market, respectively.
Our total bankcard processing volume for the three months ended June 30, 2012 was $26.1 billion, a 21.4% increase from the $21.5 billion processed during the three months ended June 30, 2011. Our total bankcard processing volume for the six months ended June 30, 2012 was $49.4 billion, a 23.2% increase from the $40.1 billion processed during the six months ended June 30, 2011. Our SME bankcard processing volume for the three and six months ended June 30, 2012 was $18.6 billion and $35.3 billion, respectively, increases of 6.2% and 7.2%, respectively, over the three and six months ended June 30,

2011 reflecting increases for same store sales growth, new SME merchants installed, and lower merchant attrition. Our bankcard processing volume for the three and six months ended June 30, 2012 also includes $7.3 billion and $13.8 billion, respectively, of settled volume for Network Services Merchants, compared to $3.8 billion and $6.9 billion, respectively, for the three and six months ended June 30, 2011. Network Services' increase for the 2012 periods primarily reflects the expansion of a contract with a large petroleum merchant to include back end settlement. Bankcard processing volume for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
SME merchants	$18,572	$17,483	$35,271	$32,908
Network Services Merchants	7,288	3,801	13,805	6,913
Canada	194	173	358	309
Total bankcard processing volume (a)	$26,054	$21,457	$49,434	$40,130
(a) Bankcard processing volume includes volume for credit and signature debit transactions.
Merchant attrition is expected in the card payment processing industry in the ordinary course of business. We experience attrition in merchant bankcard processing volume resulting from several factors, including business closures, transfers of merchants' accounts to our competitors and account closures that we initiate due to heightened credit risks relating to, or contract breaches by, merchants, and (when applicable) same store sales contraction. We measure SME processing volume attrition against all SME merchants that were processing with us in the same month a year earlier. During the three months ended June 30, 2012, we experienced a 12.7% average annualized attrition in our SME bankcard processing volume and for the 2012 six month period we experienced attrition of 12.5%. During 2011, 2010 and 2009, we experienced average annual attrition in our SME bankcard processing volume of 13.5%, 15.3% and 22.6%, respectively. Historically, much of our attrition has been related to business closures, which accelerated in 2009 due to weak economic conditions.

In our SME business, we measure same store sales growth, or contraction, as the change in bankcard processing volume for all bankcard merchants that were processing with us in the same month a year earlier. During the three months ended June 30, 2012, same store sales grew 2.2% on average, compared to 2.5% in the quarter ended June 30, 2011 and 2.6% on average in 2011. Same store sales growth or contraction results from the combination of the increasing or decreasing use by consumers of bankcards for the purchase of goods and services at the point of sale, and sales growth or contraction experienced by our retained SME bankcard merchants. The following table compares our same store sales growth or contraction during 2012, 2011, and 2010:

Same Store Sales Growth (Contraction)	2012	2011	2010
First Quarter	3.4%	3.2%	(1.5)%
Second Quarter	2.2%	2.5%	1.1%
Third Quarter		2.3%	2.0%
Fourth Quarter		2.5%	3.8%
Full Year		2.6%	1.3%
Historically, our same store sales experience has tracked overall economic conditions. Due to continuing uncertain economic conditions, management believes that near-term sames store sales growth will be modest.

We measure the overall production of our sales force by new gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. We measure installed margin primarily for our SME card processing, payroll processing and loyalty and gift marketing businesses. Our newly installed gross margin for the three months ended June 30, 2012 increased 20.5% and for the 2012 six month period our gross margin increased 17.9% from the gross margin we installed during the three and six months ended June 30, 2011, respectively. We attribute this increase in newly installed gross margin to higher volumes and margins at newly installed merchants and improved individual productivity achieved by our salespersons. We expect to drive increases in year-over-year installed margin in future periods primarily by increasing our Relationship Manager and Territory Manager count. Our combined Relationship Managers and Territory Managers count amounted to 731 and 810 at June 30, 2011 and June 30, 2012, respectively.

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

In contrast to SME card processing revenues, revenues from our Network Services Merchants are largely driven by the number of transactions we process (whether settled, or only authorized), not our processing volume, as the merchants which comprise Network Services' customer base pay on a per transaction basis for processing services. Additionally, we provide authorization, settlement and account servicing services on our front and back end systems for American Express transactions for larger merchants, and merchants signed to American Express by other processors; for those services we receive compensation from American Express on a per transaction basis. The number of transactions we processed for Network Services Merchants and American Express for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Network Services Merchants:
Settled	246,035	141,787	469,633	264,718
Authorized	645,875	705,546	1,227,186	1,329,299
American Express (a)	8,275	7,922	16,007	15,389
Total	900,185	855,255	1,712,826	1,609,406
(a) Includes only those transactions not eligible for residual compensation

Our internally-developed front-end authorization systems, HPS Exchange, VAPS and NWS, provide us greater control of the electronic transaction process, allow us to offer our merchants a differentiated product offering, and offer economies of scale that we expect will increase our long-term profitability. During the three months ended June 30, 2012 and 2011, approximately 95% and 93%, respectively, of our SME transactions were processed through HPS Exchange. All of our Network Services transactions were processed through VAPS or NWS. During the three months ended June 30, 2012 and 2011, 97% of all SME merchant accounts established were placed on HPS Exchange.
We provide clearing, settlement and merchant accounting services through our own internally developed back-end processing system, Passport. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At both June 30, 2012 and 2011, approximately 99% of total SME bankcard merchants were processing on Passport and all Network Services' settled transactions were processed on Passport.
We provide payroll processing services throughout the United States. At June 30, 2012, we processed payroll for 12,211 customers, an increase of 0.5% from 12,147 payroll customers at June 30, 2011 and an increase of 3.1% from 11,841 payroll customers at December 31, 2011. In the six months ended June 30, 2012 and the full year 2011, we installed 813 and 3,723 new payroll processing customers, respectively. We developed a new comprehensive payroll management system, which we refer to as PlusOne Payroll, that streamlines all aspects of the payroll process to enable time and cost savings. PlusOne Payroll was made available to new and existing customers beginning in 2010. The PlusOne Payroll platform enables us to process payroll on a large scale and provide customizable solutions for businesses of all sizes.

We also provide school nutrition and point-of-sale solutions to K to 12 schools throughout the United States. At June 30, 2012, we provided Heartland School Solutions to over 29,000 public and private schools, compared to over 19,000 public and private schools at December 31, 2011. On June 29, 2012, we acquired the K to 12 school solutions business of Lunch Byte Systems, Inc. accounting for the increase in the number of schools served. See “— Liquidity and Capital Resources — Acquisitions" for detail on our Heartland School Solutions acquisitions.

Second Quarter of 2012 Financial Results
Our financial results for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, benefited from a higher operating margin, reflecting 10.7% year-over-year growth in net revenue and a lesser increase of 3.3% in processing and servicing costs. For the three months ended June 30, 2012, we recorded net income of $17.8 million, or $0.44 per share, compared to $12.3 million, or $0.31 per share, in the three months ended June 30, 2011. The following is a summary of our financial results for the three months ended June 30, 2012:

•
Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased $13.1 million, or 10.7%, from $122.2 million in the three months ended June 30, 2011 to $135.3 million in the three months ended June 30, 2012. The increase in net revenue was driven by the increased card processing net revenue from our SME merchants and increases in revenues for Heartland School Solutions, Payroll processing, and Loyalty and Gift revenues.

•
During the three months ended June 30, 2012, our SME processing volume increased 6.2% to $18.6 billion from $17.5 billion during the three months ended June 30, 2011. We earn percentage-based revenues on our SME processing volume. The year-over-year increase reflects same store sales growth, improved merchant volume attrition, and increased processing activity from new SME merchants installed.

•
Our processing and servicing expenses increased $1.8 million, or 3.3%, from $55.4 million in the three months ended June 30, 2011, to $57.2 million in the three months ended June 30, 2012 primarily due to increased costs associated with processing and servicing higher SME bankcard processing volume, increased residual commission expense and increased costs of sales and servicing related to the higher Heartland School Solutions, payroll processing, and loyalty and gift revenues. The increase in processing and servicing expense also reflects refined allocations of certain information technology related expenses, previously reported in general and administrative expense, to processing and servicing starting in 2012. Partially offsetting the increases in processing and servicing expense was a decrease in costs at our service center and a decrease in card related equipment costs.

•
Our general and administrative expenses increased $3.2 million, or 10.9%, from $29.4 million in the three months ended June 30, 2011 to $32.6 million in the three months ended June 30, 2012. The increase in general and administrative expense for the three months ended June 30, 2012 was primarily due to a $3.0 million increase in personnel costs, including a $2.2 million increase in share-based compensation. General and administrative expenses for the three months ended June 30, 2012 benefited from refined allocations of certain information technology related expenses, previously reported in general and administrative expense, now recorded in processing and servicing expense. General and administrative expenses as a percentage of total revenue for the three months ended June 30, 2012 was 6.3%, up from 5.6% for the three months ended June 30, 2011.

•
As a result of the 10.7% growth achieved in net revenue, a lower increase in processing and servicing expenses and controlled general and administrative expense increases, our income from operations, which we also refer to as operating income, increased $8.1 million to $29.7 million for the three months ended June 30, 2012, from $21.7 million for the three months ended June 30, 2011. Our Operating Margin, which we measure as operating income divided by Net Revenue, was 22.0% for the three months ended June 30, 2012, compared to 17.7% for the three months ended June 30, 2011.

See “— Results of Operations — Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011” for a more detailed discussion of our second quarter financial results.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements are unaudited. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at June 30, 2012, our results of operations, our changes in stockholders' equity and our cash flows for the six months ended June 30, 2012 and 2011. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2012. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in Note 2 to our Condensed Consolidated Financial Statements included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011. The critical accounting estimates described here are those that are most important to the depiction of our financial condition and results of operations, including those whose application requires management's most subjective judgment in making estimates about the effect of matters that are inherently uncertain. The line items on our income statement and balance sheet, which are impacted by management's estimates, are described below.

Revenue
Our bankcard processing revenue is derived from processing and settling Visa, MasterCard, American Express and Discover bankcard transactions for our merchant customers. Our most significant expense related to the generation of those revenues is interchange fees, which are set by the card networks, and paid to the card issuing banks. For our SME merchant bankcard processing, we do not offset bankcard processing revenues and interchange fees because our business practice is to advance the interchange fees to most of our merchants when settling their daily transactions (thus paying the full amount of the transaction to the merchant), and then to collect our full discount fees from our merchants on the first business day of the next month. We believe this policy aids in new business generation, as our merchants benefit from bookkeeping simplicity. However, this results in our carrying a large receivable from our merchants at each period-end, and a corresponding but smaller payable to our sponsor banks, which are settled on the first business day after the period-end. As we are at risk for the receivables, we record the associated revenues on a gross processing revenue basis in our consolidated income statements. Certain of our competitors report their processing revenue net of interchange fees. This is because the card issuing banks make their payments to these competitors net of those interchange fees, and these acquirers pay this reduced amount to their merchants. Since the acquisition of Network Services, we also record a portion of our processing revenues net of interchange fees because the daily cash settlement with Network Services' merchants is net of interchange fees.

Capitalized Customer Acquisition Costs
Capitalized customer acquisition costs consist of (1) up-front signing bonuses paid to Relationship Managers and sales managers, referred to as the "salesperson" or "salespersons," for the establishment of new merchant relationships, and (2) deferred acquisition cost representing the estimated cost of buying out the commissions of vested salespersons at some point in the future. Capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins associated with SME merchant contracts. The capitalized customer acquisition costs are amortized using a method which approximates a proportional revenue approach over the initial three-year term of the merchant contract.

The amount of the up-front signing bonus paid for new SME bankcard, payroll and loyalty marketing accounts is based on the estimated gross margin for the first year of the merchant contract. The gross signing bonuses paid during the six months ended June 30, 2012 and 2011 were $16.9 million and $14.5 million, respectively, and for the full year ended December 31, 2011 were $30.5 million. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The net signing bonus adjustments made during the six months ended June 30, 2012 and 2011 were $(1.5) million and $(0.4) million, respectively. Negative signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year is less than the estimated gross margin for that year, resulting in the overpayment of the up-front signing bonus and would be recovered from the relevant sales person. Positive signing bonus adjustments result from prior underpayments of up-front signing bonuses, and would be paid to the relevant salesperson. The amount of signing bonuses paid which remained subject to adjustment at June 30, 2012 was $32.6 million.

The deferred acquisition cost component of capitalized customer acquisition costs is accrued for vested salespersons over the first year of SME bankcard merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss for the six months ended June 30, 2012.

Accrued Buyout Liability
We pay our salespersons residual commissions based on the gross margin generated from the monthly processing activity of SME merchants signed by them. We refer to these residual commissions as the ''owned'' portion of such commissions, or ''portfolio equity.'' The salesperson has no obligation to perform additional services for the merchant for so long as the merchant continues processing with us. We accrue the buyout liability, which represents the estimated current settlement cost of buying out all vested and expected-to-vest salespersons for the owned portion of such commissions. We also record a deferred acquisition cost asset related to those buyouts, and amortize that asset as an expense over the initial 3-year contract term. Beginning in June 2012, our salespersons earn portfolio equity on their newly installed payroll and loyalty marketing merchant accounts based on the residual commissions they earn on those accounts. The accrued buyout liability and deferred acquisition cost asset will be developed the same as the SME card merchant portfolio equity.

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

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.1 million at June 30, 2012 and December 31, 2011.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During the six months ended June 30, 2012 and 2011 we made buyout payments of approximately $6.7 million and $7.3 million respectively, and during the 2011 full year, we made buyout payments of approximately $10.4 million.

Processing Liabilities and Loss Reserves
The majority of our processing liabilities include funds in transit associated with bankcard and check processing. At June 30, 2012, these funds in transit totaled $26.6 million, compared to approximately $18.9 million at December 31, 2011. In addition, we maintain merchant deposits to offset potential liabilities for merchant chargebacks.

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder's dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant's favor. In these cases, the transaction is ''charged back'' to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At June 30, 2012 and December 31, 2011, we held SME merchant deposits totaling $8.6 million and $9.8 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent bankcard processing volume. At both June 30, 2012 and December 31, 2011, our loss reserve totaled $2.0 million, respectively. Aggregate SME bankcard merchant losses, including losses charged to operations and the loss reserve, were $0.9 million and $2.9 million for the six months ended June 30, 2012 and 2011.

Chargeback losses originating from Network Services bankcard processing on Passport during the full year 2011 and six months ended June 30, 2012 were insignificant.

Share-based Compensation
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

The weighted-average fair value of options we granted during the six months ended June 30, 2012 and the years ended December 31, 2011 and 2010 were $9.36, $7.95 and $6.12, respectively. The fair value of options granted during the six months ended June 30, 2012 and the years ended December 31, 2011 and 2010 was estimated at the grant date using the following weighted average assumptions:

	Six Months Ended	Year Ended December 31,
	June 30, 2012	2011	2010
Expected volatility	55%	55%	54%
Expected life	3.75 years	3.65 years	3.75 years
Expected dividends	1.00%	0.80%	0.40%
Risk-free interest rate	0.51%	0.55%	1.21%

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

As of December 31, 2011, management determined that achieving these performance targets was probable to occur and began recording share-based compensation expense for these Restricted Share Units. The closing price of our common stock on the grant date equals the grant date fair value of these nonvested Restricted Share Units awards and will be recognized as compensation expense over their vesting periods.

In the fourth quarter of 2011, our Board of Directors approved target grants of 164,808 performance-based Restricted Share Units. These Restricted Share Units are nonvested share awards which would vest 50% in 2014 and 50% in 2015 only if we achieve a diluted earnings per share compound annual growth rate ("CAGR") of seventeen percent (17%) for the two-year period ending December 31, 2013. Diluted earnings per share will be calculated on a Pro Forma basis to exclude non-operating gains and losses, if any, and exclude the after-tax impact of stock compensation expense. For each 1% that the CAGR actually achieved for the two-year period ending on December 31, 2013 is above the 17% target, the number of shares underlying the Restricted Share Units awarded would be increased by 3.09%; provided, however, that the maximum increase in the number of shares that may be awarded is 100%. Likewise, for each 1% that the CAGR actually achieved for the two-year period ending on December 31, 2013 is below the 17% target, the number of shares underlying the Restricted Share Units awarded would be decreased by 1.13%. If the target CAGR is missed by 80% or more, then the number of shares awarded is zero.

As of June 30, 2012, management determined that achieving a CAGR for the two-year period ending December 31, 2013 which would result in earning the maximum 100% increase in the number of shares that may be awarded was probable to occur, and began recording share-based compensation expense for these Restricted Share Units based on 329,616 shares. The closing price of our common stock on the grant date equals the grant date fair value of these nonvested Restricted Share Units awards and will be recognized as compensation expense over their vesting periods.

Goodwill
Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. We test goodwill for impairment at least annually and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of the reporting unit. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred.  Such changes may include, among others: a significant decline in expected future cash flows; a sustained decline in market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. We perform annual goodwill impairment testing in the fourth quarter. Our evaluation indicated that no impairment existed as of December 31, 2011. At June 30, 2012 and December 31, 2011, goodwill of $118.6 million and $103.4 million, respectively, is recorded on our Condensed Consolidated Balance Sheet. We may be required to record goodwill impairment losses in future periods, whether in connection with our next annual impairment testing in the fourth quarter of 2012 or prior to that, if any such indicators constitute a triggering event in other than the quarter in which the annual goodwill impairment test is performed.  It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.

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

We also account for the recognition and measurement of tax benefits associated with uncertain tax positions. This requires evaluations of individual tax positions to determine whether any part of that position can be recognized or continues to be recognized in the financial statements. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. We had approximately $2.2 million of total gross unrecognized tax benefits as of June 30, 2012, approximately $1.4 million of which would impact the effective tax rate.

We have recorded income tax expense at U.S. tax rates on all taxable income, except undistributed earnings of CPOS, our Canadian subsidiary. We intend to indefinitely reinvest undistributed earnings of CPOS and accordingly, have provided Canadian income tax on those earnings but not U.S. income tax. The amount of undistributed earnings of CPOS for which we have not recorded U.S. income tax was approximately $3.1 million. In the event of distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes subject to an adjustment, if any, for foreign tax credits. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with this hypothetical calculation.

Results of Operations
Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Three Months Ended June 30,	% of Total Revenue	Three Months Ended June 30,	% of Total Revenue	Change
	2012		2011		Amount	%
Total revenues	$518,521	100.0%	$525,977	100.0%	$(7,456)	(1.4)%
Costs of services:
Interchange	330,742	63.8%	365,207	69.4%	(34,465)	(9.4)%
Dues, assessments and fees	52,505	10.1%	38,551	7.3%	13,954	36.2%
Processing and servicing	57,188	11.0%	55,359	10.5%	1,829	3.3%
Customer acquisition costs	11,263	2.2%	12,130	2.3%	(867)	(7.1)%
Depreciation and amortization	4,506	0.9%	3,701	0.7%	805	21.8%
Total costs of services	456,204	88.0%	474,948	90.3%	(18,744)	(3.9)%
General and administrative	32,584	6.3%	29,377	5.6%	3,207	10.9%
Total expenses	488,788	94.3%	504,325	95.9%	(15,537)	(3.1)%
Income from operations	29,733	5.7%	21,652	4.1%	8,081	37.3%
Other income (expense):
Interest income	45		41		4	9.8%
Interest expense	(756)	(0.1)%	(1,116)	(0.2)%	360	32.3%
Provision for processing system intrusion costs	(81)		(372)	(0.1)%	291	78.2%
Other, net	(4)		(308)	(0.1)%	304	98.7%
Total other income (expense)	(796)	(0.2)%	(1,755)	(0.3)%	959	54.6%
Income before income taxes	28,937	5.6%	19,897	3.8%	9,040	45.4%
Provision for income taxes	10,975	2.1%	7,505	1.4%	3,470	46.2%
Net income	17,962	3.5%	12,392	2.4%	5,570	44.9%
Less: Net income attributable to noncontrolling interests	161		134		27	20.1%
Net income attributable to Heartland	$17,801	3.4%	$12,258	2.3%	$5,543	45.2%

Total Revenues. Total revenues decreased by 1.4% from $526.0 million in the three months ended June 30, 2011 to $518.5 million in the three months ended June 30, 2012, notwithstanding increased processing activity, primarily as a result of the "Durbin Amendment," which was part of the Dodd-Frank Wall Street Reform and Consumer Protection Act that went into effect on October 1, 2011. SME card processing revenues and the Durbin Amendment are discussed below in "—Processing revenues, gross". The breakout of our total revenues for the three months ended June 30, 2012 and 2011 was as follows (in thousands of dollars):

	Three Months Ended June 30,		Change from Prior Year
	2012	2011	Amount	%
Processing revenues, gross (a)	$503,817	$511,517	$(7,700)	(1.5)%
Payroll processing revenues	4,947	4,418	529	12.0%
Equipment-related income	9,757	10,042	(285)	(2.8)%
Total Revenues	$518,521	$525,977	$(7,456)	(1.4)%

(a)
Includes Visa, MasterCard, American Express and Discover bankcard processing revenues, American Express fees, check processing fees, customer service fees, gift card, loyalty, Heartland School Solutions and other miscellaneous revenue.

Processing revenues, gross. Further breakout of our gross processing revenues for the three months ended June 30, 2012 and 2011 was as follows (in thousands of dollars):

	Three Months Ended June 30,		Change from Prior Year
	2012	2011	Amount	%
Merchant Card Processing Revenue:
SME card processing	$452,908	$470,518	$(17,610)	(3.7)%
Network Services card processing	38,402	33,271	5,131	15.4%
CPOS card processing	2,385	2,094	291	13.9%
	493,695	505,883	(12,188)	(2.4)%
Heartland School Solutions income	5,372	1,147	4,225	368.4%
Prepaid Card income	4,242	3,947	295	7.5%
Other miscellaneous revenue	508	540	(32)	(5.9)%
Total Processing Revenues, Gross	$503,817	$511,517	$(7,700)	(1.5)%
The $7.7 million decrease in gross processing revenues from $511.5 million in the three months ended June 30, 2011 to $503.8 million in the three months ended June 30, 2012 was primarily due to a decrease in SME merchant card processing revenue, partially offset by higher revenues from our Heartland School Solutions business and Network Services card processing.
Our gross SME merchant card processing revenues for the three months ended June 30, 2012 reflect a decline as compared to the three months ended June 30, 2011 due to the impact of the Durbin Amendment. The Durbin Amendment places limits on debit card interchange rates that card issuing banks may charge. While not impacting our net revenue (which we present net of interchange, dues and assessments and fees as discussed below in "—Net revenue"), beginning in the fourth quarter of 2011 there was a decrease in the amount of SME interchange expense we record in our Income Statement as a result of the Durbin Amendment. Since our gross SME card processing revenues include the interchange that we pass through to our merchants, our total revenues decreased by an equivalent amount. We estimate that the amount of this decrease on our gross SME merchant card processing revenues for the three months ended June 30, 2012 was a reduction of approximately $50.4 million.
Partially offsetting the impact that the Durbin Amendment had on our gross revenues from SME card processing was the increase in revenue attributable to higher SME bankcard processing volume. For the three months ended June 30, 2012, our SME bankcard processing volume increased 6.2% to $18.6 billion, compared to $17.5 billion for the three months ended June 30, 2011, reflecting increases for same store sales growth, new SME merchants installed, and decreased SME merchant volume attrition.

Network Services increased its card processing revenues based on the 246 million transactions it settled, representing $7.3 billion in processing volume, and the 646 million transactions it authorized through its front-end card processing systems during the three months ended June 30, 2012, as compared to the 142 million transactions it settled, representing $3.8 billion in processing volume, and the 706 million transactions it authorized through its front-end card processing systems during the three months ended June 30, 2011. Network Services' increase for the 2012 period primarily reflects the expansion of a contract with a large petroleum merchant to include back end settlement. We report Network Services’ settled bankcard processing revenues net of credit interchange because the daily cash settlement with Network Services’ merchants is on a net basis. However, the Durbin Amendment did impact Network Services' settled PIN debit interchange by approximately $1.8 million for the three months ended June 30, 2012.

Also contributing to our growth in processing revenues for the three months ended June 30, 2012 were the processing revenues generated by our Heartland School Solutions businesses, reflecting acquisitions we made in 2011 ( see "— Liquidity and Capital Resources” for detail on these acquisitions). During the three months ended

June 30, 2012, we processed for approximately 19,000 K to 12 schools, compared to approximately 9,000 K to 12 schools during the three months ended June 30, 2011.

Payroll processing revenues. Payroll processing revenues, which include fees earned on payroll processing services and interest income earned on funds held for customers, increased by 12.0%, from $4.4 million in the three months ended June 30, 2011 to $4.9 million in the three months ended June 30, 2012, primarily due to price increases for almost half of our payroll processing customers and an increase in the total number of payroll processing customers from 12,147 at June 30, 2011 to 12,211 at June 30, 2012.
Equipment-related income. Equipment-related income decreased by 2.8%, from $10.0 million in the three months ended June 30, 2011 to $9.8 million in the three months ended June 30, 2012, primarily due to a decrease in revenues from the sale of card processing terminals, including our proprietary encryption terminals, referred to as E3 Terminals, partially offset by an increase in sales of equipment in our Heartland School Solutions business.
Net revenue. Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 10.7% from $122.2 million in the three months ended June 30, 2011, to $135.3 million in the three months ended June 30, 2012. The increase in net revenue was driven primarily by increases in SME bankcard processing volume, and increases in revenues from Heartland School Solutions. The following table summarizes our Net Revenue components for the three months ended June 30, 2012 and 2011 (in thousands of dollars):

	Three Months Ended June 30,		Change from Prior Year
	2012	2011	Amount	%
Merchant Card Processing Revenue:
SME card processing	$452,908	$470,518
Less: interchange, dues, assessments and fees	(357,431)	(383,411)
SME card processing net revenue	95,477	87,107	$8,370	9.6%
Network Services card processing	38,402	33,271
Less: interchange, dues, assessments and fees	(25,816)	(20,347)
Network Services card processing net revenue	12,586	12,924	(338)	(2.6)%
CPOS card processing net revenue	2,385	2,094	291	13.9%
Card processing net revenue	110,448	102,125	8,323	8.1%
Heartland School Solutions income	5,372	1,147	4,225	368.4%
Prepaid card income	4,242	3,947	295	7.5%
Other miscellaneous revenue	508	540	(32)	(5.9)%
Processing net revenue	120,570	107,759	12,811	11.9%
Payroll processing revenues	4,947	4,418	529	12.0%
Equipment-related revenues	9,757	10,042	(285)	(2.8)%
Total net revenue	$135,274	$122,219	$13,055	10.7%

Costs of services. Costs of services decreased 3.9% from $474.9 million in the three months ended June 30, 2011 to $456.2 million in the three months ended June 30, 2012, primarily due to the decrease in interchange expense resulting from the Durbin Amendment. Interchange expense decreased 9.4% from $365.2 million in the three months ended June 30, 2011 to $330.7 million in the three months ended June 30, 2012, and represented 63.8% of total revenues in the three months ended June 30, 2012 compared to 69.4% in the three months ended June 30, 2011.

Dues, assessments and fees increased 36.2% from $38.6 million in the three months ended June 30, 2011 to $52.5 million in the three months ended June 30, 2012, primarily as a result of increases in Visa and MasterCard assessments and fees which we pass through to our merchants, and also due to higher SME bankcard processing volume and Network Services transactions. Dues, assessments and fees were 10.1% of total revenues in the three months ended June 30, 2012, compared to 7.3% in the three months ended June 30, 2011.
Processing and servicing expense for the three months ended June 30, 2012 increased by $1.8 million, or 3.3%, compared with the three months ended June 30, 2011. The increase in processing and servicing expenses was due to increased costs associated with processing and servicing higher SME bankcard processing volume, increased residual commission expense and increased cost of sales and servicing related to higher Heartland School Solutions revenues. The increase in processing and servicing expense also reflects refined allocations of certain information technology related expenses, previously reported in general and administrative expense, to processing and servicing starting in 2012. Partially offsetting the increases in processing and servicing expense were decreases in service center and card related equipment costs. As a percentage of total revenue, processing and servicing expense increased to 11.0% for the three months ended June 30, 2012 from 10.5% for the three months ended June 30, 2011.
Customer acquisition costs for the three months ended June 30, 2012 decreased by $0.9 million, or 7.1% compared with the three months ended June 30, 2011. This decline reflects the impacts of the lower signing bonus amortization as capitalized signing bonuses recorded in periods having higher new gross margin installed become fully amortized. Customer acquisition costs for the three months ended June 30, 2012 and 2011 included the following components (in thousands of dollars):

	Three Months Ended June 30,
	2012	2011
Amortization of signing bonuses, net	$7,332	$8,091
Amortization of capitalized customer deferred acquisition costs	3,980	3,928
Increase in accrued buyout liability	4,240	3,723
Capitalized customer deferred acquisition costs	(4,289)	(3,612)
Total customer acquisition costs	$11,263	$12,130

Depreciation and amortization expenses increased 21.8% from $3.7 million in the three months ended June 30, 2011 to $4.5 million in the three months ended June 30, 2012. Most of our investments in information technology have been for security-related enhancements and in support of the continuing development of our processing platforms. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and we capitalized some outsourced programming expenses as well. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized increased from $6.1 million in the three months ended June 30, 2011 to $7.1 million in the three months ended June 30, 2012. The total amount of capitalized costs for projects placed in service in the three months ended June 30, 2012 and 2011 was $5.1 million and $2.0 million, respectively.
General and administrative. General and administrative expenses increased $3.2 million, or 10.9%, from $29.4 million in the three months ended June 30, 2011 to $32.6 million in the three months ended June 30, 2012. This increase was primarily due to a $3.1 million increase in personnel costs, including a $2.2 million increase in share-based compensation. See "— Critical Accounting Estimates — Share-based Compensation" for more detail on share-based compensation expense. General and administrative expenses for the three months ended June 30, 2012 benefited from refined allocations of certain information technology related expenses, previously reported in general and administrative expense, now recorded in processing and servicing expense. General and administrative expenses as a percentage of total revenue for the three months ended June 30, 2012 was 6.3%, an increase from 5.6% for the three months ended June 30, 2011.
Income from operations. As a result of the 10.7% increase in net revenue and much lower increases in processing and servicing expenses, our income from operations, which we also refer to as operating income, improved to $29.7 million for the three months ended June 30, 2012, from $21.7 million for the three months ended June 30, 2011. Our operating margin, which we measure as operating income divided by net revenue, was 22.0% for the three months ended June 30, 2012, compared to 17.7% for the three months ended June 30, 2011.
Interest expense. Interest expense for the three months ended June 30, 2012 was $0.8 million, compared with $1.1 million for the three months ended June 30, 2011. Interest expense in both periods includes interest incurred under our Credit Facilities and interest we recorded on payables to our sponsor banks. The decline in interest expense reflects lower borrowings due to payments we made on our Term Loan Facility. See “-Liquidity and Capital Resources-Credit Facility” for more detail on our borrowings.
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

Since the announcement of the Processing System Intrusion on January 20, 2009 and through June 30, 2012, we have expensed a total of $147.3 million, before reducing those charges by $31.2 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, related to settlements of claims. Approximately $32.6 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

During the three months ended June 30, 2012, we incurred approximately $0.1 million, or less than one cent per share,

for legal fees and costs incurred related to the Processing System Intrusion. During the three months ended June 30, 2011, we expensed approximately $0.4 million, or less than one cent per share, related to the Processing System Intrusion.

Other income (expense), net. Other, net for the three months ended June 30, 2011 included pre-tax charges of $0.3 million reflecting the costs (primarily staff termination costs and fixed asset write downs) associated with the closing of our Johnson City, Tennessee service center.

Income taxes. Income taxes for the three months ended June 30, 2012 were an expense of $11.0 million, reflecting an effective tax rate of 37.9%. This compares to income tax expense of $7.5 million for the three months ended June 30, 2011, reflecting an effective tax rate of 37.7%.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $17.8 million for the three months ended June 30, 2012. This compares to a net income of $12.3 million for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
The following table shows certain income statement data as a percentage of revenue for the periods indicated (in thousands of dollars):

	Six Months Ended June 30,	% of Total Revenue	Six Months Ended June 30,	% of Total Revenue	Change
	2012		2011		Amount	%
Total revenues	$989,006	100.0%	$993,623	100.0%	$(4,617)	(0.5)%
Costs of services:
Interchange	628,690	63.6%	686,006	69.0%	(57,316)	(8.4)%
Dues, assessments and fees	96,373	9.7%	72,701	7.3%	23,672	32.6%
Processing and servicing	113,910	11.5%	107,915	10.9%	5,995	5.6%
Customer acquisition costs	22,699	2.3%	23,788	2.4%	(1,089)	(4.6)%
Depreciation and amortization	8,892	0.9%	7,576	0.8%	1,316	17.4%
Total costs of services	870,564	88.0%	897,986	90.4%	(27,422)	(3.1)%
General and administrative	65,466	6.6%	59,423	6.0%	6,043	10.2%
Total expenses	936,030	94.6%	957,409	96.4%	(21,379)	(2.2)%
Income from operations	52,976	5.4%	36,214	3.6%	16,762	46.3%
Other income (expense):
Interest income	160		82		78	95.1%
Interest expense	(1,606)	(0.2)%	(2,308)	(0.2)%	702	30.4%
Provision for processing system intrusion costs	(238)		(675)	(0.1)%	437	64.7%
Other, net	(4)		(745)	(0.1)%	741	99.5%
Total other income (expense)	(1,688)	(0.2)%	(3,646)	(0.4)%	1,958	53.7%
Income before income taxes	51,288	5.2%	32,568	3.3%	18,720	57.5%
Provision for income taxes	19,474	2.0%	12,314	1.2%	7,160	58.1%
Net income	31,814	3.2%	20,254	2.0%	11,560	57.1%
Less: Net income attributable to noncontrolling interests	259		181		78	43.1%
Net income attributable to Heartland	$31,555	3.2%	$20,073	2.0%	$11,482	57.2%

Total Revenues. Total revenues decreased by 0.5% from $993.6 million in the six months ended June 30, 2011 to $989.0 million in the six months ended June 30, 2012, notwithstanding increased processing activity, primarily as a result of the "Durbin Amendment," which was part of the Dodd-Frank Wall Street Reform and Consumer Protection Act that went into effect on October 1, 2011. SME card processing revenues and the Durbin Amendment are discussed below in "—Processing revenues, gross". The breakout of our total revenues for the six months ended June 30, 2012 and 2011 was as follows (in thousands of dollars):

	Six Months Ended June 30,		Change from Prior Year
	2012	2011	Amount	%
Processing revenues, gross (a)	$958,841	$965,773	$(6,932)	(0.7)%
Payroll processing revenues	11,226	10,127	1,099	10.9%
Equipment-related income	18,939	17,723	1,216	6.9%
Total Revenues	$989,006	$993,623	$(4,617)	(0.5)%

(a)
Includes Visa, MasterCard, American Express and Discover bankcard processing revenues, American Express fees, check processing fees, customer service fees, gift card, loyalty, Heartland School Solutions and other miscellaneous revenue.

Processing revenues, gross. Further breakout of our gross processing revenues for the six months ended June 30, 2012 and 2011 was as follows (in thousands of dollars):

	Six Months Ended June 30,		Change from Prior Year
	2012	2011	Amount	%
Merchant Card Processing Revenue:
SME card processing	$862,134	$887,275	$(25,141)	(2.8)%
Network Services card processing	71,595	63,922	7,673	12.0%
CPOS card processing	4,467	3,868	599	15.5%
	938,196	955,065	(16,869)	(1.8)%
Heartland School Solutions income	10,985	2,199	8,786	399.5%
Prepaid Card income	8,657	7,459	1,198	16.1%
Other miscellaneous revenue	1,003	1,050	(47)	(4.5)%
Total Processing Revenues, Gross	$958,841	$965,773	$(6,932)	(0.7)%

The $6.9 million decrease in gross processing revenues from $965.8 million in the six months ended June 30, 2011 to $958.8 million in the six months ended June 30, 2012 was primarily due to a decrease in SME merchant card processing revenue partially offset by higher revenues from our Heartland School Solutions business, Network Services card processing, and from prepaid card income including loyalty and gift marketing.
Our gross SME merchant card processing revenues for the six months ended June 30, 2012 reflect a decline as compared to the six months ended June 30, 2011 due to the impact of the Durbin Amendment. The Durbin Amendment places limits on debit card interchange rates that card issuing banks may charge. While not impacting our net revenue (which we present net of interchange, dues and assessments and fees as discussed below in "—Net revenue"), beginning in the fourth quarter of 2011 there was a decrease in the amount of SME interchange expense we record in our Income Statement as a result of the Durbin Amendment. Since our gross SME card processing revenues include the interchange that we pass through to our merchants, our total revenues decreased by an equivalent amount. We estimate that the amount of this decrease on our gross SME merchant card processing revenues for the six months ended June 30, 2012 was a reduction of approximately $91.8 million.
Partially offsetting the impact that the Durbin Amendment had on our gross revenues from SME card processing was the increase in revenue attributable to higher SME bankcard processing volume. For the six months ended June 30, 2012, our SME bankcard processing volume increased 7.2% to $35.3 billion, compared to $32.9 billion for the six months ended June 30, 2011, reflecting increases for same store sales growth, new SME merchants installed, and decreased SME merchant volume attrition.

Network Services increased its card processing revenues based on the 470 million transactions it settled, representing $13.8 billion in processing volume, and the 1,227 million transactions it authorized through its front-end card processing systems during the six months ended June 30, 2012, as compared to the 265 million transactions it settled, representing $6.9 billion in processing volume, and the 1,329 million transactions it authorized through its front-end card processing systems during the six months ended June 30, 2011. Network Services' increase for the 2012 period primarily reflects the expansion of a contract with a large petroleum merchant to include back end settlement We report Network Services’ settled bankcard processing revenues net of credit interchange because the daily cash settlement with Network Services’ merchants is on a net basis. However, the Durbin Amendment did impact Network Services' settled PIN debit interchange by approximately $3.4 million for the six months ended June 30, 2012.

Also contributing to our growth in processing revenues for the six months ended June 30, 2012 were the processing revenues generated by our Heartland School Solutions businesses, and from prepaid card income including loyalty and gift marketing. The increase in Heartland School Solution processing revenues for the six months ended June 30, 2012 reflects acquisitions we made in 2011 (see "— Liquidity and Capital Resources” for detail on these acquisitions). At June 30, 2012, we processed for approximately 19,000 K to 12 schools, compared to approximately 9,000 K to 12 schools at June 30, 2011.

Payroll processing revenues. Payroll processing revenues, which include fees earned on payroll processing services and interest income earned on funds held for customers, increased by 10.9%, from $10.1 million in the six months ended June 30, 2011 to $11.2 million in the six months ended June 30, 2012, primarily due to price increases for almost half of our payroll processing customers and an increase in the total number of payroll processing customers from 12,147 at June 30, 2011 to 12,211 at June 30, 2012.
Equipment-related income. Equipment-related income increased by $1.2 million, or 6.9%, from $17.7 million in the six months ended June 30, 2011 to $18.9 million in the six months ended June 30, 2012, primarily due to increases in revenues from the sale of card processing terminals, including our proprietary encryption terminals, referred to as E3 Terminals, which benefited from a one-time sale in the first quarter of 2012, and from sales of equipment in our Heartland School Solutions business.
Net revenue. Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 12.4% from $234.9 million in the six months ended June 30, 2011, to $263.9 million in the six months ended June 30, 2012. The increase in net revenue was driven primarily by increases in SME bankcard processing volume, and increases in revenues from Heartland School Solutions, Payroll processing, Loyalty and Gift and equipment-related income. The following table summarizes our Net Revenue components for the six months ended June 30, 2012 and 2011 (in thousands of dollars):

	Six Months Ended June 30,		Change from Prior Year
	2012	2011	Amount	%
Merchant Card Processing Revenue:
SME card processing	$862,134	$887,275
Less: interchange, dues, assessments and fees	(677,891)	(720,119)
SME card processing net revenue	184,243	167,156	$17,087	10.2%
Network Services card processing	71,595	63,922
Less: interchange, dues, assessments and fees	(47,172)	(38,588)
Network Services card processing net revenue	24,423	25,334	(911)	(3.6)%
CPOS card processing net revenue	4,467	3,868	599	15.5%
Card processing net revenue	213,133	196,358	16,775	8.5%
Heartland School Solutions income	10,985	2,199	8,786	399.5%
Prepaid card income	8,657	7,459	1,198	16.1%
Other miscellaneous revenue	1,003	1,050	(47)	(4.5)%
Processing net revenue	233,778	207,066	26,712	12.9%
Payroll processing revenues	11,226	10,127	1,099	10.9%
Equipment-related revenues	18,939	17,723	1,216	6.9%
Total net revenue	$263,943	$234,916	$29,027	12.4%

Costs of services. Costs of services decreased 3.1% from $898.0 million in the six months ended June 30, 2011 to $870.6 million in the six months ended June 30, 2012, due primarily to the decrease in interchange expense resulting from the Durbin Amendment. Interchange expense decreased 8.4% from $686.0 million in the six months ended June 30, 2011 to $628.7 million in the six months ended June 30, 2012, and represented 63.6% of total revenues in the six months ended June 30, 2012, compared to 69.0% in the six months ended June 30, 2011.
Dues, assessments and fees increased 32.6% from $72.7 million in the six months ended June 30, 2011 to $96.4 million in the six months ended June 30, 2012, primarily as a result of increases in Visa and MasterCard assessments and fees which we pass through to our merchants, and also due to higher SME bankcard processing volume and Network Services transactions. Dues, assessments and fees were 9.7% of total revenues in the six months ended June 30, 2012, compared to 7.3% in the six months ended June 30, 2011.
Processing and servicing expense for the six months ended June 30, 2012 increased by $6.0 million or 5.6%, compared with the six months ended June 30, 2011. The increase in processing and servicing expense was due to increased costs associated with processing and servicing higher SME bankcard processing volume, increased residual commission expense and increased cost of sales and servicing related to higher Heartland School Solutions, Payroll processing, and Loyalty and Gift revenues. The increase in processing and servicing expense also reflects refined allocations of certain information technology related expenses, previously reported in general and administrative expense, to processing and servicing in the six months ended June 30, 2012. Partially offsetting the increases in Processing and servicing expense were decreases in merchant losses, service center expense and card related equipment costs. As a percentage of total revenue, processing and servicing expense increased to 11.5% for the six months ended June 30, 2012 compared with 10.9% for the six months ended June 30, 2011.
Customer acquisition costs for the six months ended June 30, 2012 decreased by $1.1 million, or 4.6% compared with the six months ended June 30, 2011. This decline primarily reflects the impacts of lower signing bonus amortization, as capitalized signing bonuses recorded in periods having higher new gross margin installs become fully amortized. Customer acquisition costs for the six months ended June 30, 2012 and 2011 included the following components (in thousands of dollars):

	Six Months Ended June 30,
	2012	2011
Amortization of signing bonuses, net	$14,653	$16,605
Amortization of capitalized customer deferred acquisition costs	7,856	7,795
Increase in accrued buyout liability	8,447	6,330
Capitalized customer deferred acquisition costs	(8,257)	(6,942)
Total customer acquisition costs	$22,699	$23,788
Depreciation and amortization expenses increased 17.4% from $7.6 million in the six months ended June 30, 2011 to $8.9 million in the six months ended June 30, 2012. Most of our investments in information technology have been for security-related enhancements and in support of the continuing development of our processing platforms. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and we capitalized some outsourced programming expenses as well. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized in the six months ended June 30, 2012 and 2011 was $13.4 million and $11.3 million, respectively. The total amount of capitalized costs for projects placed in service in the six months ended June 30, 2012 and 2011 was $9.8 million and $4.1 million, respectively.
General and administrative. General and administrative expenses increased $6.0 million, or 10.2%, from $59.4 million in the six months ended June 30, 2011 to $65.5 million in the six months ended June 30, 2012. General and administrative expenses in the six months ended June 30, 2012 included $1.1 million for our periodic sales and servicing organization summit held in March 2012. Excluding these summit expenses, our general and administrative expenses in 2012 increased $4.9 million, or 8.3%, primarily due to a $4.9 million increase in personnel costs, including a $3.2 million increase for share-based compensation. General and administrative expenses for the six months ended June 30, 2012 benefited from refined allocations of certain information technology related expenses, previously reported in general and administrative expense, now recorded in processing and servicing expense. Offsetting this benefit was the increase in personnel costs which included additional personnel costs relating to the acquisition of the Heartland School Solutions businesses and an increase in share-based compensation expense. See "— Critical Accounting Estimates — Share-based Compensation" for more detail on share-based compensation expense. General and administrative expenses as a percentage of total revenue for the six months ended June 30, 2012 was 6.6%, an increase from 6.0% for the six months ended June 30, 2011.
Income from operations. As a result of the increase in net revenue and much lower increases in processing and servicing expenses and general and administrative expenses, our income from operations, which we also refer to as operating income, improved to $53.0 million for the six months ended June 30, 2012, from $36.2 million for the six months ended June 30, 2011. Our operating margin, which we measure as operating income divided by net revenue, was 20.1% for the six months ended June 30, 2012, compared to 15.4% for the six months ended June 30, 2011.
Interest expense. Interest expense for the six months ended June 30, 2012 was $1.6 million, compared to $2.3 million for the six months ended June 30, 2011. Interest expense in both periods includes interest incurred under our Credit Facilities and interest we recorded on payables to our sponsor banks. The decline in interest expense reflects lower borrowings due to payments we made on our Term Loan Facility. See “-Liquidity and Capital Resources-Credit Facility” for more detail on our borrowings.
Provision for processing system intrusion costs. During the six months ended June 30, 2012, we incurred approximately $0.2 million, or less than one cent per share, for legal fees and costs incurred related to the Processing System Intrusion. During the six months ended June 30, 2011, we expensed approximately $0.7 million, or $0.01 per share, related to the Processing System Intrusion.

Other income (expense), net. Other, net for the six months ended June 30, 2011 included pre-tax charges of $0.8 million reflecting the estimated liability for costs (primarily accrued staff termination costs and fixed asset write downs) associated with the closing of our Johnson City, Tennessee service center.

Income taxes. Income tax expense for the six months ended June 30, 2012 was $19.5 million, reflecting an effective tax rate of 38.0%. This compares to income tax expense of $12.3 million for the six months ended June 30, 2011, reflecting an effective tax rate of 37.8%.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $31.6 million for the six months ended June 30, 2012. This compares to a net income of $20.1 million for the six months ended June 30, 2011.

Balance Sheet Information

	June 30, 2012	December 31, 2011
	(In thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$42,951	$40,301
Funds held for payroll customers	48,859	42,511
Receivables, net	180,096	176,535
Current tax assets	4,091	—
Current deferred tax assets, net	6,875	6,746
Capitalized customer acquisition costs, net	56,223	55,014
Property and equipment, net	120,437	115,579
Goodwill	118,610	103,399
Intangible assets, net	37,359	32,498
Total assets	639,905	596,921
Due to sponsor banks	54,451	63,881
Accounts payable	56,401	47,373
Deposits held for payroll customers	48,859	42,511
Borrowings:
Current portion	43,502	15,003
Long term portion	60,000	70,000
Accrued buyout liability:
Current portion	9,232	8,104
Long term portion	24,218	23,554
Total liabilities	403,871	376,869
Total stockholders’ equity	235,144	219,410

June 30, 2012 Compared to December 31, 2011
Total assets increased $43.0 million, or 7.2%, to $639.9 million at June 30, 2012 from $596.9 million at December 31, 2011, primarily due to increases in goodwill and intangible assets, funds held for payroll customers, receivables and fixed assets. Cash increased $2.7 million, or 6.6%, primarily due to higher balances in processing related cash at June 30, 2012 and an increase in operating cash for the six months ended June 30, 2012 (see “— Liquidity and Capital Resources” for more detail). The $6.3 million increase in funds held for payroll customers was offset by an equal increase in deposits held for payroll customers.

The increases in goodwill and intangibles resulted from the June 2012 acquisition of the Heartland School Services business, Lunch Byte Systems (see “— Liquidity and Capital Resources” for more detail).

    Our receivables, which increased $3.6 million, or 2.0% from December 31, 2011, are primarily due from our bankcard processing merchants and result in large part from our practice of advancing interchange fees to most of our SME merchants during the month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge merchants for processing transactions. Generally, these advances to our SME merchants are funded first with our available cash, then by incurring a payable to our sponsor banks when that cash has been expended. Our receivables from SME bankcard processing merchants increased $8.6 million from December 31, 2011. At June 30, 2012, we used $48.5 million of available cash to fund merchant advances and at December 31, 2011, we used $40.0 million of cash to fund merchant advances. The amount due to sponsor banks for funding advances was $43.1 million at June 30, 2012 and $45.2 million at December 31, 2011. The payable to sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. Receivables from merchants also include transaction fees due from Network Services Merchants, up approximately $4.0 million from December 31, 2011 and receivables from the sale of point of sale terminal equipment. Total receivables also include amounts due from bankcard networks for pre-funding of Discover and American Express transactions to our merchants as well as amounts due from Visa for PIN debit transactions. These amounts are recovered from the networks the following business day from the date of processing the transaction and were down approximately $10.0 million from December 31, 2011.

Total borrowings increased $18.5 million, or 21.8%, to $103.5 million at June 30, 2012 from $85.0 million at December 31, 2011, primarily due to borrowing $26.0 million under our Revolving Credit Facility to fund the Lunch Byte acquisition less the $7.5 million of amortization payments due and paid on our Term Credit Facility. See “— Liquidity and Capital Resources” for discussion of Credit Facilities.

Total stockholders' equity increased $15.7 million from December 31, 2011 primarily due to recording net income of $31.5 million for the six months ended June 30, 2012. Other increases in total stockholders' equity for the six months ended June 30, 2012 included proceeds received from the exercise of stock options, tax benefits related to those stock option exercises and share-based compensation expense. During the six months ended June 30, 2012, we repurchased $33.2 million of our outstanding common stock and paid cash dividends of $4.7 million. See “— Liquidity and Capital Resources” for discussions of common stock repurchases and dividends.

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

Our cash requirements include funding payments to salespersons for signing bonuses, residual commissions and residual buyouts, paying interest expense and other operating expenses, including taxes, adding to our primary service center, investing in our technology infrastructure, and making acquisitions of businesses or assets. We expect that our future cash requirements will continue to include amounts used to repurchase our common stock as authorized by our Board of Directors.

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
Working Capital. Our working capital, defined as current assets less current liabilities, was positive by $15.4 million at June 30, 2012.

At June 30, 2012, we had cash on our Balance Sheet totaling $43.0 million compared to $40.3 million at December 31, 2011. Our cash balance included processing-related cash in transit and collateral of approximately $29.0 million and $28.0 million at June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, we had used $48.5 million of our available cash to fund SME merchant advances and at December 31, 2011, we had used $40.0 million of our cash to fund advances.

On June 30, 2012, we had $24.0 million available under our Revolving Credit Facility. See “— Credit Facilities” for more details.

Acquisitions. On January 12, 2011, February 4, 2011, September 30, 2011 and June 29, 2012 we acquired the Heartland School Solutions businesses of Comalex, Inc., mySchoolBucks, LLC, School-Link Technologies, Inc, and Lunch Byte Systems, Inc, respectively. We made cash payments of $6.1 million, $1.5 million, $15.6 million and $26.0 million, respectively, for the net assets of these four businesses. These acquisitions, which were funded through a combination of cash on hand and our Revolving Credit Facility, enable us to offer school nutrition and point-of-sale solutions including Internet payment capability enabling on-line deposits of funds into student accounts, to a wide base of schools, students and their parents. Comalex, mySchoolBucks, School-Link and Lunch Byte contributed approximately 3,700, 900, 10,000 and 10,000 schools, respectively, to our Heartland School Solutions product. These acquisitions, added to the December 30, 2010 acquisition of Lunchbox and its approximately 4,400 schools, have given us an almost 30% market share in this industry. We plan to consolidate the individual platforms and products of these acquired businesses to optimize synergies, cost efficiencies and product offerings to our customers.

The $7.7 million cash payment for the Lunchbox acquisition in December 2010 was financed through a combination of cash on hand and our Revolving Credit Facility. We repaid the amount we borrowed under our Revolving Credit Facility in the first quarter of 2011. See “— Credit Facilities” for more details.

Cash Flow Provided By Operating Activities. We reported net cash provided by operating activities of $47.3 million in the six months ended June 30, 2012, compared to $54.0 million in the six months ended June 30, 2011. Cash provided by operating activities in the six months ended June 30, 2011 included a $16.7 million tax refund received from the carry back of our 2010 federal tax operating loss to prior years, while the 2012 six month period reflected tax payments of $15.5 million. Cash provided by operating activities in the six months ended June 30, 2012 reflects the benefit of our increase in net income for the current year, partially offset by our use of a greater amount of operating cash to fund receivables, including SME merchant advances during the six months ended June 30, 2012, and lower payable to sponsor banks. As of June 30, 2012, we had used $48.5 million of our available cash to fund SME merchant advances, compared to $47.3 million as of June 30, 2011. Additionally, during the six months ended June 30, 2012 we used cash to pay and reduce accrued expenses.
Other major determinants of operating cash flow are net signing bonus payments, which consume operating cash as we install new merchants, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout Liability” for more information. We paid net signing bonuses of $15.5 million and $14.2 million, respectively, in the six months ended June 30, 2012 and 2011. The increase in net signing bonuses paid during the six months ended June 30, 2012 reflects a year-over-year improvement in newly installed gross margin. In the six months ended June 30, 2012 and 2011, we reduced our accrued buyout liability by making buyout payments of $6.7 million and $7.3 million, respectively.
Cash Flow Used In Investing Activities. Net cash used in investing activities was $41.3 million for the six months ended June 30, 2012, compared to $28.9 million for the six months ended June 30, 2011. The amount of cash used in investing activities during the six months ended June 30, 2012 included $26.0 million for the acquisition of Lunch Byte and during the six months ended June 30, 2011 included $7.6 million for the acquisitions of Comalex and mySchoolBucks.
We made capital expenditures of $16.4 million during the six months ended June 30, 2012, compared to $20.4 million in the six months ended June 30, 2011. Capital expenditures in the six months ended June 30, 2011 include costs of $5.5 million related to additions to our primary service center facility in Jeffersonville, Indiana. We also continue building our technology infrastructure and developing and expanding our operating platforms. To further develop our technology, we anticipate that these expenditures will continue near current levels.
Cash Flow Used In Financing Activities. Net cash used in financing activities was $3.4 million for the six months ended June 30, 2012 and $25.6 million for the six months ended June 30, 2011.
In both the six months ended June 30, 2012 and 2011, we made term loan amortization payments of $7.5 million due under our Term Credit Facility and during the six months ended June 30, 2011 we paid down $23.2 million on our Revolving Credit Facility. See “— Credit Facilities” for more details.
Cash used in financing activities in the six months ended June 30, 2012 included cash for common stock repurchases. See “— Common Stock Repurchases” for more information on our common stock repurchase authorizations. We used $33.6 million of cash to repurchase 1,157,440 shares of our common stock during the six months ended June 30, 2012.

Cash dividends paid in the six months ended June 30, 2012 were $4.7 million, compared to cash dividends paid of $3.1 million in the six months ended June 30, 2011. See “— Dividends on Common Stock” for more information on our common stock dividends. During the six months ended June 30, 2012 and 2011, employees exercised stock options generating cash proceeds in the aggregate of $11.8 million and $5.7 million, respectively.
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

The Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $50 million (the “Revolving Credit Facility”), of which up to $10 million may be used for the issuance of letters of credit and up to $5 million is available for swing line loans. Upon the prior approval of the administrative agent, we may increase the total revolving commitments by $50 million for a total commitment under the Revolving Credit Facility of $100 million. On July 20, 2012, we entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. The Amendment amends the Credit Agreement by, among other things, allowing us to increase the total Revolving Credit Facility commitments from $100 million to $150 million upon the prior approval of the administrative agent. The Revolving Credit Facility is available to us on a revolving basis until November 24, 2015. All principal and interest not previously paid on the Revolving Credit Facility will mature and be due and payable on November 24, 2015.

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
The Credit Agreement contains covenants which include: maintenance of certain leverage and fixed charge coverage ratios; limitations on our indebtedness, liens on our properties and assets, investments in, and loans to other business units, our ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to certain of our subsidiaries. We were in compliance with these covenants as of June 30, 2012 and December 31, 2011 and expect we will remain in compliance with these covenants for at least the next twelve months.

At June 30, 2012, there was $77.5 million outstanding under the Term Credit Facility and $26.0 million outstanding under the Revolving Credit Facility. The $26.0 million on the Revolving Credit Facility was used to fund the acquisition of Lunch Byte and was repaid in July 2012. At December 31, 2011, we had $85.0 million outstanding under the Term Credit Facility and no borrowings outstanding under the Revolving Credit Facility.

Common Stock Repurchases. On October 21, 2011, our Board of Directors authorized the repurchase of up to $50 million worth of our common stock. Repurchases under this program were made through the open market in accordance with applicable laws and regulations. We funded repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including the proceeds of options exercises. At June 30, 2012, there were no amounts remaining under the October 21, 2011 authorization to repurchase common stock. On July 27, 2012, our Board of Directors authorized a new program to repurchase up to $50 million of our outstanding common stock under essentially the same terms as the October 21, 2011 program.

Under authorization from our Board of Directors, during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively, we repurchased an aggregate of 1,157,440 shares of our common stock at a total cost of $33.2 million, at an average cost of $28.66 per share, and 778,889 shares of our common stock at a total cost of $16.8 million, at an average cost of $21.61 per share.

Dividends on Common Stock. The following table summarizes quarterly cash dividends declared and paid on our common stock during 2012 and 2011:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Six Months Ended June 30, 2012:
February 8, 2012	March 2, 2012	March 15, 2012	$0.06
May 1, 2012	May 24, 2012	June 15, 2012	$0.06

Twelve Months Ended December 31, 2011:
February 16, 2011	March 4, 2011	March 15, 2011	$0.04
May 13, 2011	May 24, 2011	June 15, 2011	$0.04
August 2, 2011	August 24, 2011	September 15, 2011	$0.04
October 21, 2011	November 24, 2011	December 15, 2011	$0.04

On July 27, 2012, our Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock, payable on September 14, 2012 to stockholders of record as of August 24, 2012.

Contractual Obligations. The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we must do so. As the majority of our SME transactions involve the delivery of the product or service at the time of the transaction, a good basis to estimate our exposure to chargebacks is the last four months' bankcard processing volume on our SME portfolio, which was $24.7 billion for the four months ended June 30, 2012 and $22.3 billion for the four months ended December 31, 2011. However, during the four months ended June 30, 2012 and December 31, 2011, we were presented with $11.1 million and $12.2 million, respectively, of chargebacks by issuing banks. In the six months ended June 30, 2012 and the year ended December 31, 2011, we incurred merchant credit losses of $0.9 million and $5.1 million, respectively, on total SME bankcard dollar volumes processed of $35.3 billion and $67.5 billion, respectively. These credit losses are included in processing and servicing expense in our Consolidated Statement of Income.
The following table reflects our significant contractual obligations as of June 30, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Processing providers (a)	$25,277	$9,658	$11,849	$3,770	$—
Telecommunications providers	2,182	2,182	—	—	—
Office and equipment leases	24,746	7,658	9,011	4,207	3,870
Term Credit Facility (b)	77,500	17,500	45,000	15,000	—
	$129,705	$36,998	$65,860	$22,977	$3,870

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

(b)
Interest rates on the Term Credit Facility are variable in nature; however, in January 2011 we entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50.0 million and a current notional amount of $38.8 million. If interest rates were to remain at the June 30, 2012 level, we would make interest payments of $2.4 million in the next 1 year, $2.7 million in the next 1 to 3 years and $0.1 million in the next 3 to 5 years or a total of $5.2 million including net settlements on the fixed-pay amortizing interest rate swaps. In addition, we had $26.0 million outstanding under our Revolving Credit Facility at June 30, 2012. We repaid that $26.0 million in July 2012. The Revolving Credit Facility is available on a revolving basis until November 24, 2015.

Unrecognized Tax Benefits. At June 30, 2012, we had gross tax-effected unrecognized tax benefits of approximately $2.2 million. See “— Critical Accounting Estimates — Income Taxes.” As of June 30, 2012 we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

Legal and Regulatory Considerations
The following is a description of material developments that occurred during the quarter ended June 30, 2012 in legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on

Form 10-Q for the quarter ended March 31, 2012.

On June 10, 2009, the Judicial Panel on Multidistrict Litigation (the “JPML”) entered an order centralizing the class action cases for pre-trial proceedings before the United States District Court for the Southern District of Texas, under the caption In re Heartland Payment Systems, Inc. Customer Data Security Breach Litigation, MDL No. 2046, 4:09-md-2046. On August 24, 2009, the court appointed interim co-lead and liaison counsel for the financial institution and consumer plaintiffs. On September 23, 2009, the financial institution plaintiffs filed a Master Complaint in the MDL proceedings, which we moved to dismiss on October 23, 2009. On December 1, 2011, the Court entered an order granting in part our motion to dismiss the financial institution plaintiffs' master complaint against us, but allowing the plaintiffs leave to amend to re-plead certain claims. Plaintiffs' amended complaint was due on August 3, 2012. A status conference is scheduled for August 7, 2012. On December 18, 2009, we and interim counsel for the consumer plaintiffs filed with the Court a proposed settlement agreement, subject to court approval, of the consumer class action claims. On May 3, 2010, the Court entered an order preliminarily certifying the settlement class, authorizing notice to the class to proceed, and scheduling a fairness hearing for December 10, 2010, which was later adjourned to December 13, 2010. On March 20, 2012, the Court issued a memorandum and opinion granting final approval to the settlement and on April 12, 2012, the Court entered a judgment, which has since become final.
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

We have interest rate risk related to our payable to our sponsor banks. Within our amount payable to our sponsor banks are balances which KeyBank and Heartland Bank have advanced to our SME merchants for interchange fees. We fund these advances first by applying a portion of our available cash and then by incurring a significant payable to our sponsor banks, bearing interest at the prime rate. At June 30, 2012, our payable to sponsor banks included $43.1 million for funding interchange advances to our SME merchants. This payable is repaid on the first business day of the following month out of fees collected from our merchants. During the quarter ended June 30, 2012 the average daily interest-bearing balance of that payable was approximately $8.4 million. The outstanding balance of our payable to our sponsor banks is directly related to our bankcard processing volume and also will fluctuate depending on the amount of our available cash. A hypothetical 100 basis point change in short-term interest rates applied to our average payable to sponsor banks would result in a change of approximately $84,000 in annual pre-tax income.

We also incur interest rate risk on borrowings under our Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement provides for a Revolving Credit Facility of $50.0 million and a Term Credit Facility of $100.0 million. At June 30, 2012, there was $77.5 million outstanding under the Term Credit Facility and $26.0 million outstanding under the Revolving Credit Facility. The Term Credit Facility requires amortization payments in the amount of $3.75 million for each fiscal quarter during the fiscal years ended December 31, 2011 and 2012, $5.0 million for each fiscal quarter during the fiscal years ended December 31, 2013 and 2014, and $7.5 million for each fiscal quarter during the period commencing on January 1, 2015 through the maturity date on November 24, 2015. Under the terms of the Credit Agreement, we may borrow, at our option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1%, in each case plus a margin determined by our current leverage ratio. In January 2011, we entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50.0 million on the variable rate debt outstanding under the Term Credit Facility. These interest rate swaps convert that initial notional amount to fixed rate. At June 30, 2012, the remaining notional amount of these interest rate swaps was $38.8 million. At June 30, 2012, there was $26.0 million outstanding on the Revolving Credit Facility which was used to fund the acquisition of Lunch Byte and was repaid in July 2012. The impact which a hypothetical 100 basis point increase in short-term interest rates would have on our outstanding June 30, 2012 balances under the Second Amended and Restated Credit Agreement would be a decline of approximately $648,000 in annual pre-tax income, including the effect from interest rate swaps.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities within three years. At June 30, 2012, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $53,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $30,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $53,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $30,000.

Foreign Currency Risk. While substantially all of our business is conducted in U.S. dollars, our 70% owned Canadian processing subsidiary, CPOS, conducts its operations in Canadian dollars. Consequently, a portion of CPOS' revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our CPOS subsidiary. We have not hedged our translation risk on foreign currency exposure. For the year ended December 31, 2011, foreign currency exposures had an immaterial impact on our revenues and our net income. For the six months ended June 30, 2012, fluctuations in exchange rates on CPOS' assets and liabilities decreased our total other comprehensive income and noncontrolling interests by $36,000.
We do not hold or engage in the trading of foreign exchange instruments.

Office Facilities
At June 30, 2012, we owned one facility and leased sixteen facilities which we use for operational, sales and administrative purposes.
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
We also leased the following facilities as of June 30, 2012:

Location	Square Feet	Expiration
Auburn, Alabama	2,382	April 30, 2014
Chattanooga, Tennessee	9,461	June 30, 2014
Cleveland, Ohio	41,595	June 30, 2019
Colorado Springs, Colorado	9,920	February 28, 2015
Harlan, Kentucky	5,000	May 25, 2014
Johnson City, Tennessee	5,252	April 17, 2014
Phoenix, Arizona	1,284	April 30, 2013
Phoenix, Arizona	1,930	October 31, 2012
Plano, Texas	53,976	May 31, 2015 for 26,988 square feet. January 14, 2019 for 26,988 square feet.
Plano, Texas	26,020	January 31, 2015
Portland, Oregon	11,564	September 30, 2013
Rochester, New York	18,000	June 30, 2018
Tempe, Arizona	14,315	September 30, 2014
Toronto, Ontario, Canada	14,094	July 31, 2020
West Windsor Township, New Jersey	5,288	May 31, 2013
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
Changes in Internal Controls
During the quarter ended June 30, 2012, there was no change in our internal controls over financial reporting (as defined in Rule 13 a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Except as disclosed in “Legal and Regulatory Considerations” of Part I of this Quarterly Report on Form 10-Q, there were no material developments that occurred since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 in the proceedings reported under Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2011, nor are we aware of any other material legal proceedings initiated against us during such time.

Item 1A. Risk Factors
There have been no material changes in our Risk Factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None
(b) None
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 21, 2011, our Board of Directors authorized the repurchase of up to $50.0 million worth of our common stock. Repurchases under this program will be made through the open market, or in privately negotiated transactions, from time to time in accordance with applicable laws and regulations. We intend to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including the proceeds of options exercises. The manner, timing and amount of repurchases, if any, will be determined by our management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements. The repurchase program may be modified or discontinued at any time.

During the six months ended June 30, 2012 and the year ended December 31, 2011, respectively, we repurchased an aggregate of 1,157,440 shares of our common stock at a total cost of $33.2 million, at an average cost of $28.66 per share, and 778,889 shares of our common stock at a total cost of $16.8 million, at an average cost of $21.61 per share. As of June 30, 2012, we have completed our previous authorization to repurchase up to $50 million of our common stock. In July 2012, our Board of Directors has authorized a new $50 million repurchase program under essentially the same terms and conditions as the previous program.

The following table presents information with respect to those purchases of our common stock made during the three months ended June 30, 2012:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
				(In thousands)
April 1— 30, 2012	254,900	$29.57	254,900	$14,245
May 1— 31, 2012	422,300	29.66	422,300	1,719
June 1 — 30, 2012	60,991	28.19	60,991	—
Total	738,191	$29.51	738,191

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information
Grant of RSUs to David Gilbert
On June 14, 2012, the Compensation Committee of our Board of Directors granted David Gilbert, President - Hospitality Group, 52,296 restricted stock units with each restricted stock unit representing a contingent right to receive one share of our common stock. The restricted stock units vest in four equal installments over four years beginning on the first anniversary of the date of grant (June 14, 2013). Such restricted stock units will also be subject to the terms and provisions of the Company's amended and restated 2008 Equity Incentive Plan and related restricted stock unit agreement.
Employee Confidential Information and Noncompetition Agreement
On July 13, 2012, we entered into an Employee Confidential Information and Noncompetition Agreement (the “Agreement”) with Michael A. Lawler, President - Strategic Markets. Subject to Mr. Lawler's compliance with the confidentiality, non-competition, non-solicitation and other covenants set forth therein, the Agreement provides that in the event he is terminated by us for other than cause (as defined in the Agreement) or disability (as defined in the Agreement), he will be entitled to receive severance pay in an amount equal to the base salary that would have been paid to him during a twelve-month period plus medical benefits for twelve months.  In addition, if Mr. Lawler's employment is terminated by us other than for cause or his employment with us is terminated due to his death, he shall also be entitled to receive a pro rata portion of any annual bonus that he would have been entitled to receive based on the number of days he was employed by us during such year.
The description of the Agreement set forth above does not purport to be complete and is qualified in its entirety by reference to the Agreement, which is filed as Exhibit 10.9 hereto and incorporated herein by reference.
Cash Dividend
On July 31, 2012, our Board of Directors declared a quarterly cash dividend of $0.06 per share of our common stock, which will be payable on September 14, 2012 to our stockholders of record as of August 24, 2012.

Item 6. Exhibits

Exhibit Number	Description

10.1
Uncommitted Revolving Line of Credit Agreement, dated July 20, 2012 by and among Wells Fargo Bank, National Association, as lender and as sponsor bank, Heartland Payment Systems, Inc., a Delaware corporation and each guarantor thereto (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 26, 2012).

10.2
Uncommitted Revolving Line of Credit Note, dated July 20, 2012 between Heartland Payment Systems, Inc., a Delaware corporation and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 26, 2012).

10.3
Intercreditor Agreement, dated as of July 20, 2012, among Heartland Payment Systems, Inc., a Delaware corporation, Wells Fargo Bank, National Association, as Sponsor and JPMorgan Chase Bank, N.A., as the Bank Group Administrative Agent for the Bank Group Lenders (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 26, 2012).

10.4
Amendment No. 1, dated July 20, 2012 to Second Amended and Restated Credit Agreement, dated November 24, 2010, and Consent among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent, Swingline Lender and Issuing Bank (Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on July 26, 2012).

*10.5**	Offer Letter between David Gilbert and Heartland Payment Systems, Inc. dated May 21, 2012.

*10.6**	Employee Confidential Information and Noncompetition Agreement between David Gilbert and Heartland Payment Systems, Inc. dated June 14, 2012.

*10.7**	Offer Letter between Ian M. Drysdale and Heartland Payment Systems, Inc. dated July 9, 2012.

*10.8**	Employee Confidential Information and Noncompetition Agreement between Ian M. Drysdale and Heartland Payment Systems, Inc. dated July 9, 2012.

*10.9**	Employee Confidential Information and Noncompetition Agreement between Michael A. Lawler and Heartland Payment Systems, Inc. dated July 13, 2012.

*31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income and Comprehensive Income; (ii) The Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flow; (iv) the Consolidated Statements of Equity; and (v) the Notes to the Consolidated Financial Statements.

______________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 6, 2012

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

By:	/S/ ROBERT O. CARR
Robert O. Carr
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Maria Rueda
Maria Rueda
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Uncommitted Revolving Line of Credit Agreement, dated July 20, 2012 by and among Wells Fargo Bank, National Association, as lender and as sponsor bank, Heartland Payment Systems, Inc., a Delaware corporation and each guarantor thereto (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 26, 2012).

10.2
Uncommitted Revolving Line of Credit Note, dated July 20, 2012 between Heartland Payment Systems, Inc., a Delaware corporation and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 26, 2012).

10.3
Intercreditor Agreement, dated as of July 20, 2012, among Heartland Payment Systems, Inc., a Delaware corporation, Wells Fargo Bank, National Association, as Sponsor and JPMorgan Chase Bank, N.A., as the Bank Group Administrative Agent for the Bank Group Lenders (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 26, 2012).

10.4
Amendment No. 1, dated July 20, 2012 to Second Amended and Restated Credit Agreement, dated November 24, 2010, and Consent among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent, Swingline Lender and Issuing Bank (Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on July 26, 2012).

*10.5**	Offer Letter between David Gilbert and Heartland Payment Systems, Inc. dated May 21, 2012.

*10.6**	Employee Confidential Information and Noncompetition Agreement between David Gilbert and Heartland Payment Systems, Inc. dated June 14, 2012.

*10.7**	Offer Letter between Ian M. Drysdale and Heartland Payment Systems, Inc. dated July 9, 2012.

*10.8**	Employee Confidential Information and Noncompetition Agreement between Ian M. Drysdale and Heartland Payment Systems, Inc. dated July 9, 2012.

*10.9**	Employee Confidential Information and Noncompetition Agreement between Michael A. Lawler and Heartland Payment Systems, Inc. dated July 13, 2012.

*31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income and Comprehensive Income; (ii) The Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flow; (iv) the Consolidated Statements of Equity; and (v) the Notes to the Consolidated Financial Statements.

_____________________

*	Filed herewith.