Form 10-Q/A
period 2012-09-30
HEARTLAND PAYMENT SYSTEMS INC
filed 2013-02-20
CIK 1144354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q/A
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

EXPLANATORY NOTE
Heartland Payment Systems, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Form 10-Q”) (filed November 6, 2012) solely to re-file Exhibit 10.1 in response to comments the Company received from the Securities and Exchange Commission on a confidential treatment request the Company made for certain portions of such exhibit when it was filed with the Form 10-Q. Specifically, the re-filed exhibit contains Section 8.9.2, portions of which were redacted from the exhibit when it was filed with the Form 10-Q.
This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q. No other modifications or changes are being made to the Form 10-Q or the exhibits filed therewith by means of this Form 10-Q/A. Accordingly, this Form 10-Q/A should be read in conjunction with the Form 10-Q and the Company's other filings with the Securities and Exchange Commission.
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
Refer to the Exhibit Index herein for a list of the exhibits that are being filed as part of this Form 10-Q/A or, where indicated, were previously filed and are hereby being incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 20, 2013

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

By: /s/ Robert O. Carr
Robert O. Carr
Chairman and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Maria Rueda
Maria Rueda
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
*10.1
Merchant BIN and ICA Sponsorship and Services Agreement by and between Heartland Payment Systems, Inc. and The Bancorp Bank dated as of November 23, 2009. Certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

31.1
Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to Heartland Payment Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and filed with the Securities and Exchange Commission on November 6, 2012).

31.2
Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to Heartland Payment Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and filed with the Securities and Exchange Commission on November 6, 2012).

*31.3	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (relating to this Form 10-Q/A).
*31.4	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (relating to this Form 10-Q/A).
32.1
Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Heartland Payment Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and filed with the Securities and Exchange Commission on November 6, 2012).

32.2
Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to Heartland Payment Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and filed with the Securities and Exchange Commission on November 6, 2012).

101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL ("Extensible Business Reporting Language") and incorporated by reference to Exhibit 101 to Heartland Payment Systems, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and filed with the Securities and Exchange Commission on November 6, 2012: (i) the Consolidated Statements of Income and Comprehensive Income; (ii) The Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flow; (iv) the Consolidated Statements of Equity; and (v) the Notes to the Consolidated Financial Statements.

* Filed herewith.