Form 10-K
period 2012-12-31
HEARTLAND PAYMENT SYSTEMS INC
filed 2013-03-01
CIK 1144354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Securities registered pursuant to 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common Stock, $0.001 par value		New York Stock Exchange
Securities registered pursuant to 12(g) of the Act:
(NONE)
(title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  YES    ☒  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  YES    ☒  NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  YES    ☐  NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 30, 2012 was approximately $1.1 billion.
As of February 25, 2013, there were 36,928,070 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2013 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K for fiscal year ended December 31, 2012.

Heartland Payment Systems, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2012

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

Our primary business is to provide bankcard payment processing services to merchants in the United States. This involves facilitating the exchange of information and funds between merchants and cardholders' financial institutions, providing end-to-end electronic payment processing services to merchants, including merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support and risk management. Our card-accepting customers primarily fall into two categories: our core small and mid-sized merchants (referred to as "Small and Midsized Enterprises," or “SME merchants”) and Network Services merchants, predominately petroleum industry merchants of all sizes (referred to as “Network Services Merchants”). We provide additional services to SME merchants, such as full-service payroll processing and related tax filing services, marketing solutions including loyalty and gift cards, and we sell and rent point-of-sale devices. We also offer K to 12 school nutrition and point-of-sale solutions and payment solutions through Heartland School Solutions, open- and closed-loop payment solutions and higher education loan services to colleges and universities through Campus Solutions, and prepaid and stored-value card solutions through Micropayments.

Bankcard Payment Processing

At December 31, 2012, we provided bankcard payment processing services to 169,994 active SME bankcard merchants located across the United States. This compares to 171,801 active SME bankcard merchants at December 31, 2011. At December 31, 2012, we provided bankcard payment processing services to 396 Network Services Merchants with approximately 47,064 locations. Our total bankcard processing volume for the year ended December 31, 2012 was $100.4 billion, a 19.9% increase from the $83.7 billion processed during the year ended December 31, 2011. Our 2012 SME bankcard processing volume was $71.7 billion, a 6.3% increase over $67.5 billion in 2011. Bankcard processing volume for 2012 includes $27.9 billion of settled volume for Network Services Merchants, compared to $15.5 billion for 2011. In addition to settling Visa and MasterCard transactions, Network Services processes a wide range of payment transactions for its predominantly petroleum customer base, including providing 2.5 billion transaction authorizations through its front-end card processing systems (primarily for Visa and MasterCard) in 2012 and 2.7 billion such transactions for the year ended December 31, 2011.

According to The Nilson Report, in 2011 we were the 6th largest merchant acquirer in the United States ranked by transaction count and the 9th largest merchant acquirer by processed dollar volume, which consists of both credit and debit Visa and MasterCard, American Express, Discover, Diners Club and JCB transactions. These rankings represented 2.8 billion transactions and 4% of the total U.S. bankcard processing market, respectively.

Our bankcard processing revenue from SME merchants is recurring in nature. We typically enter into three-year service contracts with our SME merchants that, in order to qualify for the agreed-upon pricing, require the achievement of agreed bankcard processing volume minimums from these merchants. Our SME gross bankcard processing revenue is driven by cardholders making purchases at these merchants using mostly Visa and MasterCard credit and signature-debit cards, but also American Express and Discover cards. In December 2007, we signed a sales and servicing program agreement (“OnePoint”) with American Express Travel Related Services Company, Inc. (referred to as “American Express”) under which we sign up and service new merchants on behalf of American Express. In June 2008, we signed an agreement with DFS Services, LLC (referred to as “Discover”) that transferred ownership of Discover-related contracts to us, and provided us with economics on Discover transactions matching that of Visa or MasterCard transactions.

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

Our bankcard processing revenue from our Network Services Merchants is also recurring in nature. We typically enter into five-year contracts with our large national merchants and three year contracts with our other merchants. However, in contrast to SME merchants, our processing revenues from Network Services Merchants generally consist of a flat fee per transaction and thus revenues are driven primarily by the number of transactions we process (whether settled, or only authorized), not bankcard processing volume.

We sell and market our SME bankcard payment processing services through a nationwide direct sales force (see "— Sales" for a discussion of our direct sales force). We focus our sales efforts on low-risk bankcard merchants and have developed systems and procedures designed to minimize our exposure to potential merchant losses. In 2012, 2011 and 2010, we experienced merchant losses in amounts equal to 0.28 basis points (0.0028%), 0.76 basis points (0.0076%) and 1.44 basis points (0.0144%) of SME bankcard processing volume, respectively. The higher loss rate in 2010 tracked with the stressed economic conditions in that year, which contributed to increased incidences of merchant fraud. We attribute the improved merchant loss rate in 2012 and 2011 to the combination of a stronger economy and our improved credit monitoring. We have developed significant expertise in industries that we believe present relatively low risks as the customers are generally present and the products or services are generally delivered at the time the transaction is processed. These industries include restaurants, brick and mortar retailers, convenience and liquor stores, automotive sales and repair shops, gas stations, professional service providers, lodging establishments and others. As of December 31, 2012, approximately 25.7% of our SME bankcard merchants were restaurants, approximately 18.7% were brick and mortar retailers, approximately 11.7% were convenience and liquor stores, approximately 7.6% were automotive sales and repair shops, approximately 11.6% were professional service providers, approximately 3.3% were lodging establishments, and approximately 1.5% were gas stations.

We have developed a number of proprietary payment processing systems to increase our operating efficiencies and distribute our processing and merchant data to our three main constituencies: our merchant base, our sales force and our customer service staff. We provide authorization and data capture services to our SME merchants through our own front-end processing system, which we call HPS Exchange. We provide clearing, settlement and merchant accounting services through our own internally developed back-end processing system, which we call Passport. Our control over our front-end and back-end systems enables us to more effectively customize these services to the needs of our Relationship Managers and merchants, and to minimize our processing costs. At December 31, 2012, our internally developed systems are providing substantially all aspects of a merchant's processing needs for most of our SME merchants and providing all aspects of our Network Services Merchants' processing needs.

We launched our End-to-End Encryption solution (known as E3™) in May 2010 to protect sensitive card data as it moves through the merchant's network and our platforms, resulting in a more secure payments network. Over 45,000 E3-enabled terminals have been deployed to small and mid-sized business owners across the country to protect their businesses and their customers

Payroll Processing Services

We provide a full-service nationwide payroll processing service, including check printing, direct deposit, related federal, state and local tax deposits, accounting documentation and human resources information. We developed a comprehensive payroll management system, which we refer to as PlusOne Payroll, that streamlines all aspects of the payroll process to enable time and cost savings. PlusOne Payroll was made available to new and existing customers beginning in 2010, and during 2011 we converted all of our existing payroll customers to PlusOne Payroll.

On December 31, 2012, we acquired Ovation Payroll, Inc. ("Ovation") adding over 10,000 customers to our existing payroll business. At December 31, 2012, we processed payroll for 22,553 customers, including Ovation's, an increase of 90.5% from 11,841 payroll customers at December 31, 2011. In 2012, 2011 and 2010, we installed 3,399, 3,723 and 4,858 new payroll processing customers in our existing business, respectively, excluding Ovation's installation activity.

Heartland School Solutions

We provide school nutrition, point-of-sale solutions, and associated payment solutions including online prepayment, to K to 12 schools throughout the United States. We offer back office management software, hardware, annual technical support, and training to our customer school districts. At December 31, 2012, our Heartland School Solutions business provided services to over 29,000 schools, compared to over 19,000 schools at December 31, 2011. Our Heartland School Solutions business has been built through a series of five acquisitions in 2010, 2011 and 2012. Most recently, on June 29, 2012 we acquired the K to 12 school solutions business of Lunch Byte Systems, Inc. (a.k.a "Nutrikids") accounting for the increase in the number of schools served in 2012.

Campus Solutions

We provide open- and closed-loop payment solutions and higher education loan services to colleges and universities throughout the United States and Canada. Besides payment processing, our Campus Card solution enables personal identification, door access, cashless vending transactions, cashless laundry, meal plans and cashless printing at campus facilities. Our loan services include student loan payment processing, delinquency and default services, refund management, tuition payment plans, electronic billing and payment, tax document services, and business outsourcing. At December 31, 2012, our Campus Solutions business served more than 2,000 colleges and universities, compared to approximately 200 at December 31, 2011. The increase reflects our acquisition of Educational Computer Systems, Inc. ("ECSI") on December 14, 2012, expanding our Campus Solutions business into higher education and post-graduate school/student services.

For other products and services which we offer, see “—Our Services and Products.”

Industry and Competitive Overviews

Payment Processing. The payment processing industry provides merchants with credit, debit, gift and loyalty card and other payment processing services, along with related information services. The industry continues to grow as a result of wider merchant acceptance, increased consumer use of bankcards and advances in payment processing and telecommunications technology. According to The Nilson Report, total expenditures for all card type transactions by U.S. consumers were $3.6 trillion in 2011, and are expected to grow to $5.4 trillion by 2016, representing a compound annual growth rate of 8.5%. The proliferation of bankcards has made the acceptance of bankcard payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. This increased use of bankcards and prepaid cards, enhanced technology initiatives, efficiencies derived from economies of scale and the availability of more sophisticated products and services to all market segments has resulted in a highly competitive and specialized industry.

            The payment processing industry is dominated by a small number of large, fully-integrated payment processors that sell directly to, and handle the processing needs of, the nation's largest merchants. These processors include First Data Corporation, Global Payments Inc., Vantiv, Inc., Chase Paymentech Solutions, Bank of America Merchant Services, Wells Fargo and Elavon, Inc., that serve a broad market spectrum from large to small merchants; further, certain of these provide banking, ATM and other payment-related services and systems in addition to bankcard payment processing. Large national merchants (i.e., those with multiple locations and high volumes of bankcard transactions) typically demand and receive the full range of payment processing services at low per-transaction costs.

            SME merchants' payment processing needs generally are served by a large number of smaller payment processors, including banks and Independent Sales Organizations, that generally procure most of the payment processing services they offer from large payment processors. It is difficult, however, for banks and Independent Sales Organizations to customize payment processing services for the SME merchant on a cost-effective basis or to provide sophisticated value-added services. Accordingly, services to the SME merchant market segment historically have been characterized by basic payment processing without the availability of the more customized and sophisticated processing, information-based services or customer service that is offered to large merchants. The continued growth in bankcard transactions is expected to cause SME merchants to increasingly value sophisticated payment processing and information services similar to those provided to large merchants.

            We compete with both the large and small organizations in providing payment processing and related services to a wide range of merchants. Our competitors sell their services either through a direct sales force, generally concentrating on larger accounts, or through Independent Sales Organizations, telemarketers or banks, generally concentrating on smaller accounts. The following table sets forth the typical range of services provided directly (in contrast to using outsourced providers) by fully integrated transaction processors, traditional Independent Sales Organizations and us.

We compete with other providers of payment processing services on the basis of the following factors:

•	sales force effectiveness

•	range of product offering;

•	quality of service;

•	reliability of service;

•	professional association endorsements;

•	ability to evaluate, undertake and manage risk;

•	speed in approving merchant applications; and

•	price.

        Some of our large competitors have substantially greater capital resources than we have and operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. Since they are affiliated with financial institutions or banks, these competitors do not incur the costs associated with being sponsored by a bank for registration with card networks and they can settle transactions quickly for their own merchants. We believe that our direct sales focus, our competitive payments product set, and our understanding of the needs and risks associated with providing payment processing services to those merchants, gives us a competitive advantage over larger competitors, which do not have our focus, and over competitors of a similar or smaller size that may lack our experience and sales resources.

Payroll Processing. The payroll processing services industry is highly competitive, with services provided by outsourced providers like us, but also accounting firms and self service options. Overall the industry breaks into two major segments: large national full-service payroll providers, and numerous much smaller national, regional, local and on-line providers. While large national payroll service firms such as ADP, Paychex, Ceridian, and Intuit are highly recognized, their combined market share in the industry approximates only 15%. We compete with both segments.

Competition in the payroll processing industry is primarily based on service responsiveness, accuracy, quality, reputation, range of product offering and price. The payroll industry faces continually evolving tax, regulatory and technology environments, which for smaller competitors create increasingly complex tax compliance, technology, service, and platform development challenges that they may lack the technical and financial resources to overcome. We believe we are well-positioned to gain payroll customers from those challenged providers. Additionally, we believe our competitive position is enhanced through our ability to offer payment processing services to payroll customers and thus offer an integrated services suite which will provide our customers with efficient and convenient options.

Our Competitive Strengths

            We believe our competitive strengths related to Bankcard Payment Processing, particularly SME, include the following:

Large, Experienced, Efficient, Direct Sales Force

We sell and market our SME bankcard payment processing services through a nationwide direct sales force of 739 Relationship Managers and Territory Managers who work exclusively for us. In addition, Ovation employed 29 sales persons, who have augmented our SME sales force. Many of our competitors rely on Independent Sales Organizations that often generate merchant accounts for multiple payment processing companies simultaneously. Our sales professionals have local merchant relationships and industry-specific knowledge that allow them to effectively compete for merchants; additionally these relationships are also supported by our customer service and support teams located in our service center.

Our same direct sales force sells payroll processing services, loyalty and gift card marketing solutions. We compensate our sales force primarily through commissions, which are based upon the performance of their merchant accounts. Our sales professionals have considerable latitude in pricing a new account, but we believe that the shared economics motivate them to sign attractively priced contracts with merchants generating significant processing volume. The residual commissions our sales force receives from their merchant accounts give them an incentive to maintain a continuing dialogue and servicing presence with their merchants. We believe that our compensation structure is atypical in our industry and contributes to building profitable, long-term relationships with our merchants. In 2012, our sales force installed approximately 40,000 new SME bankcard merchants, 3,399 payroll processing customers and 4,782 loyalty and gift card marketing solutions customers.

Recurring and Predictable Revenue

            We generate recurring revenue in most of our businesses and products. In particular, revenue from our payment processing services is recurring in nature because we typically enter into multi-year service contracts with our SME and Network Services Merchants. This recurring revenue grows as the number of transactions or dollar volume processed for an SME merchant increases or as we add new SME merchants and as we add transactions or merchants in Network Services. In 2012, approximately 90% of our SME bankcard processing volume came from merchants we installed in 2011 and earlier.

Internal Growth

            We grow our SME payment processing business exclusively through internal expansion by generating new SME merchant contracts submitted by our own direct sales force. All of our SME merchants were originally underwritten by our staff, and we have substantial experience responding to the SME merchants' processing needs and the risks associated with them. We believe our control of sales, underwriting and servicing both enhances our SME merchant retention and reduces our risks. We believe that internally generated SME merchant contracts generally are of a higher quality and are more predictable than contracts acquired from third parties, and the costs associated with such contracts generally are lower than the costs associated with contracts acquired from third parties.

While we continue to pursue internal growth, we have selectively taken advantage of acquisition opportunities and continue to expand into other products and markets that we previously did not have the technical or operational capabilities to support. See “—Our Strategy — Pursue Strategic Acquisitions” and “—Our Services and Products” later in this section for descriptions of these acquisitions.

Strong Position and Substantial Experience in Our Target Markets

            As of December 31, 2012, we were providing payment processing services to 169,994 active SME merchants located across the United States. We believe our understanding of the needs of SME merchants and the risks inherent in doing business with them, combined with our efficient direct sales force, provides us with a competitive advantage over larger service providers that access this market segment indirectly. We also believe that we have a competitive advantage over service providers of a similar or smaller size that may lack our extensive experience and resources, and so do not benefit from the economies of scale that we have achieved.

At December 31, 2012, we also provided bankcard payment processing services to approximately 396 Network Services Merchants with approximately 47,064 locations. These Network Services Merchants are predominately in the petroleum industry. We believe that our understanding of the processing needs of petroleum merchants and the products we offer them provides us with a competitive advantage.

Also at December 31, 2012 we provided payroll processing services to 22,553 customers, Heartland School Solutions to over 29,000 schools, and Campus Solutions to approximately 2,000 colleges and universities, all of which provided us with competitive and growing market shares.

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

In December 2012, the restaurant industry represented approximately 36.0% of our SME bankcard processing volume and 49.6% of our SME transactions, consistent with prior years. We believe that the restaurant industry will remain an area of focus, though its growth will likely approximate the growth in the overall portfolio. Restaurants represent an attractive segment for us: according to a report by the National Restaurant Association, restaurant industry sales are expected to reach approximately $660.5 billion in 2013, which would represent a 3.8% increase over projected industry sales for 2012 and the twenty-first consecutive year of growth. The projected restaurant industry growth for 2013 is in spite of a challenging economy and this steady growth profile, combined with the industry's low seasonality, makes restaurant merchant bankcard processing volume stable and predictable. In addition, the incidence of chargebacks is very low among restaurants, as the service typically is provided before the card is used. Our industry focus not only differentiates us from other payment processors, but also allows us to forge relationships with key trade associations that attract merchants to our business. Our industry focus also allows us to better understand a merchant's needs and tailor our services accordingly.

Although we have historically focused significant sales and marketing efforts on the restaurant industry, our SME merchant base also includes a broad range of brick and mortar retailers, lodging establishments, automotive repair shops, convenience and liquor stores, professional service providers, and gas stations. See “—Our Bankcard Processing Merchant Base” for detail on December 2012 bankcard processing volume by merchant category.

Our historical focus on SME merchants has diversified our merchant portfolio and we believe has reduced the risks associated with revenue concentration. In 2012, no single SME merchant represented more than 0.98% of our total bankcard processing volume, consistent with prior years.

Our Network Services business has further diversified our total merchant portfolio adding a substantial base of large national merchants, predominately in the petroleum industry.

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

Our merchant-focused culture spans from our sales force, which maintains a local market presence to provide rapid, personalized customer service, through our service center, which is segmented into regional teams to optimize responsiveness, and to our technology organization, which has developed a customer management interface and information system that alerts our Relationship Managers to any problems a merchant has reported and provides them with detailed information on the merchants in their portfolio. Additionally, we believe that we are one of the few companies that fully discloses our pricing to merchants. We think this approach contributes substantially to building long-term merchant relationships.

Scalable Operating Structure

            Our scalable operating structure generally allows us to expand our operations without proportionally increasing our fixed and semi-fixed support costs. In addition, our card processing technology platform, including both HPS Exchange and Passport, was designed with the flexibility to support significant growth and drive economies of scale with relatively low incremental costs. Most of our operating costs are related to the number of individuals we employ. We have in the past used, and expect in the future to use, technology to leverage our personnel, which should cause our personnel costs to increase at a slower rate than our bankcard processing volume.

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

We provide authorization and data capture services to our SME merchants through our internally-developed front-end processing system, HPS Exchange. This system incorporates real time reporting tools through interactive point-of-sale database maintenance via the Internet. These tools enable merchants, and our employees, to change the messages on credit card receipts and to view sale and return transactions entered into the point-of-sale device with a few second delay on any computer linked to the Internet. During the years ended December 31, 2012, 2011 and 2010, approximately 95%, 93% and 90%, respectively, of our SME transactions were processed through HPS Exchange.

We provide clearing, settlement and merchant accounting services through our own internally developed back-end processing system, Passport. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At December 31, 2012 , 2011 and 2010, approximately 99% of total SME bankcard merchants were processing on Passport. At December 31, 2012 and 2011, our internally developed systems have been providing substantially all aspects of a merchant's processing needs for most of our SME merchants and all of our Network Services Merchants' processing needs.

We launched our End-to-End Encryption solution (known as E3™) in May 2010 to protect sensitive card data as it moves through the merchant's network and our platforms, resulting in a more secure payments network. Over 45,000 E3-enabled terminals have been deployed to small and mid-sized business owners across the country to protect their businesses and their customers.

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

Comprehensive Underwriting and Risk Management System

            Through our experience in assessing risks associated with providing payment processing services to SME merchants, we have developed procedures and systems that provide risk management and fraud prevention solutions designed to minimize losses. Our underwriting processes help us to evaluate merchant applications and balance the risks of accepting a merchant against the benefit of the bankcard processing volume we anticipate the merchant will generate. We believe our systems and procedures enable us to identify potentially fraudulent activity and other questionable business practices quickly, thereby minimizing both our losses and those of our merchants. As evidence of our ability to manage these risks, and notwithstanding the challenging economic environment faced by our SME merchants in recent years, in 2012, 2011 and 2010 we experienced SME merchant losses in amounts equal to 0.28 basis points, 0.76 basis points and 1.44 basis points of SME bankcard processing volume, respectively. The higher level of merchant losses in 2010 tracked the stressed economic conditions in that year, which contributed to increased incidences of merchant fraud.

Our Strategy

            Our current growth strategy is to increase our market share as a provider of payment processing services to merchants in the United States. We believe that continuing increases in the use of bankcards and other technology as a payment method, combined with our approaches to sales, marketing and development of broad payment-product offerings, will continue to present us with significant growth opportunities. Additionally, we intend to continue growing our payroll processing business, Heartland School Solutions, Campus Solutions, and enhance our other products such as Heartland Marketing Solutions and Micropayments. Key elements of our strategy include:

Expand Our Direct Sales Force

            Unlike many of our competitors who rely on Independent Sales Organizations or salaried salespeople and telemarketers, we have built a direct, commission-only sales force. Our sales model divides the United States into 7 primary markets overseen by Executive Directors of Business Development. These Executive Directors are responsible for hiring Relationship Managers and increasing the number of installed merchants in their markets.

During the third quarter of 2010, we focused our sales organization toward improving individual sales persons' productivity, and so we reduced our Relationship Manager count, but at the same time, more fully engaged our Territory Managers in the sales process by requiring them to achieve individual minimum monthly gross margin install targets. Combining our Relationship Managers and Territory Managers gives us a count of 739 at December 31, 2012, compared to 790 at December 31, 2011 and 917 at December 31, 2010. In addition, Ovation employed 29 sales persons, who we expect to add to our SME sales force. We anticipate renewed growth in our sales force in the next few years in order to increase our share of our target markets, while maintaining the enhanced sales productivity levels of recent quarters.

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

Expand Our Services and Product Offerings

 We have focused on offering a broad set of payment-related products to our customers. In addition to our bankcard processing services, our current product offerings include payroll processing, Heartland School Solutions, Campus Solutions, Micropayments, and Heartland Marketing Solutions. See “— Our Services and Products” for descriptions of these services. In 2010, 2011 and 2012 in a series of five acquisitions, we added Heartland School Solutions to our product set, expanding our customer base by offering school nutrition, point-of-sale solutions, and associated payment solutions including online prepayment solutions, to a wide base of schools, students and their parents (see “— Our Services and Products — Heartland School Solutions” for more information).

In 2012, we added to our Campus Solutions services by acquiring ECSI, which provides a suite of solutions to support administrative services for higher education including student loan payment processing, delinquency and default services, refund management, tuition payment plans, electronic billing and payment, tax document services, and business outsourcing(see “— Our Services and Products — Campus Solutions” for more information).

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

Leverage Our Technology

             We intend to continue leveraging our technology platforms to increase operating efficiencies and provide real-time processing and data to our merchants, sales force and customer service staff. Since our inception, we have been developing Internet-based systems to improve and streamline our information systems, including customer-use reporting, management reporting, enrollment, customer service, sales management and risk management reporting tools. We continually develop enriched back office solutions which allow merchants to integrate their payment processing data into any of the major small business accounting software packages, and remain on the leading edge of the merchant marketplace. We continue to make material investments in our payment processing capabilities, which allow us to offer a differentiated payment processing product that is faster, less expensive, and more comprehensive than competing products.

In 2012, we added to our existing payroll processing business with our acquisition of Ovation, which serves over 10,000 clients in 48 states providing payroll processing, payroll tax preparation, Internet payroll reporting, and direct deposit. With this acquisition, we added scale to our PlusOne Payroll platform, leveraging operating costs (see “— Our Services and Products — Payroll Processing Services” for more information).

Enhance Merchant Retention

            By providing our merchants with a consistently high level of service and support, we strive to enhance merchant retention. We recognize that our ability to maintain strong merchant relationships is important to not only maintain our recurring revenues, but to our growth. We believe that our practice of fully disclosing our pricing policies to our merchants creates goodwill. We developed and endorsed The Merchant Bill of Rights, an advocacy initiative that details ten principles we believe should characterize all merchants' processing relationships.

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

We have developed a customer management interface that alerts our Relationship Managers to any problems an SME merchant has reported and provides them with detailed information on the merchants in their portfolio. In addition, we believe that our flexible back-end processing platform, Passport, allows us to tailor our services to the needs of our sales force and merchants, which we believe will further enhance merchant retention. Passport's flexibility allows us to enhance the information available to our merchants, and to offer new services to them.

Pursue Strategic Acquisitions

Although we intend to continue to pursue organic growth through the efforts of our direct sales force, we may also expand our merchant base or gain access to other target markets by acquiring complementary businesses, products or technologies, including other providers of payment processing.

We have made a number of acquisitions which have expanded our product offerings and added complementary businesses. In 2007, we initiated our Campus Solutions business with the acquisition of General Meters Corp and in 2012 we added to our Campus Solutions by acquiring ECSI, which provides a suite of solutions to support administrative services for higher education including student loan payment processing, delinquency and default services, refund management, tuition payment plans, electronic billing and payment, tax document services, and business outsourcing. In 2010, 2011 and 2012 in a series of five acquisitions, we added Heartland School Solutions to our product set, expanding our customer base by offering school nutrition and point-of-sale solutions, including Internet payment capability, to a wide base of schools, students and their parents. In 2008, we acquired Network Services which handles a wide range of payment transactions for merchants of all sizes for its predominantly petroleum customer base. Our acquisition of Debitek in 2006 established our Micropayments product and our acquisition of Chockstone in 2008 provided for expansion into the loyalty marketing and gift card solutions market, which is now our Heartland Marketing Solutions business.

Our Services and Products

SME Merchant Bankcard Payment Processing

            We derive the majority of our SME processing revenues from fee income relating to Visa and MasterCard payment processing, which is primarily comprised of a percentage of the dollar amount of each transaction we process, as well as a flat fee per transaction. The percentage we charge is typically a fixed margin over interchange, which is the fee paid to the issuing bank that is set by Visa and MasterCard depending on the type of card used and the way the transaction is handled by the merchant. On average, the gross revenue we generate from processing a Visa or MasterCard transaction equals approximately $2.50 for every $100 we process. We also receive fees from American Express, Discover, and JCB for facilitating their transactions with our SME merchants. Our American Express agreement includes a compensation model which provides us percentage-based residuals on the American Express volume we process, plus fees for every transaction we process. Under our agreement with Discover, our revenue model is similar to our Visa and MasterCard models.

            We receive revenues as compensation for providing bankcard payment processing services to merchants, including merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant support and chargeback resolution. In 2005, we began providing clearing, settlement and accounting services through Passport, our own internally developed back-end processing system. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At December 31, 2012 and 2011, approximately 99% of our SME bankcard merchants were processing on Passport. In addition, we sell and rent point-of-sale devices and supplies and provide additional services to our merchants, such as gift and loyalty programs, paper check authorization and chargeback processing. These payment-related services and products are described in more detail below:

Merchant Set-up and Training— After we establish a contract with a merchant, we create the software configuration that is downloaded to the merchant's existing, newly purchased or rented point-of-sale terminal, cash register or computer. This configuration includes the merchant identification number, which allows the merchant to accept Visa and MasterCard as well as any other cards, such as American Express, Discover and JCB, provided for in the contract. The configuration might also accommodate check verification, gift and loyalty programs and allow the terminal or computer to communicate with a pin-pad or other device. After the download has been completed by the Relationship Manager, service center or Account Manager, we conduct a training session on use of the system. We also offer our merchants flexible low-cost financing options for point-of-sale terminals, including installment sale and monthly rental programs.

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

            We operate HPS Exchange, our internally developed front-end processing system. During the years ended December 31, 2012, 2011 and 2010, approximately 95%, 93% and 90%, respectively, of our SME transactions were processed through HPS Exchange. The remainder of our front-end processing is outsourced to third-party processors, primarily TSYS Acquiring Solutions. Although we will continue to install new SME merchants, whose terminals or point-of-sale platforms are not certified for HPS Exchange, on TSYS' systems, we anticipate that the percentage of SME transactions that are outsourced will continue to decline as we install a high percentage of new merchants on HPS Exchange. Additionally, in the fourth quarter of 2010 we sold many of our remaining merchant accounts that had not been converted onto HPS Exchange and were still processing on third party front-end platforms other than TSYS. The purpose of the sale was to eliminate servicing inefficiencies associated with these merchant accounts.

Clearing and Settlement— Clearing and settlement processes, along with merchant accounting, represent the “back-end” of a transaction. After a transaction has been “batched out” for payment, the payment processor transfers the merchant data to Visa or MasterCard who then collect funds from the card issuing banks. This is typically referred to as “clearing.” After a transaction has been cleared, the transaction is “settled” by Visa or MasterCard by payment of funds to the payment processor's sponsor bank the next day. The payment processor creates an electronic payment file in ACH format for that day's cleared activity and sends the ACH file to its sponsor bank. The ACH payments system generates credits to the merchants' bank accounts for the value of the file. The merchant thereby receives payment for the value of the purchased goods or services, generally two business days after the sale. Under the terms of the agreements with American Express and Discover, the process is substantially similar to the Visa and MasterCard process, and the merchant receives one deposit for all cards accepted, in contrast to the previously existing arrangement, where a merchant accepting Visa and MasterCard, American Express and Discover would have received three deposits.

Passport, our internally developed back-end system, enables us to customize these services to the needs of our merchants and Relationship Managers. For example, in 2012 we implemented Optimized Funding for SME merchants. Optimized Funding gives us the ability to pay our merchants for their transactions faster than previously and complements our Next Day Funding relationships with certain banks.

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

Merchant Support Services— We provide merchants with ongoing service and support for their processing needs. Customer service and support includes answering billing questions, responding to requests for supplies, resolving failed payment transactions, troubleshooting and repair of equipment, educating merchants on Visa and MasterCard compliance and assisting merchants with pricing changes and purchases of additional products and services. We maintain a toll-free help-line 24 hours a day, seven days a week, which is staffed by our customer service representatives and, during 2012, answered an average of approximately 145,000 customer calls per month. The information access and retrieval capabilities of our intranet-based systems provide our customer service representatives prompt access to merchant account information and call history. This data allows them to quickly respond to inquiries relating to fees, charges and funding of accounts, as well as technical issues.

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

Network Services Merchant Bankcard Payment Processing

Network Services is a provider of payment processing solutions, serving large national merchants in a variety of industries such as petroleum/convenience stores, parking and retail. Our products/services include payment processing, prepaid services, POS terminals, helpdesk services, managed network services and merchant bankcard services. In addition to Visa and MasterCard transactions, Network Services handles a wide range of payment transactions for its predominantly petroleum customer base. More recently, we added petroleum functionality for merchants of all sizes to our payment processing product. This new product enables us to reach various sized petroleum/convenience store merchants. We also developed the SmartLink Managed Network Services product which is available to merchants in many markets and can be sold to other processors' merchants as well. SmartLink is our managed network services product platform for consolidating multiple in-store devices onto a single lower-cost, high-speed broadband circuit. SmartLink transmits both transactional data as well as integral back-office information, streamlines networked services, reduces costs and enhances operational efficiency for our merchants.

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

Clearing and Settlement— Clearing and settlement processes represent the “back-end” of a transaction. After a transaction has been “batched out” for payment, we transfer the completed transaction detail file to our Passport back-end processing system for clearing and settlement. During the “clearing” process, the transaction detail is split out and sent to Visa or MasterCard who then collect funds from the card issuing banks. After a transaction has been cleared, the transaction is “settled” by Visa or MasterCard by payment of funds to our sponsor bank the next day. We then create either electronic payment files for wire or ACH for that day's cleared activity and send the files to our sponsor bank. The payments system generates a wire or credit to the merchant's bank accounts for the value of the file.

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

Payroll Processing Services

Through our wholly-owned subsidiary, Heartland Payroll Company, we operate a full-service nationwide payroll processing service. Revenues for our Payroll Processing Services were $21.4 million, $19.5 million and $17.3 million, respectively, in 2012, 2011 and 2010. Our payroll services include check printing, direct deposit, related federal, state and local tax deposits, accounting documentation and human resources information. In addition, we offer a “PayAdvantage” card, which provides employees the opportunity to have all, or a portion, of their payroll deposited to a Visa debit card account. In order to improve operating efficiencies and ease-of-use for our customers and to decrease our own processing costs, we offer electronic and paperless payroll processing that allows an employer to submit its periodic payroll information to us via the Internet. If a customer chooses the online option, all reports and interactions between the employer and us can be managed electronically, eliminating the need for cumbersome paperwork. Approximately 65% of our payroll customers currently submit their information electronically. However, if a customer chooses not to submit their payroll data online, they may submit such information via phone or facsimile. Regardless of input method, clients can choose to have Heartland Payroll Company print and ship their payroll package or to receive this information electronically.

On December 31, 2012, we acquired Ovation, adding over 10,000 customers to our existing payroll business. As of December 31, 2012, 2011 and 2010, we provided payroll processing services to 22,553, including Ovation, 11,841 and 11,131 customers, respectively. In 2012, 2011 and 2010, we installed 3,399, 3,723 and 4,858 new payroll processing customers, respectively, excluding Ovation's installation activity.

We operate a comprehensive payroll management platform, which we refer to as PlusOne Payroll, that streamlines all aspects of the payroll process to enable time and cost savings. PlusOne Payroll was made available to new and existing customers beginning in 2010. By December 31, 2011, all of our payroll processing customers were processing on PlusOne Payroll. We consider our PlusOne Payroll platform to be state-of-the art, enabling us to process payroll on a large scale and provide customizable solutions for businesses of all sizes. PlusOne Payroll enables faster processing and continuous updates to help businesses remain compliant with payroll, tax and human resources regulations. The platform features web-hosted access, enabling businesses and their accountants to securely access all payroll data from virtually anywhere with SSL-encryption protection. It also provides robust, easy-to-use reporting for better business analysis. PlusOne Payroll is equipped to interface with the leading providers of accounting and time and attendance applications, as well as restaurant and retail point-of-sale systems. During 2011 and 2012, we have continued to build upon this platform and have completed the Employee Self Serve web portal that allows employees to review copies of their paychecks, vouchers, payroll detail and maintain their individual demographic information. The acquisition of Ovation will add scale to our PlusOne Payroll platform, leveraging operating costs once conversion is complete in 2014, and also adds experienced management, a new sales approach including an affinity partner network, and enhanced product and servicing capabilities.

Heartland School Solutions

Heartland School Solutions provides cafeteria point of sale solutions to more than 29,000 schools, making us the largest provider of K-12 food-service technology in the nation. In conjunction with this core POS business, approximately 88% of our customer schools use Heartland's online prepayment solutions to allow parents to fund accounts for school lunches or other on-campus activities. Parents can opt to establish recurring payments with customized low balance thresholds, make one-time payments, or simply see what their students ate for lunch that day.  With a consistently high annual renewal rate for POS customers, those platforms serve as a reliable base on which to offer additional value-added products and services. We offer back office management software, hardware, annual technical support, and training to our customer school districts.

Heartland School Solutions has been built through a series of five acquisitions in 2010, 2011 and 2012. On June 29, 2012, Heartland completed its latest K-12 acquisition of Rochester, NY based Nutrikids, Inc. Following that acquisition in 2012, we focused on merging the management and operational structures of the five acquired companies that make up the School Solutions group. The more than 200 School Solutions professionals now operate under a single management structure and go-to-market strategy. While continuing to maintain legacy POS platforms for the foreseeable future, we combined all online prepayment activity into two platforms: MySchoolBucks and MyLunchMoney. Together these two systems service more than 3.5 million users. During 2012, we made significant investment in our consumer-focused marketing strategy in order to encourage more widespread adoption of our online payments products, which resulted in non-acquisition related growth of total volume by 18% between 2011 and 2012. Revenues for Heartland School Solutions were $36.6 million and $11.2 million, respectively, in 2012 and 2011.

Campus Solutions

In December 2012, we added to our Campus Solutions product by acquiring ECSI, which provides a suite of solutions to support administrative services for higher education including student loan payment processing, delinquency and default services, refund management, tuition payment plans, electronic billing and payment, tax document services, and business outsourcing.  ECSI's core services support the management, payment and collection of student loans including Perkins and institutional financing.  ECSI has the experience of printing and mailing over 500 million billing statements, managing 400+ million tuition and loan payments, processing over five million tax documents, and managing accounts for over seven million students and borrowers.  ECSI currently serves over 1,800 colleges and universities across multiple higher education sectors including Non-Profit, For-Profit, Private, and Community Colleges.

Our existing Campus Solutions product also continues to provide open- or closed-loop payment solutions for college or university campuses to efficiently process small value electronic transactions.   Besides payment processing, our One-Card product enables personal identification, door access, cashless vending transactions, cashless laundry, meal plans and cashless printing at campus facilities.  Our innovative Give Something Back Network adds Internet and phone accessible closed-loop debit card based financial services to the students, faculty, staff and local community merchants of an educational institution.  In addition, our Acceluraid program, which we introduced in 2010, addresses the major operational needs of campuses by providing an open-loop debit card based platform for making financial aid refunds.  At December 31, 2012, we had twenty-seven colleges enrolled, representing 150,000 students and over $300 million in annual reimbursement under the Acceluraid program. We currently have 194 OneCard and Acceluraid college and university accounts. Revenues for Campus Solutions were $8.1 million, $6.5 million and $6.3 million, respectively, in 2012, 2011 and 2010.

Micropayments

We began providing payment solutions within the small value transaction market in 2006. Revenues for Micropayments were $8.2 million, $7.2 million and $7.2 million, respectively, in 2012, 2011 and 2010. We manufacture and sell solutions comprising unattended online wireless credit card based payment systems, and unattended value top up systems for off-line closed loop smart (chip) card based payment systems. Our electronic cash systems provide small value transaction processing for laundromat machines, vending machines, and cash registers, in apartment laundries, cruise ships, corporate and university campuses, and penitentiaries. These systems offer consumers convenient ways to use their debit and credit cards in laundromats with our new Waverider system, purchase and reload electronic cash cards, and spend the value on the card for small value purchases in both attended and unattended point of sale locations. In addition, we provide merchants financial settlement between the value (electronic cash card) issuer and the vendor/merchant who accepts the card as payment. We believe that there is increasing consumer demand for, and merchant interest in, card-based solutions for small denomination transactions, and expect to make additional investments in the future in developing solutions in this area.

Heartland Marketing Solutions

We continue to leverage our November 2008 acquisition of Chockstone, Inc. to provide a suite of marketing solutions including gift and rewards. Revenues for Heartland Marketing Solutions were $13.4 million, $12.0 million and $9.2 million, respectively, in 2012, 2011 and 2010. Through our Marketing Solutions group, we deliver a full suite of mobile and card-based marketing services to merchant locations through real-time communications with the merchant point-of-sale, enabling us to leverage existing installations across our merchant base and enhancing our overall value proposition to the merchant community. In addition to servicing the SME merchant market, the Marketing Solutions Group also provides gift and rewards services to regional and national brands.

In September 2009, we initiated a gift card marketing program called Enhanced Rewards, which strengthens an SME merchant's marketing initiatives by combining traditional, loyalty and promotional gift and loyalty card features into one integrated card program. Merchants are using Enhanced Rewards to increase customer loyalty and acquire new customers through the use of real-time offers and rewards delivered at the merchant point-of-sale. In addition to Enhanced Rewards, Heartland Marketing Solutions launched a simple gift card program in October 2012 to meet the demand for a gift-only solution, signing 479 Merchants in the fourth quarter of 2012. As of December 31, 2012, Heartland Marketing Solutions has signed 10,239 merchant locations and loaded $68 million on approximately 2.0 million consumer gift cards, compared to 8,300 merchant locations and $49 million loaded on approximately 1.5 million cards as of December 31, 2011.

Collective Point of Sale Solutions Ltd.

In the fourth quarter of 2012, the Company, along with the 30% non-controlling shareholders of Collective Point of Sale, Ltd. (“CPOS”), entered into an agreement to sell CPOS to a third party. CPOS, which operates as a provider of payment processing services in Canada, was not a significant subsidiary and the Company will have no continuing involvement in its operations. After receiving regulatory approval, the buyer settled this sale on January 31, 2013. The total sales price was $30.3 million in cash including net working capital, of which the Company received $20.9 million for its 70% ownership position. During the first quarter of 2013, the Company expects to record a material gain on the sale.

Sales

We sell and market our products and services to our SME merchants exclusively through our sales force. As of December 31, 2012, we employed 739 Relationship Managers and Territory Managers in 50 states plus the District of Columbia. In addition, Ovation employed 29 sales persons, who have augmented our SME sales force. We employ a geographic sales model that divides the United States into 7 markets overseen by Executive Directors of Business Development. Executive Directors of Business Development are responsible for sales and service in their region and are ultimately responsible for increasing the number of installed merchants in their territory. Executive Directors of Business Development manage their territories through Division Managers and Territory Managers. Division Managers do not sell our products and services. Instead, their sole responsibility is to hire, train and manage Territory and Relationship Managers in their assigned geography. In contrast, Territory Managers are Relationship Managers who are also responsible for hiring and training a small number of Relationship Managers in their territory. Our Relationship Managers employ a community-based strategy that involves cold calling, obtaining referrals from existing merchants and building relationships with various trade groups, banks and value-added resellers to create sales opportunities.

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

We pay our Relationship Managers, Territory Managers,and Division Managers a percentage of the gross margin we derive from the payments we process for the SME merchant accounts they generate and service. The Executive Directors of Business Development for each market are compensated with a salary and bonus and no longer receive overrides on signing bonuses and residual commissions. Typically, when a new merchant account is signed at an acceptable estimated gross margin level, the Relationship Manager will be paid a signing bonus equal to 50% of the first 12 months' estimated gross margin. The Relationship Manager will also receive 15% of the gross margin generated from the merchant each month as residual commissions for as long as the merchant remains our customer, and in situations where there is no Account Manager assigned to the merchant account, 5% of gross margin is paid for the Relationship Manager's continued servicing of the account. In addition, the Division Manager will receive an amount equal to 25% of the amount paid to the Relationship Manager (split with a Territory Manager, if one exists for the account). For example, if a merchant account has $1,000 of estimated annual gross margin for the first twelve months and estimated monthly gross margin of $83.33, our sales force would be compensated as follows:

Signing Bonus:
Estimated gross margin for first 12 months	$1,000
Signing bonus paid to:
Relationship Manager	$500	50.0%
Division Manager (plus Territory Manager)	$125	12.5%

Residual Commission:
Estimated monthly gross margin	$83.33
Monthly residual commission paid to:
Relationship Manager	$12.50	15.0%
Division Manager (plus Territory Manager)	$3.12	3.75%

In certain cases, no signing bonus will be paid to a Relationship Manager, but the residual commission is 30% (excluding the 5% servicing fee) of the ongoing monthly gross margin generated by such merchant.

When a Relationship Manager has established merchant relationships that generate the equivalent of $10,000 of monthly gross margin, he or she will be deemed to have a vested equity interest (known as portfolio equity), and will be guaranteed the “owned” portion (all but the 5% servicing portion) of the ongoing monthly gross margin generated by such merchants for as long as the merchant processes with us. See “Management's Discussion And Analysis of Financial Condition And Results of Operations —Critical Accounting Estimates— Accrued Buyout Liability” for more information regarding portfolio equity. At the end of the first 12 months of processing for a new merchant, we compare the actual gross margin generated from that merchant with the estimated gross margin used to calculate the signing bonus. If the merchant was more profitable than expected, we increase the signing bonus amount paid to the Relationship Manager. However, if the merchant was less profitable than anticipated, the Relationship Manager must return a pro-rata portion of his or her signing bonus to us. See “Management's Discussion And Analysis of Financial Condition And Results of Operations —Critical Accounting Estimates —Capitalized Customer Acquisition Costs” for more information regarding signing bonuses.

We maintain a team of Account Managers who are assigned a specific geographic territory for which they are responsible for servicing and completing installation activities. The majority of Account Managers' compensation represents a shift of the 5% servicing portion associated with the merchants he or she is servicing. The 5% is distributed in compensation to the Account Manager in the form of a weekly salary, a monthly expense allotment and monthly bonus. Compensation for these activities is deducted from Relationship Manager and Territory Manager compensation. At December 31, 2012, we had 78 Account Managers.

Over the past year, Heartland's Executive Director of Major Accounts, who has strong connections with mid-market and large scale merchants, and his staff have managed the company's overall national accounts strategy of generating brand awareness of Heartland and marketing its products/services to Retail, Grocery, Restaurant, and Hotel and Lodging companies with annual revenues between $100 million and $25 billion. Because the business requirements of the larger merchant can be quite complex, the sales cycles typically extend for longer periods of time than those of smaller merchants.

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

            We have focused significantly on the hospitality industry and, in particular, independent restaurants. The number of independent restaurants to which we provide our products and services was 43,743 as of December 31, 2012 and 45,219 as of December 31, 2011. In December 2012, the restaurant industry represented approximately 36.0% of our SME bankcard processing volume and 49.6% of our SME transactions. In December 2011 and December 2010, the restaurant industry represented approximately 34.8% and 34.1% of our bankcard processing volume and 49.7% and 49.8% of our SME transactions, respectively. In addition to restaurants, our merchant base includes brick and mortar retailers, lodging establishments, automotive repair shops, convenience and liquor stores, and professional service providers.

We have also historically had success in marketing our products and services through relationships with key trade associations, agent banks and value-added resellers.

Trade Associations

As of December 31, 2012, we had preferred partner agreements with more than 250 trade associations, approximately 40 percent of which are in the hospitality industry. Of these partnerships, 46 are state restaurant associations and another 43 are state lodging associations. In addition, we are the American Hotel & Lodging Association and National Restaurant Association's endorsed provider for credit card processing, gift card marketing and payroll services. Our agreements with trade associations typically include our commitment to be a member of the association, a sponsor of the association's events, a trade show exhibitor and an advertiser in the association's publications. In exchange for an association's recommendation of our products and services to their members, and upon the installation of a new merchant that is a member of the association, we pay to the trade association a portion of the signing bonus or residual payment that otherwise would be paid to the Relationship Manager responsible for that merchant.

Affiliate Banks

            We offer programs to banks across the United States that allow them access to leverage our extensive sales and support teams and other resources.  The program provides our partner banks a source to refer their customers for merchant services, payroll processing and other electronic payments processing services.  We offer on-site sales, training, installation, and on-going service and support to the referred merchants.  In exchange for a bank's endorsement of Heartland's products, we typically pay the bank a monthly residual fee based on the referred merchant's processing volumes or margins.  As of December 31, 2012, we provide these services to more than 1,200 banking locations in the United States.

Value-Added Resellers and Third-Party Software Providers

 In order to further market our products and services, we enter into arrangements with value-added resellers and third-party software developers. Value-added resellers typically sell complementary products and services such as hardware and software applications and point-of-sale hardware, software and communication network services to merchants in markets similar to ours. Our agreements with value-added resellers provide that, in exchange for their endorsement of our products and services and upon the installation of a new merchant referred by them, we will pay the value-added reseller a portion of the sales commission from the Relationship Manager responsible for that merchant and/or a transaction fee. As we continue to expand our product offerings, we intend to introduce capabilities that will allow our systems to be compatible with third-party software developers while working to reduce merchants' third-party up-front costs for processing with us. We are committed to passing along our cost efficiencies to our merchants and their point-of-sale providers to encourage joint technology partnerships. In addition we will continue to consult with industry groups such as The National Restaurant Association to advocate for fair treatment to merchants from point-of-sale software providers and their dealers. As of December 31, 2012, we had arrangements with more than 2,100 value-added resellers and referral service providers, including agreements with many third-party developers in the hospitality industry. From time to time, we have also entered into direct alliances with original equipment manufacturers and vendors.

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

Sponsor Banks

Following is a breakout of our total Visa and MasterCard settled bankcard processing volume for the month of December 2012 by percentage processed under our individual bank sponsorship agreements:

Sponsor Bank	% of December 2012 Bankcard Processing Volume
Wells Fargo Bank, N.A.	66%
The Bancorp Bank	15%
Barclays Bank Delaware	12%
Heartland Bank	7%

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

The sponsorship agreements with the member banks require, among other things, that the Company abide by the bylaws and regulations of the Visa and MasterCard networks, and certain of the sponsor banks require a certificate of deposit or a cash balance in a deposit account. If the Company breaches a sponsorship agreement, the sponsor banks may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative sponsor bank.
The Company is dependent on its sponsor banks, Visa and MasterCard for notification of any compliance breaches. As of December 31, 2012, we have not been notified of any such issues by our sponsor banks, Visa or MasterCard.

At December 31, 2012, we were party to four bank sponsorship agreements.

•
Our primary sponsor bank for SME merchant processing is Wells Fargo Bank, N.A. (“Wells Fargo”). Either Wells Fargo or we can terminate the agreement if the other party materially breaches the agreement, including non-payment of fees due for processing our monthly settlement of transactions. The agreement may also be terminated if the other party files for or enters bankruptcy, if either party is required to discontinue performing its services under the agreement based upon a final order of a state or federal court or regulatory body or if there is a change in the majority ownership of the other party. Wells Fargo may terminate the agreement with us if we breach the by-laws and regulations of Visa or MasterCard, if either our registration or Wells Fargo membership with Visa or MasterCard terminates, if any federal or state regulatory authority requests that the agreement be terminated or that Wells Fargo terminate its services or if applicable laws or regulations change to prevent Wells Fargo from performing its services under the agreement. Upon termination of the agreement for any reason, we will have 180 days to convert to another sponsor bank. The agreement, which we entered into with Wells Fargo on February 8, 2012, expires on February 8, 2016 and will automatically renew for successive three year periods unless either party provides six months' written notice of non-renewal to the other party. The sponsorship agreements we have with our other three sponsor banks involve substantially the same terms as apply with Wells Fargo.

•
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

•
In 2007, we entered into a sponsor bank agreement with Heartland Bank, which is based in Saint Louis, Missouri. Heartland Bank is not related to or associated with Heartland Payment Systems. Our agreement with Heartland Bank has been renewed through September 2013. The Agreement continues for successive three-year terms unless terminated by either party with one hundred eighty (180) days prior written notice. Should Heartland Bank opt to terminate, we believe we have reasonable alternatives available to secure continuing sponsorship for these merchants' processing transactions.

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

Our Bankcard Processing Merchant Base

Our merchant customers primarily fall into two categories: our core small and mid-sized merchants (referred to as "Small and Midsized Enterprises", or “SME merchants”) and Network Services' merchants, predominately petroleum merchants of all sizes (referred to as "Network Services Merchants"). At December 31, 2012, we provided our bankcard payment processing services to 169,994 active SME bankcard merchants and 396 Network Services Merchants having 47,064 locations across the United States.

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

The following table summarizes our SME processing volume by merchant category for the month of December 2012, compared to the months of December 2011 and December 2010.

	Month of December
	2012	2011	2010
Restaurants	36.0%	34.8%	34.1%
Retail	18.0%	18.2%	18.7%
Convenience, Fast Food & Liquor	11.2%	10.9%	10.6%
Automotive	6.5%	7.5%	7.9%
Professional Services	7.3%	7.1%	6.9%
Lodging	4.5%	4.3%	4.2%
Petroleum	1.9%	1.9%	2.2%
Other	14.6%	15.3%	15.4%
Total SME processing volume        $5.7 billion $5.6 billion $5.2 billion

No single SME merchant accounted for more than 0.98% of our total SME Visa and MasterCard bankcard processing volume in 2012, and during 2012, our top 25 merchants represented only 3.56% of our SME Visa and MasterCard bankcard processing volume and 2.72% of our SME Visa and MasterCard gross processing revenue. In 2011 and 2010, no single merchant represented more than 1.02% and 1.01% of our total SME Visa and MasterCard bankcard processing volume, respectively. In both 2011 and 2010 our top 25 merchants represented only 3.21% and 3.00%, respectively, of our SME Visa and MasterCard bankcard processing volume and 2.56% and 2.54%, respectively, of our SME Visa and MasterCard gross processing revenue.

In December 2012, SME merchants in California represented 10.8%, in Texas represented 6.3%, in New York represented 5.1%, in Florida represented 4.9%, and in New Jersey represented 4.0% of our respective SME bankcard processing volume. No other state represented more than 4% of our total bankcard processing volume. Our geographic concentration tends to reflect the states with the highest economic activity, as well as certain states where we have historically maintained a stronger sales force. This merchant and geographic diversification makes us less sensitive to changing economic conditions in any particular industry or region. We believe that the loss of any single SME merchant would not have a material adverse effect on our financial condition or results of operations.

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

Network Services Merchants

At December 31, 2012, we provided bankcard payment processing services to 396 Network Services Merchants with 47,064 locations. Network Services provides processing of credit and debit cards to merchants of all sizes, primarily in the petroleum industry. For the month of December 2012, approximately 97% of Network Services Merchant processing volume was in the petroleum industry. In addition to settling Visa and MasterCard transactions, Network Services processed a wide range of payment transactions, including providing approximately 2.5 billion transaction authorizations through our front-end card processing systems (primarily for Visa and MasterCard) in 2012. Network Services added $27.9 billion to our bankcard processing volume on 958 million settled transactions in 2012.

Merchant Risk Management

            We believe that we have significant experience in assessing the risks associated with providing payment processing services to SME merchants. These risks include the limited operating history of many of the SME merchants we serve and the risk that these merchants could be subject to a higher rate of insolvency, which could adversely affect us financially. We apply varying levels of scrutiny in our application evaluation and underwriting of prospective merchant accounts, ranging from basic due diligence for merchants with a low risk profile to a more thorough and detailed review for higher risk merchants. Substantially all of our Network Services Merchants are large corporations that have the financial resources to absorb chargebacks. We regularly review the financial statements of those merchants to be aware of solvency risks that would impair their ability to do so.

            Merchant attrition is expected in the payment processing industry in the ordinary course of business. During the year ended December 31, 2012, we experienced an improved 12.8% average annualized attrition in our SME bankcard processing volume compared to an average attrition of 13.5% and 15.3% for the years ended December 31, 2011 and 2010, respectively. Much of our attrition is related to business closures, which accelerated in 2008 and 2009 due to weak economic conditions, and in 2009 our volume attrition was significantly impacted by overall contraction in same stores sales. See “—Management's Discussion and Analysis of Financial Condition and Results of Operations —Overview —General” for a discussion of same stores sales.

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

However, for our merchants conducting card-not-present (CNP) transactions, which we view as having a higher risk profile, we employ an extended underwriting and due diligence period and special account monitoring procedures. The underwriting process for these merchants' applications may take three to five days while we evaluate the applicants' financial condition, previous processing history and credit reports and/or OFAC (Office of Foreign Assets Control reports). Credit reports and OFAC are processed on all businesses and signers submitted on the Merchant Processing Agreement, not just CNP applications. All e-commerce businesses undergo a website scan during the underwriting due diligence process to validate that all required card brand website policies are compliant as required and ensure the website content meets the defined rules of Heartland underwriting policies and TOS (terms of services).

            Effective risk management helps us minimize merchant losses for the mutual benefit of our merchants and ourselves. Our risk management procedures also help protect us from fraud perpetrated by our merchants. We believe our knowledge and experience in dealing with attempted fraud has resulted in our development and implementation of effective risk management and fraud prevention systems and procedures for the types of fraud discussed in this section. In 2012, 2011 and 2010, we experienced losses of 0.28 basis points, 0.76 basis points and 1.44 basis points, respectively, of our SME bankcard processing volume. The higher merchant losses in 2010 tracked with the stressed economic conditions in that year, which contributed to increased incidences of merchant fraud.

We employ the following systems and procedures to minimize our exposure to merchant and transaction fraud:

Underwriting

            Our Relationship Managers send new applications for low-risk merchants to their regional service team for scoring and account set up. Higher-risk applications are routed to our underwriting department for review and screening. Our underwriting department's review of these applications serves as the basis for our decision whether to accept or reject a merchant account. The review also provides the criteria for establishing cash deposit or letter of credit requirements, processing limits, average transaction amounts and pricing, which assists us in monitoring merchant transactions for those accounts that exceed those pre-determined thresholds. The criteria set by our underwriting department also assist our risk management staff in advising merchants with respect to identifying and avoiding fraudulent transactions. Depending upon their experience level, our underwriting staff has the authority to render judgment on new applications or to take additional actions such as adjusting processing limits supported by prior processing history, analyzing average charge per transaction information or establishing cash deposits/letters of credit, reserves, and delayed funding requirements for new and existing merchants. Our underwriting department prepares accounts that are risk sensitive for our Credit Committee review. The Credit Committee consists of a Manager of Underwriting, Manager of Risk Review, Director of Underwriting and Executive Director of HSC Operations. Merchant accounts that exceed certain committee thresholds are reviewed by either our CEO, Vice Chairman or Chief of Operations. Our sponsor banks also review and approve our merchant underwriting policies and procedures to ensure compliance with Visa and MasterCard operating rules and regulations.

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

Collateral

            We require some of our merchants to establish cash deposits or letters of credit that we use to offset against liabilities we may incur. We hold such cash deposits or letters of credit for as long as we are exposed to a loss resulting from a merchant's payment processing activity. In addition, we maintain a 5-day delayed deposit policy on transactions processed by our Internet merchants and newly established merchants who have not previously processed bankcards to allow for additional risk monitoring. We also place a “hold” on batches containing questionable transactions, diverting the funds to a separate account pending review. As of December 31, 2012, these cash deposits and delayed and “held” batches totaled approximately $5.9 million.

Servicing and Processing Technology

            We have developed a number of systems that are designed to improve the effectiveness of our sales force, customer service and the management of our business. In 2012, 2011 and 2010 we spent $26.7 million, $22.6 million and $15.3 million, respectively, on capitalized software development costs to make electronic payments easier for our sales force and merchants. Many of the following systems are accessible over the Internet through www.heartlandpaymentsystems.com

Our Servicing Technology platforms include:

atlas

atlas is our web-based application launched in 2011, which is designed to help our sales professionals more effectively prospect new accounts, price accounts, board merchants, and manage their prospects pipeline. atlas, developed in-house exclusively for our Relationship Managers and Territory and Division Managers, greatly reduces paperwork and speeds the sales cycle. It is a key innovation for enhancing our Relationship Managers' productivity and our overall sales recruiting efforts.

Portfolio Manager

Portfolio Manager is designed to allow each of our Relationship, Territory and Division Managers and Executive Directors of Business Development to manage many aspects of his or her business, including portfolio monitoring and management, compensation review, training and professional development and the ability to communicate with others within our company. Portfolio Manager consists of a set of merchant relationship management tools. These tools include detailed merchant data, such as historical bankcard processing volume, updates on merchant contracts that will soon expire, losses, merchants who may have attrited and data that can be used by our Relationship Managers to assist merchants in understanding interchange fee structures and the risks associated with certain types of transactions. Portfolio Manager also includes an estimated gross margin calculator and a merchant profitability analysis that allows Relationship Managers to optimize gross margin generated from a new SME merchant account. In addition, Portfolio Manager provides our Relationship Managers with the ability to view their residual commission stream from their merchant portfolio, track their productivity and compare their sales statistics with those of other Relationship Managers.

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

During 2012, approximately 95% of the transactions of our SME merchants were processed on HPS Exchange, and 97% of all merchant accounts established in 2012 were placed on the system. When a merchant uses HPS Exchange on certain hardware platforms, the resulting authorization speed for dial-up transactions can be six seconds or less and IP transactions can be two seconds or less, which we believe is faster than industry norms for comparable terminals. This increased speed not only benefits the merchant but also reduces the telecommunications costs we incur in connection with a transaction.

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

Passport
Our internally-developed back-end processing system, Passport, provides one settlement platform for SME and

Network Services merchants providing value-add features such as Optimized Funding, multi-bank Next Day Funding, automated dispute resolution system, advanced interchange management and single portal integration via InfoCentral. In addition, Passport provides significant cost savings and results in greater economies of scale, by replacing third party processors' per-transaction charges with more of a fixed-cost structure. This structure allows per-transaction savings as increasing numbers of transactions are processed on Passport. In addition, Passport provides us the opportunity to offer our merchants significantly greater amounts of information regarding their processing characteristics, in more usable formats, and to offer our services to larger merchants. At December 31, 2012 and 2011, approximately 99% of our SME merchants were processing on Passport, and all of our Network Services settlement merchants were on Passport.

We provide settlement services to 369 Network Services Merchants, representing 28% of Network Services' transactions in 2012. In the fourth quarter of 2010, the clearing, settlement and merchant accounting services for Network Services' settled transactions were converted onto Passport. Prior to then, these settlement transactions were processed by a third party.

Network and Database Risk Management

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

We also have engaged external auditors to perform an annual Standards for Attestation Engagements No. 16 ("SSAE 16") review and publish our “Report on Controls Placed in Operation and Tests of Operating Effectiveness.”

Disaster Recovery and Back-up Systems

We operate our front-end processing, back-end processing, and other product platforms in two geographically dispersed outsourced data centers located in Texas and California. We establish system service level operational thresholds based on our large national merchants' requirements, and regularly exceed those levels, with system availability of greater than 99.9%. To achieve this standard, transactions are mirrored between the two data centers, and each center has the capacity to handle our full merchant transaction load. This duplicate processing capability ensures uninterrupted transaction processing during maintenance windows and other times processing may not be available. We regularly process through both data centers.

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

Employees

            As of December 31, 2012, we employed 3,002 full- and part-time personnel, including 958 sales professionals, 710 customer service, risk management, financial and operations support and underwriting employees, 413 systems and technology employees, 259 payroll services employees, 211 Heartland School Solutions employees, 185 Campus Solutions employees, 232 accounting and administration employees and 34 Micropayments employees. None of our employees are represented by a labor union, and we have experienced no work stoppages. We consider our employee relations to be good.

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

    In addition, certain of our SEC filings, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, can be viewed, free of charge, and printed from the investor information section of our website at www.heartlandpaymentsystems.com, as soon as reasonably practicable after filing with the SEC. Certain materials relating to our corporate governance, including our senior financial officers' code of ethics, are also available in the investor relations section of our website.

    The information on the websites listed above, is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document. These websites are, and are only intended to be, inactive textual references.

    In June 2012, we submitted to the New York Stock Exchange the CEO certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual without qualification.

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

Risks Relating to Our Business

Unauthorized disclosure of merchant, cardholder or other user data, whether through breach of our computer systems (such as the Processing System Intrusion) or otherwise, could expose us to liability and protracted and costly litigation.

We collect and store sensitive data about merchants, including names, addresses, social security numbers, driver's license numbers and checking account numbers. In addition, we maintain a database of cardholder and other user data relating to specific transactions, including bankcard numbers, in order to process the transactions and for fraud prevention. Any loss of data by us or our merchants could result in significant fines and sanctions by the card networks or governmental bodies, which could have a material adverse effect upon our financial position and/or results of operations. In addition, a significant breach could result in our being prohibited from processing transactions for card networks.

Our computer systems have been, and could be in the future, subject to penetration by hackers and our encryption of data may not prevent unauthorized use. In this event, we may be subject to liability, including claims for unauthorized purchases with misappropriated bankcard information, impersonation or other similar fraud claims. We could also be subject to liability for claims relating to misuse of personal information, such as unauthorized marketing purposes. These claims also could result in protracted and costly litigation. In addition, we could be subject to penalties or sanctions from the card networks, or our reputation could be harmed, which may deter clients from using our services.

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

In a recessionary environment our merchants could also experience a higher rate of business closures, which could adversely affect our business and financial condition. During prior recessions, including the 2008-2009 recession, we experienced negative same-store sales growth (or contraction) and an increase in business closures. In the event of a closure of a merchant, we are unlikely to receive our fees for any transactions processed by that merchant in its final month of operation.

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

            The market for payment processing services is highly competitive. Other providers of payment processing services have established a sizable market share in the small and mid-sized merchant processing sector. Maintaining our historic growth will depend on a combination of the continued growth in electronic payment transactions and our ability to increase our market share. The weakness of the current economic recovery could cause future growth in electronic payment transactions to slow compared to historical rates of growth and the Processing System Intrusion could negatively impact our ability to increase our market share. According to The Nilson Report, we accounted for approximately 2.3% of the 122 billion of purchase transactions processed by all bankcard acquirers in 2011. This competition may influence the prices we are able to charge. If the competition causes us to reduce the prices we charge, we will have to aggressively control our costs in order to maintain acceptable profit margins. In addition, some of our competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies, including First Data Corporation, Global Payments Inc., Vantiv, Inc.,

Chase Paymentech Solutions, Bank of America Merchant Services, Wells Fargo and Elavon, Inc. Our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a bank for registration with the card networks and can settle transactions more quickly for their merchants than we can for ours. These competitors have substantially greater financial, technological, management and marketing resources than we have. This may allow our competitors to offer more attractive fees to our current and prospective merchants, or other products or services that we do not offer. This could result in a loss of customers, greater difficulty attracting new customers, and a reduction in the price we can charge for our services.

The payment processing market in which we compete is subject to rapid technological changes. These markets are characterized by technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we are continually involved in a number of projects to offer our customers convenient and efficient solutions for their payment needs. These projects carry the risks associated with any development effort, including cost overruns, delays in delivery and performance problems. In the payment processing market these risks are even more acute. In addition, many of our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies and services, including Internet payment processing services and mobile payment processing services that provide improved operating functionality and features to their product and service offerings. If more successful than ours, their development efforts could render our product and services offerings less desirable to customers, again resulting in the loss of customers or a reduction in the price we could demand for our offerings.
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

We incurred charges relating to chargebacks, reject losses and merchant fraud of $2.0 million, $5.1 million and $9.1 million in the years ended December 31, 2012, 2011 and 2010, respectively. The year-over-year reductions in 2012 and 2011 in our merchant losses tracked the overall improving economic conditions in those years which contributed to fewer incidences of merchant fraud, as well as our improved credit monitoring. The higher loss rate in 2010 tracked with overall economic conditions in that year, which contributed to increased incidences of merchant fraud.

Increased merchant attrition that we cannot offset with increased bankcard processing volume from same store sales growth or new accounts would cause our revenues to decline.

            We experience attrition in merchant bankcard processing volume resulting from several factors, including business closures, transfers of merchants' accounts to our competitors and account closures that we initiate due to heightened credit risks relating to, or contract breaches by, merchants, and when applicable same store sales contraction. During the year ended

December 31, 2012, we experienced an improved 12.8% average annualized attrition in our SME bankcard processing volume compared to an average annualized attrition of 13.5% and 15.3% for the years ended December 31, 2011 and 2010, respectively. Substantially all of our SME processing contracts may be terminated by either party on relatively short notice. We cannot predict the level of attrition in the future, and it could increase. Increased attrition in merchant bankcard processing volume may have an adverse effect on our financial condition and results of operations. If we are unable to establish accounts with new merchants or otherwise increase our bankcard processing volume in order to counter the effect of this attrition, our revenues will decline.

We rely on sponsor banks, which have substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions. If these sponsorships are terminated and we are unable to secure new bank sponsors, we will not be able to conduct our business.

            Over 73% of our revenue is derived from processing Visa and MasterCard bankcard transactions. Because we are not a bank, we are not eligible for membership in the Visa and MasterCard networks and are, therefore, unable to directly access the bankcard networks, which are required to process Visa and MasterCard transactions. Visa and MasterCard operating regulations require us to be sponsored by a member bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through Wells Fargo Bank N.A. since 2012, Heartland Bank since December 2007, The Bancorp Bank since November 2009, and Barclays Bank Delaware since March 2011.

Our sponsorship agreements with Wells Fargo Bank N.A., Heartland Bank, The Bancorp Bank and Barclays Bank Delaware expire February 2016, September 2013, November 2014 and March 2016, respectively. If our sponsorships are terminated and we are unable to secure another bank sponsor or sponsors, which could arise due to future consolidation of sponsor banks or because sponsor banks exit this line of business, we will not be able to process Visa and MasterCard transactions. Furthermore, some agreements give the sponsor banks substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants and our customer service levels. Our sponsor banks' discretionary actions under these agreements could be detrimental to our operations.

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

         Our business is impacted by laws and regulations that affect the bankcard industry. The number of new and proposed regulations has increased significantly, particularly pertaining to interchange fees on bankcard transactions, which are paid to the bank card issuer. In July 2010, Congress passed The Dodd-Frank Wall Street Reform and Consumer Protection Act (the

“Dodd-Frank Act”), which significantly changed financial regulation. Changes included restricting amounts of debit card fees that certain issuer banks can charge merchants and allowing merchants to offer discounts for different payment methods. The impact which new requirements imposed by the Dodd-Frank Act or other new regulation will have on our operating results is difficult to determine, as their implementation could result in the need for us to modify our services and processing platforms. As new requirements are mandated, these regulations could adversely affect our operating results and financial condition.
Furthermore, the requirements of the new regulations and the timing of their effective dates could result in changes in our clients' business practices that may alter their delivery of their products and services to consumers and the timing of their investment decisions, which could change the demand for our services as well as alter the type or volume of transactions that we process on behalf of our clients.
Additionally, all persons engaged in commerce, including, but not limited to, us and our merchant and financial institution customers are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices, or UDAP. The Federal Trade Commission, or FTC, has authority to take action against nonbanks that engage in UDAP and to the extent we are processing payments for a merchant engaged in UDAP, we may be subject to action by the FTC.
On July 26, 2011, the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN, issued a final rule regarding the applicability of the Bank Secrecy Act's regulations to “prepaid access” products and services. This rulemaking clarifies the anti-money laundering obligations for entities engaged in the provision and sale of prepaid services such as prepaid cards. We have registered with FinCEN as a “money services business-provider of prepaid access” in accordance with the rule. Notwithstanding previously implemented anti-money laundering procedures pursuant to various contractual obligations, the rule increases our regulatory risks and, as with other regulatory requirements, violations of the rule could have a material adverse effect on our business, financial condition and results of operations.
These and other laws and regulations could adversely affect our business, financial condition and results of operations. In addition, even an inadvertent failure to comply with laws and regulations, given rapidly evolving social expectations of corporate fairness, could damage our business or our reputation.

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

Our patents, trademarks, proprietary software and other intellectual property are critical to our future success. We rely on proprietary technology. It is possible that others will independently develop the same or similar technologies. Assurance of protecting our rights and proprietary information cannot be guaranteed. Our patents could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide any meaningful protection or advantage. If we are unable to maintain the proprietary nature of our technologies, we could lose competitive advantages and be materially adversely affected. Adverse determinations in judicial or administrative proceedings could prevent us from precluding others from selling competing services, and thereby may have a material adverse affect on the business and results of operations.
Additionally, claims have been made, and are currently pending, and other claims may be made in the future, with regard to our services or technology infringing on a patent or other intellectual property rights of others. Third parties may have, or may eventually be issued, patents that could be infringed by our services or technology. Any of these third parties could make a claim of infringement against us with respect to our services or technology. We may also be subject to claims by third parties for breach of copyright, trademark, license usage or other intellectual property rights. Any claim from third parties may result in a limitation on our ability to use the intellectual property subject to these claims, restrict us from delivering the related service or result in an unfavorable settlement that could be material to our operating results, financial condition and cash flow. Also, in recent years, individuals and groups have been purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies like ours. Even if we believe that intellectual property related claims are without merit, defending against such claims is time consuming and expensive and could result in the diversion of the time and attention of our management and employees. Claims of intellectual property infringement also might require us to redesign affected services, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our services. Even if we have an agreement for indemnification against such costs, the indemnifying party, if any in such circumstances, may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be adversely impacted.
Finally, we use open source software in connection with our technology and services. Companies that incorporate open source software into their products have, from time to time, faced claims challenging the ownership of open source software. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. While we monitor the use of open source software in our technology and services and try to ensure that none is used in a manner that would require us to disclose the source code to the related technology or service, such use could inadvertently occur and any requirement to disclose our proprietary source code could be harmful to our business, financial condition and results of operations.
Adverse conditions in markets in which we obtain a substantial amount of our bankcard processing volume, such as our largest SME merchant markets of California, New York, Texas, Florida, and New Jersey, could negatively affect our results of operations.

            Adverse economic or other conditions in California, Texas, New York, Florida, and New Jersey would negatively affect our revenue and could materially and adversely affect our results of operations. In December 2012, SME merchants in California represented 10.8%, in Texas represented 6.3%, in New York represented 5.1%, in Florida represented 4.9%, and in New Jersey represented 4.0% of our SME bankcard processing volume. As a result of this geographic concentration of our merchants in these markets, we are exposed to the risks of downturns in these local economies and to other local conditions, which could adversely affect the operating results of our merchants in these markets. No other state represented more than 4% of our SME bankcard processing volume in December 2012.

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

            Unlike many of our competitors who rely on Independent Sales Organizations or salaried salespeople and telemarketers, we rely on a direct sales force whose compensation is entirely commission-based. Through our direct sales force of approximately 739 Relationship Managers and Territory Managers, we seek to increase the number of merchants using our products and services. We intend to significantly increase the size of our sales force. Our success partially depends on the skill and experience of our sales force. If we are unable to retain and attract sufficiently experienced and capable Relationship Managers, our business and financial results may suffer.

Any acquisitions or portfolio buyouts that we make could disrupt our business and harm our financial condition.

            We expect to evaluate potential strategic acquisitions of complementary businesses, products or technologies. We may not be able to successfully finance or integrate any businesses, products or technologies that we acquire. Furthermore, the integration of any acquisition may divert management's time and resources from our core business and disrupt our operations. We may spend time and money on projects that do not increase our revenue. To the extent we pay the purchase price of any acquisition in cash, it would reduce our cash reserves or increase our borrowings, and to the extent the purchase price is paid with our stock, it could be dilutive to our stockholders. While we, from time to time, evaluate potential acquisitions of businesses, products and technologies, and anticipate continuing to make these evaluations, we have no present understandings, commitments or agreements with respect to any acquisitions.

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

    The interest rates on debt outstanding under our Second Amended and Restated Credit Agreement are floating based on the LIBOR rate; accordingly, if the LIBOR rate increases, our interest expense will be higher on the portion of our debt outstanding not managed with interest rate swaps. At December 31, 2012, there was $82.0 million outstanding under our Revolving Credit Facility and $70.0 million outstanding under the Term Credit Facility. The Term Credit Facility requires amortization payments in the amount of $5.0 million for each fiscal quarter during the fiscal years ended December 31, 2013 and 2014, and $7.5 million for each fiscal quarter during the period commencing on January 1, 2015 through the maturity date on November 24, 2015. In January 2011, we entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50 million, or 50% of the variable rate debt outstanding under the Term Credit Facility. These interest rate swaps convert that initial notional amount to fixed rate. At December 31, 2012, the remaining notional amount of these interest rate swaps was $35.0 million and the fair value of these interest rate swaps, a liability of $0.8 million, was recorded in accrued expenses and other liabilities.

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

Our borrowing agreements contain covenants, including the maintenance of certain leverage and fixed charge coverage ratios, limitations on the amount of our indebtedness, liens on our properties and assets, investments in, and loans to, other business units, our ability to enter into business combinations and asset sales, and certain other financial and non-financial covenants. We were in compliance with these covenants as of December 31, 2012.

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

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition, and results of operations.

As a result of recent acquisitions, a significant portion of our total assets consist of goodwill and intangible assets. Combined goodwill and intangible assets, net of amortization, accounted for approximately 27% and 21% of the total assets on our balance sheet as of December 31, 2012 and 2011, respectively. We may not realize the full carrying value of our intangible assets and goodwill. We test goodwill for impairment at least annually and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of goodwill or intangible assets. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. If testing indicates that impairment has occurred, we would be required to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, financial condition, and results of operations.

Future sales of our common stock, or the perception in the public markets that these sales may occur, could depress our stock price.

            Sales of substantial amounts of our common stock in the public market, or the perception in the public markets that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. At December 31, 2012, we had 36,855,908 shares of our common stock outstanding. In addition, as of December 31, 2012, we had outstanding stock options and restricted share units totaling 5,694,823 shares issued under our 2008 Incentive Stock Option Plan and our 2000 Incentive Stock Option Plan, of which 808,962 were vested. Assuming the exercise of all outstanding options to acquire our common stock and the vesting of all restricted share units, our current stockholders would own on a fully-diluted basis 87% of the outstanding shares of our common stock, and the number of shares of our common stock available to trade could cause the market price of our common stock to decline. In addition to the adverse effect a price decline could have on holders of our common stock, such a decline could impede our ability to raise capital or to make acquisitions through the issuance of additional shares of our common stock or other equity securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

At December 31, 2012, we owned one facility and leased twenty five facilities which we use for operational, sales and administrative purposes.

Our principal executive offices are located in approximately 9,300 square feet of leased office space on Nassau Street in Princeton, New Jersey. The Nassau Street lease expires in June 2023.

We own 35 acres of land in Jeffersonville, Indiana, on which we constructed our credit card operations and service center. The state-of-the-art facility is comprised of 238,000 square feet of space supporting customer service, operations, deployment, day care, fitness, cafeteria, and large company meetings.

We also leased the following facilities as of December 31, 2012:

Location	Square Feet	Expiration
Alpharetta, Georgia	11,484	May 31, 2016
Auburn, Alabama	2,382	April 30, 2014
Chattanooga, Tennessee	9,461	June 30, 2014
Cleveland, Ohio	41,595	June 30, 2019
Colorado Springs, Colorado	9,920	February 28, 2015
Coraopolis, Pennsylvania	8,186	August 31, 2014
Coraopolis, Pennsylvania	41,556	July 31, 2016
Edmond, Oklahoma	1,446	January 31, 2013
Harlan, Kentucky	5,000	May 25, 2014
Johnson City, Tennessee	5,252	April 17, 2014
Phoenix, Arizona	1,284	April 30, 2013
Plano, Texas	26,020	January 31, 2015
Plano, Texas	53,976	May 31, 2015 for 26,988 square feet. January 14, 2019 for 26,988 square feet.
Pleasanton, California	3,306	July 31, 2013
Portland, Oregon	11,564	September 30, 2013
Rochester, New York	18,000	June 30, 2023
Rochester, New York	9,450	Month to Month
Santa Ana, California	6,186	June 30, 2013
Tempe, Arizona	14,315	September 30, 2014
Tempe, Arizona	2,500	September 30, 2014
Toronto, Ontario, Canada	14,094	July 31, 2020
West Windsor Township, New Jersey	5,288	May 31, 2013
West Windsor Township, New Jersey	4,886	June 30, 2013
West Windsor Township, New Jersey	22,414	May 31, 2023

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

ITEM 3. LEGAL PROCEEDINGS

Processing System Intrusion Legal Proceedings

To date, we have had several lawsuits filed against us and additional lawsuits may be filed. These include lawsuits which assert claims against us by banks that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion (including various putative class actions seeking to represent all financial institutions that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion), seeking damages allegedly arising out of the Processing System Intrusion and other related relief. The actions generally assert various common-law claims such as claims for negligence and breach of contract, as well as, in some cases, statutory claims such as violation of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The putative financial institution class actions seek compensatory damages, including recovery of the cost of issuance of replacement cards and losses by reason of unauthorized transactions, as well as injunctive relief, attorneys' fees and costs.

The putative financial institution class actions filed against us through February 27, 2013 are described below.

Putative Financial Institution Class Actions

Name of the Court	Date Filed	Principal Parties
Lone Summit Bank v. Heartland
United States District Court for the		Payment Systems, Inc. et al., 3:09-
District of New Jersey	February 6, 2009	cv-00581
TriCentury Bank et al. v. Heartland
United States District Court for the		Payment Systems, Inc. et al., 3:09-
District of New Jersey	February 13, 2009	cv-00697
Lone Star National Bank v.
United States District Court for the		Heartland Payment Systems, Inc. et
Southern District of Texas	February 16, 2009	al., 7:09-cv-00064
Amalgamated Bank et al. v.
United States District Court for the		Heartland Payment Systems, Inc. et
District of New Jersey	February 20, 2009	al., 3:09-cv-00776
First Bankers Trust Co., N.A. v.
United States District Court for the		Heartland Payment Systems, Inc. et
Southern District of Florida	March 19, 2009	al., 4:09-cv-00825
PBC Credit Union et al. v.
United States District Court for the		Heartland Payment Systems, Inc. et
Southern District of Florida	March 31, 2009	al., 9:09-cv-80481
Community West Credit Union, et
United States District Court for the		al. v. Heartland Payment Systems,
Southern District of Texas	April 22, 2009	Inc. et al., 4:09-cv-01201
Eden Financial Corp. v. Heartland
United States District Court for the		Payment Systems, Inc. et al., 4:09-
Southern District of Texas	April 22, 2009	cv-01203
Heritage Trust Federal Credit
United States District Court for the		Union v. Heartland Payment
Southern District of Texas	April 28, 2009	Systems, Inc. et al., 4:09-cv-01284
Pennsylvania State Employees
United States District Court for the		Credit Union v. Heartland Payment
Southern District of Texas	May 1, 2009	Systems, Inc. et al., 4:09-cv-01330

On June 10, 2009, the Judicial Panel on Multidistrict Litigation (the “JPML”) entered an order centralizing the class action cases for pre-trial proceedings before the United States District Court for the Southern District of Texas, under the caption In re Heartland Payment Systems, Inc. Customer Data Security Breach Litigation, MDL No. 2046, 4:09-md-2046. On August 24, 2009, the court appointed interim co-lead and liaison counsel for the financial institution.

On September 23, 2009, the financial institution plaintiffs filed a Master Complaint in the MDL proceedings, which we moved to dismiss on October 23, 2009. On December 1, 2011, the Court entered an order granting in part our motion to dismiss the financial institution plaintiffs' master complaint against us, but allowing the plaintiffs leave to amend to re-plead certain claims. Plaintiffs elected not to file an amended complaint. The parties then jointly moved for the entry of final judgment on those claims in the master complaint that the Court had dismissed. On August 16, 2012, the Court entered final judgment on the dismissed claims and, on September 17, 2012, Plaintiffs filed a notice of appeal from that final judgment to the United States Court of Appeals for the Fifth Circuit. On September 12, 2012, Plaintiffs stipulated to dismissal with prejudice of the remaining claims pending before the District Court. Briefing on Plaintiffs' appeal was complete on February 8, 2013.

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

On January 19, 2010, financial institution plaintiffs, including certain of the named plaintiffs in the MDL proceedings, commenced an action against our sponsor banks in the United States District Court for the Southern District of Texas, captioned Lonestar National Bank, N.A. et al. v. KeyBank NA, et al., Civ. No. 4:10-cv-00171. This action against our sponsor banks asserts common-law claims similar to those asserted against us, and likewise seeks to represent all financial institutions that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion. On March 4, 2010, this action was transferred to the judge overseeing the MDL proceedings. On April 9, 2010, our sponsor banks moved to dismiss the complaint. On March 31, 2011, the Court entered an order granting the sponsor banks' motions to dismiss the complaint and invited additional briefing on the effect of the Court's order on our pending motion to dismiss. On April 18, 2011, in accordance with its order dismissing the claims against Heartland Bank for lack of personal jurisdiction, the court transferred the action against Heartland Bank to the United States District Court for the Eastern District of Missouri. Heartland Bank filed a notice with the Judicial Panel on Multidistrict Litigation on July 27, 2011 designating the transferred action as a potential tag-along action to the MDL proceedings. On August 11, 2011, the action was centralized with the MDL proceedings. On August 14, 2012, Plaintiffs stipulated to dismissal of the claims against Heartland Bank. The sponsor banks could seek indemnification from us in regard to the claims asserted in this action.

Although we intend to defend the lawsuits and inquiries described above vigorously, we cannot predict the outcome of such lawsuits and inquiries.

Since our announcement of the Processing System Intrusion on January 20, 2009 and through December 31, 2012, we have expensed a total of $147.6 million, before reducing those charges by $31.2 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, related to settlements of claims. Approximately $32.9 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services. In 2009 and 2010, we had entered into settlements with the bankcard networks for various claims and disputes related to the Processing System Intrusion. See “—Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources —Settlements of Claims Related to the Processing System Intrusion” for a discussion of these settlements.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the New York Stock Exchange under the ticker symbol “HPY.” The following table sets forth the high and low sales prices of our common stock and dividend paid per share for the four quarters during the years ended December 31, 2012 and 2011:

	High	Low	Dividend Per Share
2011
Quarter Ended:
March 31, 2011	$19.91	$15.39	$0.04
June 30, 2011	$22.06	$16.74	$0.04
September 30, 2011	$23.00	$18.45	$0.04
December 31, 2011	$24.73	$18.49	$0.04
2012
Quarter Ended:
March 31, 2012	$30.43	$23.35	$0.06
June 30, 2012	$34.00	$26.97	$0.06
September 30, 2012	$33.09	$28.55	$0.06
December 31, 2012	$32.91	$25.76	$0.06

Holders of Common Stock

The number of shareholders of record of our common stock as of February 25, 2013 was 20.

Dividends

Until the third quarter of 2006, we had not paid any cash dividends on our common stock. On August 1, 2006, our Board of Directors declared the first quarterly cash dividend on our common stock. We have paid quarterly dividends on our common stock each subsequent quarter. The payment of dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend on, among other factors, our earnings, stockholders' equity, cash position and financial condition. On February 7, 2013, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable on March 15, 2013 to stockholders of record as of March 4, 2013.

Securities Authorized For Issuance Under Equity Compensation Plans

We maintain the Heartland Payment Systems, Inc. Amended and Restated 2008 Equity Incentive Plan under which shares of our common stock are authorized for issuance. For more information on this plan, see Note 14, “Stock Incentive Plans.” Information regarding the common stock issuable under this plan as of December 31, 2012 is set forth in the following table:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	5,694,823	$18.65	5,694,823
Equity compensation plans not approved by security holders	None	N/A	None
Total	5,694,823	$18.65	5,694,823

Purchases of Equity Securities by the Issuer

On October 21, 2011, our Board of Directors authorized the repurchase of up to $50 million worth of our outstanding common stock. Repurchases under this program were made through the open market in accordance with applicable laws and regulations. Under the October 21, 2011 authorization, in 2012, we repurchased an aggregate of 1,157,440 shares of our common stock at a cost of $33.2 million, or an average cost of $28.66 per share. Repurchases under this authorization were completed on June 4, 2012.

On July 27, 2012, our Board of Directors authorized a program to repurchase up to $50 million of our outstanding common stock under essentially the same terms as the October 21, 2011 program. Under this authorization, in 2012 we repurchased an aggregate of 1,760,804 shares of our common stock at a cost of $50.0 million, or an average cost of $28.40 per share. Repurchases under this authorization were completed on October 24, 2012.

On November 2, 2012, our Board of Directors authorized a program to repurchase up to $50 million of the Company's outstanding common stock under essentially the same terms as the prior programs. Under this authorization, in 2012 we repurchased an aggregate of 715,800 shares of our common stock at a cost of $20.2 million, or an average cost of $28.20 per share. At December 31, 2012, we have remaining authorization to repurchase up to an additional $29.8 million of our common stock.

We funded repurchases with cash flow from operations, existing cash on our balance sheet, and other sources including the cash proceeds from stock option exercises. The following table presents information with respect to those purchases of our common stock made during the three months ended December 31, 2012:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
				(In thousands)
October 1—31, 2012	1,243,821	$27.30	1,243,821	—
November 1—30, 2012	515,800	$27.75	515,800	$35,689
December 1 — 31, 2012	200,000	$29.38	200,000	$29,813
	1,959,621	$27.63	1,959,621

Performance Graph
The following graph compares the percentage change in cumulative total stockholder return on our common stock for the past five years with the cumulative total returns over the same period of (i) the S&P 500 Index and (ii) the S&P Information Technology Index.

The below comparison assumes $100 was invested on December 31, 2007 in our common stock and in the S&P 500 Index and the S&P Information Technology Index, and assumes reinvestment of dividends, if any. Historical stock prices are not indicative of future stock price performance.

	Base Period	Period Ended
	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Heartland Payment Systems, Inc.	$100.00	$66.40	$50.16	$59.06	$94.05	$114.82
S&P 500	100.00	63.00	79.67	91.68	93.61	108.59
S&P Information Technology Index	100.00	56.86	91.96	101.32	103.77	119.15

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial information and other data for the years ended December 31, 2012, 2011, and 2010, which are derived from our consolidated financial statements included elsewhere in this report. Historical consolidated financial information for 2009 and 2008 are derived from our consolidated financial statements for those years (not included herein). The information in the following table should be read together with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:	(In thousands, except per share data)

Total revenues	$2,013,436	$1,985,577	$1,855,839	$1,646,119	$1,540,809
Costs of services:
Interchange	1,284,038	1,359,448	1,299,631	1,142,112	1,093,546
Dues, assessments and fees	199,503	155,233	119,834	89,844	67,648
Processing and servicing	216,863	208,542	225,802	197,626	177,519
Customer acquisition costs	43,547	46,140	50,415	50,362	48,522
Depreciation and amortization	19,750	14,368	14,653	15,314	10,580
Total costs of services	1,763,701	1,783,731	1,710,335	1,495,258	1,397,815
General and administrative	139,934	125,765	99,912	101,286	72,480
Total expenses	1,903,635	1,909,496	1,810,247	1,596,544	1,470,295
Income from operations	109,801	76,081	45,592	49,575	70,514
Other income (expense):
Interest income	201	142	134	106	742
Interest expense	(3,446)	(4,122)	(4,778)	(2,695)	(3,202)
Gain (loss) on investments	—	—	25	(31)	(395)
(Provision for) recovery of processing system intrusion costs	(563)	(1,012)	14,138	(128,943)	—
Other, net	(949)	(1,550)	47	(8)	(5)
Total other (expense) income	(4,757)	(6,542)	9,566	(131,571)	(2,860)
Income from continuing operations before income taxes	105,044	69,539	55,158	(81,996)	67,654
Provision for income taxes	40,691	26,551	20,975	(30,050)	25,857
Net income (loss) from continuing operations	64,353	42,988	34,183	(51,946)	41,797
Income from discontinued operations, net of income tax	2,185	1,359	477	216	74
Net income	66,538	44,347	34,660	(51,730)	41,871
Less: Net income attributable to noncontrolling interests	649	408	123	66	31
Net income (loss) attributable to Heartland	$65,889	$43,939	$34,537	$(51,796)	$41,840

Basic earnings (loss) per share:
Income from continuing operations	$1.67	$1.10	$0.90	$(1.39)	$1.12
Income from discontinued operations	$0.04	$0.03	$0.01	$0.01	—
Basic earnings (loss) per share	$1.71	$1.13	$0.91	$(1.38)	$1.12

Diluted earnings (loss) per share:
Income from continuing operations	$1.60	$1.07	$0.87	$(1.39)	$1.08
Income from discontinued operations	$0.04	$0.02	$0.01	$0.01	—
Diluted earnings per share	$1.64	$1.09	$0.88	$(1.38)	$1.08

Weighted average number of common shares outstanding:
Basic	38,468	38,931	37,994	37,483	37,521
Diluted	40,058	40,233	39,310	38,028	38,698

Cash dividends declared per common share	$0.24	$0.16	$0.04	$0.055	$0.36

Other Data:
Net revenue*	$529,895	$470,896	$436,374	$414,163	$379,615
Operating margin	20.7%	16.2%	10.4%	12.0%	18.6%
Number of active bankcard merchants serviced (at period end - in thousands)	229	237	236	234	230
Bankcard processing volume for the period (in millions)	$100,388	$83,698	$74,939	$69,262	$69,925

*Net revenue is defined as total revenues less Interchange fees and dues, assessments, and fees.

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$48,440	$37,882	$40,249	$31,294	$27,283
Funds held for customers	131,405	42,511	36,523	29,667	22,002
Receivables, net	180,448	175,822	174,864	148,981	139,834
Goodwill	168,062	94,255	59,030	52,074	50,860
Total assets	813,414	596,921	561,464	562,206	463,619
Due to sponsor banks	37,586	63,881	72,573	80,007	68,212
Accounts payable	64,065	46,715	41,779	31,936	25,694
Customer fund deposits	131,405	42,511	36,523	29,667	22,002
Processing liabilities	95,273	30,675	28,690	27,211	16,869
Current portion of borrowings	102,001	15,003	38,286	58,547	58,403
Long-term portion of borrowings	50,000	70,000	85,000	8,419	16,984
Total liabilities	602,253	376,869	383,870	432,251	284,256
Total stockholders’ equity	209,786	219,410	177,293	129,741	179,244

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements and the risk factors included elsewhere in this report.

Overview

General
Our primary business is to provide bankcard payment processing services to merchants in the United States. This involves facilitating the exchange of information and funds between merchants and cardholders' financial institutions, providing end-to-end electronic payment processing services to merchants, including merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support, and risk management. Our card-accepting customers primarily fall into two categories: our core small and mid-sized merchants (referred to as "Small and Midsized Enterprises," or “SME merchants”) and Network Services' merchants, predominately petroleum industry merchants of all sizes (referred to as “Network Services Merchants”). We provide additional services to SME merchants, such as full-service payroll processing and related tax filing services, marketing solutions including loyalty and gift cards which we provide through Heartland Marketing Solutions, and we sell and rent point-of-sale devices. We also provide school nutrition, point-of-sale solutions, and associated payment solutions, including online prepayment solutions, through Heartland School Solutions, open- and closed-loop payment solutions and higher education loan services to colleges and universities through Campus Solutions, and prepaid and stored-value card solutions through Micropayments.

At December 31, 2012, we provided our bankcard payment processing services to approximately 169,994 active SME bankcard merchants located across the United States. This represents a slight decrease over the 171,801 active SME bankcard merchants at December 31, 2011. At December 31, 2012, we provided bankcard payment processing services to approximately 396 Network Services Merchants with approximately 47,064 locations. Additionally, at December 31, 2012, we provided bankcard payment processing services to approximately 12,000 merchants in Canada through our 70% owned subsidiary Collective POS Solutions Ltd. (“CPOS”).

We sold our interest in CPOS in a transaction settled in January 2013. CPOS has historically represented an insignificant component of our financial position and results of operations. However, as further disclosed elsewhere in the notes to consolidated financial statements, we will recognize a gain on the sale of CPOS in the first quarter of 2013, which gain will likely be material to the results for the quarter ending March 31, 2013. As a result, we presented the net assets of CPOS as held for sale at December 31, 2012 and present the results of operations for CPOS as a discontinued operation for all periods presented.

Our total bankcard processing volume for the year ended December 31, 2012 was $100.4 billion, a 19.9% increase from the $83.7 billion processed during the year ended December 31, 2011. Our SME bankcard processing volume for the year ended December 31, 2012 was $71.7 billion, a 6.3% increase over $67.5 billion in 2011, reflecting increases for same store sales growth, new SME merchants installed, and lower merchant attrition. Our bankcard processing volume for 2012 also includes $27.9 billion of settled volume for Network Services Merchants, compared to $15.5 billion for 2011. Network

Services' increase for the 2012 period primarily reflects the expansion of a contract with a large petroleum merchant to include back end settlement. Bankcard processing volume for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
SME merchants	$71,724	$67,499	$63,058
Network Services Merchants	27,894	15,533	11,319
Canada	770	666	562
Total bankcard processing volume (a)	$100,388	$83,698	$74,939

(a)	Bankcard processing volume includes volume for credit and signature debit transactions.

Merchant attrition is expected in the card payment processing industry in the ordinary course of business. We experience attrition in merchant bankcard processing volume resulting from several factors, including business closures, transfers of merchants' accounts to our competitors and account closures that we initiate due to heightened credit risks relating to, or contract breaches by, merchants, and (when applicable) same store sales contraction. We measure SME processing volume attrition against all SME merchants that were processing with us in the same month a year earlier. During the year ended December 31, 2012, we experienced an improved 12.8% average annualized attrition in our SME bankcard processing volume compared to an average attrition of 13.5% and 15.3% for the years ended December 31, 2011 and 2010, respectively.

In our SME business, we measure same store sales growth, or contraction, as the change in bankcard processing volume for all bankcard merchants that were processing with us in the same month a year earlier. In 2012, same store sales grew 2.2% on average, compared to 2.6% and 1.3% same store sales growth in 2011 and 2010, respectively. Same store sales growth or contraction results from the combination of the increasing or decreasing use by consumers of bankcards for the purchase of goods and services at the point of sale, and sales growth or contraction experienced by our retained SME bankcard merchants. Historically, our same store sales experience has tracked overall economic conditions. The following table compares our same store sales growth or contraction during 2012, 2011, 2010 and 2009:

Same Store Sales Growth (Contraction)	2012	2011	2010	2009
First Quarter	3.4%	3.2%	(1.5)%	(7.6)%
Second Quarter	2.2%	2.5%	1.1%	(9.7)%
Third Quarter	1.8%	2.3%	2.0%	(8.6)%
Fourth Quarter	1.5%	2.5%	3.8%	(5.2)%
Full Year	2.2%	2.6%	1.3%	(7.8)%

We measure the overall production of our sales force by new gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. We measure installed margin primarily for our SME card processing, payroll processing and loyalty and gift card marketing businesses. Our newly installed gross margin for the year ended December 31, 2012 increased 11.5% from the gross margin we installed during the year ended December 31, 2011. We attribute this increase in newly installed gross margin to higher volumes and margins at newly installed merchants and improved individual productivity achieved by our salespersons. We expect to drive increases in year-over-year installed margin in future periods primarily by increasing our Relationship Manager and Territory Manager count. Our combined Relationship Managers and Territory Managers count amounted to 739, 790 and 917 at December 31, 2012, December 31, 2011 and December 31, 2010, respectively. In addition, Ovation employed 29 sales persons as of December 31, 2012 who have augmented our sales force.

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

In contrast to SME card processing revenues, revenues from our Network Services Merchants are largely driven by the number of transactions we process (whether settled, or only authorized), not our processing volume, as the merchants which comprise Network Services' customer base pay on a per transaction basis for processing services. Network Services' increased number of transactions processed for the 2012 period primarily reflects the expansion of a contract with a large petroleum merchant to include back end settlement. Additionally, we provide authorization, settlement and account servicing services on our front and back end systems for American Express transactions for larger merchants, and merchants signed to American Express by other processors; for those services we receive compensation from American Express on a per transaction basis. The number of transactions we processed for Network Services Merchants and American Express for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
Network Services Merchants:	(In thousands)
Settled	957,756	553,078	487,972
Authorized	2,481,174	2,720,595	2,611,830
Total Network Services	3,438,930	3,273,673	3,099,802
American Express (a)	32,306	31,704	20,703
Total	3,471,236	3,305,377	3,120,505
(a) Includes only those transactions not eligible for residual compensation

Our internally-developed front-end authorization systems, HPS Exchange, VAPS and NWS, provide us greater control of the electronic transaction process, allow us to offer our merchants a differentiated product offering, and offer economies of scale that we expect will increase our long-term profitability. During the years ended December 31, 2012, 2011 and 2010, approximately 95%, 93% and 90%, respectively, of our SME transactions were processed through HPS Exchange. All of our Network Services transactions were processed through VAPS or NWS.

We provide clearing, settlement and merchant accounting services through our own internally developed back-end processing system, Passport. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At both December 31, 2012 and 2011, approximately 99% of total SME bankcard merchants were processing on Passport. In the fourth quarter of 2010, the clearing, settlement and merchant accounting services for Network Services' settled transactions were converted onto Passport, so that since December 31, 2010, our internal systems have been providing all aspects of our Network Services Merchants' processing needs.

We provide payroll processing services throughout the United States. On December 31, 2012, we acquired Ovation Payroll, Inc. ("Ovation") adding over 10,000 customers to our existing payroll business. At December 31, 2012, we processed payroll for 22,553 customers, including Ovation, an increase of 90.5% from 11,841 payroll customers at December 31, 2011. In 2012, 2011 and 2010, we installed 3,399, 3,723 and 4,858 new payroll processing customers in our existing business, respectively, excluding Ovation's installation activity. We operate a comprehensive payroll management system, which we refer to as PlusOne Payroll, that streamlines all aspects of the payroll process to enable time and cost savings. PlusOne Payroll was made available to new and existing customers beginning in 2010. We fully converted all of our existing payroll customers to PlusOne Payroll in 2011. The PlusOne Payroll platform enables us to process payroll on a large scale and provide customizable solutions for businesses of all sizes. The acquisition of Ovation will add scale to our PlusOne Payroll platform, leveraging operating costs once conversion is complete in 2014, and also adds management, 29 salespersons to our SME sales force, a new sales approach including an affinity partner network and enhanced product and servicing capabilities.

We provide school nutrition, point-of-sale solutions, and associated payment solutions including online prepayment, to K to 12 schools throughout the United States. At December 31, 2012, our Heartland School Solutions business provided services to over 29,000 public and private schools, compared to over 19,000 public and private schools at December 31, 2011. Our Heartland School Solutions business has been built through a series of five acquisitions in 2010, 2011 and 2012. On June 29, 2012, we acquired the K to 12 school solutions business of Lunch Byte Systems, Inc. accounting for the increase in the number of schools served in 2012.

We provide open and closed loop payment solutions and higher education loan services to campuses throughout the United States and Canada. At December 31, 2012, our Campus Solutions business served more than 2,000 colleges and universities, compared to approximately 200 at December 31, 2011. The increase reflects our acquisition of Educational Computer Systems, Inc. ("ECSI") on December 14, 2012, expanding our Campus Solutions business into higher education and post-graduate school/student services.

2012 Financial Highlights
Our financial results for the year ended December 31, 2012 benefited from an improved operating margin, reflecting 12.5% year-over-year growth in net revenue and a moderate increase in processing and servicing costs compared to December 31, 2011. For 2012, we recorded net income of $65.9 million, or $1.64 per share compared to net income of $43.9 million, or $1.09 per share, in 2011. The following is a summary of our financial results for the year ended December 31, 2012.

•
Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 12.5% to $529.9 million during 2012 from $470.9 million during 2011. The increase in net revenue was driven by the increased card processing net revenue from our SME merchants and increases in Heartland School Solutions revenues, Payroll processing revenues, and equipment-related revenues.

•
SME bankcard processing volume increased 6.3% to $71.7 billion, compared to $67.5 billion in 2011. The year-over-year increase reflects same stores sales growth, improved merchant volume attrition, and increased processing activity from new SME merchants installed.

•
Processing and servicing expenses for 2012 increased by $8.3 million or 4.0%, compared with 2011. The increase in processing and servicing expenses for the year ended December 31, 2012 was primarily due to increased costs associated with processing and servicing higher SME bankcard processing volume, increased residual commission expense and increased cost of sales and servicing related to higher Heartland School Solutions, Payroll processing, and Loyalty and Gift revenues. The increase in processing and servicing expense also reflects refined allocations of certain information technology related expenses, previously reported in general and administrative expense, to processing and servicing in the year ended December 31, 2012. Partially offsetting the increases in processing and servicing expense were decreases in merchant losses, service center expense and card related equipment costs.

•
Our general and administrative expenses for the year ended December 31, 2012 increased $14.2 million, or 11.3%, from $125.8 million in 2011 to $139.9 million in 2012. This increase is primarily due to an $11.5 million increase in personnel costs, including a $4.6 million increase for share based compensation and increased personnel costs related to the Heartland School Solutions acquisitions.

•
Our income from operations, which we also refer to as operating income, increased 44.3% to $109.8 million for 2012 from $76.1 million in 2011 primarily due to the growth of our net revenue and lower increases in processing and servicing expense. Our operating margin, which is measured as operating income divided by net revenue, was 20.7% for 2012, compared to 16.2% for 2011.

See “—Results of Operations —Year Ended December 31, 2012 Compared to Year Ended December 31, 2011” for a more detailed discussion of our full year operating results.

Components of Revenues and Expenses

Revenues. Our revenues fall into three categories: gross processing revenue, payroll processing revenue and equipment-related revenue. Our gross processing revenue primarily consists of discount, per-transaction and periodic (primarily monthly) fees from the processing of Visa, MasterCard, American Express and Discover transactions for our SME merchants and per-transaction fees for the authorization and settlement of transactions by Network Services. Gross processing revenue also includes American Express and Discover servicing fees, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, Heartland School Solutions fees (primarily fees associated with processing online prepayments), Campus Solutions revenue (including revenue associated with providing solutions to support administrative services for higher education including student loan payment processing, delinquency and default services, refund management, tuition payment plans, electronic billing and payment, tax document services, and business outsourcing), gift and loyalty card fees and other miscellaneous revenue. Revenues are recorded at the time service is provided.

Payroll processing revenue includes fees charged by our subsidiary, Heartland Payroll Company, for payroll processing services, including check printing, direct deposit, related federal, state and local tax deposits and providing accounting documentation and interest income earned on funds held for customers. Revenues are recorded at the time service is provided. In the future, payroll processing revenues will include income earned by Ovation.

Equipment-related revenue includes revenues from the sale, rental and deployment of bankcard terminals. Our equipment-related income also includes revenues from the sale of hardware, software and associated services for prepaid card and stored-value card payment systems, Campus Solutions and Heartland School Solutions. Equipment revenues are recorded at the time of shipment, or the provision of service. Most of these revenue items tend to grow with our overall merchant and customer growth.

Expenses. Our most significant expense is interchange fees, which are set by the card networks, and are paid to the card issuing banks. For our SME bankcard processing, we do not offset bankcard processing revenues and interchange fees because our business practice is to advance the interchange fees to most of our merchants when settling their daily transactions (thus paying the full amount of the transaction to the merchant), and then to collect our full discount fees from our merchants on the first business day of the next month. As Network Services does not advance interchange fees to its merchants, we record its portion of our processing revenues net of interchange fees. Interchange fees are calculated as a percentage of the dollar volume processed plus a per transaction fee. We also pay Visa, MasterCard and Discover, as well as certain PIN network dues, assessments and fees, which are a combination of a percentage of the dollar volume processed and per-transaction fees. Interchange fees and dues, assessments and fees are recognized at the time transactions are processed. It is our policy to pass along to our merchants any changes in interchange fees and card network dues, assessments and fees. Since the card networks regularly adjust those rates, our gross processing revenue will increase or decrease, but all the impact of such changes will be paid to the card issuing banks and our income from operations will not be affected.

Costs of services also include processing and servicing costs, customer acquisition costs, and depreciation and amortization. Processing and servicing costs include:

•
processing costs, which are either paid to third parties, including our bank sponsors, or represent the cost of our own authorization/capture and accounting/settlement systems. During 2012, third party costs represented about 39% of our processing costs. During 2011, third party costs represented about 58% of our processing costs. Approximately 29% and 19%, respectively, of our third-party processing costs in 2012 and 2011 were paid to Fujitsu for processing Network Services Transactions. Approximately 40% and 20% and respectively, of our third-party processing costs in 2012 and 2011 were paid to TSYS Acquiring Solutions;

•
residual commission payments to our Relationship Managers, sales managers, trade associations, agent banks and value-added resellers, which are a percentage of the gross margin we generated from our merchant contracts during the accounting period;

•
the costs of operating our service center and other customer support locations, including telecommunications costs, personnel costs, occupancy costs, losses due to merchant defaults, depreciation and amortization, and other direct servicing costs; and

•	the costs of bankcard terminals and POS systems, and the costs of hardware deployed for Campus Solutions, Heartland School Solutions, Micropayments, and merchant supplies.

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

Other income (expense) consists of interest income on cash and investments, interest expense on our borrowings, write downs of capitalized information technology development projects, gain from the sale of merchant bankcard processing contracts, legal settlements accrued or received, exit costs, and other non-operating income or expense items, including those related to the processing system intrusion announced by us in 2009.

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

Revenue
Our bankcard processing revenue is derived from processing and settling Visa, MasterCard, American Express and Discover bankcard transactions for our merchant customers. Our most significant expense related to the generation of those revenues is interchange fees, which are set by the card networks, and paid to the card issuing banks. For our SME merchant bankcard processing, we do not offset bankcard processing revenues and interchange fees in our income statement because our business practice is to advance the interchange fees to most of our SME merchants when settling their daily transactions

(thus paying the full amount of the transaction to the merchant), and then to collect our full discount fees from our merchants on the first business day of the next month. We fund interchange advances to our SME merchants from a combination of our operating cash and advances from our sponsor banks. We believe this policy aids in new business generation, as our merchants benefit from bookkeeping simplicity. However, this practice results in our carrying a large receivable from our merchants at each period-end, and a corresponding but smaller payable to our sponsor banks, which are settled on the first business day after the period-end. As we are at risk for the receivables, we record the associated revenues on a gross processing revenue basis in our consolidated Statements of Income. Certain of our competitors report their processing revenue net of interchange fees. This is because the card issuing banks make their payments to these competitors net of those interchange fees, and these acquirers pay this reduced amount to their merchants. For our Network Services merchants, we also record a portion of our processing revenues net of interchange fees because the daily cash settlement with Network Services' merchants is net of interchange fees.

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

The amount of the up-front signing bonus paid for new SME bankcard, payroll and loyalty marketing accounts is based on the estimated gross margin for the first year of the merchant contract. The gross signing bonuses paid during 2012, 2011 and 2010 were $32.4 million, $30.5 million and $28.6 million, respectively. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The net signing bonus adjustments made during 2012, 2011 and 2010 were $(3.1) million, $(1.5) million and $(2.1) million, respectively. Negative signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year is less than the estimated gross margin for that year, resulting in the overpayment of the up-front signing bonus, which overpayment would be recovered from the relevant salesperson. Positive signing bonus adjustments result from prior underpayments of up-front signing bonuses, and would be paid to the relevant salesperson. The amount of signing bonuses paid which remained subject to adjustment at December 31, 2012 and 2011 was $32.0 million and $30.3 million, respectively.

The deferred acquisition cost component of capitalized customer acquisition costs is accrued for vested salespersons over the first year of SME bankcard merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. At December 31, 2011, we recognized an impairment charge related to the decision to discontinue Express Funds, our remote deposit check capture product. We have not recognized an impairment loss in 2012 or 2010.
Accrued Buyout Liability
We pay our salespersons residual commissions based on the gross margin generated from the monthly processing activity of SME merchants signed by them. We refer to these residual commissions as the ''owned'' portion of such commissions, or ''portfolio equity.'' The salesperson has no obligation to perform additional services for the merchant for so long as the merchant continues processing with us. We accrue the buyout liability, which represents the estimated current settlement cost of buying out all vested and expected-to-vest salespersons for the owned portion of such commissions. We also record a deferred acquisition cost asset related to those buyouts, and amortize that asset as an expense over the initial three year contract term. Beginning in June 2012, our salespersons earn portfolio equity on their newly installed payroll and loyalty marketing merchant accounts based on the residual commissions they earn on those accounts. The accrued buyout liability and deferred acquisition cost asset related to these payroll and loyalty marketing merchant accounts are developed the same as the SME card merchant portfolio equity.

We consider a salesperson to be vested once they have established merchant relationships that generate the equivalent of $10,000 of monthly gross margin. Vested status entitles the salesperson to his or her residual commissions for as long as the merchant processes with us, even if the salesperson is no longer employed by us.

The accrued buyout liability is based on the merchants we have under contract at the balance sheet date, the gross margin we generated from those accounts in the prior twelve months, the “owned” commission rate, and the fixed buyout multiple of 2.5 times the commissions. A small portion of our accrued buyout liability, less than 2%, relates to salespersons who have opted to receive a multiple of 2.0 times commissions in exchange for a larger company contribution towards health insurance. The liability related to a new merchant is therefore zero when the merchant is installed, and increases over the twelve months following the installation date.

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.1 million at December 31, 2012 and 2011, respectively.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 ½ years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During 2012, 2011, and 2010, we made buyout payments of approximately $11.9 million, $10.4 million and $25.2 million, respectively.
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

Processing Liabilities
Processing liabilities result primarily from our card processing activities and include merchant deposits maintained to offset potential liabilities from merchant chargeback processing. Prior to December 31, 2012, processing liabilities also included funds in transit for Express Funds, our remote deposit capture product which was discontinued. At December 31, 2012 and 2011, processing liabilities totaled approximately $95.3 million and $30.7 million, respectively. In the fourth quarter of 2012, we accelerated the end-of-day presentment of transaction funding files to the bankcard networks, resulting in our sponsor banks receiving settlement cash one day earlier and increasing our funding obligations to our SME merchants, which we carry in processing liabilities.

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder's dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant's favor. In these cases, the transaction is ''charged back'' to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At December 31, 2012 and 2011, we held SME merchant deposits totaling $6.4 million and $9.8 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent bankcard processing volume. At December 31, 2012 and 2011, our loss reserve totaled $2.0 million, respectively. Aggregate SME bankcard merchant losses, including losses charged to operations and the loss reserve, were $2.0 million, $5.1 million and $9.1 million for the years ended December 31, 2012, 2011 and 2010.

During the fourth quarter of 2010, we converted Network Services' settled transactions from a third party processor and began settling Network Services Merchant accounts, and processing chargebacks originating from these merchants, on
Passport. Prior to this, these chargebacks were processed and carried by a third party outsourced processor for settling Network Services Merchant accounts. Chargeback losses originating from Network Services bankcard processing on Passport during the year ended December 31, 2012 was immaterial.

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

The weighted-average fair value of options we granted during 2012, 2011 and 2010 were $9.36, $7.95 and $6.12, respectively. The fair value of options granted during 2012, 2011 and 2010 was estimated at the grant date using the following weighted average assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected volatility	55%	55%	54%
Expected life	3.75 years	3.65 years	3.75 years
Expected dividends	1.00%	0.80%	0.40%
Risk-free interest rate	0.51%	0.55%	1.21%

In the fourth quarter of 2010, our Board of Directors approved grants of 508,800 performance-based Restricted Share Units. These Restricted Share Units are nonvested share awards which would vest as follows:

•	50% will vest in 2013, since the 2012 pro forma diluted earnings per share target of $1.48 was achieved; and

•	25% would in 2014 and 25% in 2015 if over the term of these Restricted Share Units, the following diluted earnings per share targets for the years ended December 31, 2013 and 2014 are achieved:

	2013	2014
Diluted earnings per share (a)	$1.74	$2.04
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
In the fourth quarter of 2012, our Board of Directors approved target grants of 72,004 performance-based Restricted Share Units. These Restricted Share Units are nonvested share awards which would vest 50% in 2015 and 50% in 2016 only if we achieve a diluted earnings per share compound annual growth rate ("CAGR") of fifteen percent (15%) for the two-year period ending December 31, 2014. Diluted earnings per share will be calculated on a Pro Forma basis to exclude non-operating gains and losses, if any, and exclude the after-tax impact of share-based compensation expense. For each 1% that the CAGR actually achieved for the two year period ending on December 31, 2014 is above the 15% target, the number of shares underlying the Restricted Share Units awarded would be increased by 2.08%; provided, however, that the maximum increase in the number of shares that may be awarded is 125%. Likewise, for each 1% that the CAGR actually achieved for the two-year period ending on December 31, 2014 is below the 15% target, the number of shares underlying the Restricted Share Units awarded would be decreased by 1.31%. If the target CAGR is missed by 67% or more, then the number of shares awarded is zero. In the fourth quarter of 2012, we recorded expense on these Restricted Share Units based on achieving the 15% target. The closing price of our common stock on the grant date equals the grant date fair value of these nonvested Restricted Share Units awards and will be recognized as compensation expense over their vesting periods.

In the fourth quarter of 2012, our Board of Directors approved target grants of 72,345 Relative Total Shareholder Return Restricted Share Units (referred to as “TSRs”). These TSRs are nonvested share awards for which vesting percentages and ultimate number of units vesting will be calculated based on the total shareholder return of our common stock as compared to the total shareholder return of 86 peers. The payout schedule can produce vesting percentages ranging from 0% to 225%. Total shareholder return will be calculated based upon the average closing price for the 30 calendar day period ending December 9, 2015, over the closing price on December 10, 2012. The target is based on achieving a total shareholder return equal to the 65th percentile of the peer group. In the fourth quarter of 2012, we recorded expense on these TSRs based on achieving the target. A lattice valuation model was applied to measure the grant date fair value of these TSRs.

Amounts we recognized in our financial statements during the years ended December 31, 2012, 2011 and 2010 with respect to share-based compensation plans were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Compensation expense recognized on share-based plans before income tax benefit	$14,187	$9,548	$6,295
Related income tax benefit recognized in the income statement	5,458	3,635	2,379
Cash received from stock option exercises	18,303	9,685	6,303
Excess tax benefit recorded for tax deductions resulting from the exercise of stock options	5,954	3,454	1,910
Tax benefit realized as reductions of estimated tax payments during the period	4,220	2,954	—

Goodwill
Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. We test goodwill for impairment at least annually and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of the reporting unit. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred.  Such changes may include, among others: a significant decline in expected future cash flows; a sustained decline in market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates.  We perform annual goodwill impairment testing in the fourth quarter. Our evaluation indicated that no impairment existed as of December 31, 2012 or 2011. The fair value of each reporting unit exceeded the carrying value of each reporting unit as of December 31, 2012 and 2011. At December 31, 2012 and 2011, goodwill of $168.1 million and $94.3 million, respectively, was recorded on our Consolidated Balance Sheet. We may be required to record goodwill impairment losses in future periods, whether in connection with our next annual impairment testing in the fourth quarter of 2013 or prior to that, if any such indicators constitute a triggering event in other than the quarter in which the annual goodwill impairment test is performed.  It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.

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

We also account for the recognition and measurement of tax benefits associated with uncertain tax positions. This requires evaluations of individual tax positions to determine whether any part of that position can be recognized or continues to be recognized in the financial statements. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. We had approximately $3.1 million of total gross unrecognized tax benefits as of December 31, 2012, approximately $2.0 million of which would impact the effective tax rate.

In the fourth quarter 2012, the Company entered into an agreement to sell CPOS. Because the Company will no longer be indefinitely reinvesting undistributed earnings of CPOS, the Company accrued and charged to U.S. income tax expense net of foreign tax credits the amount of $0.4 million in 2012 on the Company's 70% portion of the CPOS cumulative undistributed earnings at December 31, 2012.

Results of Operations
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table shows certain income statement data as a percentage of net revenue for the periods indicated (in
thousands of dollars):		% of Net Revenue		% of Net Revenue	Change
	2012		2011		Amount	%
Net revenue:
Total revenues	$2,013,436		$1,985,577		$27,859	1.4%
Less: Interchange	1,284,038		1,359,448		(75,410)	(5.5)%
Less: Dues, assessments and fees	199,503		155,233		44,270	28.5%
Total net revenue	529,895	100.0%	470,896	100.0%	58,999	12.5%
Expenses:
Processing and servicing	216,863	40.9%	208,542	44.3%	8,321	4.0%
Customer acquisition costs	43,547	8.2%	46,140	9.8%	(2,593)	(5.6)%
Depreciation and amortization	19,750	3.7%	14,368	3.1%	5,382	37.5%
General and administrative	139,934	26.4%	125,765	26.7%	14,169	11.3%
Total expenses	420,094	79.3%	394,815	83.8%	25,279	6.4%
Income from operations	109,801	20.7%	76,081	16.2%	33,720	44.3%
Other income (expense):
Interest income	201		142		59	41.5%
Interest expense	(3,446)	(0.7)%	(4,122)	(0.9)%	676	16.4%
Provision for processing system intrusion costs	(563)	(0.1)%	(1,012)	(0.2)%	449	44.4%
Other, net	(949)		(1,550)		601
Total other (expense) income	(4,757)	(0.9)%	(6,542)	(1.4)%	1,785	27.3%
Income from continuing operations before income taxes	105,044	19.8%	69,539	14.8%	35,505	51.1%
Provision for income taxes	40,691	7.7%	26,551	5.6%	14,140	53.3%
Net income from continuing operations	64,353	12.1%	42,988	9.1%	21,365	49.7%
Income from discontinued operations, net of income tax	2,185	0.4%	1,359	0.3%	826	60.8%
Net income	66,538	12.6%	44,347	9.4%	22,191	50.0%
Less: Net income attributable to noncontrolling interests (a)	649		408		241
Net income attributable to Heartland	$65,889	12.4%	$43,939	9.3%	$21,950	50.0%

(a) Attributable to income from discontinued operations.
Total revenues. Total revenues increased by 1.4% from $1,985.6 million in 2011 to $2,013.4 million in 2012, primarily as a result of a $19.5 million, or 1.0% increase in gross processing revenues. Our gross SME card processing revenues for the year ended December 31, 2012 were impacted by the "Durbin Amendment," which was part of the Dodd-Frank Wall Street Reform and Consumer Protection Act that went into effect on October 1, 2011. SME card processing revenues and the Durbin Amendment are discussed below in "—Processing revenues, gross".

The breakout of our total revenues for the years ended December 31, 2012 and 2011 was as follows (in thousands of dollars):
	Year Ended December 31,		Change from Prior Year
	2012	2011	Amount	%
Processing revenues, gross (a)	$1,954,272	$1,934,813	$19,459	1.0%
Payroll processing revenues	21,368	19,505	1,863	9.6%
Equipment-related revenues	37,796	31,259	6,537	20.9%
Total revenues	$2,013,436	$1,985,577	$27,859	1.4%

(a)
Includes Visa, MasterCard, American Express and Discover bankcard processing revenues, American Express fees, check processing fees, customer service fees, gift card, loyalty, Heartland School Solutions, loan servicing and other miscellaneous revenue.

Processing revenues, gross. Further breakout of our gross processing revenues for the years ended December 31,
2012 and 2011 was as follows (in thousands of dollars):
	Year Ended December 31,		Change from Prior Year
	2012	2011	Amount	%
Merchant card processing revenue:
SME card processing	$1,762,320	$1,781,240	$(18,920)	(1.1)%
Network Services card processing	145,581	126,799	18,782	14.8%
	1,907,901	1,908,039	(138)	—%
Heartland School Solutions revenue	27,871	9,180	18,691	203.6%
Prepaid card revenue	16,043	15,519	524	3.4%
Campus Solutions revenue	976	—	976	100.0%
Other miscellaneous revenue	1,481	2,075	(594)	(28.6)%
Total processing revenues, gross	$1,954,272	$1,934,813	$19,459	1.0%

The $19.5 million increase in gross processing revenues from $1,934.8 million in 2011 to $1,954.3 million in 2012 was primarily due to higher revenues from our Heartland School Solutions, Network Services card processing, prepaid card income including Heartland Marketing Solutions, and Campus Solutions. Campus Solutions includes revenue associated with our December 14, 2012 acquisition of ECSI from the date of acquisition. These increases were partially offset by a decrease in SME card processing revenue. Our gross SME bankcard processing revenues for the year ended December 31, 2012 reflect a decline as compared to the year ended December 31, 2011 due to the impact of the Durbin Amendment. The Durbin Amendment places limits on debit card interchange rates that card issuing banks may charge. While not impacting our net revenue (which we present net of interchange, dues and assessments and fees as discussed below in "—Net revenue"), beginning in the fourth quarter of 2011, there was a decrease in the amount of SME interchange expense we record in our Income Statement as a result of the Durbin Amendment. Since our gross SME card processing revenues include the interchange that we pass through to our merchants, our total revenues decreased by an equivalent amount. We estimate that the amount of this decrease on our gross SME merchant card processing revenues for the year ended December 31, 2012 was a reduction of approximately $141.3 million.

Partially offsetting the impact that the Durbin Amendment had on our gross revenues from SME card processing was the increase in revenue attributable to higher SME bankcard processing volume. For the year ended December 31, 2012, our SME bankcard processing volume increased 6.3% to $71.7 billion, compared to $67.5 billion for the year ended December 31, 2011, reflecting increases for same store sales growth, new SME merchants installed, and decreased SME merchant volume attrition.

Network Services increased its card processing revenues based on the 958 million transactions it settled, representing $27.9 billion in processing volume, and the 2.5 billion transactions it authorized through its front-end card processing systems in 2012, as compared to the 553 million transactions it settled, representing $15.5 billion in processing volume, and the 2.7 billion transactions it authorized through its front-end card processing systems in 2011. Network Services' increase for the 2012 period primarily reflects the expansion of a contract with a large petroleum merchant to include back-end settlement. We report Network Services’ settled bankcard processing revenues net of credit interchange because the daily cash settlement with Network Services’ merchants is on a net basis. However, the Durbin Amendment did impact Network Services' settled PIN debit interchange by approximately $5.3 million for the year ended December 31, 2012.

Contributing growth to our processing revenues for the year ended December 31, 2012 were the processing revenues generated by Heartland School Solutions, prepaid card income including Heartland Marketing Solutions and Campus Solutions income. The increase in Heartland School Solutions processing revenues for the year ended December 31, 2012 reflects acquisitions we made in 2011 and 2012 (see "—Liquidity and Capital Resources” for detail on these acquisitions). At December 31, 2012, our customer base included 29,000 K to 12 schools, compared to approximately 19,000 K to 12 schools at December 31, 2011. Of those, approximately 25,000 and 15,000 schools at December 31, 2012 and 2011, respectively, were using our online prepayment system.

Payroll processing revenues. Payroll processing revenues, which include fees earned on payroll processing services and interest income earned on funds held for customers, increased by 9.6%, from $19.5 million in 2011 to $21.4 million in 2012, primarily due to price increases for at least half of our payroll processing customers and a 4.7% increase in the number of payroll processing customers from 11,841 at December 31, 2011 to 12,403 at December 31, 2012.
Equipment-related revenue. Equipment-related revenue increased by $6.5 million, or 20.9%, from $31.3 million in 2011 to $37.8 million in 2012, primarily due to sales of equipment in our acquired Heartland School Solutions business. Partially offsetting this increase was a decrease in revenues from the sale of card processing terminals, including our proprietary encryption terminals, referred to as E3 Terminals. The following table summarizes our Equipment-related revenue for the years ended December 31, 2012 and 2011 (in thousands of dollars):

	Year Ended December 31,		Change from Prior Year
Equipment-related revenue:	2012	2011	Amount	%
Card processing	$13,870	$15,035	$(1,165)	(7.7)%
Heartland School Solutions	8,743	1,998	6,745	337.6%
Micropayments	7,270	6,642	628	9.5%
Campus Solutions	6,163	5,770	393	6.8%
Other	1,750	1,814	(64)	(3.5)%
Total equipment-related revenue	$37,796	$31,259	$6,537	20.9%

Net revenue. Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased $59.0 million from $470.9 million in 2011 to $529.9 million in 2012. Interchange decreased 5.5% from $1,359.4 million in the year ended December 31, 2011 to $1,284.0 million in the year ended December 31, 2012, due primarily to the Durbin Amendment. Dues, assessments and fees increased 28.5% from $155.2 million in the year ended December 31, 2011 to $199.5 million in the year ended December 31, 2012, primarily as a result of increases in Visa and MasterCard assessments and fees which we pass through to our merchants, and also due to higher SME bankcard processing volume and Network Services transactions.

The increase in net revenue was driven primarily by increases in SME bankcard processing volume, and increases in Heartland School Solutions processing and equipment related revenues, and Payroll processing revenues. The following table summarizes our Net revenue components for the years ended December 31, 2012 and 2011 (in thousands of dollars):

	Year Ended December 31,		Change from Prior Year
	2012	2011	Amount	%
Merchant card processing revenue:
SME card processing	$1,762,320	$1,781,240
Less: Interchange, dues, assessments and fees	(1,386,117)	(1,438,362)
SME card processing net revenue	376,203	342,878	$33,325	9.7%
Network Services card processing	145,581	126,799
Less: Interchange, dues, assessments and fees	(97,424)	(76,319)
Network Services card processing net revenue	48,157	50,480	(2,323)	(4.6)%
Card processing net revenue	424,360	393,358	31,002	7.9%
Heartland School Solutions revenue	27,871	9,180	18,691	203.6%
Prepaid card revenue	16,043	15,519	524	3.4%
Campus Solutions revenue	976	—	976	100.0%
Other miscellaneous revenue	1,481	2,075	(594)	(28.6)%
Processing net revenue	470,731	420,132	50,599	12.0%
Payroll processing revenues	21,368	19,505	1,863	9.6%
Equipment-related revenues	37,796	31,259	6,537	20.9%
Total net revenue	$529,895	$470,896	$58,999	12.5%

Total expenses. Total expenses increased 6.4% from $394.8 million in 2011 to $420.1 million in 2012, due to increases in general and administrative, processing and servicing, and depreciation and amortization expenses. Partially offsetting these increases was a decrease in customer acquisition costs. Total expenses represented 79.3% of total net revenue in 2012, compared to 83.8% in 2011.
Processing and servicing expense for the year ended December 31, 2012 increased by $8.3 million, or 4.0%, compared with the year ended December 31, 2011. The increase in processing and servicing expense was due to increased costs associated with processing and servicing higher SME bankcard processing volume, increased residual commission expense and increased cost of sales and servicing related to higher Heartland School Solutions revenues. The increase in processing and servicing expense also reflects refined allocations of certain information technology related expenses, previously reported in general and administrative expense, to processing and servicing in the year ended December 31, 2012. Partially offsetting the increases in processing and servicing expense were decreases in merchant losses, service center expense and card related equipment costs. As a percentage of total net revenue, processing and servicing expense decreased to 40.9% for the year ended December 31, 2012 compared with 44.3% for the year ended December 31, 2011.

Customer acquisition costs for the year ended December 31, 2012 decreased by $2.6 million, or 5.6% compared with the year ended December 31, 2011. This decline primarily reflects the impacts of lower signing bonus amortization, as capitalized signing bonuses recorded in periods having higher new gross margin installs have become fully amortized. Customer acquisition costs for the years ended December 31, 2012 and 2011 included the following components (in thousands of dollars):

	Year Ended December 31,
	2012	2011
Amortization of signing bonuses, net (a)	$29,244	$32,088
Amortization of capitalized customer deferred acquisition costs	15,881	15,460
Increase in accrued buyout liability	15,638	13,228
Capitalized customer deferred acquisition costs	(17,216)	(14,276)
Total customer acquisition costs	$43,547	$46,500
(a) Includes Other, net impairment expense related to our remote check deposit product, Express Funds in 2011.

Depreciation and amortization expenses increased 37.5% from $14.4 million in 2011 to $19.8 million in 2012. The increase reflects higher depreciation and amortization for investments in our information technology platforms and amortization of intangible assets recorded in the Heartland School Solutions and Campus Solutions acquisitions. Most of our investments in information technology have been for security-related enhancements and in support of the continuing development of our processing platforms. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and we capitalized some outsourced programming expenses as well. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to seven years. The amount capitalized increased from $22.6 million in 2011 to $26.7 million in 2012. The total amount of capitalized costs for projects placed in service in 2012 and 2011 was $22.7 million and $15.9 million, respectively.

General and administrative expenses increased $14.2 million, or 11.3%, from $125.8 million in 2011 to $139.9 million in 2012. General and administrative expenses increased primarily due to an $11.5 million increase in personnel costs, including a $4.6 million increase for share-based compensation and increased personnel costs related to the Heartland School Solutions acquisitions. General and administrative expenses for the year ended December 31, 2012 benefited from refined allocations of certain information technology related expenses, previously reported in general and administrative expense, now recorded in processing and servicing expense. Offsetting this benefit was the increase in personnel costs which included additional personnel costs relating to the acquisition of the Heartland School Solutions businesses and an increase in share-based compensation expense. See "—Critical Accounting Estimates - Share-based Compensation" for more detail on share-based compensation expense. General and administrative expenses as a percentage of total net revenue for 2012 was 26.4%, a decrease from 26.7% for 2011.
Income from operations. As a result of the increase in net revenue and lower increases in processing and servicing expenses and general and administrative expenses, our income from operations, which we also refer to as operating income, improved to $109.8 million for 2012, from $76.1 million for 2011. Our operating margin, which we measure as operating income divided by net revenue, was 20.7% for 2012, compared to 16.2% for 2011.

Interest expense. Interest expense for 2012 and 2011 was $3.4 million and $4.1 million, respectively. Interest expense in both periods includes interest incurred under our Credit Facilities and interest we recorded on payables to our sponsor banks. The decline in interest expense primarily reflects lower borrowings for most of the year due to payments we made on our Term Loan Facility. See “—Liquidity and Capital Resources—Credit Facility” for more detail on our borrowings.
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

Since our announcement of the Processing System Intrusion on January 20, 2009 and through December 31, 2012, we have expensed a total of $147.6 million, before reducing those charges by $31.2 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, related to settlements of claims. Approximately $32.9 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

During 2012, we incurred approximately $0.6 million, or $0.01 per share, for legal fees and costs incurred related to the Processing System Intrusion. During 2011, we expensed approximately $1.0 million, or $0.02 per share, related to the Processing System Intrusion.
Other income (expense), net. Other, net for 2012 included pre-tax charges of $0.9 million related primarily to write downs of capitalized information technology development projects.

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

Income taxes. Income tax expense from continuing operations for 2012 was $40.7 million, reflecting an effective tax rate of 38.7%. This compares to income tax expense from continuing operations of $26.6 million for 2011, reflecting an effective tax rate of 38.2%. The increase in the effective tax rate for 2012 was due to recording income tax expense on the undistributed earnings of CPOS. In the fourth quarter 2012, we entered into an agreement to sell CPOS. Because we will no longer be indefinitely reinvesting undistributed earnings of CPOS, we accrued and charged to U.S. income tax expense net of foreign tax credits the amount of $0.4 million on our 70% portion of the CPOS cumulative undistributed earnings at December 31, 2012.

Income from discontinued operations, net of income tax. Reflects the results of operations from CPOS. We sold our interest in CPOS in a transaction settled in January 2013 and we will recognize a gain on the sale of CPOS in the first quarter of 2013, which gain will likely be material to the results for the quarter ending March 31, 2013. As a result, we presented the net assets of CPOS as held for sale at December 31, 2012 and present the results of operations for CPOS as a discontinued operation for all periods presented.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $65.9 million for 2012. This compares to a net income of $43.9 million for 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table shows certain income statement data as a percentage of net revenue for the periods indicated (in
thousands of dollars):		% of Net Revenue		% of Net Revenue	Change
	2011		2010		Amount	%
Net revenue:
Total revenues	$1,985,577		$1,855,839		$129,738	7.0%
Less: Interchange	1,359,448		1,299,631		59,817	4.6%
Less: Dues, assessments and fees	155,233		119,834		35,399	29.5%
Total net revenue	470,896	100.0%	436,374	100.0%	34,522	7.9%
Expenses:
Processing and servicing	208,542	44.3%	225,802	51.7%	(17,260)	(7.6)%
Customer acquisition costs	46,140	9.8%	50,415	11.6%	(4,275)	(8.5)%
Depreciation and amortization	14,368	3.1%	14,653	3.4%	(285)	(1.9)%
General and administrative	125,765	26.7%	99,912	22.9%	25,853	25.9%
Total expenses	394,815	83.8%	390,782	89.6%	4,033	1.0%
Income from operations	76,081	16.2%	45,592	10.4%	30,489	66.9%
Other income (expense):
Interest income	142		134		8	6.0%
Interest expense	(4,122)	(0.9)%	(4,778)	(1.1)%	656	13.7%
(Provision for) recovery of processing system intrusion costs	(1,012)	(0.2)%	14,138	3.2%	(15,150)	(107.2)%
Other, net	(1,550)	(0.3)%	72		(1,622)
Total other (expense) income	(6,542)	(1.4)%	9,566	2.2%	(16,108)	(168.4)%
Income from continuing operations before income taxes	69,539	14.8%	55,158	12.6%	14,381	26.1%
Provision for income taxes	26,551	5.6%	20,975	4.8%	5,576	26.6%
Net income from continuing operations	42,988	9.1%	34,183	7.8%	8,805	25.8%
Income from discontinued operations, net of income tax	1,359	0.3%	477	0.1%	882	184.9%
Net income	44,347	9.4%	34,660	7.9%	9,687	27.9%
Less: Net income attributable to noncontrolling interests (a)	408		123		285
Net income attributable to Heartland	$43,939	9.3%	$34,537	7.9%	$9,402	27.2%
(a) Attributable to income from discontinued operations.

Total revenues. Total revenues increased by 7.0% from $1,855.8 million in 2010 to $1,985.6 million in 2011, primarily as a result of a $126.3 million, or 7.0% increase in gross processing revenues. The breakout of our total revenues for the years ended December 31, 2011 and 2010 was as follows (in thousands of dollars):

	Year Ended December 31,		Change from Prior Year
	2011	2010	Amount	%
Processing revenues, gross (a)	$1,934,813	$1,808,557	$126,256	7.0%
Payroll processing revenues	19,505	17,344	2,161	12.5%
Equipment-related revenues	31,259	29,938	1,321	4.4%
Total revenues	$1,985,577	$1,855,839	$129,738	7.0%

(a)
Includes Visa, MasterCard, American Express and Discover bankcard processing revenues, American Express fees, Discover fees, check processing fees, customer service fees, gift card, loyalty, Heartland School Solutions and other miscellaneous revenue.

Processing revenues, gross. Further breakout of our gross processing revenues for the years ended December 31,
2011 and 2010 was as follows (in thousands of dollars):
	Year Ended December 31,		Change from Prior Year
	2011	2010	Amount	%
Merchant card processing revenue:
SME card processing	$1,781,240	$1,689,291	$91,949	5.4%
Network Services card processing	126,799	104,653	22,146	21.2%
	1,908,039	1,793,944	114,095	6.4%
Heartland School Solutions revenue	9,180	—	9,180	100.0%
Prepaid card revenue	15,519	12,704	2,815	22.2%
Other miscellaneous revenue	2,075	1,909	166	8.7%
Total processing revenues, gross	$1,934,813	$1,808,557	$126,256	7.0%

Processing revenues, gross. The $114.1 million increase in processing revenues from $1,793.9 million in 2010 to
$1,908.0 million in 2011 was primarily due to higher SME merchant card processing revenues. Revenues from our SME bankcard processing increased due to higher SME bankcard processing volume. Our SME bankcard processing volume increased 7.0% to $67.5 billion, compared to $63.1 billion in 2010, reflecting increases for same store sales growth, new SME merchants installed, and growth in American Express and Discover processing. We include American Express volume in our
SME bankcard processing volume only where we receive percentage-based residual compensation for that volume.

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

Also contributing to our growth in processing revenues for the year ended December 31, 2011 were the processing revenues generated by our recently acquired Heartland School Solutions businesses, and from prepaid card income including
Heartland Marketing Solutions.

Payroll processing revenues. Payroll processing revenues, which include fees earned on payroll processing services and interest income earned on funds held for customers, increased by 12.5%, from $17.3 million in 2010 to $19.5 million in
2011, primarily due to the 6.4% increase in the number of payroll processing customers from 11,131 at December 31, 2010 to
11,841 at December 31, 2011.

Equipment-related revenue. Equipment-related revenue increased by $1.3 million, or 4.4%, from $29.9 million in 2010 to $31.3 million in 2011, primarily due to increases in revenues from sales of equipment in our acquired Heartland School
Solutions businesses and SmartLink telecommunications equipment which is used to consolidate multiple in-store communication lines into one high speed broadband line. The following table summarizes our Equipment-related income for the years ended December 31, 2011 and 2010 (in thousands of dollars):

	Year Ended December 31,		Change from Prior Year
Equipment-related revenue:	2011	2010	Amount	%
Card processing	$15,035	$17,006	$(1,971)	(11.6)%
Heartland School Solutions	1,998	—	1,998	100.0%
Micropayments	6,642	6,813	(171)	(2.5)%
Campus Solutions	5,770	5,683	87	1.5%
Other	1,814	436	1,378	316.1%
Total equipment-related revenue	$31,259	$29,938	$1,321	4.4%

Net revenue. Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 7.9% from $436.4 million in 2010, to $470.9 million in 2011. Interchange fees increased 4.6% from $1,299.6 million in 2010 to $1,359.4 million in 2011. The increase in interchange fees was primarily due to higher SME bankcard processing volume in the year ended December 31, 2011, especially for American Express which generally has higher interchange rates than Visa and MasterCard. The impact of the Durbin Amendment since becoming effective on October 1, 2011 was a decrease in interchange expense of approximately $42.1 million.

Dues, assessments and fees increased 29.5% from $119.8 million in 2010 to $155.2 million in 2011, primarily as a result of increases in Visa, MasterCard and Discover assessments which we pass through to our merchants, and also due to higher SME bankcard processing volume and increased due, assessments and fees on our Network Services merchants.

The increase in Net revenue was driven primarily by increases in SME bankcard processing volume, Payroll processing revenues, Heartland Marketing Solutions processing revenues, and newly acquired Heartland School Solutions processing revenues and equipment-related revenues. The following table summarizes our net revenue components for the years ended December 31, 2011 and 2010 (in thousands of dollars):

	Year Ended December 31,		Change from Prior Year
	2011	2010	Amount	%
Merchant card processing revenue:
SME card processing	$1,781,240	$1,689,291
Less: Interchange, dues, assessments and fees	(1,438,362)	(1,365,748)
SME card processing net revenue	342,878	323,543	$19,335	6.0%
Network Services card processing	126,799	104,653
Less: Interchange, dues, assessments and fees	(76,319)	(53,717)
Network Services card processing net revenue	50,480	50,936	(456)	(0.9)%
Card processing net revenue	393,358	374,479	18,879	5.0%
Heartland School Solutions revenue	9,180	—	9,180	100.0%
Prepaid card revenue	15,519	12,704	2,815	22.2%
Other miscellaneous revenue	2,075	1,909	166	8.7%
Processing net revenue	420,132	389,092	31,040	8.0%
Payroll processing revenues	19,505	17,344	2,161	12.5%
Equipment-related revenues	31,259	29,938	1,321	4.4%
Total net revenue	$470,896	$436,374	$34,522	7.9%

    Total expenses. Total expenses increased 1.0% from $390.8 million in 2010 to $394.8 million in 2011, due primarily to a $25.9 million or 25.9% increase in general and administrative expenses, partially offset by reductions in processing and servicing expense, customer acquisition costs and depreciation and amortization. Total expenses represented 83.8% of total net revenue in 2011, compared to 89.6% in 2010.

Processing and servicing expense for 2011 decreased by $17.3 million or 7.6%, compared with 2010. The decrease in processing and servicing expense for the year ended December 31, 2011 was primarily due to reductions in transaction processing costs for Network Services' front-end transactions, lower residual commission expense, reduced merchant losses and reduced costs of support personnel, particularly account managers. Lower residual commissions were the result of exercising our rights to buy out a substantial amount of portfolio equity owned by our Relationship Managers and sales managers during the third quarter of 2010. We continue to buy out portfolio equity. See "— Critical Accounting Estimates —
Accrued Buyout Liability" for more detail. Partially offsetting these reductions were increased costs associated with servicing higher bankcard processing volume and increased costs of sales and servicing related to the higher payroll, Heartland
Marketing Solutions, and equipment-related revenues as well as cost of sales and service for the Heartland School Solutions businesses. Processing and servicing expense as a percentage of total Net revenue decreased to 44.3% in 2011 compared with 51.7% in 2010.

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
(a) Includes Other, net impairment expense related to our remote check deposit product, Express Funds in 2011.

Depreciation and amortization expenses decreased 1.9% from $14.7 million in 2010 to $14.4 million in 2011. Most of our investments in information technology have been for security-related enhancements and in support of the continuing development of HPS Exchange, Passport and other processing-related initiatives. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized increased from $15.6 million in 2010 to $22.6 million in 2011. The total amount of capitalized costs for projects placed in service in 2011 and 2010 was $15.9 million and $15.7 million, respectively.

General and administrative expenses increased $25.9 million, or 25.9%, from $99.9 million in 2010 to $125.8 million in 2011. General and administrative expenses in the 2011 and 2010 periods included $1.3 million and $2.3 million, respectively, for our periodic sales and servicing organization summit. Excluding these summit expenses, our general and administrative expenses in 2011 increased $26.9 million, or 27.5%. This increase primarily resulted from expenses related to acquisitions, restoration of incentive compensation, and increased staff, all of which are reflected in increases of $12.5 million in personnel costs, and from costs we incurred in the process of consolidating our data centers. Additional increases in 2011 included $3.3 million in equipment lease expense, $3.0 million in travel expenses (mostly related to sales incentive travel rewards), $1.8 million in occupancy costs, $1.7 million in legal fees, $1.8 million in telecommunication expenses, $1.6 million in repairs and maintenance expense and $1.5 million in consulting expense. These increases in general and administrative expenses were partially offset by reductions in marketing-related costs of $2.4 million. General and administrative expenses as a percentage of total net revenue for 2011 was 26.7%, an increase from 22.9% for 2010.

Income from operations. As a result of the increase in net revenue and reductions in processing and servicing expenses, our income from operations, which we also refer to as operating income, improved to $76.1 million for 2011, from
$45.6 million for 2010. Our operating margin, which we measure as operating income divided by net revenue, was 16.2% for
2011, compared to 10.4% for 2010.

Interest expense. Interest expense for 2011 and 2010 was $4.1 million and $4.8 million, respectively. Interest expense in both periods includes interest incurred under our Credit Facilities and interest we recorded on payables to our sponsor banks.
See “—Liquidity and Capital Resources—Credit Facility” for more detail on our borrowings and “—Balance Sheet Information" for more detail on payables to our sponsor banks.

(Provision for) recovery of processing system intrusion costs. During 2011, we recorded total expenses of $1.0 million, or $(0.02) per share, associated with the Processing System Intrusion. During 2010, we recovered from our insurance providers approximately $27.2 million of the costs we incurred for the Processing System Intrusion and expensed approximately $13.1 million for accruals, legal fees and costs we incurred for investigations and defending various claims and actions, for a net recovery of $14.1 million, or $0.22 per share.

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

Income taxes. Income tax expense from continuing operations for 2011 was $26.6 million, reflecting an effective tax rate of 38.2%. This compares to income tax expense from continuing operations of $21.0 million for 2010, reflecting an effective tax rate of 38.0%. The increase in the effective tax rate for 2011 was due to state income tax increases.

Income from discontinued operations, net of income tax. Reflects the results of operations from CPOS. We sold our interest in CPOS in a transaction settled in January 2013 and we will recognize a gain on the sale of CPOS in the first quarter of 2013, which gain will likely be material to the results for the quarter ending March 31, 2013. As a result, we presented the net assets of CPOS as held for sale at December 31, 2012 and present the results of operations for CPOS as a discontinued operation for all periods presented.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $43.9 million for
2011. This compares to a net income of $34.5 million for 2010.

Balance Sheet Information
	December 31, 2012	December 31, 2011
	(In thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$48,440	$37,882
Funds held for customers	131,405	42,511
Receivables, net	180,448	175,822
Capitalized customer acquisition costs, net	56,425	55,014
Property and equipment, net	125,031	115,039
Goodwill	168,062	94,255
Intangible assets, net	53,594	32,159
Total assets	813,414	596,921
Due to sponsor banks	37,586	63,881
Accounts payable	64,065	46,715
Customer fund deposits	131,405	42,511
Processing liabilities	95,273	30,675
Borrowings:
Current portion	102,001	15,003
Long-term portion	50,000	70,000
Accrued buyout liability:
Current portion	10,478	8,104
Long-term portion	24,932	23,554
Total liabilities	602,253	376,869
Total stockholders’ equity	209,786	219,410

December 31, 2012 Compared to December 31, 2011
Total assets increased $216.5 million, or 36.3%, to $813.4 million at December 31, 2012 from $596.9 million at December 31, 2011, primarily due to increases in funds held for customers, goodwill and intangible assets, receivables and fixed assets. The increase in funds held for customers is primarily due to the 2012 acquisitions of the Payroll business, Ovation, and the Campus Solutions business, ECSI. The increases in goodwill and intangibles are primarily due to the 2012 acquisitions of the Heartland School Solutions business, Lunch Byte Systems, as well as Ovation and ECSI (see “— Liquidity and Capital Resources” for more detail).

At December 31, 2012, cash on our Balance Sheet totaled $48.4 million, an increase of $10.6 million, or 27.9%, compared to cash of $37.9 million at December 31, 2011. Our December 31, 2012 cash balance included approximately $31.6 million of processing-related cash in transit and collateral, compared to approximately $28.0 million of cash in transit and collateral at December 31, 2011. Excluding the processing-related cash balances, our operating cash balance increased $6.9 million, or 70.6%. See “— Liquidity and Capital Resources” for more detail on cash provided by operating activities.

    Our receivables, which increased $4.6 million, or 2.6%, to $180.4 million at December 31, 2012 from $175.8 million at December 31, 2011, are primarily due from our bankcard processing merchants and result in large part from our practice of advancing interchange fees to most of our SME merchants during the month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge merchants for processing transactions. Historically, we funded these interchange advances to our SME merchants first with our available cash, then when that cash had been expended, by directing our sponsor banks to fund advances thereby incurring a payable to our sponsor banks. In the fourth quarter of 2012, we accelerated the end-of-day presentment of transaction funding files to the bankcard networks, resulting in our sponsor banks receiving settlement cash one day earlier and increasing our funding obligations to our SME merchants, which we carry in processing liabilities. As a result, these merchant interchange advances/receivables are first funded from the accelerated settlement cash received from bankcard networks, then from our available cash, and only thereafter incurring a payable to our sponsor banks. At December 31, 2012, we used $3.8 million of available cash to fund merchant advances and at December 31, 2011 we used $40.0 million of available cash to fund merchant advances. The amount due to our sponsor banks for funding merchant interchange advances was $36.3 million at December 31, 2012, compared to $45.2 million at December 31, 2011. The payable to sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. Our total receivables from bankcard processing merchants increased $10.4 million from December 31, 2011. Receivables from merchants also include receivables from the sale of point of sale terminal equipment.

Total receivables also include amounts due from bankcard networks for pre-funding Discover and American Express transactions to our merchants as well as amounts due from Visa for PIN debit transactions. These amounts are recovered from the bankcard networks the following business day from the date of processing the transaction.

Total borrowings increased $67.0 million, or 78.8%, to $152.0 million at December 31, 2012 from $85.0 million at December 31, 2011, primarily due to drawing $82.0 million under our Revolving Credit Facility to fund the acquisitions of ECSI and Ovation in December 2012, offset by $15.0 million of amortization payments made under our Term Credit Facility. See “—Liquidity and Capital Resources—Credit Facilities” for discussion of our Credit Facilities.

Total stockholders’ equity decreased $9.6 million from December 31, 2011 primarily due to $103.4 million for the cost of purchasing treasury shares, and $9.2 million for dividends declared on common stock, mostly offset by recording net income of $65.9 million for the year ended December 31, 2012, $18.3 million of proceeds received from the exercise of stock options, tax benefits of $6.0 million related to those stock option exercises and $14.2 million of share-based compensation expense. On November 1, 2012, the Company's board of directors resolved to retire all common shares repurchased and include the retired shares in the authorized and unissued shares of the Company. Until November 1, 2012, the final disposition of the repurchased shares had not been decided. The excess of the purchase price of the treasury stock over the stated value was allocated between additional paid-in-capital and retained earnings.

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
Working Capital. Our working capital, defined as current assets less current liabilities, was negative by $85.5 million at December 31, 2012, compared to positive working capital of $39.9 million at December 31, 2011. This change in working capital primarily reflects borrowing $82.0 million in December 2012 under the Revolving Credit Facility to fund the acquisitions of Educational Computer Systems, Inc. and Ovation Payroll, Inc., and using $103.4 million of operating cash to repurchase 3.6 million shares of our common stock during 2012. See “— Credit Facilities” for a discussion of our Revolving Credit Facility and “— Common Stock Repurchases” for a discussion of our common stock repurchase programs.

In the fourth quarter of, 2012, we, along with the 30% non-controlling shareholders of CPOS, entered into an agreement to sell CPOS to a third party. CPOS, which operates as a provider of payment processing services in Canada, was not a significant subsidiary and we will have no continuing involvement in its operations. After receiving regulatory approval, the buyer settled this sale on January 31, 2013. The total sales price was $30.3 million cash including net working capital, of which we received $20.9 million for our 70% ownership in CPOS.

At December 31, 2012 we had cash on our Balance Sheet totaling $48.4 million compared to cash of $37.9 million at December 31, 2011. Our cash balance included processing-related cash in transit and collateral of $31.6 million and $28.0 million at December 31, 2012 and 2011, respectively. As of December 31, 2012, we had used $3.8 million of our available cash to fund merchant advances and at December 31, 2011, we had used $40.0 million of our cash to fund advances of interchange. Interchange advances are included in our receivables from bankcard processing merchants and are collected at the beginning of the following month.

On December 31, 2012, we had $58.0 million available under our Revolving Credit Facility. See “— Credit Facilities” for more details.

Acquisitions. We initiated our Heartland School Solutions business through acquisitions of the school solutions businesses operated by Lunchbox, Comalex, mySchoolBucks, School-Link Technologies and Lunch Byte Systems which serve approximately 4,400, 3,700, 900, 10,000 and 10,000 schools, respectively. Heartland School Solutions develops, manufactures, sells, services and maintains computer software designed to facilitate accounting and management functions of school food service operations. These acquisitions provide the Company with the ability to offer Internet payment capability to parents, which facilitates on-line deposits of funds into student accounts and enables schools to operate more efficiently. The Company has consolidated the individual platforms and products to optimize synergies, cost efficiencies and product offerings to customers. The following summarizes funding of these five acquisitions:

•
On December 30, 2010, we purchased for a $7.7 million cash payment the net assets of Lunchbox. This acquisition was financed through a combination of cash on hand and our Revolving Credit Facility. We repaid the amount we borrowed under our Revolving Credit Facility in the first quarter of 2011.

•	On January 12, 2011, we purchased for a $6.1 million cash payment the net assets of Comalex, Inc. The acquisition was funded with cash on hand.

•	On February 4, 2011, we purchased for a $1.5 million cash payment the net assets of mySchoolBucks, LLC. The acquisition was funded with cash on hand.

•	On September 30, 2011, we purchased for a $15.6 million cash payment the net assets of School-Link Technologies, Inc. The acquisition was funded with cash on hand.

•
On June 29, 2012, we purchased for a $26.0 million cash payment the net assets of Lunch Byte Systems, Inc. (a.k.a. "Nutrikids"). The $26.0 million cash payment made on June 29, 2012 was funded through our Revolving Credit Facility and subsequently repaid with cash on hand in July 2012.

On December 14, 2012, the Company purchased for a $37.6 million cash payment the stock of ECSI and net assets of related entities. The cash purchase price was financed under the Company's Revolving Credit Facility. The acquisition expands the Company's Campus Solutions division. ECSI supports the entire life cycle of higher education and post-graduation school/student services, including student loan payment processing, default solutions, refund services, tuition payment plans, electronic billing and payment, tax document services, and business outsourcing to more than 1,800 colleges and universities nationwide. With this acquisition, the Company's Campus Solutions gained ECSI’s client portfolio, boosting its number of higher education clients to more than 2,000 colleges and universities throughout North America.

On December 31, 2012, the Company purchased for a $44.2 million cash payment the stock of Ovation. The cash purchase price was financed under the Company's Revolving Credit Facility. The acquisition expands the Company's existing payroll processing business. Ovation serves over 10,000 clients in 48 states providing payroll processing, payroll tax preparation, Internet payroll reporting, and direct deposit. With this acquisition the Company adds scale to its PlusOne Payroll platform, leveraging operating costs once conversion is complete in 2014, and also adds management, a new sales approach including an affinity partner network and enhanced product and servicing capabilities.

Settlements of Claims Related to the Processing System Intrusion. On January 20, 2009, we publicly announced the discovery of a criminal breach of its payment systems environment (the “Processing System Intrusion”). The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by us during the transaction authorization process. We believe the breach did not extend beyond 2008. In 2009 and 2010, we had entered into settlements with the bankcard networks for various claims and disputes related to the Processing System Intrusion.

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

•
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

On February 18, 2010, we also entered into a Commitment Increase Agreement pursuant to the Amended and Restated Credit Agreement dated as of May 30, 2008 (the “Commitment Increase Agreement”) whereby KeyBank, as one of the lenders under the Amended and Restated Credit Agreement, agreed to increase its revolving credit commitment to the company under the Amended and Restated Credit Agreement by $25.0 million (the “Increased Credit Commitment”). See Note 10, Credit Facilities for additional terms of the Commitment Increase Agreement.

The proceeds of the Bridge Loan and the Increased Credit Commitment, together with a portion of our cash reserves, were used to fund the settlement with Visa. The Settlement Agreement was consummated on February 18, 2010, with a payment of $58.6 million.

•
On May 19, 2010, we entered into a settlement agreement with MasterCard Worldwide (“MasterCard”) to resolve potential claims and other disputes among us, the Sponsor Banks and MasterCard related to the Processing System Intrusion (the “MasterCard Settlement Agreement”). On September 3, 2010 and September 14, 2010, we paid approximately $34.4 million under the MasterCard Settlement Agreement.

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

Cash Flow Provided By (Used In) Operating Activities. We reported net cash provided by operating activities of $171.8 million in 2012, compared to $107.2 million in 2011 and net cash used by operating activities of $22.3 million in 2010.
Cash provided by operating activities in 2012 and 2011 reflects the benefit of increases in pre-tax net income for those years as adjusted for non-cash operating items including depreciation and amortization, and share-based compensation expense. Cash provided by operating activities in 2012 was reduced by payments for income taxes of $25.8 million, while 2011 operating cash flow benefited from a $16.7 million tax refund received from the carry back of our 2010 federal tax operating loss to prior years. The 2010 federal tax operating loss resulted from the payment of our settlements with card brands in 2010 and other Processing Intrusion related expenses, net of recoveries from insurance providers (see "— Processing System Intrusion" for more detail).
Cash provided by operating activities in 2012 also reflects benefits from increases in payables, especially related to increased dues and fees payable to the card networks, and an increase in processing liabilities, partially offset by a reduction in amounts due to sponsor banks.
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
Other major determinants of operating cash flow are net signing bonus payments, which consume operating cash as we install new merchants, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout Liability” for more information. We paid net signing bonuses of $29.3 million, $29.0 million, and $26.5 million, respectively, in 2012, 2011 and 2010. The increase in net signing bonuses paid during the year ended December 31, 2012 reflects a year-over-year improvement in newly installed gross margin. In 2012, 2011 and 2010, we reduced our accrued buyout liability by making buyout payments of $11.9 million, $10.4 million, and $25.2 million, respectively. See “— Critical Accounting Estimates — Accrued Buyout Liability” for a discussion of buyouts initiated in the third quarter of 2010.
Cash Flow Used In Investing Activities. Net cash used in investing activities was $139.8 million for 2012, compared to $60.7 million for 2011 and $31.1 million in 2010. The amount of cash used in investing activities during 2012 included $103.5 million for the acquisitions of Lunchbyte, ECSI, and Ovation. During 2011, we used cash of $23.2 million to acquire Comalex, mySchoolBucks and School-Link Technologies and during 2010 we acquired Lunchbox for a net cash payment of $7.7 million.

We made capital expenditures of $34.5 million, $36.5 million and $23.3 million in 2012, 2011, and 2010. Capital expenditures include costs of $6.7 million and $1.9 million in 2011 and 2010, respectively, related to capital improvements to our service center facility in Jeffersonville, Indiana. We also continued building our technology infrastructure, primarily for hardware and software needed for the development and expansion of our operating platforms. To further develop our technology, we anticipate that these expenditures will continue near current levels.
Cash Flow (Used In) Provided By Financing Activities. Net cash used in financing activities was $21.8 million for 2012, compared to $47.8 million for 2011. Net cash provided by financing activities was $63.0 million in 2010.
During 2012, 2011 and 2010, we made term loan amortization payments of $15.0 million, $15.0 million, and $6.2 million, respectively, due under our Term Credit Facility and Previous Credit Facility, respectively, and during 2012 we drew down a total of $133.0 million on our Revolving Credit Facility and repaid $51.0 million on the Revolving Credit Facility during 2012. The outstanding balance of $82.0 million at December 31, 2012 was to used fund the acquisitions of ECSI and Ovation. See “— Credit Facilities” for more details. Cash flow provided by financing activities for 2010 included the $53.0 million of proceeds from the loans we obtained from our Sponsor Banks to use in funding the February 18, 2010 settlement with Visa (see “— Processing System Intrusion” for more detail).
Cash used in financing activities in 2012 and 2011 included cash used for common stock repurchases. See “ —Common Stock Repurchases” for more information on our common stock repurchase authorizations. We used $103.8 million of cash to repurchase 3,634,044 shares of our common stock during 2012 and $16.4 million of cash to repurchase 778,889 shares of our common stock during 2011. No common stock was repurchased during 2010. During 2012, 2011 and 2010, employees exercised stock options generating cash proceeds in the aggregate of $18.3 million, $9.7 million and $6.3 million, respectively, and tax benefits of $6.0 million, $3.5 million and $1.9 million, respectively.

Cash dividends paid in 2012 were $9.2 million, compared to $6.2 million and $1.5 million, respectively, in 2011 and 2010. See “— Dividends on Common Stock” for more information on our common stock dividends.
Credit Facilities. On November 24, 2010, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders who are a party to the Credit Agreement. Credit extended under the Credit Agreement is guaranteed by our subsidiaries and is secured by substantially all of our assets and the assets of our subsidiaries. The Credit Agreement amended and restated in its entirety the previous amended and restated credit agreement entered into on May 30, 2008, as amended (the "Previous Credit Agreement"), between us and certain of the parties to the Credit Agreement.

The Credit Agreement provides for a revolving credit facility, as subsequently amended and increased, in the aggregate amount of up to $140 million (the “Revolving Credit Facility”), of which up to $10 million may be used for the issuance of letters of credit and up to $5 million is available for swing line loans. As originally structured, the Revolving Credit Facility provided for $50 million plus, upon the prior approval of the administrative agent, an increase to the total revolving commitments of $50 million for a total commitment under the Revolving Credit Facility of $100 million. On July 20, 2012, we entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. The Amendment amended the Credit Agreement by, among other things, allowing us to increase the total Revolving Credit Facility commitments from $100 million to $150 million upon the prior approval of the administrative agent. On December 12, 2012, we entered into the Revolving Credit Commitment Increase Agreement (the “Increase Agreement”) with the lenders under the Credit Agreement to increase the total available commitment under the facilities revolving credit facility by $90 million. The Revolving Credit Facility is available to us on a revolving basis until November 24, 2015. All principal and interest not previously paid on the Revolving Credit Facility will mature and be due and payable on November 24, 2015.

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
The Credit Agreement contains covenants which include: maintenance of certain leverage and fixed charge coverage ratios; limitations on our indebtedness, liens on our properties and assets, investments in, and loans to other business units, our ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to certain of our subsidiaries. We were in compliance with these covenants as of December 31, 2012 and expect we will remain in compliance with these covenants for at least the next twelve months.

A condition of the January 7, 2010 Settlement Agreement with Visa was for us to obtain a loan of at least $53.0 million from KeyBank and Heartland Bank, the proceeds of which were to be used to fund the settlement amount. See “- Processing System Intrusion” for more detail. On February 18, 2010, we entered into the Bridge Loan Agreement with KeyBank, as administrative agent, and KeyBank and Heartland Bank as bridge lenders. On that date, KeyBank made a bridge loan to us in the amount of $20.0 million and Heartland Bank made a bridge loan to in the amount of $8.0 million. The maturity date of the Bridge Loan was scheduled for February 17, 2011. On February 18, 2010, we entered into the Commitment Increase Agreement with KeyBank as one of the lenders under the Previous Credit Agreement to increase the total commitment under that facility's revolving credit facility by $25.0 million. The proceeds of the Bridge Loan ($28.0 million) and the Increased Credit Commitment ($25.0 million), together with a portion of our cash reserves, were used to fund the settlement with Visa, which was consummated on February 18, 2010 for $58.6 million.
In conjunction with the November 24, 2010 closing of the Credit Agreement, we borrowed $15.2 million under the Revolving Credit Facility and $100.0 million under the Term Credit Facility and repaid amounts previously borrowed and outstanding under the Previous Credit Agreement, the Increased Credit Commitment, and the Bridge Loan. Additionally, we borrowed $8.0 million under the Revolving Credit Facility at December 31, 2010 to fund the acquisition of Lunchbox. The Company repaid that $8.0 million and the remaining $15.2 million in the year ended December 31, 2011. During the fourth quarter of 2012, we borrowed $82.0 million under the Revolving Credit Facility to fund the acquisitions of ECSI and Ovation.
At December 31, 2012, there was $70.0 million outstanding under the Term Credit Facility and $82.0 million outstanding under the Revolving Credit Facility.

At December 31, 2011, there was $85.0 million outstanding under the Term Credit Facility and no borrowings outstanding under the Revolving Credit Facility.

Common Stock Repurchases. On October 21, 2011, the Company's Board of Directors authorized the repurchase of up to $50 million worth of the Company's outstanding common stock. Repurchases under this program were completed as of June 4, 2012. On July 27, 2012, the Company's Board of Directors authorized a second program to repurchase up to $50 million of the Company's outstanding common stock. Repurchases under this program were completed as of October 24, 2012. On November 2, 2012, the Company's Board of Directors authorized a new program to repurchase up to $50 million of the Company's outstanding common stock. Repurchases under these programs were made through the open market in accordance with applicable laws and regulations. The Company funded repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including the proceeds of options exercises. At December 31, 2012, the Company had $29.8 million remaining under the November 2, 2012 authorization to repurchase its common stock. No common stock was repurchased during the year ended December 31, 2010. A summary of repurchase activity under these authorizations is as follows:

	Repurchase Programs by Authorization Date
Activity For the Year ended December 31, 2012	October 2011	July 2012	November 2012	Total 2012
Shares repurchased	1,157,440	1,760,804	715,800	3,634,044
Cost of shares repurchased (in thousands)	$33,172	$50,000	$20,187	$103,359
Average cost per share	$28.66	$28.40	$28.20	$28.44
Remaining authorization	—	—	$29,813	$29,813

Activity For the Year ended December 31, 2011	October 2011			Total 2011
Shares repurchased	778,889			778,889
Cost of shares repurchased (in thousands)	$16,828			$16,828
Average cost per share	$21.61			$21.61

Repurchases were made in accordance with applicable securities laws in the open market or in privately negotiated transactions. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

Dividends on Common Stock.	During the years ended December 31, 2012, 2011 and 2010, our Board of Directors
declared the following quarterly cash dividends on common stock:
Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Twelve Months Ended December 31, 2012
February 8, 2012	March 2, 2012	March 15, 2012	$0.06
May 1, 2012	May 24, 2012	June 15, 2012	$0.06
July 27, 2012	August 24, 2012	September 14, 2012	$0.06
November 1, 2012	November 23, 2012	December 14, 2012	$0.06

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Twelve Months Ended December 31, 2011
February 16, 2011	March 4, 2011	March 15, 2011	$0.04
May 13, 2011	May 24, 2011	June 15, 2011	$0.04
August 2, 2011	August 24, 2011	September 15, 2011	$0.04
October 21, 2011	November 24, 2011	December 15, 2011	$0.04
Twelve Months Ended December 31, 2010
February 18, 2010	March 5, 2010	March 15, 2010	$0.01
May 4, 2010	May 25, 2010	June 15, 2010	$0.01
August 3, 2010	August 25, 2010	September 15, 2010	$0.01
November 2, 2010	November 23, 2010	December 15, 2010	$0.01

On February 7, 2013, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable on March 15, 2013 to stockholders of record as of March 4, 2013.

Contractual Obligations. The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we must do so. As the majority of our SME transactions involve the delivery of the product or service at the time of the transaction, a good basis to estimate our exposure to chargebacks is the last four months' bankcard processing volume on our SME portfolio, which was $23.5 billion for the four months ended December 31, 2012 and $22.3 billion for the four months ended December 31, 2011. However, during the four months ended December 31, 2012 and December 31, 2011, we were presented with $11.8 million and $12.2 million, respectively, of chargebacks by issuing banks. In 2012, 2011 and 2010, we incurred merchant credit losses of $2.0 million, $5.1 million and $9.1 million, respectively, on total SME bankcard dollar volumes processed of $71.7 billion, $67.5 billion and $63.1 billion respectively. These credit losses are included in processing and servicing expense in our Consolidated Statement of Income.
During the fourth quarter of 2010, we converted Network Services' settled transactions from a third party processor and began settling Network Services Merchant accounts, and processing chargebacks originating from these merchants, on Passport. Prior to this, these chargebacks were processed and carried by the third-party processor. Chargeback losses originating from Network Services' bankcard processing on Passport during 2012 were immaterial.

The following table reflects our significant contractual obligations as of December 31, 2012:
	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$17,615	$7,151	$9,771	$693	$—
Telecommunications providers	12,526	5,072	7,454	—	—
Facility and equipment leases	37,997	9,518	12,062	6,178	10,239
Term Credit Facility (b)	70,000	20,000	50,000	—	—
	$138,138	$41,741	$79,287	$6,871	$10,239

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

(b)
Interest rates on the Term Credit Facility are variable in nature; however, in January 2011 we entered into fixed-pay amortizing interest rate swaps having a remaining notional amount at December 31, 2012 of $35.0 million. If interest rates were to remain at the December 31, 2012 level, we would make interest payments of $2.1 million in the next year and $2.0 million in the next 1 to 3 years or a total of $4.1 million including net settlements on the fixed-pay amortizing interest rate swaps. In addition, we had 82.0 million outstanding under our Revolving Credit Facility at December 31, 2012. The Revolving Credit Facility is available on a revolving basis until November 24, 2015.

Unrecognized Tax Benefits. At December 31, 2012, we had gross tax-effected unrecognized tax benefits of approximately $3.1 million. See “— Critical Accounting Estimates — Income Taxes.” As of December 31, 2012 we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

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

Legal and Regulatory Considerations

Processing System Intrusion Legal Proceedings
To date, we have had several lawsuits filed against us and additional lawsuits may be filed. These include lawsuits which assert claims against us by banks that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion (including various putative class actions seeking to represent all financial institutions that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion), seeking damages allegedly arising out of the Processing System Intrusion and other related relief. The actions generally assert various common-law claims such as claims for negligence and breach of contract, as well as, in some cases, statutory claims such as violation of the Fair Credit Reporting Act, state data breach notification statutes, and state unfair and deceptive practices statutes. The putative financial institution class actions seek compensatory damages, including recovery of the cost of issuance of replacement cards and losses by reason of unauthorized transactions, as well as injunctive relief, attorneys' fees and costs.
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
On September 23, 2009, the financial institution plaintiffs filed a Master Complaint in the MDL proceedings, which we moved to dismiss on October 23, 2009. On December 1, 2011, the Court entered an order granting in part our motion to dismiss the financial institution plaintiffs' master complaint against us, but allowing the plaintiffs leave to amend to re-plead certain claims. Plaintiffs elected not to file an amended complaint. The parties then jointly moved for the entry of final judgment on those claims in the master complaint that the Court had dismissed. On August 16, 2012, the Court entered final judgment on the dismissed claims and, on September 17, 2012, Plaintiffs filed a notice of appeal from that final judgment to the United States Court of Appeals for the Fifth Circuit. On September 12, 2012, Plaintiffs stipulated to dismissal with prejudice of the remaining claims pending before the District Court. Briefing on Plaintiffs' appeal was complete on February 8, 2013.
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
On January 19, 2010, financial institution plaintiffs, including certain of the named plaintiffs in the MDL proceedings, commenced an action against our sponsor banks in the United States District Court for the Southern District of Texas, captioned Lonestar National Bank, N.A. et al. v. KeyBank NA, et al., Civ. No. 4:10-cv-00171. This action against our sponsor banks asserts common-law claims similar to those asserted against us, and likewise seeks to represent all financial institutions that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion. On March 4, 2010, this action was transferred to the judge overseeing the MDL proceedings. On April 9, 2010, our sponsor banks moved to dismiss the complaint. On March 31, 2011, the Court entered an order granting the sponsor banks' motions to dismiss the complaint and invited additional briefing on the effect of the Court's order on our pending motion to dismiss. On April 18, 2011, in accordance with its order dismissing the claims against Heartland Bank for lack of personal jurisdiction, the court transferred the action against Heartland Bank to the United States District Court for the Eastern District of Missouri. Heartland Bank filed a notice with the Judicial Panel on Multidistrict Litigation on July 27, 2011 designating the transferred action as a potential tag-along action to the MDL proceedings. On August 11, 2011, the action was centralized with the MDL proceedings. On August 14, 2012, Plaintiffs stipulated to dismissal of the claims against Heartland Bank. The sponsor banks could seek indemnification from us in regard to the claims asserted in this action.
Although we intend to defend the lawsuits and inquiries described above vigorously, we cannot predict the outcome of such lawsuits and inquiries.
Since our announcement of the Processing System Intrusion on January 20, 2009 and through December 31, 2012, we have expensed a total of $147.6 million, before reducing those charges by $31.2 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, related to settlements of claims. Approximately $32.9 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services. In 2009 and 2010, we had entered into settlements with the bankcard networks for various claims and disputes related to the Processing System Intrusion. See “—Liquidity and Capital Resources —Settlements of Claims Related to the Processing System Intrusion” for a discussion of these settlements.
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

We have interest rate risk related to our payable to our sponsor banks. Within our amount payable to our sponsor banks are balances which our sponsor banks have advanced to our SME merchants for interchange fees. Historically, these advances to our SME merchants were funded first with our available cash, then by incurring a payable to our sponsor banks when that cash has been expended. Beginning in the fourth quarter of 2012, these merchant advances are first funded from settlement cash received from bankcard networks when receipt of that settlement cash precedes the funding obligation to the SME merchant. At December 31, 2012, our payable to sponsor banks included $36.3 million for funding interchange advances to our SME merchants. This payable is repaid on the first business day of the following month out of fees collected from our merchants. During the quarter ended December 31, 2012 the average daily interest-bearing balance of that payable was approximately $5.3 million. A hypothetical 100 basis point change in short-term interest rates applied to our average payable to sponsor banks would result in a change of approximately $53,000 in annual pre-tax income.

We also incur interest rate risk on borrowings under our Credit Agreement. The Credit Agreement provides for a Revolving Credit Facility of $140.0 million and a Term Credit Facility of $100.0 million. At December 31, 2012, there was $70.0 million outstanding under the Term Credit Facility and $82.0 million outstanding under the Revolving Credit Facility. The Term Credit Facility requires amortization payments in the amount of $3.75 million for each fiscal quarter during the fiscal years ended December 31, 2011 and 2012, $5.0 million for each fiscal quarter during the fiscal years ended December 31, 2013 and 2014, and $7.5 million for each fiscal quarter during the period commencing on January 1, 2015 through the maturity date on November 24, 2015. Under the terms of the Credit Agreement, we may borrow, at our option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1%, in each case plus a margin determined by our current leverage ratio. In January 2011, we entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50.0 million on the variable rate debt outstanding under the Term Credit Facility. These interest rate swaps convert that initial notional amount to a fixed rate. At December 31, 2012, the remaining notional amount of these interest rate swaps was $35.0 million. The impact which a hypothetical 100 basis point increase in short-term interest rates would have on our outstanding December 31, 2012 balances under the Credit Agreement would be a decline of approximately $1.2 million in annual pre-tax income, including the effect from interest rate swaps.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities within three years. At December 31, 2012, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $79,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $24,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $79,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $24,000.

Foreign Currency Risk. While substantially all of our business is conducted in U.S. dollars, our 70% owned Canadian processing subsidiary, CPOS, conducts its operations in Canadian dollars. Consequently, a portion of CPOS' revenues and expenses, which are reflected in Income from Discontinued Operations in the Consolidated Statements of Income, may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities, which are reflected in assets held for sale and liabilities related to assets held for sale on our Consolidated Balance Sheets, related to our CPOS subsidiary. We have not hedged our translation risk on foreign currency exposure. For the year ended December 31, 2012, foreign currency exposures had an immaterial impact on our revenues and our net income. For 2012, fluctuations in exchange rates on CPOS' assets and liabilities increased our total other comprehensive income and noncontrolling interests by $0.3 million.

We do not hold or engage in the trading of foreign exchange instruments.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by us as of the specified effective date.

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

In December 2011, the FASB issued an accounting standard update on disclosures about offsetting financial assets and liabilities. This guidance requires entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on the entity's financial position. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either
(i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. The update is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The implementation of this update is not expected to have a material effect on the Company's Consolidated Financial Statements.

In July 2012, the FASB issued an accounting standard update on testing indefinite-lived intangible assets for impairment. This guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The Company has not early adopted this update and is currently evaluating the impact on the Company's consolidated financial statements.

In February 2013, the FASB issued an accounting standard update which addresses reporting reclassifications out of accumulated other comprehensive income. The amendments in this update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective for annual reporting periods beginning after December 15, 2012.  The Company is currently evaluating the impact of this update on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Heartland Payment Systems, Inc.

We have audited the accompanying consolidated balance sheets of Heartland Payment Systems, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Heartland Payment Systems, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Heartland Payment Systems, Inc.

We have audited the internal control over financial reporting of Heartland Payment Systems, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 1, 2013

Heartland Payment Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
Assets	2012	2011
Current assets:
Cash and cash equivalents	$48,440	$37,882
Funds held for customers	131,405	42,511
Receivables, net	180,448	175,822
Investments held to maturity	1,199	1,195
Inventory	9,694	11,046
Prepaid expenses	10,421	9,478
Current deferred tax assets, net	10,475	6,746
Assets held for sale	17,044	15,093
Total current assets	409,126	299,773
Capitalized customer acquisition costs, net	56,425	55,014
Property and equipment, net	125,031	115,039
Goodwill	168,062	94,255
Intangible assets, net	53,594	32,159
Deposits and other assets, net	1,176	681
Total assets	$813,414	$596,921

Liabilities and Equity
Current liabilities:
Due to sponsor banks	$37,586	$63,881
Accounts payable	64,065	46,715
Customer fund deposits	131,405	42,511
Processing liabilities	95,273	30,675
Current portion of borrowings	102,001	15,003
Current portion of accrued buyout liability	10,478	8,104
Accrued expenses and other liabilities	47,817	49,764
Current tax liabilities	4,323	1,068
Liabilities related to assets held for sale	1,672	2,186
Total current liabilities	494,620	259,907
Deferred tax liabilities, net	29,632	21,589
Reserve for unrecognized tax benefits	3,069	1,819
Long-term portion of borrowings	50,000	70,000
Long-term portion of accrued buyout liability	24,932	23,554
Total liabilities	602,253	376,869
Commitments and contingencies (Note 17)	—	—

Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 37,571,708 and 39,626,846 shares issued at December 31, 2012 and 2011; 36,855,908 and 38,847,957 outstanding at December 31, 2012 and 2011	38	39
Additional paid-in capital	222,705	207,643
Accumulated other comprehensive loss	(399)	(680)
Retained earnings	7,629	29,236
Treasury stock, at cost (715,800 and 778,889 shares at December 31, 2012 and 2011)	(20,187)	(16,828)
Total stockholders’ equity	209,786	219,410
Noncontrolling interests	1,375	642
Total equity	211,161	220,052
Total liabilities and equity	$813,414	$596,921

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010

Total revenues	$2,013,436	$1,985,577	$1,855,839
Costs of services:
Interchange	1,284,038	1,359,448	1,299,631
Dues, assessments and fees	199,503	155,233	119,834
Processing and servicing	216,863	208,542	225,802
Customer acquisition costs	43,547	46,140	50,415
Depreciation and amortization	19,750	14,368	14,653
Total costs of services	1,763,701	1,783,731	1,710,335
General and administrative	139,934	125,765	99,912
Total expenses	1,903,635	1,909,496	1,810,247
Income from operations	109,801	76,081	45,592
Other income (expense):
Interest income	201	142	134
Interest expense	(3,446)	(4,122)	(4,778)
(Provision for) recovery of processing system intrusion costs	(563)	(1,012)	14,138
Gain on Investment	—	—	25
Other, net	(949)	(1,550)	47
Total other (expense) income	(4,757)	(6,542)	9,566
Income from continuing operations before income taxes	105,044	69,539	55,158
Provision for income taxes	40,691	26,551	20,975
Net income from continuing operations	64,353	42,988	34,183
Income from discontinued operations, net of income tax of $803, $575 and $160	2,185	1,359	477
Net income	66,538	44,347	34,660
Less: Net income attributable to noncontrolling interests	649	408	123
Net income attributable to Heartland	$65,889	$43,939	$34,537

Amounts Attributable to Heartland:
Net income from continuing operations	$64,353	$42,988	$34,183
Income from discontinued operations, net of income tax and non-controlling interests	1,536	951	354
Net income attributable to Heartland	$65,889	$43,939	$34,537

Basic earnings per share:
Income from continuing operations	$1.67	$1.10	$0.90
Income from discontinued operations	0.04	0.03	0.01
Basic earnings per share	$1.71	$1.13	$0.91

Diluted earnings per share:
Income from continuing operations	$1.60	$1.07	$0.87
Income from discontinued operations	0.04	0.02	0.01
Diluted earnings per share	$1.64	$1.09	$0.88

Weighted average number of common shares outstanding:
Basic	38,468	38,931	37,994
Diluted	40,058	40,233	39,310

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2012	2011	2010

Net income	$66,538	$44,347	$34,660
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of income tax of $21, ($4) and $30	33	(5)	46
Unrealized gains (losses) on derivative financial instruments, net of tax of $29 and ($341)	51	(556)	—
Foreign currency translation adjustment	281	(223)	501
Comprehensive income	66,903	43,563	35,207
Less: Net income attributable to noncontrolling interests	733	341	87
Comprehensive income attributable to Heartland	$66,170	$43,222	$35,120

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Consolidated Statements of Equity
(In thousands)

	Heartland Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares	Amount

Balance, January 1, 2010	37,524	$38	$171,736	$(546)	$(41,487)	—	$214	$129,955
Issuance of common stock– options exercised	835	—	6,303	—	—	—	—	6,303
Issuance of common stock – RSU’s vested	56	—	(555)	—	—	—	—	(555)
Excess tax benefit on employee share-based compensation	—	—	1,910	—	—	—	—	1,910
Share-based compensation	—	—	6,295	—	—	—	—	6,295
Other comprehensive income	—	—	—	583	—	—	(36)	547
Dividends on common stock ($0.04 per share)	—	—	—	—	(1,521)	—	—	(1,521)
Net income for the year	—	—	—	—	34,537	—	123	34,660
Balance, December 31, 2010	38,415	$38	$185,689	$37	$(8,471)	$—	$301	$177,594
Issuance of common stock– options exercised	1,134	1	9,684	—	—	—	—	9,685
Issuance of common stock – RSU’s vested	78	—	(732)	—	—	—	—	(732)
Excess tax benefit on employee share-based compensation	—	—	3,454	—	—	—	—	3,454
Repurchase of common stock	(779)	—	—	—	—	(16,828)	—	(16,828)
Share-based compensation	—	—	9,548	—	—	—	—	9,548
Other comprehensive (loss)	—	—	—	(717)	—	—	(67)	(784)
Dividends on common stock ($0.16 per share)	—	—	—	—	(6,232)	—	—	(6,232)
Net income for the year	—	—	—	—	43,939	—	408	44,347
Balance, December 31, 2011	38,848	$39	$207,643	$(680)	$29,236	$(16,828)	$642	$220,052
Issuance of common stock– options exercised	1,522	2	18,301	—	—	—	—	18,303
Issuance of common stock – RSU’s vested	120	—	(1,641)	—	—	—	—	(1,641)
Excess tax benefit on employee share-based compensation	—	—	5,954	—	—	—	—	5,954
Repurchase of common stock	(3,634)	—	—	—	—	(103,359)	—	(103,359)
Retirement of treasury stock	—	(3)	(21,739)	—	(78,258)	100,000	—	—
Share-based compensation	—	—	14,187	—	—	—	—	14,187
Other comprehensive income	—	—	—	281	—	—	84	365
Dividends on common stock ($0.24 per share)	—	—	—	—	(9,238)	—	—	(9,238)
Net income for the year	—	—	—	—	65,889	—	649	66,538
Balance, December 31, 2012	36,856	$38	$222,705	$(399)	$7,629	$(20,187)	$1,375	$211,161

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$66,538	$44,347	$34,660
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	45,125	47,188	53,997
Other depreciation and amortization	28,213	27,837	26,020
Addition to loss reserves	2,595	6,011	9,985
Provision for doubtful receivables	1,043	2,423	1,329
Deferred taxes	5,136	778	35,730
Share-based compensation	14,187	9,548	6,295
Gain on Investment	—	—	(25)
Write downs on fixed assets and system development costs	1,066	129	1,014
Other	—	1,915	509
Changes in operating assets and liabilities:
Increase in receivables	(665)	(1,409)	(27,084)
Decrease (increase) in inventory	1,460	(194)	1,331
Payment of signing bonuses, net	(29,320)	(29,035)	(26,495)
Increase in capitalized customer acquisition costs	(17,216)	(14,276)	(14,715)
(Increase) decrease in prepaid expenses	(612)	(1,677)	1,162
Decrease (increase) in current tax assets	9,118	23,522	(481)
(Increase) decrease in deposits and other assets	(451)	(65)	1,118
Excess tax benefits on employee share-based compensation	(5,954)	(3,454)	(1,910)
Increase (decrease) in reserve for unrecognized tax benefits	1,251	510	(82)
Decrease in due to sponsor banks	(26,295)	(8,692)	(7,433)
Increase in accounts payable	11,840	3,779	8,368
Decrease in accrued expenses and other liabilities	(964)	(755)	(4,808)
Increase (decrease) in processing liabilities	61,993	(4,104)	(8,459)
Decrease in reserve for processing system intrusion	—	(8)	(98,294)
Payouts of accrued buyout liability	(11,886)	(10,380)	(25,209)
Increase in accrued buyout liability	15,638	13,228	11,133
Net cash provided by (used in) operating activities	171,840	107,166	(22,344)
Cash flows from investing activities
Purchase of investments held to maturity	(6,556)	(3,781)	(1,452)
Maturities of investments held to maturity	4,714	2,934	1,397
Proceeds from sale of securities	—	—	161
Increase in funds held for customers	(88,839)	(6,163)	(6,916)
Increase in customer fund deposits	88,893	5,988	6,856
Acquisitions of businesses, net of cash acquired	(103,470)	(23,165)	(7,904)
Purchases of property and equipment	(34,549)	(36,543)	(23,279)
Net cash used in investing activities	(139,807)	(60,730)	(31,137)
Cash flows from financing activities
Proceeds from borrowings	133,000	—	176,200
Principal payments on borrowings	(66,003)	(38,287)	(119,880)
Proceeds from exercise of stock options	18,303	9,685	6,303
Excess tax benefits on employee share-based compensation	5,954	3,454	1,910
Repurchases of common stock	(103,774)	(16,414)	—
Dividends paid on common stock	(9,238)	(6,232)	(1,521)
Net cash (used in) provided by financing activities	(21,758)	(47,794)	63,012

Net increase (decrease) in cash	10,275	(1,358)	9,531
Effect of exchange rates on cash	5	(70)	85
Cash at beginning of year	40,301	41,729	32,113
Cash at end of year	$50,581	$40,301	$41,729

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$2,991	$3,783	$4,495
Income taxes	25,832	2,349	(14,042)
See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements

1. Organization and Operations

Basis of Financial Statement Presentation— The accompanying consolidated financial statements include those of Heartland Payment Systems, Inc. (the “Company,” “we,” “us,” or “our”) and its wholly-owned subsidiaries, Heartland Payroll Company (“HPC”), Ovation Payroll, Inc. ("Ovation"), Educational Computer Systems, Inc. ("ECSI"), Debitek, Inc. (“Debitek”) and Heartland Acquisition LLC (“Network Services”), and its 70% owned subsidiary Collective POS Solutions Ltd. (“CPOS”). As discussed in Note 2, Subsequent Events, the Company entered into an agreement during the fourth quarter of 2012 to sell CPOS.  The transaction was settled on January 31, 2013 and the Company expects to record a gain on the sale in the first quarter of 2013.The Company presented CPOS as a discontinued operation in the accompanying consolidated financial statements. See Note 20, Discontinued Operation for more detail. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.

Business Description—The Company’s principal business is to provide payment processing services related to bankcard transactions for merchants throughout the United States, and until January 31, 2013 in Canada (See Note 2, Subsequent Events). In addition, the Company provides certain other merchant services, including the sale and rental of terminal equipment, sale of terminal supplies and loyalty and gift card marketing solutions ("Heartland Marketing Solutions"). The Company provides K to 12 school solutions ("Heartland School Solutions") in the United States including school nutrition and point-of-sale and payment solutions. HPC and Ovation provide payroll and related tax filing services throughout the United States. Debitek provides campus payment solutions ("Campus Solutions"), prepaid card and stored-value card payment solutions throughout the United States and Canada. ECSI also provides Campus Solutions, including higher education loan services, throughout the United States. CPOS, which was sold in a transaction settled on January 31, 2013, is a Canadian provider of payment processing services and secure point-of-sale solutions. See Note 20, Discontinued Operation for more detail.

Over 73% of the Company's revenue is derived from processing and settling Visa and MasterCard bankcard transactions for its merchant customers. Because the Company is not a ''member bank'' as defined by Visa and MasterCard, in order to process and settle these bankcard transactions for its merchants, the Company has entered into sponsorship agreements with member banks. Visa and MasterCard rules restrict the Company from performing funds settlement or accessing merchant settlement funds and require that these funds be in the possession of the member bank until the merchant is funded. A sponsorship agreement permits the Company to route Visa and MasterCard bankcard transactions under the member bank's control and identification numbers to clear credit and signature debit bankcard transactions through Visa and MasterCard. A sponsorship agreement also enables the Company to settle funds between cardholders and merchants by delivering funding files to the member bank, which in turn transfers settlement funds to the merchants' bank accounts. These restrictions place the settlement assets and obligations under the control of the member bank.

The sponsorship agreements with the member banks require, among other things, that the Company abide by the by-laws and regulations of the Visa and MasterCard networks, and certain of the sponsor banks require a certificate of deposit or a cash balance in a deposit account. If the Company breaches a sponsorship agreement, the sponsor banks may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative sponsor bank. The Company is dependent on its sponsor banks, Visa and MasterCard for notification of any compliance breaches. As of December 31, 2012, the Company has not been notified of any such issues by its sponsor banks, Visa or MasterCard.

At December 31, 2012, the Company was party to four bank sponsorship agreements.

•
On February 8, 2012, the Company entered into a sponsorship agreement with Wells Fargo Bank, N.A.("WFB"). The WFB sponsorship agreement will be in effect until February 8, 2016 and will automatically renew for successive 3 year periods unless either party provides six months written notice of non-renewal to the other party. Processing for small and mid-sized merchants (referred to as "Small and Midsized Enterprises," or “SME merchants”) under the WFB sponsorship commenced in August 2012, when that activity was transferred from its previous sponsor, KeyBank, National Association.

•	In November 2009, the Company entered into a sponsorship agreement with The Bancorp Bank to sponsor

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

processing for the Company's Network Services' Merchants. The agreement with The Bancorp Bank expires in November 2014.

•
On March 24, 2011, the Company entered into a sponsorship agreement with Barclays Bank Delaware to sponsor processing for certain of the Company's large national merchants. The agreement with Barclays Bank Delaware expires in March 2016 with an automatic one year renewal.

•
In 2007, the Company entered into a sponsorship agreement with Heartland Bank, an unrelated third party, to sponsor SME merchant processing. The agreement with Heartland Bank has been renewed through September 2013. The Agreement continues for successive 3-year terms unless terminated by either party with 180 days prior written notice. Should Heartland Bank opt to terminate, the Company believes it has reasonable alternatives available to secure continuing sponsorship for these merchants' processing transactions.

Following is a breakout of the Company’s total Visa and MasterCard settled bankcard processing volume for the month ending December 31, 2012 by percentage processed under its individual bank sponsorship agreements:

% of December 2012
Sponsor Bank	Bankcard Processing Volume
Wells Fargo Bank, N.A.	66%
The Bancorp Bank	15%
Barclays Bank Delaware	12%
Heartland Bank	7%

The Company also provides card transaction processing for DFS Services, LLC ("Discover") and is designated as an acquirer by Discover. The agreement with Discover allows the Company to acquire, process and fund transactions directly through Discover's network without the need of a bank sponsor. The Company processes Discover transactions similarly to how it processes Visa and MasterCard transactions. The Company must comply with Discover acquirer operating regulations and it uses its sponsor banks to assist in funding its merchants' Discover transactions.

Under a sales and servicing program agreement with American Express Travel Related Services Company, Inc. ("American Express") the Company: (a) provides solicitation services by signing new-to-American Express merchants directly with American Express; (b) provides transactional support services on behalf of American Express to the Company's American Express accepting merchants; and (c) provides processing, settlement, customer support and reporting to merchants, similar to the services provided for the merchants' Visa, MasterCard and Discover transactions.

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

Since its announcement of the Processing System Intrusion on January 20, 2009 and through December 31, 2012, the Company has expensed a total of $147.6 million, before reducing those charges by $31.2 million of total insurance recoveries. The majority of the total charges of approximately $114.7 million relates to settlements of claims. Approximately $32.9 million of the total charges were for legal fees and costs the Company incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

The following table summarizes the Provision for Processing System Intrusion, which the Company recorded for settlement accruals, legal fees and costs it incurred for defending various claims and actions associated with the Processing System Intrusion, and amounts it recovered from insurance providers for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(In millions, except per share data)
Charges for settlement accruals, legal fees and costs	$(0.6)	$(1.0)	$(13.1)
Insurance recoveries	—	—	27.2
(Provision for) recovery of processing system intrusion costs	$(0.6)	$(1.0)	$14.1
Per share	$(0.01)	$(0.02)	$0.22

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

During the year ended December 31, 2010, the Company settled the following claims and disputes related to the Processing System Intrusion:

•
On January 7, 2010, the Company entered into a settlement agreement with Heartland Bank, KeyBank National Association (“KeyBank,” and, together with Heartland Bank, the “Sponsor Banks”), and Visa U.S.A. Inc., Visa International Service Association and Visa Inc. (collectively, “Visa”) to resolve potential claims and other disputes among the Company, the Sponsor Banks and Visa with respect to the potential rights and claims of Visa and certain issuers of Visa-branded credit and debit cards related to the Processing System Intrusion (the “Visa Settlement Agreement”). After including a $780,000 credit for fines previously collected by Visa during 2009, the amount paid by the Company under the Visa Settlement Agreement was $59.3 million. The costs of this settlement were included in the Company's Provision for Processing System Intrusion on its `Consolidated Statement of Operations for the year ended December 31, 2009.

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

On February 18, 2010, the Company also entered into a Commitment Increase Agreement pursuant to the Amended and Restated Credit Agreement dated as of May 30, 2008 (the “Commitment Increase Agreement”) whereby KeyBank, as one of the lenders under the Amended and Restated Credit Agreement, agreed to increase its revolving credit commitment to the company under the Amended and Restated Credit Agreement by $25.0 million (the “Increased Credit Commitment”). See Note 10, Credit Facilities for additional terms of the Commitment Increase Agreement.

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

Working Capital— The Company's working capital, defined as current assets less current liabilities, was negative by $85.5 million at December 31, 2012 compared to positive working capital of $39.9 million at December 31, 2011. This change in working capital primarily reflects the Company borrowing $82.0 million under the Revolving Credit Facility to fund the acquisitions of ECSI and Ovation, using $103.4 million of operating cash during 2012 to repurchase 3,634,044 shares of the Company's common stock. See Note 10, Credit Facilities for information on the Company's Revolving Credit Facility and Note 12, Stockholders' Equity for information on common stock repurchases. The Company believes that its current cash and investment balances, cash generated from operations and our agreements with its sponsor banks to fund SME merchant advances will provide sufficient liquidity to meet its anticipated needs for operating capital for at least the next twelve months.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

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

Cash and Cash Equivalents— At December 31, 2012, cash included approximately $31.6 million of processing-related cash in transit and collateral, compared to approximately $28.0 million of processing-related cash in transit and collateral at December 31, 2011.

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

Historically, the Company funded these interchange advances to its SME merchants first with its available cash, then when that cash had been expended, by directing its sponsor banks to fund advances thereby incurring a payable to sponsor banks. In the fourth quarter of 2012, the Company accelerated the end-of-day presentment of transaction funding files to the bankcard networks resulting in its sponsor banks receiving settlement cash one day earlier and increasing funding obligations to its SME merchants, which are carried in processing liabilities. As a result, these merchant interchange advances/receivables are first funded from the accelerated settlement cash received from bankcard networks, then from the Company's available cash or incurring a payable to its sponsor banks. At December 31, 2012, the Company used $3.8 million of its available cash to fund merchant advances and at December 31, 2011, the Company used $40.0 million of its cash to fund merchant advances. The amount due to sponsor banks for funding advances was $36.3 million at December 31, 2012 and $45.2 million at December 31, 2011. The Company pays its sponsor banks the prime rate on these payables.The payable to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants. Receivables from merchants also include receivables from the sale of point of sale terminal equipment. Unlike the SME merchants, Network Services Merchants are invoiced monthly, on payment terms of 30 days net from date of invoicing.

Receivables also include amounts resulting from the pre-funding of Discover and American Express transactions to the Company's merchants as well as amounts due from Visa for PIN debit transactions and are due from the related bankcard networks. These amounts are recovered the next business day from the date of processing the transaction.

Receivables also include amounts resulting from the sale, installation, training and repair of payment system hardware and software for prepaid card and stored-value card payment systems, campus payment solutions, and Heartland School Solutions. These receivables are mostly invoiced on terms of 30 days net from date of invoicing.

Investments and Funds Held for Customers—Investments, including those carried on the Consolidated Balance Sheets as Funds held for customers, consist primarily of fixed income bond funds and certificates of deposit. Funds held for customers also include overnight bank deposits. The majority of investments carried in Funds held for customers are available-for-sale and recorded at fair value based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. In the event of a sale, cost is determined on a specific identification basis. At December 31, 2012, Funds held for customers included cash and cash equivalents of $130.2 million and investments available for sale of $1.2 million.

The asset Funds held for customers and the liability Customer fund deposits include: (i) amounts collected from customers prior to funding their payroll liabilities, as well as related tax and fiduciary liabilities for those customers, and (ii)

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

amounts collected by Campus Solutions in its capacity as loan servicer, which will be remitted to the customer/owner of the student loans the following month.

Inventories—Inventories consist of point-of-sale terminal equipment held for sale to merchants, prepaid card and cashless payment systems hardware for sale to end users, resellers and distributors, and campus payments solutions equipment for sale to end users. Inventories are valued at the lower of cost or market price. Cost is arrived at using the first-in, first-out method. Market price is estimated based on current sales of equipment.

Inventories also include purchased data encryption software licenses held for sale to merchants who acquire the Company's End-to-End Encryption Solution (“E3”) for processing bankcard transactions, or purchase the upgraded terminal and point-of-sale devices incorporating E3.

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

Management evaluates the capitalized customer acquisition costs for impairment on an annual basis by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations.

The Company believed that no impairment of capitalized customer acquisition costs had occurred as of December 31, 2012. At December 31, 2011, the Company recognized an impairment charge to net signing bonuses related to its decision to discontinue Express Funds, its remote deposit check capture product.

Property and Equipment—Property and equipment are carried at cost, net of accumulated depreciation. Depreciation for the Company's owned service center building in Jeffersonville, Indiana is computed straight-line over 39 years with depreciation on certain building improvements computed over 15 years. Depreciation is computed straight-line over periods ranging from 3 to 10 years for furniture and equipment. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

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

The Company capitalizes software development costs and amortizes such costs on a straight-line basis over an estimated useful life of 3 to 7 years. Research and development costs incurred prior to establishing technological feasibility are

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

charged to operations as such costs are incurred. Once technological feasibility is established, costs are capitalized until the software is placed in service.

Long-Lived Assets—The Company evaluates the potential for impairment when changes in circumstances indicate that undiscounted cash flows estimated to be generated by the related assets are less than the carrying amount. Management believed that no such changes in circumstances or impairment have occurred as of December 31, 2012. In 2011, the Company recognized a pre-tax impairment charge to long lived assets as a result of its decision to discontinue Express Funds, its remote deposit check capture product.

Goodwill— Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. The Company has recorded goodwill in connection with it acquisitions, including the 2011 and 2012 acquisitions of Comalex, mySchoolBucks, School-Link, Lunch Byte, Educational Computer Systems, and Ovation Payroll. Goodwill is tested for impairment at least annually and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of the reporting unit. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred.  Such changes may include, among others: a significant decline in expected future cash flows; a sustained decline in market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates.  The Company performs its annual goodwill impairment testing in the fourth quarter. The Company's evaluation indicated that no impairment exists as of December 31, 2012 or 2011. The fair value of each reporting unit exceeded the carrying value of each reporting unit as of December 31, 2012 and 2011. At December 31, 2012 and 2011, goodwill of $168.1 million and $94.3 million, respectively, was recorded on the Company's Consolidated Balance Sheets.

Accrued Expenses and Other Liabilities— Accrued expenses and other liabilities on the Consolidated
Balance Sheets includes deferred revenue of $13.0 million and $8.6 million at December 31, 2012 and 2011, respectively, which is primarily related to our Heartland School Solutions and Campus Solutions businesses.

Also included in accrued expenses and other liabilities at December 31, 2012 and 2011 is $7.3 million and $13.9 million, respectively, relating to the allocation of purchase price to an unfavorable processing contract associated with our September 30, 2011 acquisition of School-Link Technologies, Inc. During the years ended 2012 and 2011, we amortized $3.0 million and $0.7 million of this accrued liability against the cash processing costs paid under that contract. This amortization was included in Cost of services in our Consolidated Statements of Income.

Processing Liabilities—Processing liabilities result primarily from the Company's card processing activities. Prior to December 31, 2012, Processing liabilities also included funds in transit for Express Funds, the Company's remote deposit capture product which was discontinued.

Card processing liabilities primarily reflect funds in transit associated with differences arising between the amounts our sponsor banks receive from the bankcard networks and the amounts funded to the Company's merchants. Such differences arise from timing differences, interchange expense, merchant advances, merchant reserves and chargeback processing. These differences result in payables or receivables. If the settlement received from the bankcard networks precedes the funding obligation to the merchant, the Company records a processing liability. Conversely, if funding to the merchant precedes the settlement from the bankcard networks, the Company records a receivable from the bankcard network. In addition, certain bankcard networks limit the Company from accessing merchant settlement funds and require that these funds be controlled by the Company's sponsor banks. The amounts are generally collected or paid the following business day.

Chargebacks periodically arise due to disputes between a cardholder and a merchant resulting from the cardholder's dissatisfaction with merchandise quality or the merchant's service, and the disputes may not always be resolved in the merchant's favor. In some of these cases, the transaction is ''charged back'' to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, the Company is liable for the full amount of the transaction. The Company's obligation to stand ready to perform is minimal. The Company maintains a deposit or the pledge of a letter of credit from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. The Company evaluates its ultimate risk and records an estimate of potential loss for chargebacks related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to recent bankcard processing volume levels. The Company believes that the liability recorded as loss reserves approximates fair value.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

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

The classification of the accrued buyout liability between current and non-current liabilities on the Consolidated Balance Sheets is based upon the Company's estimate of the amount of the accrued buyout liability that it reasonably expects to pay over the next twelve months. This estimate is developed by calculating the cumulative annual average percentage that total historical buyout payments represent of the accrued buyout liability. That percentage is applied to the period-end accrued buyout liability to determine the current portion.

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

Equipment-related revenue includes revenues from the sale, rental and deployment of bankcard terminals, and from the sale of hardware, software and associated services for prepaid card and stored-value card payment systems, and from the sale of hardware, software and associated services for campus and K to 12 payment solutions. Revenues are recorded at the time of shipment, or the provision of service.

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

In 2012, other income (expense) includes:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

•	Pre-tax charges of $0.9 million primarily due to write downs of capitalized information technology development projects.

•	Pre-tax charges of $0.6 million related to the Provision for Processing System Intrusion costs. See Note 1, Processing System Intrusion for more detail.

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

In 2010, other income (expense) includes:

•
A net pre-tax recovery of $14.1 million, or $0.22 per share related to the Provision for Processing System Intrusion. During 2010, the Company recovered from its insurance providers approximately $27.2 million of the costs it incurred for the Processing System Intrusion and expensed approximately $13.1 million for accruals, legal fees and costs it incurred for defending various claims and actions. See Note 1, Processing System Intrusion for more detail.

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

In the fourth quarter 2012, the Company entered into an agreement to sell CPOS. Because the Company will no longer be indefinitely reinvesting undistributed earnings of CPOS, the Company recognized income tax expense net of foreign tax credits, of $0.4 million in 2012 on the Company's 70% portion of the CPOS cumulative undistributed earnings at December 31, 2012. See Note 13, Income Taxes and Note 20, Discontinued Operation, for more detail.

Share–Based Compensation—The Company expenses employee share-based payments under the fair value method. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

Excess tax benefits are generated when employees exercise non-qualified stock options, make disqualifying dispositions of shares acquired through their exercise of incentive stock options and vest in restricted share units.
These excess tax benefits are reported as a financing cash inflow rather than a reduction of taxes paid, which is included within operating cash flows.  Accordingly, cash provided by operating activities decreased and cash provided by financing activities increased by $6.0 million in 2012, $3.5 million in 2011 and $1.9 million in 2010 related to excess tax benefits from stock-based awards.

Diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 were computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options and vesting of Restricted Share Units, where dilutive.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

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

	December 31, 2012	December 31, 2011
	(In thousands)
Notional value	$35,000	$42,500
Fair value (a)	(817)	(897)
Deferred tax benefit	313	341
(a) Recorded as a liability in accrued expenses and other liabilities

Foreign Currency—The Canadian dollar is the functional currency of CPOS, which operates in Canada. CPOS' revenues and expenses are translated at the average exchange rates prevailing during the period. The foreign currency assets and liabilities of CPOS are translated at the period-end rate of exchange. The resulting translation adjustment is allocated between the Company and CPOS' noncontrolling interests and is recorded as a component of other comprehensive income or noncontrolling interests in total equity. At December 31, 2012 and 2011, the cumulative foreign currency translation reflected a loss of $45,000 and $241,000, respectively. CPOS was sold in a transaction which settled on January 31, 2013. See Subsequent Events below and Note 20, Discontinued Operation for more detail.

Noncontrolling Interests— Noncontrolling interests represent noncontrolling minority stockholders' share of the equity and after-tax net income or loss of CPOS. Noncontrolling minority stockholders' share of after-tax net income or loss of CPOS is included in “Net income attributable to noncontrolling interests” in the Consolidated Statements of Comprehensive Income. The minority stockholders’ interests included in “noncontrolling interests” in the December 31, 2012 and December 31, 2011 Consolidated Balance Sheets were $1.4 million and $0.6 million, respectively, and reflect the original investments by these minority shareholders in CPOS, along with their proportionate share of the earnings or losses of CPOS.

Subsequent Events—The Company evaluated subsequent events through the issuance date with respect to the Consolidated Financial Statements as of and for the year ended December 31, 2012. In the fourth quarter 2012, the Company along with the 30% non-controlling shareholders of Collective Point of Sale, Ltd. (“CPOS”) entered into an agreement to sell CPOS to a third party. CPOS was not a significant subsidiary and the Company will have no continuing involvement in its operations. After receiving regulatory approval, the transaction settled on January 31, 2013. The total sales price was $30.3 million cash including net working capital, of which the Company received $20.9 million for its 70% ownership in CPOS.

New Accounting Pronouncements—From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by us as of the specified effective date.

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
Notes To Consolidated Financial Statements—(Continued)

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

In December 2011, the FASB issued an accounting standard update on disclosures about offsetting financial assets and liabilities. This guidance requires entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on the entity's financial position. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either
(i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. The update is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The implementation of this update is not expected to have a material effect on the Company's Consolidated Financial Statements.

In July 2012, the FASB issued an accounting standard update on testing indefinite-lived intangible assets for impairment. This guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption is permitted). The Company has not early adopted this update and is currently evaluating the impact on the Company's consolidated financial statements.

In February 2013, the FASB issued an accounting standard update on improving the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under generally accepted accounting principles to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. This update is effective for annual reporting periods beginning after December 15, 2012. The Company is currently evaluating the impact of this update on the Company's consolidated financial statements.

3. Acquisitions

The Company initiated its Heartland School Solutions business through its acquisitions of the school solutions businesses operated by Lunchbox, Comalex, mySchoolBucks, School-Link Technologies and Lunch Byte Systems which currently serves approximately 4,400, 3,700, 900, 10,000 and 10,000 schools, respectively. The combined Heartland School Solutions develops, manufactures, sells, services and maintains computer software designed to facilitate accounting and management functions of school food service operations. These acquisitions provide the Company with the ability to offer Internet payment capability to parents, which facilitates on-line deposits of funds into student accounts. The Company has consolidated the individual platforms and products. Pro forma results of operations have not been presented because the effect of these acquisitions were not material in the years acquired. The entire amount of goodwill is expected to be deductible for income tax reporting. Details of the individual acquisition transactions follow:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

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

School-Link Technologies, Inc.
On September 30, 2011, the Company purchased for a $15.6 million cash payment the net assets of School-Link Technologies, Inc. The acquisition was funded with cash on hand. The transaction was accounted for under the purchase method of accounting. Beginning October 1, 2011, School-Link's results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $25.2 million to goodwill, $4.3 million to intangible assets, $2.8 million to net tangible liabilities, and $11.1 million to the liability for an unfavorable processing contract. The fair values of School-Link's assets acquired and liabilities assumed were estimated as of their acquisition date. These amounts reflect adjustments to allocations of purchase price during the one year adjustment period. Included in these adjustments was $3.5 million relating to the unfavorable processing contract and was reflected as a reduction in Goodwill associated with this acquisition as of September 30, 2012.

Lunch Byte Systems, Inc.
On June 29, 2012, the Company purchased for a $26.0 million cash payment the net assets of Lunch Byte Systems, Inc. (a.k.a. "Nutrikids"). The $26.0 million cash payment made on June 29, 2012 was funded through our Revolving Credit Facility and subsequently repaid with cash on hand in July 2012. Beginning July 1, 2012, Lunch Byte's results of operations are included in the Company's results of operations. The transaction was accounted for under the purchase method of accounting. The allocation of the total purchase price was as follows: $16.1 million to goodwill, $7.0 million to intangible assets and $2.9 million to net tangible assets. The fair values of the Lunch Byte Systems' assets acquired and liabilities assumed were estimated as of their acquisition date.

The weighted average amortization life for the 2012 acquired finite lived intangible assets related to acquisition of Lunch Byte is as follows:
Weighted-average amortization life
(In years)
Customer relationships	6.0
Software	3.3
Non-compete agreements	5.0
Overall	5.9

Other acquisition transactions in 2012 included:

Educational Computer Systems, Inc.
On December 14, 2012, the Company purchased for a $37.6 million cash payment, the stock of Education Computer Systems, Inc. ("ECSI") and net assets of related entities. The cash purchase price was financed under the Company's Revolving Credit Facility. The acquisition expands the Company's Campus Solutions division. ECSI supports the entire life

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

cycle of higher education and post-graduation school/student services, including student loan payment processing, default solutions, refund services, tuition payment plans, electronic billing and payment, tax document services, and business outsourcing to more than 1,800 colleges and universities nationwide. With this acquisition, the Company's Campus Solutions business gained ECSI’s client portfolio, increasing the number of higher education clients to more than 2,000 colleges and universities throughout North America.

The transaction was accounted for under the purchase method of accounting. Beginning December 15, 2012, ECSI results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $30.4 million to goodwill, $12.9 million to intangible assets and $5.7 million to net tangible liabilities. The fair values of ECSI's assets acquired and liabilities assumed were estimated as of their acquisition date. The fair values are preliminary, based on estimates, subject to final working capital adjustments, and may be adjusted as more information becomes available and valuations are finalized. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Only a portion of the goodwill is expected to be deductible for income tax reporting.

The weighted average amortization life for the 2012 acquired finite lived intangible assets related to acquisition of ECSI is as follows:
Weighted-average amortization life
(In years)
Customer relationships	12.0
Software	5.0
Non-compete agreements	5.0
Overall	9.7

Ovation Payroll, Inc.
On December 31, 2012, the Company purchased for a $44.2 million cash payment, the stock of Ovation Payroll, Inc. ("Ovation") The cash purchase price was financed under the Company's Revolving Credit Facility. The acquisition expands the Company's existing payroll processing business. Ovation serves over 10,000 clients in 48 states providing payroll processing, payroll tax preparation, Internet payroll reporting, and direct deposit.

The transaction was accounted for under the purchase method of accounting. Beginning January 1, 2013, Ovation's results of operations will be included in the Company's results of operations. The allocation of the total purchase price was as follows: $30.8 million to goodwill, $6.6 million to intangible assets and $6.8 million to net tangible assets. The fair values of the Ovation Payroll's assets acquired and liabilities assumed were estimated as of their acquisition date. The fair values are preliminary, based on estimates, subject to final working capital adjustments, and may be adjusted as more information becomes available and valuations are finalized. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Goodwill is not expected to be deductible for income tax reporting.

The weighted average amortization life for the 2012 acquired finite lived intangible assets related to acquisitions of Ovation Payroll is as follows:
Weighted-average amortization life
(In years)
Customer relationships	6.7
Software	1.5
Non-compete agreements	5.0
Overall	5.9

4. Receivables

A summary of receivables by major class was as follows at December 31, 2012 and 2011:
	December 31,
	2012	2011
	(In thousands)
Accounts receivable from merchants	$160,702	$150,471
Accounts receivable from bankcard networks	19,588	24,301
Accounts receivable from others	1,596	2,457
	181,886	177,229
Less allowance for doubtful accounts	(1,438)	(1,407)
Total receivables, net	$180,448	$175,822
Included in accounts receivable from others are amounts due from employees, which are $0.4 million and $0.6

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

million at each of December 31, 2012 and 2011, respectively. Accounts receivable related to bankcard networks are primarily amounts which were pre-funded to merchants for processing Discover and American Express bankcard transactions as well as amounts due from Visa for PIN debit transactions.

A summary of the activity in the allowance for doubtful accounts for the three years ended December 31, 2012, 2011
and 2010 was as follows:	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Beginning balance	$1,407	$661	$457
Additions to allowance	818	2,234	1,201
Charges against allowance	(787)	(1,488)	(997)
Ending balance	$1,438	$1,407	$661

5. Funds Held for Customers and Investments

A summary of Funds held for customers and investments, including the cost, gross unrealized gains (losses) and estimated fair value for investments held to maturity and investments available-for-sale by major security type and class of security was as follows at December 31, 2012 and 2011:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2012
Funds Held for Customers
Fixed income bond fund - available for sale	$968	$244	$—	$1,212
Cash held for payroll customers	110,334	—	—	110,334
Cash held for Campus Solutions customers	19,859	—	—	19,859
Total Funds held for customers	$131,161	$244	$—	$131,405

Investments:
Investments held to maturity - Certificates of deposit (a)	$1,199	$—	$—	$1,199
Total investments	$1,199	$—	$—	$1,199

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2011
Funds Held for Customers
Fixed income bond fund - available for sale	$968	$190	$—	$1,158
Cash held for payroll customers	41,353	—	—	41,353
Total Funds held for customers	$42,321	$190	$—	$42,511

Investments:
Investments held to maturity - Certificates of deposit (a)	$1,195	$—	$—	$1,195
Total investments	$1,195	$—	$—	$1,195
(a) Certificates of deposit have remaining terms ranging from 5 months to 20 months.

During the twelve months ended December 31, 2012 and 2011, the Company did not experience any other-than-temporary losses on its investments.

The maturity schedule of all available-for-sale debt securities and held to maturity investments along with amortized cost and estimated fair value as of December 31, 2012 is as follows:
	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$2,134	$2,378
Due after one year through five years	33	33
	$2,167	$2,411

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

6. Capitalized Customer Acquisition Costs, Net

A summary of net capitalized customer acquisition costs as of December 31, 2012 and 2011 was as follows:
	December 31,
	2012	2011
	(In thousands)
Capitalized signing bonuses	$84,728	$86,837
Less accumulated amortization	(42,941)	(45,125)
	41,787	41,712
Capitalized customer deferred acquisition costs	37,736	36,564
Less accumulated amortization	(23,098)	(23,262)
	14,638	13,302
Capitalized customer acquisition costs, net	$56,425	$55,014

A summary of the activity in capitalized customer acquisition costs, net for the three years ended December 31, 2012,
2011 and 2010 was as follows:	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of period	$55,014	$59,251	$72,038
Plus additions to:
Capitalized signing bonuses, net	29,320	29,035	26,495
Capitalized customer deferred acquisition costs	17,216	14,276	14,715
	46,536	43,311	41,210
Less amortization expense on:
Capitalized signing bonuses, net (a)	(29,244)	(32,088)	(37,990)
Capitalized customer deferred acquisition costs	(15,881)	(15,460)	(16,007)
	(45,125)	(47,548)	(53,997)
Balance at end of period	$56,425	$55,014	$59,251
(a) Includes for 2011 from Other, Net Expense, a net impairment charge related to the remote check deposit product, Express Funds.

    Net signing bonus adjustments from estimated amounts to actual were $(3.1) million, $(1.5) million, and $(2.1) million, respectively, for the years ended December 31, 2012, 2011 and 2010. Net signing bonus adjustments are netted against additions in the table above. Negative signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year is less than the estimated gross margin for that year, resulting in the overpayment of the up-front signing bonus and would be recovered from the relevant salesperson. Positive signing bonus adjustments result from the prior underpayment of signing bonuses and would be paid to the relevant salesperson.

Fully amortized signing bonuses of $31.2 million, $42.3 million and $44.8 million, respectively, were written off during the three years ended December 31, 2012, 2011, and 2010. In addition, fully amortized customer deferred acquisition costs of $16.0 million, $16.4 million and $15.2 million, respectively, were written off during the three years ended December 31, 2012, 2011 and 2010.

The Company believes that no impairment of capitalized customer acquisition costs had occurred as of December 31, 2012. At December 31, 2011, the Company recognized an impairment charge to net signing bonuses of $360,000 related to the decision to discontinue Express Funds, its remote deposit check capture product.
7. Property and Equipment, Net

A summary of property and equipment, net as of December 31, 2012 and 2011 is as follows:
	December 31,
	2012	2011
	(In thousands)
Computer hardware and software	$151,916	$120,315
Building	54,359	54,286
Leasehold improvements	5,734	5,031
Furniture, fixtures and equipment	16,342	13,221
Land	5,873	5,873
	234,224	198,726
Less accumulated depreciation	(109,193)	(83,687)
	$125,031	$115,039

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

Depreciation expense for the three years ended December 31, 2012, 2011 and 2010 was $25.7 million, $23.0 million and $20.8 million, respectively.

Included in property and equipment at December 31, 2012 and 2011 was $17.0 million and $14.2 million, respectively, representing the cost of assets not yet placed in service. During the years ended December 31, 2012 and 2011, the amount of capitalized costs for internally developed projects increased to $26.7 million from $22.6 million. During the years ended December 31, 2012 and 2011, the amounts of capitalized costs for internally developed projects placed in service were $22.7 million and $15.9 million, respectively.

8. Intangible Assets and Goodwill

Intangible Assets — Intangible assets consisted of the following as of December 31, 2012 and 2011:
	December 31, 2012			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$52,125	$8,318	$43,807	3 to 18 years—proportional cash flow
Merchant portfolio	3,345	2,316	1,029	7 years—proportional cash flow
Software	14,150	9,016	5,134	2 to 5 years—straight line
Non-compete agreements	4,590	1,030	3,560	3 to 5 years—straight line
Other	85	21	64	2 to 9 years—straight line
	$74,295	$20,701	$53,594

	December 31, 2011			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$32,419	$4,998	$27,421	3 to 18 years—proportional cash flow
Merchant portfolio	3,345	1,819	1,526	7 years—proportional cash flow
Software	9,733	8,267	1,466	3 to 5 years—straight line
Non-compete agreements	2,200	532	1,668	3 to 5 years—straight line
Other	85	7	78	2 to 9 years—straight line
	$47,782	$15,623	$32,159

Amortization expense related to the intangible assets was $5.1 million, $4.4 million and $4.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The estimated amortization expense related to intangible assets for the next five years is as follows:
For the Years Ended December 31,
(In thousands)
2013	$8,942
2014	7,705
2015	7,048
2016	6,048
2017	4,710
Thereafter	19,141
$53,594

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

Goodwill — The changes in the carrying amount of goodwill by segment for the years ended December 31, 2012,
2011 and 2010 were as follows:	Card	Payroll	Heartland School Solutions	Campus Solutions	Other	Total
Balance at January 1, 2010	$43,651	$—	$—	$3,321	$5,102	$52,074
Goodwill acquired during the period	50	—	5,507	—	—	5,557
Other (a)	—	—	—	—	1,399	1,399
Balance at December 31, 2010	43,701	—	5,507	3,321	6,501	59,030
Goodwill acquired during the period	—	—	34,506	—	—	34,506
Other (a)	—	—	719	—	—	719
Balance at December 31, 2011	43,701	—	40,732	3,321	6,501	94,255
Goodwill acquired during the period	—	30,831	15,231	30,358	—	76,420
Other (a)	—	—	(2,613)	—	—	(2,613)
Balance at December 31, 2012	$43,701	$30,831	$53,350	$33,679	$6,501	$168,062
(a) Reflects adjustments to allocations of purchase price.

Percentage of total reportable segments' assets that was goodwill as of December 31, 2012, 2011, and 2010 is as
follows:		Percent of Goodwill to Reportable Segments' Total Assets
		2012	2011	2010
	Card	9.4%	9.7%	9.3%
	Payroll	18.5%	—	—
	Heartland School Solutions	74.9%	77.6%	65.8%
	Campus Solutions	43.6%	48.7%	51.0%
	Other	20.0%	20.3%	22.7%

9. Processing Liabilities

Processing liabilities result primarily from the Company's card processing activities and include merchant deposits maintained to offset potential liabilities from merchant chargeback processing. Prior to December 31, 2012, Processing Liabilities also included funds in transit for Express Funds, the Company's remote deposit capture product which was discontinued. A summary of processing liabilities and loss reserves was as follows at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In thousands)
Merchant bankcard processing	$86,882	$10,295
Merchant deposits	6,436	9,829
Loss reserves	1,955	1,957
Merchant check processing	—	8,594
	$95,273	$30,675

In addition to the merchant deposits listed above, the Company held letters of credit related to merchant bankcard processing totaling $100,000 at December 31, 2012.

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

The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company's SME merchant transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company's exposure to chargebacks is the last four months' processing volume on the SME portfolio, which was $23.5 billion and $22.3 billion for the four months ended December 31, 2012 and 2011, respectively. However, for the four months ended December 31, 2012 and 2011, the Company was presented with $11.8 million and $12.2 million, respectively, in chargebacks by issuing banks. In the years ended December 31, 2012 and 2011, the Company incurred merchant credit losses of $2.0 million and $5.1 million, respectively, on total SME bankcard dollar volumes processed of $71.7

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

billion and $67.5 billion, respectively. These credit losses are included in processing and servicing costs in the Company's Consolidated Statements of Income.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company's SME merchants. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its Consolidated Balance Sheets, amounting to $2.0 million at December 31, 2012 and at December 31, 2011. This reserve is determined by performing an analysis of the Company's historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the years ended December 31, 2012, 2011, and 2010 was as follows:
	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Beginning balance	$1,957	$1,625	1,336
Additions to reserve	2,123	5,658	9,697
Charges against reserve (a)	(2,125)	(5,326)	(9,408)
Ending balance	$1,955	$1,957	1,625

(a)	Included in these amounts are payroll segment losses for the years ended December 31, 2012, 2011, and 2010 of $93,000, $223,000 and $303,000
During 2010, the Company began settling Network Services Merchant accounts and processing chargebacks originating from these merchants on Passport. Prior to this, these chargebacks were processed and carried by Vantiv, Inc., which was our third-party outsourced processor for settling Network Services Merchant accounts. Chargeback losses originating from Network Services' bankcard processing on Passport during the years ended December 31, 2012, 2011, and 2010 were immaterial.

10. Credit Facilities

On November 24, 2010, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders who are a party to the Credit Agreement. Credit extended under the Credit Agreement is guaranteed by the Company's subsidiaries and is secured by substantially all of its assets and the assets of its subsidiaries. The Credit Agreement amended and restated in its entirety the previous amended and restated credit agreement entered into on May 30, 2008, as amended (the "Previous Credit Agreement"), between the Company and certain of the parties to the Credit Agreement.

The Credit Agreement provides for a revolving credit facility, as subsequently amended and increased, in the aggregate amount of up to $140 million (the “Revolving Credit Facility”), of which up to $10 million may be used for the issuance of letters of credit and up to $5 million is available for swing line loans. As originally structured on November 24, 2010, the Revolving Credit Facility provided for $50 million plus, upon the prior approval of the administrative agent, an increase to the total revolving commitments of $50 million for a total commitment under the Revolving Credit Facility of $100 million. On July 20, 2012, the Company entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. The Amendment amended the Credit Agreement by, among other things, allowing the Company to increase the total Revolving Credit Facility commitments from $100 million to $150 million upon the prior approval of the administrative agent. On December 12, 2012, the Company entered into the Revolving Credit Commitment Increase Agreement (the “Increase Agreement”) with the lenders under the Credit Agreement to increase the total available commitment under the facilities revolving credit facility by $90 million. The Revolving Credit Facility is available to the Company on a revolving basis until November 24, 2015. All principal and interest not previously paid on the Revolving Credit Facility will mature and be due and payable on November 24, 2015.

The Credit Agreement also provided a term credit facility in the aggregate amount of $100 million (the “Term Credit Facility”). The Term Credit Facility required amortization payments in the amount of $3.75 million for each fiscal quarter during the fiscal years ended December 31, 2011 and 2012, and requires $5.0 million for each fiscal quarter during the fiscal years ended December 31, 2013 and 2014, and $7.5 million for each fiscal quarter during the period commencing on January 1, 2015 through the maturity date on November 24, 2015. All principal and interest not previously paid on the Term Credit Facility will mature and be due and payable on November 24, 2015. Amounts borrowed and repaid under the Term Credit

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

Facility may not be re-borrowed. Principal payments due under the Term Credit Facility as of December 31, 2012 were as follows:

For the Years Ended December 31,
(In thousands)
2013	$20,000
2014	20,000
2015	30,000
$70,000
The Credit Agreement contains covenants which include: the Company's maintenance of certain leverage and fixed charge coverage ratios; limitations on its indebtedness; liens on its properties and assets, its investments in, and loans to other business units; its ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to certain of the Company's subsidiaries. The Company was in compliance with these covenants as of December 31, 2012 and expects it will remain in compliance with these covenants for at least the next twelve months.

Under the terms of the Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1%, in each case plus a margin determined by its current leverage ratio. The weighted average interest rate at December 31, 2012 was 2.3%. Total fees and direct costs paid for the Credit Agreement through December 31, 2012 were $2.2 million. These costs are being amortized to interest expense over the life of the Credit Agreement.

A condition of the January 7, 2010 Settlement Agreement with Visa was for the Company to obtain a loan of at least $53.0 million from KeyBank and Heartland Bank, the proceeds of which were to be used by the Company to fund the settlement amount. See Note 1, Organization and Operations—Processing System Intrusion for more detail. On February 18, 2010, the Company entered into the Bridge Loan Agreement with KeyBank, as administrative agent, and KeyBank and Heartland Bank as bridge lenders. On that date, KeyBank made a bridge loan to the Company in the amount of $20.0 million and Heartland Bank made a bridge loan to the Company in the amount of $8.0 million. The maturity date of the Bridge Loan was scheduled for February 17, 2011. On February 18, 2010, the Company entered into the Commitment Increase Agreement with KeyBank as one of the lenders under the Previous Credit Agreement to increase the total commitment under that facility's revolving credit facility by $25.0 million. The proceeds of the Bridge Loan ($28.0 million) and the Increased Credit Commitment ($25.0 million), together with a portion of the Company's cash reserves, were used to fund the settlement with Visa, which was consummated on February 18, 2010 for $58.6 million.

In conjunction with the November 24, 2010 closing of the Credit Agreement, the Company borrowed $15.2 million under the Revolving Credit Facility and $100.0 million under the Term Credit Facility and repaid amounts previously borrowed and outstanding under the Previous Credit Agreement, the Increased Credit Commitment, and the Bridge Loan. Additionally, the Company borrowed $8.0 million under the Revolving Credit Facility at December 31, 2010 to fund the acquisition of Lunchbox. The Company repaid that $8.0 million and the remaining $15.2 million in the year ended December 31, 2011. During the fourth quarter of 2012, the Company borrowed $82.0 million under the Revolving Credit Facility to fund the acquisitions of Educational Computer Systems, Inc. and Ovation Payroll, Inc.

At December 31, 2012, the Company had $82.0 million outstanding balance under the Revolving Credit Facility and $70.0 million outstanding under the Term Credit Facility. At December 31, 2011, the Company had no outstanding balance under the Revolving Credit Facility and $85.0 million outstanding under the Term Credit Facility.

11. Accrued Buyout Liability

A summary of the accrued buyout liability was as follows as of December 31, 2012 and 2011:
	December 31,
	2012	2011
	(In thousands)
Vested Relationship Managers and sales managers	$33,926	$30,269
Unvested Relationship Managers and sales managers	1,484	1,389
	35,410	31,658
Less current portion	(10,478)	(8,104)
Long-term portion of accrued buyout liability	$24,932	$23,554

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.1 million at December 31, 2012 and 2011.

A summary of the activity in the accrued buyout liability for the three years ended December 31, 2012, 2011, and
2010 was as follows:	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Beginning balance	$31,658	$28,810	$42,886
Increase in settlement obligation, net	15,638	13,228	11,133
Buyouts	(11,886)	(10,380)	(25,209)
Ending balance	$35,410	$31,658	$28,810

During the third quarter of 2010, the Company exercised its rights to buy out a substantial portion of residual commissions owned by Relationship Managers and sales managers (also referred to as “portfolio equity”). As a result of these buyouts, the Company reduced the settlement obligation by the approximately $17.7 million of cash payments made. The Company continues to buy out portfolio equity. During 2012, 2011 and 2010, we made total buyout payments of approximately $11.9 million, $10.4 million and $25.2 million, respectively. Residual commission expense is recorded in Processing and Servicing costs on the Consolidated Statement of Income. The amount of future annual reductions in residual commission expense will be impacted by any additional portfolio equity buyouts and merchant attrition. Partially offsetting the impact of these buyouts are increases in the settlement obligation due to new SME merchant account signings, as adjusted for changes in same-store sales growth, changes in gross margin for existing merchant relationships, and the impact of SME merchant attrition.

12. Stockholders' Equity

Common Stock Repurchases. On October 21, 2011, the Company's Board of Directors authorized the repurchase of up to $50 million worth of the Company's outstanding common stock. Repurchases under this program were completed as of June 4, 2012. On July 27, 2012, the Company's Board of Directors authorized a second program to repurchase up to $50 million of the Company's outstanding common stock. Repurchases under this program were completed as of October 24, 2012. On November 2, 2012, the Company's Board of Directors authorized a new program to repurchase up to $50 million of the Company's outstanding common stock. Repurchases under these programs were made through the open market in accordance with applicable laws and regulations. The Company funded repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including the proceeds of options exercises. At December 31, 2012, the Company had $29.8 million remaining under the November 2, 2012 authorization to repurchase its common stock. No common stock was repurchased during the year ended December 31, 2010. A summary of repurchase activity under these authorizations is as follows:

	Repurchase Programs by Authorization Date
Activity For the Year ended December 31, 2012	October 2011	July 2012	November 2012	Total 2012
Shares repurchased	1,157,440	1,760,804	715,800	3,634,044
Cost of shares repurchased (in thousands)	$33,172	$50,000	$20,187	$103,359
Average cost per share	$28.66	$28.40	$28.20	$28.44
Remaining authorization (in thousands)	—	—	$29,813

Activity For the Year ended December 31, 2011	October 2011			Total 2011
Shares repurchased	778,889			778,889
Cost of shares repurchased (in thousands)	$16,828			$16,828
Average cost per share	$21.61			$21.61

Future repurchases will be made in accordance with applicable securities laws in the open market or in privately negotiated transactions. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

On November 1, 2012, the Company's board of directors resolved to retire all common shares repurchased and include the retired shares in the authorized and unissued shares of the Company. Until November 1, 2012, the final disposition of the repurchased shares had not been decided. The excess of the purchase price of the treasury stock over the stated value was

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

allocated between additional paid-in-capital and retained earnings. It is expected that future retirements of common shares repurchased will be recorded as repurchase authorizations are completed.

Dividends on Common Stock. During the years ended December 31, 2012, 2011 and 2010, the Company's Board of Directors declared the following quarterly cash dividends on common stock:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Twelve Months Ended December 31, 2012
February 8, 2012	March 2, 2012	March 15, 2012	$0.06
May 1, 2012	May 24, 2012	June 15, 2012	$0.06
July 27, 2012	August 24, 2012	September 14, 2012	$0.06
November 1, 2012	November 23, 2012	December 14, 2012	$0.06
Twelve Months Ended December 31, 2011
February 16, 2011	March 4, 2011	March 15, 2011	$0.04
May 13, 2011	May 24, 2011	June 15, 2011	$0.04
August 2, 2011	August 24, 2011	September 15, 2011	$0.04
October 21, 2011	November 24, 2011	December 15, 2011	$0.04
Twelve Months Ended December 31, 2010
February 18, 2010	March 5, 2010	March 15, 2010	$0.01
May 4, 2010	May 25, 2010	June 15, 2010	$0.01
August 3, 2010	August 25, 2010	September 15, 2010	$0.01
November 2, 2010	November 23, 2010	December 15, 2010	$0.01

On February 7, 2013, the Company's Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable on March 15, 2013 to stockholders of record as of March 4, 2013.

13. Income Taxes

The provision for income taxes for the three years ended December 31, 2012, 2011, and 2010 consists of the
following:	Year Ended December 31,
	2012	2011	2010
Continuing Operations:	(in thousands)
Current:
Federal	$32,155	$23,949	$(15,587)
State	3,481	740	555
Deferred:
Federal	3,737	(435)	34,311
State	1,318	2,297	1,696
Total provision for income taxes from continuing operations	40,691	26,551	20,975

    The differences in federal income taxes provided (benefited) from continuing operations and the amounts determined by applying the federal statutory tax rate of 35% to income before income taxes for the three years ended December 31, 2012, 2011, and 2010 are:

	Year Ended December 31,
	2012		2011		2010
	%	Amount	%	Amount	%	Amount
		(In thousands)		(In thousands)		(In thousands)
U.S. federal income tax at statutory rate	35.00%	$36,765	35.00%	$24,338	35.00%	$19,305
U.S. state and local income taxes, net	2.93%	3,065	2.88%	2,001	2.70%	1,492
Nondeductible expenses	0.46%	492	0.37%	261	0.45%	246
Valuation allowance	—	—	(0.01)%	(5)	—	(2)
U.S. tax on foreign income, net	0.38%	400	—	—	—	—
Other	(0.03)%	(31)	(0.06)%	(44)	(0.12)%	(66)
Provision for income taxes from continuing operations	38.74%	$40,691	38.18%	$26,551	38.03%	$20,975

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

As discussed in Note 2, Subsequent Events, in the fourth quarter 2012, the Company entered into an agreement to sell CPOS. Because the Company will no longer be indefinitely reinvesting undistributed earnings of CPOS, the Company recognized income tax expense net of foreign tax credits, of $0.4 million in 2012 on the Company's 70% portion of the CPOS cumulative undistributed earnings at December 31, 2012. The Company presented CPOS as a discontinued operation in the accompanying consolidated financial statements.

The Company recognized a $0.8 million reserve for unrecognized tax benefits related to its uncertain tax positions as a liability, increased deferred tax assets by $0.3 million and recorded a cumulative effect adjustment to Retained Earnings of $0.5 million on January 1, 2007. The Company recorded a liability of approximately $3.1 million, $1.8 million and $1.3 million for total gross unrecognized tax benefits of which approximately $2.0 million, $1.1 million and $0.9 million as of December 31, 2012, 2011 and 2010, respectively, would impact the effective tax rate. The Company does not expect any significant changes within the next twelve months in its unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2012, 2011, and 2010 is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at January 1,	$1,819	$1,309	$1,391
Additions based on tax positions related to the current year	1,429	637	448
Reductions based on tax positions related to the prior years	—	—	(260)
Lapse of statute of limitations	(32)	(127)	(270)
Settlements	(147)	—	—
Balance at December 31,	$3,069	$1,819	$1,309

    The Company recognizes interest related to uncertain tax positions in interest expense and recognizes penalties in general and administrative expense. At December 31, 2012 and 2011, the Company had an accrued interest liability on uncertain tax positions of approximately $281,000 and $216,000, respectively. During 2012 and 2011, the Company recognized $65,000 and $48,000, respectively, of interest expense related to uncertain tax positions. The Company does not expect to be assessed any penalties on its uncertain tax positions.

The tax years ended December 31, 2009 through December 31, 2011 remain subject to examination by the U.S. Internal Revenue Service and the tax years ended December 31, 2006 through December 31, 2010 remain subject to examination by the Company's state taxing jurisdictions. Currently, the Company is waiting for final determination letters from the Joint Committee on Taxation for 2010 and 2009. There is limited audit activity in the U.S. state jurisdictions. Currently the Company does not expect that its state liability will significantly increase or decrease during the next 12 months. The Company files income tax returns in all states where required.

During 2012 and 2011, the Company recorded current tax assets reflecting excess tax benefits of $6.0 million and $3.5 million, respectively, resulting from employees exercising non-qualified stock options, making disqualifying dispositions of shares acquired through their exercise of incentive stock options, and vesting of restricted share units. The Company classified the $6.0 million and $3.5 million of excess tax benefits for 2012 and 2011, respectively, as cash inflows from financing activities and cash outflows from operating activities in its Consolidated Statement of Cash Flows.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

The net deferred tax asset (liability) was comprised of the following at December 31, 2012 and 2011:
	December 31,
	2012	2011
Deferred tax assets:	(In thousands)
Merchant contract costs	$8,165	$7,229
Loss reserve and accounts receivable allowance	1,189	1,198
Share-based compensation	8,702	6,691
FIN No. 48 deferred tax reserve-state tax	1,185	722
Intangibles	—	2,900
Other comprehensive income	312	341
Net operating loss carry-forward	8,333	—
Reserve for litigation	605	746
State net operating loss carry-forwards	30	1,369
Reserve for processor incentive	217	390
Deferred compensation	2,950	2,852
Deferred state tax assets	1,141	364
Other	799	1,114
Deferred tax assets	33,628	25,916
Less valuation allowance	(158)	(158)
Net deferred tax assets	33,470	25,758
Deferred tax liabilities:
Capitalized signing bonus	16,068	16,023
Software development	18,970	14,392
Unearned rent	227	34
Property and equipment	3,916	4,619
Goodwill	9,044	5,533
Investment in CPOS	400	—
Intangibles	4,002	—
Deferred tax liabilities	52,627	40,601
Net deferred tax liabilities	(19,157)	(14,843)
Less current deferred tax asset, net	10,475	6,746
Net deferred tax liabilities - non-current portion	$(29,632)	$(21,589)

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. A valuation allowance has been recorded to fully reduce the tax benefit of a capital loss carry-forward that is not expected to be realized before it expires in 2014. A valuation allowance has not been recorded to reduce the tax benefit of the state net operating loss carry-forwards of $671,000, for December 31, 2010 or other net deferred tax assets as management believes that the Company will attain sufficient future taxable income within the carry-forward periods to fully recover these taxes. If not used, the state net operating loss carry-forwards will begin to expire in 2015.

On December 31, 2012, the Company acquired Ovation and its $22.0 million of net operating losses ("NOLs"). This acquisition was a “change of ownership” within the meaning of Section 382 of the Internal Revenue Code, and, as a result, such NOLs are subject to an annual limitation. Based upon the historical taxable income and projections for future taxable income over periods in which these NOLs will be deductible, we believe that it is more likely than not that the Company will be able to fully utilize these NOLs before the carry-forward periods begin to expire in fiscal 2023 and therefore a valuation allowance is not required.

14. Stock Incentive Plans

As described below, the Company maintained two share-based plans for its employees under which it has granted stock options, performance-based stock options, Restricted Share Units and performance-based Restricted Share Units. Amounts the Company recognized in its consolidated financial statements for the years ended December 31, 2012, 2011, and 2010 with respect to these share-based plans were as follows:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Compensation expense recognized on share-based plans before income tax benefit	$14,187	$9,548	$6,295
Related income tax benefit recognized in the income statement	5,458	3,635	2,379
Cash received from stock option exercises	18,303	9,685	6,303
Excess tax benefit recorded for tax deductions resulting from the exercise of stock options	5,954	3,454	1,910
Tax benefit realized as reductions of estimated tax payments during the period	4,220	2,954	—
The Company expenses employee share-based payments under the fair value method. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

The Company estimates the grant date fair value of the stock options it issues using a Black-Scholes valuation model for “plain-vanilla” stock options and performance-based stock options, and using use a lattice valuation model to measure grant date fair value for stock options containing market vesting conditions. The Company's assumption for expected volatility is based on its historical volatility data related to market trading of its own common stock. The Company bases its assumptions for the expected life of new stock option grants on its analysis of the historical exercise patterns of its stock options. The dividend yield assumption is based on dividends expected to be paid over the expected life of the stock option. The risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option.

The weighted-average fair value of options granted during the years ended December 31, 2012, 2011, and 2010 were $9.36, $7.95 and $6.12, respectively. The fair value of options granted during the years ended December 31, 2012, 2011, and 2010 was estimated at the grant date using the following weighted average assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected volatility	55%	55%	54%
Expected life	3.75 years	3.65 years	3.75 years
Expected dividends	1.00%	0.80%	0.40%
Risk-free interest rate	0.51%	0.55%	1.21%
In the fourth quarter of 2010, the Company's Board of Directors approved grants of 508,800 performance-based Restricted Share Units. These Restricted Share Units are nonvested share awards which would vest as follows:

•	50% will vest in 2013, since the 2012 pro forma diluted earnings per share target of $1.48 was achieved; and

•	25% would in 2014 and 25% in 2015 only if over the term of these Restricted Share Units, the following diluted earnings per share targets for the years ended December 31, 2013 and 2014 are achieved:

	2013	2014
Diluted Earnings Per Share (a)	$1.74	$2.04

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

In the fourth quarter of 2011, the Company's Board of Directors approved target grants of 164,808 performance-based Restricted Share Units. These Restricted Share Units are nonvested share awards which would vest 50% in 2014 and 50% in 2015 only if the Company achieves a diluted earnings per share compound annual growth rate ("CAGR") of seventeen percent (17%) for the two-year period ending December 31, 2013. Diluted earnings per share will be calculated on a Pro Forma basis to exclude non-operating gains and losses, if any, and exclude the after-tax impact of share-based Compensation Expense. For

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

each 1% that the CAGR actually achieved by the Company for the two year period ending on December 31, 2013 is above the 17% target, the number of shares underlying the Restricted Share Units awarded would be increased by 3.09%; provided, however, that the maximum increase in the number of shares that may be awarded is 100%. Likewise, for each 1% that the CAGR actually achieved by the Company for the two-year period ending on December 31, 2013 is below the 17% target, the number of shares underlying the Restricted Share Units awarded would be decreased by 1.13%. If the target CAGR is missed by 80% or more, then the number of shares awarded is zero. In the fourth quarter of 2011 and the first quarter of 2012, the Company recorded expense on these Restricted Share Units based on achieving the 17% target. Management subsequently determined that achieving a CAGR for the two-year period ending December 31, 2013 which would result in earning the maximum 100% increase in the number of shares that may be awarded was probable to occur, and began recording share-based compensation expense for these Restricted Share Units based on 329,616 shares as of June 30, 2012. The closing price of the Company's common stock on the grant date equals the grant date fair value of these nonvested Restricted Share Units awards and will be recognized as compensation expense over their vesting periods.

In the fourth quarter of 2012, the Company's Board of Directors approved target grants of 72,004 performance-based Restricted Share Units. These Restricted Share Units are nonvested share awards which would vest 50% in 2015 and 50% in 2016 only if the Company achieves a diluted earnings per share compound annual growth rate ("CAGR") of fifteen percent 15% for the two-year period ending December 31, 2014. Diluted earnings per share will be calculated on a pro forma basis to exclude non-operating gains and losses, if any, and exclude the after-tax impact of share-based compensation expense. For each 1% that the CAGR actually achieved for the two year period ending on December 31, 2014 is above the 15% target, the number of shares underlying the Restricted Share Units awarded would be increased by 2.08%; provided, however, that the maximum increase in the number of shares that may be awarded is 125%. Likewise, for each 1% that the CAGR actually achieved for the two-year period ending on December 31, 2014 is below the 15% target, the number of shares underlying the Restricted Share Units awarded would be decreased by 1.31%. If the target CAGR is missed by 67% or more, then the number of shares awarded is zero. In the fourth quarter of 2012, The Company recorded expense on these Restricted Share Units based on achieving the 15% target. The closing price of the Company's common stock on the grant date equals the grant date fair value of these nonvested Restricted Share Units awards and will be recognized as compensation expense over their vesting periods.

In the fourth quarter of 2012, the Company's Board of Directors approved target grants of 72,345 Relative Total Shareholder Return Restricted Share Units (referred to as “TSRs”). These TSRs are nonvested share awards for which vesting percentages and ultimate number of units vesting will be calculated based on the total shareholder return of our common stock as compared to the total shareholder return of 86 peers. The payout schedule can produce vesting percentages ranging from 0% to 225%. Total shareholder return will be calculated based upon the average closing price for the 30 calendar day period ending December 9, 2015, over the closing price on December 10, 2012. The target number of units is based on achieving a total shareholder return equal to the 65th percentile of the peer group. In the fourth quarter of 2012, the Company recorded expense on these TSRs based on achieving the target. A lattice valuation model was applied to measure the grant date fair value of these TSRs.

At December 31, 2012, there was a total of $21.0 million of unrecognized compensation expense related to unvested stock options and Restricted Share Units, which the Company expects to recognize over a weighted average period of 2.0 years.

Amended and Restated 2008 Equity Incentive Plan. In May 2010, the Company approved the Amended and Restated 2008 Equity Incentive Plan. The maximum number of share awards which may be granted under the Amended and Restated 2008 Equity Incentive Plan is 7,700,000, of which 1,297,064 stock options, 734,239 Restricted Share Units and 817,957 performance-based Restricted Share Units were granted during 2012, 2011 and 2010. The stock options and Restricted Share Units granted in 2012, 2011 and 2010 generally vest over four years, while the performance-based Restricted Share Units will vest only if, over the term of these Restricted Share Units, performance targets are achieved. At December 31, 2012, 4,585,054 shares of the 7,700,000 authorized shares of common stock reserved for issuance under the Amended and Restated 2008 Equity Incentive Plan remain available for future grant.

The stock options and Restricted Share Units were granted with terms of 5 years and an exercise price equal to the closing market price on the date of grant. The total intrinsic value of stock options exercised under the Amended and Restated 2008 Equity Incentive Plan during 2012 and 2011 was $22.6 million and $6.7 million, respectively. The total intrinsic value of Restricted Share Units vested under the Amended and Restated 2008 Equity Incentive Plan during 2012 and 2011 was $5.2 million and $2.4 million, respectively.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

Amended and Restated 2000 Equity Incentive Plan. The Amended and Restated 2000 Equity Incentive Plan (the “2000 Equity Incentive Plan”) was replaced by in May 2008 by the 2008 Equity Incentive Plan. No awards were granted under the 2000 Equity Incentive Plan in 2012, 2011 or 2010. At December 31, 2012, there were 162,492 options outstanding and vested under the 2000 Equity Incentive Plan.

The total intrinsic value of stock options exercised under the 2000 Equity Incentive Plan during 2012, 2011 and 2010 was $4.0 million, $6.4 million and $6.1 million, respectively.

Share-Based Plan Activity. During 2012 and 2011, employees exercised 1,522,429 and 1,133,974 stock options, respectively, to acquire the Company's common stock, generating $18.3 million and $9.7 million of stockholders' equity from the exercises and $6.0 million and $3.5 million of stockholders' equity related to tax deductions, which accrued to the Company as employees exercised non-qualified stock options, vested in Restricted Share Units, or made disqualifying dispositions of shares acquired through the exercise of incentive stock options. Stock option and restricted share activity in the Company's share-based plans during 2010, 2011 and 2012 was as follows:

	Stock Options		Restricted Share Units		Combined
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Grant Price	Shares	Weighted-Average Exercise/Grant Price
Options outstanding at January 1, 2010	7,510,064	$14.79	362,360	$9.12	7,872,424	$14.53
Issued	1,238,000	$15.22	611,040	$16.50	1,849,040	$15.64
Exercised/vested	(927,473)	$8.38	(89,690)	$9.09	(1,017,163)	$8.44
Forfeited/cancelled	(366,425)	$22.49	(3,600)	$12.16	(370,025)	$22.39
Outstanding at December 31, 2010	7,454,166	$15.28	880,110	$14.23	8,334,276	$15.17
Options exercisable at December 31, 2010	1,782,475	$12.54	—	$—	1,782,475	$12.54
Issued	31,568	$20.59	372,532	$22.02	404,100	$21.91
Exercised/vested	(1,133,974)	$8.54	(112,480)	$10.59	(1,246,454)	$8.72
Forfeited/cancelled	(385,695)	$20.39	(37,060)	$16.35	(422,755)	$20.04
Outstanding at December 31, 2011	5,966,065	$16.26	1,103,102	$17.11	7,069,167	$16.39
Options exercisable at December 31, 2011	2,264,769	$16.67	—	$—	2,264,769	$16.67
Issued	27,496	$24.28	568,624	$29.88	596,120	$29.62
Exercised/vested	(1,522,429)	$12.03	(175,000)	$14.57	(1,697,429)	$12.29
Forfeited/cancelled	(240,945)	$22.20	(32,090)	$21.78	(273,035)	$22.15
Outstanding at December 31, 2012	4,230,187	$17.39	1,464,636	$22.31	5,694,823	$18.65
Options exercisable at December 31, 2012	808,962	$12.16	—	$—	808,962	$12.16

Stock options and Restricted Share Units which were outstanding at December 31, 2012 totaled 5,694,823 and had a weighted-average remaining contractual life of 1.6 years, a weighted average exercise/grant price of $18.65, and total intrinsic value of $94.1 million. Stock options which were exercisable at December 31, 2012 totaled 808,962 and had a weighted-average remaining contractual life of 1.7 years, a weighted average exercise price of $12.16, and total intrinsic value of $24.8 million. We have historically issued new shares to satisfy the exercise of options. Stock options and Restricted Share Units outstanding and exercisable at December 31, 2012 are summarized by exercise price below:

	Outstanding			Exercisable
Exercise price per share	Stock Options	Restricted Share Units	Total	Stock Options	Restricted Share Units	Total
$5.00 to $8.88	835,686	84,000	919,686	278,230	—	278,230
$9.28 to $16.40	3,268,786	520,990	3,789,776	422,471	—	422,471
$18.00 to $27.40	125,715	300,742	426,457	108,261	—	108,261
$28.25 to $30.91	—	558,904	558,904	—	—	—
	4,230,187	1,464,636	5,694,823	808,962	—	808,962

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

The table below summarizes stock options and Restricted Share Units outstanding at December 31, 2012 by their weighted average remaining contractual term:

	Stock Options		Restricted Share Units
Exercise price per share	Outstanding	Average Remaining Contractual Term	Outstanding	Average Remaining Contractual Term
$5.00 to $8.88	835,686	1.3 years	84,000	0.4 years
$9.28 to $16.40	3,268,786	1.2 years	520,990	2.1 years
$18.00 to $27.40	125,715	1.5 years	300,742	2.4 years
$28.25 to $30.91	—	—	558,904	3.4 years
	4,230,187	1.2 years	1,464,636	2.6 years

15. Fair Value of Financial Instruments

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

For the years ended December 31, 2012 and 2011, there have been no transfers between Level 1 and Level 2 categories. As of December 31, 2012, the Company owns no Level 3 assets or liabilities. The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2012 and 2011:

December 31, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:	(In thousands)
Investments available for sale:
Fixed income bond fund (a)	$1,212	$1,212	$—
Total assets	$1,212	$1,212	$—

Liabilities:
Interest rate swaps	$817	$—	$817
Total liabilities	$817	$—	$817

December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:	(In thousands)
Investments available for sale:
Fixed income bond fund (a)	$1,158	$1,158	$—
Total assets	$1,158	$1,158	$—

Liabilities:
Interest rate swaps	$897	$—	$897
Total liabilities	$897	$—	$897
(a) amounts included in Funds held for customers on the Consolidated Balance Sheet

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

The following tables provide the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2012 and 2011:

December 31, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:	(In thousands)
Investments held to maturity:
Certificates of deposit	$1,199	$—	$1,199
Total assets	$1,199	$—	$1,199

Liabilities:
Term loan credit facility	$70,000	$—	$70,000
Revolving credit facility	82,000	—	82,000
Total liabilities	$152,000	$—	$152,000

December 31, 2011	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:	(In thousands)
Investments held to maturity:
Certificates of deposit	$1,195	$—	$1,195
Total assets	$1,195	$—	$1,195

Liabilities:
Term loan credit facility	$85,000	$—	$85,000
Total liabilities	$85,000	$—	$85,000

At December 31, 2012 and 2011, all investments in available-for-sale securities held by the Company were measured using Level 1 inputs and all held to maturity investments held by the Company were measured using Level 2 inputs.

The Company’s liabilities include interest rate swaps that are measured at fair value using observable market inputs including the Company’s credit risk and its counterparties’ credit risks. Based on these inputs, the interest rate swaps are classified within Level 2 of the valuation hierarchy. Based on the Company’s continued ability to enter into these swaps, the
Company considers the markets for its fair value instruments to be active. The Company's liabilities also include the term loan credit facility and the revolving credit facility and the carrying value of these liabilities approximates fair value.

The Company's financial instruments also include cash and cash equivalents and cash held for customers and their carrying values approximate fair value as of December 31, 2012 and 2011, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. The carrying amount of the Company's accounts receivable, accounts payable, and accrued expenses approximates fair value as of December 31, 2012 and 2011, because of the relatively short timeframe to realization.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

16. Employee Benefit Plan

The Company offers a defined contribution plan to all employees. Company contributions are generally based upon fixed amounts of eligible compensation and the Company contributed approximately $1.9 million, $1.6 million and $1.5 million to the Plan for the years ended December 31, 2012, 2011 and 2010, respectively.

17. Commitments and Contingencies

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

The Company has also been subject to lawsuits, claims, and investigations which resulted from the Processing System Intrusion. See Contingencies below and Note 1 for a description of the Processing System Intrusion.

Contingencies—The Company collects and stores sensitive data about its merchant customers and bankcard holders. If the Company’s network security is breached or sensitive merchant or cardholder data is misappropriated, the Company could be exposed to assessments, fines or litigation costs.
On January 20, 2009, the Company publicly announced the Processing System Intrusion. The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by the Company during the transaction authorization process. See Note 1 for a description of the Processing System Intrusion.
Leases—The Company leases various office spaces and certain equipment under operating leases with remaining terms ranging up to 10 years. The majority of the office space lease agreements contain renewal options and generally require the Company to pay certain operating expenses.
Future minimum lease payments for all non-cancelable leases as of December 31, 2012 were as follows:

For the Years Ended December 31,	Operating Leases (a)
(In thousands)
2013	$9,518
2014	7,284
2015	4,778
2016	3,240
2017	2,937
Thereafter	10,240
Total future minimum lease payments	$37,997
(a) There were no material capital leases at December 31, 2012.
Rent expense for leased facilities and equipment was $8.0 million, $8.7 million and $6.6 million, respectively, for the years ended December 31, 2012, 2011, and 2010.

Commitments—Certain officers of the Company have entered into employee confidential information and non-competition agreements under which they are entitled to severance pay equal to their base salary and medical benefits for twelve months and a pro-rated bonus in the event they are terminated by the Company other than for cause. There were no material payouts under these agreements in the year ended December 31, 2012.
The following table reflects the Company’s other significant contractual obligations, including leases from above, as of December 31, 2012:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$17,615	$7,151	$9,771	$693	$—
Telecommunications providers	12,526	5,072	7,454	—	—
Facility and equipment leases	37,997	9,518	12,062	6,178	10,239
Term Credit Facility (b)	70,000	20,000	50,000	—	—
	$138,138	$41,741	$79,287	$6,871	$10,239

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

(b)
Interest rates on the Term Credit Facility are variable in nature; however, in January 2011 we entered into fixed-pay amortizing interest rate swaps having a remaining notional amount at December 31, 2012 of $35.0 million. If interest rates were to remain at the December 31, 2012 level, we would make interest payments of $2.1 million in the next year and $2.0 million in the next 1 to 3 years or a total of $4.1 million including net settlements on the fixed-pay amortizing interest rate swaps. In addition, we had $82.0 million outstanding under our Revolving Credit Facility at December 31, 2012. The Revolving Credit Facility is available on a revolving basis until November 24, 2015.

18. Segments

The Company bases its business segments on how it monitors and manages the performance of its operations as determined by the Company's chief operating decision maker or decision making group. The Company's operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

The Company has five reportable segments, as follows: (1) Card, which provides bankcard payment processing and related services to our SME and Network Services merchants (2) Payroll, which provides payroll processing and related tax filing services, (3) Heartland School Solutions, which provides school nutrition and point-of-sale solutions, (4) Campus Solutions, which provides open- and closed-loop payment solutions and with the December 2012 acquisition of ECSI, provides higher education loan services, and (5) Other. The Other segment consists of Prepaid Card, which provides prepaid card, stored-value card and loyalty and gift card marketing solutions and other miscellaneous income. The Other segment does not meet the defined thresholds for being an individually reportable segment.
SME merchants and Network Services merchants are aggregated for financial reporting purposes in the Card Segment, as they both provide processing services related to bankcard transactions, exhibit similar economic characteristics, and share the same methods to provide services.
During the fourth quarter of 2012, the Company revised the presentation of reportable segments as a result of the acquisitions of Nutrikids, Ovation and ECSI. This change resulted in five reportable segments as of December 31, 2012 as compared to two reportable segments as of December 31, 2011 and 2010. Additionally, the presentation of the Card segment was revised to classify CPOS as a discontinued operation. The prior periods were revised to conform to the current period presentation.

The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts consist primarily of costs attributed to finance, corporate administration, human resources and corporate services. Reconciling items include eliminations of intercompany investments and receivables.
The accounting policies of the operating segments are the same as described in the summary of significant accounting policies. The Company believes the terms and conditions of transactions between the segments are comparable to those which could have been obtained in transactions with unaffiliated parties.
At December 31, 2012 and 2011, 67% and 79% of the Payroll segment's total assets were funds that the Company holds as a fiduciary in its Payroll services activities for payment to taxing authorities. At December 31, 2012, 26% of the Campus Solutions segment total assets represent funds held for our loan servicing customers related to payment processing services provided for federal student loan billing and processing that are payable to higher education institutions and other businesses. See Note 8, Intangible Assets and Goodwill for goodwill as a percentage of the reportable segments' total assets.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

A summary of the Company’s segments for the three years ended December 31, 2012, 2011, and 2010 was as follows:

	December 31,
	2012	2011	2010
Revenues	(In thousands)
Card	$1,921,573	$1,923,385	$1,810,257
Payroll	21,658	19,717	17,552
Heartland School Solutions	36,614	11,178	—
Campus Solutions	8,066	6,488	6,296
Other	25,815	25,021	21,942
Reconciling Items	(290)	(212)	(208)
Total revenues	$2,013,436	$1,985,577	$1,855,839

Depreciation and amortization
Card	$23,989	$23,173	$21,798
Payroll	1,153	694	918
Heartland School Solutions	482	1,412	—
Campus Solutions	418	263	802
Other	1,549	1,428	1,387
Unallocated Corporate Administration Amounts	241	471	556
Total depreciation and amortization	$27,832	$27,441	$25,461

Interest Income
Card	$201	$142	$134
Total interest income	$201	$142	$134

Interest Expense
Card	$3,729	$4,329	$4,963
Campus Solutions	7	2	—
Other	—	3	19
Reconciling	(290)	(212)	(204)
Total interest expense	$3,446	$4,122	$4,778

Net income from continuing operations
Card	$76,040	$69,325	$57,114
Payroll	1,682	393	1,019
Heartland School Solutions	5,371	2,255	—
Campus Solutions	(104)	(404)	(1,475)
Other	626	877	(692)
Unallocated corporate administration amounts	(19,262)	(29,458)	(21,783)
Total net income from continuing operations	$64,353	$42,988	$34,183

Assets
Card	$466,169	$451,757	$470,780
Payroll	166,317	53,750	47,168
Heartland School Solutions	71,182	52,520	8,372
Campus Solutions	77,169	6,826	6,509
Other	32,577	32,068	28,635
Total assets	$813,414	$596,921	$561,464

19. Earnings Per Share

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share)
Numerator:
Income from continuing operations attributable to Heartland	$64,353	$42,988	$34,183
Income from discontinued operations attributable to Heartland	1,536	951	354
Net income attributable to Heartland	$65,889	$43,939	$34,537

Denominator:
Basic weighted average shares outstanding	38,468	38,931	37,994
Effect of dilutive instruments:
Stock options and restricted stock units	1,590	1,302	1,316
Diluted weighted average shares outstanding	40,058	40,233	39,310

Basic earnings per share:
Income from continuing operations	$1.67	$1.10	$0.90
Income from discontinued operations	$0.04	$0.03	$0.01
Basic earnings per share	$1.71	$1.13	$0.91
Diluted earnings per share:
Income from continuing operations	$1.60	$1.07	$0.87
Income from discontinued operations	$0.04	$0.02	$0.01
Diluted earnings per share	$1.64	$1.09	$0.88

20. Discontinued Operation

In the fourth quarter 2012, the Company along with the 30% non-controlling shareholders of CPOS entered into an agreement to sell CPOS to a third party. CPOS was not a significant subsidiary and the Company will have no continuing involvement in its operations. After receiving regulatory approval, the transaction settled on January 31, 2013. The total sales price was $30.3 million cash including net working capital, of which the Company received $20.9 million for its 70% ownership in CPOS. The Company presented CPOS as a discontinued operation in the accompanying consolidated financial statements.

Assets held for sale and liabilities related to assets held for sale included the following at December 31, 2012 and 2011:

	As of December 31,
	2012	2011
	(In thousands)
Cash and cash equivalents	$2,141	$2,419
Receivables, net	904	713
Investments held to maturity	3,229	1,310
Inventory	406	446
Property and equipment, net	620	540
Goodwill	9,337	9,144
Intangible assets, net	260	339
Other assets	147	182
Total assets held for sale	$17,044	$15,093

Accounts payable	$497	$658
Processing liabilities	86	14
Accrued expenses and other liabilities	1,089	1,514
Total liabilities related to assets held for sale	$1,672	$2,186

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

Income from discontinued operations for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands of dollars):

	As of December 31,
	2012	2011	2010
Revenues	$13,123	$11,373	$8,498
Expenses	10,186	9,471	7,875
Income from operations	2,937	1,902	623
Income from discontinued operations, net of income tax	2,185	1,359	477
Net income from discontinued operations attributable to non-controlling interests	649	408	123
Net income from discontinued operations attributable to Heartland	1,536	951	354

21. Quarterly Consolidated Results of Income (Unaudited)

The Company's unaudited quarterly results of operations for the years ended December 31, 2012 and 2011 were as follows:

	For the Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(In thousands, except per share data)
Total revenues	$467,576	$515,218	$530,677	$499,965
Costs of services	413,232	454,920	461,084	434,465
General and administrative expenses	31,549	31,309	36,787	40,289
Total expenses	444,781	486,229	497,871	474,754
Income from operations	22,795	28,989	32,806	25,211
Net income attributable to Heartland	13,754	17,801	19,380	14,954

Diluted earnings per share:
Income from continuing operations	$0.33	$0.43	$0.47	$0.37
Income from discontinued operations	0.01	0.01	0.01	0.01
Diluted earnings per share	0.34	0.44	0.48	0.38

	For the Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(In thousands, except per share data)
Total revenues	$465,130	$522,932	$528,980	$468,535
Costs of services	421,959	473,734	476,932	411,106
General and administrative expenses	28,844	28,170	31,050	37,701
Total expenses	450,803	501,904	507,982	448,807
Income from operations	14,327	21,028	20,998	19,728
Net income attributable to Heartland	7,815	12,258	12,646	11,220

Diluted earnings per share:
Income from continuing operations	$0.20	$0.30	$0.30	$0.27
Income from discontinued operations	—	0.01	0.01	0.01
Diluted earnings per share	0.20	0.31	0.31	0.28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of December 31, 2012. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of December 31, 2012, management believes that the Company's internal control over financial reporting is effective based on this assessment and those criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is presented in the Annual Report on Form 10-K.

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
ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included in Item 10 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION
The information required to be included in Item 11 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be included in Item 12 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be included in Item 13 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be included in Item 14 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

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
10.1
Processing Services Agreement dated April 1, 2002 between Vital Processing Services L.L.C. and Heartland Payment Systems, Inc., as amended (Incorporated by reference to Exhibit 10.6 in the Registrant's Registration Statement on Form S-1, as amended (333-118073)).

10.2
Merchant Processing Agreement dated April 1, 2002 between KeyBank National Association and Heartland Payment Systems, Inc., as amended (Incorporated by reference to Exhibit 10.7 in the Registrant's Registration Statement on Form S-1, as amended (333-118073)).

10.3
Withdrawal and Redemption Agreement dated May 8, 2000, among Heartland Payment
Systems, LLC, Triad LLC, Heartland Bank and Heartland Card Company (Incorporated by reference to Exhibit 10.8 in the Registrant's Registration Statement on Form S-1, as amended (333-118073)).

10.4
Lease Agreement dated September 2004, between Heartland Payment Systems, Inc. and
Bank of America, N.A. for 90 Nassau Street, Princeton, New Jersey 08542 (Incorporated by reference to Exhibit 10.19 in the Registrant's Registration Statement on Form S-1, as amended (333-118073)).

10.5
First Amendment to Lease Agreement, dated March 17, 2005, between Heartland Payment Systems, Inc. and First State Investors 5200, LLC for 90 Nassau Street, Princeton, New Jersey 08542 (Incorporated by reference to Exhibit 10.20 in the Registrant's Registration Statement on Form S-1, as amended (333-118073)).

10.6**
Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.21 in the Registrant's Registration Statement on Form S-1, as amended (333-118073)).

10.7**
Form of Employee Incentive Stock Option Agreement Under 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.22 in the Registrant's Registration Statement on Form S-1, as amended (333-118073)).

10.8	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.26 in the Registrant's Registration Statement on Form S-1, as amended (333-118073)).
10.9**
Heartland Payment Systems, Inc. Second Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 in the Registrant's Registration Statement on Form S-1, as amended (333-118073)).

10.10**	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2006).
10.11**
Form of Employee Confidential Information and Noncompetition Agreement entered into by Robert H.B. Baldwin, Jr. with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.34 to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2006).

10.12**
Supplement No. I to Employee Confidential Information and Noncompetition Agreement by and between Robert H.B. Baldwin, Jr. and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.35 to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2006).

10.13**
Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Robert O. Carr with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.37 to the Registrant's Current Report on Form 8-K filed on May 4, 2007).

10.14
Credit Agreement dated as of September 5, 2007, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 5, 2007).

10.15
American Express Establishment Sales and Servicing Program Agreement dated as of December 20, 2007 between Heartland Payment Systems, Inc. and American Express Travel Related Services Company. (Incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K filed on March 10, 2008).

Exhibit Number	Description
10.16**	Heartland Payment Systems, Inc. 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2008).
10.17
Amended and Restated Credit Agreement dated as of May 30, 2008, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.43 to the Registrant's Annual Report Amendment No. 3 on Form 10-K/A filed on July 10, 2009).

10.18
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

10.19**
Form of Employee Incentive Stock Option Agreement Under 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 filed on November 19, 2008 (File No.  333-155450)).

10.20**	Form of Employee Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.46 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2009).
10.21**
Amendment No. I to Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 11, 2009 entered into by Robert O. Carr with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.47 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2009).

10.22**
Performance-Based Stock Option Agreement under the 2008 Equity Incentive Plan dated May 11, 2009 between Heartland Payment Systems, Inc. and Robert O. Carr. (Incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2009).

10.23**
Performance-Based Stock Option Agreement under the 2008 Equity Incentive Plan dated May 11, 2009 between Heartland Payment Systems, Inc. and Robert O. Carr. (Incorporated by reference to Exhibit 10.49 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2009).

10.24
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

10.25
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

10.26
Amended and Restated Credit Agreement dated as of May 30, 2008, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 4, 2008).

10.27
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

10.28
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

10.29
Agreement of Settlement and Release, dated December 17, 2009, by and between Heartland Payment Systems, Inc., a Delaware corporation, and American Express Travel Related Services Company, Inc., a New York Corporation (Incorporated by reference to Exhibit 10.55 to the Registrant's Annual Report on Form 10-K filed on March 10, 2010).

10.30
Bridge Loan Agreement dated as of February 18, 2010 among Heartland Payment Systems, Inc., KeyBank National Association, as administrative agent, and KeyBank National Association and Heartland Bank as bridge lenders. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 24, 2010).

10.31
Amendment No. 2 and Amended and Restated Credit Agreement and Partial Release of Collateral dated as of February 18, 2010, among Heartland Payment Systems, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on February 24, 2010).

10.32
Commitment Increase Agreement between Heartland Payment Systems, Inc, and KeyBank National Association, and accepted by JPMorgan Chase Bank, N.A. as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on February 24, 2010).

10.33**	Amendment and Restatement of Heartland Payment Systems, Inc.'s 2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 18, 2010).
10.34
Settlement Agreement between Heartland Payment Systems, Inc. and MasterCard International Incorporated dated May 19, 2010 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 19, 2010).

10.35
Amendment No.1 dated as of July 2, 2010 to the Settlement Agreement dated as of May 19, 2010 by and between MasterCard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on November 8, 2010).

Exhibit Number	Description
10.36
Amendment No.2 dated as of July 13, 2010 to the Settlement Agreement dated as of May 19, 2010, as amended by amendment dated July 2, 2010, by and between MasterCard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed on November 8, 2010).

10.37
Amendment No.3 dated as of August 6, 2010 to the Settlement Agreement dated as of May 19, 2010, as amended by amendments dated July 2, 2010 and July 13, 2010, by and between MasterCard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q filed on November 8, 2010).

10.38
Waiver Agreement dated as of August 27, 2010, by and among MasterCard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q filed on November 8, 2010).

10.39
Agreement of Settlement and Release, effective as of August 31, 2010, is entered into by and between Heartland Payment Systems, Inc., a Delaware corporation, and DFS Services LLC, a Delaware corporation. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q filed on November 8, 2010).

10.40
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

10.41
International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of December 30, 2010 between Heartland Payment Systems, Inc., a Delaware corporation, and Bank of America, N.A., a Delaware corporation. (Incorporated by reference to Exhibit 10.67 to the Registrant's Current Report on Form 10-K filed on March 10, 2011).

10.42
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

10.43**
Offer Letter between Maria Rueda and Heartland Payment Systems, Inc. dated April 11, 2011. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 15, 2011).

10.44**
Employee Confidential Information and Noncompetition Agreement between Maria Rueda and Heartland Payment Systems, Inc. dated April 11, 2011. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 15, 2011).

10.45**	Form of Performance-Based Employee Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on May 6, 2011).
10.46**
Separation Agreement dated September 27, 2011 between Heartland Payment Systems, Inc. (the
“Company”) and Steven M. Elefant, former Chief Information Officer of the Company. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on November 4, 2011).

10.47
Amendment Number Three to the Merchant Processing Agreement dated April 1, 2002, as amended, between Heartland Payment Systems, Inc. and KeyBank National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 22, 2011).

10.48**	Form of Time Vesting Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.74 to the Registrant's Current Report on Form 10-K filed on February 28, 2012).
10.49**	Form of Performance-Based Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.75 to the Registrant's Current Report on Form 10-K filed on February 28, 2012).
10.50	Merchant Financial Services Agreement with Wells Fargo Bank, N.A dated February 8, 2012. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on May 7, 2012).
10.51
Amendment No. 1 to the Merchant Financial Services Agreement between Wells Fargo Bank, N.A. and Heartland Payment Systems, Inc. dated April 30, 2012. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed on May 7, 2012).

10.52
Uncommitted Revolving Line of Credit Agreement, dated July 20, 2012 by and among Wells Fargo Bank, National Association, as lender and as sponsor bank, Heartland Payment Systems, Inc., a Delaware corporation and each guarantor thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 26, 2012).

10.53
Uncommitted Revolving Line of Credit Note, dated July 20, 2012 between Heartland Payment Systems, Inc., a Delaware corporation and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 26, 2012).

10.54
Intercreditor Agreement, dated as of July 20, 2012, among Heartland Payment Systems, Inc., a Delaware corporation, Wells Fargo Bank, National Association, as Sponsor and JPMorgan Chase Bank, N.A., as the Bank Group Administrative Agent for the Bank Group Lenders. (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 26, 2012).

10.55
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

10.56**	Offer Letter between David Gilbert and Heartland Payment Systems, Inc. dated May 21, 2012. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q filed on August 6, 2012).

Exhibit Number	Description
10.57**
Employee Confidential Information and Noncompetition Agreement between David Gilbert and Heartland Payment Systems, Inc. dated June 14, 2012. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q filed on August 6, 2012).

10.58**	Offer Letter between Ian M. Drysdale and Heartland Payment Systems, Inc. dated July 9, 2012. (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q filed on August 6, 2012).
10.59**
Employee Confidential Information and Noncompetition Agreement between Ian M. Drysdale and Heartland Payment Systems, Inc. dated July 9, 2012. (Incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q filed on August 6, 2012).

10.60**
Employee Confidential Information and Noncompetition Agreement between Michael A. Lawler and Heartland Payment Systems, Inc. dated July 13, 2012. (Incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-Q filed on August 6, 2012).

10.61
Merchant BIN and ICA Sponsorship and Services Agreement entered into by and between Heartland Payment Systems, Inc. and The Bancorp Bank as of November 23, 2009. (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant's Form 10-Q for the Quarter Ended September 30, 2012 filed on February 20, 2013).

10.62
Revolving Credit Commitment Increase Agreement, dated December 12, 2012, by and among Heartland Payment Systems, Inc., JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank, and the existing lenders listed on the signature page thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 18, 2012).

*10.63**	Form of Total Shareholder Return Performance Restricted Stock Unit Agreement.
*21.1	List of Subsidiaries of Registrant.
*23.1	Consent of Deloitte & Touche LLP.
*31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101
The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) The Consolidated Statements of Comprehensive Income (iii) The Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flow; (v) the Consolidated Statements of Equity; and (vi) the Notes to the Consolidated Financial Statements.

* Filed herewith.
** Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 1, 2013

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

By:     /s/ Robert O. Carr
Robert O. Carr
Chief Executive Officer
(Principal Executive Officer)

By:     /s/ Maria Rueda
Maria Rueda
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2013.

SIGNATURE	TITLE
/s/ ROBERT O. CARR	Chairman of the Board and Chief Executive Officer
Robert O. Carr	(Principal Executive Officer)

/s/ MARIA RUEDA	Chief Financial Officer
Maria Rueda	(Principal Financial and Accounting Officer)

/s/ MAUREEN BREAKIRON-EVANS	Director
Maureen Breakiron-Evans

/s/ MITCHELL L. HOLLIN	Director
Mitchell L. Hollin

/s/ ROBERT H. NIEHAUS	Director
Robert H. Niehaus

/s/ MARC J. OSTRO	Director
Marc J. Ostro

/s/ JONATHAN PALMER	Director
Jonathan Palmer

/s/ GEORGE F. RAYMOND	Director
George F. Raymond

/s/ RICHARD W. VAGUE	Director
Richard W. Vague

Exhibit Index

Exhibit Number	Description
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
10.1
Processing Services Agreement dated April 1, 2002 between Vital Processing Services L.L.C. and Heartland Payment Systems, Inc., as amended (Incorporated by reference to Exhibit 10.6 in the Registrant's Registration Statement on Form S-1, as amended (333-118073)).

10.2
Merchant Processing Agreement dated April 1, 2002 between KeyBank National Association and Heartland Payment Systems, Inc., as amended (Incorporated by reference to Exhibit 10.7 in the Registrant's Registration Statement on Form S-1, as amended (333-118073)).

10.3
Withdrawal and Redemption Agreement dated May 8, 2000, among Heartland Payment
Systems, LLC, Triad LLC, Heartland Bank and Heartland Card Company (Incorporated by reference to Exhibit 10.8 in the Registrant's Registration Statement on Form S-1, as amended (333-118073)).

10.4
Lease Agreement dated September 2004, between Heartland Payment Systems, Inc. and
Bank of America, N.A. for 90 Nassau Street, Princeton, New Jersey 08542 (Incorporated by reference to Exhibit 10.19 in the Registrant's Registration Statement on Form S-1, as amended (333-118073)).

10.5
First Amendment to Lease Agreement, dated March 17, 2005, between Heartland Payment
Systems, Inc. and First State Investors 5200, LLC for 90 Nassau Street, Princeton, New
Jersey 08542 (Incorporated by reference to Exhibit 10.20 in the Registrant's Registration Statement on Form S-1, as amended (333-118073)).

10.6**
Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.21 in the Registrant's Registration Statement on Form S-1, as amended (333-118073)).

10.7**
Form of Employee Incentive Stock Option Agreement Under 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.22 in the Registrant's Registration Statement on Form S-1, as amended (333-118073)).

10.8	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.26 in the Registrant's Registration Statement on Form S-1, as amended (333-118073)).
10.9**
Heartland Payment Systems, Inc. Second Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 in the Registrant's Registration Statement on Form S-1, as amended (333-118073)).

10.10**	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2006).
10.11**
Form of Employee Confidential Information and Noncompetition Agreement entered into by Robert H.B. Baldwin, Jr. with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.34 to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2006).

10.12**
Supplement No. I to Employee Confidential Information and Noncompetition Agreement by and between Robert H.B. Baldwin, Jr. and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.35 to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2006).

10.13**
Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Robert O. Carr with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.37 to the Registrant's Current Report on Form 8-K filed on May 4, 2007).

10.14
Credit Agreement dated as of September 5, 2007, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 5, 2007).

10.15
American Express Establishment Sales and Servicing Program Agreement dated as of December 20, 2007 between Heartland Payment Systems, Inc. and American Express Travel Related Services Company. (Incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K filed on March 10, 2008).

10.16**	Heartland Payment Systems, Inc. 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2008).
10.17
Amended and Restated Credit Agreement dated as of May 30, 2008, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.43 to the Registrant's Annual Report Amendment No. 3 on Form 10-K/A filed on July 10, 2009).

10.18
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

10.19**
Form of Employee Incentive Stock Option Agreement Under 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 filed on November 19, 2008 (File No.  333-155450)).

10.20**	Form of Employee Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.46 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2009).
10.21**
Amendment No. I to Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 11, 2009 entered into by Robert O. Carr with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.47 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2009).

10.22**
Performance-Based Stock Option Agreement under the 2008 Equity Incentive Plan dated May 11, 2009 between Heartland Payment Systems, Inc. and Robert O. Carr. (Incorporated by reference to Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2009).

10.23**
Performance-Based Stock Option Agreement under the 2008 Equity Incentive Plan dated May 11, 2009 between Heartland Payment Systems, Inc. and Robert O. Carr. (Incorporated by reference to Exhibit 10.49 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2009).

10.24
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

10.25
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

10.26
Amended and Restated Credit Agreement dated as of May 30, 2008, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 4, 2008).

10.27
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

10.28
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

10.29
Agreement of Settlement and Release, dated December 17, 2009, by and between Heartland Payment Systems, Inc., a Delaware corporation, and American Express Travel Related Services Company, Inc., a New York Corporation (Incorporated by reference to Exhibit 10.55 to the Registrant's Annual Report on Form 10-K filed on March 10, 2010).

10.30
Bridge Loan Agreement dated as of February 18, 2010 among Heartland Payment Systems, Inc., KeyBank National Association, as administrative agent, and KeyBank National Association and Heartland Bank as bridge lenders. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 24, 2010).

10.31
Amendment No. 2 and Amended and Restated Credit Agreement and Partial Release of Collateral dated as of February 18, 2010, among Heartland Payment Systems, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on February 24, 2010).

10.32
Commitment Increase Agreement between Heartland Payment Systems, Inc, and KeyBank National Association, and accepted by JPMorgan Chase Bank, N.A. as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on February 24, 2010).

10.33**	Amendment and Restatement of Heartland Payment Systems, Inc.'s 2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 18, 2010).
10.34
Settlement Agreement between Heartland Payment Systems, Inc. and MasterCard International Incorporated dated May 19, 2010 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 19, 2010).

10.35
Amendment No.1 dated as of July 2, 2010 to the Settlement Agreement dated as of May 19, 2010 by and between MasterCard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on November 8, 2010).

10.36
Amendment No.2 dated as of July 13, 2010 to the Settlement Agreement dated as of May 19, 2010, as amended by amendment dated July 2, 2010, by and between MasterCard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed on November 8, 2010).

10.37
Amendment No.3 dated as of August 6, 2010 to the Settlement Agreement dated as of May 19, 2010, as amended by amendments dated July 2, 2010 and July 13, 2010, by and between MasterCard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q filed on November 8, 2010).

10.38
Waiver Agreement dated as of August 27, 2010, by and among MasterCard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q filed on November 8, 2010).

10.39
Agreement of Settlement and Release, effective as of August 31, 2010, is entered into by and between Heartland Payment Systems, Inc., a Delaware corporation, and DFS Services LLC, a Delaware corporation. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q filed on November 8, 2010).

10.40
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

10.41
International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of December 30, 2010 between Heartland Payment Systems, Inc., a Delaware corporation, and Bank of America, N.A., a Delaware corporation. (Incorporated by reference to Exhibit 10.67 to the Registrant's Current Report on Form 10-K filed on March 10, 2011).

10.42
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

10.43**
Offer Letter between Maria Rueda and Heartland Payment Systems, Inc. dated April 11, 2011. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 15, 2011).

10.44**
Employee Confidential Information and Noncompetition Agreement between Maria Rueda and Heartland Payment Systems, Inc. dated April 11, 2011. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 15, 2011).

10.45**	Form of Performance-Based Employee Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on May 6, 2011).
10.46**
Separation Agreement dated September 27, 2011 between Heartland Payment Systems, Inc. (the
“Company”) and Steven M. Elefant, former Chief Information Officer of the Company. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on November 4, 2011).

10.47
Amendment Number Three to the Merchant Processing Agreement dated April 1, 2002, as amended, between Heartland Payment Systems, Inc. and KeyBank National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 22, 2011).

10.48**	Form of Time Vesting Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.74 to the Registrant's Current Report on Form 10-K filed on February 28, 2012).
10.49**	Form of Performance-Based Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.75 to the Registrant's Current Report on Form 10-K filed on February 28, 2012).
10.50	Merchant Financial Services Agreement with Wells Fargo Bank, N.A dated February 8, 2012. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on May 7, 2012).
10.51
Amendment No. 1 to the Merchant Financial Services Agreement between Wells Fargo Bank, N.A. and Heartland Payment Systems, Inc. dated April 30, 2012. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed on May 7, 2012).

10.52
Uncommitted Revolving Line of Credit Agreement, dated July 20, 2012 by and among Wells Fargo Bank, National Association, as lender and as sponsor bank, Heartland Payment Systems, Inc., a Delaware corporation and each guarantor thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 26, 2012).

10.53
Uncommitted Revolving Line of Credit Note, dated July 20, 2012 between Heartland Payment Systems, Inc., a Delaware corporation and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 26, 2012).

10.54
Intercreditor Agreement, dated as of July 20, 2012, among Heartland Payment Systems, Inc., a Delaware corporation, Wells Fargo Bank, National Association, as Sponsor and JPMorgan Chase Bank, N.A., as the Bank Group Administrative Agent for the Bank Group Lenders. (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 26, 2012).

10.55
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

10.56**	Offer Letter between David Gilbert and Heartland Payment Systems, Inc. dated May 21, 2012. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q filed on August 6, 2012).
10.57**
Employee Confidential Information and Noncompetition Agreement between David Gilbert and Heartland Payment Systems, Inc. dated June 14, 2012. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q filed on August 6, 2012).

10.58**	Offer Letter between Ian M. Drysdale and Heartland Payment Systems, Inc. dated July 9, 2012. (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q filed on August 6, 2012).
10.59**
Employee Confidential Information and Noncompetition Agreement between Ian M. Drysdale and Heartland Payment Systems, Inc. dated July 9, 2012. (Incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q filed on August 6, 2012).

10.60**
Employee Confidential Information and Noncompetition Agreement between Michael A. Lawler and Heartland Payment Systems, Inc. dated July 13, 2012. (Incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-Q filed on August 6, 2012).

10.61
Merchant BIN and ICA Sponsorship and Services Agreement entered into by and between Heartland Payment Systems, Inc. and The Bancorp Bank as of November 23, 2009. (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant's Form 10-Q for the Quarter Ended September 30, 2012 filed on February 20, 2013).

10.62
Revolving Credit Commitment Increase Agreement, dated December 12, 2012, by and among Heartland Payment Systems, Inc., JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank, and the existing lenders listed on the signature page thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 18, 2012).

*10.63**	Form of Total Shareholder Return Performance Restricted Stock Unit Agreement.
*21.1	List of Subsidiaries of Registrant.
*23.1	Consent of Deloitte & Touche LLP.
*31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101
The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Comprehensive Income; (ii) The Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flow; (iv) the Consolidated Statements of Equity; and (v) the Notes to the Consolidated Financial Statements.

* Filed herewith.
** Management contract or compensatory plan or arrangement