Form 10-Q
period 2013-03-31
HEARTLAND PAYMENT SYSTEMS INC
filed 2013-05-06
CIK 1144354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
As of May 1, 2013, there were 36,329,939 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$37,504	$48,440
Funds held for customers	142,011	131,405
Receivables, net	226,485	180,448
Investments	1,299	1,199
Inventory	10,243	9,694
Prepaid expenses	13,712	10,421
Current deferred tax assets, net	10,311	10,475
Assets held for sale	—	17,044
Total current assets	441,565	409,126
Capitalized customer acquisition costs, net	55,747	56,425
Property and equipment, net	129,167	125,031
Goodwill	170,449	168,062
Intangible assets, net	48,905	53,594
Deposits and other assets, net	1,165	1,176
Total assets	$846,998	$813,414

Liabilities and Equity
Current liabilities:
Due to sponsor banks	$1,749	$37,586
Accounts payable	68,283	64,065
Customer fund deposits	142,011	131,405
Processing liabilities	160,928	95,273
Current portion of borrowings	102,001	102,001
Current portion of accrued buyout liability	11,468	10,478
Accrued expenses and other liabilities	36,541	47,817
Current tax liabilities	3,155	4,323
Liabilities related to assets held for sale	—	1,672
Total current liabilities	526,136	494,620
Deferred tax liabilities, net	31,618	29,632
Reserve for unrecognized tax benefits	3,386	3,069
Long-term portion of borrowings	45,000	50,000
Long-term portion of accrued buyout liability	25,288	24,932
Total liabilities	631,428	602,253
Commitments and contingencies	—	—

Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 37,804,792 and 37,571,708 shares issued at March 31, 2013 and December 31, 2012; 36,597,692 and 36,855,908 outstanding at March 31, 2013 and December 31, 2012	38	38
Additional paid-in capital	226,643	222,705
Accumulated other comprehensive loss	(271)	(399)
Retained earnings	24,608	7,629
Treasury stock, at cost (1,207,100 and 715,800 shares at March 31, 2013 and December 31, 2012)	(35,448)	(20,187)
Total stockholders’ equity	215,570	209,786
Noncontrolling interests	—	1,375
Total equity	215,570	211,161
Total liabilities and equity	$846,998	$813,414
See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Total revenues	$501,239	$467,576
Costs of services:
Interchange	307,072	297,948
Dues, assessments and fees	47,332	43,868
Processing and servicing	59,397	55,628
Customer acquisition costs	10,733	11,436
Depreciation and amortization	4,090	4,352
Total costs of services	428,624	413,232
General and administrative	45,840	31,549
Total expenses	474,464	444,781
Income from operations	26,775	22,795
Other income (expense):
Interest income	34	104
Interest expense	(1,234)	(850)
Provision for processing system intrusion costs	(206)	(157)
Other, net	116	—
Total other expense	(1,290)	(903)
Income from continuing operations before income taxes	25,485	21,892
Provision for income taxes	9,840	8,366
Net income from continuing operations	15,645	13,526
Income from discontinued operations, net of income tax of $2,135 and $133	3,970	326
Net income	19,615	13,852
Less: Net income attributable to noncontrolling interests	56	98
Net income attributable to Heartland	$19,559	$13,754

Amounts Attributable to Heartland:
Net income from continuing operations	$15,645	$13,526
Income from discontinued operations, net of income tax and non-controlling interests	3,914	228
Net income attributable to Heartland	$19,559	$13,754

Basic earnings per share:
Income from continuing operations	$0.42	$0.34
Income from discontinued operations	0.11	0.01
Basic earnings per share	$0.53	$0.35

Diluted earnings per share:
Income from continuing operations	$0.41	$0.33
Income from discontinued operations	0.10	0.01
Diluted earnings per share	$0.51	$0.34

Weighted average number of common shares outstanding:
Basic	36,841	38,837
Diluted	38,374	40,560

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012

Net income	$19,615	$13,852
Other comprehensive income (loss):
Unrealized gains on investments, net of income tax of $4 and $7	3	11
Unrealized gains (losses) on derivative financial instruments, net of tax of $43 and ($6)	80	(6)
Foreign currency translation adjustment	(54)	231
Comprehensive income	19,644	14,088
Less: Comprehensive income attributable to noncontrolling interests	40	167
Comprehensive income attributable to Heartland	$19,604	$13,921

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Heartland Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares	Amount
Three Months Ended March 31, 2012
Balance, January 1, 2012	38,848	$39	$207,643	$(680)	$29,236	$(16,828)	$642	$220,052
Issuance of common stock– options exercised	545	1	6,842	—	—	—	—	6,843
Excess tax benefit on employee share-based compensation	—	—	1,321	—	—	—	—	1,321
Repurchase of common stock	(419)	—	—	—	—	(11,389)	—	(11,389)
Share-based compensation	—	—	2,934	—	—	—	—	2,934
Other comprehensive income	—	—	—	167	—	—	69	236
Dividends on common stock ($0.06 per share)	—	—	—	—	(2,336)	—	—	(2,336)
Net income for the period	—	—	—	—	13,754	—	98	13,852
Balance, March 31, 2012	38,974	$40	$218,740	$(513)	$40,654	$(28,217)	$809	$231,513

Three Months Ended March 31, 2013
Balance, January 1, 2013	36,856	$38	$222,705	$(399)	$7,629	$(20,187)	$1,375	$211,161
Issuance of common stock– options exercised	89	—	1,158	—	—	—	—	1,158
Issuance of common stock- RSU's vested	144	—	(2,839)	—	—	—	—	(2,839)
Excess tax benefit on employee share-based compensation	—	—	1,753	—	—	—	—	1,753
Repurchase of common stock	(491)	—	—	—	—	(15,261)	—	(15,261)
Share-based compensation	—	—	3,866	—	—	—	—	3,866
Changes in equity from sale of discontinued operation	—	—	—	83	—	—	(1,415)	(1,332)
Other comprehensive income	—	—	—	45	—	—	(16)	29
Dividends on common stock ($0.07 per share)	—	—	—	—	(2,580)	—	—	(2,580)
Net income for the period	—	—	—	—	19,559	—	56	19,615
Balance, March 31, 2013	36,598	$38	$226,643	$(271)	$24,608	$(35,448)	$—	$215,570

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$19,615	$13,852
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	11,256	11,197
Other depreciation and amortization	7,214	7,383
Addition to loss reserves	802	267
(Recovery) provision for doubtful receivables	(292)	83
Deferred taxes	1,251	3,602
Share-based compensation	3,866	2,934
Write downs on fixed assets and system development costs	57	—
Gain on sale of business	(3,786)	—
Changes in operating assets and liabilities:
Increase in receivables	(45,664)	(7,268)
(Increase) decrease in inventory	(608)	792
Payment of signing bonuses, net	(5,780)	(7,554)
Increase in capitalized customer acquisition costs	(4,798)	(3,968)
(Increase) decrease in prepaid expenses	(3,128)	297
Decrease in current tax assets	598	2,378
Increase in deposits and other assets	(1,054)	(28)
Excess tax benefits on employee share-based compensation	(1,753)	(1,321)
Increase in reserve for unrecognized tax benefits	317	219
(Decrease) increase in due to sponsor banks	(35,836)	2,454
Increase in accounts payable	4,051	2,614
Decrease in accrued expenses and other liabilities	(14,197)	(10,263)
Increase in processing liabilities	64,803	5,586
Payouts of accrued buyout liability	(2,929)	(2,297)
Increase in accrued buyout liability	4,275	4,207
Net cash (used in) provided by operating activities	(1,720)	25,166
Cash flows from investing activities
Purchase of investments	(609)	(206)
Maturities of investments	201	575
Increase in funds held for customers	(10,599)	(11,054)
Increase in customer fund deposits	10,606	11,073
Proceeds from sale of business	19,343	—
Purchases of property and equipment	(11,351)	(7,361)
Net cash provided by (used in) investing activities	7,591	(6,973)
Cash flows from financing activities
Principal payments on borrowings	(5,000)	(3,751)
Proceeds from exercise of stock options	1,158	6,842
Excess tax benefits on employee share-based compensation	1,753	1,321
Repurchases of common stock	(14,280)	(10,672)
Dividends paid on common stock	(2,580)	(2,336)
Net cash used in financing activities	(18,949)	(8,596)

Net (decrease) increase in cash	(13,078)	9,597
Effect of exchange rates on cash	1	45
Cash at beginning of year	50,581	40,301
Cash at end of period	$37,504	$49,943

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,041	$771
Income taxes	7,683	2,302
See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Operations
Basis of Financial Statement Presentation— The accompanying condensed consolidated financial statements include those of Heartland Payment Systems, Inc. (the “Company,” “we,” “us,” or “our”) and its wholly-owned subsidiaries, Heartland Payroll Company (“HPC”), Ovation Payroll, Inc. ("Ovation"), Educational Computer Systems, Inc. ("ECSI"), Debitek, Inc. (“Debitek”) and Heartland Acquisition LLC (“Network Services”), and its previously 70% owned subsidiary Collective POS Solutions Ltd. (“CPOS”). The Company entered into an agreement during the fourth quarter of 2012 to sell CPOS. The transaction was settled on January 31, 2013 and the Company recorded a gain on the sale in the first quarter of 2013. The Company presented CPOS as a discontinued operation in the accompanying condensed consolidated financial statements. See Note 15, Discontinued Operations for more detail. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company's management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company's financial position at March 31, 2013, its results of operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2013 and 2012. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012. The December 31, 2012 condensed consolidated balance sheet was derived from the audited 2012 consolidated financial statements.

Business Description—The Company’s principal business is to provide payment processing services related to bankcard transactions for merchants throughout the United States, and until January 31, 2013 in Canada (See Note 15, Discontinued Operations). In addition, the Company provides certain other merchant services, including the sale and rental of terminal equipment, sale of terminal supplies and loyalty and gift card marketing solutions ("Heartland Marketing Solutions"). The Company provides K to 12 school solutions ("Heartland School Solutions") in the United States including school nutrition and point-of-sale and payment solutions. HPC and Ovation provide payroll and related tax filing services throughout the United States. Debitek provides campus payment solutions ("Campus Solutions"), prepaid card and stored-value card payment solutions throughout the United States and Canada. ECSI also provides Campus Solutions, including higher education loan servicing, throughout the United States.
Over 72% of the Company's revenue is derived from processing and settling Visa and MasterCard bankcard transactions for its merchant customers. Because the Company is not a ''member bank'' as defined by Visa and MasterCard, in order to process and settle these bankcard transactions for its merchants, the Company has entered into sponsorship agreements with member banks. Visa and MasterCard rules restrict the Company from performing funds settlement or accessing merchant settlement funds and require that these funds be in the possession of the member bank until the merchant is funded. A sponsorship agreement permits the Company to route Visa and MasterCard bankcard transactions under the member bank's control and identification numbers to clear credit and signature debit bankcard transactions through Visa and MasterCard. A sponsorship agreement also enables the Company to settle funds between cardholders and merchants by delivering funding files to the member bank, which in turn transfers settlement funds to the merchants' bank accounts. These restrictions place the settlement assets and obligations under the control of the member bank.
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
The Company is dependent on its sponsor banks, Visa and MasterCard for notification of any compliance breaches. As of March 31, 2013, the Company has not been notified of any such issues by its Sponsor banks, Visa or MasterCard.

As of March 31, 2013, the Company is party to four bank sponsorship agreements.

•	On February 8, 2012, the Company entered into a sponsorship agreement with Wells Fargo Bank, N.A.
("WFB"). The WFB sponsorship agreement will be in effect until February 8, 2016 and will automatically

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

renew for successive three-year periods unless either party provides six months written notice of non-renewal to the other party. Processing for small and mid-sized merchants (referred to as "Small and Midsized Enterprises," or “SME merchants”) under the WFB sponsorship commenced in August 2012, when that activity was transferred from its previous sponsor, KeyBank, National Association.

•
In November 2009, the Company entered into a sponsorship agreement with The Bancorp Bank to sponsor processing for the Company's large national and mid-tier merchants. The agreement with The Bancorp Bank expires in November 2014 and will automatically renew for successive one-year periods unless either party provides six months written notice of non-renewal to the other party.

•
On March 24, 2011, the Company entered into a sponsorship agreement with Barclays Bank Delaware to sponsor processing for certain of the Company's large national merchants. The agreement with Barclays Bank Delaware expires in March 2016 with an automatic one-year renewal.

•
In 2007, the Company entered into a sponsorship agreement with Heartland Bank, an unrelated third party, to sponsor SME merchant processing. The agreement with Heartland Bank has been renewed through September 2013. The Agreement continues for successive three-year terms unless terminated by either party with 180 days prior written notice. In March 2013 the Company notified Heartland Bank it intends to terminate the sponsorship agreement and has made arrangements for continuing sponsorship with an alternative sponsor bank.

Following is a breakout of the Company’s total Visa and MasterCard settled bankcard processing volume for the month ending March 31, 2013 by percentage processed under its individual bank sponsorship agreements:

	% of	March 2013
Sponsor Bank	Bankcard Processing Volume
Wells Fargo Bank, N.A.	64%
The Bancorp Bank	16%
Barclays Bank Delaware	13%
Heartland Bank	7%

The Company also provides card transaction processing for DFS Services, LLC ("Discover") and is designated as an acquirer by Discover. The agreement with Discover allows the Company to acquire, process and fund transactions directly through Discover's network without the need of a bank sponsor. The Company processes Discover transactions similarly to how it processes Visa and MasterCard transactions. The Company must comply with Discover acquirer operating regulations and uses its sponsor banks to assist in funding its merchants' Discover transactions.

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

Working Capital- The Company's working capital, defined as current assets less current liabilities, was negative by $84.6 million at March 31, 2013 and $85.5 million at December 31, 2012. The negative working capital primarily reflects the Company (a) borrowing $82.0 million under the Revolving Credit Facility to fund the acquisitions of ECSI and Ovation as described above an in Note 3, Acquisitions, (b) using $103.4 million of operating cash to repurchase 3.6 million shares of the Company's common stock during 2012 and (c) using $14.3 million of operating cash to repurchase 491,300 shares during the three months ended March 31, 2013. See Note 10, Credit Facilities for information on the Company's Revolving Credit Facility. The Company believes that its current cash and investment balances, cash generated from operations and its agreements with its sponsor banks to fund SME merchant advances will provide sufficient liquidity to meet its anticipated needs for operating capital for at least the next twelve months.

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
Since its announcement of the Processing System Intrusion on January 20, 2009 and through March 31, 2013, the Company has expensed a total of $147.9 million, before reducing those charges by $31.2 million of total insurance recoveries. The majority of the total charges of approximately $114.7 million relates to settlements of claims. Approximately $33.2 million of the total charges were for legal fees and costs the Company incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

During the three months ended March 31, 2013, the Company incurred approximately $0.2 million, or less than one cent per share, for legal fees and costs it incurred related to the Processing System Intrusion. During the three months ended March 31, 2012, the Company expensed approximately $0.2 million, or less than one cent per share, related to the Processing System Intrusion.

2. Summary of Significant Accounting Policies
Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include, among other things, the accrued buyout liability, capitalized customer acquisition costs, goodwill, loss reserves, certain accounts payable and accrued expenses and certain tax assets and liabilities as well as the related valuation allowances, if any. Actual results could differ from those estimates.
Cash and Cash Equivalents—At March 31, 2013, cash included approximately $19.3 million of processing-related cash in transit and collateral, compared to approximately $31.6 million of processing-related cash in transit and collateral at December 31, 2012.
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

Historically, the Company funded interchange advances to its SME merchants first with its available cash, then when that cash had been expended, by directing its sponsor banks to fund advances, thereby incurring a payable to sponsor banks. In the fourth quarter of 2012, the Company accelerated the end-of-day presentment of transaction funding files to the bankcard networks resulting in its sponsor banks receiving settlement cash one day earlier and increasing funding obligations to its SME merchants, which are carried in processing liabilities. As a result, these merchant interchange advances/receivables are first funded from the accelerated settlement cash received from bankcard networks, then from the Company's available cash or by incurring a payable to its sponsor banks. At March 31, 2013, the Company used $4.0 million of its available cash to fund merchant advances and at December 31, 2012, the Company used $3.8 million of its cash to fund merchant advances. The amount due to sponsor banks for funding advances was $36.3 million at December 31, 2012, but at March 31, 2013 no merchant advances were funded from payables to our sponsor banks. The Company pays its sponsor banks the prime rate on these payables. The payable to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants.

Receivables also include amounts due from bankcard networks which reflects multiple days' processing volume at March 31, 2013 as the current quarter ended on a weekend, as well as pre-funding of Discover and American Express transactions to the Company's merchants and are due from the related bankcard networks. These amounts are recovered the next business day from the date of processing the transaction.

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

Investments and Funds Held for Customers—Investments, including those carried on the Condensed Consolidated Balance Sheets as Funds held for customers, consist primarily of fixed income bond funds and certificates of deposit. Funds held for customers also include overnight bank deposits. The majority of investments carried in Funds held for payroll customers are available-for-sale and recorded at fair value based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. In the event of a sale, cost is determined on a specific identification basis. At March 31, 2013, Funds held for customers included cash and cash equivalents of $140.8 million and investments available for sale of $1.2 million.

The asset funds held for customers and the liability customer fund deposits include: (1) amounts collected from customers prior to funding their payroll liabilities, as well as related tax and fiduciary liabilities for those customers, and (2) amounts collected by Campus Solutions in its capacity as loan servicer, which will be remitted to the customer/owner of the student loans the following month.

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

Management evaluates the capitalized customer acquisition costs for impairment on an annual basis by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of March 31, 2013.

Accrued Expenses and Other Liabilities— Accrued expenses and other liabilities on the Condensed Consolidated
Balance Sheets includes deferred revenue of $7.6 million and $13.0 million at March 31, 2013 and December 31, 2012, respectively, which is primarily related to our Heartland School Solutions and Campus Solutions businesses.

Also included in accrued expenses and other liabilities at March 31, 2013 and December 31, 2012 is $5.1 million and $7.3 million, respectively, relating to the allocation of purchase price to an unfavorable processing contract associated with our September 30, 2011 acquisition of School-Link Technologies, Inc. During the three months ended March 31, 2013 and 2012, we amortized $0.7 million and $1.0 million of this accrued liability against the cash processing costs paid under that contract. During the three months ended March 31, 2013, we recorded an adjustment to the carrying value of this unfavorable processing contract of $1.6 million to adjust the liability to reflect the latest estimate of the expected cash processing costs to be paid over the remainder of the contract. The amortization for the quarter and adjustment to the fair value were included in Cost of services in our Condensed Consolidated Statements of Income.

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

The accrued buyout liability is based on merchants under contract at the balance sheet date, the gross margin generated by those merchants over the prior twelve months, and the contractual buyout multiple. The liability related to a new merchant is therefore zero when the merchant is installed, and increases over the twelve months following the installation date. The same procedure is applied to unvested commissions over the expected vesting period, but is further adjusted to reflect the Company's estimate that 31% of unvested Relationship Managers and sales managers become vested, which represents the Company's historical vesting rate.

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

Revenue—Revenues are mainly comprised of gross processing revenue, payroll processing revenue and equipment-related revenue. Gross processing revenue primarily consists of discount fees, per-transaction fees and periodic fees (primarily monthly) from the processing of Visa, MasterCard, American Express and Discover bankcard transactions for merchants. The Company passes through to its customers any changes in interchange or network fees. Gross processing revenue also includes fees for servicing American Express accounts, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, gift and loyalty card fees, fees generated by our Heartland School Solutions business, and other

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

miscellaneous revenue. Payroll processing revenue includes periodic and annual fees charged by HPC and Ovation for payroll processing services and interest earned from investing tax impound funds held for our customers. Revenue is recorded as bankcard and other processing transactions are processed or payroll services are performed.
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

Other Income (Expense)—Other income (expense) consists of interest income on cash and investments, the interest cost on our borrowings, the gains or losses on the disposal of property and equipment and other non-operating income or expense items. For the three months ended March 31, 2013, other income (expense) included pre-tax income of approximately $0.1 million reflecting the first payment relating to the sale of a group of merchant contracts within our Prepaid Card business.

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
The provision for income taxes for the three months ended March 31, 2013 and 2012 and the resulting effective tax rates were as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Provision for income taxes	$9,840	$8,366
Effective tax rate	38.6%	38.2%

The increase in the effective tax rate for the three months ended March 31, 2013, as compared to March 31, 2012, is due to higher state income tax rates in entities acquired in the fourth quarter 2012.
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment in that period.
The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions, which have been deemed reasonable by management. However, if management's estimates are not representative of actual outcomes, the Company's results could be materially impacted. The Company does not expect any material changes to unrecognized tax benefits in the next twelve months. At March 31, 2013, the reserve for unrecognized tax benefits related to uncertain tax positions was $3.4 million, of which $2.2 million would, if recognized, impact the effective tax rate. At December 31, 2012, the reserve for unrecognized tax benefits related to uncertain tax positions was $3.1 million, of which $2.0 million would, if recognized, impact the effective tax rate.

The Company has received a final determination letter from the Joint Committee of Taxation for 2010 and such Committee has agreed to the “no change" findings of the IRS audit.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Share–Based Compensation— In the fourth quarters of 2010, 2011, and 2012, the Company's Board of Directors approved grants of performance-based Restricted Share Units with grant-specific vesting and performance target terms as shown in the following table:

	Performance Awards by Grant Date
	4th Quarter 2010	4th Quarter 2011	4th Quarter 2012
RSU's Granted	508,800	164,808	72,004
Vested during 2013	50%	—	—
Vesting during 2014	25%	50%	—
Vesting during 2015	25%	50%	50%
Vesting during 2016	—	—	50%
Grant Performance Target	(a)	(b)	(c)

(a)
50% vested on March 1, 2013 since the 2012 diluted earnings per share target of $1.48 was achieved.The remaining Restricted Share Units would vest only if, over the term, the following Pro Forma diluted earnings per share targets for the years ended December 31, 2013, and 2014 are achieved:

	2013	2014
Diluted Earnings Per Share	$1.74	$2.04
Management believes that achieving the performance targets is probable to occur and records share-based compensation expense on these Restricted Share Units.

(b)
These Restricted Share Units would vest only if the Company achieves a Pro Forma diluted earnings per share compound annual growth rate ("CAGR") of seventeen percent (17%) for the two-year period ending December 31, 2013. For each 1% that the CAGR actually achieved by the Company for the two-year period ending on December 31, 2013 is above the 17% target, the number of shares underlying the Restricted Share Units awarded would be increased by 3.09%; provided, however, that the maximum increase in the number of shares that may be awarded is 100%. Likewise, for each 1% that the CAGR actually achieved by the Company for the two-year period ending on December 31, 2013 is below the 17% target, the number of shares underlying the Restricted Share Units awarded would be decreased by 1.13%. If the target CAGR is missed by 80% or more, then the number of shares awarded is zero. Management determined that achieving a CAGR for the two-year period ending December 31, 2013 which would result in earning the maximum 100% increase in the number of shares that may be awarded was probable to occur, and records share-based compensation expense for these Restricted Share Units based on 329,616 shares.

(c)
These Restricted Share Units would vest only if the Company achieves a Pro Forma diluted earnings per share compound annual growth rate ("CAGR") of fifteen percent (15%) for the two-year period ending December 31, 2014. For each 1% that the CAGR actually achieved for the two year period ending on December 31, 2014 is above the 15% target, the number of shares underlying the Restricted Share Units awarded would be increased by 2.08%; provided, however, that the maximum increase in the number of shares that may be awarded is 125%. Likewise, for each 1% that the CAGR actually achieved for the two-year period ending on December 31, 2014 is below the 15% target, the number of shares underlying the Restricted Share Units awarded would be decreased by 1.31%. If the target CAGR is missed by 67% or more, then the number of shares awarded is zero. The Company records expense on these Restricted Share Units based on achieving the 15% target.

Pro Forma diluted earnings per share for (a), (b) and (c) performance targets will be calculated excluding non-operating gains and losses, if any, and excluding the after-tax impact of share-based compensation expense. The closing price of the Company's common stock on the grant date equals the grant date fair value of these nonvested Restricted Share Units awards and will be recognized as compensation expense over their vesting periods.

In the fourth quarter of 2012, the Company's Board of Directors approved target grants of 72,345 Relative Total
Shareholder Return Restricted Share Units (referred to as “TSRs”). These TSRs are nonvested share awards for which vesting percentages and ultimate number of units vesting will be calculated based on the total shareholder return of our common stock as compared to the total shareholder return of 86 peers. The payout schedule can produce vesting percentages ranging from 0%
to 225%. Total shareholder return will be calculated based upon the average closing price for the 30 calendar day period ending
December 9, 2015, divided by the closing price on December 10, 2012. The target number of units is based on achieving a total

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

shareholder return equal to the 65th percentile of the peer group. The Company recorded expense on these TSRs based on achieving the target. A lattice valuation model was applied to measure the grant date fair value of these TSRs.

Diluted earnings per share for the three months ended March 31, 2013 and 2012 were computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options and vesting of Restricted Share Units, where dilutive.

Common Stock Repurchases. On October 21, 2011, July 27, 2012, and November 2, 2012, the Company's Board of Directors authorized the repurchase of up to $50 million worth of the Company's outstanding common stock under each authorization. Repurchases under the October 21, 2011 and July 27, 2012 authorizations were completed during the year ended December 31, 2012. Repurchases under these programs were made through the open market, or in privately negotiated transactions, from time to time in accordance with applicable laws and regulations. The Company intends to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including the proceeds of options exercises. The manner, timing and amount of repurchases, if any, will be determined by management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements. The repurchase program may be modified or discontinued at any time.

	Repurchase Programs by Authorization Date
Activity For the Three Months Ended March 31, 2013	October 2011	July 2012	November 2012	Total
Shares repurchased	—	—	491,300	491,300
Cost of shares repurchased (in thousands)	—	—	$15,261	$15,261
Average cost per share	—	—	$31.06	$31.06
Remaining authorization (in thousands)	—	—	$14,552	$14,552

Activity For the Three months ended March 31, 2012
Shares repurchased	419,249	—	—	419,249
Cost of shares repurchased (in thousands)	$11,388	—	—	$11,388
Average cost per share	$27.16	—	—	$27.16

Activity For the Year ended December 31, 2012
Shares repurchased	1,157,440	1,760,804	715,800	3,634,044
Cost of shares repurchased (in thousands)	$33,172	$50,000	$20,187	$103,359
Average cost per share	$28.66	$28.40	$28.20	$28.44

Future repurchases will be made in accordance with applicable securities laws in the open market or in privately negotiated transactions. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

Derivative Financial Instruments—The Company utilizes derivative instruments to manage interest rate risk on its borrowings under its Credit Agreement (as defined in Note 10 herein). The Company recognizes the fair value of derivative financial instruments in the Condensed Consolidated Balance Sheets in investments, or accrued expenses and other liabilities. Changes in fair value of derivative instruments are recognized immediately in earnings unless the derivative is designated and qualifies as a hedge of future cash flows. For derivatives that qualify as hedges of future cash flows, the effective portion of changes in fair value is recorded in other comprehensive income and reclassified into interest expense in the same periods during which the hedged item affects earnings. Any ineffectiveness of cash flow hedges would be recognized in Other income (expense) in the Condensed Consolidated Statements of Income during the period of change.

In January 2011, the Company entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50 million as a hedge of future cash flows on the variable rate debt outstanding under its Term Credit Facility (as defined in Note 10 herein). These interest rate swaps convert the related notional amount of variable rate debt to fixed rate. The following table summarizes the components of the interest rate swaps.

	March 31, 2013	December 31, 2012
	(in thousands)
Remaining notional value	$32,500	$35,000
Fair value (a)	(696)	(817)
Deferred tax benefit	270	313
(a) Recorded as a liability in accrued expenses and other liabilities

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Foreign Currency—The Canadian dollar is the functional currency of CPOS, which operates in Canada. CPOS' revenues and expenses are translated at the average exchange rates prevailing during the period. The foreign currency assets and liabilities of CPOS were translated at the period-end rate of exchange. The resulting translation adjustment was allocated between the Company and CPOS' noncontrolling interests and was recorded as a component of other comprehensive income or noncontrolling interests in total equity. At March 31, 2012, the cumulative foreign currency translation reflected a loss of $0.1 million. CPOS was sold in a transaction which settled on January 31, 2013. See Note 15, Discontinued Operations for more detail.
Noncontrolling Interests— Noncontrolling interests represent noncontrolling minority stockholders' share of the equity and after-tax net income or loss of CPOS. Noncontrolling minority stockholders' share of after-tax net income or loss of CPOS is included in “Net income attributable to noncontrolling interests” in the Condensed Consolidated Statements of Income. The minority stockholders’ interests included in “noncontrolling interests” in the December 31, 2012 Condensed Consolidated Balance Sheet was $1.4 million and reflected the original investments by these minority shareholders in CPOS, along with their proportionate share of the earnings or losses of CPOS. CPOS was sold in a transaction which settled on January 31, 2013.
Subsequent Events—The Company evaluated subsequent events with respect to the Consolidated Financial Statements as of and for the three months ended March 31, 2013.
New Accounting Pronouncements— From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by us as of the specified effective date.

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

3. Acquisitions

Acquisition transactions in 2012 included:

Lunch Byte Systems, Inc.
On June 29, 2012, the Company expanded its Heartland School Solutions business through its acquisition of the net assets of Lunch Byte Systems, Inc. ("Nutrikids"). The $26.0 million cash payment made on June 29, 2012 for the purchase

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

price was funded through our Revolving Credit Facility and subsequently repaid with cash on hand in July 2012. Beginning July 1, 2012, Nutrikids' results of operations are included in the Company's results of operations. The transaction was accounted for under the purchase method of accounting. The allocation of the total purchase price was as follows: $16.1 million to goodwill, $7.0 million to intangible assets and $2.9 million to net tangible assets. The fair values of the Nutrikids' assets acquired and liabilities assumed were estimated as of their acquisition date. Pro forma results of operations have not been presented because the effect of this acquisition was not material. The entire amount of goodwill is expected to be deductible for income tax reporting. The weighted average amortization life for the 2012 acquired finite lived intangible assets related to acquisition of Nutrikids is as follows:

Weighted-average amortization life
(In years)
Customer relationships	6.0
Software	3.3
Non-compete agreements	5.0
Overall	5.9

Educational Computer Systems, Inc.
On December 14, 2012, the Company purchased for a $37.6 million cash payment, the stock of Educational Computer Systems, Inc. ("ECSI") and net assets of related entities. The cash purchase price was financed under the Company's Revolving Credit Facility. The acquisition expands the Company's Campus Solutions division. ECSI supports the entire life cycle of higher education and post-graduation school/student services, including student loan payment processing, default solutions, refund services, tuition payment plans, electronic billing and payment, tax document services, and business outsourcing to more than 1,800 colleges and universities nationwide. With this acquisition, the Company's Campus Solutions business gained ECSI’s client portfolio, increasing the number of higher education clients to more than 2,000 colleges and universities throughout North America.

The transaction was accounted for under the purchase method of accounting. Beginning December 15, 2012, ECSI results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $32.3 million to goodwill, $10.5 million to intangible assets and $5.2 million to net tangible liabilities. The fair values of ECSI's assets acquired and liabilities assumed were estimated as of their acquisition date and adjusted during the three months ended March 31, 2013 based on the finalization of the purchase price allocation. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Only a portion of the goodwill is expected to be deductible for income tax reporting.

The weighted average amortization life for the 2012 acquired finite lived intangible assets related to acquisition of ECSI is as follows:
Weighted-average amortization life
(In years)
Customer relationships	12.0
Software	5.0
Non-compete agreements	5.0
Overall	9.2

Ovation Payroll, Inc.
On December 31, 2012, the Company purchased for a $44.2 million cash payment, the stock of Ovation Payroll, Inc. ("Ovation"). The cash purchase price was financed under the Company's Revolving Credit Facility. The acquisition expands the Company's existing payroll processing business. Ovation serves over 10,000 clients in 48 states providing payroll processing, payroll tax preparation, Internet payroll reporting, and direct deposit.

The transaction was accounted for under the purchase method of accounting. Beginning January 1, 2013, Ovation's results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $31.3 million to goodwill, $6.6 million to intangible assets and $6.3 million to net tangible assets. The fair values of Ovation's assets acquired and liabilities assumed were estimated as of their acquisition date and adjusted during the three months ended March 31, 2013 based on the finalization of the purchase price allocation. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Goodwill is not expected to be deductible for income tax reporting.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The weighted average amortization life for the 2012 acquired finite lived intangible assets related to acquisition of Ovation is as follows:
Weighted-average amortization life
(In years)
Customer relationships	6.7
Software	1.5
Non-compete agreements	5.0
Overall	5.9

4. Receivables
A summary of receivables by major class was as follows at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(In thousands)
Accounts receivable from merchants	$165,281	$160,702
Accounts receivable from bankcard networks	59,409	19,588
Accounts receivable from others	2,739	1,596
	227,429	181,886
Less allowance for doubtful accounts	(944)	(1,438)
Total receivables, net	$226,485	$180,448
Included in accounts receivable from others are amounts due from employees which are $0.6 million and $0.4 million at March 31, 2013 and December 31, 2012, respectively. Accounts receivable from bankcard networks at March 31, 2013 reflect multiple days' processing volume as the quarter ended on a weekend, and both March 31, 2013 and December 31, 2012 include amounts which were pre-funded to merchants for processing Discover and American Express bankcard transactions.
A summary of the activity in the allowance for doubtful accounts for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Beginning balance	$1,438	$1,407
(Reductions) Additions to allowance	(306)	50
Charges against allowance	(188)	(36)
Ending balance	$944	$1,421

5. Funds Held for Customers and Investments
A summary of funds held for customers and investments, including the cost, gross unrealized gains (losses) and estimated fair value for investments held to maturity and investments available-for-sale by major security type and class of security were as follows at March 31, 2013 and December 31, 2012:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
March 31, 2013
Funds held for customers
Fixed income bond fund - available for sale	$968	$252	$—	$1,220
Cash held for payroll customers	127,066	—	—	127,066
Cash held for Campus Solutions customers	13,725	—	—	13,725
Total funds held for customers	$141,759	$252	$—	$142,011

Investments:
Investments held to maturity - Certificates of deposit (a)	$1,199	$—	$—	$1,199
Investments - available for sale	100	—	—	100
Total Investments	$1,299	$—	$—	$1,299
(a) Certificates of deposit have remaining terms ranging from 2 months to 17 months.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2012
Funds held for customers
Fixed income bond fund - available for sale	$968	$244	$—	$1,212
Cash held for payroll customers	110,334	—	—	110,334
Cash held for Campus Solutions customers	19,859	—	—	19,859
Total funds held for customers	$131,161	$244	$—	$131,405

Investments:
Investments held to maturity - Certificates of deposit	$1,199	$—	$—	$1,199
Total Investments	$1,199	$—	$—	$1,199

During the three months ended March 31, 2013 and during the twelve months ended December 31, 2012, the Company did not experience any other-than-temporary losses on its investments. The maturity schedule of all available-for-sale debt securities and held to maturity investments along with amortized cost and estimated fair value as of March 31, 2013 is as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$2,234	$2,486
Due after one year through five years	33	33
	$2,267	$2,519

6. Capitalized Customer Acquisition Costs, Net
A summary of net capitalized customer acquisition costs as of March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Capitalized signing bonuses	$84,379	$84,728
Less accumulated amortization	(43,913)	(42,941)
	40,466	41,787
Capitalized customer deferred acquisition costs	39,345	37,736
Less accumulated amortization	(24,064)	(23,098)
	15,281	14,638
Capitalized customer acquisition costs, net	$55,747	$56,425

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

A summary of the activity in capitalized customer acquisition costs, net for the three month periods ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$56,425	$55,014
Plus additions to:
Capitalized signing bonuses, net	5,780	7,554
Capitalized customer deferred acquisition costs	4,798	3,968
	10,578	11,522
Less amortization expense on:
Capitalized signing bonuses, net	(7,101)	(7,321)
Capitalized customer deferred acquisition costs	(4,155)	(3,876)
	(11,256)	(11,197)
Balance at end of period	$55,747	$55,339

Net signing bonus adjustments from estimated amounts to actual were $(0.8) million and $(0.6) million, respectively, for the three months ended March 31, 2013 and 2012. Net signing bonus adjustments are netted against additions in the table above. Negative signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year is less than the estimated gross margin for that year, resulting in the overpayment of the up-front signing bonus and would be recovered from the relevant salesperson. Positive signing bonus adjustments result from the prior underpayment of signing bonuses and would be paid to the relevant salesperson.

Fully amortized signing bonuses of $6.9 million and $8.0 million, respectively, were written off during the three month periods ended March 31, 2013 and 2012. In addition, fully amortized customer deferred acquisition costs of $3.2 million and $3.9 million, respectively, were written off during the three months ended March 31, 2013 and 2012.
The Company believes that no impairment of capitalized customer acquisition costs has occurred as of March 31, 2013.

7. Intangible Assets and Goodwill
Intangible Assets — Intangible assets consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$49,814	$9,798	$40,016	3 to 18 years—proportional cash flow
Merchant portfolio	3,345	2,422	923	7 years—proportional cash flow
Software	14,150	9,481	4,669	2 to 5 years—straight line
Non-compete agreements	4,489	1,253	3,236	3 to 5 years—straight line
Other	85	24	61	2 to 9 years—straight line
	$71,883	$22,978	$48,905

	December 31, 2012			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$52,125	$8,318	$43,807	3 to 18 years—proportional cash flow
Merchant Portfolio	3,345	2,316	1,029	7 years—proportional cash flow
Software	14,150	9,016	5,134	2 to 5 years—straight line
Non-compete agreements	4,590	1,030	3,560	3 to 5 years—straight line
Other	85	21	64	2 to 9 years—straight line
	$74,295	$20,701	$53,594

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Amortization expense related to the intangible assets was $2.3 million and $1.1 million, respectively, for the three months ended March 31, 2013 and 2012. The estimated remaining amortization expense related to intangible assets in twelve month increments is as follows:

For the Twelve Months Ended March 31,
(In thousands)
2014	$8,351
2015	7,097
2016	6,562
2017	5,486
2018	4,080
Thereafter	17,329
$48,905

Goodwill — The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2013
and 2012 were as follows:	Card	Payroll	Heartland School Solutions	Campus Solutions	Other	Total
Balance at January 1, 2012	$43,701	$—	$40,732	$3,321	$6,501	$94,255
Goodwill acquired during the period	—	—	—	—	—	—
Other	—	—	—	—	—	—
Balance at March 31, 2012	43,701	—	40,732	3,321	6,501	94,255

Balance at January 1, 2013	43,701	30,831	53,350	33,679	6,501	168,062
Goodwill acquired during the period	—	—	—	—	—	—
Other (a)	—	420	—	1,967	—	2,387
Balance at March 31, 2013	$43,701	$31,251	$53,350	$35,646	$6,501	$170,449
(a) Reflects adjustments to allocations of purchase price.

Percentage of total reportable segments' assets that was goodwill as of March 31, 2013 and 2012 is as follows:
	Percent of Goodwill to Reportable Segments' Total Assets
	March 31, 2013	March 31, 2012
Card	8.6%	6.9%
Payroll	17.1%	—
Heartland School Solutions	77.2%	79.4%
Campus Solutions	51.2%	48.1%
Other	41.6%	35.7%

8. Processing Liabilities and Loss Reserves
Processing liabilities result primarily from the Company's card processing activities and include merchant deposits maintained to offset potential liabilities from merchant chargeback processing. A summary of processing liabilities and loss reserves was as follows at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(In thousands)
Merchant bankcard processing	$151,731	$86,882
Merchant deposits	7,242	6,436
Loss reserves	1,955	1,955
	$160,928	$95,273

In addition to the merchant deposits listed above, the Company held letters of credit related to merchant bankcard processing totaling $100,000 at March 31, 2013 and December 31, 2012.

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

The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company's SME merchant transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company's exposure to chargebacks is the last four months' processing volume on the SME portfolio, which was $23.4 billion and $23.5 billion for the four months ended March 31, 2013 and December 31, 2012, respectively. However, for the four months ended March 31, 2013 and December 31, 2012, the Company was presented with $10.8 million and $11.8 million, respectively, in chargebacks by issuing banks. In the three months ended March 31, 2013 and 2012, the Company incurred merchant credit losses of $0.7 million and $0.2 million, respectively, on total SME bankcard dollar volumes processed of $17.3 billion and $16.7 billion, respectively. These credit losses are included in processing and servicing costs in the Company's Condensed Consolidated Statements of Income.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company's SME merchants. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its Condensed Consolidated Balance Sheets, amounting to $2.0 million on March 31, 2013 and at December 31, 2012. This reserve is determined by performing an analysis of the Company's historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the three month periods ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Beginning balance	$1,955	$1,957
Additions to reserve	753	173
Charges against reserve (a)	(753)	(173)
Ending balance	$1,955	$1,957

(a)	Included in these amounts are payroll segment losses of $57,000 and $12,000, respectively, for the three months ended March 31, 2013 and 2012.
9. Accrued Buyout Liability
A summary of the accrued buyout liability was as follows as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(In thousands)
Vested Relationship Managers and sales managers	$35,711	$33,926
Unvested Relationship Managers and sales managers	1,045	1,484
	36,756	35,410
Less current portion	(11,468)	(10,478)
Long-term portion of accrued buyout liability	$25,288	$24,932

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.1 million at March 31, 2013 and December 31, 2012.
A summary of the activity in the accrued buyout liability for the three months ended March 31, 2013 and 2012 was as follows:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Beginning balance	$35,410	$31,658
Increase in settlement obligation, net	4,275	4,207
Buyouts	(2,929)	(2,297)
Ending balance	$36,756	$33,568

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

The Credit Agreement provides for a revolving credit facility, as subsequently amended and increased, in the aggregate amount of up to $140 million (the “Revolving Credit Facility”), of which up to $10 million may be used for the issuance of letters of credit and up to $5 million is available for swing line loans. As originally structured on November 24, 2010, the Revolving Credit Facility provided for $50 million plus, upon the prior approval of the administrative agent, the Company may increase the total revolving commitments of $50 million for a total commitment under the Revolving Credit Facility of $100 million. On July 20, 2012, the Company entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. The Amendment amended the Credit Agreement by, among other things, allowing the Company to increase the total Revolving Credit Facility commitments from $100 million to $150 million upon the prior approval of the administrative agent. On December 12, 2012, the Company entered into the Revolving Credit Commitment Increase Agreement (the “Increase Agreement”) with the lenders under the Credit Agreement to increase the total available commitment under the facilities revolving credit facility by $90 million. The Revolving Credit Facility is available to the Company on a revolving basis until November 24, 2015. All principal and interest not previously paid on the Revolving Credit Facility will mature and be due and payable on November 24, 2015.

The Credit Agreement also provided a term credit facility in the aggregate amount of $100 million (the “Term Credit Facility”). The Term Credit Facility required amortization payments in the amount of $3.75 million for each fiscal quarter during the fiscal years ended December 31, 2011 and 2012, and requires $5.0 million for each fiscal quarter during the fiscal years ended December 31, 2013 and 2014, and $7.5 million for each fiscal quarter during the period commencing on January 1, 2015 through the maturity date on November 24, 2015. All principal and interest not previously paid on the Term Credit Facility will mature and be due and payable on November 24, 2015. Amounts borrowed and repaid under the Term Credit Facility may not be re-borrowed. Principal payments due under the Term Credit Facility as of March 31, 2013 were as follows:

For the Twelve Months Ended March 31,	(In thousands)
2014	$20,000
2015	22,500
2016	22,500
$65,000

The Credit Agreement contains covenants which include: the Company's maintenance of certain leverage and fixed charge coverage ratios; limitations on its indebtedness; liens on its properties and assets, its investments in, and loans to other business units; its ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to certain of the Company's subsidiaries. The Company was in compliance with these covenants as of March 31, 2013 and expects it will remain in compliance with these covenants for at least the next twelve months.

Under the terms of the Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1%, in each case plus a margin determined by its current leverage ratio. The weighted average interest rate at March 31, 2013 was 2.6%. Total fees and direct costs paid for the Credit Agreement through March 31, 2013 were $2.2 million. These costs are being amortized to interest expense over the life of the Credit Agreement.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

During the fourth quarter of 2012, the Company borrowed $82.0 million under the Revolving Credit Facility to fund the acquisitions of ECSI and Ovation. At March 31, 2013, there was $65.0 million outstanding under the Term Credit Facility and $82.0 million borrowings outstanding under the Revolving Credit Facility. At December 31, 2012, the Company had $82.0 million outstanding balance under the Revolving Credit Facility and $70.0 million outstanding under the Term Credit Facility.

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
Future minimum lease payments for all non-cancelable leases as of March 31, 2013 were as follows:

For the Twelve Months Ended March 31,	Operating Leases (a)
(In thousands)
2014	$9,456
2015	7,045
2016	4,596
2017	3,103
2018	2,944
Thereafter	9,706
Total future minimum lease payments	$36,850
(a) There were no material capital leases at March 31, 2013.

Rent expense for leased facilities and equipment was $2.3 million and $2.0 million, respectively, for the three months ended March 31, 2013 and 2012.
Commitments—Certain officers of the Company have entered into employee confidential information and non-competition agreements under which they are entitled to severance pay equal to their base salary and medical benefits for six months, one year or two years depending on the officer and a pro-rated bonus in the event they are terminated by the Company other than for cause. There were no payouts under these agreements in the three months ended March 31, 2013.
The following table reflects the Company’s other significant contractual obligations, including leases from above, as of March 31, 2013:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$15,738	$6,731	$9,007	$—	$—
Telecommunications providers	18,459	5,662	7,803	4,994	—
Facility and equipment leases	36,850	9,456	11,641	6,047	9,706
Term Credit Facility (b)	65,000	20,000	45,000	—	—
	$136,047	$41,849	$73,451	$11,041	$9,706

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

(b)
Interest rates on the Term Credit Facility are variable in nature; however, in January 2011 we entered into fixed-pay amortizing interest rate swaps having a remaining amount of $32.5 million. If interest rates were to remain at the March 31, 2013 level, we would make interest payments of $1.9 million in the next 1 year and $1.5 million in the next 1 to 3 years or a total of $3.4 million including net settlements on the fixed-pay amortizing interest rate swaps. In addition, we had $82.0 million outstanding under our Revolving Credit Facility at March 31, 2013. The Revolving Credit Facility is available on a revolving basis until November 24, 2015.

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

The Company has five reportable segments, as follows: (1) Card, which provides bankcard payment processing and related services to our SME and Network Services merchants (2) Payroll, which provides payroll processing and related tax filing services, (3) Heartland School Solutions, which provides school nutrition and point-of-sale solutions, (4) Campus Solutions, which provides open- and closed-loop payment solutions and with the December 2012 acquisition of ECSI, provides higher education loan services, and (5) Other. The Other segment consists of Prepaid Card, which provides prepaid card, stored-value card and loyalty and gift card marketing solutions and other miscellaneous income. The components of the Other segment do not meet the defined thresholds for being an individually reportable segment.
SME merchants and Network Services merchants are aggregated for financial reporting purposes in the Card Segment, as they both provide processing services related to bankcard transactions, exhibit similar economic characteristics, and share the same methods to provide services.
During the fourth quarter of 2012, the Company revised the presentation of reportable segments as a result of the acquisitions of Nutrikids, Ovation and ECSI. This change resulted in five reportable segments as of March 31, 2013. Additionally, the presentation of the Card segment was revised to classify CPOS as a discontinued operation. The prior period segments were revised to conform to the current period presentation.

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
At March 31, 2013 and 2012, 70% and 81% of the Payroll segment's total assets were funds that the Company holds as a fiduciary in its Payroll services activities for payment to taxing authorities. At March 31, 2013, 20% of the Campus Solutions segment's total assets represent funds held for our loan servicing customers related to payment processing services provided for federal student loan billing and processing that are payable to higher education institutions and other businesses. See Note 7, Intangible Assets and Goodwill for goodwill as a percentage of the reportable segments' total assets.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

A summary of the Company’s segments for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
Revenues	(In thousands)
Card	$459,025	$443,147
Payroll	12,812	6,343
Heartland School Solutions	12,095	9,544
Campus Solutions	11,519	1,569
Other	5,791	7,037
Reconciling Items	(3)	(64)
Total revenues	$501,239	$467,576

Depreciation and amortization
Card	$6,491	$5,911
Payroll	833	260
Heartland School Solutions	453	593
Campus Solutions	505	83
Other	404	396
Unallocated Corporate Administration Amounts	(1,507)	56
Total depreciation and amortization	$7,179	$7,299

Interest Income
Card	$34	$104
Total interest income	$34	$104

Interest Expense
Card	$1,236	$912
Campus Solutions	—	2
Other	1	—
Reconciling	(3)	(64)
Total interest expense	$1,234	$850

Net income from continuing operations
Card	$15,031	$16,115
Payroll	1,450	776
Heartland School Solutions	2,558	1,123
Campus Solutions	1,194	(175)
Other	77	435
Unallocated corporate administration amounts	(4,665)	(4,748)
Total net income from continuing operations	$15,645	$13,526

Assets
Card	$510,146	$629,080
Payroll	182,574	65,974
Heartland School Solutions	69,071	51,317
Campus Solutions	69,566	6,902
Other	15,641	18,189
Total assets	$846,998	$771,462

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Three Months Ended March 31
	2013	2012
	(In thousands, except per share)
Numerator:
Income from continuing operations attributable to Heartland	$15,645	$13,526
Income from discontinued operations attributable to Heartland	3,914	228
Net income attributable to Heartland	$19,559	$13,754

Denominator:
Basic weighted average shares outstanding	36,841	38,837
Effect of dilutive instruments:
Stock options and restricted stock units	1,533	1,723
Diluted weighted average shares outstanding	38,374	40,560

Basic earnings per share:
Income from continuing operations	$0.42	$0.34
Income from discontinued operations	0.11	0.01
Basic earnings per share	$0.53	$0.35
Diluted earnings per share:
Income from continuing operations	$0.41	$0.33
Income from discontinued operations	0.10	0.01
Diluted earnings per share	$0.51	$0.34

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
For the three months ended March 31, 2013, there have been no transfers between Level 1 and Level 2 categories. As of March 31, 2013, the Company owns no Level 3 assets or liabilities. The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2013 and at December 31, 2012:

March 31, 2013		Fair value measurement category
	Total	Level 1	Level 2
Assets:	(In thousands)
Investments available for sale:
Fixed income bond fund (a)	$1,220	$1,220	$—
Investment - available for sale	100	—	100
Total assets	$1,320	$1,220	$100

Liabilities:
Interest rate swaps	$696	$—	$696
Total liabilities	$696	$—	$696

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

December 31, 2012		Fair value measurement category
	Total	Level 1	Level 2
Assets:	(In thousands)
Investments available for sale:
Fixed income bond fund (a)	$1,212	$1,212	$—
Total assets	$1,212	$1,212	$—

Liabilities:
Interest rate swaps	$817	$—	$817
Total liabilities	$817	$—	$817
(a) amounts included in Funds held for customers on the Consolidated Balance Sheet
The following tables provide the assets and liabilities carried at fair value measured on a non-recurring basis as of March 31, 2013 and December 31, 2012:

March 31, 2013		Fair value measurement category
	Total	Level 1	Level 2
Assets:	(In thousands)
Investments held to maturity:
Certificates of deposit	$1,199	$—	$1,199
Total assets	$1,199	$—	$1,199

Liabilities:
Term loan credit facility	$65,000	$—	$65,000
Revolving credit facility	82,000	—	82,000
Total liabilities	$147,000	$—	$147,000

December 31, 2012		Fair value measurement category
	Total	Level 1	Level 2
Assets:	(In thousands)
Investments held to maturity:
Certificates of deposit	$1,199	$—	$1,199
Total assets	$1,199	$—	$1,199

Liabilities:
Term loan credit facility	$70,000	$—	$70,000
Revolving credit facility	82,000	—	82,000
Total liabilities	$152,000	$—	$152,000

At March 31, 2013 and December 31, 2012, all investments in available-for-sale securities held by the Company were measured using Level 1 inputs and all held to maturity investments held by the Company were measured using Level 2 inputs.

The Company's liabilities include interest rate swaps that are measured at fair value using observable market inputs including the Company's credit risk and its counterparties' credit risks. Based on these inputs, the interest rate swaps are classified within Level 2 of the valuation hierarchy. Based on the Company's continued ability to enter into these swaps, the Company considers the markets for its fair value instruments to be active. The Company's liabilities also include the term loan credit facility and the revolving credit facility and the carrying value of these liabilities approximates fair value.

The Company's financial instruments also include cash and cash equivalents and cash held for customers and their carrying values approximate fair value as of March 31, 2013 and December 31, 2012, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. The carrying amount of the Company's accounts receivable, accounts payable, and accrued expenses approximates fair value as of March 31, 2013 and December 31, 2012, because of the relatively short timeframe to realization.

15. Discontinued Operations
In the fourth quarter of 2012, the Company along with the 30% non-controlling shareholders of Collective Point of Sale Solutions, Ltd. (“CPOS”) entered into an agreement to sell CPOS to a third party. CPOS was not a significant subsidiary and the Company will have no continuing involvement in its operations. After receiving regulatory approval, the transaction settled on January 31, 2013. The total sales price was $30.3 million cash including net working capital, of which the Company received $20.9 million for its 70% ownership in CPOS. The total gain recorded on the sale was $3.8 million, net of income taxes of $2.1 million. The following table shows the results of operations of CPOS for the three months ended March 31, 2013 and 2012 which are included in the earnings from discontinued operations:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Revenues	$1,117	$2,909
Expenses	870	2,461
Income from operations	247	448
Income from discontinued operations, net of income tax of $68 and $133	184	326
Gain on sale of discontinued operations, net of income tax of $2,067	3,786	—
Net income from discontinued operations attributable to non-controlling interests	56	98
Net income from discontinued operations attributable to Heartland	$3,914	$228

PART I. FINANCIAL INFORMATION (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).
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
Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. You should understand that many important factors, in addition to those discussed elsewhere in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Some of these factors are described in Item 1A. Risk Factors of the 2012 Form 10-K and include, without limitation, our competitive environment, the business cycles and credit risks of our merchants, chargeback liability, merchant attrition, problems with our Sponsor banks, our relationships with third-party bankcard payment processors, our inability to pass increased interchange fees along to our merchants, economic conditions, systems failures and government regulation.

Overview
General
Our primary business is to provide bankcard payment processing services to merchants in the United States. This involves facilitating the exchange of information and funds between merchants and cardholders' financial institutions, providing end-to-end electronic payment processing services to merchants, including merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support, and risk management. Our card-accepting customers primarily fall into two categories: our core small and mid-sized merchants (referred to as "Small and Midsized Enterprises," or “SME merchants”) and Network Services' merchants, predominately petroleum industry merchants of all sizes (referred to as “Network Services Merchants”). We provide additional services such as full-service payroll processing and related tax filing services, marketing solutions including loyalty and gift cards which we provide through Heartland Marketing Solutions, and we sell and rent point-of-sale devices. We also provide school nutrition, point-of-sale solutions, and associated payment solutions, including online prepayment solutions, through Heartland School

Solutions, open- and closed-loop payment solutions and higher education loan services to colleges and universities through Campus Solutions, and prepaid and stored-value card solutions through Micropayments.

We sold our interest in CPOS in a transaction settled on January 31, 2013. CPOS has historically represented an insignificant component of our financial position and results of operations. However, as further disclosed elsewhere in the notes to the condensed consolidated financial statements, we recognized a gain on the sale of CPOS in the first quarter of 2013. As a result, we presented the net assets of CPOS as held for sale at December 31, 2012 and presented the results of operations for CPOS as a discontinued operation for all periods presented.

At March 31, 2013, we provided our bankcard payment processing services to 170,247 active SME merchants located across the United States. This compares to 169,994 active SME bankcard merchants at December 31, 2012, and 172,153 active SME bankcard merchants at March 31, 2012. At March 31, 2013, we provided bankcard payment processing services through Network Services Merchants to approximately 500 merchants with approximately 46,154 locations. According to The Nilson Report, in 2012, we were the 5th largest card acquirer in the United States ranked by transaction count representing 3.3 billion transactions and the 9th largest acquirer by processed dollar volume, which consists of both credit and debit Visa, MasterCard, American Express, Discover, Diners Club, and JCB transactions.
Our total bankcard processing volume for the three months ended March 31, 2013 was $23.9 billion, a 2.1% increase from the $23.4 billion processed during the three months ended March 31, 2012. Our SME bankcard processing volume for the three months ended March 31, 2013 was $17.3 billion, an increase of 3.8% over the three months ended March 31, 2012 reflecting increases for same store sales growth and new SME merchants installed.
Our bankcard processing volume for the three months ended March 31, 2013 also includes $6.5 billion of settled volume for Network Services Merchants, compared to $6.5 billion for the three months ended March 31, 2012. Bankcard processing volume for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
	(In millions)
SME merchants	$17,330	$16,699
Network Services Merchants	6,486	6,517
Canada (a)	59	163
Total bankcard processing volume (b)	$23,875	$23,379
(a) Canadian operations were discontinued as a result of the sale of CPOS in January of 2013.
(b) Bankcard processing volume includes volume for credit and signature debit transactions.

Merchant attrition is expected in the card payment processing industry in the ordinary course of business. We experience attrition in merchant bankcard processing volume resulting from several factors, including business closures, transfers of merchants' accounts to our competitors and account closures that we initiate due to heightened credit risks relating to, or contract breaches by, merchants, and (when applicable) same store sales contraction. We measure SME processing volume attrition against all SME merchants that were processing with us in the same month a year earlier. During the three months ended March 31, 2013, we experienced 12.8% average annualized attrition in our SME bankcard processing volume compared to an average attrition of 12.8%, 13.5% and 15.3% for the years ended December 31, 2012, 2011 and 2010, respectively.

In our SME business, we measure same store sales growth, or contraction, as the change in bankcard processing volume for all bankcard merchants that were processing with us in the same month a year earlier. During the three months ended March 31, 2013, same store sales grew 2.2% on average, compared to 3.4% in the quarter ended March 31, 2012 and 2.2% on average in 2012. Same store sales growth or contraction results from the combination of the increasing or decreasing use by consumers of bankcards for the purchase of goods and services at the point of sale, and sales growth or contraction experienced by our retained SME bankcard merchants. Historically, our same store sales experience has tracked overall economic conditions. The following table compares our same store sales growth during 2013, 2012 and 2011:

Same Store Sales Growth	2013	2012	2011
First Quarter	2.2%	3.4%	3.2%
Second Quarter		2.2%	2.5%
Third Quarter		1.8%	2.3%
Fourth Quarter		1.5%	2.5%
Full Year		2.2%	2.6%

We measure the overall production of our sales force by the level of new gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. We measure installed margin primarily for our SME card processing, payroll processing and loyalty and gift card marketing businesses. Our newly installed gross margin for the three months ended March 31, 2013 increased 10.1% from the gross margin we installed during the three months ended March 31, 2012. We attribute this increase in newly installed gross margin to higher volumes and margins at newly installed merchants and improved individual productivity achieved by our salespersons. We expect to drive increases in year-over-year installed margin in future periods primarily by increasing our Relationship Manager and Territory Manager count. Our combined Relationship Managers and Territory Managers count amounted to 739 and 787 at December 31, 2012 and March 31, 2013, respectively. In addition, Ovation Payroll, Inc. ("Ovation") employed 29 sales persons as of March 31, 2013 and December 31, 2012 who have augmented our sales force.

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

In contrast to SME card processing revenues, revenues from our Network Services Merchants are largely driven by the number of transactions we process (whether settled, or only authorized), not our processing volume, as the merchants which comprise Network Services' customer base pay on a per transaction basis for processing services. Additionally, we provide authorization, settlement and account servicing services on our front and back end systems for American Express transactions for larger merchants, and merchants signed to American Express by other processors; for those services we receive compensation from American Express on a per transaction basis. The number of transactions we processed for Network Services Merchants and American Express for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Network Services Merchants:
Settled	224,785	223,598
Authorized	549,252	581,311
American Express	7,583	7,732
Total	781,620	812,641
Our internally developed front-end authorization systems, HPS Exchange, VAPS and NWS, provide us greater control of the electronic transaction process, allow us to offer our merchants a differentiated product offering, and offer economies of scale that we expect will increase our long-term profitability. During the three months ended March 31, 2013 and 2012, approximately 95% of our SME transactions were processed through HPS Exchange. All of our Network Services transactions were processed through VAPS or NWS.
We provide clearing, settlement and merchant accounting services through our own internally developed back-end processing system, Passport. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At both March 31, 2013 and 2012, approximately 99% of total SME bankcard merchants were processing on Passport and all Network Services' settled transactions were processed on Passport.
We provide payroll processing services throughout the United States. On December 31, 2012, we acquired Ovation adding over 10,000 customers to our existing payroll business. At March 31, 2013, we processed payroll for 22,468 customers, including Ovation, an increase of 87.2% from 12,005 payroll customers at March 31, 2012. In the three months ended March 31, 2013 and the full year 2012, we installed 1,924 and 3,399 new payroll processing customers, respectively, including Ovation's installation activity for the three months ended March 31, 2013. We operate a comprehensive payroll management system, which we refer to as PlusOne Payroll, that streamlines all aspects of the payroll process to enable time and cost savings. The PlusOne Payroll platform enables us to process payroll on a large scale and provide customizable solutions for businesses of all sizes. The acquisition of Ovation will add scale to our PlusOne Payroll platform, leveraging operating costs once conversion is complete in 2014, and also added management, 29 salespersons to our SME sales force, a new sales approach including an affinity partner network and enhanced product and servicing capabilities.

We provide school nutrition, point-of-sale solutions, and associated payment solutions including online prepayment,

to K to 12 schools throughout the United States. At March 31, 2013 and 2012 our Heartland School Solutions business provided services to over 29,000 and 19,000 public and private schools, respectively. Our Heartland School Solutions business has been built on a series of five acquisitions in 2010 through 2012.

We provide open- and closed- loop payment solutions and higher education loan services to campuses throughout the United States and Canada. At March 31, 2013, our Campus Solutions business served more than 2,000 colleges and universities, compared to approximately 200 at March 31, 2012. The increase reflects our acquisition of Educational Computer Systems, Inc. ("ECSI") on December 14, 2012, expanding our Campus Solutions business into higher education and post-graduate school/student services.

First Quarter of 2013 Financial Results
Our financial results for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, benefited from a higher operating margin, reflecting 16.8% year-over-year growth in net revenue partially offset by increases of 6.8% in processing and servicing costs and 45.3% in general and administrative expenses. For the three months ended March 31, 2013, we recorded net income from continuing operations of $15.6 million, or $0.41 per share, compared to $13.5 million, or $0.33 per share, in the three months ended March 31, 2012. Also for the three months ended March 31, 2013, we recorded net income of $19.6 million, or $0.51 per share, compared to $13.8 million, or $0.34 per share, in the three months ended March 31, 2012. Net income includes results of operations from our interest in CPOS, which we sold in a transaction settled on January 31, 2013 and recognized a gain on the sale of $3.8 million, net of tax in the three months ended March 31, 2013. The following is a summary of our financial results for the three months ended March 31, 2013:

•
Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased $21.1 million, or 16.8%, from $125.8 million in the three months ended March 31, 2012 to $146.8 million in the three months ended March 31, 2013. The increase in net revenue was driven by the increased card processing net revenue from our SME merchants and increases in revenues for Heartland School Solutions, Payroll processing, and Campus Solutions reflecting 2012 acquisitions of Lunch Byte Systems, Inc. (a.k.a. "Nutrikids"), Ovation and ECSI, respectively.

•
During the three months ended March 31, 2013, our SME processing volume increased 3.8% to $17.3 billion from $16.7 billion during the three months ended March 31, 2012. We earn percentage-based revenues on our SME processing volume. The year-over-year increase reflects same store sales growth and improvements in the level of new SME merchants installed.

•
Our processing and servicing expenses increased $3.8 million, or 6.8%, from $55.6 million in the three months ended March 31, 2012, to $59.4 million in the three months ended March 31, 2013. The increase in processing and servicing expenses was due to increased costs associated with processing and servicing higher SME bankcard processing volume, increased residual commission expense and increased cost of sales and servicing related to higher Heartland School Solutions, Campus Solutions, Payroll processing, and equipment-related revenues.

•
Our general and administrative expenses increased $14.3 million, or 45.3%, from $31.5 million in the three months ended March 31, 2012 to $45.8 million in the three months ended March 31, 2013. General and administrative expenses increased primarily due to a $10.4 million increase in personnel costs, including a $0.9 million increase for share-based compensation. The increase in personnel costs is primarily attributable to the 2012 acquisitions of Nutrikids, ECSI and Ovation, as well as other headcount increases. The remaining increase in general and administrative expenses also resulted from our acquisitions, as well as to support increased investments in our growth initiatives. Partially offsetting these increases was a decrease in costs associated with our periodic sales and servicing organization summit. General and administrative expenses as a percentage of net revenue for the three months ended March 31, 2013 was 31.2%, an increase from 25.1% for the three months ended March 31, 2012.

•
Primarily as a result of the 16.8% growth achieved in net revenue, our income from operations, which we also refer to as operating income, increased $4.0 million to $26.8 million for the three months ended March 31, 2013, from $22.8 million for the three months ended March 31, 2012. Our Operating Margin, which we measure as operating income divided by net revenue, was 18.2% for the three months ended March 31, 2013, compared to 18.1% for the three months ended March 31, 2012.

See “— Results of Operations — Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012” for a more detailed discussion of our first quarter financial results.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements are unaudited. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at March 31, 2013, our results of operations, our changes in stockholders' equity and our cash flows for the three months ended March 31, 2013 and 2012. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2013. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in Note 2 to our Condensed Consolidated Financial Statements included elsewhere in this report and in our 2012 Form 10-K.

Our critical accounting estimates and judgments have not changed materially from those reported in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
The following table shows certain income statement data as a percentage of net revenue for the periods indicated (in thousands of dollars):

	Three Months Ended March 31, 2013	% of Net Revenue	Three Months Ended March 31, 2012	% of Net Revenue	Change
					Amount	%
Net revenue:
Total revenues	$501,239		$467,576		$33,663	7.2%
Less: Interchange	307,072		297,948		9,124	3.1%
Less: Dues, assessments and fees	47,332		43,868		3,464	7.9%
Total net revenue	146,835	100.0%	125,760	100.0%	21,075	16.8%

Expenses:
Processing and servicing	59,397	40.5%	55,628	44.2%	3,769	6.8%
Customer acquisition costs	10,733	7.3%	11,436	9.1%	(703)	(6.1)%
Depreciation and amortization	4,090	2.8%	4,352	3.5%	(262)	(6.0)%
General and administrative	45,840	31.2%	31,549	25.1%	14,291	45.3%
Total expenses	120,060	81.8%	102,965	81.9%	17,095	16.6%
Income from operations	26,775	18.2%	22,795	18.1%	3,980	17.5%
Other income (expense):
Interest income	34	—%	104	0.1%	(70)	(67.3)%
Interest expense	(1,234)	(0.8)%	(850)	(0.7)%	(384)	(45.2)%
Provision for processing system intrusion costs	(206)	(0.1)%	(157)	(0.1)%	(49)	(31.2)%
Other, net	116	0.1%	—	—%	116	100.0%
Total other (expense) income	(1,290)	(0.9)%	(903)	(0.7)%	(387)	(42.9)%
Income from continuing operations before income taxes	25,485	17.4%	21,892	17.4%	3,593	16.4%
Provision for income taxes	9,840	6.7%	8,366	6.7%	1,474	17.6%
Net income from continuing operations	15,645	10.7%	13,526	10.8%	2,119	15.7%
Income from discontinued operations, net of income tax	3,970	2.7%	326	0.3%	3,644
Net income	19,615	13.4%	13,852	11.0%	5,763	41.6%
Less: Net income attributable to noncontrolling interests (a)	56	—%	98	0.1%	(42)	(42.9)%
Net income attributable to Heartland	$19,559	13.3%	$13,754	10.9%	$5,805	42.2%
(a) Attributable to income from discontinued operations.

Total Revenues. Total revenues increased by 7.2% from $467.6 million in the three months ended March 31, 2012 to $501.2 million in the three months ended March 31, 2013, primarily as a result of a $25.8 million, or 5.7% increase in gross processing revenues.

The breakout of our total revenues for the three months ended March 31, 2013 and 2012 was as follows (in thousands of dollars):

	Three Months Ended March 31,		Change from Prior Year
	2013	2012	Amount	%
Processing revenues, gross (a)	$478,774	$452,942	$25,832	5.7%
Payroll processing revenues	12,809	6,279	6,530	104.0%
Equipment-related revenues	9,656	8,355	1,301	15.6%
Total revenues	$501,239	$467,576	$33,663	7.2%

(a)
Includes Visa, MasterCard, American Express and Discover bankcard processing revenues, American Express fees, check processing fees, customer service fees, gift card, loyalty, Heartland School Solutions, loan servicing and other miscellaneous revenue.

Processing revenues, gross. Further breakout of our gross processing revenues for the three months ended March 31, 2013 and 2012 was as follows (in thousands of dollars):

	Three Months Ended March 31,		Change from Prior Year
	2013	2012	Amount	%
Merchant card processing revenue:
SME card processing	$423,421	$409,226	$14,195	3.5%
Network Services card processing	32,954	33,193	(239)	(0.7)%
	456,375	442,419	13,956	3.2%
Heartland School Solutions revenue	10,085	5,613	4,472	79.7%
Campus Solutions revenue	9,393	—	9,393	100.0%
Prepaid card revenue	2,921	4,415	(1,494)	(33.8)%
Other miscellaneous revenue	—	495	(495)	(100.0)%
Total Processing Revenues, Gross	$478,774	$452,942	$25,832	5.7%

The $25.8 million increase in gross processing revenues from $452.9 million in the three months ended March 31, 2012 to $478.8 million in the three months ended March 31, 2013 was primarily due to higher SME card processing, Heartland School Solutions, and Campus Solutions revenues.

Our gross SME merchant card processing revenues for the three months ended March 31, 2013 increased $14.2 million, or 3.5%, primarily due to the increase in SME bankcard processing volume. For the three months ended March 31, 2013, our SME bankcard processing volume increased 3.8% to $17.3 billion, compared to $16.7 billion for the three months ended March 31, 2012, reflecting increases due to same store sales growth and new SME merchants installed.

Network Services card processing revenues reflect the 225 million transactions it settled, representing $6.5 billion in processing volume, and the 549 million transactions it authorized through its front-end card processing systems during the three months ended March 31, 2013, as compared to the 224 million transactions it settled, representing $6.5 billion in processing volume, and the 581 million transactions it authorized through its front-end card processing systems during the three months ended March 31, 2012. We report Network Services’ settled bankcard processing revenues net of credit interchange and dues and assessments because the daily cash settlement with Network Services’ merchants is on a net basis. The decrease in Network Services card processing revenues of $0.2 million, or 0.7%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 is due primarily to a renegotiated contract with a large national petroleum industry customer and a decrease in the number of locations we serve at a large retail merchant.
Also contributing to our growth in processing revenues for the three months ended March 31, 2013 were the processing revenues generated by our Heartland School Solutions businesses and our Campus Solutions business. The increase in Heartland School Solutions and Campus Solutions processing revenues for the three months ended March 31, 2013 reflects acquisitions we made in 2012 ( see "— Liquidity and Capital Resources” for a detail on these acquisitions). Partially offsetting these increases was a decrease in Prepaid card revenue primarily related to the exit of a large customer from Heartland Marketing Solutions in the fourth quarter of 2012.

Payroll processing revenues. Payroll processing revenues, which include fees earned on payroll processing services and interest income earned on funds held for customers, increased by 104.0%, from $6.3 million in the three months ended March 31, 2012 to $12.8 million in the three months ended March 31, 2013, primarily due to an 87.2% increase in the total number of payroll processing customers from 12,005 at March 31, 2012 to 22,468 at March 31, 2013. This increase in payroll customers reflects our 2012 acquisition of Ovation Payroll, Inc. ( see "— Liquidity and Capital Resources” for detail on this acquisition).
Equipment-related revenue. Equipment-related revenue increased by $1.3 million, or 15.6%, from $8.4 million in the three months ended March 31, 2012 to $9.7 million in the three months ended March 31, 2013, primarily due to increases in sales of equipment in our Heartland School Solutions business, as a result of our June 2012 acquisition of Nutrikids (see "— Liquidity and Capital Resources” for detail on this acquisition), and an increase in equipment-related revenue by our Micropayments business. Partially offsetting these increases in equipment-related revenue was a decrease in revenues from the sale of card processing terminals, including our proprietary encryption terminals, referred to as E3 Terminals. This decrease in Card processing equipment-related revenue was primarily due to the period ending March 31, 2012 benefiting from a one-time sale.
The following table summarizes our equipment-related revenue for the periods ended March 31, 2013 and 2012 (in thousands of dollars):

	Three Months Ended March 31,		Change from Prior Year
Equipment-related revenue	2013	2012	Amount	%
Card processing	$3,048	$4,416	$(1,368)	(31.0)%
Heartland School Solutions	2,010	631	1,379	218.5%
Micropayments	2,587	1,710	877	51.3%
Campus Solutions	1,738	1,362	376	27.6%
Other	273	236	37	15.7%
Total equipment-related revenue	$9,656	$8,355	$1,301	15.6%

Net revenue. Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 16.8% from $125.8 million in the three months ended March 31, 2012, to $146.8 million in the three months ended March 31, 2013.

The increase in net revenue was driven primarily by increases in SME bankcard processing volume, and increases in revenues from Heartland School Solutions, Payroll processing, Campus Solutions and equipment-related revenue. Partially offsetting these increases was the decrease in Prepaid card revenue and revenues from the sale of card processing terminals.

The following table summarizes our Net revenue components for the three months ended March 31, 2013 and 2012 (in thousands of dollars):

	Three Months Ended March 31,		Change from Prior Year
	2013	2012	Amount	%
Merchant card processing revenue:
SME card processing	$423,421	$409,226
Less: Interchange, dues, assessments and fees	(332,379)	(320,460)
SME card processing net revenue	91,042	88,766	$2,276	2.6%
Network Services card processing	32,954	33,193
Less: Interchange, dues, assessments and fees	(22,025)	(21,356)
Network Services card processing net revenue	10,929	11,837	(908)	(7.7)%
Card processing net revenue	101,971	100,603	1,368	1.4%
Heartland School Solutions revenue	10,085	5,613	4,472	79.7%
Prepaid card revenue	2,921	4,415	(1,494)	(33.8)%
Campus Solutions revenue	9,393	—	9,393	100.0%
Other miscellaneous revenue	—	495	(495)	(100.0)%
Processing net revenue	124,370	111,126	13,244	11.9%
Payroll processing revenues	12,809	6,279	6,530	104.0%
Equipment-related revenues	9,656	8,355	1,301	15.6%
Total net revenue	$146,835	$125,760	$21,075	16.8%

Total expenses. Total expenses increased 16.6% from $103.0 million in the three months ended March 31, 2012 to

$120.1 million in the three months ended March 31, 2013, primarily due to the increases in Processing and Servicing and General and Administrative Expenses. Total expenses represented 81.8% of total net revenue in the three months ended March 31, 2013, compared to 81.9% in the three months ended March 31, 2012.

Processing and servicing expense for the three months ended March 31, 2013 increased by $3.8 million, or 6.8%, compared with the three months ended March 31, 2012. The increase in processing and servicing expenses was due to increased costs associated with processing and servicing higher SME bankcard processing volume, increased residual commission expense and increased cost of sales and servicing related to higher Heartland School Solutions, Campus Solutions, Payroll processing, and equipment-related revenues. As a percentage of net revenue, processing and servicing expense decreased to 40.5% for the three months ended March 31, 2013 compared with 44.2% for the three months ended March 31, 2012.
Customer acquisition costs for the three months ended March 31, 2013 decreased by $0.7 million, or 6.1% compared with the three months ended March 31, 2012. This decline reflects higher capitalized customer deferred acquisitions costs resulting from improved levels of new installed margin during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.
Customer acquisition costs for the three months ended March 31, 2013 and 2012 included the following components (in thousands of dollars):

	Three Months Ended March 31,
	2013	2012
Amortization of signing bonuses, net	$7,101	$7,321
Amortization of capitalized customer deferred acquisition costs	4,155	3,876
Increase in accrued buyout liability	4,275	4,207
Capitalized customer deferred acquisition costs	(4,798)	(3,968)
Total customer acquisition costs	$10,733	$11,436
Depreciation and amortization expenses decreased 6.0% from $4.4 million in the three months ended March 31, 2012 to $4.1 million in the three months ended March 31, 2013. Most of our investments in information technology have supported the continuing development of HPS Exchange, Passport and other processing-related initiatives. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized decreased from $8.1 million in the three months ended March 31, 2012 to $7.9 million in the three months ended March 31, 2013. The total amount of capitalized costs for projects placed in service in the three months ended March 31, 2013 and 2012 was $7.2 million and $4.6 million, respectively.
General and administrative. General and administrative expenses increased $14.3 million, or 45.3%, from $31.5 million in the three months ended March 31, 2012 to $45.8 million in the three months ended March 31, 2013. General and administrative expenses increased primarily due to a $10.4 million increase in personnel costs, including a $0.9 million increase for share-based compensation. The increase in personnel costs is primarily attributable to the 2012 acquisitions of Nutrikids, ECSI and Ovation, as well as other headcount increases. The remaining increase in general and administrative expenses also resulted from our acquisitions, as well as to support increased investments in our growth initiatives. Partially offsetting these increases was a reduction in costs associated with our periodic sales and servicing organization summit. General and administrative expenses as a percentage of net revenue for the three months ended March 31, 2013 was 31.2%, an increase from 25.1% for the three months ended March 31, 2012.
Income from operations. Primarily as a result of the 16.8% increase in net revenue, our income from operations, which we also refer to as operating income, improved to $26.8 million for the three months ended March 31, 2013, from $22.8 million for the three months ended March 31, 2012. Our operating margin, which we measure as operating income divided by net revenue, was 18.2% for the three months ended March 31, 2013, compared to 18.1% for the three months ended March 31, 2012.
Interest expense. Interest expense for the three months ended March 31, 2013 was $1.2 million, compared with $0.9 million for the three months ended March 31, 2012. Interest expense in both periods includes interest incurred under our Credit Facilities and interest we recorded on payables to our sponsor banks. The increase in interest expense reflects higher borrowings under our Revolving Credit Facility. See “—Liquidity and Capital Resources—Credit Facilities” for more detail on our borrowings.

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
Since the announcement of the Processing System Intrusion on January 20, 2009 and through March 31, 2013, we have expensed a total of $147.9 million, before reducing those charges by $31.2 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, related to settlements of claims. Approximately $33.2 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

During the three months ended March 31, 2013, we incurred approximately $0.2 million, or less than one cent per share, for legal fees and costs incurred related to the Processing System Intrusion. During the three months ended March 31, 2012, we expensed approximately $0.2 million, or less than one cent per share, related to the Processing System Intrusion.

Other income (expense), net. Other, net for the three months ended March 31, 2013 included pre-tax income of approximately $0.1 million for the first payment relating to the sale of a group of merchant contracts within our Prepaid Card business.

Income taxes. Income taxes for the three months ended March 31, 2013 were an expense of $9.8 million, reflecting an effective tax rate of 38.6%. This compares to income tax expense of $8.4 million for the three months ended March 31, 2012, and an effective tax rate of 38.2%. The increase in our effective tax rate for the three months ended March 31, 2013, as compared to March 31, 2012, is due to higher state income tax rates in entities acquired in the fourth quarter 2012.

Income from discontinued operations, net of income tax. Income from discontinued operations, net of income tax reflects the results of operations from our interest in CPOS, which we sold in a transaction settled on January 31, 2013 and recognized a gain on the sale of $3.8 million, net of tax. We presented the net assets of CPOS as held for sale at December 31, 2012 and presented the results of operations for CPOS as a discontinued operation for all periods presented.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $19.6 million for the three months ended March 31, 2013. This compares to a net income of $13.8 million for the three months ended March 31, 2012.
Balance Sheet Information

	March 31, 2013	December 31, 2012
	(In thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$37,504	$48,440
Funds held for customers	142,011	131,405
Receivables, net	226,485	180,448
Capitalized customer acquisition costs, net	55,747	56,425
Property and equipment, net	129,167	125,031
Goodwill	170,449	168,062
Intangible assets, net	48,905	53,594
Total assets	846,998	813,414
Due to sponsor banks	1,749	37,586
Accounts payable	68,283	64,065
Customer fund deposits	142,011	131,405
Processing liabilities	160,928	95,273
Borrowings:
Current portion	102,001	102,001
Long term portion	45,000	50,000
Accrued buyout liability:
Current portion	11,468	10,478
Long term portion	25,288	24,932
Total liabilities	631,428	602,253
Total stockholders’ equity	215,570	209,786

March 31, 2013 Compared to December 31, 2012
Total assets increased $33.6 million, or 4.1%, to $847.0 million at March 31, 2013 from $813.4 million at December 31, 2012, primarily due to increases of $46.0 million in receivables and $10.6 million in funds held for customers. The increase in funds held for customers was offset by an equal increase in customer fund deposits. Cash decreased $10.9 million, or 22.6%, primarily due to lower balances in processing related cash at March 31, 2013 and our use of cash in operating activities and for repurchases of our common stock during the three months ended March 31, 2013 (see “— Liquidity and Capital Resources” for more detail). Assets held for sale of $17.0 million at December 31, 2012 were recovered in our sale of CPOS, which closed in January 2013.
Our receivables, which increased $46.0 million or 25.5% from December 31, 2012, are primarily due from our bankcard processing merchants and result in large part from our practice of advancing interchange fees to most of our SME merchants during the month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge merchants for processing transactions. Total receivables also include amounts due from bankcard networks for pre-funding of Discover and American Express transactions to our merchants. Amounts due from bankcard networks at March 31, 2013 increased $39.8 million from December 31, 2012 reflecting multiple days' processing volume as the current quarter ended on a weekend. Processing liabilities at March 31, 2013 also increased reflecting the multiple days' processing volume. Receivables from the networks are recovered the following business day from the date of processing the transaction.
Historically, we funded interchange advances to our SME merchants first with our available cash, then when that cash had been expended, by directing our sponsor banks to fund advances, thereby incurring a payable to our sponsor banks. In the fourth quarter of 2012, we accelerated the end-of-day presentment of transaction funding files to the bankcard networks, resulting in our sponsor banks receiving settlement cash one day earlier and increasing our funding obligations to our SME merchants, which we carry in processing liabilities. As a result, these merchant interchange advances/receivables are first funded from the accelerated settlement cash received from bankcard networks, then from our available cash, and only thereafter from incurring a payable to our sponsor banks. Our receivables from SME bankcard processing merchants increased $4.6 million from December 31, 2012. At March 31, 2013, we used $4.0 million of available cash to fund merchant advances and at December 31, 2012, we used $3.8 million of cash to fund merchant advances. The amount due to sponsor banks for funding advances was $36.3 million at December 31, 2012, but at March 31, 2013 no merchant advances were funded from payables to our sponsor banks. The payable to sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. Receivables from merchants also include transaction fees due from Network Services Merchants, up approximately $0.4 million from December 31, 2012, and receivables from the sale of point of sale terminal equipment.
Total borrowings decreased $5.0 million, or 3.3%, to $147.0 million at March 31, 2013 from $152.0 million at December 31, 2012, reflecting a $5.0 million quarterly amortization payment made under our Term Credit Facility. See “—Liquidity and Capital Resources” for discussion of Credit Facilities.

Total stockholders’ equity increased $5.8 million from December 31, 2012 primarily due to recording net income of $19.6 million for the three months ended March 31, 2013. Other increases in total stockholders’ equity for the three months ended March 31, 2013 included proceeds received from the exercise of stock options, tax benefits related to those stock option exercises and share-based compensation expense. During the three months ended March 31, 2013, we repurchased $15.3 million of our outstanding common stock and paid cash dividends of $2.6 million.

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

Other than borrowings we use to fund certain acquisitions, we fund our cash needs primarily with cash flow from our operating activities and through our agreements with our sponsor banks to fund SME merchant advances. We believe that our current cash and investment balances, cash generated from operations and our agreements with our sponsor banks to fund SME merchant advances will provide sufficient liquidity to meet our anticipated needs for operating capital for at least the next twelve months.

Working Capital. Our working capital, defined as current assets less current liabilities, was negative by $84.6 million at March 31, 2013 and $85.5 million at December 31, 2012. Our negative working capital primarily reflects borrowing $82.0 million in December 2012 under the Revolving Credit Facility to fund the acquisitions of ECSI and Ovation, and using $103.4 million of operating cash to repurchase 3.6 million shares of our common stock during 2012 and $14.3 million to repurchase 491,300 shares during the three months ended March 31, 2013. See “— Credit Facilities” for a discussion of our Revolving Credit Facility and “— Common Stock Repurchases” for a discussion of our common stock repurchase programs. The Company believes that its current cash and investment balances, cash generated from operations and its agreements with its sponsor banks to fund SME merchant advances will provide sufficient liquidity to meet its anticipated needs for operating capital for at least the next twelve months.

In the fourth quarter of, 2012, we, along with the 30% non-controlling shareholders of CPOS, entered into an agreement to sell CPOS to a third party. This sale settled on January 31, 2013. The total sales price was $30.3 million cash including net working capital, of which we received $20.9 million for our 70% ownership.

At March 31, 2013, we had cash on our Balance Sheet totaling $37.5 million compared to cash of $48.4 million at December 31, 2012. Our March 31, 2013 cash balance included approximately $19.3 million of processing-related cash in transit and collateral, compared to approximately $31.6 million of processing-related cash in transit and collateral at December 31, 2012. As of March 31, 2013, we had used $4.0 million of our available cash to fund SME merchant advances and at December 31, 2012, we had used $3.8 million of our cash to fund advances. Interchange advances are included in our receivables from bankcard processing merchants and are collected at the beginning of the following month.

On March 31, 2013, we had $58.0 million available to us under our Revolving Credit Facility. See “— Credit Facilities” for more details.

Acquisitions. On June 29, 2012, we expanded our Heartland School Solutions business through the acquisition of the net assets of Nutrikids for a cash payment of $26.0 million, adding 10,000 schools. The $26.0 million cash payment made on June 29, 2012 was funded through our Revolving Credit Facility and subsequently repaid with cash on hand in July 2012.

On December 14, 2012, we purchased for a $37.6 million cash payment the stock of ECSI and net assets of related entities. The cash purchase price was financed under our Revolving Credit Facility. The acquisition expands our Campus Solutions division. ECSI supports the entire life cycle of higher education and post-graduation school/student services, including student loan payment processing, default solutions, refund services, tuition payment plans, electronic billing and payment, tax document services, and business outsourcing to more than 1,800 colleges and universities nationwide. With this acquisition, our Campus Solutions business gained ECSI's client portfolio, increasing its number of higher education clients to more than 2,000 colleges and universities throughout North America.

On December 31, 2012, we purchased for a $44.2 million cash payment the stock of Ovation. The cash purchase price was financed under our Revolving Credit Facility. This acquisition expanded our payroll processing business. Ovation serves over 10,000 clients in 48 states providing payroll processing, payroll tax preparation, Internet payroll reporting, and direct deposit. With this acquisition we added scale to our PlusOne Payroll platform, leveraging operating costs once conversion is complete in 2014, and also added management, a new sales approach including an affinity partner network and enhanced product and servicing capabilities.

Cash Flows (Used In) Provided By Operating Activities. We reported net cash used in operating activities of $1.7 million in the three months ended March 31, 2013, compared to net cash provided by operating activities of $25.2 million in the three months ended March 31, 2012. Cash used in operating activities in the three months ended March 31, 2013 reflects the reduction of amounts due to sponsor banks. Additionally, during the three months ended March 31, 2013 we used cash to pay income taxes, prepaid expenses and accrued expenses. Cash used in operating activities in the three months ended March 31, 2013 benefited from the increase in pre-tax income from continuing operations as adjusted for non-cash operating items including depreciation and amortization, and share-based compensation expense.
Other major determinants of operating cash flow are net signing bonus payments, which consume operating cash as we install new merchants, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout Liability” for more information. We paid net signing bonuses of $5.8 million and $7.6 million, respectively, in the three months ended March 31, 2013 and 2012. In the three months ended

March 31, 2013 and 2012, we reduced our accrued buyout liability by making buyout payments of $2.9 million and $2.3 million, respectively.

Cash Flows Provided By (Used In) Investing Activities. Net cash provided by investing activities was $7.6 million for the three months ended March 31, 2013, compared to net cash used in investing activities of $7.0 million for the three months ended March 31, 2012.
Cash flows provided by investing activities for the three months ended March 31, 2013 reflect the $19.3 million of net proceeds from the sale of CPOS. We made capital expenditures of $11.4 million during the three months ended March 31, 2013, compared to $7.4 million in the three months ended March 31, 2012. We continue building our technology infrastructure, primarily for hardware and software needed for the development and expansion of our products and operating platforms. To further develop our technology, we anticipate that these expenditures will continue near current levels.
Cash Flows Used In Financing Activities. Net cash used in financing activities was $18.9 million for the three months ended March 31, 2013, compared to $8.6 million for the three months ended March 31, 2012.
During the three months ended March 31, 2013 and 2012, we made term loan amortization payments of $5.0 million and $3.8 million, respectively, due under our Term Credit facility. See “— Credit Facilities” for more details.
Cash used in financing activities in the three months ended March 31, 2013 and 2012 included cash for common stock repurchases. See “ —Common Stock Repurchases” for more information on our common stock repurchase authorizations. We used $14.3 million of cash to repurchase 491,300 shares of our common stock during the three months ended March 31, 2013 compared to $10.7 million of cash to repurchase 419,249 shares of our common stock during the three months ended March 31, 2012.

Cash dividends paid in the three months ended March 31, 2013 were $2.6 million, compared to dividends paid of $2.3 million in the three months ended March 31, 2012. See “— Dividends on Common Stock” for more information on our common stock dividends. During the three months ended March 31, 2013 and 2012, employees exercised stock options generating cash proceeds in the aggregate of $1.2 million and $6.8 million, respectively.
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

The Credit Agreement provides for a revolving credit facility, as subsequently amended and increased, in the aggregate amount of up to $140 million (the “Revolving Credit Facility” and together with the Credit Agreement, the "Credit Facilities"), of which up to $10 million may be used for the issuance of letters of credit and up to $5 million is available for swing line loans. As originally structured, the Revolving Credit Facility provided for $50 million plus, upon the prior approval of the administrative agent, an increase to the total revolving commitments of $50 million for a total commitment under the Revolving Credit Facility of $100 million. On July 20, 2012, we entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. The Amendment amended the Credit Agreement by, among other things, allowing us to increase the total Revolving Credit Facility commitments from $100 million to $150 million upon the prior approval of the administrative agent. On December 12, 2012, we entered into the Revolving Credit Commitment Increase Agreement (the “Increase Agreement”) with the lenders under the Credit Agreement to increase the total available commitment under the facilities revolving credit facility by $90 million. The Revolving Credit Facility is available to us on a revolving basis until November 24, 2015. All principal and interest not previously paid on the Revolving Credit Facility will mature and be due and payable on November 24, 2015.

The Credit Agreement also provides a term credit facility originally for $100 million (the “Term Credit Facility”). The Term Credit Facility required amortization payments in the amount of $3.75 million for each fiscal quarter during the fiscal years ended December 31, 2011 and 2012, and requires $5.0 million for each fiscal quarter during the fiscal years ended December 31, 2013 and 2014, and $7.5 million for each fiscal quarter during the period commencing on January 1, 2015 through the maturity date on November 24, 2015. All principal and interest not previously paid on the Term Credit Facility will mature and be due and payable on November 24, 2015.
The Credit Agreement contains covenants which include: maintenance of certain leverage and fixed charge coverage ratios; limitations on our indebtedness, liens on our properties and assets, investments in, and loans to other business units, our ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to certain of our subsidiaries. We were in compliance with these covenants as of March 31, 2013 and December 31, 2012 and expect we will remain in compliance with these covenants for at least the next twelve months.

At March 31, 2013, there was $65.0 million outstanding under the Term Credit Facility and $82.0 million outstanding under the Revolving Credit Facility. At December 31, 2012, we had $70.0 million outstanding under the Term Credit Facility and $82.0 million outstanding under the Revolving Credit Facility.

Common Stock Repurchases. On October 21, 2011, July 27, 2012, and November 2, 2012, our Board of Directors authorized the repurchase of up to $50 million worth of our outstanding common stock under each authorization. Repurchases under the October 21, 2011 and July 27, 2012 authorizations were completed during the year ended 2012. Repurchases under these programs were made through the open market, or in privately negotiated transactions, from time to time in accordance with applicable laws and regulations. We intend to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including the proceeds of options exercises. The manner, timing and amount of repurchases, if any, will be determined by management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements. The repurchase program may be modified or discontinued at any time.

	Repurchase Programs by Authorization Date
Activity For the Three Months Ended March 31, 2013	October 2011	July 2012	November 2012	Total
Shares repurchased	—	—	491,300	491,300
Cost of shares repurchased (in thousands)	—	—	$15,261	$15,261
Average cost per share	—	—	$31.06	$31.06
Remaining authorization (in thousands)	—	—	$14,552	$14,552

Activity For the Three months ended March 31, 2012
Shares repurchased	419,249	—	—	419,249
Cost of shares repurchased (in thousands)	$11,388	—	—	$11,388
Average cost per share	$27.16	—	—	$27.16

Activity For the Year ended December 31, 2012
Shares repurchased	1,157,440	1,760,804	715,800	3,634,044
Cost of shares repurchased (in thousands)	$33,172	$50,000	$20,187	$103,359
Average cost per share	$28.66	$28.40	$28.20	$28.44

Future repurchases will be made in accordance with applicable securities laws in the open market or in privately negotiated transactions. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

Dividends on Common Stock. The following table summarizes quarterly cash dividends declared and paid on our common stock during 2013 and 2012:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Three Months Ended March 31, 2013
February 7, 2013	March 4, 2013	March 15, 2013	$0.07

Twelve Months Ended December 31, 2012
February 8, 2012	March 2, 2012	March 15, 2012	$0.06
May 1, 2012	May 24, 2012	June 15, 2012	$0.06
July 27, 2012	August 24, 2012	September 14, 2012	$0.06
November 1, 2012	November 23, 2012	December 14, 2012	$0.06

On April 30, 2013, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable on June 15, 2013 to stockholders of record as of May 24, 2013.

Contractual Obligations. The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we must do so. As the majority of our SME transactions involve the delivery of the product or service at the time of the transaction, a good basis to estimate our exposure to chargebacks is the last four months' bankcard processing volume on our SME portfolio, which was $23.4 billion for the four months ended March 31, 2013 and $23.5 billion for the four months ended December 31, 2012. However, during the four months ended March 31, 2013 and December 31, 2012, we were presented with $10.8 million and $11.8 million, respectively, of chargebacks by issuing banks. In the three months ended March 31, 2013 and the year ended December 31, 2012, we incurred merchant credit losses of $0.7 million and $2.0 million, respectively, on total SME bankcard dollar volumes processed of $17.3 billion and $71.7 billion, respectively. These credit losses are included in processing and servicing expense in our Consolidated Statements of Income.
The following table reflects our significant contractual obligations as of March 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$15,738	$6,731	$9,007	$—	$—
Telecommunications providers	18,459	5,662	7,803	4,994	—
Facility and equipment leases	36,850	9,456	11,641	6,047	9,706
Term Credit Facility (b)	65,000	20,000	45,000	—	—
	$136,047	$41,849	$73,451	$11,041	$9,706

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

(b)
Interest rates on the Term Credit Facility are variable in nature; however, in January 2011 we entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50.0 million and a current notional amount of $32.5 million. If interest rates were to remain at the March 31, 2013 level, we would make interest payments of $1.9 million in the next 1 year and $1.5 million in the next 1 to 3 years or a total of $3.4 million including net settlements on the fixed-pay amortizing interest rate swaps. In addition, we had $82.0 million outstanding under our Revolving Credit Facility at March 31, 2013. The Revolving Credit Facility is available on a revolving basis until November 24, 2015.

Unrecognized Tax Benefits. At March 31, 2013, we had gross tax-effected unrecognized tax benefits of approximately $3.4 million. See “— Critical Accounting Estimates — Income Taxes.” As of March 31, 2013, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

Legal and Regulatory Considerations
There were no material developments that occurred in the legal proceedings reported in our 2012 Form 10-K. Additionally, we are not aware of any other material matters or legal proceedings initiated against us during the three months ended March 31, 2013.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our primary market risk exposure is to changes in interest rates.

We have interest rate risk related to our payable to our sponsor banks. Within our amount payable to our sponsor banks are balances which our sponsor banks have advanced to our SME merchants for interchange fees. Historically, these advances to our SME merchants were funded first with our available cash, then by incurring a payable to our sponsor banks when that cash had been expended. Beginning in the fourth quarter of 2012, these merchant advances are first funded from settlement cash received from bankcard networks when receipt of that settlement cash precedes the funding obligation to the SME merchant. At March 31, 2013, no merchant advances were funded from payables to our sponsor banks. During the quarter ended March 31, 2013, the average daily interest-bearing balance of that payable was approximately $12.1 million. A hypothetical 100 basis point change in short-term interest rates applied to our average payable to sponsor banks would result in a change of approximately $121,000 in annual pre-tax income.

We also incur interest rate risk on borrowings under our Credit Agreement. The Credit Agreement provides for a Revolving Credit Facility of $140.0 million and a Term Credit Facility of $100.0 million. At March 31, 2013, there was $65.0 million outstanding under the Term Credit Facility and $82.0 million outstanding under the Revolving Credit Facility. The Term Credit Facility requires amortization payments in the amount of $3.75 million for each fiscal quarter during the fiscal years ended December 31, 2011 and 2012, $5.0 million for each fiscal quarter during the fiscal years ended December 31, 2013 and 2014, and $7.5 million for each fiscal quarter during the period commencing on January 1, 2015 through the maturity date on November 24, 2015. Under the terms of the Credit Agreement, we may borrow, at our option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1%, in each case plus a margin determined by our current leverage ratio. In January 2011, we entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50.0 million on the variable rate debt outstanding under the Term Credit Facility. These interest rate swaps convert that initial notional amount to fixed rate. At March 31, 2013, the remaining notional amount of these interest rate swaps was $32.5 million. The impact which a hypothetical 100 basis point increase in short-term interest rates would have on our outstanding March 31, 2013 balances under the Credit Agreement would be a decline of approximately $1.1 million in annual pre-tax income, including the effect from interest rate swaps.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities within three years. At March 31, 2013, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $79,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $22,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $79,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $22,000.

Office Facilities
At March 31, 2013, we owned one facility and leased twenty four facilities which we use for operational, sales and administrative purposes.
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

We also leased the following facilities as of March 31, 2013:

Location	Square Feet	Expiration
Alpharetta, Georgia	11,484	May 31, 2016
Auburn, Alabama	8,035	May 15, 2016
Chattanooga, Tennessee	9,461	June 30, 2014
Cleveland, Ohio	41,595	June 30, 2019
Colorado Springs, Colorado	9,920	February 28, 2015
Coraopolis, Pennsylvania	8,186	August 31, 2014
Coraopolis, Pennsylvania	41,556	July 31, 2016
Edmond, Oklahoma	3,038	January 31, 2015
Harlan, Kentucky	5,000	May 25, 2014
Johnson City, Tennessee	5,252	April 17, 2014
Phoenix, Arizona	1,284	April 30, 2013
Plano, Texas	26,020	January 31, 2015
Plano, Texas	53,976	May 31, 2015 for 26,988 square feet. January 14, 2019 for 26,988 square feet.
Pleasanton, California	3,306	July 31, 2013
Portland, Oregon	11,564	September 30, 2013
Rochester, New York	18,000	June 30, 2023
Rochester, New York	9,450	May 31, 2013
Santa Ana, California	6,186	June 30, 2014
Tempe, Arizona	14,315	September 30, 2014
Tempe, Arizona	2,500	September 30, 2014
West Windsor Township, New Jersey	5,288	August 31, 2013
West Windsor Township, New Jersey	4,886	August 31, 2013
West Windsor Township, New Jersey	22,414	May 31, 2023
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
During the quarter ended March 31, 2013, there was no change in our internal controls over financial reporting (as defined in Rule 13 a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
There were no material developments since the filing of our 2012 Form 10-K in the proceedings reported under Part I, Item 3. Legal Proceedings in our 2012 Form 10-K, nor are we aware of any other material legal proceedings initiated against us during the three months ended March 31, 2013..

Item 1A. Risk Factors
There have been no material changes in our Risk Factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None
(b) None
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 21, 2011, July 27, 2012, and November 2, 2012, our Board of Directors authorized the repurchase of up to $50 million worth of our outstanding common stock under each authorization. Repurchases under the October 21, 2011 and July 27, 2012 authorizations were completed during the year ended 2012. Repurchases under these programs were made through the open market, or in privately negotiated transactions, from time to time in accordance with applicable laws and regulations. We intend to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including the proceeds of options exercises. The manner, timing and amount of repurchases, if any, will be determined by our management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements. The repurchase program may be modified or discontinued at any time. At March 31, 2013, we had remaining authorization to repurchase up to $14.6 million worth of our common stock.

See "— PART I. FINANCIAL INFORMATION — Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Common Stock Repurchases" for a summary of the Company's repurchase activity under these authorizations.

The following table presents information with respect to those purchases of our common stock made during the three months ended March 31, 2013:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
				(In thousands)
January 1— 31, 2013	—	$—	—	$29,813
February 1— 28, 2013	85,000	31.55	85,000	27,131
March 1 — 31, 2013	406,300	30.96	406,300	14,552
Total	491,300	$31.06	491,300

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information
None.

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

*101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31,2013, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income and Comprehensive Income; (ii) The Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flow; (iv) the Consolidated Statements of Equity; and (v) the Notes to the Consolidated Financial Statements.

_____________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 6, 2013

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

*101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income and Comprehensive Income; (ii) The Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flow; (iv) the Consolidated Statements of Equity; and (v) the Notes to the Consolidated Financial Statements.

_____________________

*	Filed herewith.