Form 10-Q
period 2013-06-30
HEARTLAND PAYMENT SYSTEMS INC
filed 2013-08-05
CIK 1144354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
As of August 1, 2013, there were 36,825,613 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$48,750	$48,440
Funds held for customers	110,316	131,405
Receivables, net	237,379	180,448
Investments	1,260	1,199
Inventory	9,907	9,694
Prepaid expenses	12,669	10,421
Current tax assets	9,563	—
Current deferred tax assets, net	11,509	10,475
Assets held for sale	—	17,044
Total current assets	441,353	409,126
Capitalized customer acquisition costs, net	56,148	56,425
Property and equipment, net	133,746	125,031
Goodwill	170,553	168,062
Intangible assets, net	46,656	53,594
Deposits and other assets, net	793	1,176
Total assets	$849,249	$813,414

Liabilities and Equity
Current liabilities:
Due to sponsor banks	$681	$37,586
Accounts payable	70,727	64,065
Customer fund deposits	110,316	131,405
Processing liabilities	178,794	95,273
Current portion of borrowings	111,000	102,001
Current portion of accrued buyout liability	12,427	10,478
Accrued expenses and other liabilities	36,845	47,817
Current tax liabilities	—	4,323
Liabilities related to assets held for sale	—	1,672
Total current liabilities	520,790	494,620
Deferred tax liabilities, net	37,063	29,632
Reserve for unrecognized tax benefits	3,818	3,069
Long-term portion of borrowings	40,000	50,000
Long-term portion of accrued buyout liability	20,892	24,932
Total liabilities	622,563	602,253
Commitments and contingencies (Note 11)	—	—

Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,910,213 and 37,571,708 shares issued at June 30, 2013 and December 31, 2012; 36,770,413 and 36,855,908 outstanding at June 30, 2013 and December 31, 2012	37	38
Additional paid-in capital	229,496	222,705
Accumulated other comprehensive loss	(187)	(399)
Retained earnings	1,744	7,629
Treasury stock, at cost (139,800 and 715,800 shares at June 30, 2013 and December 31, 2012)	(4,404)	(20,187)
Total stockholders’ equity	226,686	209,786
Noncontrolling interests	—	1,375
Total equity	226,686	211,161
Total liabilities and equity	$849,249	$813,414
See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2013	2012	2013	2012
Total revenues	$546,624	$515,218	$1,047,863	$982,794
Costs of services:
Interchange	345,233	330,742	652,305	628,690
Dues, assessments and fees	51,649	52,505	98,981	96,373
Processing and servicing	58,376	55,938	117,773	111,566
Customer acquisition costs	9,983	11,263	20,716	22,699
Depreciation and amortization	4,522	4,472	8,612	8,824
Total costs of services	469,763	454,920	898,387	868,152
General and administrative	43,531	31,309	89,371	62,858
Total expenses	513,294	486,229	987,758	931,010
Income from operations	33,330	28,989	60,105	51,784
Other income (expense):
Interest income	32	34	66	138
Interest expense	(1,269)	(756)	(2,503)	(1,606)
Provision for processing system intrusion costs	(33)	(81)	(239)	(238)
Other, net	(37)	(4)	79	(4)
Total other expense	(1,307)	(807)	(2,597)	(1,710)
Income from continuing operations before income taxes	32,023	28,182	57,508	50,074
Provision for income taxes	12,342	10,782	22,182	19,148
Net income from continuing operations	19,681	17,400	35,326	30,926
Income from discontinued operations, net of income tax of $—, $193, $2,135 and $326	—	562	3,970	888
Net income	19,681	17,962	39,296	31,814
Less: Net income attributable to noncontrolling interests	—	161	56	259
Net income attributable to Heartland	$19,681	$17,801	$39,240	$31,555

Amounts Attributable to Heartland:
Net income from continuing operations	$19,681	$17,400	$35,326	$30,926
Income from discontinued operations, net of income tax and non-controlling interests	—	401	3,914	629
Net income attributable to Heartland	$19,681	$17,801	$39,240	$31,555

Basic earnings per share:
Income from continuing operations	$0.54	$0.45	$0.96	$0.80
Income from discontinued operations	—	0.01	0.11	0.01
Basic earnings per share	$0.54	$0.46	$1.07	$0.81

Diluted earnings per share:
Income from continuing operations	$0.53	$0.43	$0.93	$0.76
Income from discontinued operations	—	0.01	0.10	0.02
Diluted earnings per share	$0.53	$0.44	$1.03	$0.78

Weighted average number of common shares outstanding:
Basic	36,153	38,844	36,698	38,840
Diluted	37,439	40,448	38,108	40,504

Dividends Declared Per Share:	$0.07	$0.06	$0.14	$0.12

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2013	2012	2013	2012

Net income	$19,681	$17,962	$39,296	$31,814
Other comprehensive income (loss):
Unrealized gains on investments, net of income tax of $—, $2, $4 and $10	1	4	4	15
Unrealized gains (losses) on derivative financial instruments, net of tax of $53, ($1), $96 and ($8)	83	(3)	163	(9)
Foreign currency translation adjustment	—	(267)	(54)	(36)
Comprehensive income	19,765	17,696	39,409	31,784
Less: Comprehensive income attributable to noncontrolling interests	—	81	40	248
Comprehensive income attributable to Heartland	$19,765	$17,615	$39,369	$31,536

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Heartland Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares	Amount
Six Months Ended June 30, 2012
Balance, January 1, 2012	38,848	$39	$207,643	$(680)	$29,236	$(16,828)	$642	$220,052
Issuance of common stock– options exercised	1,038	2	11,838	—	—	—	—	11,840
Issuance of common stock – RSU’s vested	77	—	(1,247)	—	—	—	—	(1,247)
Excess tax benefit on employee share-based compensation		—	4,556	—	—	—	—	4,556
Repurchase of common stock	(1,157)	—	—	—	—	(33,172)	—	(33,172)
Share-based compensation	—	—	6,901	—	—	—	—	6,901
Other comprehensive loss	—	—	—	(19)	—	—	(11)	(30)
Dividends on common stock ($0.12 per share)	—	—	—	—	(4,680)	—	—	(4,680)
Net income for the period	—	—	—	—	31,555	—	259	31,814
Balance, June 30, 2012	38,806	$41	$229,691	$(699)	$56,111	$(50,000)	$890	$236,034

Six Months Ended June 30, 2013
Balance, January 1, 2013	36,856	$38	$222,705	$(399)	$7,629	$(20,187)	$1,375	$211,161
Issuance of common stock– options exercised	752	1	7,808	—	—	—	—	7,809
Issuance of common stock – RSU’s vested	254	—	(4,667)	—	—	—	—	(4,667)
Excess tax benefit on employee share-based compensation	—	—	6,536	—	—	—	—	6,536
Repurchase of common stock	(1,092)	—	—	—	—	(34,217)	—	(34,217)
Retirement of treasury stock		(2)	(10,024)		(39,974)	50,000		—
Share-based compensation	—	—	7,138	—	—	—	—	7,138
Changes in equity from sale of discontinued operation	—	—	—	83	—	—	(1,415)	(1,332)
Other comprehensive income (loss)	—	—	—	129	—	—	(16)	113
Dividends on common stock ($0.14 per share)	—	—	—	—	(5,151)	—	—	(5,151)
Net income for the period	—	—	—	—	39,240	—	56	39,296
Balance, June 30, 2013	36,770	$37	$229,496	$(187)	$1,744	$(4,404)	$—	$226,686

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$39,296	$31,814
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	22,478	22,509
Other depreciation and amortization	16,268	14,714
Addition to loss reserves	1,282	1,195
(Recovery) provision for doubtful receivables	(187)	390
Deferred taxes	5,447	4,522
Share-based compensation	7,138	6,901
Gain on sale of business	(3,786)	—
Other	133	29
Changes in operating assets and liabilities:
Increase in receivables	(56,662)	(2,324)
(Increase) decrease in inventory	(272)	383
Payment of signing bonuses, net	(12,080)	(15,461)
Increase in capitalized customer acquisition costs	(10,121)	(8,257)
(Increase) decrease in prepaid expenses	(2,085)	886
Increase in current tax assets	(7,336)	(945)
Increase in deposits and other assets	(692)	(53)
Excess tax benefits on employee share-based compensation	(6,536)	(4,556)
Increase in reserve for unrecognized tax benefits	748	371
Decrease in due to sponsor banks	(36,904)	(9,430)
Increase in accounts payable	6,494	9,035
Decrease in accrued expenses and other liabilities	(14,026)	(11,457)
Increase in processing liabilities	82,188	5,263
Payouts of accrued buyout liability	(10,450)	(6,655)
Increase in accrued buyout liability	8,359	8,447
Net cash provided by operating activities	28,694	47,321
Cash flows from investing activities
Purchase of investments	(1,224)	(1,865)
Maturities of investments	816	676
Decrease (increase) in funds held for customers	21,096	(6,323)
(Decrease) increase in customer fund deposits	(21,089)	6,348
Proceeds from sale of business	19,343	—
Acquisitions of businesses, net of cash acquired	—	(23,682)
Purchases of property and equipment	(23,445)	(16,420)
Net cash used in investing activities	(4,503)	(41,266)
Cash flows from financing activities
Proceeds from borrowings	9,000	26,000
Principal payments on borrowings	(10,000)	(7,502)
Proceeds from exercise of stock options	7,809	11,840
Excess tax benefits on employee share-based compensation	6,536	4,556
Repurchases of common stock	(34,217)	(33,586)
Dividends paid on common stock	(5,151)	(4,680)
Net cash used in financing activities	(26,023)	(3,372)

Net (decrease) increase in cash	(1,832)	2,683
Effect of exchange rates on cash	1	(33)
Cash at beginning of year	50,581	40,301
Cash at end of period	$48,750	$42,951

Supplemental cash flow information:
Cash paid during the period for:
Interest	$2,147	$1,488
Income taxes	23,331	15,457
See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Operations
Basis of Financial Statement Presentation— The accompanying condensed consolidated financial statements include those of Heartland Payment Systems, Inc. (the “Company,” “we,” “us,” or “our”) and its wholly-owned subsidiaries, Heartland Payroll Company (“HPC”), Ovation Payroll, Inc. ("Ovation"), Educational Computer Systems, Inc. ("ECSI"), Debitek, Inc. (“Debitek”) and Heartland Acquisition LLC (“Network Services”), and its previously 70% owned subsidiary Collective POS Solutions Ltd. (“CPOS”). The Company entered into an agreement during the fourth quarter of 2012 to sell CPOS. The transaction was settled on January 31, 2013 and the Company recorded a gain on the sale in the first quarter of 2013. The Company presents CPOS as a discontinued operation in the accompanying condensed consolidated financial statements. See Note 15, Discontinued Operations for more detail. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company's management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company's financial position at June 30, 2013, its results of operations, changes in stockholders’ equity and cash flows for the periods ended June 30, 2013 and 2012. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012. The December 31, 2012 condensed consolidated balance sheet was derived from the audited 2012 consolidated financial statements.

Business Description—The Company's principal business is to provide payment processing services related to bankcard transactions for merchants throughout the United States, and until January 31, 2013 in Canada (See Note 15, Discontinued Operations). In addition, the Company provides certain other merchant services, including the sale and rental of terminal equipment, sale of terminal supplies and loyalty and gift card marketing solutions ("Heartland Marketing Solutions"). The Company provides K to 12 school solutions ("Heartland School Solutions") in the United States including school nutrition and point-of-sale and payment solutions. HPC and Ovation provide payroll and related tax filing services throughout the United States. Debitek provides campus payment solutions ("Campus Solutions"), prepaid card and stored-value card payment solutions ("Prepaid Card") throughout the United States and Canada. ECSI also provides Campus Solutions, including higher education loan servicing, throughout the United States.

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
The sponsorship agreements with the member banks require, among other things, that the Company abide by the bylaws and regulations of the Visa and MasterCard networks, and certain of the sponsor banks require a certificate of deposit or a cash balance in a deposit account. If the Company breaches a sponsorship agreement, the sponsor banks may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative sponsor bank. The Company is dependent on its sponsor banks, Visa and MasterCard for notification of any compliance breaches. As of June 30, 2013, the Company has not been notified of any such issues by its sponsor banks, Visa or MasterCard.

At June 30, 2013, the Company is party to four bank sponsorship agreements.

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

•
In 2007, the Company entered into a sponsorship agreement with Heartland Bank, an unrelated third party, to sponsor SME merchant processing. The agreement with Heartland Bank has been renewed through September 2013. The Agreement continues for successive three-year terms unless terminated by either party with 180 days prior written notice. In March 2013, the Company notified Heartland Bank it intends to terminate the sponsorship agreement and has made arrangements for continuing sponsorship with an alternative sponsor bank. The transfer of sponsorship and processing is expected to be final by October 1, 2013.

Following is a breakout of the Company’s total Visa and MasterCard settled bankcard processing volume for the month ending June 30, 2013 by percentage processed under its individual bank sponsorship agreements:

	% of	June 2013
Sponsor Bank	Bankcard Processing Volume
Wells Fargo Bank, N.A.	64%
The Bancorp Bank	16%
Barclays Bank Delaware	13%
Heartland Bank	7%
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

Working Capital— The Company's working capital, defined as current assets less current liabilities, was negative by $79.4 million at June 30, 2013 and $85.5 million at December 31, 2012. The negative working capital primarily reflects the Company (a) borrowing $82.0 million under the Revolving Credit Facility which was used to fund the acquisitions of ECSI and Ovation as described above and in Note 3, Acquisitions, (b) using $103.4 million of operating cash to repurchase 3,634,044 shares of the Company's common stock during 2012 and (c) using $34.2 million of operating cash to repurchase 1,091,983 shares during the six months ended June 30, 2013. See Note 10, Credit Facilities for information on the Company's Revolving Credit Facility. The Company believes that its current cash and investment balances, cash generated from operations and its agreements with its sponsor banks to fund SME merchant advances will provide sufficient liquidity to meet its anticipated needs for operating capital for at least the next twelve months.

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

Cash and Cash Equivalents—At June 30, 2013, cash included approximately $24.7 million of processing-related cash in transit and collateral, compared to approximately $31.6 million of processing-related cash in transit and collateral at December 31, 2012.
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

Historically, the Company funded interchange advances to its SME merchants first with its available cash, then when that cash had been expended, by directing its sponsor banks to fund advances, thereby incurring a payable to sponsor banks. In the fourth quarter of 2012, the Company accelerated the end-of-day presentment of transaction funding files to the bankcard networks resulting in its sponsor banks receiving settlement cash one day earlier and increasing funding obligations to its SME merchants, which are carried in processing liabilities. As a result of accelerated presentment, the Company funds these merchant interchange advances/receivables first from the accelerated settlement cash received from bankcard networks, then from the Company's available cash or by incurring a payable to its sponsor banks. At December 31, 2012, the Company used $3.8 million of its cash to fund merchant advances. The amount due to sponsor banks for funding advances was $36.3 million at December 31, 2012. The Company pays its sponsor banks the prime rate on these payables. The payable to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants. The Company did not use any of its available cash or incur any payables to its sponsor banks to fund merchant advances at June 30, 2013.

Receivables also include amounts due from bankcard networks which reflects multiple days' processing volume at June 30, 2013 as the current quarter ended on a weekend, as well as pre-funding of Discover and American Express transactions to the Company's merchants and are due from the related bankcard networks. These amounts are recovered the next business day from the date of processing the transaction.

Receivables also include amounts resulting from the sale, installation, training and repair of payment system hardware and software for prepaid card and stored-value card payment systems, campus solutions, and Heartland School Solutions. These receivables are mostly invoiced on terms of 30 days net from date of invoicing.

Investments and Funds Held for Customers—Investments, including those carried on the Condensed Consolidated Balance Sheets as Funds held for customers, consist primarily of fixed income bond funds and certificates of deposit. Funds held for customers also include overnight bank deposits. The majority of investments carried in Funds held for customers are available-for-sale and recorded at fair value based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. In the event of a sale, cost is determined on a specific identification basis. At June 30, 2013, Funds held for customers included cash and cash equivalents of $109.1 million and investments available for sale of $1.2 million.

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

Capitalized Customer Acquisition Costs, net—Capitalized customer acquisition costs consist of (1) up-front signing bonus payments made to Relationship Managers and sales managers (the Company's sales force) for the establishment of new merchant relationships, and (2) a deferred acquisition cost representing the estimated cost of buying out the commissions of

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

vested salespersons. Capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins associated with merchant contracts. The capitalized customer acquisition costs are amortized using a method which approximates a proportional revenue approach over the initial three-year term of the merchant contract.

The up-front signing bonus paid for new SME bankcard, payroll and loyalty marketing accounts is based on the estimated gross margin for the first year of the merchant contract. The signing bonus, amount capitalized, and related amortization are adjusted after one year to reflect the actual gross margin generated by the merchant contract during that year. The deferred customer acquisition cost asset is accrued over the first year of SME bankcard merchant processing, consistent with the build-up in the accrued buyout liability, as described below. Beginning in June 2012, Relationship Managers and sales managers earn portfolio equity on their newly installed payroll and loyalty marketing merchant accounts based on the residual commissions they earn on those accounts. The accrued buyout liability and deferred acquisition cost asset are developed in the same manner as the SME bankcard merchant portfolio equity.

Management evaluates the capitalized customer acquisition costs for impairment on an annual basis by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of June 30, 2013.

Accrued Expenses and Other Liabilities— Accrued expenses and other liabilities on the Condensed Consolidated
Balance Sheets includes deferred revenue of $4.2 million and $13.0 million at June 30, 2013 and December 31, 2012, respectively, which is primarily related to the Company's Heartland School Solutions and Campus Solutions businesses.

Also included in accrued expenses and other liabilities at June 30, 2013 and December 31, 2012 is $4.5 million and $7.3 million, respectively, relating to the allocation of purchase price to an unfavorable processing contract associated with our September 30, 2011 acquisition of School-Link Technologies, Inc. During the six months ended June 30, 2013 and 2012, we amortized $1.3 million and $1.7 million of this accrued liability against the cash processing costs paid under that contract. During the six months ended June 30, 2013, we recorded an adjustment to the carrying value of this unfavorable processing contract of $1.6 million to adjust the liability to reflect the latest estimate of the expected cash processing costs to be paid over the remainder of the contract. The amortization and adjustment to the fair value were included in cost of services in our Condensed Consolidated Statements of Income.

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

Chargebacks periodically arise due to disputes between a cardholder and a merchant resulting from the cardholder's dissatisfaction with merchandise quality or the merchant's service, and the disputes may not always be resolved in the merchant's favor. In some of these cases, the transaction is ''charged back'' to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, the Company is liable for the full amount of the transaction. The Company's obligation to stand ready to perform is minimal. The Company maintains a deposit or the pledge of a letter of credit from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. The Company evaluates its ultimate risk and records an estimate of potential loss for chargebacks based upon an assessment of actual historical loss rates compared to recent bankcard processing volume levels. The Company believes that the liability recorded as loss reserves approximates fair value.

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

Beginning in June 2012, Relationship Managers and sales managers earn portfolio equity on their newly installed payroll and loyalty marketing merchant accounts based on the residual commissions they earn on those accounts. The accrued buyout liability and deferred acquisition cost asset are accrued in the same manner as the SME bankcard merchant portfolio equity.

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

Revenue—Revenues are mainly comprised of gross processing revenue, payroll processing revenue and equipment-related revenue. Gross processing revenue primarily consists of discount fees, per-transaction fees and periodic fees (primarily monthly) from the processing of Visa, MasterCard, American Express and Discover bankcard transactions for merchants. The Company passes through to its customers any changes in interchange or network fees. Gross processing revenue also includes fees for servicing American Express accounts, customer service fees, fees for processing chargebacks, termination fees on terminated contracts, gift and loyalty card fees, fees generated by our Heartland School Solutions business, loan servicing fees and other miscellaneous revenue. Payroll processing revenue includes periodic and annual fees charged by HPC and Ovation for payroll processing services, and interest earned from investing tax impound funds held for our customers. Revenue is recorded as bankcard and other processing transactions are processed or payroll services are performed.
Equipment-related revenue includes revenues from the sale, rental and deployment of bankcard terminals, and from the sale of hardware, software and associated services for prepaid card and stored-value card payment systems, and from the sale of hardware, software and associated services for Heartland School Solutions and Campus Solutions. Revenues are recorded at the time of shipment, or the provision of service.

Loss Contingencies and Legal Expenses—The Company records a liability for loss contingencies when the liability is probable and the amount is reasonably estimable. Legal fees associated with loss contingencies are recorded when the legal fees are incurred.
The Company records recoveries from its insurance providers when cash is received from the provider.

Other Income (Expense)— Other income (expense) consists of interest income on cash and investments, the interest expense on our borrowings, the gains or losses on the disposal of property and equipment and other non-operating income or expense items. For the six months ended June 30, 2013, other income (expense) included pre-tax income of approximately $0.1 million reflecting the first payment relating to the sale of a group of merchant contracts within our Prepaid Card business.

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
The provision for income taxes for the three and six months ended June 30, 2013 and 2012 and the resulting effective tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Provision for income taxes	$12,342	$10,782	$22,182	$19,148
Effective tax rate	38.5%	38.3%	38.6%	38.2%
The increase in the effective tax rate for the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, is due to higher state income tax rates in entities acquired in the fourth quarter of 2012.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, it makes a cumulative adjustment in that period.

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions, which have been deemed reasonable by management. However, if management's estimates are not representative of actual outcomes, the Company's results could be materially impacted. The Company does not expect any material changes to unrecognized tax benefits in the next twelve months. At June 30, 2013, the reserve for unrecognized tax benefits related to uncertain tax positions was $3.8 million, of which $2.5 million would, if recognized, impact the effective tax rate. At December 31, 2012, the reserve for unrecognized tax benefits related to uncertain tax positions was $3.1 million, of which $2.0 million would, if recognized, impact the effective tax rate.

The Company has received a final determination letter from the Joint Committee of Taxation for 2010 and such Committee has agreed to the “no change" findings of the IRS audit.

Share–Based Compensation— In the fourth quarters of 2010, 2011, and 2012, the Compensation Committee of the Company's Board of Directors approved grants of performance-based Restricted Share Units with grant-specific vesting and performance target terms as shown in the following table:

	Performance Awards by Grant Date
	4th Quarter 2010	4th Quarter 2011	4th Quarter 2012
RSU's Granted	508,800	164,808	72,004
Vested during 2013	50%	—	—
Vesting during 2014	25%	50%	—
Vesting during 2015	25%	50%	50%
Vesting during 2016	—	—	50%
Grant Performance Target	(a)	(b)	(c)

(a)    50% vested on March 1, 2013 since the 2012 diluted earnings per share target was achieved. The remaining Restricted Share Units would vest only if, over the term, the following pro forma diluted earnings per share targets for the years ended December 31, 2013, and 2014 are achieved:

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

In the fourth quarter of 2012, the the Compensation Committee of the Company's Board of Directors approved target grants of 72,345 Relative Total Shareholder Return Restricted Share Units (referred to as “TSRs”). These TSRs are nonvested share awards for which vesting percentages and ultimate number of units vesting will be calculated based on the total shareholder return of our common stock as compared to the total shareholder return of 86 peer companies. The payout schedule can produce vesting percentages ranging from 0% to 225%. Total shareholder return will be calculated based upon the average closing price for the 30 calendar day period ending December 9, 2015, divided by the closing price on December 10, 2012. The target number of units is based on achieving a total shareholder return equal to the 65th percentile of the peer group. The Company recorded expense on these TSRs based on achieving the target. A lattice valuation model was applied to measure the grant date fair value of these TSRs.

Diluted earnings per share for the three and six months ended June 30, 2013 and 2012 were computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options and vesting of Restricted Share Units, where dilutive.

Common Stock Repurchases. On October 21, 2011, July 27, 2012, and November 2, 2012, the Company's Board of Directors authorized the repurchase of up to $50 million worth of the Company's outstanding common stock under each authorization. On May 8, 2013, the Company's Board of Directors authorized the repurchase of up to $75 million worth of the Company's outstanding common stock. Repurchases under the October 21, 2011 and July 27, 2012 authorizations were completed during the year ended December 31, 2012 and repurchases under the November 2, 2012 authorization were completed during the six months ended June 30, 2013. Repurchases under these programs were made through the open market, or in privately negotiated transactions, from time to time in accordance with applicable laws and regulations. The Company intends to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including the proceeds of options exercises. The manner, timing and amount of repurchases, if any, will be determined by management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements. The repurchase program may be modified or discontinued at any time.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Repurchase Programs by Authorization Date
Activity For the Six Months Ended June 30, 2013	October 2011	July 2012	November 2012	May 2013	Total
Shares repurchased	—	—	952,183	139,800	1,091,983
Cost of shares repurchased (in thousands)	—	—	$29,813	$4,404	$34,217
Average cost per share	—	—	$31.31	$31.50	$31.33
Remaining authorization (in thousands)	—	—	—	$70,596	$70,596

Activity For the Six months Ended June 30, 2012
Shares repurchased	1,157,440	—	—	—	1,157,440
Cost of shares repurchased (in thousands)	$33,172	—	—	—	$33,172
Average cost per share	$28.66	—	—	—	$28.66

Activity For the Year Ended December 31, 2012
Shares repurchased	1,157,440	1,760,804	715,800	—	3,634,044
Cost of shares repurchased (in thousands)	$33,172	$50,000	$20,187	—	$103,359
Average cost per share	$28.66	$28.40	$28.20	—	$28.44
Future repurchases will be made in accordance with applicable securities laws in the open market or in privately negotiated transactions. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

Derivative Financial Instruments—The Company utilizes derivative instruments to manage interest rate risk on certain borrowings under its Credit Agreement (as defined in Note 10 herein). The Company recognizes the fair value of derivative financial instruments in the Condensed Consolidated Balance Sheets in investments, or accrued expenses and other liabilities. Changes in fair value of derivative instruments are recognized immediately in earnings unless the derivative is designated and qualifies as a hedge of future cash flows. For derivatives that qualify as hedges of future cash flows, the effective portion of changes in fair value is recorded in other comprehensive income and reclassified into interest expense in the same periods during which the hedged item affects earnings. Any ineffectiveness of cash flow hedges would be recognized in other income (expense) in the Condensed Consolidated Statements of Income during the period of change.
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

	June 30, 2013	December 31, 2012
	(In thousands)
Remaining notional value	$30,000	$35,000
Fair value (a)	(560)	(817)
Deferred tax benefit	217	313
(a) Recorded as a liability in accrued expenses and other liabilities

Foreign Currency—The Canadian dollar was the functional currency of CPOS, which operated in Canada. CPOS' revenues and expenses were translated at the average exchange rates prevailing during the period. The foreign currency assets and liabilities of CPOS were translated at the period-end rate of exchange. The resulting translation adjustment was allocated between the Company and CPOS' noncontrolling interests and was recorded as a component of other comprehensive income or noncontrolling interests in total equity. At June 30, 2012, the cumulative foreign currency translation reflected a loss of $0.3 million. CPOS was sold in a transaction which settled on January 31, 2013. See Note 15, Discontinued Operations for more detail.
Noncontrolling Interests— Noncontrolling interests represent noncontrolling minority stockholders' share of the equity and after-tax net income or loss of CPOS. Noncontrolling minority stockholders' share of after-tax net income or loss of CPOS is included in "Net income attributable to noncontrolling interests" in the Condensed Consolidated Statements of Income. The minority stockholders’ interests included in "noncontrolling interests" in the December 31, 2012 Condensed Consolidated Balance Sheet was $1.4 million and reflected the original investments by these minority shareholders in CPOS, along with their proportionate share of earnings or losses of CPOS. CPOS was sold in a transaction which settled on January 31, 2013. See Note 15, Discontinued Operations for more detail.
Subsequent Events—The Company evaluated subsequent events with respect to the Condensed Consolidated

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Financial Statements as of and for the six months ended June 30, 2013.
New Accounting Pronouncements- From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by us as of the specified effective date.
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

In July 2013, the FASB issued an accounting standard update which provides guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. Among those risks for financial assets and financial liabilities is the risk of changes in a hedged item's fair value or a hedged transaction's cash flows attributable to changes in the designated benchmark interest rate (referred to as interest rate risk). This update is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The implementation of this update is not expected to have a material effect on the Company's Consolidated Financial Statements.

In July 2013, the FASB issued an accounting standard update which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this update are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryfowards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are effective for fiscal years and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The amendments would be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The implementation of this update is not expected to have a material effect on the Company's Consolidated Financial Statements.

3. Acquisitions

Acquisition transactions in 2012 included:

Lunch Byte Systems, Inc.
On June 29, 2012, the Company expanded its Heartland School Solutions business through its acquisition of the net assets of Lunch Byte Systems, Inc. ("Nutrikids"). The $26.0 million cash payment made on June 29, 2012 for the purchase price was funded through our Revolving Credit Facility and subsequently repaid with cash on hand in July 2012. Beginning

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

July 1, 2012, Nutrikids' results of operations are included in the Company's results of operations. The transaction was accounted for under the purchase method of accounting. The allocation of the total purchase price was as follows: $16.1 million to goodwill, $7.0 million to intangible assets and $2.9 million to net tangible assets. Pro forma results of operations have not been presented because the effect of this acquisition was not material. The entire amount of goodwill is expected to be deductible for income tax reporting.

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The weighted average amortization life for the 2012 acquired finite lived intangible assets related to acquisition of Ovation is as follows:
Weighted-average amortization life
(In years)
Customer relationships	6.7
Software	1.5
Non-compete agreements	5.0
Overall	5.9

4. Receivables
A summary of receivables by major class was as follows at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(In thousands)
Accounts receivable from merchants	$167,950	$160,702
Accounts receivable from bankcard networks	67,972	19,588
Accounts receivable from others	2,372	1,596
	238,294	181,886
Less allowance for doubtful accounts	(915)	(1,438)
Total receivables, net	$237,379	$180,448

Included in accounts receivable from others are amounts due from employees which are $1.1 million and $0.4 million at June 30, 2013 and December 31, 2012, respectively. Accounts receivable from bankcard networks at June 30, 2013 reflect multiple days' processing volume as the quarter ended on a weekend, and both June 30, 2013 and December 31, 2012 include amounts which were pre-funded to merchants for processing Discover and American Express bankcard transactions.
A summary of the activity in the allowance for doubtful accounts for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Beginning balance	$944	$1,421	$1,438	$1,407
Additions (Reductions) to allowance	104	260	(202)	310
Charges against allowance	(133)	(286)	(321)	(322)
Ending balance	$915	$1,395	$915	$1,395

5. Funds Held for Customers and Investments
A summary of funds held for customers and investments, including the cost, gross unrealized gains (losses) and estimated fair value for investments held to maturity and investments available-for-sale by major security type and class of security were as follows at June 30, 2013 and December 31, 2012:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
June 30, 2013
Funds held for customers
Fixed income bond fund - available for sale	$968	$251	$—	$1,219
Cash held for payroll customers	96,382	—	—	96,382
Cash held for Campus Solutions customers	12,715	—	—	12,715
Total funds held for customers	$110,065	$251	$—	$110,316

Investments:
Investments held to maturity - Certificates of deposit (a)	$1,200	$—	$—	1,200
Investments - available for sale	60	—	—	60
Total Investments	$1,260	$—	$—	1,260

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

(a) Certificates of deposit have remaining terms ranging from 4 months to 14 months.

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
During the six months ended June 30, 2013 and during the twelve months ended December 31, 2012, the Company did not experience any other-than-temporary losses on its investments.

The maturity schedule of all available-for-sale debt securities and held to maturity investments along with amortized cost and estimated fair value as of June 30, 2013 is as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$2,195	$2,446
Due after one year through five years	33	33
	$2,228	$2,479

6. Capitalized Customer Acquisition Costs, Net
A summary of net capitalized customer acquisition costs as of June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Capitalized signing bonuses	$84,120	$84,728
Less accumulated amortization	(44,148)	(42,941)
	39,972	41,787
Capitalized customer deferred acquisition costs	41,296	37,736
Less accumulated amortization	(25,120)	(23,098)
	16,176	14,638
Capitalized customer acquisition costs, net	$56,148	$56,425
A summary of the activity in capitalized customer acquisition costs, net for the three and six month periods ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$55,747	$55,339	$56,425	$55,014
Plus additions to:
Capitalized signing bonuses, net	6,300	7,907	12,080	15,461
Capitalized customer deferred acquisition costs	5,323	4,289	10,121	8,257
	11,623	12,196	22,201	23,718
Less amortization expense on:
Capitalized signing bonuses, net	(6,794)	(7,332)	(13,895)	(14,653)
Capitalized customer deferred acquisition costs	(4,428)	(3,980)	(8,583)	(7,856)
	(11,222)	(11,312)	(22,478)	(22,509)
Balance at end of period	$56,148	$56,223	$56,148	$56,223

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Net signing bonus adjustments from estimated amounts to actual were $(1.1) million and $(0.8) million, respectively, for the three months ended June 30, 2013 and 2012, and $(1.9) million and $(1.5) million, respectively, for the six months ended June 30, 2013 and 2012. Net signing bonus adjustments are netted against additions in the table above. Negative signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year is less than the estimated gross margin for that year, resulting in the overpayment of the up-front signing bonus and would be recovered from the relevant salesperson. Positive signing bonus adjustments result from the prior underpayment of signing bonuses and would be paid to the relevant salesperson.

Fully amortized signing bonuses of $6.6 million and $8.4 million were written off during the three month periods ended June 30, 2013 and 2012, respectively, and $12.7 million and $16.4 million, respectively, were written off during the six month periods ended June 30, 2013 and 2012. In addition, fully amortized customer deferred acquisition costs of $3.4 million and $4.2 million, respectively, were written off during the three months ended June 30, 2013 and 2012, and $6.6 million and $8.1 million, respectively, were written off during the six months ended June 30, 2013 and 2012.

The Company believes that no impairment of capitalized customer acquisition costs has occurred as of June 30, 2013 and December 31, 2012.

7. Intangible Assets and Goodwill
Intangible Assets — Intangible assets consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Assets
	(In thousands)
Finite Lived Assets:
Customer relationships	$49,814	$11,290	$38,524	3 to 18 years—proportional cash flow
Merchant portfolio	3,345	2,522	823	7 years—proportional cash flow
Software	14,150	9,917	4,233	1 to 5 years—straight line
Non-compete agreements	4,489	1,471	3,018	3 to 5 years—straight line
Other	85	27	58	2 to 9 years—straight line
	$71,883	$25,227	$46,656

	December 31, 2012			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Assets
	(In thousands)
Finite Lived Assets:
Customer relationships	$52,125	$8,318	$43,807	3 to 18 years—proportional cash flow
Merchant portfolio	3,345	2,316	1,029	7 years—proportional cash flow
Software	14,150	9,016	5,134	2 to 5 years—straight line
Non-compete agreements	4,590	1,030	3,560	3 to 5 years—straight line
Other	85	21	64	2 to 9 years—straight line
	$74,295	$20,701	$53,594

Amortization expense related to the intangible assets was $2.2 million and $1.1 million, respectively, for the three months ended June 30, 2013 and 2012 and $4.5 million and $2.2 million for the six months ended June 30, 2013 and 2012, respectively. The estimated remaining amortization expense related to intangible assets in twelve month increments is as follows:

For the Twelve Months Ended June 30,
(In thousands)
2014	$8,055
2015	7,030
2016	6,341
2017	5,154
2018	3,950
Thereafter	16,126
$46,656

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Goodwill — The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2013 and 2012 were as follows:
	Card	Payroll	Heartland School Solutions	Campus Solutions	Other	Total
Balance at January 1, 2012	$43,701	$—	$40,732	$3,321	$6,501	$94,255
Goodwill acquired during the period	—	—	15,231	—	—	15,231
Other	—	—	—	—	—	—
Balance at June 30, 2012	43,701	—	55,963	3,321	6,501	109,486

Balance at January 1, 2013	43,701	30,831	53,350	33,679	6,501	168,062
Goodwill acquired during the period	—	—	—	—	—	—
Other (a)	—	524	—	1,967	—	2,491
Balance at June 30, 2013	$43,701	$31,355	$53,350	$35,646	$6,501	$170,553
(a) Reflects adjustments to allocations of purchase price.

Percentage of total reportable segments' assets that were goodwill as of June 30, 2013 and 2012 is as follows:
	Percent of Goodwill to Reportable Segments' Total Assets
	June 30, 2013	June 30, 2012
Card	8.0%	9.5%
Payroll	20.8%	—
Heartland School Solutions	78.0%	71.4%
Campus Solutions	52.7%	43.3%
Other	43.5%	35.2%

8. Processing Liabilities
Processing liabilities result primarily from the Company's card processing activities and include merchant deposits maintained to offset potential liabilities from merchant chargeback processing. A summary of processing liabilities and loss reserves was as follows at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(In thousands)
Merchant bankcard processing	$169,944	$86,882
Merchant deposits	6,895	6,436
Loss reserves	1,955	1,955
	$178,794	$95,273
In addition to the merchant deposits listed above, the Company held letters of credit related to merchant bankcard processing totaling $0.1 million at June 30, 2013 and December 31, 2012.

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

The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. As the majority of the Company's SME merchant transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company's exposure to chargebacks is the last four months' processing volume on the SME portfolio, which was $25.7 billion and $23.5 billion for the four months ended June 30, 2013 and December 31, 2012, respectively. However, for the four months ended June 30, 2013 and December 31, 2012, the Company was presented with $10.7 million and $11.8 million, respectively, in chargebacks by issuing banks. In the six months ended June 30, 2013 and 2012, the Company incurred merchant credit losses of $0.5 million and $0.9 million, respectively, on total SME bankcard dollar volumes processed of $36.7 billion and $35.3 billion, respectively. These credit losses are included in processing and servicing costs in the Company's Condensed Consolidated Statements of Income.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company's SME merchants. However, from time to time the

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its Condensed Consolidated Balance Sheets, amounting to $2.0 million at June 30, 2013 and at December 31, 2012. This reserve is determined by performing an analysis of the Company's historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Beginning balance	$1,955	$1,957	$1,955	$1,957
Additions to reserve	480	794	1,233	967
Charges against reserve (a)	(480)	(794)	(1,233)	(967)
Ending balance	$1,955	$1,957	$1,955	$1,957

(a)
Included in these amounts are payroll segment losses of $18,000 and $36,000, respectively, for the three months ended June 30, 2013 and 2012, and $75,000 and $48,000, respectively, for the six months ended June 30, 2013 and 2012.

9. Accrued Buyout Liability
A summary of the accrued buyout liability was as follows as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(In thousands)
Vested Relationship Managers and sales managers	$32,361	$33,926
Unvested Relationship Managers and sales managers	958	1,484
	33,319	35,410
Less current portion	(12,427)	(10,478)
Long-term portion of accrued buyout liability	$20,892	$24,932
In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.1 million at June 30, 2013 and December 31, 2012.
A summary of the activity in the accrued buyout liability for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Beginning balance	$36,756	$33,568	$35,410	$31,658
Increase in settlement obligation, net	4,084	4,240	8,359	8,447
Buyouts	(7,521)	(4,358)	(10,450)	(6,655)
Ending balance	$33,319	$33,450	$33,319	$33,450
The increase in the buyouts for the three and six months ended June 30, 2013 reflects the Company exercising its right to encourage and buy out residual commissions owned by Relationship Managers and sales managers.

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

The Credit Agreement also provided for a term credit facility in the aggregate amount of $100 million (the “Term Credit Facility”). The Term Credit Facility required amortization payments in the amount of $3.75 million for each fiscal quarter during the fiscal years ended December 31, 2011 and 2012, and requires $5.0 million for each fiscal quarter during the fiscal years ended December 31, 2013 and 2014, and $7.5 million for each fiscal quarter during the period commencing on January 1, 2015 through the maturity date on November 24, 2015. All principal and interest not previously paid on the Term Credit Facility will mature and be due and payable on November 24, 2015. Amounts borrowed and repaid under the Term Credit Facility may not be re-borrowed. Principal payments due under the Term Credit Facility as of June 30, 2013 were as follows:

For the Twelve Months Ended June 30,	(In thousands)
2014	$20,000
2015	25,000
2016	15,000
Total	$60,000
The Credit Agreement contains covenants which include: the Company's maintenance of certain leverage and fixed charge coverage ratios; limitations on its indebtedness, liens on its properties and assets, its investments in, and loans to other business units; its ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to certain of the Company's subsidiaries. The Company was in compliance with these covenants as of June 30, 2013 and expects it will remain in compliance with these covenants for at least the next twelve months.
Under the terms of the Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1%, in each case plus a margin determined by its current leverage ratio.

The weighted average interest rate at June 30, 2013 was 2.3%. Total fees and direct costs paid for the Credit Agreement through June 30, 2013 were $2.4 million. These costs are being amortized to interest expense over the life of the Credit Agreement.

During the fourth quarter of 2012, the Company borrowed $82.0 million under the Revolving Credit Facility to fund the acquisitions of ECSI and Ovation. At June 30, 2013, there was $60.0 million outstanding under the Term Credit Facility and $91.0 million outstanding under the Revolving Credit Facility. At December 31, 2012, the Company had $82.0 million outstanding under the Revolving Credit Facility and $70.0 million outstanding under the Term Credit Facility.

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
The Company has also been subject to lawsuits, claims, and investigations which resulted from the criminal breach of

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

its payment systems environment (the "Processing System Intrusion"). See Contingencies below for a description of the Processing System Intrusion.

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

Future minimum lease payments for all non-cancelable leases as of June 30, 2013 were as follows:

For the Twelve Months Ended June 30,	Operating Leases (a)
(In thousands)
2014	$10,541
2015	8,227
2016	5,915
2017	3,628
2018	3,217
Thereafter	9,079
Total future minimum lease payments	$40,607
(a) There were no material capital leases at June 30, 2013
Rent expense for leased facilities and equipment was $2.5 million and $1.8 million, respectively, for the three months ended June 30, 2013 and 2012, and $4.7 million and $3.8 million, respectively, for the six months ended June 30, 2013 and 2012.

Commitments—Certain officers of the Company have entered into employee confidential information and non-competition agreements under which they are entitled to severance pay equal to their base salary and medical benefits for six months, one year or two years depending on the officer and a pro-rated bonus in the event they are terminated by the Company other than for cause. There were no payouts under these agreements in the six months ended June 30, 2013 and 2012.
The following table reflects the Company’s other significant contractual obligations, including leases from above, as of June 30, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$13,890	$6,218	$7,672	$—	$—
Telecommunications providers	16,997	5,475	7,277	4,245	—
Facility and equipment leases	40,607	10,541	14,142	6,845	9,079
Term Credit Facility (b)	60,000	20,000	40,000	—	—
	$131,494	$42,234	$69,091	$11,090	$9,079

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

(b)
Interest rates on the Term Credit Facility are variable in nature; however, in January 2011 we entered into fixed-pay amortizing interest rate swaps having a remaining notional amount of $30.0 million. If interest rates were to remain at the June 30, 2013 level, we would make interest payments of $1.8 million in the next year and $1.1 million in the next 1 to 3 years or a total of $2.9 million including net settlements on the fixed-pay amortizing interest rate swaps. In addition, we had $91.0 million outstanding under our Revolving Credit Facility at June 30, 2013. The Revolving Credit Facility is available on a revolving basis until November 24, 2015.

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

The Company has the following five reportable segments: (1) Card, which provides bankcard payment processing and related services to our SME and Network Services merchants, (2) Payroll, which provides payroll processing and related tax filing services, (3) Heartland School Solutions, which provides school nutrition and point-of-sale solutions, (4) Campus Solutions, which provides open- and closed-loop payment solutions and with the December 2012 acquisition of ECSI, provides higher education loan services, and (5) Other. The Other segment consists of Prepaid Card, which provides prepaid card, stored-value card and loyalty and gift card marketing solutions and other miscellaneous income. The components of the Other segment do not meet the defined thresholds for being an individually reportable segment.
SME merchants and Network Services merchants are aggregated for financial reporting purposes in the Card Segment, as they both provide processing services related to bankcard transactions, exhibit similar economic characteristics, and share the same methods to provide services.
During the fourth quarter of 2012, the Company revised the presentation of reportable segments as a result of the acquisitions of Nutrikids, Ovation and ECSI. This change increased the Company's reportable segments to five. Additionally, the presentation of the Card segment was revised to classify CPOS as a discontinued operation. The prior period segments were revised to conform to the current period presentation.

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
At June 30, 2013 and 2012, 65% and 85%, respectively, of the Payroll segment's total assets were funds that the Company holds as a fiduciary in its Payroll services activities for payment to taxing authorities. At June 30, 2013, 19% of the Campus Solutions segment's total assets represent funds held for our loan servicing customers related to payment processing services provided for federal student loan billing and processing that are payable to higher education institutions and other businesses. See Note 7, Intangible Assets and Goodwill for goodwill as a percentage of the reportable segments' total assets.
A summary of the Company’s segments for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	(In thousands)
Card	$510,997	$494,677	$970,022	$941,124
Payroll	10,261	5,026	23,073	11,369
Heartland School Solutions	12,383	6,749	24,478	12,993
Campus Solutions	7,777	1,830	19,296	3,399
Other	5,206	7,015	10,997	14,052
Reconciling Items	—	(79)	(3)	(143)
Total revenues	$546,624	$515,218	$1,047,863	$982,794

Depreciation and amortization
Card	$6,606	$5,857	$13,097	$11,768
Payroll	842	271	1,675	531
Heartland School Solutions	616	611	1,069	1,204
Campus Solutions	517	82	1,022	165
Other	422	365	826	761
Unallocated Corporate Administration Amounts	51	55	(1,456)	111
Total depreciation and amortization	$9,054	$7,241	$16,233	$14,540

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Interest Income
Card	$30	$34	$64	$138
Campus Solutions	2	—	2	—
Total interest income	$32	$34	$66	$138

Interest Expense
Card	$1,266	$833	$2,502	$1,745
Campus Solutions	—	2	—	4
Other	3	—	4	—
Reconciling	—	(79)	(3)	(143)
Total interest expense	$1,269	$756	$2,503	$1,606

Net income from continuing operations
Card	$22,514	$19,690	$37,545	$35,805
Payroll	97	338	1,547	1,114
Heartland School Solutions	2,317	1,118	4,875	2,241
Campus Solutions	331	(137)	1,525	(312)
Other	(322)	424	(245)	859
Unallocated corporate administration amounts	(5,256)	(4,033)	(9,921)	(8,781)
Total net income from continuing operations	$19,681	$17,400	$35,326	$30,926

Assets	June 30, 2013	June 30, 2012
Card	$547,425	$462,105
Payroll	150,861	57,480
Heartland School Solutions	68,372	78,339
Campus Solutions	67,652	7,661
Other	14,939	18,460
Total assets	$849,249	$624,045

13. Earnings Per Share
The Company presents earnings per share data following the established standards for the computation and presentation of basic and diluted earnings per share data. Under these standards, the dilutive effect of stock options and restricted share units is excluded from the calculation of basic earnings per share but included in diluted earnings per share. The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share)
Numerator:
Income from continuing operations attributable to Heartland	$19,681	$17,400	$35,326	$30,926
Income from discontinued operations attributable to Heartland	—	401	3,914	629
Net income attributable to Heartland	$19,681	$17,801	$39,240	$31,555

Denominator:
Basic weighted average shares outstanding	36,153	38,844	36,698	38,840
Effect of dilutive instruments:
Stock options and restricted stock units	1,286	1,604	1,410	1,664
Diluted weighted average shares outstanding	37,439	40,448	38,108	40,504

Basic earnings per share:
Income from continuing operations	$0.54	$0.45	$0.96	$0.80
Income from discontinued operations	—	0.01	0.11	0.01
Basic earnings per share	$0.54	$0.46	$1.07	$0.81

Diluted earnings per share:
Income from continuing operations	$0.53	$0.43	$0.93	$0.76
Income from discontinued operations	—	0.01	0.10	0.02
Diluted earnings per share	$0.53	$0.44	$1.03	$0.78

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
For the six months ended June 30, 2013, there have been no transfers between Level 1 and Level 2 categories. As of June 30, 2013, the Company owns no Level 3 assets or liabilities. The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2013 and at December 31, 2012:

June 30, 2013		Fair Value Measurement Category
	Total	Level 1	Level 2
Assets:	(In thousands)
Investments available for sale:
Fixed income bond fund (a)	$1,219	$1,219	$—
Investment - available for sale	60	—	60
Total assets	$1,279	$1,219	$60

Liabilities:
Interest rate swaps	$560	$—	$560
Total liabilities	$560	$—	$560

December 31, 2012		Fair Value Measurement Category
	Total	Level 1	Level 2
Assets:	(In thousands)
Investments available for sale:
Fixed income bond fund (a)	$1,212	$1,212	$—
Total assets	$1,212	$1,212	$—

Liabilities:
Interest rate swaps	$817	$—	$817
Total liabilities	$817	$—	$817
(a) amounts included in Funds held for customers on the Consolidated Balance Sheet
The following tables provide the assets and liabilities carried at fair value measured on a non-recurring basis as of June 30, 2013 and December 31, 2012:

June 30, 2013		Fair Value Measurement Category
	Total	Level 1	Level 2
Assets:	(In thousands)
Investments held to maturity:
Certificates of deposit	$1,200	$—	$1,200
Total assets	$1,200	$—	$1,200

Liabilities:
Term loan credit facility	$60,000	$—	$60,000
Revolving credit facility	91,000	—	91,000
Total liabilities	$151,000	$—	$151,000

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

December 31, 2012		Fair Value Measurement Category
	Total	Level 1	Level 2
Assets:	(In thousands)
Investments held to maturity:
Certificates of deposit	$1,199	$—	$1,199
Total assets	$1,199	$—	$1,199

Liabilities:
Term loan credit facility	$70,000	$—	$70,000
Revolving credit facility	82,000	—	82,000
Total liabilities	$152,000	$—	$152,000

At June 30, 2013 and December 31, 2012, all investments in available-for-sale securities held by the Company were measured using Level 1 inputs and all held to maturity investments held by the Company were measured using Level 2 inputs.

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

The Company's financial instruments also include cash and cash equivalents and cash held for customers and their carrying values approximate fair value as of June 30, 2013 and December 31, 2012, because they bear interest at market rates and had maturities of less than 90 days at the time of purchase. The carrying amount of the Company's accounts receivable, accounts payable, and accrued expenses approximates fair value as of June 30, 2013 and December 31, 2012, because of the relatively short timeframe to realization.

15. Discontinued Operations
In the fourth quarter of 2012, the Company along with the 30% non-controlling shareholders of Collective Point of Sale Solutions, Ltd. (“CPOS”) entered into an agreement to sell CPOS to a third party. CPOS was not a significant subsidiary and the Company will have no continuing involvement in its operations. After receiving regulatory approval, the transaction settled on January 31, 2013. The total sales price was $30.3 million cash including net working capital, of which the Company received $20.9 million for its 70% ownership in CPOS. The total gain recorded on the sale was $3.8 million, net of income taxes of $2.1 million. The following table shows the results of operations of CPOS for the three and six months ended June 30, 2013 and 2012 which are included in the earnings from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Revenues	$—	$3,303	$1,117	$6,212
Expenses	—	2,559	870	5,020
Income from operations	—	744	247	1,192
Income from discontinued operations, net of income tax of $—, $193, $68, and $326	—	562	184	888
Gain on sale of discontinued operations, net of income tax of $2,067	—	—	3,786	—
Net income from discontinued operations attributable to non-controlling interests	—	161	56	259
Net income from discontinued operations attributable to Heartland	—	401	3,914	629

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

At June 30, 2013, we provided our bankcard payment processing services to 169,717 active SME merchants located across the United States. This compares to 169,994 active SME bankcard merchants at December 31, 2012, and 173,315 active SME bankcard merchants at June 30, 2012. At June 30, 2013, we provided bankcard payment processing services through Network Services to approximately 704 merchants with approximately 44,146 locations. According to The Nilson Report, in 2012, we were the 5th largest card acquirer in the United States ranked by transaction count representing 3.3 billion transactions and the 9th largest acquirer by processed dollar volume, which consists of both credit and debit Visa, MasterCard, American Express, Discover, Diners Club, and JCB transactions.
Our total bankcard processing volume for the three months ended June 30, 2013 was $26.6 billion, a 2.0% increase from the $26.1 billion processed during the three months ended June 30, 2012. Our total bankcard processing volume for the six months ended June 30, 2013 was $50.5 billion, a 2.1% increase from the $49.4 billion processed during the six months ended June 30, 2012. Our SME bankcard processing volume for the three and six months ended June 30, 2013 was $19.3 billion and $36.7 billion, respectively, increases of 4.2% and 4.0%, respectively, over the three and six months ended June 30, 2012 reflecting increases for same store sales growth and new SME merchants installed. Our bankcard processing volume for the three and six months ended June 30, 2013 also includes $7.2 billion and $13.7 billion, respectively, of settled volume for

Network Services Merchants, compared to $7.3 billion and $13.8 billion, respectively, for the three and six months ended June 30, 2012. Bankcard processing volume for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
SME merchants	$19,343	$18,572	$36,673	$35,271
Network Services Merchants	7,242	7,288	13,728	13,805
Canada (a)	—	194	59	358
Total bankcard processing volume (b)	$26,585	$26,054	$50,460	$49,434
(a) Canadian operations were discontinued as a result of the sale of CPOS in January of 2013.
(b) Bankcard processing volume includes volume for credit and signature debit transactions.
Merchant attrition is expected in the card payment processing industry in the ordinary course of business. We experience attrition in merchant bankcard processing volume resulting from several factors, including business closures, transfers of merchants' accounts to our competitors and account closures that we initiate due to heightened credit risks relating to, or contract breaches by, merchants, and (when applicable) same store sales contraction. We measure SME processing volume attrition against all SME merchants that were processing with us in the same month a year earlier. During the three months ended June 30, 2013, we experienced a 12.9% average annualized attrition in our SME bankcard processing volume and for the June 30, 2013 six month period we experienced annualized attrition of 12.8%. During 2012, 2011 and 2010, we experienced average annual attrition in our SME bankcard processing volume of 12.8%, 13.5% and 15.3%, respectively.

In our SME business, we measure same store sales growth as the change in bankcard processing volume for all bankcard merchants that were processing with us in the same month a year earlier. During the three months ended June 30, 2013, same store sales grew 1.9% on average, compared to 2.2% in the quarter ended June 30, 2012 and 2.2% on average in 2012. Same store sales growth results from the combination of the increasing use by consumers of bankcards for the purchase of goods and services at the point of sale, and sales growth experienced by our retained SME bankcard merchants. Historically, our same store sales experience has tracked overall economic conditions. The following table compares our same store sales growth during 2013, 2012, and 2011:

Same Store Sales Growth	2013	2012	2011
First Quarter	2.2%	3.4%	3.2%
Second Quarter	1.9%	2.2%	2.5%
Third Quarter		1.8%	2.3%
Fourth Quarter		1.5%	2.5%
Full Year		2.2%	2.6%
We measure the overall production of our sales force by the level of new gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. We measure installed margin primarily for our SME card processing, payroll processing and loyalty and gift marketing businesses. Our newly installed gross margin for the three months ended June 30, 2013 increased 15.9% and for the 2013 six month period our gross margin increased 13.1% from the gross margin we installed during the three and six months ended June 30, 2012, respectively. We attribute this increase in newly installed gross margin to higher volumes and margins at newly installed merchants and improved individual productivity achieved by our salespersons. We expect to drive increases in year-over-year installed margin in future periods primarily by increasing our Relationship Manager and Territory Manager count. Our combined Relationship Managers and Territory Managers count amounted to 739 and 829 at December 31, 2012 and June 30, 2013, respectively. In addition, Ovation Payroll, Inc. ("Ovation") employed 29 sales persons as of June 30, 2013 and December 31, 2012 who have augmented our SME sales force.

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

In contrast to SME card processing revenues, revenues from our Network Services Merchants are largely driven by the number of transactions we process (whether settled, or only authorized), not our processing volume, as the merchants which comprise Network Services' customer base pay on a per transaction basis for processing services. Additionally, we provide authorization, settlement and account servicing services on our front and back end systems for American Express transactions for larger merchants, and merchants signed to American Express by other processors; for those services we receive compensation from American Express on a per transaction basis. The number of transactions we processed for Network Services Merchants and American Express for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Network Services Merchants:
Settled	249,918	246,035	474,703	469,633
Authorized	581,121	645,875	1,130,373	1,227,186
American Express	8,195	8,275	15,778	16,007
Total	839,234	900,185	1,620,854	1,712,826
Our internally-developed front-end authorization systems, HPS Exchange, VAPS and NWS, provide us greater control of the electronic transaction process, allow us to offer our merchants a differentiated product offering, and offer economies of scale that we expect will increase our long-term profitability. During the three months ended June 30, 2013 and 2012, approximately 95% of our SME transactions were processed through HPS Exchange. All of our Network Services transactions were processed through VAPS or NWS.
We provide clearing, settlement and merchant accounting services through our own internally developed back-end processing system, Passport. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At both June 30, 2013 and 2012, approximately 99% of total SME bankcard merchants were processing on Passport and all Network Services' settled transactions were processed on Passport.
We provide payroll processing services throughout the United States. On December 31, 2012, we acquired Ovation adding over 10,000 customers to our existing payroll business. At June 30, 2013, we processed payroll for 22,896 customers, including Ovation, an increase of 87.5% from 12,211 payroll customers at June 30, 2012 and an increase of 1.5% from 22,553 payroll customers at December 31, 2012. In the six months ended June 30, 2013 we installed 3,277 new payroll processing customers including Ovation's installation activity, while for the 2012 full year we installed 3,399 new payroll customers. We operate a comprehensive payroll management system, which we refer to as PlusOne Payroll, that streamlines all aspects of the payroll process to enable time and cost savings. The PlusOne Payroll platform enables us to process payroll on a large scale and provide customizable solutions for businesses of all sizes. The acquisition of Ovation will add scale to our PlusOne Payroll platform, leveraging operating costs once conversion is complete, and also added management, 29 salespersons to our SME sales force, a new sales approach including an affinity partner network and enhanced product and servicing capabilities.

We provide school nutrition, point-of-sale solutions, and associated payment solutions including online prepayment, to K to 12 schools throughout the United States. At June 30, 2013 and 2012, our Heartland School Solutions business provided services to over 29,000 public and private schools, respectively. Our Heartland School Solutions business has been built through a series of five acquisitions in 2010 through 2012.

We provide open- and closed- loop payment solutions and higher education loan services to campuses through-out the United States and Canada. At June 30, 2013, our Campus Solutions business served more than 2,000 colleges and universities, compared to approximately 200 at June 30, 2012. The increase reflects our acquisition of Educational Computer Systems, Inc. ("ECSI") on December 14, 2012, expanding our Campus Solutions business into higher education and post-graduate school/student services.

Second Quarter of 2013 Financial Results
Our financial results for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, benefited from a higher operating margin, reflecting 13.5% year-over-year growth in net revenue partially offset by increases of 4.4% in processing and servicing costs and 39.0% in general and administrative expenses. For the three months ended June 30, 2013, we recorded net income from continuing operations of $19.7 million, or $0.53 per share, compared to $17.4 million, or $0.43 per share, in the three months ended June 30, 2012. Also for the three months ended June 30, 2013, we recorded net income of $19.7 million, or $0.53 per share, compared to $17.8 million, or $0.44 per share, in the three months ended June 30, 2012. Net income for the three months ended June 30, 2012 includes results of operations from our interest in CPOS, which we sold in a transaction settled on January 31, 2013. The following is a summary of our financial results for the three months ended June 30, 2013:

•
Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased $17.8 million or 13.5%, from $132.0 million in the three months ended June 30, 2012 to $149.7 million in the three months ended June 30, 2013. The increase in net revenue was driven by the increased card processing net revenue from our SME merchants and increases in revenues for Heartland School Solutions, Payroll processing, and Campus Solutions reflecting 2012 acquisitions of Lunch Byte Systems, Inc. ("Nutrikids"), Ovation and ECSI, respectively.

•
During the three months ended June 30, 2013, our SME processing volume increased 4.2% to $19.3 billion from $18.6 billion during the three months ended June 30, 2012. We earn percentage-based revenues on our SME processing volume. The year-over-year increase reflects same store sales growth and improvements in the level of new SME merchants installed.

•
Our processing and servicing expenses increased $2.4 million, or 4.4%, from $55.9 million in the three months ended June 30, 2012, to $58.4 million in the three months ended June 30, 2013. The increase in processing and servicing expenses was due to increased costs associated with processing and servicing higher SME bankcard processing volume, increased residual commission expense and increased cost of sales and servicing related to higher Heartland School Solutions, Campus Solutions, Payroll processing, and equipment-related revenues.

•
Our general and administrative expenses increased $12.2 million, or 39.0%, from $31.3 million in the three months ended June 30, 2012 to $43.5 million in the three months ended June 30, 2013. General and administrative expenses in the three months ended June 30, 2013 included $1.2 million for our periodic sales and servicing organization summit to be held in October 2013. Excluding these summit expenses, our general and administrative expenses in 2013 increased $11.0 million, or 35.0%, primarily due to a $8.9 million increase in personnel costs. The increase in personnel costs primarily reflects the 2012 acquisitions of Nutrikids, ECSI and Ovation, as well as other headcount increases. The remaining increase in general and administrative expenses resulted from our acquisitions, as well as to support increased investments in various growth initiatives. General and administrative expenses as a percentage of net revenue for the three months ended June 30, 2013 was 29.1%, up from 23.7% for the three months ended June 30, 2012.

•
Primarily as a result of the 13.5% growth achieved in net revenue, our income from operations, which we also refer to as operating income, increased $4.3 million, or 15.0%, to $33.3 million for the three months ended June 30, 2013, from $29.0 million for the three months ended June 30, 2012. Our Operating Margin, which we measure as operating income divided by net revenue, was 22.3% for the three months ended June 30, 2013, compared to 22.0% for the three months ended June 30, 2012.

See “— Results of Operations — Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012” for a more detailed discussion of our second quarter financial results.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements are unaudited. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at June 30, 2013, our results of operations, our changes in stockholders' equity and our cash flows for the three months ended June 30, 2013 and 2012. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2013. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in Note 2 to our Condensed Consolidated Financial Statements included elsewhere in this report and in our 2012 Form 10-K.

Our critical accounting estimates and judgments have not changed materially from those reported in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Form 10-K.

Results of Operations
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
The following table shows certain income statement data as a percentage of net revenue for the periods indicated (in thousands of dollars):

	Three Months Ended June 30,	% of Net Revenue	Three Months Ended June 30,	% of Net Revenue	Change
	2013		2012		Amount	%
Net revenue:
Total revenues	$546,624		$515,218		$31,406	6.1%
Less: Interchange	345,233		330,742		14,491	4.4%
Less: Dues, assessments and fees	51,649		52,505		(856)	(1.6)%
Total net revenue	149,742	100.0%	131,971	100.0%	17,771	13.5%

Expenses:
Processing and servicing	58,376	39.0%	55,938	42.4%	2,438	4.4%
Customer acquisition costs	9,983	6.7%	11,263	8.5%	(1,280)	(11.4)%
Depreciation and amortization	4,522	3.0%	4,472	3.4%	50	1.1%
General and administrative	43,531	29.1%	31,309	23.7%	12,222	39.0%
Total expenses	116,412	77.7%	102,982	78.0%	13,430	13.0%
Income from operations	33,330	22.3%	28,989	22.0%	4,341	15.0%
Other income (expense):
Interest income	32	—%	34	—%	(2)	(5.9)%
Interest expense	(1,269)	(0.8)%	(756)	(0.6)%	(513)	(67.9)%
Provision for processing system intrusion costs	(33)	—%	(81)	(0.1)%	48	59.3%
Other, net	(37)	—%	(4)	—%	(33)	(825.0)%
Total other expense	(1,307)	(0.9)%	(807)	(0.6)%	(500)	(62.0)%
Income from continuing operations before income taxes	32,023	21.4%	28,182	21.4%	3,841	13.6%
Provision for income taxes	12,342	8.2%	10,782	8.2%	1,560	14.5%
Net income from continuing operations	19,681	13.1%	17,400	13.2%	2,281	13.1%
Income from discontinued operations, net of income tax	—	—%	562	0.4%	(562)	(100.0)%
Net income	19,681	13.1%	17,962	13.6%	1,719	9.6%
Less: Net income attributable to noncontrolling interests (a)	—	—%	161	0.1%	(161)	(100.0)%
Net income attributable to Heartland	$19,681	13.1%	$17,801	13.5%	$1,880	10.6%
(a) Attributable to income from discontinued operations.

Total Revenues. Total revenues increased by 6.1% from $515.2 million in the three months ended June 30, 2012 to $546.6 million in the three months ended June 30, 2013, primarily as a result of a $23.9 million, or 4.8% increase in gross processing revenues.

The breakout of our total revenues for the three months ended June 30, 2013 and 2012 was as follows (in thousands of dollars):

	Three Months Ended June 30,		Change from Prior Year
	2013	2012	Amount	%
Processing revenues, gross (a)	$525,335	$501,432	$23,903	4.8%
Payroll processing revenues	10,261	4,947	5,314	107.4%
Equipment-related revenues	11,028	8,839	2,189	24.8%
Total revenues	$546,624	$515,218	$31,406	6.1%

(a)
Includes Visa, MasterCard, American Express and Discover bankcard processing revenues, American Express fees, check processing fees, customer service fees, gift card, loyalty, Heartland School Solutions, loan servicing and other miscellaneous revenue.

Processing revenues, gross. Further breakout of our gross processing revenues for the three months ended June 30, 2013 and 2012 was as follows (in thousands of dollars):

	Three Months Ended June 30,		Change from Prior Year
	2013	2012	Amount	%
Merchant card processing revenue:
SME card processing	$472,111	$452,908	$19,203	4.2%
Network Services card processing	35,673	38,402	(2,729)	(7.1)%
	507,784	491,310	16,474	3.4%
Heartland School Solutions revenue	9,175	5,372	3,803	70.8%
Campus Solutions revenue	5,796	—	5,796	100.0%
Prepaid card revenue	2,580	4,242	(1,662)	(39.2)%
Other miscellaneous revenue	—	508	(508)	(100.0)%
Total Processing Revenues, Gross	$525,335	$501,432	$23,903	4.8%
The $23.9 million increase in gross processing revenues from $501.4 million in the three months ended June 30, 2012 to $525.3 million in the three months ended June 30, 2013 was primarily due to higher SME card processing, Heartland School Solutions, and Campus Solutions revenues.
Our gross SME merchant card processing revenues for the three months ended June 30, 2013 increased $19.2 million, or 4.2%, primarily due to the increase in SME bankcard processing volume. For the three months ended June 30, 2013, our SME bankcard processing volume increased 4.2% to $19.3 billion, compared to $18.6 billion for the three months ended June 30, 2012, reflecting increases due to same store sales growth and new SME merchants installed.
Network Services card processing revenues reflect the 250 million transactions it settled, representing $7.2 billion in processing volume, and the 581 million transactions it authorized through its front-end card processing systems during the three months ended June 30, 2013, as compared to the 246 million transactions it settled, representing $7.3 billion in processing volume, and the 646 million transactions it authorized through its front-end card processing systems during the three months ended June 30, 2012. We report Network Services’ settled bankcard processing revenues net of credit interchange and dues and assessments because the daily cash settlement with Network Services Merchants is on a net basis. The decrease in Network Services card processing revenues of $2.7 million, or 7.1%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 is due primarily to a renegotiated contract with a large national petroleum industry customer and a decrease in the number of locations we serve at a large retail merchant.

Also contributing to our growth in processing revenues for the three months ended June 30, 2013 were the processing revenues generated by our Heartland School Solutions business and our Campus Solutions business. The increase in Heartland School Solutions and Campus Solutions processing revenues for the three months ended June 30, 2013 reflects acquisitions we made in 2012 ( see "- Liquidity and Capital Resources” for detail on these acquisitions). Partially offsetting these increases was a decrease in Prepaid card revenue primarily related to the exit of a large customer from Heartland Marketing Solutions in the fourth quarter of 2012 and lower prepaid card revenues relating to the sale of a group of merchant contracts that occurred in March, 2013.

Payroll processing revenues. Payroll processing revenues, which include fees earned on payroll processing services and interest income earned on funds held for customers, increased by 107.4%, from $4.9 million in the three months ended June 30, 2012 to $10.3 million in the three months ended June 30, 2013, primarily due to an 87.5% increase in the total number of payroll processing customers from 12,211 at June 30, 2012 to 22,896 at June 30, 2013. This increase in payroll customers reflects our 2012 acquisition of Ovation. ( see "- Liquidity and Capital Resources” for detail on this acquisition).
Equipment-related revenue. Equipment-related income increased by 24.8%, from $8.8 million in the three months ended June 30, 2012 to $11.0 million in the three months ended June 30, 2013, primarily due to increases in sales of equipment in our Heartland School Solutions business, as a result of our June 2012 acquisition of Nutrikids (see "- Liquidity and Capital Resources” for detail on this acquisition).

The following table summarizes our equipment-related revenue for the three months ended June 30, 2013 and June 30, 2012 (in thousands of dollars):

	Three Months Ended June 30,		Change from Prior Year
Equipment-related revenue	2013	2012	Amount	%
Card processing	$3,458	$3,330	$128	3.8%
Heartland School Solutions	3,208	1,377	1,831	133.0%
Micropayments	2,274	2,172	102	4.7%
Campus Solutions	1,796	1,630	166	10.2%
Other	292	330	(38)	(11.5)%
Total equipment-related revenue	$11,028	$8,839	$2,189	24.8%
Net revenue. Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 13.5% from $132.0 million in the three months ended June 30, 2012, to $149.7 million in the three months ended June 30, 2013. The increase in net revenue was driven primarily by increases in SME bankcard processing volume, and increases in revenues from Heartland School Solutions, Payroll processing, Campus Solutions and equipment-related revenue. Partially offsetting these increases was the decrease in Prepaid card revenue.

The following table summarizes our Net revenue components for the three months ended June 30, 2013 and 2012 (in thousands of dollars):

	Three Months Ended June 30,		Change from Prior Year
	2013	2012	Amount	%
Merchant card processing revenue:
SME card processing	$472,111	$452,908
Less: Interchange, dues, assessments and fees	(373,242)	(357,431)
SME card processing net revenue	98,869	95,477	$3,392	3.6%
Network Services card processing	35,673	38,402
Less: Interchange, dues, assessments and fees	(23,640)	(25,816)
Network Services card processing net revenue	12,033	12,586	(553)	(4.4)%
Card processing net revenue	110,902	108,063	2,839	2.6%
Heartland School Solutions revenue	9,175	5,372	3,803	70.8%
Prepaid card revenue	2,580	4,242	(1,662)	(39.2)%
Campus Solutions revenue	5,796	—	5,796	100.0%
Other miscellaneous revenue	—	508	(508)	(100.0)%
Processing net revenue	128,453	118,185	10,268	8.7%
Payroll processing revenues	10,261	4,947	5,314	107.4%
Equipment-related revenues	11,028	8,839	2,189	24.8%
Total net revenue	$149,742	$131,971	$17,771	13.5%
Total expenses. Total expenses increased 13.0% from $103.0 million in the three months ended June 30, 2012 to $116.4 million in the three months ended June 30, 2013, primarily due to the increases in Processing and Servicing and General and Administrative Expenses. Total expenses represented 77.7% of total net revenue in the three months ended June 30, 2013, compared to 78.0% in the three months ended June 30, 2012.

Processing and servicing expense for the three months ended June 30, 2013 increased by $2.4 million, or 4.4%, compared with the three months ended June 30, 2012. The increase in processing and servicing expenses was due to increased costs associated with processing and servicing higher SME bankcard processing volume, increased residual commission expense and increased cost of sales and servicing related to higher Heartland School Solutions, Campus Solutions, Payroll processing, and equipment-related revenues. As a percentage of net revenue, processing and servicing expense decreased to 39.0% for the three months ended June 30, 2013 compared with 42.4% for the three months ended June 30, 2012.

Customer acquisition costs for the three months ended June 30, 2013 decreased by $1.3 million, or 11.4% compared with the three months ended June 30, 2012. This decline reflects higher capitalized customer deferred acquisition costs resulting from improved levels of new installed margin during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Customer acquisition costs for the three months ended June 30, 2013 and 2012 included the following components (in thousands of dollars):

	Three Months Ended June 30,
	2013	2012
Amortization of signing bonuses, net	$6,794	$7,332
Amortization of capitalized customer deferred acquisition costs	4,428	3,980
Increase in accrued buyout liability	4,084	4,240
Capitalized customer deferred acquisition costs	(5,323)	(4,289)
Total customer acquisition costs	$9,983	$11,263
Depreciation and amortization expenses were $4.5 million in the three months ended June 30, 2013, up 1.1% from the three months ended June 30, 2012. Most of our investments in information technology have supported the continuing development of HPS Exchange, Passport and other processing-related initiatives. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized increased from $7.1 million in the three months ended June 30, 2012 to $9.7 million in the three months ended June 30, 2013. The total amount of capitalized costs for projects placed in service in the three months ended June 30, 2013 and 2012 was $5.4 million and $5.1 million, respectively.
General and administrative. General and administrative expenses increased $12.2 million, or 39.0%, from $31.3 million in the three months ended June 30, 2012 to $43.5 million in the three months ended June 30, 2013. General and administrative expenses in the three months ended June 30, 2013 included $1.2 million for our periodic sales and servicing organization summit to be held in October 2013. Excluding these summit expenses, our general and administrative expenses in 2013 increased $11.0 million, or 35.0%, primarily due to a $8.9 million increase in personnel costs. The increase in personnel costs primarily reflects the 2012 acquisitions of Nutrikids, ECSI and Ovation, as well as other headcount increases. The remaining increase in general and administrative expenses also resulted from our acquisitions, as well as to support increased investments in our growth initiatives. General and administrative expenses as a percentage of net revenue for the three months ended June 30, 2013 was 29.1%, an increase from 23.7% for the three months ended June 30, 2012.
Income from operations. Primarily as a result of the 13.5% increase in net revenue, our income from operations, which we also refer to as operating income, improved to $33.3 million for the three months ended June 30, 2013, from $29.0 million for the three months ended June 30, 2012. Our operating margin, which we measure as operating income divided by net revenue, was 22.3% for the three months ended June 30, 2013, compared to 22.0% for the three months ended June 30, 2012.
Interest expense. Interest expense for the three months ended June 30, 2013 was $1.3 million, compared with $0.8 million for the three months ended June 30, 2012. Interest expense in both periods includes interest incurred under our Credit Facilities and interest we recorded on payables to our sponsor banks. The increase in interest expense reflects higher borrowings under our Revolving Credit Facility. See “-Liquidity and Capital Resources-Credit Facilities” for more detail on our borrowings.
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

During the three months ended June 30, 2013, we incurred approximately $33,000, or less than one cent per share, for legal fees and costs incurred related to the Processing System Intrusion. During the three months ended June 30, 2012, we expensed approximately $81,000, or less than one cent per share, related to the Processing System Intrusion.

Other income (expense), net. Other, net for the three months ended June 30, 2013 and June 30, 2012 consisted of asset write downs and gains/losses on disposals of fixed assets.

Income taxes. Income taxes for the three months ended June 30, 2013 were an expense of $12.3 million, reflecting an effective tax rate of 38.5%. This compares to income tax expense of $10.8 million for the three months ended June 30, 2012, reflecting an effective tax rate of 38.3%. The increase in our effective tax rate for the three months ended June 30, 2013, as compared to June 30, 2012, is due to higher state income tax rates in entities acquired in the fourth quarter 2012.

Income from discontinued operations, net of income tax. Income from discontinued operations, net of income tax reflects the results of operations from our interest in CPOS for the three months ended June 30, 2012, which we sold in a transaction settled on January 31, 2013. We presented the net assets of CPOS as held for sale at December 31, 2012 and presented the results of operations for CPOS as a discontinued operation for all periods presented.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $19.7 million for the three months ended June 30, 2013. This compares to a net income of $17.8 million for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
The following table shows certain income statement data as a percentage of net revenue for the periods indicated (in thousands of dollars):

	Six Months Ended June 30,	% of Net Revenue	Six Months Ended June 30,	% of Net Revenue	Change
	2013		2012		Amount	%
Net revenue:
Total revenues	$1,047,863		$982,794		$65,069	6.6%
Less: Interchange	652,305		628,690		23,615	3.8%
Less: Dues, assessments and fees	98,981		96,373		2,608	2.7%
Total net revenue	296,577	100.0%	257,731	100.0%	38,846	15.1%

Expenses:
Processing and servicing	117,773	39.7%	111,566	43.3%	6,207	5.6%
Customer acquisition costs	20,716	7.0%	22,699	8.8%	(1,983)	(8.7)%
Depreciation and amortization	8,612	2.9%	8,824	3.4%	(212)	(2.4)%
General and administrative	89,371	30.1%	62,858	24.4%	26,513	42.2%
Total expenses	236,472	79.7%	205,947	79.9%	30,525	14.8%
Income from operations	60,105	20.3%	51,784	20.1%	8,321	16.1%
Other income (expense):
Interest income	66	—%	138	0.1%	(72)	(52.2)%
Interest expense	(2,503)	(0.8)%	(1,606)	(0.6)%	(897)	(55.9)%
Provision for processing system intrusion costs	(239)	(0.1)%	(238)	(0.1)%	(1)	(0.4)%
Other, net	79	—%	(4)	—%	83
Total other expense	(2,597)	(0.9)%	(1,710)	(0.7)%	(887)	(51.9)%
Income from continuing operations before income taxes	57,508	19.4%	50,074	19.4%	7,434	14.8%
Provision for income taxes	22,182	7.5%	19,148	7.4%	3,034	15.8%
Net income from continuing operations	35,326	11.9%	30,926	12.0%	4,400	14.2%
Income from discontinued operations, net of income tax	3,970	1.3%	888	0.3%	3,082	347.1%
Net income	39,296	13.2%	31,814	12.3%	7,482	23.5%
Less: Net income attributable to noncontrolling interests (a)	56	—%	259	0.1%	(203)	(78.4)%
Net income attributable to Heartland	$39,240	13.2%	$31,555	12.2%	$7,685	24.4%
(a) Attributable to income from discontinued operations.
Total Revenues. Total revenues increased by 6.6% from $982.8 million in the six months ended June 30, 2012 to $1,047.9 million in the six months ended June 30, 2013, primarily as a result of a $49.7 million, or 5.2% increase in gross processing revenues.

The breakout of our total revenues for the six months ended June 30, 2013 and 2012 was as follows (in thousands of dollars):

	Six Months Ended June 30,		Change from Prior Year
	2013	2012	Amount	%
Processing revenues, gross (a)	$1,004,109	$954,374	$49,735	5.2%
Payroll processing revenues	23,070	11,226	11,844	105.5%
Equipment-related revenues	20,684	17,194	3,490	20.3%
Total revenues	$1,047,863	$982,794	$65,069	6.6%

(a)
Includes Visa, MasterCard, American Express and Discover bankcard processing revenues, American Express fees, check processing fees, customer service fees, gift card, loyalty, Heartland School Solutions, loan servicing and other miscellaneous revenue.

Processing revenues, gross. Further breakout of our gross processing revenues for the six months ended June 30, 2013 and 2012 was as follows (in thousands of dollars):

	Six Months Ended June 30,		Change from Prior Year
	2013	2012	Amount	%
Merchant card processing revenue:
SME card processing	$895,532	$862,134	$33,398	3.9%
Network Services card processing	68,627	71,595	(2,968)	(4.1)%
	964,159	933,729	30,430	3.3%
Heartland School Solutions revenue	19,260	10,985	8,275	75.3%
Campus Solutions revenue	15,189	—	15,189	100.0%
Prepaid card revenue	5,501	8,657	(3,156)	(36.5)%
Other miscellaneous revenue	—	1,003	(1,003)	(100.0)%
Total Processing Revenues, Gross	$1,004,109	$954,374	$49,735	5.2%
The $49.7 million increase in gross processing revenues from $954.4 million in the six months ended June 30, 2012 to $1,004.1 million in the six months ended June 30, 2013 was primarily due to higher SME card processing, Heartland School Solutions, and Campus Solutions revenues.
Our gross SME merchant card processing revenues for the six months ended June 30, 2013 increased $33.4 million, or 3.9%, primarily due to the increase in SME bankcard processing volume. For the six months ended June 30, 2013, our SME bankcard processing volume increased 4.0% to $36.7 billion, compared to $35.3 billion for the six months ended June 30, 2012, reflecting increases due to same store sales growth and new SME merchants installed.
Network Services card processing revenues reflect the 475 million transactions it settled, representing $13.7 billion in processing volume, and the 1,130 million transactions it authorized through its front-end card processing systems during the six months ended June 30, 2013, as compared to the 470 million transactions it settled, representing $13.8 billion in processing volume, and the 1,227 million transactions it authorized through its front-end card processing systems during the six months ended June 30, 2012. We report Network Services' settled bankcard processing revenues net of credit interchange and dues and assessments because the daily cash settlement with Network Services Merchants is on a net basis. The decrease in Network Services card processing revenues of $3.0 million, or 4.1%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 is due primarily to a renegotiated contract with a large national petroleum industry customer and a decrease in the number of locations we serve at a large retail merchant.

Also contributing to our growth in processing revenues for the six months ended June 30, 2013 were the processing revenues generated by our Heartland School Solutions business and our Campus Solutions business. The increase in Heartland School Solutions and Campus Solutions processing revenues for the six months ended June 30, 2013 reflects acquisitions we made in 2012 (see "- Liquidity and Capital Resources” for a detail on these acquisitions). Partially offsetting these increases was a decrease in Prepaid card revenue primarily related to the exit of a large customer from Heartland Marketing Solutions in the fourth quarter of 2012 and lower prepaid card revenues relating to the sale of a group of merchant contracts that occurred in March 2013.

Payroll processing revenues. Payroll processing revenues, which include fees earned on payroll processing services and interest income earned on funds held for customers, increased by 105.5%, from $11.2 million in the six months ended June 30, 2012 to $23.1 million in the six months ended June 30, 2013, primarily due an 87.5% increase in the total number of payroll processing customers from 12,211 at June 30, 2012 to 22,896 at June 30, 2013. This increase in payroll customers reflects our 2012 acquisition of Ovation ( see "- Liquidity and Capital Resources” for detail on this acquisition).
Equipment-related revenue. Equipment-related revenue increased by $3.5 million, or 20.3%, from $17.2 million in the six months ended June 30, 2012 to $20.7 million in the six months ended June 30, 2013, primarily due to increased sales of equipment in our Heartland School Solutions business, as a result of our June 2012 acquisition of Nutrikids (see "- Liquidity and Capital Resources” for detail on this acquisition), and an increase in equipment-related revenue by our Micropayments business. Partially offsetting these increases in equipment-related revenue was a decrease in revenues from the sale of card processing terminals, including our proprietary encryption terminals, referred to as E3 Terminals. This decrease in Card processing equipment-related revenue was primarily due to the period ending June 30, 2012 benefiting from a one-time sale.

The following table summarizes our equipment-related revenue for the six months ended June 30, 2013 and 2012 (in thousands of dollars):

	Six Months Ended June 30,		Change from Prior Year
Equipment-related revenue	2013	2012	Amount	%
Card processing	$6,506	$7,746	$(1,240)	(16.0)%
Heartland School Solutions	5,218	2,008	3,210	159.9%
Micropayments	4,861	3,882	979	25.2%
Campus Solutions	3,534	2,992	542	18.1%
Other	565	566	(1)	(0.2)%
Total equipment-related revenue	$20,684	$17,194	$3,490	20.3%
Net revenue. Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 15.1% from $257.7 million in the six months ended June 30, 2012, to $296.6 million in the six months ended June 30, 2013. The increase in net revenue was driven primarily by increases in SME bankcard processing volume, and increases in revenues from Heartland School Solutions, Payroll processing, Campus Solutions and equipment-related revenue. Partially offsetting these increases were decreases in Prepaid card revenue, revenues from the sale of card processing terminals and a decrease in other miscellaneous revenue which consisted primarily of revenue from Express funds, our remote deposit capture product, that was discontinued in 2012.

The following table summarizes our Net revenue components for the six months ended June 30, 2013 and 2012 (in thousands of dollars):

	Six Months Ended June 30,		Change from Prior Year
	2013	2012	Amount	%
Merchant card processing revenue:
SME card processing	$895,532	$862,134
Less: Interchange, dues, assessments and fees	(705,621)	(677,891)
SME card processing net revenue	189,911	184,243	$5,668	3.1%
Network Services card processing	68,627	71,595
Less: Interchange, dues, assessments and fees	(45,665)	(47,172)
Network Services card processing net revenue	22,962	24,423	(1,461)	(6.0)%
Card processing net revenue	212,873	208,666	4,207	2.0%
Heartland School Solutions revenue	19,260	10,985	8,275	75.3%
Prepaid card revenue	5,501	8,657	(3,156)	(36.5)%
Campus Solutions revenue	15,189	—	15,189	100.0%
Other miscellaneous revenue	—	1,003	(1,003)	(100.0)%
Processing net revenue	252,823	229,311	23,512	10.3%
Payroll processing revenues	23,070	11,226	11,844	105.5%
Equipment-related revenues	20,684	17,194	3,490	20.3%
Total net revenue	$296,577	$257,731	$38,846	15.1%

Total expenses. Total expenses increased 14.8% from $205.9 million in the six months ended June 30, 2012 to $236.5 million in the six months ended June 30, 2013, due to the increases in Processing and Servicing and General and Administrative Expenses. Total expenses represented 79.7% of total net revenue in the six months ended June 30, 2013, compared to 79.9% in the six months ended June 30, 2012.

Processing and servicing expense for the six months ended June 30, 2013 increased by $6.2 million or 5.6%, compared with the six months ended June 30, 2012. The increase in processing and servicing expense was due to increased costs associated with processing and servicing higher SME bankcard processing volume, increased residual commission expense and increased cost of sales and servicing related to higher Heartland School Solutions, Campus Solutions, and Payroll processing evenues. As a percentage of net revenue, processing and servicing expense decreased to 39.7% for the six months ended June 30, 2013 compared with 43.3% for the six months ended June 30, 2012.

Customer acquisition costs for the six months ended June 30, 2013 decreased by $2.0 million, or 8.7% compared with the six months ended June 30, 2012. This decline reflects higher capitalized customer deferred acquisitions costs resulting from improved levels of new installed margin during the six months ended June 30, 2013 and 2012 included the following components (in thousands of dollars):

	Six Months Ended June 30,
	2013	2012
Amortization of signing bonuses, net	$13,895	$14,653
Amortization of capitalized customer deferred acquisition costs	8,583	7,856
Increase in accrued buyout liability	8,359	8,447
Capitalized customer deferred acquisition costs	(10,121)	(8,257)
Total customer acquisition costs	$20,716	$22,699
Depreciation and amortization expenses decreased 2.4% from $8.8 million in the six months ended June 30, 2012 to $8.6 million in the six months ended June 30, 2013. Most of our investments in information technology have supported the continuing development of HPS Exchange, Passport and other processing-related initiatives. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized in the six months ended June 30, 2013 and 2012 was $17.6 million and $13.4 million, respectively. The total amount of capitalized costs for projects placed in service in the six months ended June 30, 2013 and 2012 was $12.0 million and $9.8 million, respectively.
General and administrative. General and administrative expenses increased $26.5 million, or 42.2%, from $62.9 million in the six months ended June 30, 2012 to $89.4 million in the six months ended June 30, 2013. General and administrative expenses in the six months ended June 30, 2013 included $1.6 million for our periodic sales and servicing organization summit to be held in October 2013 and the six months ended June 30, 2012 included $1.1 million for our periodic sales and servicing summit that was held in March 2012. Excluding these summit expenses, our general and administrative expenses in 2013 increased $26.0 million, or 42.1%, primarily due to a $19.3 million increase in personnel costs. The increase in personnel costs is primarily attributable to the 2012 acquisitions of Nutrikids, ECSI and Ovation, as well as other headcount increases. The remaining increase in general and administrative expenses also resulted from our acquisitions, as well as to support increased investments in our growth initiatives. General and administrative expenses as a percentage of net revenue for the six months ended June 30, 2013 was 30.1%, an increase from 24.4% for the six months ended June 30, 2012.
Income from operations. Primarily as a result of the increase in net revenue, our income from operations, which we also refer to as operating income, improved to $60.1 million for the six months ended June 30, 2013, from $51.8 million for the six months ended June 30, 2012. Our operating margin, which we measure as operating income divided by net revenue, was 20.3% for the six months ended June 30, 2013, compared to 20.1% for the six months ended June 30, 2012.
Interest expense. Interest expense for the six months ended June 30, 2013 was $2.5 million, compared with $1.6 million for the six months ended June 30, 2012. Interest expense in both periods includes interest incurred under our Credit Facilities and interest we recorded on payables to our sponsor banks. The increase in interest expense reflects higher borrowings under our Revolving Credit Facility. See “-Liquidity and Capital Resources-Credit Facilities” for more detail on our borrowings.
Provision for processing system intrusion costs. During the six months ended June 30, 2013, we incurred approximately $0.2 million, or less than one cent per share, for legal fees and costs incurred related to the Processing System Intrusion. During the six months ended June 30, 2012, we expensed approximately $0.2 million, or less than one per share, related to the Processing System Intrusion.

Other income (expense), net. Other, net for the six months ended June 30, 2013 included pre-tax income of approximately $0.1 million for the first payment relating to the sale of a group of merchant contracts within our Prepaid Card business as well as asset write downs and gains/losses on disposals of fixed assets.

Income taxes. Income tax expense for the six months ended June 30, 2013 was $22.2 million, reflecting an effective tax rate of 38.6%. This compares to income tax expense of $19.1 million for the six months ended June 30, 2012, reflecting an effective tax rate of 38.2%. The increase in our effective tax rate for the six months ended June 30, 2013, as compared to June 30, 2012, is due to higher state income tax rates in entities acquired in the fourth quarter 2012.

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

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $39.2 million for the six months ended June 30, 2013. This compares to a net income of $31.6 million for the six months ended June 30, 2012.

Balance Sheet Information

	June 30, 2013	December 31, 2012
	(In thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$48,750	$48,440
Funds held for customers	110,316	131,405
Receivables, net	237,379	180,448
Capitalized customer acquisition costs, net	56,148	56,425
Property and equipment, net	133,746	125,031
Goodwill	170,553	168,062
Intangible assets, net	46,656	53,594
Total assets	849,249	813,414
Due to sponsor banks	681	37,586
Accounts payable	70,727	64,065
Customer fund deposits	110,316	131,405
Processing liabilities	178,794	95,273
Borrowings:
Current portion	111,000	102,001
Long term portion	40,000	50,000
Accrued buyout liability:
Current portion	12,427	10,478
Long term portion	20,892	24,932
Total liabilities	622,563	602,253
Total stockholders’ equity	226,686	209,786

June 30, 2013 Compared to December 31, 2012
Total assets increased $35.8 million, or 4.4%, to $849.2 million at June 30, 2013 from $813.4 million at December 31, 2012, primarily due to an increase of $56.9 million in receivables. Partially offsetting this increase was a decrease of $21.1 million in funds held for customers. The decrease in funds held for customers was offset by an equal decrease in customer fund deposits. Assets held for sale of $17.0 million at December 31, 2012 were recovered in our sale of CPOS, which closed in January 2013.

    Our receivables, which increased $56.9 million, or 31.5% from December 31, 2012, are primarily due from our bankcard processing merchants and result in large part from our practice of advancing interchange fees to most of our SME merchants during the month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge merchants for processing transactions. Total receivables also include amounts due from bankcard networks for pre-funding of Discover and American Express transactions to our merchants. Amounts due from bankcard networks at June 30, 2013 increased $48.4 million from December 31, 2012 reflecting multiple days' processing volume as the current quarter ended on a weekend. Processing liabilities at June 30, 2013 also increased reflecting the multiple days' processing volume. Receivables from the networks are recovered the following business day from the date of processing the transaction.

Historically, we funded interchange advances to our SME merchants first with our available cash, then when that cash had been expended, by directing our sponsor banks to fund advances, thereby incurring a payable to our sponsor banks. In the fourth quarter of 2012, we accelerated the end-of-day presentment of transaction funding files to the bankcard networks, resulting in our sponsor banks receiving settlement cash one day earlier and increasing our funding obligations to our SME merchants, which we carry in processing liabilities. As a result, we fund these merchant interchange advances/receivables first from the accelerated settlement cash received from bankcard networks, then from our available cash, and only thereafter from incurring a payable to our sponsor banks. The portion of our total receivables which are due from SME bankcard processing merchants increased $7.2 million from December 31, 2012. The amount due to sponsor banks for funding advances was $36.3 million at December 31, 2012. We did not use any of our available cash or incur any payables to our sponsor banks to fund merchant advances at June 30, 2013.

Total borrowings decreased $1.0 million, or 0.7%, to $151.0 million at June 30, 2013 from $152.0 million at December 31, 2012, reflecting $10.0 million of quarterly amortization payments made under our Term Credit Facility and additional borrowings of $9.0 million under the Revolving Credit Facility. See “—Liquidity and Capital Resources” for discussion of Credit Facilities.

Total stockholders' equity increased $16.9 million from December 31, 2012 primarily due to recording net income of $39.2 million for the six months ended June 30, 2013. Other increases in total stockholders' equity for the six months ended June 30, 2013 included proceeds received from the exercise of stock options, tax benefits related to those stock option exercises and share-based compensation expense. During the six months ended June 30, 2013, we repurchased $34.2 million of our outstanding common stock and paid cash dividends of $5.2 million.

Liquidity and Capital Resources
General. Liquidity and capital resource management is a process focused on providing the funding we need to meet our short and long-term cash and working capital needs. We have used our funding sources to build our merchant portfolio, our servicing technology platforms, our service center, and to make acquisitions with the expectation that these investments will generate cash flows sufficient to cover our working capital needs and other anticipated needs for capital.

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

Other than borrowings we used to fund certain acquisitions, we fund our cash needs primarily with cash flow from our operating activities and through our agreements with our sponsor banks to fund SME merchant advances. We believe that our current cash and investment balances, cash generated from operations and our agreements with our sponsor banks to fund SME merchant advances will provide sufficient liquidity to meet our anticipated needs for operating capital for at least the next twelve months.
Working Capital. Our working capital, defined as current assets less current liabilities, was negative by $79.4 million at June 30, 2013 and $85.5 million at December 31, 2012. Our negative working capital primarily reflects borrowing $82.0 million in December 2012 under the Revolving Credit Facility to fund the acquisitions of ECSI and Ovation, and using $103.4 million of operating cash to repurchase 3,634,044 shares of our common stock during 2012 and $34.2 million to repurchase 1,091,983 shares during the six months ended June 30, 2013. See “- Credit Facilities” for a discussion of our Revolving Credit Facility and “—Common Stock Repurchases” for a discussion of our common stock repurchase programs. We believe that our current cash and investment balances, cash generated from operations and its agreements with our sponsor banks to fund SME merchant advances will provide sufficient liquidity to meet our anticipated needs for operating capital for at least the next twelve months.

In the fourth quarter of, 2012, we, along with the 30% non-controlling shareholders of CPOS, entered into an agreement to sell CPOS to a third party. This sale settled on January 31, 2013. The total sales price was $30.3 million cash including net working capital, of which we received $20.9 million for our 70% ownership.

At June 30, 2013, we had cash on our condensed consolidated balance sheet totaling $48.8 million compared to cash of $48.4 million at December 31, 2012. Our cash balance included approximately $24.7 million of processing-related cash in transit and collateral, compared to approximately $31.6 million of processing-related cash in transit and collateral at December 31, 2012, respectively. At December 31, 2012, we had used $3.8 million of our cash to fund SME merchant interchange advances. Interchange advances are included in our receivables from bankcard processing merchants and are collected at the beginning of the following month.

On June 30, 2013, we had $49.0 million available under our Revolving Credit Facility. See “— Credit Facilities” for more details.

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

Cash Flow Provided By Operating Activities. We reported net cash provided by operating activities of $28.7 million in the six months ended June 30, 2013, compared to $47.3 million in the six months ended June 30, 2012. Cash provided by operating activities in the six months ended June 30, 2013 benefited from an increase in pre-tax income from continuing operations as adjusted for non-cash operating items including depreciation and amortization, and share-based compensation expense. Operating activities in the six months ended June 30, 2013 reflects the use of cash to pay income taxes, prepaid expenses and accrued expenses.
Other major determinants of operating cash flow are net signing bonus payments, which consume operating cash as we install new merchants, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. We paid net signing bonuses of $12.1 million and $15.5 million, respectively, in the six months ended June 30, 2013 and 2012. In the six months ended June 30, 2013 and 2012, we reduced our accrued buyout liability by making buyout payments of $10.5 million and $6.7 million, respectively.
Cash Flow Used In Investing Activities. Net cash used in investing activities was $4.5 million for the six months ended June 30, 2013, compared to $41.3 million for the six months ended June 30, 2012.
Cash flows from investing activities for the six months ended June 30, 2013 reflect the $19.3 million of net proceeds received from the sale of CPOS. The amount of cash used in investing activities during the six months ended June 30, 2012 included $26.0 million for the acquisition of Lunch Byte.

We made capital expenditures of $23.4 million during the six months ended June 30, 2013, compared to $16.4 million in the six months ended June 30, 2012. We continue building our technology infrastructure, primarily for hardware and software needed for the development and expansion of our products and operating platforms. To further develop our technology, we anticipate that these expenditures will continue near current levels.

Cash Flow Used In Financing Activities. Net cash used in financing activities was $26.0 million for the six months ended June 30, 2013 and $3.4 million for the six months ended June 30, 2012.
In the six months ended June 30, 2013 and 2012, we made term loan amortization payments of $10.0 million and $7.5 million, respectively, due under our Term Credit Facility. See “— Credit Facilities” for more details.
Cash used in financing activities in the six months ended June 30, 2013 included cash for common stock repurchases. See “— Common Stock Repurchases” for more information on our common stock repurchase authorizations. We used $34.2 million of cash to repurchase 1,091,983 shares of our common stock during the six months ended June 30, 2013 compared to $33.6 million of cash to repurchase 1,157,440 shares of our common stock during the six months ended June 30, 2012.

Cash dividends paid in the six months ended June 30, 2013 were $5.2 million, compared to cash dividends paid of $4.7 million in the six months ended June 30, 2012. See “— Dividends on Common Stock” for more information on our common stock dividends. During the six months ended June 30, 2013 and 2012, employees exercised stock options generating cash proceeds in the aggregate of $7.8 million and $11.8 million, respectively.

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
The Credit Agreement contains covenants which include: maintenance of certain leverage and fixed charge coverage ratios; limitations on our indebtedness, liens on our properties and assets, investments in, and loans to other business units, our ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to certain of our subsidiaries. We were in compliance with these covenants as of June 30, 2013 and December 31, 2012 and expect we will remain in compliance with these covenants for at least the next twelve months.

At June 30, 2013, there was $60.0 million outstanding under the Term Credit Facility and $91.0 million outstanding under the Revolving Credit Facility. At December 31, 2012, we had $70.0 million outstanding under the Term Credit Facility and $82.0 million outstanding under the Revolving Credit Facility.

Common Stock Repurchases. On October 21, 2011, July 27, 2012, and November 2, 2012, our Board of Directors authorized the repurchase of up to $50 million worth of our outstanding common stock under each authorization. On May 8, 2013, the our Board of Directors authorized the repurchase of up to $75 million worth of our outstanding common stock. Repurchases under the October 21, 2011 and July 27, 2012 authorizations were completed during the year ended December 31, 2012 and repurchases under the November 2, 2012 authorization were completed during the six months ended June 30, 2013. Repurchases under these programs were made through the open market, or in privately negotiated transactions, from time to time in accordance with applicable laws and regulations. We intend to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including the proceeds of options exercises. The manner, timing and amount of repurchases, if any, will be determined by management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements. The repurchase program may be modified or discontinued at any time.

	Repurchase Programs by Authorization Date
Activity For the Six Months Ended June 30, 2013	October 2011	July 2012	November 2012	May 2013	Total
Shares repurchased	—	—	952,183	139,800	1,091,983
Cost of shares repurchased (in thousands)	—	—	$29,813	$4,404	$34,217
Average cost per share	—	—	$31.31	$31.50	$31.33
Remaining authorization (in thousands)	—	—	—	$70,596	$70,596

Activity For the Six months Ended June 30, 2012
Shares repurchased	1,157,440	—	—	—	1,157,440
Cost of shares repurchased (in thousands)	$33,172	—	—	—	$33,172
Average cost per share	$28.66	—	—	—	$28.66

Activity For the Year Ended December 31, 2012
Shares repurchased	1,157,440	1,760,804	715,800	—	3,634,044
Cost of shares repurchased (in thousands)	$33,172	$50,000	$20,187	—	$103,359
Average cost per share	$28.66	$28.40	$28.20	—	$28.44

Future repurchases will be made in accordance with applicable securities laws in the open market or in privately negotiated transactions. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

Dividends on Common Stock. The following table summarizes quarterly cash dividends declared and paid on our common stock during 2013 and 2012:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Six Months Ended June 30, 2013
February 7, 2013	March 4, 2013	March 15, 2013	$0.07
April 30, 2013	May 24, 2013	June 15, 2013	$0.07

Twelve Months Ended December 31, 2012
February 8, 2012	March 2, 2012	March 15, 2012	$0.06
May 1, 2012	May 24, 2012	June 15, 2012	$0.06
July 27, 2012	August 24, 2012	September 14, 2012	$0.06
November 1, 2012	November 23, 2012	December 14, 2012	$0.06

On July 30, 2013, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable on September 13, 2013 to stockholders of record as of August 23, 2013.

Contractual Obligations. The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we must do so. As the majority of our SME transactions involve the delivery of the product or service at the time of the transaction, a good basis to estimate our exposure to chargebacks is the last four months' bankcard processing volume on our SME portfolio, which was $25.7 billion for the four months ended June 30, 2013 and $23.5 billion for the four months ended December 31, 2012. However, during the four months ended June 30, 2013 and December 31, 2012, we were presented with $10.7 million and $11.8 million, respectively, of chargebacks by issuing banks. In the six months ended June 30, 2013 and the year ended December 31, 2012, we incurred merchant credit losses of $0.5 million and $2.0 million, respectively, on total SME bankcard dollar volumes processed of $36.7 billion and $71.7 billion, respectively. These credit losses are included in processing and servicing expense in our Consolidated Statement of Income.
The following table reflects our significant contractual obligations as of June 30, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$13,890	$6,218	$7,672	$—	$—
Telecommunications providers	16,997	5,475	7,277	4,245	—
Facility and equipment leases	40,607	10,541	14,142	6,845	9,079
Term Credit Facility (b)	60,000	20,000	40,000	—	—
	$131,494	$42,234	$69,091	$11,090	$9,079

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

(b)
Interest rates on the Term Credit Facility are variable in nature; however, in January 2011 we entered into fixed-pay amortizing interest rate swaps having remaining notional amount of $30.0 million. If interest rates were to remain at the June 30, 2013 level, we would make interest payments of $1.8 million in the next 1 year and $1.1 million in the next 1 to 3 years or a total of $2.9 million including net settlements on the fixed-pay amortizing interest rate swaps. In addition, we had $91.0 million outstanding under our Revolving Credit Facility at June 30, 2013. The Revolving Credit Facility is available on a revolving basis until November 24, 2015.

Unrecognized Tax Benefits. At June 30, 2013, we had gross tax-effected unrecognized tax benefits of approximately $3.8 million. As of June 30, 2013 we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

Legal and Regulatory Considerations
There were no material developments that occurred in the legal proceedings reported in our 2012 Form 10-K. Additionally, we are not aware of any other material matters or legal proceedings initiated against us during the six months ended June 30, 2013.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our primary market risk exposure is to changes in interest rates.

We have interest rate risk related to our payable to our sponsor banks. Within our amount payable to our sponsor banks are balances which our sponsor banks have advanced to our SME merchants for interchange fees. Historically, these advances to our SME merchants were funded first with our available cash, then by incurring a payable to our sponsor banks when that cash had been expended. Beginning in the fourth quarter of 2012, these merchant advances are first funded from settlement cash received from bankcard networks when receipt of that settlement cash precedes the funding obligation to the SME merchant. At June 30, 2013, no merchant advances were funded from payables to our sponsor banks. During the quarter ended June 30, 2013, the average daily interest-bearing balance of that payable was approximately $1.3 million. A hypothetical 100 basis point change in short-term interest rates applied to our average payable to sponsor banks would result in a change of approximately $13,000 in annual pre-tax income.

We also incur interest rate risk on borrowings under our Credit Agreement. The Credit Agreement provides for a Revolving Credit Facility of $140.0 million and a Term Credit Facility of $100.0 million. At June 30, 2013, there was $60.0 million outstanding under the Term Credit Facility and $91.0 million outstanding under the Revolving Credit Facility. The Term Credit Facility required amortization payments in the amount of $3.75 million for each fiscal quarter during the fiscal years ended December 31, 2011 and 2012, and requires $5.0 million for each fiscal quarter during the fiscal years ended December 31, 2013 and 2014, and $7.5 million for each fiscal quarter during the period commencing on January 1, 2015 through the maturity date on November 24, 2015. Under the terms of the Credit Agreement, we may borrow, at our option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1%, in each case plus a margin determined by our current leverage ratio. In January 2011, we entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50.0 million on the variable rate debt outstanding under the Term Credit Facility. These interest rate swaps convert that initial notional amount to fixed rate. At June 30, 2013, the remaining notional amount of these interest rate swaps was $30.0 million. The impact which a hypothetical 100 basis point increase in short-term interest rates would have on our outstanding June 30,

2013 balances under the Credit Agreement would be a decline of approximately $1.2 million in annual pre-tax income, including the effect from interest rate swaps.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities within three years. At June 30, 2013, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $79,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $22,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $79,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $22,000.

Office Facilities
At June 30, 2013, we owned one facility and leased twenty five facilities which we use for operational, sales and administrative purposes.
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

We also leased the following facilities as of June 30, 2013:

Location	Square Feet	Expiration
Alpharetta, Georgia	11,484	May 31, 2016
Auburn, Alabama	8,035	May 15, 2016
Chattanooga, Tennessee	9,461	June 30, 2014
Cleveland, Ohio	41,595	June 30, 2019
Colorado Springs, Colorado	9,920	February 28, 2015
Coraopolis, Pennsylvania	8,186	August 31, 2014
Coraopolis, Pennsylvania	41,556	July 31, 2016
Edmond, Oklahoma	3,038	January 31, 2015
Harlan, Kentucky	5,000	May 25, 2014
Johnson City, Tennessee	5,252	April 17, 2014
Plano, Texas	26,020	January 31, 2015
Plano, Texas	53,976	May 31, 2015 for 26,988 square feet. January 14, 2019 for 26,988 square feet.
Pleasanton, California	3,306	July 31, 2015
Portland, Oregon	11,564	September 30, 2013
Portland, Oregon	10,838	December 31, 2016
Rochester, New York	18,000	June 30, 2023
Rochester, New York	9,450	Month to Month
Rochester, New York	12,708	November 30, 2018
Santa Ana, California	6,186	June 30, 2014
Tempe, Arizona	14,315	September 30, 2014
Tempe, Arizona	2,500	September 30, 2014
West Windsor Township, New Jersey	5,288	August 31, 2013
West Windsor Township, New Jersey	4,886	August 31, 2013
West Windsor Township, New Jersey	22,414	May 31, 2023
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
Changes in Internal Controls
During the quarter ended June 30, 2013, there was no change in our internal controls over financial reporting (as defined in Rule 13 a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
There were no material developments since the filing of our 2012 Form 10-K in the proceedings reported under Part I, Item 3. Legal Proceedings in our 2012 Form 10-K, nor are we aware of any other material legal proceedings initiated against us during the six months ended June 30, 2013.

Item 1A. Risk Factors
There have been no material changes in our Risk Factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None
(b) None
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 21, 2011, July 27, 2012, and November 2, 2012, our Board of Directors authorized the repurchase of up to $50 million worth of our outstanding common stock under each authorization. On May 8, 2013, our Board of Directors authorized the repurchase of up to $75 million worth of our outstanding common stock. Repurchases under the October 21, 2011 and July 27, 2012 authorizations were completed during the year ended December 31, 2012 and repurchases under the November 2, 2012 authorization were completed during the six months ended June 30, 2013. Repurchases under these programs were made through the open market, or in privately negotiated transactions, from time to time in accordance with applicable laws and regulations. We intend to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including the proceeds of options exercises. The manner, timing and amount of repurchases, if any, will be determined by management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements. The repurchase program may be modified or discontinued at any time. At June 30, 2013, we had remaining authorization to repurchase up to $70.6 million worth of our common stock.

See "— PART I. FINANCIAL INFORMATION — Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Common Stock Repurchases" for a summary of the Company's repurchase activity under these authorizations.

The following table presents information with respect to those purchases of our common stock made during the three months ended June 30, 2013:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
				(In thousands)
April 1— 30, 2013	367,634	$31.44	367,634	$2,992
May 1— 31, 2013	233,049	31.74	233,049	70,596
June 1 — 30, 2013	—	—	—	—
Total	600,683	$31.56	600,683	70,596

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description
10.1
Amendment No. 2, dated June 20, 2013, to Second Amended and Restated Credit Agreement, dated November 24, 2010, among Heartland Payment Systems, Inc., a Delaware corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent, swingline lender and issuing bank (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 25, 2013).

10.2
First Amendment to Uncommitted Revolving Line of Credit Agreement, dated as of July 22, 2013, by and among Heartland Payment Systems, Inc., a Delaware corporation, the guarantors party thereto, and Wells Fargo Bank, National Association, in its capacity as lender and as sponsor bank (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 23, 2013).

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

*101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income and Comprehensive Income; (ii) The Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flow; (iv) the Consolidated Statements of Equity; and (v) the Notes to the Consolidated Financial Statements.

*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 5, 2013

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

By:	/S/ ROBERT O. CARR
Robert O. Carr
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Maria Rueda
Maria Rueda
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1
Amendment No. 2, dated June 20, 2013, to Second Amended and Restated Credit Agreement, dated November 24, 2010, among Heartland Payment Systems, Inc., a Delaware corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent, swingline lender and issuing bank (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 25, 2013).

10.2
First Amendment to Uncommitted Revolving Line of Credit Agreement, dated as of July 22, 2013, by and among Heartland Payment Systems, Inc., a Delaware corporation, the guarantors party thereto, and Wells Fargo Bank, National Association, in its capacity as lender and as sponsor bank (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 23, 2013).

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

*101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income and Comprehensive Income; (ii) The Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flow; (iv) the Consolidated Statements of Equity; and (v) the Notes to the Consolidated Financial Statements.

_____________________

*	Filed herewith.