Form 10-Q
period 2013-09-30
HEARTLAND PAYMENT SYSTEMS INC
filed 2013-11-06
CIK 1144354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
As of November 4, 2013, there were 36,875,088 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$67,156	$48,440
Funds held for customers	111,895	131,405
Receivables, net	195,678	180,448
Investments	4,650	1,199
Inventory	10,268	9,694
Prepaid expenses	12,957	10,421
Current tax assets	5,588	—
Current deferred tax assets, net	10,382	10,475
Assets held for sale	—	17,044
Total current assets	418,574	409,126
Capitalized customer acquisition costs, net	57,711	56,425
Property and equipment, net	139,160	125,031
Goodwill	191,172	168,062
Intangible assets, net	52,147	53,594
Deposits and other assets, net	449	1,176
Total assets	$859,213	$813,414

Liabilities and Equity
Current liabilities:
Due to sponsor banks	$42,633	$37,586
Accounts payable	66,175	64,065
Customer fund deposits	111,895	131,405
Processing liabilities	108,144	95,273
Current portion of borrowings	111,000	102,001
Current portion of accrued buyout liability	13,667	10,478
Accrued expenses and other liabilities	50,280	47,817
Current tax liabilities	—	4,323
Liabilities related to assets held for sale	—	1,672
Total current liabilities	503,794	494,620
Deferred tax liabilities, net	38,830	29,632
Reserve for unrecognized tax benefits	4,267	3,069
Long-term portion of borrowings	35,000	50,000
Long-term portion of accrued buyout liability	23,195	24,932
Total liabilities	605,086	602,253
Commitments and contingencies (Note 11)

Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 37,150,990 and 37,571,708 shares issued at September 30, 2013 and December 31, 2012; 36,853,090 and 36,855,908 outstanding at September 30, 2013 and December 31, 2012	37	38
Additional paid-in capital	236,684	222,705
Accumulated other comprehensive loss	(35)	(399)
Retained earnings	21,141	7,629
Treasury stock, at cost (297,900 and 715,800 shares at September 30, 2013 and December 31, 2012)	(10,408)	(20,187)
Total stockholders’ equity	247,419	209,786
Noncontrolling interests	6,708	1,375
Total equity	254,127	211,161
Total liabilities and equity	$859,213	$813,414
See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30
	2013	2012	2013	2012
Total revenues	$557,129	$530,677	$1,604,992	$1,513,471
Costs of services:
Interchange	350,734	336,628	1,003,039	965,318
Dues, assessments and fees	53,165	54,121	152,146	150,494
Processing and servicing	60,195	54,344	177,968	165,910
Customer acquisition costs	10,838	10,647	31,554	33,346
Depreciation and amortization	5,454	5,344	14,066	14,168
Total costs of services	480,386	461,084	1,378,773	1,329,236
General and administrative	41,871	36,787	131,242	99,645
Total expenses	522,257	497,871	1,510,015	1,428,881
Income from operations	34,872	32,806	94,977	84,590
Other income (expense):
Interest income	29	31	95	169
Interest expense	(1,243)	(938)	(3,746)	(2,544)
Provision for processing system intrusion costs	(13)	(290)	(252)	(528)
Other, net	103	(921)	182	(925)
Total other expense	(1,124)	(2,118)	(3,721)	(3,828)
Income from continuing operations before income taxes	33,748	30,688	91,256	80,762
Provision for income taxes	11,857	11,745	34,039	30,893
Net income from continuing operations	21,891	18,943	57,217	49,869
Income from discontinued operations, net of income tax of $—, $229, $2,135 and $555	—	624	3,970	1,512
Net income	21,891	19,567	61,187	51,381
Less: Net income (loss) attributable to noncontrolling interests
Continuing operations	(90)	—	(90)	—
Discontinued operations	—	187	56	446
Net income attributable to Heartland	$21,981	$19,380	$61,221	$50,935

Amounts Attributable to Heartland:
Net income from continuing operations, net of noncontrolling interests	21,981	18,943	57,307	49,869
Income from discontinued operations, net of income tax and noncontrolling interests	—	437	3,914	1,066
Net income attributable to Heartland	21,981	19,380	61,221	50,935

Basic earnings per share:
Income from continuing operations	$0.60	$0.49	$1.56	$1.28
Income from discontinued operations	—	0.01	0.11	0.03
Basic earnings per share	$0.60	$0.50	$1.67	$1.31

Diluted earnings per share:
Income from continuing operations	$0.58	$0.47	$1.50	$1.23
Income from discontinued operations	—	0.01	0.10	0.03
Diluted earnings per share	$0.58	$0.48	$1.60	$1.26

Weighted average number of common shares outstanding:
Basic	36,857	38,813	36,752	38,831
Diluted	38,020	40,352	38,079	40,454

Dividends declared per share	$0.07	$0.06	$0.21	$0.18

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30
	2013	2012	2013	2012

Net income	$21,891	$19,567	$61,187	$51,381
Other comprehensive income (loss):
Unrealized gains on investments, net of income tax of $—, $10, $4 and $19	—	15	4	30
Unrealized gains (losses) on derivative financial instruments, net of tax of $25, ($12), $121 and ($20)	152	(19)	315	(28)
Foreign currency translation adjustment	—	500	(54)	464
Comprehensive income	22,043	20,063	61,452	51,847
Less: Comprehensive (loss) income attributable to noncontrolling interests	(90)	337	(50)	585
Comprehensive income attributable to Heartland	$22,133	$19,726	$61,502	$51,262

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Heartland Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares	Amount
Nine Months Ended September 30, 2012
Balance, January 1, 2012	38,848	$39	$207,643	$(680)	$29,236	$(16,828)	$642	$220,052
Issuance of common stock– options exercised	1,400	2	16,826	—	—	—	—	16,828
Issuance of common stock – RSU’s vested	83	—	(1,064)	—	—	—	—	(1,064)
Excess tax benefit on employee share-based compensation	—	—	6,175	—	—	—	—	6,175
Repurchase of common stock	(1,674)	—	—	—	—	(49,216)	—	(49,216)
Share-based compensation	—	—	10,412	—	—	—	—	10,412
Other comprehensive income	—	—	—	327	—	—	139	466
Dividends on common stock ($0.18 per share)	—	—	—	—	(7,012)	—	—	(7,012)
Net income for the period	—	—	—	—	50,935	—	446	51,381
Balance, September 30, 2012	38,657	$41	$239,992	$(353)	$73,159	$(66,044)	$1,227	$248,022

Nine Months Ended September 30, 2013
Balance, January 1, 2013	36,856	$38	$222,705	$(399)	$7,629	$(20,187)	$1,375	$211,161
Issuance of common stock– options exercised	982	1	10,724	—	—	—	—	10,725
Issuance of common stock – RSU’s vested	265	—	(4,866)	—	—	—	—	(4,866)
Excess tax benefit on employee share-based compensation	—	—	8,382	—	—	—	—	8,382
Repurchase of common stock	(1,250)	—	—	—	—	(40,221)	—	(40,221)
Retirement of treasury stock	—	(2)	(10,024)	—	(39,974)	50,000	—	—
Share-based compensation	—	—	9,763	—	—	—	—	9,763
Changes in equity from sale of discontinued operation	—	—	—	83	—	—	(1,415)	(1,332)
Other comprehensive income (loss)	—	—	—	281	—	—	(16)	265
Noncontrolling interests in subsidiary acquired	—	—	—	—	—	—	6,798	6,798
Dividends on common stock ($0.21 per share)	—	—	—	—	(7,735)	—	—	(7,735)
Net income (loss) for the period	—	—	—	—	61,221	—	(34)	61,187
Balance, September 30, 2013	36,853	$37	$236,684	$(35)	$21,141	$(10,408)	$6,708	$254,127

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$61,187	$51,381
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	33,936	33,758
Other depreciation and amortization	26,070	20,641
Addition to loss reserves	2,510	1,827
(Recovery) provision for doubtful receivables	(1)	793
Deferred taxes	5,632	3,558
Share-based compensation	9,763	10,412
Gain on sale of business	(3,786)	—
Other	386	964
Changes in operating assets and liabilities:
Increase in receivables	(15,135)	(8,519)
(Increase) decrease in inventory	(524)	1,685
Payment of signing bonuses, net	(19,546)	(22,446)
Increase in capitalized customer acquisition costs	(15,676)	(12,748)
(Increase) decrease in prepaid expenses	(2,361)	1,329
(Increase) decrease in current tax assets	(1,515)	1,968
Increase in deposits and other assets	(296)	(81)
Excess tax benefits on employee share-based compensation	(8,382)	(6,175)
Increase in reserve for unrecognized tax benefits	1,198	675
Increase (decrease) in due to sponsor banks	5,048	(10,823)
Increase in accounts payable	(1,830)	14,593
(Decrease) increase in accrued expenses and other liabilities	(1,036)	2,423
Increase in processing liabilities	10,310	10,528
Payouts of accrued buyout liability	(11,842)	(9,401)
Increase in accrued buyout liability	13,294	12,336
Net cash provided by operating activities	87,404	98,678
Cash flows from investing activities
Purchase of investments	(5,241)	(5,225)
Maturities of investments	1,430	3,396
Decrease in funds held for customers	19,519	3,344
Decrease in customer fund deposits	(19,510)	(3,294)
Proceeds from sale of business	19,343	—
Acquisitions of businesses, net of cash acquired	(15,182)	(23,682)
Purchases of property and equipment	(36,929)	(25,029)
Net cash used in investing activities	(36,570)	(50,490)
Cash flows from financing activities
Proceeds from borrowings	9,000	26,000
Principal payments on borrowings	(15,000)	(37,253)
Proceeds from exercise of stock options	10,725	16,828
Excess tax benefits on employee share-based compensation	8,382	6,175
Repurchases of common stock	(39,632)	(48,202)
Dividends paid on common stock	(7,735)	(7,012)
Net cash used in financing activities	(34,260)	(43,464)

Net increase in cash	16,574	4,724
Effect of exchange rates on cash	1	30
Cash at beginning of year	50,581	40,301
Cash at end of period	$67,156	$45,055

Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,173	$2,257
Income taxes	28,917	25,184
See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Operations
Basis of Financial Statement Presentation— The accompanying condensed consolidated financial statements include those of Heartland Payment Systems, Inc. (the “Company,” “we,” “us,” or “our”) and its wholly-owned subsidiaries, Heartland Payroll Company (“HPC”), Ovation Payroll, Inc. ("Ovation"), Educational Computer Systems, Inc. ("ECSI"), Debitek, Inc. (“Debitek”) and Heartland Acquisition LLC (“Network Services”), and as of September 11, 2013, Leaf Acquisition, LLC (which holds 66.67% of the outstanding capital stock of Leaf Holdings, Inc ("Leaf")), as well as its previously 70% owned subsidiary Collective POS Solutions Ltd. (“CPOS”). The Company entered into an agreement during the fourth quarter of 2012 to sell CPOS. The transaction was settled on January 31, 2013 and the Company recorded a gain on the sale in the first quarter of 2013. The Company presents CPOS as a discontinued operation in the accompanying condensed consolidated financial statements. See Note 15, Discontinued Operations for more detail. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company's management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company's financial position at September 30, 2013, and its results of operations, changes in stockholders’ equity and cash flows for the periods ended September 30, 2013 and 2012. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012. The December 31, 2012 condensed consolidated balance sheet was derived from the audited 2012 consolidated financial statements.

Business Description—The Company's principal business is to provide payment processing services related to bankcard transactions for merchants throughout the United States, and until January 31, 2013 in Canada (See Note 15, Discontinued Operations for more detail). In addition, the Company provides certain other card-related services, including the sale and rental of terminal equipment, sale of terminal supplies and loyalty and gift card marketing solutions ("Heartland Marketing Solutions"). The Company provides K to 12 school solutions ("Heartland School Solutions") in the United States including school nutrition and point-of-sale and payment solutions. HPC and Ovation provide payroll and related tax filing services throughout the United States. Debitek provides campus payment solutions ("Campus Solutions"), prepaid card and stored-value card payment solutions ("Prepaid Card") throughout the United States and Canada. ECSI also provides Campus Solutions, including higher education loan servicing, throughout the United States.
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
The sponsorship agreements with the member banks require, among other things, that the Company abide by the bylaws and regulations of the Visa and MasterCard networks, and certain of the sponsor banks require a certificate of deposit or a cash balance in a deposit account. If the Company were to breach a sponsorship agreement and under certain circumstances, the sponsor banks may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative sponsor bank. The Company is generally dependent on its sponsor banks, Visa and MasterCard for notification of any compliance breaches. As of September 30, 2013, the Company has not been notified of any such issues by its sponsor banks, Visa or MasterCard.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

At September 30, 2013, the Company is party to four bank sponsorship agreements.

•
On February 8, 2012, the Company entered into a sponsorship agreement with Wells Fargo Bank, N.A. ("WFB"). The WFB sponsorship agreement will be in effect until February 8, 2016 and will automatically renew for successive three year periods unless either party provides six months written notice of non-renewal to the other party. Processing for small and mid-sized merchants (referred to as "Small and Midsized Enterprises," or “SME merchants”) under the WFB sponsorship commenced in August 2012, when that activity was transferred from its previous sponsor, KeyBank, National Association.

•
In November 2009, the Company entered into a sponsorship agreement with The Bancorp Bank to sponsor processing for the Company's large national and mid-tier merchants. The agreement with The Bancorp Bank expires in February 2015 and will automatically renew for successive one-year periods unless either party provides six months written notice of non-renewal to the other party.

•
On March 24, 2011, the Company entered into a sponsorship agreement with Barclays Bank Delaware to sponsor processing for certain of the Company's large national merchants. The agreement with Barclays Bank Delaware expires in March 2016 and will automatically renew for successive one-year periods unless either party provides six months written notice of non-renewal to the other.

•
In 2007, the Company entered into a sponsorship agreement with Heartland Bank, an unrelated third party, to sponsor SME merchant processing. In March 2013, the Company notified Heartland Bank of its intention to terminate the sponsorship agreement and made arrangements for continuing sponsorship with The Bancorp Bank under the terms of the November 2009 sponsorship agreement. The transfer of sponsorship and processing from Heartland Bank to The Bancorp Bank was final on October 1, 2013.

Following is a breakout of the Company’s total Visa and MasterCard settled bankcard processing volume for the month ending September 30, 2013 by percentage processed under its individual bank sponsorship agreements:

Sponsor Bank	% of September 2013 Bankcard Processing Volume
Wells Fargo Bank, N.A.	64%
The Bancorp Bank	17%
Barclays Bank Delaware	13%
Heartland Bank	6%
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

Working Capital— The Company's working capital, defined as current assets less current liabilities, was negative by $85.2 million at September 30, 2013 and $85.5 million at December 31, 2012. The negative working capital primarily reflects the Company (a) borrowing $82.0 million under the Revolving Credit Facility (as defined in Note 10, Credit Facilities) which was used to fund the acquisitions of ECSI and Ovation in December 2012, as described above and in Note 3, Acquisitions, (b) using $103.4 million of operating cash to repurchase 3,634,044 shares of the Company's common stock during 2012 and (c) using $40.2 million of operating cash to repurchase 1,250,083 shares during the nine months ended September 30, 2013. See Note 10, Credit Facilities for information on the Company's Revolving Credit Facility. The Company believes that its current cash and investment balances, cash generated from operations and its agreements with its sponsor banks to fund SME merchant advances will provide sufficient liquidity to meet its anticipated needs for operating capital for at least the next twelve months.

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
Cash and Cash Equivalents— At September 30, 2013, cash included approximately $39.7 million of processing-related cash in transit and collateral, compared to approximately $31.6 million of processing-related cash in transit and collateral at December 31, 2012.
Receivables—Receivables are stated net of allowance for doubtful accounts. The Company estimates its allowance based on experience with its merchants, customers, and sales force and its judgment as to the likelihood of their ultimate payment. The Company also considers collection experience and makes estimates regarding collectability based on trends in the aging. Historically, the Company has not experienced significant charge offs for its merchant receivables.
The Company's primary receivables are from its bankcard processing merchants. In addition to receivables for transaction fees the Company charges its merchants for processing transactions, these receivables include amounts resulting from the Company's practice of advancing interchange fees to most of its SME merchants during the month and collecting those fees at the beginning of the following month. The Company does not advance interchange fees to its Network Services Merchants. Network Services Merchants are invoiced monthly, on payment terms of 30 days net from date of invoicing. Receivables from merchants also include receivables from the sale of point-of-sale terminal equipment.

Historically, the Company funded interchange advances to its SME merchants first with its available cash, and when that cash had been expended, by directing its sponsor banks to fund advances, thereby incurring a payable to sponsor banks. In the fourth quarter of 2012, the Company accelerated the end-of-day presentment of transaction funding files to the bankcard networks resulting in its sponsor banks receiving settlement cash one day earlier and increasing funding obligations to its SME merchants, which are carried in processing liabilities. As a result of accelerated presentment, the Company funds these merchant interchange advances/receivables first from the accelerated settlement cash received from bankcard networks, then from the Company's available cash or by incurring a payable to its sponsor banks. At September 30, 2013, the Company used $2.4 million of its cash to fund merchant advances and at December 31, 2012, the Company used $3.8 million of its cash to fund merchant advances. The amount due to sponsor banks for funding advances was $41.7 million at September 30, 2013 and $36.3 million at December 31, 2012. The Company pays its sponsor banks the prime rate on these payables. The payable to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants.

Receivables also include amounts resulting from the pre-funding of Discover and American Express transactions to the Company's merchants and are due from the related bankcard networks. These amounts are recovered the next business day following the date of processing the transaction.

Receivables also include amounts resulting from the sale, installation, training and repair of payment system hardware and software for prepaid card and stored-value card payment systems, Campus Solutions, and Heartland School Solutions. These receivables are mostly invoiced on terms of 30 days net from date of invoicing.

Investments and Funds Held for Customers— Investments, including those carried on the Condensed Consolidated Balance Sheets as Funds held for customers, consist primarily of equity investments, fixed income bond funds and certificates of deposit. Funds held for customers also include overnight bank deposits. The majority of investments carried in Funds held for customers are available-for-sale and recorded at fair value based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. In the event of a sale, cost is determined on a specific identification basis. At September 30, 2013, Funds held for customers included cash and cash equivalents of $110.7 million and investments available for sale of $1.2 million.

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

Capitalized Customer Acquisition Costs, net— Capitalized customer acquisition costs consist of (1) up-front signing bonus payments made to Relationship Managers and sales managers (the Company's sales force, which are referred to as "salespersons") for the establishment of new merchant relationships, and (2) a deferred acquisition cost representing the estimated cost of buying out the commissions of vested salespersons. Capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins associated with merchant contracts. The capitalized customer acquisition costs are amortized using a method which approximates a proportional revenue approach over the initial 3-year term of the merchant contract.

The up-front signing bonus paid for new SME bankcard, payroll and loyalty marketing accounts is based on the estimated gross margin for the first year of the merchant contract. The signing bonus, amount capitalized, and related amortization are adjusted after the first year to reflect the actual gross margin generated by the merchant contract during that year. The deferred customer acquisition cost asset is accrued over the first year of SME bankcard merchant processing, consistent with the build-up in the accrued buyout liability, as described below. Beginning in June 2012, Relationship Managers and sales managers earn portfolio equity on their newly installed payroll and loyalty marketing merchant accounts based on the residual commissions they earn on those accounts. The accrued buyout liability and deferred acquisition cost asset are developed in the same manner as the SME bankcard merchant portfolio equity.

Management evaluates the capitalized customer acquisition costs for impairment on an annual basis by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of September 30, 2013.

Accrued Expenses and Other Liabilities— Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets includes deferred revenue of $17.0 million and $13.0 million at September 30, 2013 and December 31, 2012, respectively, which is primarily related to the Company's Heartland School Solutions and Campus Solutions businesses.

Also included in accrued expenses and other liabilities at September 30, 2013 and December 31, 2012 is $4.1 million and $7.3 million, respectively, relating to the allocation of purchase price to an unfavorable processing contract associated with our September 30, 2011 acquisition of School-Link Technologies, Inc. During the nine months ended September 30, 2013 and 2012, we amortized $1.5 million and $2.2 million of this accrued liability against the cash processing costs paid under that contract. During the nine months ended September 30, 2013, we recorded an adjustment to the carrying value of this unfavorable processing contract of $1.6 million to adjust the liability to reflect the latest estimate of the expected cash processing costs to be paid over the remainder of the contract. The amortization and adjustment to the fair value were included in cost of services in our Condensed Consolidated Statements of Income.

Processing Liabilities— Processing liabilities result primarily from the Company's card processing activities. Card processing liabilities primarily reflect funds in transit associated with differences arising between the amounts our sponsor banks receive from the bankcard networks and the amounts funded to the Company's merchants. Such differences arise from timing differences, interchange expense, merchant advances, merchant reserves and chargeback processing. These differences result in payables or receivables. If the settlement received from the bankcard networks precedes the funding obligation to the merchant, the Company records a processing liability. Conversely, if funding to the merchant precedes the settlement from the bankcard networks, the Company records a receivable from the bankcard network. In addition, certain bankcard networks restrict the Company from accessing merchant settlement funds and require that these funds be controlled by the Company's sponsor banks. The amounts are generally collected or paid the following business day.

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

Accrued Buyout Liability— The Company's Relationship Managers and sales managers are paid residual commissions based on the gross margin generated by monthly SME merchant processing activity. The Company has the right, but not the obligation, to buy out some or all of these commissions, and intends to do so periodically. Such purchases of the commissions are at a fixed multiple of the last twelve months' commissions. Because of the Company's intent and ability to execute purchases of the residual commissions, and the mutual understanding between the Company and the Relationship Managers and sales managers, the Company has accounted for this deferred compensation arrangement pursuant to the substantive nature of the plan. The Company therefore records the amount that it would have to pay (the ''settlement cost'') to buy out non-servicing related commissions in their entirety from vested Relationship Managers and sales managers, and an accrual, based on their progress towards vesting, for those unvested Relationship Managers and sales managers who are expected to vest in the future. As noted above, as the liability increases over the first year of a SME merchant contract, the Company also records a related deferred acquisition cost asset for currently vested Relationship Managers and sales managers. The accrued buyout liability associated with unvested Relationship Managers and sales managers is not included in the deferred acquisition cost asset since future services are required in order to vest. Subsequent changes in the estimated accrued buyout liability due to merchant attrition, same-store sales growth and changes in gross margin are included in the same income statement caption as customer acquisition costs expense.

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

Other Income (Expense)— Other income (expense) consists of interest income on cash and investments, the interest expense on our borrowings, the gains or losses on the disposal of property and equipment and other non-operating income or expense items. For the nine months ended September 30, 2013, other income (expense) included pre-tax income of approximately $0.2 million reflecting the first two payments relating to the sale of a group of merchant contracts within our Prepaid Card business.

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
The provision for income taxes for the three and nine months ended September 30, 2013 and 2012 and the resulting effective tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Provision for income taxes	$11,857	$11,745	$34,039	$30,893
Effective tax rate	35.1%	38.3%	37.3%	38.3%

The decrease in the effective tax rate for the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, is due to the recognition of research and development credits. On January 2, 2013, the American Taxpayer Relief Act of 2012 ("ATR Act") was enacted which included an extension of the federal research and development credit retroactively to 2012 and prospectively through 2013. The effects of the research and development credits are being recognized by the Company in the three months ended September 30, 2013 in conjunction with filing our 2012 tax return.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, it makes a cumulative adjustment in that period.

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions, which have been deemed reasonable by management. However, if management's estimates are not representative of actual outcomes, the Company's results could be materially impacted. The Company does not expect any material changes to unrecognized tax benefits in the next twelve months. At September 30, 2013, the reserve for unrecognized tax benefits related to uncertain tax positions was $4.3 million, of which $2.8 million would, if recognized, impact the effective tax rate. At December 31, 2012, the reserve for unrecognized tax benefits related to uncertain tax positions was $3.1 million, of which $2.0 million would, if recognized, impact the effective tax rate.

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

(a)    On March 1, 2013 50% vested since the 2012 diluted earnings per share target was achieved. The remaining Restricted Share Units would vest only if, over the term, the following pro forma diluted earnings per share targets for the years ended December 31, 2013, and 2014 are achieved:

	2013	2014
Diluted Earnings Per Share	$1.74	$2.04
Management believes that achieving the performance targets is probable to occur and has recorded share-based compensation expense on these Restricted Share Units.

(b)
These Restricted Share Units would vest only if the Company achieves a pro forma diluted earnings per share compound annual growth rate ("CAGR") of seventeen percent (17%) for the two-year period ending December 31, 2013. For each 1% that the CAGR actually achieved by the Company for the two-year period ending on December 31, 2013 is above the 17% target, the number of shares underlying the Restricted Share Units awarded would be increased by 3.09%; provided, however, that the maximum increase in the number of shares that may be awarded is 100%. Likewise, for each 1% that the CAGR actually achieved by the Company for the two-year period ending on December 31, 2013 is below the 17% target, the number of shares underlying the Restricted Share Units awarded would be decreased by 1.13%. If the target CAGR is missed by 80% or more, then the number of shares awarded is zero. Management determined that achieving a CAGR for the two-year period ending December 31, 2013 which would result in earning the maximum 100% increase in the number of shares that may be awarded was probable to occur, and has recorded share-based compensation expense for these Restricted Share Units based on this expectation.

(c)
These Restricted Share Units would vest only if the Company achieves a pro forma diluted earnings per share CAGR of fifteen percent (15%) for the two-year period ending December 31, 2014. For each 1% that the CAGR actually achieved for the two year period ending on December 31, 2014 is above the 15% target, the number of shares underlying the Restricted Share Units awarded would be increased by 2.08%; provided, however, that the maximum increase in the number of shares that may be awarded is 125%. Likewise, for each 1% that the CAGR actually achieved for the two-year period ending on December 31, 2014 is below the 15% target, the number of shares underlying the Restricted Share Units awarded would be decreased by 1.31%. If the target CAGR is missed by 67% or more, then the number of shares awarded is zero. The Company has recorded expense on these Restricted Share Units based on achieving the 15% target.

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

In the fourth quarter of 2012, the Compensation Committee of the Company's Board of Directors approved target grants of 72,345 Relative Total Shareholder Return Restricted Share Units (referred to as “TSRs”). These TSRs are nonvested share awards for which vesting percentages and ultimate number of units vesting will be calculated based on the total shareholder return of our common stock as compared to the total shareholder return of 86 peer companies. The payout schedule can produce vesting percentages ranging from 0% to 225%. Total shareholder return will be calculated based upon the average closing price for the 30 calendar day period ending December 9, 2015, divided by the closing price on December 10, 2012. The target number of units is based on achieving a total shareholder return equal to the 65th percentile of the peer group. The Company recorded expense on these TSRs based on achieving the target. A lattice valuation model was applied to measure the grant date fair value of these TSRs.

Diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 were computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options and vesting of Restricted Share Units, where dilutive.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Common Stock Repurchases. On each of October 21, 2011, July 27, 2012, and November 2, 2012, the Company's Board of Directors authorized the repurchase of up to $50 million worth of the Company's outstanding common stock under each authorization. Repurchases under the October 21, 2011 and July 27, 2012 authorizations were completed during the year ended December 31, 2012 and repurchases under the November 2, 2012 authorization were completed during the second quarter of 2013. Repurchases under these programs were made through the open market from time to time in accordance with applicable laws and regulations. On May 8, 2013, the Company's Board of Directors authorized the repurchase of up to $75 million worth of the Company's outstanding common stock. Repurchases under the May 8, 2013 authorization are ongoing. The Company intends to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including the Company's Credit Facility and the proceeds of options exercises. The manner, timing and amount of repurchases, if any, will be determined by management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements. The repurchase program may be modified or discontinued at any time.

	Repurchase Programs by Authorization Date
	October 2011	July 2012	November 2012	May 2013	Total
Activity For the Nine Months Ended September 30, 2013
Shares repurchased	—	—	952,183	297,900	1,250,083
Cost of shares repurchased (in thousands)	—	—	$29,813	$10,407	$40,220
Average cost per share	—	—	$31.31	$34.93	$32.17
Remaining authorization (in thousands)	—	—	—	$64,593	$64,593

Activity For the Nine months Ended September 30, 2012
Shares repurchased	1,157,440	516,983	—	—	1,674,423
Cost of shares repurchased (in thousands)	$33,172	$16,044	—	—	$49,216
Average cost per share	$28.66	$31.03	—	—	$29.39

Activity For the Year Ended December 31, 2012
Shares repurchased	1,157,440	1,760,804	715,800	—	3,634,044
Cost of shares repurchased (in thousands)	$33,172	$50,000	$20,187	—	$103,359
Average cost per share	$28.66	$28.40	$28.20	—	$28.44

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

	September 30, 2013	December 31, 2012
	(In thousands)
Remaining notional value	$27,500	$35,000
Fair value (a)	(494)	(817)
Deferred tax benefit	192	313
(a) Recorded as a liability in accrued expenses and other liabilities

Foreign Currency—The Canadian dollar was the functional currency of CPOS, which operated in Canada. CPOS' revenues and expenses were translated at the average exchange rates prevailing during the period. The foreign currency assets and liabilities of CPOS were translated at the period-end rate of exchange. The resulting translation adjustment was allocated between the Company and CPOS' noncontrolling interests and was recorded as a component of other comprehensive income or

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

noncontrolling interests in total equity. At September 30, 2012, the cumulative foreign currency translation reflected a gain of $0.1 million. CPOS was sold in a transaction which settled on January 31, 2013. See Note 15, Discontinued Operations for more detail.
Noncontrolling Interests— Noncontrolling interests represent noncontrolling stockholders' share of the equity and after-tax net income or loss of Leaf and CPOS.
Noncontrolling stockholders' share of after-tax net income or loss of Leaf is included in Net income (loss) attributable to noncontrolling interests, continuing operations in the Condensed Consolidated Statements of Income. The minority stockholders' interests included in noncontrolling interests in the September 30, 2013 Condensed Consolidated Balance Sheet is $6.7 million and reflects the original investments by these minority shareholders in Leaf, along with their proportionate share of earnings or losses of Leaf. Noncontrolling stockholders' share of after-tax net income or loss of CPOS is included in Net income (loss) attributable to noncontrolling interests, discontinued operations in the Condensed Consolidated Statements of Income. The minority stockholders' interests included in noncontrolling interests in the December 31, 2012 Condensed Consolidated Balance Sheet was $1.4 million and reflected the original investments by these minority shareholders in CPOS, along with their proportionate share of earnings or losses of CPOS. CPOS was sold in a transaction which settled on January 31, 2013. See Note 15, Discontinued Operations for more detail.
Subsequent Events—The Company evaluated subsequent events with respect to the Condensed Consolidated Financial Statements as of and for the nine months ended September 30, 2013. On October 23, 2013 the Company entered into a new credit facility. See Note 10, Credit Facilities for more detail.
New Accounting Pronouncements— From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by us as of the specified effective date.

In July 2012, the FASB issued an accounting standard update on testing indefinite-lived intangible assets for impairment. This guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The implementation of this update did not have a material effect on the Company's Consolidated Financial Statements.

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

3. Acquisitions

Leaf Holdings, Inc.
On September 11, 2013, the Company purchased 66.67% of the outstanding capital stock of Leaf for a $14.5 million cash payment. The cash purchase price was financed from operating cash flows.

The transaction was accounted for under the purchase method of accounting. Beginning on September 11, 2013, Leaf's results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $20.6 million to goodwill, $6.9 million to intangible assets, $6.2 million to net tangible liabilities and $6.8 million to noncontrolling interest. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Goodwill is not expected to be deductible for income tax reporting.

The weighted average amortization life for the 2013 acquired finite lived intangible assets related to acquisition of Leaf is as follows:
Weighted-average amortization life
(In years)
Software	7.0
Patents	5.0
Overall	6.9

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

The weighted average amortization life for the 2012 acquired finite lived intangible assets related to acquisition of Ovation is as follows:
Weighted-average amortization life
(In years)
Customer relationships	6.7
Software	1.5
Non-compete agreements	5.0
Overall	5.9

4. Receivables
A summary of receivables by major class was as follows at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(In thousands)
Accounts receivable from merchants	$170,879	$160,702
Accounts receivable from bankcard networks	23,548	19,588
Accounts receivable from others	2,218	1,596
	196,645	181,886
Less allowance for doubtful accounts	(967)	(1,438)
Total receivables, net	$195,678	$180,448
Included in accounts receivable from others are amounts due from employees which are $1.0 million and $0.4 million at September 30, 2013 and December 31, 2012, respectively. Accounts receivable from bankcard networks at September 30, 2013 and December 31, 2012 include amounts which were pre-funded to merchants for processing Discover and American Express bankcard transactions.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

A summary of the activity in the allowance for doubtful accounts for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Beginning balance	$915	$1,395	$1,438	$1,407
Additions (reductions) to allowance	186	318	(16)	628
Charges against allowance	(134)	(176)	(455)	(498)
Ending balance	$967	$1,537	$967	$1,537

5. Funds Held for Customers and Investments
A summary of funds held for customers and investments, including the cost, gross unrealized gains (losses) and estimated fair value by major security type and class of security were as follows at September 30, 2013 and December 31, 2012:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
September 30, 2013
Funds held for customers
Fixed income bond fund - available for sale	$968	$253	$—	$1,221
Cash held for payroll customers	94,391	—	—	94,391
Cash held for Campus Solutions customers	$16,283	$—	$—	$16,283
Total funds held for customers	$111,642	$253	$—	$111,895

Investments:
Investments held to maturity - Certificates of deposit (a)	$585	$—	$—	$585
Other investments, at cost	4,065	—	—	4,065
Total Investments	$4,650	$—	$—	$4,650
(a) Certificates of deposit have remaining terms ranging from 1 month to 11 months.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2012
Funds held for customers
Fixed income bond fund - available for sale	$968	$244	$—	$1,212
Cash held for payroll customers	110,334	—	—	110,334
Cash held for Campus Solutions customers	19,859	—	—	19,859
Total funds held for customers	$131,161	$244	$—	$131,405

Investments:
Investments held to maturity - Certificates of deposit	$1,199	$—	$—	$1,199
Total Investments	$1,199	$—	$—	$1,199

Other investments, at cost, as of September 30, 2013 includes a $4.0 million investment in the equity of ATX Innovation, Inc. ("Tabbedout").

During the nine months ended September 30, 2013 and during the twelve months ended December 31, 2012, the Company did not experience any other-than-temporary losses on its investments.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The maturity schedule of all available-for-sale debt securities and held to maturity investments along with amortized cost and estimated fair value as of September 30, 2013 is as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$5,618	$5,871
Due after one year through five years	—	—
	$5,618	$5,871

6. Capitalized Customer Acquisition Costs, Net
A summary of net capitalized customer acquisition costs as of September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Capitalized signing bonuses	$85,127	$84,728
Less accumulated amortization	(44,541)	(42,941)
	40,586	41,787
Capitalized customer deferred acquisition costs	43,524	37,736
Less accumulated amortization	(26,399)	(23,098)
	17,125	14,638
Capitalized customer acquisition costs, net	$57,711	$56,425
A summary of the activity in capitalized customer acquisition costs, net for the three and nine month periods ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$56,148	$56,223	$56,425	$55,014
Plus additions to:
Capitalized signing bonuses, net	7,466	6,985	19,546	22,446
Capitalized customer deferred acquisition costs	5,555	4,491	15,676	12,748
	13,021	11,476	35,222	35,194
Less amortization expense on:
Capitalized signing bonuses, net	(6,852)	(7,364)	(20,747)	(22,017)
Capitalized customer deferred acquisition costs	(4,606)	(3,885)	(13,189)	(11,741)
	(11,458)	(11,249)	(33,936)	(33,758)
Balance at end of period	$57,711	$56,450	$57,711	$56,450
Net signing bonus adjustments from estimated amounts to actual were $(1.0) million and $(0.9) million, respectively, for the three months ended September 30, 2013 and 2012, and $(2.9) million and $(2.3) million, respectively, for the nine months ended September 30, 2013 and 2012. Net signing bonus adjustments are netted against additions in the table above. Negative signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year is less than the estimated gross margin for that year, resulting in the overpayment of the up-front signing bonus and would be recovered from the relevant salesperson. Positive signing bonus adjustments result from the prior underpayment of signing bonuses and would be paid to the relevant salesperson.

Fully amortized signing bonuses of $6.4 million and $7.7 million were written off during the three month periods ended September 30, 2013 and 2012, respectively, and $19.1 million and $24.2 million respectively, were written off during the nine month periods ended September 30, 2013 and 2012. In addition, fully amortized customer deferred acquisition costs of $3.3 million and $4.2 million, respectively, were written off during the three months ended September 30, 2013 and 2012, and $9.9 million and $12.2 million, respectively, were written off during the nine months ended September 30, 2013 and 2012.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The Company believes that no impairment of capitalized customer acquisition costs has occurred as of September 30, 2013 and December 31, 2012.

7. Intangible Assets and Goodwill
Intangible Assets — Intangible assets consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Assets
	(In thousands)
Finite Lived Assets:
Customer relationships	$49,814	$12,715	$37,099	3 to 18 years—proportional cash flow
Merchant portfolio	4,095	2,614	1,481	7 years—proportional cash flow
Software	20,750	10,348	10,402	1 to 7 years—straight line
Non-compete agreements	4,488	1,675	2,813	3 to 5 years—straight line
Other	385	33	352	2 to 9 years—straight line
	$79,532	$27,385	$52,147

	December 31, 2012			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Assets
	(In thousands)
Finite Lived Assets:
Customer relationships	$52,125	$8,318	$43,807	3 to 18 years—proportional cash flow
Merchant portfolio	3,345	2,316	1,029	7 years—proportional cash flow
Software	14,150	9,016	5,134	2 to 5 years—straight line
Non-compete agreements	4,590	1,030	3,560	3 to 5 years—straight line
Other	85	21	64	2 to 9 years—straight line
	$74,295	$20,701	$53,594
On August 31, 2013, the Company purchased a merchant bankcard transaction processing portfolio for $750,000 . This asset is being amortized for the next 83 months in proportion to estimated future cash flows.

Amortization expense related to the intangible assets was $2.2 million and $1.5 million, respectively, for the three months ended September 30, 2013 and 2012 and $6.7 million and $3.6 million for the nine months ended September 30, 2013 and 2012, respectively. The estimated remaining amortization expense related to intangible assets in twelve month increments is as follows:

For the Twelve Months Ending September 30,
(In thousands)
2014	$8,741
2015	8,080
2016	7,228
2017	5,976
2018	4,688
Thereafter	17,434
$52,147

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Goodwill — The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2013 and 2012 were as follows:
	Card	Payroll	Heartland School Solutions	Campus Solutions	Other	Total
Balance at January 1, 2012	$43,701	$—	$40,732	$3,321	$6,501	$94,255
Goodwill acquired during the period	—	—	15,231	—	—	15,231
Other (a)	—	—	(3,035)	—	—	(3,035)
Balance at September 30, 2012	43,701	—	52,928	3,321	6,501	106,451

Balance at January 1, 2013	43,701	30,831	53,350	33,679	6,501	168,062
Goodwill acquired during the period	20,619	—	—	—	—	20,619
Other (a)	—	524	—	1,967	—	2,491
Balance at September 30, 2013	$64,320	$31,355	$53,350	$35,646	$6,501	$191,172
(a) Reflects adjustments to allocations of purchase price.

Percentage of total reportable segments' assets that were goodwill as of September 30, 2013 and 2012 is as follows:
	Percent of Goodwill to Reportable Segments' Total Assets
	September 30, 2013	September 30, 2012
Card	11.9%	9.4%
Payroll	21.0%	—
Heartland School Solutions	65.4%	67.3%
Campus Solutions	49.4%	40.9%
Other	39.7%	36.0%

8. Processing Liabilities
Processing liabilities result primarily from the Company's card processing activities and include merchant deposits maintained to offset potential liabilities from merchant chargeback processing. A summary of processing liabilities and loss reserves was as follows at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(In thousands)
Merchant bankcard processing	$99,383	$86,882
Merchant deposits	6,806	6,436
Loss reserves	1,955	1,955
	$108,144	$95,273

In addition to the merchant deposits listed above, the Company held letters of credit related to merchant bankcard processing totaling $10,000 at September 30, 2013 and $100,000 at December 31, 2012.

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

The card networks generally allow chargebacks up to four months after the later of (1) the date the transaction is processed, or (2) the delivery of the product or service to the cardholder. As the majority of the Company's SME merchant transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company's exposure to chargebacks is the last four months' processing volume on the SME portfolio, which was $26.0 billion and $23.5 billion for the four months ended September 30, 2013 and December 31, 2012, respectively. However, for the four months ended September 30, 2013 and December 31, 2012, the Company was presented with $11.9 million and $11.8 million, respectively, in chargebacks by issuing banks. In the nine months ended September 30, 2013 and 2012, the Company incurred merchant credit losses of $2.4 million and $1.4 million, respectively, on total SME bankcard dollar volumes processed of $56.2 billion and $54.1 billion, respectively. These credit losses are included in processing and servicing costs in the Company's Condensed Consolidated Statements of Income and Other Comprehensive Income.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company's SME merchants. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its Condensed Consolidated Balance Sheets, amounting to $2.0 million at September 30, 2013 and at December 31, 2012. This reserve is determined by performing an analysis of the Company's historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Beginning balance	$1,955	$1,957	$1,955	$1,957
Additions to reserve	1,228	512	2,461	1,479
Charges against reserve (a)	(1,228)	(512)	(2,461)	(1,479)
Ending balance	$1,955	$1,957	$1,955	$1,957
(a)Included in these amounts are payroll segment losses of $13,000 and $29,000, respectively, for the three months ended September 30, 2013 and 2012, and $88,000 and $77,000, respectively, for the nine months ended September 30, 2013 and 2012.

9. Accrued Buyout Liability
A summary of the accrued buyout liability was as follows as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(In thousands)
Vested Relationship Managers and sales managers	$35,655	$33,926
Unvested Relationship Managers and sales managers	1,207	1,484
Total accrued buyout liability	36,862	35,410
Less current portion	(13,667)	(10,478)
Long-term portion of accrued buyout liability	$23,195	$24,932
In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.1 million at September 30, 2013 and December 31, 2012.
A summary of the activity in the accrued buyout liability for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Beginning balance	$33,319	$33,450	$35,410	$31,658
Increase in settlement obligation, net	4,935	3,889	13,294	12,336
Buyouts	(1,392)	(2,746)	(11,842)	(9,401)
Ending balance	$36,862	$34,593	$36,862	$34,593

The increase in the buyouts for the nine months ended September 30, 2013 reflects the Company exercising its right to encourage and buy out residual commissions owned by Relationship Managers and sales managers.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

10. Credit Facilities

On October 23, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and certain lenders who are a party to the Credit Agreement. This Credit Agreement replaces the Company's November 2010 Second Amended and Restated Credit Agreement (the "Prior Credit Agreement”). Credit extended under the Credit Agreement is guaranteed by the Company's subsidiaries and is secured by substantially all of the Company's assets and the assets of the Company's subsidiaries.

The Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $350 million (the “Revolving Credit Facility” and together with the Credit Agreement, the "Credit Facilities"), of which up to $35 million may be used for the issuance of letters of credit and up to $35 million is available for swing line loans. The Revolving Credit Facility also provides for, upon the prior approval of the administrative agent, an increase to the total revolving commitments of $150 million for a total commitment under the Revolving Credit Facility of $500 million. The Revolving Credit Facility is available to the Company on a revolving basis until October 23, 2018. All principal and interest not previously paid on the Revolving Credit Facility will mature and be due and payable on October 23, 2018.
The Credit Agreement and the Prior Credit Agreement contain covenants which include: maintenance of certain leverage and fixed charge coverage ratios; limitations on our indebtedness, liens on our properties and assets, investments in, and loans to other business units, our ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to certain of our subsidiaries. The Company was in compliance with these covenants as of September 30, 2013 and December 31, 2012.

The Prior Credit Agreement provided a term credit facility (the “Term Credit Facility”). The Term Credit Facility required amortization payments in the amount of $5.0 million for each fiscal quarter during the fiscal years ended December 31, 2013 and 2014, and $7.5 million for each fiscal quarter during the period commencing on January 1, 2015 through the Term Credit Facility maturity date on November 24, 2015. All principal and interest not previously paid on the Term Credit Facility was to mature and become due and payable on November 24, 2015.
At September 30, 2013, there was $55.0 million outstanding under the Term Credit Facility and $91.0 million outstanding under the Prior Credit Agreement's revolving credit facility (the "Prior Revolving Credit Facility"). These outstanding balances were repaid on October 23, 2013 using new borrowings under the Credit Agreement. At December 31, 2012, the Company had $70.0 million outstanding under the Term Credit Facility and $82.0 million outstanding under the Prior Revolving Credit Facility.

Under the terms of the Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1%, in each case plus a margin determined by the Company's current leverage ratio.

The weighted average interest rate at September 30, 2013 was 2.2%. Total fees and direct costs paid for the Prior Credit Agreement through September 30, 2013 were $2.4 million. These costs are being amortized to interest expense over the life of the Prior Credit Agreement.

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

Future minimum lease payments for all non-cancelable leases as of September 30, 2013 were as follows:

For the Twelve Months Ending September 30,	Operating Leases (a)
(In thousands)
2014	$10,813
2015	7,854
2016	5,776
2017	3,334
2018	3,300
Thereafter	8,272
Total future minimum lease payments	$39,349
(a) There were no material capital leases at September 30, 2013

Rent expense for leased facilities and equipment was $2.7 million and $2.1 million, respectively, for the three months ended September 30, 2013 and 2012, and $7.5 million and $5.9 million, respectively, for the nine months ended September 30, 2013 and 2012.

Commitments—Certain officers of the Company have entered into employee confidential information and non-competition agreements under which they are entitled to severance pay equal to their base salary and medical benefits for six months, one year or two years depending on the officer and a pro-rated bonus in the event they are terminated by the Company other than for cause. There were no payouts under these agreements in the nine months ended September 30, 2013 and 2012.
The following table reflects the Company’s other significant contractual obligations, including leases from above, as of September 30, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$14,800	$7,071	$7,729	$—	$—
Telecommunications providers	15,534	5,287	6,751	3,496	—
Facility and equipment leases	39,349	10,813	13,630	6,634	8,272
Term Credit Facility (b)	55,000	20,000	35,000	—	—
	$124,683	$43,171	$63,110	$10,130	$8,272

(a)
The Company has agreements with several third-party processors to provide to us on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. The Company's agreements with third-party processors require it to submit a minimum monthly number of transactions or volume for processing. If the Company submits a number of transactions or volume that is lower than the minimum, it is required to pay the third-party processors the fees that they would have received if the Company had submitted the required minimum number or volume of transactions.

(b)
Interest rates on the Term Credit Facility are variable in nature; however, in January 2011 the Company entered into fixed-pay amortizing interest rate swaps having a remaining notional amount of $27.5 million. If interest rates were to remain at the September 30, 2013 level, the Company would make interest payments of $1.6 million in the next 1 year and $0.8 million in the next 1 to 3 years or a total of $2.4 million including net settlements on the fixed-pay amortizing interest rate swaps. In addition, the Company had $91.0 million borrowings outstanding under our Prior Revolving Credit Facility at September 30, 2013.

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

The Company has the following five reportable segments: (1) Card, which provides bankcard payment processing and related services to our SME merchants and Network Services Merchants, (2) Payroll, which provides payroll processing and related tax filing services, (3) Heartland School Solutions, which provides school nutrition and point-of-sale solutions, (4) Campus Solutions, which provides open- and closed-loop payment solutions and, with the December 2012 acquisition of ECSI, provides higher education loan services, and (5) Other. The Other segment consists of Prepaid Card, which provides prepaid card, stored-value card and loyalty and gift card marketing solutions and other miscellaneous income. The components of the Other segment do not meet the defined thresholds for being an individually reportable segment.
SME merchants and Network Services Merchants are aggregated for financial reporting purposes in the Card Segment, as they both provide processing services related to bankcard transactions, exhibit similar economic characteristics, and share the same systems to provide services.
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
At September 30, 2013 and 2012, 64% and 81%, respectively, of the Payroll segment's total assets were funds that the Company holds as a fiduciary in its Payroll services activities for payment to taxing authorities. At September 30, 2013, 23% of the Campus Solutions segment's total assets represent funds held for our loan servicing customers related to payment processing services provided for federal student loan billing and processing that are payable to higher education institutions and other businesses. See Note 7, Intangible Assets and Goodwill for goodwill as a percentage of the reportable segments' total assets.
A summary of the Company’s segments for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	(In thousands)
Card	$521,601	$505,031	$1,491,623	$1,446,155
Payroll	10,578	5,130	33,651	16,499
Heartland School Solutions	12,150	12,116	36,628	25,109
Campus Solutions	7,753	1,970	27,049	5,369
Other	5,105	6,507	16,102	20,559
Reconciling Items	(58)	(77)	(61)	(220)
Total revenues	$557,129	$530,677	$1,604,992	$1,513,471

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Depreciation and amortization
Card	$6,918	$4,299	$20,015	$16,067
Payroll	959	305	2,634	836
Heartland School Solutions	785	674	1,854	1,878
Campus Solutions	674	83	1,696	248
Other	433	387	1,259	1,148
Unallocated corporate administration amounts	35	78	(1,421)	189
Total depreciation and amortization	$9,804	$5,826	$26,037	$20,366

Interest Income
Card	$28	$31	$92	$169
Campus Solutions	1	—	3	—
Total interest income	$29	$31	$95	$169

Interest Expense
Card	$1,242	$1,014	$3,744	$2,759
Campus Solutions	—	1	—	5
Other	1	—	5	—
Reconciling	—	(77)	(3)	(220)
Total interest expense	$1,243	$938	$3,746	$2,544

Net income from continuing operations
Card	$20,279	$22,527	$57,824	$57,660
Payroll	357	279	1,904	1,393
Heartland School Solutions	1,775	1,165	6,650	3,344
Campus Solutions	544	14	2,069	(177)
Other	200	(71)	(45)	737
Unallocated corporate administration amounts	(1,264)	(4,971)	(11,185)	(13,088)
Total net income from continuing operations	$21,891	$18,943	$57,217	$49,869

Assets	September 30, 2013	September 30, 2012
Card	$540,098	$463,366
Payroll	149,008	48,342
Heartland School Solutions	81,547	78,634
Campus Solutions	72,197	8,115
Other	16,363	18,071
Total assets	$859,213	$616,528

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share)
Numerator:
Income from continuing operations attributable to Heartland	$21,981	$18,943	$57,307	$49,869
Income from discontinued operations attributable to Heartland	—	437	3,914	1,066
Net income attributable to Heartland	$21,981	$19,380	$61,221	$50,935

Denominator:
Basic weighted average shares outstanding	36,857	38,813	36,752	38,831
Effect of dilutive instruments:
Stock options and restricted stock units	1,163	1,539	1,327	1,623
Diluted weighted average shares outstanding	38,020	40,352	38,079	40,454

Basic earnings per share:
Income from continuing operations	$0.60	$0.49	$1.56	$1.28
Income from discontinued operations	—	0.01	0.11	0.03
Basic earnings per share	$0.60	$0.50	$1.67	$1.31

Diluted earnings per share:
Income from continuing operations	$0.58	$0.47	$1.50	$1.23
Income from discontinued operations	—	0.01	0.10	0.03
Diluted earnings per share	$0.58	$0.48	$1.60	$1.26

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

•	Level 3 inputs are unobservable and are based on the Company's assumptions due to little, if any, observable market information. Level 3 is the lowest priority in the hierarchy.
For the nine months ended September 30, 2013, there have been no transfers between the measurement categories. The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2013 and at December 31, 2012:

September 30, 2013		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments available for sale:
Fixed income bond fund (a)	$1,221	$1,221	$—	$—
Total assets	$1,221	$1,221	$—	$—

Liabilities:
Interest rate swaps	$494	$—	$494	$—
Total liabilities	$494	$—	$494	$—

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

December 31, 2012		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments available for sale:
Fixed income bond fund (a)	$1,212	$1,212	$—	$—
Total assets	$1,212	$1,212	$—	$—

Liabilities:
Interest rate swaps	$817	$—	$817	$—
Total liabilities	$817	$—	$817	$—
(a) amounts included in Funds held for customers on the Consolidated Balance Sheet
The following tables provide the assets and liabilities carried at fair value measured on a non-recurring basis as of September 30, 2013 and December 31, 2012:

September 30, 2013		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments held to maturity:
Certificates of deposit	$585	$—	$585	$—
Other investments, at cost	4,065	—	65	4,000
Total assets	$4,650	$—	$650	$4,000

Liabilities:
Term Credit Facility	$55,000	$—	$55,000	$—
Prior Revolving Credit Facility	91,000	—	91,000	—
Total liabilities	$146,000	$—	$146,000	$—

December 31, 2012		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments held to maturity:
Certificates of deposit	$1,199	$—	$1,199	$—
Total assets	$1,199	$—	$1,199	$—

Liabilities:
Term Credit Facility	$70,000	$—	$70,000	$—
Prior Revolving Credit Facility	82,000	—	82,000	—
Total liabilities	$152,000	$—	$152,000	$—

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

The Company's financial instruments also include cash and cash equivalents and cash held for customers and their carrying values approximate fair value as of September 30, 2013 and December 31, 2012, because they bear interest at market rates and have maturities of less than 90 days at the time of purchase. The carrying amount of the Company's accounts receivable, accounts payable, and accrued expenses approximates fair value as of September 30, 2013 and December 31, 2012, because of the relatively short timeframe to realization.

15. Discontinued Operations
In the fourth quarter of 2012, the Company along with the 30% noncontrolling shareholders of CPOS entered into an agreement to sell CPOS to a third party. CPOS was not a significant subsidiary and the Company will have no continuing

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

involvement in its operations. After receiving regulatory approval, the transaction settled on January 31, 2013. The total sales price was $30.3 million cash including net working capital, of which the Company received $20.9 million for its 70% ownership in CPOS. The total gain recorded on the sale was $3.8 million, net of income taxes of $2.1 million. The following table shows the results of operations of CPOS for the three and nine months ended September 30, 2013 and 2012 which are included in the earnings from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Revenues	$—	$3,475	$1,117	$9,687
Expenses	—	2,636	870	7,656
Income from operations	—	839	247	2,031
Income from discontinued operations, net of income tax of $—, $229, $68, and $555	—	624	184	1,512
Gain on sale of discontinued operations, net of income tax of $2,067	—	—	3,786	—
Net income from discontinued operations attributable to noncontrolling interests	—	187	56	446
Net income from discontinued operations attributable to Heartland	—	437	3,914	1,066

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

We sold our interest in Collective POS Solutions Ltd. ("CPOS") in a transaction settled on January 31, 2013. CPOS has historically represented an insignificant component of our financial position and results of operations. However, as further disclosed elsewhere in the notes to the condensed consolidated financial statements, we recognized a gain on the sale of CPOS in the first quarter of 2013. As a result, we presented the net assets of CPOS as held for sale at December 31, 2012 and presented the results of operations for CPOS as a discontinued operation for all periods presented.

At September 30, 2013, we provided our bankcard payment processing services to 169,034 active SME merchants located across the United States. This compares to 169,994 active SME bankcard merchants at December 31, 2012, and 172,430 active SME bankcard merchants at September 30, 2012. At September 30, 2013, we provided bankcard payment processing services through Network Services to approximately 813 merchants with approximately 43,056 locations. According to The Nilson Report, in 2012 we were the 5th largest card acquirer in the United States ranked by transaction count representing 3.3 billion transactions and the 9th largest acquirer by processed dollar volume, which consists of both credit and debit Visa, MasterCard, American Express, Discover, Diners Club, and JCB transactions.
Our total bankcard processing volume for the three months ended September 30, 2013 was $27.0 billion, a 1.9% increase from the $26.5 billion processed during the three months ended September 30, 2012. Our total bankcard processing volume for the nine months ended September 30, 2013 was $77.4 billion, a 2.0% increase from the $75.9 billion processed during the nine months ended September 30, 2012. Our SME bankcard processing volume for the three and nine months ended September 30, 2013 was $19.6 billion and $56.2 billion, respectively, increases of 3.9% and 4.0%, respectively, over the three and nine months ended September 30, 2012, reflecting increases in same store sales growth and new SME merchants installed. Our bankcard processing volume for the three and nine months ended September 30, 2013 also includes $7.4 billion and $21.1 billion, respectively, of settled volume for Network Services Merchants, compared to $7.4 billion and $21.2 billion, respectively, for the three and nine months ended September 30, 2012. Bankcard processing volume for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
SME merchants	$19,561	$18,818	$56,233	$54,089
Network Services Merchants	7,400	7,434	21,127	21,238
Canada (a)	—	205	59	563
Total bankcard processing volume (b)	$26,961	$26,457	$77,419	$75,890
(a) Canadian operations were discontinued as a result of the sale of CPOS in January of 2013.
(b) Bankcard processing volume includes volume for credit and signature debit transactions.

Merchant attrition is expected in the card payment processing industry in the ordinary course of business. We experience attrition in merchant bankcard processing volume resulting from several factors, including business closures, transfers of merchants' accounts to our competitors and account closures that we initiate due to heightened credit risks relating to, or contract breaches by, merchants, and (when applicable) same store sales contraction. We measure SME processing volume attrition against all SME merchants that were processing with us in the same month a year earlier. During the three months ended September 30, 2013, we experienced a 13.1% average annualized attrition in our SME bankcard processing volume and for the nine months ended September 30, 2013 we experienced annualized attrition of 12.9%. During 2012, 2011 and 2010, we experienced average annual attrition in our SME bankcard processing volume of 12.8%, 13.5% and 15.3%, respectively.

In our SME business, we measure same store sales growth as the change in bankcard processing volume for all bankcard merchants that were processing with us in the same month a year earlier. During the three months ended September 30, 2013, same store sales grew 1.6% on average, compared to 1.8% in the quarter ended September 30, 2012 and 2.2% on average in 2012. Same store sales growth results from the combination of the increasing use by consumers of bankcards for the purchase of goods and services at the point-of-sale, and sales growth experienced by our retained SME bankcard merchants.

Historically, our same store sales experience has tracked overall economic conditions. The following table compares our same store sales growth during 2013, 2012, and 2011:

Same Store Sales Growth	2013	2012	2011
First Quarter	2.2%	3.4%	3.2%
Second Quarter	1.9%	2.2%	2.5%
Third Quarter	1.6%	1.8%	2.3%
Fourth Quarter		1.5%	2.5%
Full Year		2.2%	2.6%
We measure the overall production of our sales force by the level of new gross margin installed, which reflects the expected first-year's gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. We measure installed margin primarily for our SME card processing, payroll processing and loyalty and gift marketing businesses. Our newly installed gross margin for the three months ended September 30, 2013 increased 28.0% and for the nine months ended September 30, 2013 our gross margin increased 17.9% from the gross margin we installed during the three and nine months ended September 30, 2012, respectively. We attribute this increase in newly installed gross margin to growth in the number of salespersons in our sales force and improved individual productivity achieved by these salespersons. We expect to drive increases in year-over-year installed margin in future periods primarily by increasing our Relationship Manager and Territory Manager count. Our combined Relationship Managers and Territory Managers count amounted to 764, 739 and 851 at September 30, 2012, December 31, 2012 and September 30, 2013, respectively. In addition, Ovation Payroll, Inc. ("Ovation") employed 29 sales persons as of September 30, 2013 and December 31, 2012 and as of September 30, 2013, we employed an additional 12 Senior Product Advisors, primarily payroll specialists, who have augmented our generalist SME sales force.

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

In contrast to SME card processing revenues, revenues from our Network Services Merchants are largely driven by the number of transactions we process (whether settled, or only authorized), not our processing volume, as the merchants which comprise Network Services' customer base pay on a per transaction basis for processing services. Additionally, we provide authorization, settlement and account servicing services on our front and back end systems for American Express transactions for larger merchants, and merchants signed to American Express by other processors; for those services we receive compensation from American Express on a per transaction basis. The number of transactions we processed for Network Services Merchants and American Express for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Network Services Merchants:
Settled	256,060	254,977	730,763	724,610
Authorized	638,810	668,310	1,769,183	1,895,496
American Express (a)	8,201	8,275	23,979	24,282
Total	903,071	931,562	2,523,925	2,644,388
(a) Includes only those transactions not eligible for residual compensation

Our ability to manage our front-end authorization systems, HPS Exchange, VAPS and NWS, provides us greater control of the electronic transaction process, allow us to offer our merchants a differentiated product offering, and offer economies of scale that we expect will increase our long-term profitability. During the three months ended September 30, 2013 and 2012, approximately 93% and 95%, respectively, of our SME transactions were processed through HPS Exchange. All of our Network Services transactions were processed through VAPS or NWS.

We provide clearing, settlement and merchant accounting services through our own internally developed back-end processing system, Passport. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At both September 30, 2013 and 2012, approximately 99% of total SME bankcard merchants were processing on Passport and all Network Services settled transactions were processed on Passport.
We provide payroll processing services throughout the United States. On December 31, 2012, we acquired Ovation, adding over 10,000 customers to our existing payroll business. At September 30, 2013, we processed payroll for 23,360 customers, including Ovation's, an increase of 89.9% from 12,301 payroll customers at September 30, 2012 and an increase of 3.6% from 22,553 payroll customers at December 31, 2012. In the nine months ended September 30, 2013, we installed 4,559 new payroll processing customers, including Ovation's installation activity, while for the 2012 full year we installed 3,399 new payroll customers. We operate a comprehensive payroll management system, which we refer to as PlusOne Payroll, that streamlines all aspects of the payroll process to enable time and cost savings. The PlusOne Payroll platform enables us to process payroll on a large scale and provide customizable solutions for businesses of all sizes. The acquisition of Ovation will add scale to our PlusOne Payroll platform, leveraging operating costs once conversion is complete, and also added management, 29 salespersons to our SME sales force, a new sales approach including an affinity partner network and enhanced product and servicing capabilities.

We provide school nutrition, point-of-sale solutions, and associated payment solutions including online prepayment, to K to 12 schools throughout the United States. At both September 30, 2013 and 2012, our Heartland School Solutions business provided services to over 29,000 public and private schools. Our Heartland School Solutions business has been built through a series of five acquisitions from 2010 through 2012.

We provide open- and closed- loop payment solutions and higher education loan services to campuses through-out the United States and Canada. At September 30, 2013, our Campus Solutions business served more than 2,000 colleges and universities, compared to approximately 200 at September 30, 2012. The increase reflects our acquisition of Educational Computer Systems, Inc. ("ECSI") on December 14, 2012, expanding our Campus Solutions business into higher education and post-graduate school student services, including student loan servicing.

Third Quarter of 2013 Financial Results
Our financial results for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, benefited from 9.5% year-over-year growth in net revenue, partially offset by increases of 10.8% in processing and servicing costs and 13.8% in general and administrative expenses. For the three months ended September 30, 2013, we recorded net income from continuing operations attributable to Heartland of $22.0 million, or $0.58 per share, compared to $18.9 million, or $0.47 per share, for the three months ended September 30, 2012. The following is a summary of our financial results for the three months ended September 30, 2013:

•
Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased $13.3 million, or 9.5%, from $139.9 million in the three months ended September 30, 2012 to $153.2 million in the three months ended September 30, 2013. The increase in net revenue was driven by growth in card processing net revenue and increases in revenues for Payroll processing and Campus Solutions, primarily reflecting the 2012 acquisitions of Ovation and ECSI, respectively.

•
During the three months ended September 30, 2013, our SME processing volume increased 3.9% to $19.6 billion from $18.8 billion during the three months ended September 30, 2012. We earn percentage-based revenues on our SME processing volume. The year-over-year increase reflects same store sales growth and the addition of SME merchants whose processing volume and net revenue exceeded that of merchants who attrited in the same period.

•
Our processing and servicing expenses increased $5.9 million, or 10.8%, from $54.3 million in the three months ended September 30, 2012, to $60.2 million in the three months ended September 30, 2013. The increase in processing and servicing expenses was due to increased costs associated with processing and servicing higher SME bankcard processing volume, increased residual commission expense, higher merchant losses and increased cost of sales and servicing related to higher Heartland School Solutions, Campus Solutions, Payroll processing, and equipment-related revenues. Partially offsetting these increases was a decrease in service center costs.

•
Our general and administrative expenses increased 13.8%, or $5.1 million, from $36.8 million in the three months ended September 30, 2012 to $41.9 million in the three months ended September 30, 2013. General and administrative expenses in the three months ended September 30, 2013 included $0.7 million for our periodic sales and servicing organization summit which was held in October 2013. Excluding these summit expenses, our general and administrative expenses for the three months ended September 30, 2013 increased $4.4 million, or 11.9%, primarily due to a $2.9 million increase in personnel costs. The increase in personnel costs primarily reflects the 2012 acquisitions of ECSI and Ovation, as well as other headcount increases. The remaining increase in general and administrative expenses resulted from our acquisitions, as well as to support increased investments in various growth initiatives. General and administrative expenses as a percentage of net revenue for the three months ended September 30, 2013 was 27.3%, up from 26.3% for the three months ended September 30, 2012.

•
Primarily as a result of the 9.5% growth achieved in net revenue, our income from operations, which we also refer to as operating income, increased $2.1 million to $34.9 million for the three months ended September 30, 2013, from $32.8 million for the three months ended September 30, 2012. Our Operating Margin, which we measure as operating income divided by net revenue, was 22.8% for the three months ended September 30, 2013, compared to 23.4% for the three months ended September 30, 2012.

See “— Results of Operations — Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012” for a more detailed discussion of our third quarter financial results.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These Condensed Consolidated Financial Statements are unaudited. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at September 30, 2013, our results of operations, our changes in stockholders' equity and our cash flows for the nine months ended September 30, 2013 and 2012. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2013. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in Note 2 to our Condensed Consolidated Financial Statements included elsewhere in this report and in our 2012 Form 10-K.

Our critical accounting estimates and judgments have not changed materially from those reported in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Form 10-K.

Results of Operations
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
The following table shows certain income statement data as a percentage of net revenue for the periods indicated (in thousands of dollars):

	Three Months Ended September 30,	% of Net Revenue	Three Months Ended September 30,	% of Net Revenue	Change
	2013		2012		Amount	%
Net revenue:
Total revenues	$557,129		$530,677		$26,452	5.0%
Less: Interchange	350,734		336,628		14,106	4.2%
Less: Dues, assessments and fees	53,165		54,121		(956)	(1.8)%
Total net revenue	153,230	100.0%	139,928	100.0%	13,302	9.5%

Expenses
Processing and servicing	60,195	39.3%	54,344	38.8%	5,851	10.8%
Customer acquisition costs	10,838	7.1%	10,647	7.6%	191	1.8%
Depreciation and amortization	5,454	3.6%	5,344	3.8%	110	2.1%
General and administrative	41,871	27.3%	36,787	26.3%	5,084	13.8%
Total expenses	118,358	77.2%	107,122	76.6%	11,236	10.5%
Income from operations	34,872	22.8%	32,806	23.4%	2,066	6.3%
Other income (expense):
Interest income	29	—%	31	—%	(2)	(6.5)%
Interest expense	(1,243)	(0.8)%	(938)	(0.7)%	(305)	(32.5)%
Provision for processing system intrusion costs	(13)	—%	(290)	(0.2)%	277	95.5%
Other, net	103	0.1%	(921)	(0.7)%	1,024	111.2%
Total other (expense) income	(1,124)	(0.7)%	(2,118)	(1.5)%	994	46.9%
Income from continuing operations before income taxes	33,748	22.0%	30,688	21.9%	3,060	10.0%
Provision for income taxes	11,857	7.7%	11,745	8.4%	112	1.0%
Net income from continuing operations	21,891	14.3%	18,943	13.5%	2,948	15.6%
Income from discontinued operations, net of tax	—	—%	624	0.4%	(624)	(100.0)%
Net income	21,891	14.3%	19,567	14.0%	2,324	11.9%
Less: Net income (loss) attributable to noncontrolling interests
Continuing operations	(90)	(0.1)%	—	—%	(90)
Discontinued operations	—	—%	187	0.1%	(187)	(100.0)%
Net income attributable to Heartland	$21,981	14.3%	$19,380	13.8%	$2,601	13.4%

Total Revenues. Total revenues increased by 5.0%, from $530.7 million in the three months ended September 30, 2012 to $557.1 million in the three months ended September 30, 2013, primarily as a result of a $19.4 million, or 3.8% increase in gross processing revenues. The breakout of our total revenues for the three months ended September 30, 2013 and 2012 was as follows (in thousands of dollars):

	Three Months Ended September 30,		Change from Prior Year
	2013	2012	Amount	%
Processing revenues, gross (a)	$533,346	$513,942	$19,404	3.8%
Payroll processing revenues	10,578	5,053	5,525	109.3%
Equipment-related revenues	13,205	11,682	1,523	13.0%
Total revenues	$557,129	$530,677	$26,452	5.0%

(a)
Includes Visa, MasterCard, American Express and Discover bankcard processing revenues, American Express fees, check processing fees, customer service fees, gift card, loyalty, Heartland School Solutions, loan servicing and other miscellaneous revenue.

Processing revenues, gross. Further breakout of our gross processing revenues for the three months ended September 30, 2013 and 2012 was as follows (in thousands of dollars):

	Three Months Ended September 30,		Change from Prior Year
	2013	2012	Amount	%
Merchant card processing revenue:
SME card processing	$479,475	$463,458	$16,017	3.5%
Network Services card processing	37,238	38,512	(1,274)	(3.3)%
	516,713	501,970	14,743	2.9%
Heartland School Solutions revenue	7,771	7,572	199	2.6%
Campus Solutions revenue	6,589	—	6,589
Prepaid card revenue	2,273	3,922	(1,649)	(42.0)%
Other miscellaneous revenue	—	478	(478)	(100.0)%
Total Processing Revenues, Gross	$533,346	$513,942	$19,404	3.8%
The $19.4 million increase in gross processing revenues from $513.9 million in the three months ended September 30, 2012 to $533.3 million in the three months ended September 30, 2013 was primarily due to higher SME card processing, Heartland School Solutions, and Campus Solutions revenues.
Our gross SME merchant card processing revenues for the three months ended September 30, 2013 increased $16.0 million, or 3.5%, primarily due to the increase in SME bankcard processing volume. For the three months ended September 30, 2013, our SME bankcard processing volume increased 3.9% to $19.6 billion, compared to $18.8 billion for the three months ended September 30, 2012, reflecting increases for same store sales growth and new SME merchants installed.

Network Services card processing revenues reflect the 256 million transactions it settled, representing $7.4 billion in processing volume, and the 639 million transactions it authorized through its front-end card processing systems during the three months ended September 30, 2013, as compared to the 255 million transactions it settled, representing $7.4 billion in processing volume, and the 668 million transactions it authorized through its front-end card processing systems during the three months ended September 30, 2012. We report Network Services’ settled bankcard processing revenues net of credit interchange and dues and assessments because the daily cash settlement with Network Services Merchants is on a net basis. The decrease in Network Services card processing revenues of $1.3 million , or 3.3%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 is due primarily to a renegotiated contract with a large national petroleum industry customer and a decrease in the number of locations we serve at a large retail merchant.

Also contributing to the growth in our processing revenues for the three months ended September 30, 2013 were the processing revenues generated by our Heartland School Solutions and Campus Solutions businesses. The increase in Heartland School Solutions and Campus Solutions processing revenues for the three months ended September 30, 2013 reflects acquisitions we made in 2012 ( see "— Liquidity and Capital Resources” for detail on these acquisitions) as well as growth in the number of parents and students using electronic payments. Partially offsetting these increases was a decrease in Prepaid card revenue primarily related to the termination of our contract with a large Heartland Marketing Solutions customer in the fourth quarter of 2012 and lower prepaid card revenues relating to the sale of a group of merchant contracts that occurred in March 2013.

Payroll processing revenues. Payroll processing revenues, which include fees earned on payroll processing services and interest income earned on funds held for customers, increased by 109.3%, from $5.1 million in the three months ended September 30, 2012 to $10.6 million in the three months ended September 30, 2013, primarily due to an 89.9% increase in the total number of payroll processing customers from 12,301 at September 30, 2012 to 23,360 at September 30, 2013. This increase in payroll customers reflects our 2012 acquisition of Ovation. ( see "— Liquidity and Capital Resources” for detail on this acquisition).
Equipment-related revenue. Equipment-related income increased by 13.0%, from $11.7 million in the three months ended September 30, 2012 to $13.2 million in the three months ended September 30, 2013, primarily due to an increase in sales of equipment in our Micropayments business as a result of increased sales of our laundry payment systems. The following table summarizes our equipment-related income for the three months ended September 30, 2013 and 2012 (in thousands of dollars):

	Three Months Ended September 30,		Change from Prior Year
Equipment-related revenue	2013	2012	Amount	%
Card processing	$3,300	$3,392	$(92)	(2.7)%
Heartland School Solutions	4,379	4,544	(165)	(3.6)%
Micropayments	3,467	1,843	1,624	88.1%
Campus Solutions	1,737	1,634	103	6.3%
Other	322	269	53	19.7%
Total equipment-related revenue	$13,205	$11,682	$1,523	13.0%

Net revenue. Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 9.5% from $139.9 million in the three months ended September 30, 2012, to $153.2 million in the three months ended September 30, 2013. The increase in net revenue was driven primarily by increases in SME bankcard processing volume, and increases in revenues from Network Services, Heartland School Solutions, Payroll processing, Campus Solutions and equipment-related revenue. Partially offsetting these increases was the decrease in Prepaid card revenue. The following table summarizes our Net revenue components for the three months ended September 30, 2013 and 2012 (in thousands of dollars):

	Three Months Ended September 30,		Change from Prior Year
	2013	2012	Amount	%
Merchant card processing revenue:
SME card processing	$479,475	$463,458
Less: Interchange, dues, assessments and fees	(379,575)	(364,370)
SME card processing net revenue	99,900	99,088	$812	0.8%
Network Services card processing	37,238	38,512
Less: Interchange, dues, assessments and fees	(24,324)	(26,379)
Network Services card processing net revenue	12,914	12,133	781	6.4%
Card processing net revenue	112,814	111,221	1,593	1.4%
Heartland School Solutions revenue	7,771	7,572	199	2.6%
Prepaid card revenue	2,273	3,922	(1,649)	(42.0)%
Campus Solutions revenue	6,589	—	6,589
Other miscellaneous revenue	—	478	(478)	(100.0)%
Processing net revenue	129,447	123,193	6,254	5.1%
Payroll processing revenues	10,578	5,053	5,525	109.3%
Equipment-related revenues	13,205	11,682	1,523	13.0%
Total net revenue	$153,230	$139,928	$13,302	9.5%

Total expenses. Total expenses increased 10.5% from $107.1 million in the three months ended September 30, 2012 to $118.4 million in the three months ended September 30, 2013, primarily due to increases in Processing and servicing and General and administrative expenses. Total expenses represented 77.2% of total net revenues in the three months ended September 30, 2013 compared to 76.6% in the three months ended September 30, 2012.

Processing and servicing expense for the three months ended September 30, 2013 increased by $5.9 million, or 10.8%, compared with the three months ended September 30, 2012. The increase in processing and servicing expenses was due to increased costs associated with processing and servicing higher SME bankcard processing volume, increased residual commission expense, higher merchant losses and increased cost of sales and servicing related to higher Heartland School Solutions, Campus Solutions, Payroll processing, and equipment-related revenues. Partially offsetting these increases was a decrease in service center costs. As a percentage of net revenue, processing and servicing expense increased to 39.3% for the three months ended September 30, 2013 compared with 38.8% for the three months ended September 30, 2012.
Customer acquisition costs for the three months ended September 30, 2013 increased by $0.2 million, or 1.8% compared with the three months ended September 30, 2012. Customer acquisition costs for the three months ended September 30, 2013 and 2012 included the following components (in thousands of dollars):

	Three Months Ended September 30,
	2013	2012
Amortization of signing bonuses, net	$6,852	$7,364
Amortization of capitalized customer deferred acquisition costs	4,606	3,885
Increase in accrued buyout liability	4,935	3,889
Capitalized customer deferred acquisition costs	(5,555)	(4,491)
Total customer acquisition costs	$10,838	$10,647

Depreciation and amortization expenses were $5.5 million in the three months ended September 30, 2013, up 2.1% from the three months ended September 30, 2012. Most of our investments in information technology have supported the continuing development of HPS Exchange, Passport and other processing-related initiatives. Depreciation and amortization expense recorded on these investments is included in Processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized increased from $6.1 million in the three months ended September 30, 2012 to $10.1 million in the three months ended September 30, 2013. The total amount of capitalized costs for projects placed in service in the three months ended September 30, 2013 and 2012 was $5.8 million and $10.4 million, respectively.
General and administrative. General and administrative expenses increased 13.8%, or $5.1 million, from $36.8 million in the three months ended September 30, 2012 to $41.9 million in the three months ended September 30, 2013. General and administrative expenses in the three months ended September 30, 2013 included $0.7 million for our periodic sales and servicing organization summit which was held in October 2013. Excluding these summit expenses our general and administrative expenses for the three months ended September 30, 2013 increased $4.4 million, or 11.9%, primarily due to a $2.9 million increase in personnel costs. This increase in personnel costs primarily reflects the 2012 acquisitions of ECSI and Ovation, as well as other headcount increases. The remaining increase in other general and administrative expenses also resulted from our acquisitions, as well as to support increased investments in various growth initiatives. General and administrative expenses as a percentage of total net revenue for the three months ended September 30, 2013 were 27.3%, an increase from 26.3% for the three months ended September 30, 2012.
Income from operations. Primarily as a result of the 9.5% increase in net revenue, our income from operations, which we also refer to as operating income, improved to $34.9 million for the three months ended September 30, 2013, from $32.8 million for the three months ended September 30, 2012. Our operating margin, which we measure as operating income divided by net revenue, was 22.8% for the three months ended September 30, 2013, compared to 23.4% for the three months ended September 30, 2012.
Interest expense. Interest expense for the three months ended September 30, 2013 was $1.2 million, compared with $0.9 million for the three months ended September 30, 2012. Interest expense in both periods includes interest incurred under our Credit Facilities and interest we recorded on payables to our sponsor banks. The increase in interest expense reflects higher borrowings under our Revolving Credit Facility. See “—Liquidity and Capital Resources—Credit Facilities” for more detail on our borrowings.
Other income (expense), net. Other income (expense), net for the three months ended September 30, 2012 included pre-tax charges of $0.9 million related primarily to write downs of capitalized information technology development projects.

Income taxes. Income taxes for the three months ended September 30, 2013 were an expense of $11.9 million, reflecting an effective tax rate of 35.1%. This compares to income tax expense of $11.7 million for the three months ended September 30, 2012, reflecting an effective tax rate of 38.3%. The decrease in our effective tax rate for the three months ended September 30, 2013, as compared to September 30, 2012, is due to the recognition of research and development credits. On January 2, 2013, the American Taxpayer Relief Act of 2012 ("ATR Act") was enacted which included an extension of the federal research and development credit retroactively to 2012 and prospectively through 2013. We recognized the effects of the research and development credits in the three months ended September 30, 2013 in conjunction with filing our 2012 tax return.

Income from discontinued operations, net of income tax. Income from discontinued operations, net of income tax reflects the results of operations from our interest in CPOS for the three months ended September 30, 2012, which we sold in a transaction settled on January 31, 2013. We presented the net assets of CPOS as held for sale at December 31, 2012 and presented the results of operations for CPOS as a discontinued operation for all periods presented.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $22.0 million for the three months ended September 30, 2013. This compares to a net income of $19.4 million for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
The following table shows certain income statement data as a percentage of net revenue for the periods indicated (in thousands of dollars):

	Nine Months Ended September 30,	% of Net Revenue	Nine Months Ended September 30,	% of Net Revenue	Change
	2013		2012		Amount	%

Net revenue:
Total revenues	$1,604,992		$1,513,471		$91,521	6.0%
Less: Interchange	1,003,039		965,318		37,721	3.9%
Less: Dues, assessments and fees	152,146		150,494		1,652	1.1%
Total net revenue	449,807	100.0%	397,659	100.0%	52,148	13.1%

Expenses:
Processing and servicing	177,968	39.6%	165,910	41.7%	12,058	7.3%
Customer acquisition costs	31,554	7.0%	33,346	8.4%	(1,792)	(5.4)%
Depreciation and amortization	14,066	3.1%	14,168	3.6%	(102)	(0.7)%
General and administrative	131,242	29.2%	99,645	25.1%	31,597	31.7%
Total expenses	354,830	78.9%	313,069	78.7%	41,761	13.3%
Income from operations	94,977	21.1%	84,590	21.3%	10,387	12.3%
Other income (expense):
Interest income	95	—%	169	—%	(74)	(43.8)%
Interest expense	(3,746)	(0.8)%	(2,544)	(0.6)%	(1,202)	(47.2)%
Provision for processing system intrusion costs	(252)	(0.1)%	(528)	(0.1)%	276	52.3%
Other, net	182	—%	(925)	(0.2)%	1,107	119.7%
Total other (expense) income	(3,721)	(0.8)%	(3,828)	(1.0)%	107	2.8%
Income from continuing operations before income taxes	91,256	20.3%	80,762	20.3%	10,494	13.0%
Provision for income taxes	34,039	7.6%	30,893	7.8%	3,146	10.2%
Net income from continuing operations	57,217	12.7%	49,869	12.5%	7,348	14.7%
Income from discontinued operations, net of income tax	3,970	0.9%	1,512	0.4%	2,458	162.6%
Net income	61,187	13.6%	51,381	12.9%	9,806	19.1%
Less: Net income (loss) attributable to noncontrolling interests
Continuing operations	(90)	—%	—	—%	$(90)
Discontinued operations	56	—%	446	0.1%	$(390)	(87.4)%
Net income attributable to Heartland	$61,221	13.6%	$50,935	12.8%	$10,286	20.2%

Total Revenues. Total revenues increased by 6.0% from $1,513.5 million in the nine months ended September 30, 2012 to $1,605.0 million in the nine months ended September 30, 2013, primarily as a result of a $69.1 million, or 4.7% increase in gross processing revenues. The breakout of our total revenues for the nine months ended September 30, 2013 and 2012 was as follows (in thousands of dollars):

	Nine Months Ended September 30,		Change from Prior Year
	2013	2012	Amount	%
Processing revenues, gross (a)	$1,537,455	$1,468,316	$69,139	4.7%
Payroll processing revenues	33,648	16,279	17,369	106.7%
Equipment-related revenues	33,889	28,876	5,013	17.4%
Total revenues	$1,604,992	$1,513,471	$91,521	6.0%

(a)
Includes Visa, MasterCard, American Express and Discover bankcard processing revenues, American Express fees, check processing fees, customer service fees, gift card, loyalty, Heartland School Solutions, loan servicing and other miscellaneous revenue.

Processing revenues, gross. Further breakout of our gross processing revenues for the nine months ended September 30, 2013 and 2012 was as follows (in thousands of dollars):

	Nine Months Ended September 30,		Change from Prior Year
	2013	2012	Amount	%
Merchant card processing revenue:
SME card processing	$1,375,007	$1,325,592	$49,415	3.7%
Network Services card processing	105,865	110,107	(4,242)	(3.9)%
	1,480,872	1,435,699	45,173	3.1%
Heartland School Solutions revenue	27,031	18,557	8,474	45.7%
Campus Solutions revenue	21,778	—	21,778
Prepaid card revenue	7,774	12,579	(4,805)	(38.2)%
Other miscellaneous revenue	—	1,481	(1,481)	(100.0)%
Total Processing Revenues, Gross	$1,537,455	$1,468,316	$69,139	4.7%

The $69.1 million increase in gross processing revenues from $1,468.3 million in the nine months ended September 30, 2012 to $1,537.5 million in the nine months ended September 30, 2013 was primarily due to higher SME card processing, Heartland School Solutions, and Campus Solutions revenues.
Our gross SME merchant card processing revenues for the nine months ended September 30, 2013 increased $49.4 million, or 3.7%, primarily due to the increase in SME bankcard processing volume. For the nine months ended September 30, 2013, our SME bankcard processing volume increased 4.0% to $56.2 billion, compared to $54.1 billion for the nine months ended September 30, 2012, reflecting increases for same store sales growth and new SME merchants installed.
Network Services card processing revenues reflect the 731 million transactions it settled, representing $21.1 billion in processing volume, and the 1,769 million transactions it authorized through its front-end card processing systems during the nine months ended September 30, 2013, as compared to the 725 million transactions it settled, representing $21.2 billion in processing volume, and the 1,895 million transactions it authorized through its front-end card processing systems during the nine months ended September 30, 2012. We report Network Services' settled bankcard processing revenues net of credit interchange and dues and assessments because the daily cash settlement with Network Services Merchants is on a net basis. The decrease in Network Services card processing revenues of $4.2 million, or 3.9%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is due primarily to a renegotiated contract with a large national petroleum industry customer and a decrease in the number of locations we serve at a large retail merchant.

Also contributing to our growth in processing revenues for the nine months ended September 30, 2013 were the processing revenues generated by our Heartland School Solutions business and our Campus Solutions business. The increase in Heartland School Solutions and Campus Solutions processing revenues for the nine months ended September 30, 2013 reflects acquisitions we made in 2012 (see "— Liquidity and Capital Resources” for a detail on these acquisitions). Partially offsetting these increases was a decrease in Prepaid card revenue primarily related to the exit of a large customer from Heartland Marketing Solutions in the fourth quarter of 2012 and lower Prepaid card revenues relating to the sale of a group of merchant contracts that occurred in March 2013.

Payroll processing revenues. Payroll processing revenues, which include fees earned on payroll processing services and interest income earned on funds held for customers, increased by 106.7%, from $16.3 million in the nine months ended September 30, 2012 to $33.6 million in the nine months ended September 30, 2013, primarily due to an 89.9% increase in the total number of payroll processing customers from 12,301 at September 30, 2012 to 23,360 at September 30, 2013. This increase in payroll customers reflects our 2012 acquisition of Ovation ( see "— Liquidity and Capital Resources” for detail on this acquisition).
Equipment-related revenue. Equipment-related revenue increased by $5.0 million, or 17.4%, from $28.9 million in the nine months ended September 30, 2012 to $33.9 million in the nine months ended September 30, 2013, primarily due to increased sales of equipment in our Heartland School Solutions business as a result of our June 2012 acquisition of Nutrikids (see "- Liquidity and Capital Resources” for details on this acquisition), and an increase in equipment-related revenue in our Micropayments business. Partially offsetting these increases in equipment-related revenue was a decrease in revenue from the sale of card processing terminals. This decrease in card processing equipment-related revenue was primarily due to the period ending March 31, 2012 benefiting from a one-time sale.

The following table summarizes our equipment-related revenue for the nine months ended September 30, 2013 and 2012 (in thousands of dollars):

	Nine Months Ended September 30,		Change from Prior Year
Equipment-related revenue	2013	2012	Amount	%
Card processing	$9,806	$11,138	$(1,332)	(12.0)%
Heartland School Solutions	9,597	6,552	3,045	46.5%
Micropayments	8,328	5,725	2,603	45.5%
Campus Solutions	5,271	4,626	645	13.9%
Other	887	835	52	6.2%
Total equipment-related revenue	$33,889	$28,876	$5,013	17.4%

Net revenue. Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased 13.1% from $397.7 million in the nine months ended September 30, 2012, to $449.8 million in the nine months ended September 30, 2013. The increase in net revenue was driven primarily by increases in SME bankcard processing volume, and increases in revenues from Heartland School Solutions, Payroll processing, Campus Solutions and equipment-related revenue. Partially offsetting these increases were decreases in Prepaid card revenue, revenues from the sale of card processing terminals and a decrease in other miscellaneous revenue which consisted primarily of revenue from Express funds, our remote deposit capture product, that was discontinued in 2012.

The following table summarizes our net revenue components for the nine months ended September 30, 2013 and 2012 (in thousands of dollars):

	Nine Months Ended September 30,		Change from Prior Year
	2013	2012	Amount	%
Merchant card processing revenue:
SME card processing	$1,375,007	$1,325,592
Less: Interchange, dues, assessments and fees	(1,085,196)	(1,042,261)
SME card processing net revenue	289,811	283,331	$6,480	2.3%
Network Services card processing	105,865	110,107
Less: Interchange, dues, assessments and fees	(69,989)	(73,551)
Network Services card processing net revenue	35,876	36,556	(680)	(1.9)%
Card processing net revenue	325,687	319,887	5,800	1.8%
Heartland School Solutions revenue	27,031	18,557	8,474	45.7%
Prepaid card revenue	7,774	12,579	(4,805)	(38.2)%
Campus Solutions revenue	21,778	—	21,778
Other miscellaneous revenue	—	1,481	(1,481)	(100.0)%
Processing net revenue	382,270	352,504	29,766	8.4%
Payroll processing revenues	33,648	16,279	17,369	106.7%
Equipment-related revenues	33,889	28,876	5,013	17.4%
Total net revenue	$449,807	$397,659	$52,148	13.1%

Total expenses. Total expenses increased 13.3% from $313.1 million in the nine months ended September 30, 2012 to $354.8 million in the nine months ended September 30, 2013, due to the increases in Processing and servicing and General and administrative expenses. Total expenses were 78.9% of total net revenues in the nine months ended September 30, 2013, compared to 78.7% in the nine months ended September 30, 2012.
Processing and servicing expense for the nine months ended September 30, 2013 increased by $12.1 million or 7.3%, from $165.9 million in the nine months ended September 30, 2012 to $178.0 million in the nine months ended September 30, 2013. The increase in processing and servicing expense was due to increased costs associated with processing and servicing higher SME bankcard processing volume, increased residual commission expense and increased cost of sales and servicing related to higher Heartland School Solutions, Campus Solutions, and Payroll processing revenues. Partially offsetting these increases was a decrease in service center costs. As a percentage of total net revenue, processing and servicing expense decreased to 39.6% for the nine months ended September 30, 2013 compared with 41.7% for the nine months ended September 30, 2012.
Customer acquisition costs for the nine months ended September 30, 2013 decreased by $1.8 million, or 5.4% from $33.3 million in the nine months ended September 30, 2012 to $31.5 million in the nine months ended September 30, 2013. This decline reflects higher capitalized customer deferred acquisitions costs resulting from improved levels of new installed margin during the nine months ended September 30, 2013 and 2012, and included the following components (in thousands of dollars):

	Nine Months Ended September 30,
	2013	2012
Amortization of signing bonuses, net	$20,747	$22,017
Amortization of capitalized customer deferred acquisition costs	13,189	11,741
Increase in accrued buyout liability	13,294	12,336
Capitalized customer deferred acquisition costs	(15,676)	(12,748)
Total customer acquisition costs	$31,554	$33,346
Depreciation and amortization expenses decreased 0.7% from $14.2 million in the nine months ended September 30, 2012 to $14.1 million in the nine months ended September 30, 2013. Most of our investments in information technology have supported the continuing development of HPS Exchange, Passport and other processing-related initiatives. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized in the nine months ended September 30, 2013 and 2012 was $27.8 million and $19.4 million, respectively. The total amount of capitalized costs for projects placed in service in the nine months ended September 30, 2013 and 2012 was $17.9 million and $19.9 million, respectively.
General and administrative. General and administrative expenses increased $31.6 million, or 31.7%, from $99.6 million in the nine months ended September 30, 2012 to $131.2 million in the nine months ended September 30, 2013. General and administrative expenses in the nine months ended September 30, 2013 included $2.3 million for our periodic sales and servicing organization summit held in October 2013 and the nine months ended September 30, 2012 included $1.1 million for our periodic sales and servicing summit that was held in March 2012. Excluding these summit expenses, our general and administrative expenses in 2013 increased $30.4 million, or 30.9%, primarily due to a $22.2 million increase in personnel costs. This increase in personnel costs is primarily attributable to the 2012 acquisitions of Nutrikids, ECSI and Ovation, as well as other headcount increases. The remaining increase in other general and administrative expenses also resulted from our acquisitions, as well as to support increased investments in our growth initiatives. General and administrative expenses as a percentage of net revenue for the nine months ended September 30, 2013 were 29.2%, an increase from 25.1% for the nine months ended September 30, 2012.
Income from operations. Primarily as a result of the increase in net revenue, our income from operations, which we also refer to as operating income, improved to $95.0 million for the nine months ended September 30, 2013, from $84.6 million for the nine months ended September 30, 2012. Our operating margin, which we measure as operating income divided by net revenue, was 21.1% for the nine months ended September 30, 2013, compared to 21.3% for the nine months ended September 30, 2012.
Interest expense. Interest expense for the nine months ended September 30, 2013 was $3.7 million, compared to $2.5 million for the nine months ended September 30, 2012. Interest expense in both periods includes interest incurred under our Credit Facilities and interest we recorded on payables to our sponsor banks. The increase in interest expense reflects higher borrowings under our Revolving Credit Facility. See “—Liquidity and Capital Resources —Credit Facilities” for more detail on our borrowings.
Provision for processing system intrusion costs. During the nine months ended September 30, 2013, we incurred approximately $0.3 million, or $0.01 per share, for legal fees and costs incurred related to the Processing System Intrusion. During the nine months ended September 30, 2012 we expensed approximately $0.5 million, or $0.01 per share, related to the Processing System Intrusion.

Other income (expense), net. Other, net for the nine months ended September 30, 2013 included pre-tax income of approximately $0.2 million relating to the sale of a group of merchant contracts within our Prepaid Card business. Other income (expense), net for the nine months ended September 30, 2012 included pre-tax charges of $0.9 million related primarily to write downs of capitalized information technology development projects.

Income taxes. Income tax expense for the nine months ended September 30, 2013 was $34.0 million, reflecting an effective tax rate of 37.3%. This compares to income tax expense of $30.9 million for the nine months ended September 30, 2012, reflecting an effective tax rate of 38.3%. The decrease in our effective tax rate for the nine months ended September 30,

2013, as compared to September 30, 2012, is due to the recognition of research and development credits. On January 2, 2013, the ATR Act was enacted which included an extension of the federal research and development credit retroactively to 2012 and prospectively through 2013. We recognized the effects of the research and development credits in the three months ended September 30, 2013 in conjunction with filing our 2012 tax return.

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

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $61.2 million for the nine months ended September 30, 2013. This compares to a net income of $50.9 million for the nine months ended September 30, 2012.

Balance Sheet Information

	September 30, 2013	December 31, 2012
	(In thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$67,156	$48,440
Funds held for customers	111,895	131,405
Receivables, net	195,678	180,448
Capitalized customer acquisition costs, net	57,711	56,425
Property and equipment, net	139,160	125,031
Goodwill	191,172	168,062
Intangible assets, net	52,147	53,594
Total assets	859,213	813,414
Due to sponsor banks	42,633	37,586
Accounts payable	66,175	64,065
Customer fund deposits	111,895	131,405
Processing liabilities	108,144	95,273
Borrowings:
Current portion	111,000	102,001
Long term portion	35,000	50,000
Accrued buyout liability:
Current portion	13,667	10,478
Long term portion	23,195	24,932
Total liabilities	605,086	602,253
Total stockholders’ equity	247,419	209,786

September 30, 2013 Compared to December 31, 2012
Total assets increased $45.8 million, or 5.6%, to $859.2 million at September 30, 2013 from $813.4 million at December 31, 2012, primarily due to increases of $18.8 million in cash, $15.2 million in receivables, $14.1 million in property and equipment, and $23.1 million in goodwill. Partially offsetting this increase was a decrease of $19.5 million in funds held for customers. The decrease in funds held for customers was offset by an equal decrease in customer fund deposits. Assets held for sale of $17.0 million at December 31, 2012 were recovered in our sale of CPOS, which settled in January 2013. The increase in goodwill is primarily due to the September 2013 purchase of 66.67% of the outstanding capital stock of Leaf Holdings, Inc ("Leaf"). See “— Liquidity and Capital Resources” for more detail on the Leaf transaction. The increase in property and equipment reflects our continued investments in our information technology and products.

At September 30, 2013, we had cash on our condensed consolidated balance sheet totaling $67.2 million compared to cash of $48.4 million at December 31, 2012. Our cash balance included approximately $39.7 million of processing-related cash in transit and collateral, compared to approximately $31.6 million of processing-related cash in transit and collateral at December 31, 2012, respectively. Excluding the processing-related cash balances, our operating cash balance increased $10.7 million, or 44%. See “— Liquidity and Capital Resources” for more detail on the net increase in cash.

    Our receivables, which increased $15.2 million, or 8.4% from December 31, 2012, are primarily due from our bankcard processing merchants and result in large part from our practice of advancing interchange fees to most of our SME merchants during the month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge merchants for processing transactions. Total receivables also include amounts due from bankcard networks for pre-funding of Discover and American Express transactions to our merchants. Amounts due from bankcard networks at September 30, 2013 increased $4.0 million from December 31, 2012 reflecting overall higher processing volume for the period ending September 30, 2013 compared to December 31, 2012. Processing liabilities at September 30, 2013 also increased, reflecting this higher processing volume. Receivables from the networks are recovered the business day following the date of processing the transaction. The portion of our total receivables which are due from SME bankcard processing merchants increased $10.2 million from December 31, 2012.

Total borrowings decreased $6.0 million, or 3.9%, to $146.0 million at September 30, 2013 from $152.0 million at December 31, 2012, reflecting $15.0 million of quarterly amortization payments made under our Term Credit Facility and additional borrowings of $9.0 million under the Revolving Credit Facility. See “— Liquidity and Capital Resources” for a discussion of our Credit Facilities.

Total stockholders' equity increased $37.6 million from December 31, 2012 primarily due to recording net income of $61.2 million for the nine months ended September 30, 2013. Other increases in total stockholders' equity for the nine months ended September 30, 2013 included proceeds received from the exercise of stock options, tax benefits related to those stock option exercises and share-based compensation expense. During the nine months ended September 30, 2013, we repurchased $40.2 million of our outstanding common stock and paid cash dividends of $7.7 million.

Liquidity and Capital Resources
General. Liquidity and capital resource management is a process focused on providing the funding we need to meet our short and long-term cash and working capital needs. We have used our funding sources to build our merchant portfolio, our servicing technology platforms, and our service center, and to make acquisitions with the expectation that these investments will generate cash flows sufficient to cover our working capital needs and other anticipated needs for capital.

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

Working Capital. Our working capital, defined as current assets less current liabilities, was negative by $85.2 million at September 30, 2013 and $85.5 million at December 31, 2012. Our negative working capital primarily reflects borrowing $82.0 million in December 2012 under the Revolving Credit Facility to fund the acquisitions of ECSI and Ovation, and using $103.4 million of operating cash to repurchase 3,634,044 shares of our common stock during 2012 and $40.2 million to repurchase 1,250,083 shares during the nine months ended September 30, 2013. See “—Credit Facilities” for a discussion of our Revolving Credit Facility and “—Common Stock Repurchases” for a discussion of our common stock repurchase programs. We believe that our current cash and investment balances, cash generated from operations and its agreements with our sponsor banks to fund SME merchant advances will provide sufficient liquidity to meet our anticipated needs for operating capital for at least the next twelve months.

In the fourth quarter of, 2012, we, along with the 30% non-controlling shareholders of CPOS, entered into an agreement to sell CPOS to a third party. This sale settled on January 31, 2013. The total sales price was $30.3 million cash including net working capital, of which we received $20.9 million for our 70% ownership.

At September 30, 2013, we had cash on our condensed consolidated balance sheet totaling $67.2 million compared to cash of $48.4 million at December 31, 2012. Our cash balance included approximately $39.7 million of processing-related cash in transit and collateral, compared to approximately $31.6 million of processing-related cash in transit and collateral at December 31, 2012. At September 30, 2013, we had used $2.4 million of our cash to fund SME merchant interchange advances and at December 31, 2012, we had used $3.8 million of our cash to fund SME merchant interchange advances. Interchange advances are included in our receivables from bankcard processing merchants and are collected at the beginning of the following month.

On September 30, 2013, we had $49.0 million available under our Revolving Credit Facility. See “—Credit Facilities” for more details.

Acquisitions. On June 29, 2012, we expanded our Heartland School Solutions business through the acquisition of the net assets of Nutrikids for a cash payment of $26.0 million, adding approximately 10,000 schools.

On December 14, 2012, we purchased for a $37.6 million cash payment the stock of ECSI and net assets of related entities. The purchase price was financed under our Revolving Credit Facility. The acquisition expanded our Campus Solutions division. ECSI supports the entire life cycle of higher education and post-graduation school/student services, including student loan payment processing, default solutions, refund services, tuition payment plans, electronic billing and payment, tax document services, and business outsourcing to more than 1,800 colleges and universities nationwide. With this acquisition, our Campus Solutions business gained ECSI's client portfolio, increasing its higher education client base to more than 2,000 colleges and universities throughout North America.

On December 31, 2012, we purchased for a $44.2 million cash payment the stock of Ovation. The purchase price was financed under our Revolving Credit Facility. This acquisition expanded our payroll processing business. Ovation serves over 10,000 clients in 48 states, providing payroll processing, payroll tax preparation, Internet payroll reporting, and direct deposit. With this acquisition we added scale to our PlusOne Payroll platform, leveraging operating costs once conversion is complete, and also added management, a new sales approach including an affinity partner network and enhanced product and servicing capabilities.

On September 11, 2013, we purchased 66.67% of the outstanding capital stock of Leaf Holdings, Inc. for a $14.5 million cash payment. The purchase price was financed from operating cash flows. Leaf provides us with a cloud-based, software-as-a-service (SaaS), Point-of-Sale (POS) system to deliver an open-architecture platform supporting numerous vertical-specific business applications. Leaf products provide a mobile payment platform built for local commerce helping retail stores, restaurants, and other local merchants improve the speed and ease of checkout and offering easy-to-use business management, analytics, and customer engagement

Cash Flow Provided By Operating Activities. We reported net cash provided by operating activities of $87.4 million in the nine months ended September 30, 2013, compared to $98.7 million in the nine months ended September 30, 2012. Cash provided by operating activities in the nine months ended September 30, 2013 benefited from an increase in pre-tax income from continuing operations as adjusted for non-cash operating items including depreciation and amortization, and share-based compensation expense. Operating activities in the nine months ended September 30, 2013 reflects the use of cash to pay income taxes, prepaid expenses and accrued expenses.
Other major determinants of operating cash flow are net signing bonus payments, which consume operating cash as we install new merchants, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. We paid net signing bonuses of $19.5 million and $22.4 million, respectively, in the nine months ended September 30, 2013 and 2012. In the nine months ended September 30, 2013 and 2012, we reduced our accrued buyout liability by making buyout payments of $11.8 million and $9.4 million, respectively.
Cash Flow Used In Investing Activities. Net cash used in investing activities was $36.6 million for the nine months ended September 30, 2013, compared to $50.5 million for the nine months ended September 30, 2012. Cash flows from investing activities for the nine months ended September 30, 2013 reflect the $19.3 million of net proceeds received from the sale of CPOS. The amount of cash used in investing activities during the nine months ended September 30, 2013 included $14.5 million for the investment in Leaf and during the nine months ended September 30, 2012 included $26.0 million for the acquisition of Lunch Byte.
We made capital expenditures of $36.9 million during the nine months ended September 30, 2013, compared to $25.0 million in the nine months ended September 30, 2012. We continue building our technology infrastructure, primarily for hardware and software needed for the development and expansion of our products and operating platforms. To further develop our technology, we anticipate that these expenditures will continue near current levels.
Cash Flow Used In Financing Activities. Net cash used in financing activities was $34.3 million for the nine months ended September 30, 2013 and $43.5 million for the nine months ended September 30, 2012.

In the nine months ended September 30, 2013 and 2012, we made term loan amortization payments of $15.0 million and $11.3 million, respectively, due under our Term Credit Facility. During the nine months ended September 30, 2012, we paid down $26.0 million on our Revolving Credit Facility. See “— Credit Facilities” for more details.
Cash used in financing activities in the nine months ended September 30, 2013 and 2012 included cash for common stock repurchases. See “— Common Stock Repurchases” for more information on our common stock repurchase authorizations. We used $39.6 million of cash to repurchase 1,250,083 shares of our common stock during the nine months ended September 30, 2013, and $48.2 million of cash to repurchase 1,674,423 shares of our common stock during the nine months ended September 30, 2012.

Cash dividends paid in the nine months ended September 30, 2013 were $7.7 million, compared to cash dividends paid of $7.0 million in the nine months ended September 30, 2012. See “— Dividends on Common Stock” for more information on our common stock dividends. During the nine months ended September 30, 2013 and 2012, employees exercised stock options generating cash proceeds in the aggregate of $10.7 million and $16.8 million, respectively.
Credit Facilities. On October 23, 2013, we entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and certain lenders who are a party to the Credit Agreement. This Credit Agreement replaces our November 2010 Second Amended and Restated Credit Agreement (the "Prior Credit Agreement”). Credit extended under the Credit Agreement is guaranteed by our subsidiaries and is secured by substantially all of our assets and the assets of our subsidiaries.

The Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $350 million (the “Revolving Credit Facility” and together with the Credit Agreement, the "Credit Facilities"), of which up to $35 million may be used for the issuance of letters of credit and up to $35 million is available for swing line loans. The Revolving Credit Facility also provides for, upon the prior approval of the administrative agent, an increase of $150 million to the total revolving commitments for a total commitment under the Revolving Credit Facility of $500 million. The Revolving Credit Facility is available to us on a revolving basis until October 23, 2018. All principal and interest not previously paid on the Revolving Credit Facility will mature and be due and payable on October 23, 2018.
The Credit Agreement and the Prior Credit Agreement contain covenants which include: maintenance of certain leverage and fixed charge coverage ratios; limitations on our indebtedness, liens on our properties and assets, investments in, and loans to other business units, our ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to certain of our subsidiaries. We were in compliance with these covenants as of September 30, 2013 and December 31, 2012 and expect we will remain in compliance with the covenants of the Credit Agreement for at least the next twelve months.

The Prior Credit Agreement provided a term credit facility (the “Term Credit Facility”). The Term Credit Facility required amortization payments in the amount of $5.0 million for each fiscal quarter during the fiscal years ended December 31, 2013 and 2014, and $7.5 million for each fiscal quarter during the period commencing on January 1, 2015 through the Term Credit Facility maturity date on November 24, 2015. All principal and interest not previously paid on the Term Credit Facility were to mature and become due and payable on November 24, 2015.
At September 30, 2013, there was $55.0 million outstanding under the Term Credit Facility and $91.0 million outstanding under the Prior Credit Agreement revolving credit facility (the "Prior Revolving Credit Facility"). These outstanding balances were repaid on October 23, 2013 using new borrowings under the Credit Agreement. At December 31, 2012, we had $70.0 million outstanding under the Term Credit Facility and $82.0 million outstanding under the Prior Revolving Credit Facility.

Common Stock Repurchases. On each of October 21, 2011, July 27, 2012, and November 2, 2012, our Board of Directors authorized the repurchase of up to $50.0 million worth of our outstanding common stock under each authorization. On May 8, 2013, our Board of Directors authorized the repurchase of up to $75.0 million worth of our outstanding common stock. Repurchases under the October 21, 2011 and July 27, 2012 authorizations were completed during the year ended December 31, 2012 and repurchases under the November 2, 2012 authorization were completed during the second quarter ended June 30, 2013. The May 8, 2013 authorization is ongoing. Repurchases under these programs were made through the open market from time to time in accordance with applicable laws and regulations. We intend to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including our Revolving Credit Facility and the proceeds of options exercises. The manner, timing and amount of repurchases, if any, will be determined by management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements. The repurchase program may be modified or discontinued at any time.

	Repurchase Programs by Authorization Date
	October 2011	July 2012	November 2012	May 2013	Total
Activity For the Nine Months Ended September 30, 2013
Shares repurchased	—	—	952,183	297,900	1,250,083
Cost of shares repurchased (in thousands)	—	—	$29,813	$10,407	$40,220
Average cost per share	—	—	$31.31	$34.93	$32.17
Remaining authorization (in thousands)	—	—	—	$64,593	$64,593

Activity For the Nine months Ended September 30, 2012
Shares repurchased	1,157,440	516,983	—	—	1,674,423
Cost of shares repurchased (in thousands)	$33,172	$16,044	—	—	$49,216
Average cost per share	$28.66	$31.03	—	—	$29.39

Activity For the Year Ended December 31, 2012
Shares repurchased	1,157,440	1,760,804	715,800	—	3,634,044
Cost of shares repurchased (in thousands)	$33,172	$50,000	$20,187	—	$103,359
Average cost per share	$28.66	$28.40	$28.20	—	$28.44

Dividends on Common Stock. The following table summarizes quarterly cash dividends declared and paid on our common stock during 2013 and 2012:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Nine Months Ended September 30, 2013
February 7, 2013	March 4, 2013	March 15, 2013	$0.07
April 30, 2013	May 24, 2013	June 15, 2013	$0.07
July 30, 2013	August 23, 2013	September 13, 2013	$0.07

Twelve Months Ended December 31, 2012
February 8, 2012	March 2, 2012	March 15, 2012	$0.06
May 1, 2012	May 24, 2012	June 15, 2012	$0.06
July 27, 2012	August 24, 2012	September 14, 2012	$0.06
November 1, 2012	November 23, 2012	December 14, 2012	$0.06

On October 29, 2013, our Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, payable on December 13, 2013 to stockholders of record as of November 22, 2013.

Contractual Obligations. The card networks generally allow chargebacks up to four months after the later of (1) the date the transaction is processed, or (2) the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we must do so. As the majority of our SME transactions involve the delivery of the product or service at the time of the transaction, a good basis to estimate our exposure to chargebacks is the last four months' bankcard processing volume on our SME portfolio, which was $26.0 billion for the four months ended September 30, 2013 and $23.5 billion for the four months ended December 31, 2012. However, during the four months ended September 30, 2013 and December 31, 2012, we were presented with $11.9 million and $11.8 million, respectively, of chargebacks by issuing banks. In the nine months ended September 30, 2013 and the year ended December 31, 2012, we incurred merchant credit losses of $2.4 million and $2.0 million, respectively, on total SME bankcard dollar volumes processed of $56.2 billion and $71.7 billion, respectively. These credit losses are included in processing and servicing expense in our Consolidated Statement of Income.

The following table reflects our significant contractual obligations as of September 30, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$14,800	$7,071	$7,729	$—	$—
Telecommunications providers	15,534	5,287	6,751	3,496	—
Facility and equipment leases	39,349	10,813	13,630	6,634	8,272
Term Credit Facility (b)	55,000	20,000	35,000	—	—
	$124,683	$43,171	$63,110	$10,130	$8,272

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

(b)
Interest rates on the Term Credit Facility are variable in nature; however, in January 2011 we entered into fixed-pay amortizing interest rate swaps having a remaining notional amount of $27.5 million. If interest rates were to remain at the September 30, 2013 level, we would make interest payments of $1.6 million in the next 1 year and $0.8 million in the next 1 to 3 years or a total of $2.4 million including net settlements on the fixed-pay amortizing interest rate swaps. In addition, we had $91.0 million outstanding under our Prior Revolving Credit Facility at September 30, 2013.

Unrecognized Tax Benefits. At September 30, 2013, we had gross tax-effected unrecognized tax benefits of approximately $4.3 million. As of September 30, 2013 we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

Legal and Regulatory Considerations
Except as disclosed in “Legal Proceedings” of Part II of this Quarterly Report on Form 10-Q, there were no material developments that occurred since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 in the proceedings reported under Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2012, nor are we aware of any other material legal proceedings initiated against us during such time.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our primary market risk exposure is to changes in interest rates.

We have interest rate risk related to our payable to our sponsor banks. Within our amount payable to our sponsor banks are balances which our sponsor banks have advanced to our SME merchants for interchange fees. Historically, these advances to our SME merchants were funded first with our available cash, then by incurring a payable to our sponsor banks when that cash had been expended. Beginning in the fourth quarter of 2012, these merchant advances are first funded from settlement cash received from bankcard networks when receipt of that settlement cash precedes the funding obligation to the SME merchant. At September 30, 2013, no merchant advances were funded from payables to our sponsor banks. During the quarter ended September 30, 2013, the average daily interest-bearing balance of that payable was approximately $2.2 million. A hypothetical 100 basis point change in short-term interest rates applied to our average payable to sponsor banks would result in a change of approximately $22,000 in annual pre-tax income.

We also incur interest rate risk on borrowings under our Prior Credit Agreement. The Prior Credit Agreement provided for a Prior Revolving Credit Facility of $140.0 million and a Term Credit Facility of $100.0 million. At September 30, 2013, there was $55.0 million outstanding under the Term Credit Facility and $91.0 million outstanding under the Prior Revolving Credit Facility. The Term Credit Facility required amortization payments in the amount of $3.75 million for each fiscal quarter during the fiscal years ended December 31, 2011 and 2012, and requires $5.0 million for each fiscal quarter during the fiscal years ended December 31, 2013 and 2014, and $7.5 million for each fiscal quarter during the period commencing on January 1, 2015 through the maturity date on November 24, 2015. Under the terms of the Prior Credit Agreement, we could borrow, at our option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1%, in each case plus a margin determined by our current leverage ratio. In January 2011, we entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50.0 million on the variable rate debt outstanding under the Term Credit Facility. These interest rate swaps convert that initial notional amount to fixed rate. At September 30, 2013, the remaining notional amount of these interest rate swaps was $27.5 million. The impact which a hypothetical 100 basis point increase in short-term interest rates would have on our outstanding September 30, 2013 balances under the Prior Credit Agreement would be a decline of approximately $1.2 million in annual pre-tax income, including the effect from interest rate swaps.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities within three years. At September 30, 2013, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $79,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $17,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $79,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $17,000.

Office Facilities
At September 30, 2013, we owned one facility and leased twenty five facilities which we use for operational, sales and administrative purposes.
Our principal executive offices are located in approximately 9,300 square feet of leased office space on Nassau
Street in Princeton, New Jersey. The Nassau Street lease expires in June 2023. We own 35 acres of land in Jeffersonville, Indiana, on which we constructed our credit card operations and service center. On October 4, 2013, we purchased an additional 19 acres of land in Jeffersonville, Indiana which will be used for future expansion of our existing service center. This state-of-the-art facility is comprised of 238,000 square feet of space supporting customer service, operations, deployment, day care, fitness, cafeteria, and large company meetings.

We also leased the following facilities as of September 30, 2013:

Location	Square Feet	Expiration
Alpharetta, Georgia	11,484	May 31, 2016
Auburn, Alabama	8,035	May 15, 2016
Chattanooga, Tennessee	9,461	June 30, 2014
Cleveland, Ohio	41,595	June 30, 2019
Colorado Springs, Colorado	9,920	February 28, 2015
Coraopolis, Pennsylvania	8,186	August 31, 2014
Coraopolis, Pennsylvania	41,556	July 31, 2016
Edmond, Oklahoma	3,038	January 31, 2015
Edmond, Oklahoma	2,932	August 31, 2018
Harlan, Kentucky	5,000	May 25, 2014
Johnson City, Tennessee	5,252	April 17, 2014
Plano, Texas	26,020	January 31, 2015
Plano, Texas	53,976	May 31, 2015 for 26,988 square feet. January 14, 2019 for 26,988 square feet.
Pleasanton, California	3,306	July 31, 2015
Portland, Oregon	10,838	December 31, 2016
Rochester, New York	18,000	June 30, 2023
Rochester, New York	9,450	Month to Month
Rochester, New York	12,708	November 30, 2018
Santa Ana, California	6,186	June 30, 2014
Tempe, Arizona	14,315	September 30, 2014
Tempe, Arizona	2,500	September 30, 2014
West Windsor Township, New Jersey	5,288	October 18, 2013
West Windsor Township, New Jersey	4,886	October 18, 2013
West Windsor Township, New Jersey	22,414	August 31, 2023
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
Changes in Internal Controls
During the quarter ended September 30, 2013, there was no change in our internal controls over financial reporting (as defined in Rule 13 a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The following is a description of material developments that occurred during the quarter ended September 30, 2013 in legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

On June 10, 2009, the Judicial Panel on Multidistrict Litigation entered an order centralizing the class action cases for pre-trial proceedings before the United States District Court for the Southern District of Texas, under the caption In re Heartland Payment Systems, Inc. Customer Data Security Breach Litigation, MDL No. 2046, 4:09-md-2046. On August 24, 2009, the court appointed interim co-lead and liaison counsel for the financial institutions.

On September 23, 2009, the financial institution plaintiffs filed a Master Complaint in the MDL proceedings, which we moved to dismiss on October 23, 2009. On December 1, 2011, the Court entered an order granting in part our motion to dismiss the financial institution plaintiffs' master complaint against us, but allowing the plaintiffs leave to amend to re-plead certain claims. Plaintiffs elected not to file an amended complaint. The parties then jointly moved for the entry of final judgment on those claims in the master complaint that the Court had dismissed. On August 16, 2012, the Court entered final judgment on the dismissed claims and, on September 17, 2012, Plaintiffs filed a notice of appeal from that final judgment to the United States Court of Appeals for the Fifth Circuit. On September 12, 2012, Plaintiffs stipulated to dismissal with prejudice of the remaining claims pending before the District Court. Briefing on Plaintiffs' appeal was complete on February 8, 2013. On September 3, 2013, the United States Court of Appeals for the Fifth Circuit reversed the District Court, holding that the economic loss doctrine under New Jersey law does not preclude the financial institution plaintiffs’ negligence claim at the motion to dismiss stage, but declined to address in the first instance the Company's other arguments for affirming the District Court. The Fifth Circuit remanded to the District Court for further proceedings.

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
(b) None
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On each of October 21, 2011, July 27, 2012, and November 2, 2012, our Board of Directors authorized the repurchase of up to $50 million worth of our outstanding common stock under each authorization. On May 8, 2013, our Board of Directors authorized the repurchase of up to $75 million worth of our outstanding common stock. Repurchases under the October 21, 2011 and July 27, 2012 authorizations were completed during the year ended December 31, 2012 and repurchases under the November 2, 2012 authorization were completed during the second quarter ended June 30, 2013. The May 8, 2013 authorization is ongoing. Repurchases under these programs were made through the open market, or in privately negotiated transactions, from time to time in accordance with applicable laws and regulations. We intend to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including the proceeds of options exercises. The manner, timing and amount of repurchases, if any, will be determined by management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements. The repurchase program may be modified or discontinued at any time. At September 30, 2013, we had remaining authorization to repurchase up to $64.6 million worth of our common stock.

See "— PART I. FINANCIAL INFORMATION — Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Common Stock Repurchases" for a summary of the Company's repurchase activity under these authorizations.

The following table presents information with respect to those purchases of our common stock made during the three months ended September 30, 2013:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
				(In thousands)
July 1— 31, 2013	—	$—	—	$70,596
August 1— 31, 2013	42,000	37.43	42,000	69,024
September 1 — 30, 2013	116,100	38.17	116,100	64,592
Total	158,100	$37.98	158,100	64,592

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

10.1
Second Amendment to Uncommitted Revolving Line of Credit Agreement, dated as of October 17, 2013, by and among Heartland Payment Systems, Inc., a Delaware corporation, the Guarantors party thereto, and Wells Fargo Bank, National Association, in its capacity as lender and as sponsor bank. (Incorporated by reference to Exhibit 10.1 to the Regristrant's Current Report on Form 8-k filed on October 23, 2013).

10.2
Credit Agreement dated October 23, 2013, among Heartland Payment Systems, Inc., the lenders party to the Credit Agreement from time to time, Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, SunTrust Bank and KeyBank National Association, as joint syndication agents, Wells Fargo Bank, National Association, as documentation agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and KeyBanc Capital Markets, as joint lead arranges and joint book managers. (Incorporated by reference to Exhibit 10.1 to the Regristrant's Current Report Form 8-K filed on October 29, 2013).

10.3
Intercreditor Agreement dated October 23, 2013 by and among Hearland Payment Systems, Inc. , as borrower, Wells Fargo, as sponsor, and Bank of America, N.A., as bank group administrative agent. (Incorporated by reference to Exhibit 10.2 to the Regristrant's Current Report Form 8-K filed on October 29, 2013).

10.4
Collateral Agreement dated October 23, 2013, among Heartland Payment Systems, Inc. certain of its subsidiaries as guarantors and , Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Regristrant's Current Report Form 8-K filed on October 29, 2013).

10.5
Subsidiary Guaranty dated October 23, 2013, among certain of Heartland Payment Systems, Inc subsidiaries as gurantors and Bank of America, N.A. (Incorporated by reference Exhibit 10.4 to the Regristrant's Current Report Form 8-K filed on October 29, 2013).

10.6
ISDA Amendment dated October 23, 2013, among Heartland Payment Systems, Inc. and Bank of America, N.A. (Incorporated by reference Exhibit 10.5 to the Regristrant's Current Report Form 8-K filed on October 29, 2013).

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

*101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income and Comprehensive Income; (ii) The Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flow; (iv) the Consolidated Statements of Equity; and (v) the Notes to the Consolidated Financial Statements.

______________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 6, 2013

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

By:	/S/ ROBERT O. CARR
Robert O. Carr
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Robert H.B. Baldwin, Jr.
Robert H.B. Baldwin, Jr.
Vice Chairman and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Second Amendment to Uncommitted Revolving Line of Credit Agreement, dated as of October 17, 2013, by and among Heartland Payment Systems, Inc., a Delaware corporation, the Guarantors party thereto, and Wells Fargo Bank, National Association, in its capacity as lender and as sponsor bank. (Incorporated by reference to Exhibit 10.1 to the Regristrant's Current Report on Form 8-k filed on October 23, 2013).

10.2
Credit Agreement dated October 23, 2013, among Heartland Payment Systems, Inc., the lenders party to the Credit Agreement from time to time, Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, SunTrust Bank and KeyBank National Association, as joint syndication agents, Wells Fargo Bank, National Association, as documentation agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and KeyBanc Capital Markets, as joint lead arranges and joint book managers. (Incorporated by reference to Exhibit 10.1 to the Regristrant's Current Report Form 8-K filed on October 29, 2013).

10.3
Intercreditor Agreement dated October 23, 2013 by and among Hearland Payment Systems, Inc. , as borrower, Wells Fargo, as sponsor, and Bank of America, N.A., as bank group administrative agent. (Incorporated by reference to Exhibit 10.2 to the Regristrant's Current Report Form 8-K filed on October 29, 2013).

10.4
Collateral Agreement dated October 23, 2013, among Heartland Payment Systems, Inc. certain of its subsidiaries as guarantors and , Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Regristrant's Current Report Form 8-K filed on October 29, 2013).

10.5
Subsidiary Guaranty dated October 23, 2013, among certain of Heartland Payment Systems, Inc subsidiaries as gurantors and Bank of America, N.A. (Incorporated by reference Exhibit 10.4 to the Regristrant's Current Report Form 8-K filed on October 29, 2013).

10.6
ISDA Amendment dated October 23, 2013, among Heartland Payment Systems, Inc. and Bank of America, N.A. (Incorporated by reference Exhibit 10.5 to the Regristrant's Current Report Form 8-K filed on October 29, 2013).

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

*101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income and Comprehensive Income; (ii) The Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flow; (iv) the Consolidated Statements of Equity; and (v) the Notes to the Consolidated Financial Statements.

_____________________

*	Filed herewith.