Form 10-K
period 2013-12-31
HEARTLAND PAYMENT SYSTEMS INC
filed 2014-02-28
CIK 1144354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 30, 2013 was approximately $1.3 billion.
As of February 24, 2014, there were 36,701,106 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2014 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K for fiscal year ended December 31, 2013.

Heartland Payment Systems, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2013

FORWARD LOOKING STATEMENTS

Unless the context requires otherwise, references in this report to “the Company,” “we,” “us,” and “our” refer to
Heartland Payment Systems, Inc. and our subsidiaries.

Some of the information in this Annual Report on Form 10-K may contain forward‑looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, financial condition and prospects, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “anticipate,” “believe,” "estimate," “expect,” “intend,” “plan,” "predict," "will be," "will continue" or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. You should understand that many important factors, in addition to those discussed elsewhere in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Certain of these factors are described in Item 1A. Risk Factors and include, without limitation, unauthorized disclosure of user data through breaches of our computer systems or otherwise, our competitive environment, the business cycles and credit risks of our merchants, chargeback liability, merchant attrition, problems with our sponsor banks, our relationships with third-party bankcard payment processors, our inability to pass increased interchange fees, assessments, and transaction fees along to our merchants, economic conditions, systems failures and government regulation.

PART I.
ITEM 1. BUSINESS

Overview of Our Company

Heartland Payment Systems, Inc.
90 Nassau Street, Princeton, NJ 08542
(609) 683-3831

Our primary business is to provide Card Payment Processing services to merchants throughout the United States. This involves providing end-to-end electronic payment processing services to merchants by facilitating the exchange of information and funds between them and cardholders' financial institutions. To accomplish this, we undertake merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support, and risk management. We also sell and rent point-of-sale devices. Our card-accepting customers primarily fall into two categories: small and mid-sized merchants (referred to as "Small and Midsized Enterprises," or “SME merchants”) and Network Services merchants, which are predominately petroleum industry merchants of all sizes (referred to as “Network Services merchants”).
We provide additional services in our other business segments such as:

•	School nutrition, point-of-sale solutions, and associated payment solutions, including online prepayment solutions, to K-12 schools through Heartland School Solutions,

•	Full-service Payroll Processing and related tax filing services, through Heartland Ovation Payroll,

•	Payment processing, higher education loan services and open- and closed-loop payment solutions to colleges and universities through Campus Solutions,

•	Prepaid and stored-value card solutions through Micropayments, and marketing solutions including loyalty and gift cards which we provide through Heartland Marketing Solutions.

We were incorporated in June 2000, in the state of Delaware. As of December 31, 2013, we employed 3,184 full- and part-time personnel, including 951 sales professionals, 722 customer service, risk management, financial and operations support and underwriting employees, 458 systems and technology employees, 328 Heartland Ovation Payroll employees, 204 Heartland School Solutions employees, 195 Campus Solutions employees, 250 accounting and administration employees, 31 Micropayments employees and 45 Leaf employees (which were part of our acquisition of Leaf Holdings, Inc, further discussed below). Our sales professionals include 844 Relationship Managers and Territory Managers and 58 Senior Product Advisors, primarily payroll specialists. None of our employees are represented by a labor union, and we have experienced no work stoppages. We consider our employee relations to be good.
General Business Developments
Acquisitions
On September 11, 2013, we purchased 66.67% of the outstanding capital stock of Leaf Holdings, Inc. (“Leaf”) for a $14.5 million cash payment. Leaf provides us with a cloud-based, software-as-a-service (SaaS), Point-of-Sale (POS) system to deliver an open-architecture platform supporting numerous vertical-specific business applications. Leaf products provide a mobile payment platform built for local commerce helping retail stores, restaurants, and other local merchants improve the speed and ease of checkout and offering easy-to-use business management, analytics, and customer engagement. Leaf is currently included in our core Card Payment Processing business.
On December 31, 2012, we purchased for a $44.2 million cash payment the stock of Ovation Payroll, Inc. (“Ovation”). The acquisition expanded our existing payroll processing business. Ovation provides payroll processing, payroll tax preparation, Internet payroll reporting, and direct deposit to over 10,000 clients in 48 states. With this acquisition the Company added scale to its HOP payroll platform (formerly PlusOne Payroll), leveraging operating costs, and also added management, a new specialized payroll sales approach, an affinity partner referral network and enhanced product and servicing capabilities.
On December 14, 2012, we purchased for a $37.6 million cash payment the stock of Educational Computer Systems, Inc. (“ECSI”) and net assets of related entities. The acquisition expanded our Campus Solutions business. ECSI supports the entire life cycle of higher education and post-graduation school/student services, including student loan payment processing, electronic billing and payment, default solutions, refund services, tuition payment plans, tax document services, and business outsourcing to more than 1,800 colleges and universities nationwide. With this acquisition, our Campus Solutions business gained ECSI’s client portfolio, boosting its number of higher education clients to more than 2,000 colleges and universities throughout North America.
On June 29, 2012, we purchased for a $26.0 million cash payment the net assets of Lunch Byte Systems, Inc. (a.k.a. "Nutrikids"). This acquisition added approximately 10,000 schools to our Heartland School Solutions business providing school nutrition, point-of-sale solutions, and associated payment solutions.
Divestiture
In the fourth quarter of 2012, we, along with the 30% non-controlling shareholders of Collective Point of Sale, Ltd. (“CPOS”), entered into an agreement to sell CPOS to a third party. CPOS, which operates as a provider of payment processing services in Canada, was not a significant subsidiary and we have no continuing involvement in its operations. After receiving regulatory approval, the buyer settled this sale on January 31, 2013. The total sales price was $30.3 million in cash including net working capital, of which we received $20.9 million for our 70% ownership position. During the first quarter of 2013, we recorded a gain on sale of $3.8 million, net of income taxes of $2.1 million. This gain and prior period earnings are reported as income from discontinued operations in our consolidated statements of income.
Business Segment Overview

Card Payment Processing
Performance Update
At December 31, 2013, we provided card payment processing services to 166,697 active SME merchants located across the United States. This compares to 169,994 active SME merchants at December 31, 2012. At December 31, 2013, we provided card payment processing services to 1,024 Network Services merchants with approximately 42,669 locations, compared to 396 Network Services merchants with approximately 47,064 locations at December 31, 2012.
Our total card processing volume for the year ended December 31, 2013 was $102.3 billion, a 2.0% increase from the $100.4 billion processed during the year ended December 31, 2012. Our 2013 SME card processing volume was $74.6 billion, a 4.0% increase over $71.7 billion in 2012. Total card processing volume for 2013 includes $27.7 billion of settled volume for Network Services merchants, compared to $27.9 billion for 2012.
In addition to settling card transactions, Network Services processes a wide range of payment transactions for its predominantly petroleum customer base, including providing 2.3 billion transaction authorizations (primarily for Visa and MasterCard) through its front-end card processing systems in 2013.
According to The Nilson Report, in 2012 we were the 5th largest merchant acquirer in the United States ranked by transaction count and the 9th largest merchant acquirer by processed dollar volume, which consisted of Visa, MasterCard, and Discover signature debit cards, and Plus, Nyce, Pulse, STAR, ACCEL/Exchange and other PIN-based debit cards, in addition to Visa, American Express, MasterCard, Discover, Diners Club, Union Pay, and JCB credit cards. These rankings represented 3.3 billion transactions and 4.5% of the total U.S. bankcard processing market, respectively.
Business Structure
Our Card Payment Processing revenue from SME merchants and Network Services merchants is recurring in nature. We typically enter into three-year service contracts with our SME merchants and three-to-five-year agreements with Network Services merchants.
Most of our SME revenue is from fees for processing transactions, which are primarily a combination of a percentage of the dollar amount of each card transaction we process plus a flat fee per transaction. We make mandatory payments of interchange fees to card issuing banks through card networks and dues, assessments and transaction authorization fees to Visa, MasterCard and Discover, and we retain the remainder as net revenue. For example, in a transaction using a Visa or MasterCard credit card, the allocation of funds resulting from a $100 transaction follows.

In contrast, our processing revenues from Network Services merchants generally consist of a flat fee per transaction and thus revenues are driven primarily by the number of transactions we process (whether settled, or only authorized), not card processing volume.
We also provide card processing services for DFS Services, LLC ("Discover") and American Express Travel Related Services Company, Inc. ("American Express").
Our Merchant Base
We have developed significant expertise in industries that we believe present relatively low risks as the customers are generally present and the products or services are generally delivered at the time the transaction is processed. These include:

•	Restaurants

•	Brick and mortar retailers

•	Hotel and lodging

•	Automotive sales and repair shops

•	Convenience and liquor stores

•	Professional service providers

•	Gas stations

Generally, we define SME merchants as generating annual Visa and MasterCard card processing volume between $50,000 and $5,000,000. However, with the added functionality and cost benefits that our in-house processing platforms afford us, we also market to merchants with annual processing volume above $5,000,000.
The following table summarizes our SME processing volume by merchant category for the month of December 2013, compared to the months of December 2012 and December 2011.

	Month of December
	2013	2012	2011
Restaurants	34.6%	36.0%	34.8%
Retail	17.5%	18.0%	18.2%
Convenience, Fast Food & Liquor	12.3%	11.2%	10.9%
Automotive	6.4%	6.5%	7.5%
Professional Services	7.1%	7.3%	7.1%
Lodging	4.8%	4.5%	4.3%
Petroleum	1.8%	1.9%	1.9%
Other	15.5%	14.6%	15.3%
Total SME processing volume        $5.9 billion $5.7 billion $5.6 billion

No single SME merchant accounted for more than 0.81% of our total SME Visa and MasterCard card processing volume in 2013, and during 2013, our top 25 SME merchants represented only 3.54% of our SME Visa and MasterCard card processing volume and 2.93% of our SME Visa and MasterCard gross processing revenue.

In December 2013, SME merchants located in the following states represented the following percentages of our SME card processing volume: California represented 9.6%, Texas represented 6.6%, New York represented 4.8%, Florida represented 4.7%, and Pennsylvania represented 4.2%, respectively . No other state represented more than 4% of our total SME card processing volume. Our geographic concentration tends to reflect the states with the highest economic activity, as well as certain states where we have historically maintained a stronger sales force. This merchant and geographic diversification makes us less sensitive to changing economic conditions in any particular industry or region. We believe that the loss of any single SME merchant would not have a material adverse effect on our financial condition or results of operations.
Payment Processing Platforms
We have developed a number of proprietary payment processing systems to increase our operating efficiencies and customize our product offerings. These include:

•
HPS Exchange, VAPS and NWS, our internal front-end authorization systems, provide authorization and data capture services that distribute processing and merchant data to card networks, merchants, and our sales force and customer service staff. These systems provide us greater control of the electronic transaction process, allow us to offer our merchants a differentiated product offering, and offer economies of scale that we expect will increase our long-term profitability.

HPS Exchange, VAPS and NWS enable us to provide more customized solutions to merchants that demand customized front-end solutions and take advantage of new terminal hardware platforms and technology like our End-to-End Encryption solution (known as "E3"), as well as near field communication ("NFC") and Europay, MasterCard and Visa (“EMV”) authentication standards. HPS Exchange, VAPS and NWS offer our merchants authorization and capture services in multiple industry verticals to a variety of point-of-sale systems including legacy terminals, petroleum pumps, middleware technologies, PC-integrated POS systems and a web-based virtual terminals. In addition, HPS Exchange, VAPS and NWS offer third-party point-of-sale developers multiple protocols to meet their needs for integration.

During 2013, approximately 96% of the transactions of our SME merchants were processed on HPS Exchange, and 96% of all merchant accounts established in 2013 were placed on the system. During 2013, 100% of the transactions for our Network Services merchants were processed on VAPS or NWS.

•
Passport, our internally-developed back-end processing system, provides one settlement platform for SME merchants and Network Services merchants, providing value-added features such as Optimized Funding, multi-bank Next Day Funding, automated dispute resolution, advanced interchange management and single portal integration via InfoCentral. In addition, Passport generates significant cost savings and allows us greater economies of scale, by replacing third party processors' per-transaction charges with more of a fixed-cost structure. This structure allows per-transaction savings as increasing numbers of transactions are processed on Passport. In addition, Passport provides us the opportunity to offer our merchants significantly greater amounts of information regarding their processing characteristics, in more usable formats, and to offer our services to larger merchants. At December 31, 2013 and 2012, substantially all of our SME merchants were processing on Passport, and all of our Network Services settlement merchants were on Passport.

Security, Disaster Recovery and Back-up Systems
In the course of our operations, we compile and maintain a large database of information relating to our merchants and their transactions, and large amounts of card information cross our network as we authorize transactions. We have placed significant emphasis on maintaining a high level of security in order to attempt to protect the information of our merchants and their customers. We maintain current updates of network and operating system security releases and virus definitions, and have engaged a third party to regularly test our systems for vulnerability to unauthorized access. Further, we encrypt the cardholder numbers and merchant data that are stored in our databases using the strongest commercially available encryption methods.
Our internal network configuration provides multiple layers of security to isolate our databases from unauthorized access and implements detailed security rules to limit access to all critical systems.
Visa, STAR, NYCE and other debit card networks have established security guidelines for PIN-based debit transaction processing that is based upon ANSI standards that are published as the “ASC X9 TG-3 PIN Security Compliance Guideline.” We have a regularly scheduled Security Review of our Key Management Procedures against this standard that is performed by an external auditor.

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
Sponsor Banks
Because we are not a ''member bank'' as defined by Visa and MasterCard, in order to process and settle these bankcard transactions for our merchants, we have entered into sponsorship agreements with member banks. Visa and MasterCard rules restrict us from performing funds settlement or accessing merchant settlement funds and require that these funds be in the possession of the member bank until the merchant is funded.
A sponsorship agreement permits us to route Visa and MasterCard bankcard transactions under the member bank's control and identification numbers to clear credit and signature debit bankcard transactions through Visa and MasterCard. A sponsorship agreement also enables us to settle funds between cardholders and merchants by delivering funding files to the member bank, which in turn transfers settlement funds to the merchants' bank accounts. These restrictions place the settlement assets and liabilities under the control of the member bank.
The sponsorship agreements with the member banks require, among other things, that we abide by the bylaws and regulations of the Visa and MasterCard networks. If we were to breach a sponsorship agreement, the sponsor banks can terminate the agreement and, under the terms of the agreement, we would have 180 days to identify an alternative sponsor bank. As of December 31, 2013, we have not been notified of any such issues by our sponsor banks, Visa or MasterCard.
At December 31, 2013, we were party to three bank sponsorship agreements.

•
Our primary sponsor bank for SME merchant processing is Wells Fargo Bank, N.A. (“Wells Fargo”). Either Wells Fargo or we can terminate the agreement if the other party materially breaches the agreement, including non-payment of fees due for processing our monthly settlement of transactions. The agreement may also be terminated if the other party files for or enters bankruptcy, if either party is required to discontinue performing its services under the agreement based upon a final order of a state or federal court or regulatory body or if there is a change in the majority ownership of the other party. Wells Fargo may terminate the agreement with us if we breach the by-laws and regulations of Visa or MasterCard, if either our registration or Wells Fargo's membership with Visa or MasterCard terminates, if any federal or state regulatory authority requests that the agreement be terminated or that Wells Fargo terminate its services or if applicable laws or regulations change to prevent Wells Fargo from performing its services under the agreement. Upon termination of the agreement for any reason, we will have 180 days to convert to another sponsor bank. The agreement, which we entered into with Wells Fargo on February 8, 2012, expires on February 8, 2016 and will automatically renew for successive three-year periods unless either party provides six months' prior written notice of non-renewal to the other party. The sponsorship agreements we have with our other two sponsor banks involve substantially the same terms as apply with Wells Fargo.

•
In November 2009, we entered into a sponsorship agreement with The Bancorp Bank ("TBB") to sponsor processing for our Network Services merchants. The agreement with TBB expires in February 2015 and will automatically renew for successive one-year periods unless either party provides six months written notice of non-renewal to the other party.

On October 1, 2013, we transfered sponsorship and processing for a portfolio of SME merchants from Heartland Bank to TBB. We were party to a prior sponsorship agreement with Heartland Bank, an unrelated third party, to sponsor SME merchant processing. In March 2013, we notified Heartland Bank of our intention to terminate the sponsorship agreement and made arrangements for continuing sponsorship with TBB under the terms of the November 2009 sponsorship agreement.

•
On March 24, 2011, we entered into a sponsorship agreement with Barclays Bank Delaware to sponsor processing for certain of our Network Services merchants. The agreement with Barclays Bank Delaware expires in March 2016 and will automatically renew for successive one-year periods unless either party provides six months written notice of non-renewal to the other.

Following is a breakout of our total Visa and MasterCard settled card processing volume for the month of December 2013 by percentage processed under our individual bank sponsorship agreements:

Sponsor Bank	% of December 2013 Card Processing Volume
Wells Fargo Bank, N.A.	67%
The Bancorp Bank	22%
Barclays Bank Delaware	11%

Customer Acquisition
Unlike many of our competitors who rely on Independent Sales Organizations or salaried salespeople and telemarketers, we have built a direct, commission-based sales force. Our sales model divides the United States into six primary markets overseen by Executive Directors of Business Development. These Executive Directors are responsible for hiring Relationship Managers and increasing the sales of our products in their markets.
As of December 31, 2013, we employed 844 Relationship Managers and Territory Managers in 50 states plus the District of Columbia. This compares to a Relationship Manager and Territory Manager count of 739 at December 31, 2012. In addition, as of December 31, 2013, we employed an additional 58 Senior Product Advisors ("SPAs"), primarily payroll specialists, who have augmented our generalist sales force.
We designed our sales force compensation structure to motivate our Relationship Managers to establish profitable long-term relationships with low-risk merchants and create a predictable and recurring revenue stream. Compensation for Relationship Managers is entirely commission-based, with commissions paid as a percentage of the financial value of new merchant accounts installed, which is measured in terms of the annual gross margin we estimate we will receive from the merchant accounts installed. This is calculated by deducting the cost of processing (on a per-transaction basis) and servicing (measured in dollars per month) from the expected first-year net revenue the account is expected to generate.
The Relationship Manager will be paid a signing bonus equal to 50% of the first 12 months' estimated gross margin. The Relationship Manager will also receive, beginning the month installed, 15% of the gross margin generated from the merchant each month as residual commissions for as long as the merchant remains our customer.
In addition, the Division Manager will receive an amount equal to 25% of the amount paid to the Relationship Manager (split with a Territory Manager, if one exists for the account). The Executive Director will receive an amount equal to 25% of the amount paid to the Division Manager. For example, if a merchant account has $1,000 of estimated annual gross margin for the first twelve months and estimated monthly gross margin of $83.33, our sales force would be compensated as follows:

Signing Bonus:
Estimated gross margin for first 12 months	$1,000
Signing bonus paid to:
Relationship Manager	$500	50.0%
Division Manager (plus Territory Manager)	$125	12.5%
Executive Director	$31	3.13%

Residual Commission:
Estimated monthly gross margin	$83.33
Monthly residual commission paid to:
Relationship Manager	$12.50	15.0%
Division Manager (plus Territory Manager)	$3.12	3.75%
Executive Director	$0.78	0.94%

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
•Average potential customer revenue;
•Number of locations to be serviced;
•Underwriting risk; and
•Required technological upgrades.
We have focused significantly on the hospitality industry and, in particular, independent restaurants. The number of independent restaurants to which we provide our products and services was 42,069 as of December 31, 2013.
We have also historically had success in marketing our products and services through relationships with key trade associations, agent banks and value-added resellers.
As of December 31, 2013, we had preferred partner agreements with more than 250 trade associations, approximately 42 percent of which are in the hospitality industry. Of these partnerships, 46 are state restaurant associations and another 44 are state lodging associations. In addition, we are the American Hotel & Lodging Association's and National Restaurant Association's endorsed provider for credit card processing, gift card marketing and payroll services.
In exchange for an association's endorsements and recommendation of our products and services to their members, and upon the installation of a new merchant that is a member of the association, we pay to the trade association a signing bonus and residual commission.
We offer programs to banks across the United States that allow them access to leverage our extensive sales and support teams and other resources. The program provides our partner banks a source to refer their customers for merchant services as well as payroll processing and other electronic payments processing services. We offer on-site sales, training, installation, and on-going service and support to the referred merchants. In exchange for a bank's endorsement of our products and services, we typically pay the bank a monthly residual fee based on the referred merchant's processing volumes or margin. As of December 31, 2013, we provide these services to more than 1,587 banking locations in the United States.
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
Merchant and Transaction Risk Management

We focus our sales efforts on low-risk bankcard merchants and have developed systems and procedures designed to minimize our exposure to potential merchant losses.
We have developed significant expertise in industries that we believe present relatively low risks as the customers are generally present and the products or services are generally delivered at the time the transaction is processed. These industries include restaurants, brick and mortar retailers, convenience and liquor stores, automotive sales and repair shops, gas stations, professional service providers, lodging establishments and others. As of December 31, 2013, approximately 25.2% of our SME merchants were restaurants, approximately 18.7% were brick and mortar retailers, approximately 12.7% were professional service providers, approximately 11.3% were convenience and liquor stores, approximately 7.6% were automotive sales and repair shops, approximately 3.2% were hotel and lodging establishments, and approximately 1.6% were gas stations.
Effective risk management helps us minimize merchant losses for the mutual benefit of our merchants and ourselves. Our risk management procedures also help protect us from fraud perpetrated by our merchants. We believe our knowledge and experience in dealing with attempted fraud has resulted in our development and implementation of effective risk management and fraud prevention systems and procedures for the types of fraud discussed in this section. In 2013, 2012 and 2011, we experienced losses of 0.41 basis points, 0.28 basis points and 0.76 basis points, respectively, of our SME card processing volume.
We employ the following systems and procedures to minimize our exposure to merchant and transaction fraud:
Underwriting. Our sales force sends new applications to their regional service team for scoring and account set up. Higher-risk applications are routed to our credit underwriting department for review and screening. Our underwriting department's review of these applications serves as the basis for our decision whether to accept or reject a merchant account. The review also provides the criteria for establishing cash deposit or letter of credit requirements, processing limits, average transaction amounts and pricing, which assists us in monitoring merchant transactions for those accounts that exceed those pre-determined thresholds. The criteria set by our underwriting department also assist our risk management staff in advising merchants with respect to identifying and avoiding fraudulent transactions. Depending upon their experience level, our underwriting staff has the authority to render judgment on new applications or to take additional actions such as adjusting processing limits supported by prior processing history, analyzing average charge per transaction information or establishing cash deposits/letters of credit, reserves, and delayed funding requirements for new and existing merchants. Our underwriting department prepares accounts that are risk sensitive for our Credit Committee review. The Credit Committee consists of a Manager of Underwriting, Manager of Risk Review, Director of Underwriting and Executive Director of HSC Operations. Merchant accounts that exceed certain committee thresholds are reviewed by either our CEO, Vice Chairman or Chief of Operations. Our sponsor banks also review and approve our merchant underwriting policies and procedures to ensure compliance with Visa and MasterCard operating rules and regulations.
Merchant Monitoring. We employ several levels of merchant account monitoring to help us identify suspicious transactions and trends. Daily merchant activity is sorted into a number of customized reports by our systems. Our risk management team reviews any unusual activity highlighted by these reports, such as larger than normal transactions or credits, and monitors other parameters that are helpful in identifying suspicious activity. We have daily windows to decide if any transactions should be held for further review, which provides us time to interview a merchant or issuing bank to determine the validity of suspicious transactions. We have also developed a fraud management system for HPS Exchange that is fully integrated with our internal customer relationship management software and has detailed review capabilities to further streamline our monitoring of those transactions. We also place merchants who require special monitoring on alert status and have engaged a web crawling solution that scans all merchant websites for content and integrity.
Investigation and Loss Prevention.  If a merchant exceeds any parameters established by our underwriting and/or risk management staff or violates regulations established by the applicable bankcard network or the terms of our merchant agreement, one of our investigators will identify the incident and take appropriate action to reduce our exposure to loss and the exposure of our merchant. This action may include requesting additional transaction information, withholding or diverting funds, verifying delivery of merchandise or even deactivating the merchant account. Additionally, Relationship Managers may be instructed to retrieve equipment owned by us.
Collateral. We require some of our merchants to establish cash deposits or letters of credit that we use to offset against liabilities we may incur. We hold such cash deposits or letters of credit for as long as we are exposed to a loss resulting from a merchant's payment processing activity. In addition, we maintain a 5-day delayed deposit policy on transactions processed by our Internet merchants and newly established merchants who have not previously processed bankcards to allow for additional risk monitoring. We also place a “hold” on batches containing questionable transactions, diverting the funds to a separate account pending review. As of December 31, 2013, these cash deposits and delayed and “held” batches totaled approximately $7.7 million.
Industry Overview
    The payment processing industry provides merchants with credit, debit, gift and loyalty card and other payment processing services, along with related information services. The industry continues to grow as a result of wider merchant acceptance, increased consumer use of bankcards and advances in payment processing and telecommunications technology. According to The Nilson Report, total expenditures for all card type transactions by U.S. consumers are expected to grow to $6.0 trillion by 2017, representing a compound annual growth rate of 9.8%. The proliferation of bankcards has made the acceptance of bankcard payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. This increased use of bankcards and prepaid cards, enhanced technology initiatives, efficiencies derived from economies of scale and the availability of more sophisticated products and services to all market segments has resulted in a highly competitive and specialized industry.
The payment processing industry is dominated by a small number of large, fully-integrated payment processors that sell directly to, and handle the processing needs of, the nation's largest merchants. These processors include:

•	First Data Corporation

•	Global Payments Inc.

•	Vantiv, Inc.

•	Chase Paymentech Solutions

•	Bank of America Merchant Services

•	Elavon, Inc.

•	Total Systems Services, Inc.

These integrated processors serve a broad market spectrum from large to small merchants and some provide banking, ATM and other payment-related services and systems in addition to card payment processing. Large national merchants with multiple locations and high volumes of bankcard transactions typically demand and receive the full range of payment processing services at low per-transaction costs.
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
We compete with other providers of payment processing services on the basis of the following factors:
• Sales force effectiveness
• Range of product offering
• Quality of service
• Reliability of service
• Professional association endorsements
• Ability to evaluate, undertake and manage risk
• Speed in approving merchant applications
• Price
• Brand name

Some of our large competitors have substantially greater capital resources than we have and operate as subsidiaries of financial institutions or bank holding companies, which may allow them on a consolidated basis to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct.
Since they are affiliated with financial institutions or banks, these competitors may not incur the costs associated with being sponsored by a bank for registration with card networks and they can settle transactions quickly for the merchants with a deposit account at the bank.
Competitive Advantage
We believe our competitive strengths related to card payment processing, particularly SME, include the following:

•	Large, Experienced, Efficient, Direct Sales Force

We sell and market our SME card payment processing services through a nationwide direct sales force of 844 Relationship Managers and Territory Managers, and 58 Senior Product Advisors who work exclusively for us. Many of our competitors rely on Independent Sales Organizations that often generate merchant accounts for multiple payment processing companies simultaneously. Our sales professionals have local merchant relationships and industry-specific knowledge that allow them to effectively compete for merchants. These relationships are also supported by our customer service and support teams located in our service center.

•	Recurring and Predictable Revenue

We generate recurring revenue in most of our businesses and products. This recurring revenue grows as the number of transactions or dollar volume processed for an SME merchant increases or as we add new SME merchants and as we add transactions or merchants in Network Services. In 2013, approximately 91% of our SME card processing volume came from merchants we installed in 2012 and earlier.

•	Internal Growth

We grow our SME payment processing business exclusively through internal expansion by generating new SME merchant contracts submitted by our own direct sales force. We believe our control of sales, underwriting and servicing both enhances our SME merchant retention and reduces our risks. We also believe that internally generated SME merchant contracts generally are of a higher quality and are more predictable than contracts acquired from third parties, and the costs associated with such contracts generally are lower than the costs associated with contracts acquired from third parties.

•	Strong Position and Substantial Experience in Our Target Markets

As of December 31, 2013, we were providing card payment processing services to 166,697 active SME merchants located across the United States. We believe our understanding of the needs of SME merchants and the risks inherent in doing business with them, combined with our efficient direct sales force, provides us with a competitive advantage over larger service providers that access this market segment indirectly. We also believe that we have a competitive advantage over service providers of a similar or smaller size that may lack our extensive experience and resources, and so do not benefit from the economies of scale that we have achieved.
At December 31, 2013, we also provided card payment processing services to approximately 1,024 Network Services merchants with approximately 42,669 locations. These Network Services merchants are predominately in the petroleum industry. We believe that our understanding of the processing needs of petroleum merchants and the products we offer them provides us with a competitive advantage.

•	Expertise and Focus

Historically, we have focused our sales efforts on SME merchants who have certain key attributes and on industries in which we believe our direct sales model is most effective and the risks associated with card processing are relatively low. These attributes include owners who are typically on location, interact with customers in person, value a local sales and servicing presence and often consult with trade associations and other civic groups to help make purchasing decisions.
To further promote our products and services, we have entered into referral arrangements with various trade associations, with an emphasis on state restaurant and hospitality groups. We believe that these partnerships have enabled us to gain exposure and credibility within the restaurant industry and have provided us with opportunities to market our products to new merchants.
Our historical focus on SME merchants has diversified our merchant portfolio and we believe has reduced the risks associated with revenue concentration. In 2013, no single SME merchant represented more than 0.81% of our total SME Visa and Mastercard processing volume, consistent with prior years.
Our Network Services business has further diversified our total merchant portfolio adding a substantial base of large national merchants, predominately in the petroleum industry.

•	Merchant-centric Culture

We have built a corporate culture and established practices that we believe improve the quality of services and products we provide to our merchants. We developed and endorsed The Merchant Bill of Rights, an advocacy initiative that details ten principles we believe should characterize all merchants' processing relationships. The Merchant Bill of Rights allows our sales team to differentiate our approach to bankcard processing and we believe that a focus on these principles will enhance our merchant relationships. We believe that our culture and practices allow us to maintain strong merchant relationships and differentiate ourselves from our competitors in obtaining new merchants.
Our merchant-centric culture spans from our sales force, which maintains a local market presence to provide rapid, personalized customer service, through our service center, which is segmented into regional teams to optimize responsiveness, and to our technology organization, which has developed a customer management interface and information system that alerts our Relationship Managers to any problems a merchant has reported and provides them with detailed information on the merchants in their portfolio. Additionally, we believe that we are one of the few companies that fully discloses our pricing to merchants. We think this approach contributes substantially to building long-term merchant relationships.

•	Scalable Operating Structure

Our scalable operating structure generally allows us to expand our operations without proportionally increasing our fixed and semi-fixed support costs. In addition, our front-end and back-end card processing technology platforms were designed with the flexibility to support significant growth and drive economies of scale with relatively low incremental costs. Most of our operating costs are related to the number of individuals we employ. We have in the past used, and expect in the future to use, technology to leverage our personnel, which should cause our personnel costs to increase at a lower rate than our card processing volume.

•	Advanced Technology

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
We actively leverage the latest advances in technology to provide the best payments experience for merchants within liability levels that we believe exceed industry norms.
Heartland School Solutions
Heartland School Solutions provides cafeteria point of sale solutions to more than 29,000 schools, making us the largest provider of kindergarten through 12th grade ("K to 12") food-service technology in the nation. In conjunction with this core POS business, approximately 80% of our customer schools actively use Heartland's online prepayment solutions to allow parents to fund accounts for school lunches or other on-campus activities. Parents can opt to establish recurring payments with customized low balance thresholds, make one-time payments, or simply see what their students ate for lunch that day.  With a consistently high annual renewal rate for its POS customers, those platforms serve as a reliable base on which to offer additional value-added products and services. We offer back office management software, hardware, annual technical support, and training to our customer school districts.
Heartland School Solutions has been built through a series of five acquisitions in 2010, 2011 and 2012. On June 29, 2012, Heartland completed its latest K to 12 acquisition of Rochester, NY based Nutrikids, Inc. Following the acquisitions, we focused on merging the management and operational structures of the five acquired businesses that make up the School Solutions group. The more than 200 combined School Solutions professionals now operate under a single management structure and go-to-market strategy. While continuing to maintain certain legacy POS platforms for the foreseeable future, we combined all online prepayment activity into two platforms: MySchoolBucks and MyLunchMoney. Together these two systems have more than 4 million registered users. During 2013, we made a significant investment in our consumer-focused marketing strategy in order to encourage more widespread adoption of our online payments products, which resulted in organic growth of total volume by 16% between 2012 and 2013. Revenues for Heartland School Solutions were $50.5 million, $36.6 million, and $11.2 million, respectively, in 2013, 2012, and 2011.
The K to 12 food service technology industry is competitive, with our largest competitor being Horizon Software International and others being much smaller, privately-held companies. Competition in the K to 12 food-service technology industry is primarily based on the products and services offered, innovation, customer service, reputation and price. Products must keep pace with government regulations for schools. Payment processing is becoming an increasingly important element of the overall offering for schools, which provides us with a competitive advantage. We believe we are well positioned to gain new school customers and generate additional revenue with our existing customers primarily through greater adoption of payment processing services.

Heartland Ovation Payroll
We operate a full-service nationwide payroll processing service. Payroll processing revenues were $44.6 million, $21.4 million and $19.5 million, respectively, in 2013, 2012 and 2011. Our payroll services include check printing, direct deposit, related federal, state and local tax deposits, accounting documentation and human resources information. In order to improve operating efficiencies and ease-of-use for our customers and to decrease our own processing costs, we offer electronic and paperless payroll processing that allows an employer to submit its periodic payroll information to us via the Internet. If a customer chooses the online option, all reports and interactions between the employer and Heartland Ovation Payroll can be managed electronically, eliminating the need for cumbersome paperwork. Approximately 65% of our payroll customers currently submit their information electronically. However, if a customer chooses not to submit their payroll data online, they may submit such information via phone or facsimile. Regardless of input method, clients can choose to have Heartland Ovation Payroll print and ship their payroll package or to receive this information electronically.
On December 31, 2012, we acquired Ovation, adding over 10,000 customers to our payroll business. As of December 31, 2013, 2012 and 2011, we provided payroll processing services to 24,088, 22,553 and 11,841 customers, respectively. In 2013, 2012 and 2011, we installed 5,797, 3,399 and 3,723 new payroll processing customers, respectively.
We operate a comprehensive payroll management platform, which we refer to as HOP (formerly PlusOne Payroll), which streamlines all aspects of the payroll process to enable time and cost savings. We consider our HOP payroll platform to be state-of-the art, enabling us to process payroll on a large scale and provide customizable, cost-effective solutions for businesses of all sizes. HOP enables faster processing and continuous updates to help businesses remain compliant with payroll, tax and human resources regulations. The HOP platform features web-hosted access, enabling businesses and their accountants to securely access all payroll data from virtually anywhere with SSL-encryption protection. It also provides robust, easy-to-use reporting for better business analysis. HOP is equipped to interface with certain leading providers of accounting services and time and attendance applications, as well as restaurant and retail point-of-sale systems. Our platform also includes an Employee Self-Serve web portal that allows employees to review copies of their paychecks, vouchers, payroll detail and maintain their individual demographic information. The acquisition of Ovation added scale to our HOP payroll platform, leveraging operating costs, and also added experienced payroll management, a new specialized payroll sales approach, an affinity partner referral network, and enhanced product and servicing capabilities.
The payroll processing services industry is highly competitive, with services provided by outsourced providers like Heartland Ovation Payroll, but also accounting firms and self-service options. Overall the industry is comprised of two major segments: large national full-service payroll providers, and numerous much smaller national, regional, local and on-line providers. While large national payroll service firms such as ADP, Paychex, Ceridian, and Intuit are highly recognized, their combined market share in the industry approximates only 15%. We compete with both segments.
Competition in the payroll processing industry is primarily based on service responsiveness, payroll accuracy, quality, reputation, range of product offering and price. The payroll industry faces continually evolving tax, regulatory and technology environments, which for smaller competitors create increasingly complex tax and in the future Affordable Care Act compliance, technology, service, and platform development challenges that they may lack the technical and financial resources to overcome. We believe Heartland Ovation Payroll is well-positioned to continue to gain payroll customers from those challenged providers. Additionally, we believe our competitive position is enhanced through our ability to offer payment processing services to payroll customers and thus offer an integrated services suite which will provide our customers with efficient and convenient options.
Campus Solutions
In December 2012, we added to our Campus Solutions segment by acquiring ECSI, which provides a suite of solutions to support administrative services for higher education including student loan payment processing, delinquency and default services, refund management, tuition payment plans, electronic billing and payment, tax document services, and business outsourcing.  ECSI's core services support the management, payment and collection of student loans including Perkins and institutional financing.  Since its founding in 1972, ECSI has printed and mailed 500 million billing statements, processed over 400 million tuition and loan payments and managed accounts for approximately 7 million students and borrowers.  ECSI also processes nearly 5 million tax documents every year. With ECSI, our Campus Solutions currently serves over 2,000 colleges and universities across multiple higher education sectors including Non-Profit, For-Profit, Private, and Community Colleges.
Campus Solutions also provides open- and closed-loop payment solutions for college or university campuses to efficiently process small value electronic transactions.   Besides payment processing, our One-Card product enables personal identification, door access, cashless vending transactions, cashless laundry, meal plans and cashless printing at campus facilities.  Our innovative Give Something Back Network adds Internet and phone accessible closed-loop debit card based financial services to the students, faculty, staff and local community merchants of an educational institution.  In addition, our Refund Select program, which we introduced in 2010, addresses the major operational needs of campuses by providing an open-loop debit card platform onto which schools will load financial aid refunds.  At December 31, 2013, we had thirty colleges enrolled, representing 150,000 students and over $280 million in annual reimbursement, under the Refund Select program. We currently have 208 OneCard and Refund Select college and university accounts. Revenues for Campus Solutions were $36.2 million, $8.1 million and $6.5 million, respectively, in 2013, 2012 and 2011.
The Campus Solutions industry is competitive with no single competitor providing the complete set of solutions that we provide. However, companies such as Higher One, NelNet and Tuition Management Systems are larger competitors that compete with some of the solutions provided by us. Competition is primarily based on the products and services offered, innovation, customer service, reputation and price. Products must be compliant with various government regulations which impedes new, smaller entrants. We believe we’re well positioned to gain customers and generate additional revenue by selling additional products to our existing base of customers.

Micropayments
We began addressing the small value transaction market in 2006. Revenues for Micropayments were $12.6 million, $8.2 million and $7.2 million, respectively, in 2013, 2012 and 2011. We manufacture and sell solutions comprising unattended online wireless credit card based payment systems, and unattended value top-up systems for off-line closed-loop smart (chip) card based payment systems. Our electronic cash systems provide small value transaction processing for laundromat machines, vending machines, and cash registers, which are located in apartment laundries, cruise ships, corporate and university campuses, and penitentiaries. These systems offer consumers convenient ways to use their debit and credit cards in laundromats with our new Waverider system, to purchase and reload electronic cash cards, and to spend the value on the card for small value purchases in both attended and unattended point of sale locations. In addition, we provide merchants financial settlement between the value (electronic cash card) issuer and the vendor/merchant who accepts the card as payment. We believe that there is increasing consumer demand for, and merchant interest in, card-based solutions for small denomination transactions, and expect to make additional investments in the future in developing solutions in this area.
The unattended payments industry is competitive with the largest competitor being USA Technologies. Other competitors include vending machine manufacturers and privately-held companies focusing on specific vertical markets. Competition is primarily based on the products and services offered, ease of installation and setup, innovation and price. As payment processing is a core component of the services offered, we believe that we have a distinct advantage over many of our competitors. As unattended payments are becoming more commonplace and expected, we believe that we will continue to add new customers.

Heartland Marketing Solutions
We continue to leverage our November 2008 acquisition of Chockstone, Inc. to provide a suite of marketing solutions including gift and rewards. Revenues for Heartland Marketing Solutions were $9.6 million, $13.4 million and $12.0 million, respectively, in 2013, 2012 and 2011. Through our Marketing Solutions group, we deliver a full suite of mobile and card-based marketing services to merchant locations through real-time communications with the merchant point-of-sale, enabling us to leverage existing installations across our merchant base and enhancing our overall value proposition to the merchant community. In addition to servicing the SME merchant market, the Marketing Solutions group also provides gift and rewards services to regional and national brands.
The Marketing Solutions space continues to evolve and become even more relevant as merchants are looking for deeper engagement with their customers. Heartland Marketing Solutions has spent 2013 laying the groundwork to support enhancements such as mobile presentment, data & analytics and integration into third party mobile applications. As of December 31, 2013, Heartland Marketing Solutions has signed over 10,840 merchant locations and loaded $83 million on approximately 2.3 million consumer gift cards, compared to 10,239 merchant locations and $68 million loaded on approximately 2.0 million cards as of December 31, 2012.
Virtualization of the gift card space continues to grow as a means of increasing revenue generated from gift sales. The cash value on virtual cards is expected to reach $10 billion in the U.S. in 2015, up from less than $500 million in 2011, says consulting firm Aite Group. A survey of broad sector retailers by Aberdeen Group in late 2012 found that 21% of those retailers offer a digital gift card that can be sent via email, and 55% plan to implement such a digital gift card program in the next 12 to 18 months. In addition, there has been prolific emergence of mobile application providers to enable merchants to create a branded mobile application to compete with a “Starbuck’s-like” solution, which is considered the gold standard in mobile payment applications. Heartland Marketing Solutions has reacted by developing a robust set of Application Programming Interfaces ("APIs") to enable integration in the fast moving market to allow for quick integration into multiple partners. This option enables merchants to partner with any application developer to integrate gift and rewards into the application of their choosing. In addition, Heartland Marketing Solutions is piloting a mobile application solution in the hospitality space that enables merchants to offer consumers a branded application with robust functionality such as gift and rewards management, location look up and mobile ordering.
The core gift space, historically defined as merchant branded gift card, is highly competitive. Most solutions are currently sold and provisioned by merchant processors. However, with the emergence of mobile we are seeing new creative gift providers emerge, although with relatively slow market adoption. Competition usually focuses on one of two markets depending on their merchant base; medium to large merchant providers where solutions are highly flexible, feature rich and allow for customization, and small merchant providers where solutions are still feature rich but have been streamlined to minimize implementation costs. Competition includes First Data Gift Card, StoredValueSystems (owned by ComData), Valutec (owned by FIS) and Givex. We believe that very few gift card providers have a robust rewards platform, so merchants usually have to go to two different providers to satisfy their gift and rewards needs. Heartland Marketing Solutions is one of the few providers whose platform was specifically built to support both gift and rewards implementations.

Intellectual Property
Most of our services and products are based on proprietary software or processes that are updated to meet customer needs and remain competitive.  Our proprietary software is critical, as it allows us to offer distinctive services and products to customers, which differentiates us from our competitors.  We own and are pursuing numerous patents with the United States Patent and Trademark Office. In addition, we own various trademarks and have applied for numerous others.
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

    In addition, certain of our SEC filings, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, can be viewed, free of charge, and printed from the investor information section of our website at www.heartlandpaymentsystems.com, as soon as reasonably practicable after filing with the SEC. Certain materials relating to our corporate governance, including our code of ethics for chief executive and senior financial officers, code of business conduct and ethics, corporate governance guidelines and board committee charters, are also available in the investor relations section of our website.

    The information on the websites listed above, is not and should not be considered part of this Annual Report on Form 10-K or any other report or document we file with the SEC and is not incorporated by reference in this document or any other report or document we file with the SEC. These websites are, and are only intended to be, inactive textual references.

    In May 2013, we submitted to the New York Stock Exchange the CEO certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual without qualification.

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

Risks Relating to Our Business

Unauthorized disclosure of merchant, cardholder or other user data, whether through breach of our computer systems (such as the Processing System Intrusion discussed in Item 3 Legal Proceedings) or otherwise, could expose us to liability and protracted and costly litigation, as well as harm our reputation.

We collect and store sensitive data about merchants, including names, addresses, social security numbers, driver's license numbers and checking account numbers. In addition, we maintain a database of cardholder and other user data relating to specific transactions, including bankcard numbers, in order to process the transactions and for fraud prevention. Any loss of data by us or our merchants could result in significant fines and sanctions by the card networks or governmental bodies, which could have a material adverse effect upon our business, financial position and/or results of operations. In addition, a significant breach could result in our being prohibited from processing transactions for card networks.

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

We rely on sponsor banks, which have substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions. If these sponsorships are terminated and we are unable to secure new bank sponsors, we will not be able to conduct significant portions of our business.

            Over 73% of our revenue is derived from processing Visa and MasterCard bankcard transactions. Because we are not a bank, we are not eligible for membership in the Visa and MasterCard networks and are, therefore, unable to directly access the bankcard networks. Instead, Visa and MasterCard operating regulations require us to be sponsored by a member bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through Wells Fargo Bank N.A. since 2012, The Bancorp Bank since November 2009, and Barclays Bank Delaware since March 2011.

Our sponsorship agreements with Wells Fargo Bank N.A., The Bancorp Bank and Barclays Bank Delaware expire February 2016, February 2015 and March 2016, respectively. If our sponsorships are terminated and we are unable to secure another bank sponsor or sponsors, which could arise due to future consolidation of sponsor banks or because sponsor banks exit this line of business, we will not be able to process Visa and MasterCard transactions. Furthermore, some agreements give the sponsor banks substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants and our customer service levels. Our sponsor banks' discretionary actions under these agreements could be detrimental to our operations.

Current or future bankcard network rules and practices could adversely affect our business.

            We are registered with the Visa and MasterCard networks through our bank sponsors as an Independent Sales Organization with Visa and a Member Service Provider with MasterCard. We are currently a sales agent and service agent for American Express and a registered acquirer with Discover. The rules of the bankcard networks are set by their boards, which may be strongly influenced by card issuers, and some of those card issuers are our competitors with respect to these processing services. Many banks directly or indirectly sell processing services to merchants in direct competition with us. These banks could attempt, by virtue of their influence on the networks, to alter the networks' rules or policies to the detriment of non-members like us. The termination of our registration or our status as an Independent Sales Organization or Member Service Provider, or any changes in card network or issuer rules that limit our ability to provide payment processing services, could have an adverse effect on our bankcard processing volumes, revenues or operating costs. In addition, if we were precluded from processing Visa and MasterCard bankcard transactions, we would lose the majority of our revenues.

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
Additionally, all persons engaged in commerce, including, but not limited to, us and our merchant and financial institution customers, are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices, or UDAP. The Federal Trade Commission, or FTC, has authority to take action against nonbanks that engage in UDAP and to the extent we are processing payments for a merchant engaged in UDAP, we may be subject to action by the FTC.
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

Global economics, political and other conditions may adversely affect trends in consumer spending, which may adversely impact the our revenue and profitability.

            A recessionary economic environment could have a negative impact on our merchants, which may, in turn, adversely impact our revenue and profitability, particularly if the recessionary environment disproportionately affects some of the market segments that represent a larger portion of our card processing volume, like restaurants. If our merchants make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenue. In addition, we have a certain amount of fixed and semi-fixed costs, including rent, processing contractual minimums and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy.

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

Reject losses arise from the fact that we typically collect our fees from our SME merchants on the first day after the monthly billing period. This results in the build-up of a substantial receivable from our customers, which significantly exceeds the receivables of any of our competitors which assess their fees on a daily basis. If a merchant has gone out of business during the billing period, changes their demand deposit account, or institutes blocks on its demand deposit account, we may be unable to collect such fees. In addition, if our sponsor bank is unable, due to system disruption or other failure, to collect our fees from our merchants, we would face a substantial loss.

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

We incurred charges relating to chargebacks, reject losses and merchant fraud of $3.1 million, $2.0 million and $5.1 million in the years ended December 31, 2013, 2012 and 2011, respectively.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If we are unable to maintain clearing services with these financial institutions and are unable to find a replacement, our business may be adversely affected.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If such financial institutions should stop providing clearing services, we must find other financial institutions to provide those services. If we are unable to find a replacement financial institution we may no longer be able to provide processing services to certain customers, which could negatively impact our revenue and earnings.

Increased merchant attrition that we cannot offset with increased card processing volume from same store sales growth or new accounts would cause our revenues to decline.

            We experience attrition in merchant card processing volume resulting from several factors, including business closures, transfers of merchants' accounts to our competitors and account closures that we initiate due to heightened credit risks. During the years ended December 31, 2013, 2012 and 2011, we experienced average annualized attrition in our SME card processing volume of 12.9% , 12.8% and 13.5% , respectively. Substantially all of our SME processing contracts may be terminated by either party on relatively short notice. We cannot predict the level of attrition in the future, and it could increase.

Increased attrition in merchant card processing volume may have an adverse effect on our financial condition and results of operations. If we are unable to establish accounts with new merchants or otherwise increase our card processing volume in order to counter the effect of this attrition, our revenues will decline.

If we cannot pass increases in bankcard network interchange fees, assessments and transaction fees along to our merchants, our operating margins will be reduced.

            We pay interchange fees and other network fees set by the bankcard networks to the card issuing bank and the bankcard networks for each transaction we process. From time to time, the bankcard networks increase the interchange fees and other network fees that they charge payment processors and the sponsor banks. At their sole discretion, our sponsor banks have the right to pass any increases in interchange fees on to us and have always done so in the past. We are allowed to, and in the past we have been able to, pass these fee increases along to our merchants through corresponding increases in our processing fees. However, if we are unable to do so in the future, our operating margins will be reduced.

The payment processing industry is highly competitive and we compete with certain firms that are larger and that have greater financial resources. Such competition could increase, which would adversely influence our prices to merchants, and as a result, our operating margins.

            The market for payment processing services is highly competitive. Other providers of payment processing services have established a sizable market share in the small and mid-sized merchant processing sector. Maintaining our historic growth will depend on a combination of the continued growth in electronic payment transactions and our ability to increase our market share. The weakness of the current economic recovery could cause future growth in electronic payment transactions to slow compared to historical rates of growth and the Processing System Intrusion could negatively impact our ability to increase our market share. According to The Nilson Report, we accounted for approximately 4.5% of the 72.9 billion of purchase transactions processed by all bankcard acquirers in 2012. The competition we face may affect the prices we are able to charge. If the competition causes us to reduce the prices we charge, we will have to aggressively control our costs or our profit margins will decline. In addition, some of our competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies. Our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a bank into the card networks and can settle transactions more quickly for their merchants than we can for ours. These competitors have substantially greater financial, technological, management and marketing resources than we have. This may allow our competitors to offer more attractive fees to our current and prospective merchants, or other products or services that we do not offer. This could result in a loss of customers, greater difficulty attracting new customers, and a reduction in the price we can charge for our products and services.

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

Our patents, trademarks, proprietary software and other intellectual property are critical to our future success. We rely on proprietary technology. It is possible that others will independently develop the same or similar technologies. Assurance of protecting our rights and proprietary information cannot be guaranteed. Our patents could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide any meaningful protection or advantage. If we are unable to maintain the proprietary nature of our technologies, we could lose competitive advantages and be materially adversely affected. Adverse determinations in judicial or administrative proceedings could prevent us from precluding others from selling competing services, and thereby may have a material adverse affect on our business and results of operations.
Additionally, claims have been made, and other claims may be made in the future, with regard to our services or technology infringing on a patent or other intellectual property rights of others. Third parties may have, or may eventually be issued, patents that could be infringed by our services or technology. Any of these third parties could make a claim of infringement against us with respect to our services or technology. We may also be subject to claims by third parties for breach of copyright, trademark, license usage or other intellectual property rights. Any claim from third parties may result in a limitation on our ability to use the intellectual property subject to these claims, restrict us from delivering the related service or result in an unfavorable settlement that could be material to our operating results, financial condition and cash flow. Also, in recent years, individuals and groups have been purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies like ours. Even if we believe that intellectual property related claims are without merit, defending against such claims is time consuming and expensive and could result in the diversion of the time and attention of our management and employees. Claims of intellectual property infringement also might require us to redesign affected services, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our services. Even if we have an agreement for indemnification against such costs, the indemnifying party, if any in such circumstances, may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be adversely impacted.
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
Adverse conditions in markets in which we obtain a substantial amount of our card processing volume, such as our largest SME merchant markets of California, Texas, New York, Florida, and Pennsylvania, could negatively affect our results of operations.

            Adverse economic or other conditions in California, Texas, New York, Florida, and Pennsylvania would negatively affect our revenue and could materially and adversely affect our results of operations. In December 2013, SME merchants located in the following states represented the following percentages of our SME processing volume: California represented 9.6%, Texas represented 6.6%, New York represented 4.8%, Florida represented 4.7%, and Pennsylvania represented 4.2% . As a result of this geographic concentration of our merchants in these markets, we are exposed to the risks of downturns in these local economies and to other local conditions, which could adversely affect the operating results of our merchants in these markets. No other state represented more than 4% of our SME card processing volume in December 2013.

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

            Unlike many of our competitors who rely on Independent Sales Organizations or salaried salespeople and telemarketers, we rely on a direct sales force whose compensation is entirely commission-based. Through our direct sales force of approximately 844 Relationship Managers and Territory Managers and 58 product specialists (SPAs), we seek to increase the number of merchants using our products and services. We intend to significantly increase the size of our sales force. Our success partially depends on the skill and experience of our sales force. If we are unable to retain and attract sufficiently experienced and capable Relationship Managers, Territory Managers and SPAs, our business and financial results may suffer.

Any potential strategic acquisitions or buyouts of our sales persons portfolio equity that we make could disrupt our business and harm our financial condition.

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

Companies in the payment processing industry, including us, may become subject to taxation in various tax jurisdictions based on our net income or revenues. Taxing jurisdictions have not yet adopted uniform positions on taxation. If we are required to pay additional taxes on our net income or revenues and are unable to pass the tax expense through to our merchants, our costs would increase and our net income would be reduced.

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

•	add new merchant accounts faster than expected;

•	need to reduce pricing in response to competition;

•	repurchase our common stock or pay dividends; or

•	acquire complementary products, business or technologies.

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

 Risks Related to Our Company

Borrowings under our Credit Agreement could adversely affect our financial condition, and the related debt service obligations may adversely affect our cash flow and ability to invest in and grow our businesses.

    The interest rates on debt outstanding under our Credit Agreement are floating based on the LIBOR rate; accordingly, if the LIBOR rate increases, our interest expense will be higher on the portion of our debt outstanding not managed with interest rate swaps. At December 31, 2013, there was $150.0 million outstanding under our Credit Agreement. We are party to fixed-pay amortizing interest rate swaps having a notional amount of $25.0 million at December 31, 2013. These interest rate swaps convert $25.0 million of our borrowings under our Credit Agreement to fixed rate. These interest rate swaps amortize at $2.5 million per quarter in 2014 and $3.75 million per quarter in 2015 until their expiry in November 2015. At December 31, 2013 the fair value of these interest rate swaps, a liability of $0.4 million, was recorded in accrued expenses and other liabilities.

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

Our borrowing agreements contain covenants regarding our maintenance of certain leverage and fixed charge coverage ratios. Our borrowing agreements also include covenants that limit our ability to engage in specified types of transactions, including among other things:

•	incur additional indebtedness or issue equity;

•	pay dividends on, repurchase or make distributions in respect of our common stock;

•	make certain investments (including acquisitions) and distributions;

•	sell certain assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with respect to our affiliates,

•	ability to enter into business combinations, and

•	certain other financial and non-financial covenants.

We were in compliance with these covenants as of December 31, 2013. Failure to be in compliance with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all or a portion of our outstanding indebtedness, which would have a material adverse effect on our business, financial condition and results of operations.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition, and results of operations.

As a result of recent acquisitions, a significant portion of our total assets consist of goodwill and intangible assets. Combined goodwill and intangible assets, net of amortization, accounted for approximately 27% of the total assets on our balance sheet at both December 31, 2013 and 2012. We may not realize the full carrying value of our intangible assets and goodwill. We test goodwill for impairment at least annually and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of goodwill. We also evaluate intangible assets on an ongoing basis for indicators of impairment. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. If testing indicates that impairment has occurred, we would be required to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, financial condition, and results of operations.

The costs and effects of pending and future litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, financial position, results of operations and cash flow.

We are from time-to-time involved in various litigation matters and governmental or regulatory investigations or similar matters arising out of our current or future business. Our insurance or indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Should the ultimate judgments or settlements in any pending litigation or future litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition, results of operations and cash flow. For more information about the Company’s legal proceedings, refer to “Item 3: Legal Proceedings” herein.

Future sales of our common stock, or the perception in the public markets that these sales may occur, could depress our stock price.

            Sales of substantial amounts of our common stock in the public market, or the perception in the public markets that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. At December 31, 2013, we had 36,950,886 shares of our common stock outstanding. In addition, as of December 31, 2013, we had outstanding stock options and restricted share units totaling 2,035,646 shares issued under our amended and restated 2008 Equity Incentive Plan and our 2000 Incentive Stock Option Plan, of which 394,252 were vested. Assuming the exercise of all outstanding options to acquire our common stock and the vesting of all restricted share units and performance share units, our current stockholders would own on a fully-diluted basis 95% of the outstanding shares of our common stock, and the number of shares of our common stock available to trade could cause the market price of our common stock to decline. In addition to the adverse effect a price decline could have on holders of our common stock, such a decline could impede our ability to raise capital or to make acquisitions through the issuance of additional shares of our common stock or other equity securities.

Failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could cause a loss of confidence in our financial reporting and adversely affect the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide accurate financial information. Section 404 of the Sarbanes-Oxley Act requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. If we fail to maintain the adequacy of our internal control, we may not be able to conclude and report that we have effective internal control over financial reporting. If we are unable to adequately maintain our internal control over financial reporting, we may not be able to accurately report our financial results, which could cause investors to lose confidence in our reported financial information, negatively affecting the trading price of our common stock, or our ability to access the capital markets.

Provisions in our charter documents and Delaware law could discourage a takeover that our stockholders may consider favorable or could cause current management to become entrenched and difficult to replace.

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

We may be unable or we may decide not to pay dividends on our common stock at a level anticipated by stockholders, which could depress our stock price.

The payment of dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend on, among other factors, our earnings, stockholders' equity, cash position and financial condition. No assurance can be given that we will be able to or will choose to pay any dividends in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

At December 31, 2013, we owned one facility and leased twenty two facilities which we use for operational, sales and administrative purposes.

Our principal executive offices are located in approximately 9,300 square feet of leased office space on Nassau Street in Princeton, New Jersey. The Nassau Street lease expires in June 2023. We own 54 acres of land in Jeffersonville, Indiana, on which we constructed our card processing operations and service center, including 19 acres we purchased on October 4, 2013, which will be used for future expansion of the service center. The current facility is comprised of 238,000 square feet of space supporting customer service, operations, deployment, day care, fitness, cafeteria, and large company meetings.

We also leased the following facilities as of December 31, 2013:

Location	Square Feet	Expiration
Alpharetta, Georgia	11,484	May 31, 2016
Auburn, Alabama	8,035	May 15, 2016
Chattanooga, Tennessee	9,461	June 30, 2014
Cleveland, Ohio	41,595	June 30, 2019
Colorado Springs, Colorado	9,920	February 28, 2015
Coraopolis, Pennsylvania	8,186	July 31, 2016
Coraopolis, Pennsylvania	41,556	July 31, 2016
Edmond, Oklahoma	3,038	January 31, 2015
Edmond, Oklahoma	2,932	August 31, 2018
Harlan, Kentucky	5,000	May 25, 2014
Johnson City, Tennessee	5,252	April 17, 2014
Plano, Texas	26,020	January 31, 2015
Plano, Texas	53,976	May 31, 2015 for 26,988 square feet. January 14, 2019 for 26,988 square feet.
Pleasanton, California	3,306	July 31, 2015
Portland, Oregon	10,838	December 31, 2016
Rochester, New York	18,000	June 30, 2023
Rochester, New York	12,708	November 30, 2018
Santa Ana, California	6,186	June 30, 2014
Tempe, Arizona	14,315	February 28, 2020
Tempe, Arizona	2,500	February 28, 2020
West Windsor Township, New Jersey	22,414	May 31, 2023

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

The putative financial institution class actions filed against us through February 27, 2014 are described below.

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

On June 10, 2009, the Judicial Panel on Multidistrict Litigation (the “JPML”) entered an order centralizing the class action cases for pre-trial proceedings before the United States District Court for the Southern District of Texas, under the caption In re Heartland Payment Systems, Inc. Customer Data Security Breach Litigation, MDL No. 2046, 4:09-md-2046. On August 24, 2009, the court appointed interim co-lead and liaison counsel for the financial institution plaintiffs.

On September 23, 2009, the financial institution plaintiffs filed a Master Complaint in the MDL proceedings, which we moved to dismiss on October 23, 2009. On December 1, 2011, the Court entered an order granting in part our motion to dismiss the financial institution plaintiffs' master complaint against us, but allowing the plaintiffs leave to amend to re-plead certain claims. Plaintiffs elected not to file an amended complaint. The parties then jointly moved for the entry of final judgment on those claims in the master complaint that the Court had dismissed. On August 16, 2012, the Court entered final judgment on the dismissed claims and, on September 17, 2012, Plaintiffs filed a notice of appeal from that final judgment to the United States Court of Appeals for the Fifth Circuit. On September 12, 2012, Plaintiffs stipulated to dismissal with prejudice of the remaining claims pending before the District Court. Briefing on Plaintiffs' appeal was complete on February 8, 2013. On September 3, 2013, the United States Court of Appeals for the Fifth Circuit reversed the District Court, holding that the economic loss doctrine under New Jersey law does not preclude the financial institution plaintiffs’ negligence claim at the motion to dismiss stage, but declined to address in the first instance Heartland’s other arguments for affirming the District Court. The Fifth Circuit remanded to the District Court for further proceedings.

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

On January 19, 2010, financial institution plaintiffs, including certain of the named plaintiffs in the MDL proceedings, commenced an action against our sponsor banks at the time of the Processing System Intrusion in the United States District Court for the Southern District of Texas, captioned Lonestar National Bank, N.A. et al. v. KeyBank NA, et al., Civ. No. 4:10-cv-00171. This action against our sponsor banks asserts common-law claims similar to those asserted against us, and likewise seeks to represent all financial institutions that issued payment cards to cardholders whose transaction information is alleged to have been placed at risk in the course of the Processing System Intrusion. On March 4, 2010, this action was transferred to the judge overseeing the MDL proceedings. On April 9, 2010, our sponsor banks moved to dismiss the complaint. On March 31, 2011, the Court entered an order granting the sponsor banks' motions to dismiss the complaint and invited additional briefing on the effect of the Court's order on our pending motion to dismiss. On April 18, 2011, in accordance with its order dismissing the claims against Heartland Bank for lack of personal jurisdiction, the court transferred the action against Heartland Bank to the United States District Court for the Eastern District of Missouri. Heartland Bank filed a notice with the Judicial Panel on Multidistrict Litigation on July 27, 2011 designating the transferred action as a potential tag-along action to the MDL proceedings. On August 11, 2011, the action was centralized with the MDL proceedings. On August 14, 2012, Plaintiffs stipulated to dismissal of the claims against Heartland Bank. The sponsor banks could seek indemnification from us in regard to the claims asserted in this action.

Although we intend to defend the lawsuits and inquiries described above vigorously, we cannot predict the outcome of such lawsuits and inquiries.

Since our announcement of the Processing System Intrusion on January 20, 2009 and through December 31, 2013, we have expensed a total of $148.0 million, before reducing those charges by $31.2 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, were related to settlements of claims. Approximately $33.3 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

We do not consider it a reasonable possibility that losses exceeding the amounts already recognized on the matters subject to the settlement agreements entered into to date will be incurred. With regard to the unsettled claims related to the Processing System Intrusion, we determined material losses in addition to those previously accrued are not considered reasonably possible on any such claim disclosed. We are prepared to vigorously defend ourselves against any unsettled claims relating to the Processing System Intrusion that have been asserted against us and our sponsor banks to date. We feel we have strong defenses to all the claims that have been asserted against us and our sponsor banks relating to the Processing System Intrusion.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the New York Stock Exchange under the ticker symbol “HPY.” The following table sets forth the high and low sales prices of our common stock and dividend paid per share for the four quarters during the years ended December 31, 2013 and 2012:

	High	Low	Dividend Per Share
2012
Quarter Ended:
March 31, 2012	$30.43	$23.35	$0.06
June 30, 2012	$34.00	$26.97	$0.06
September 30, 2012	$33.09	$28.55	$0.06
December 31, 2012	$32.91	$25.76	$0.06
2013
Quarter Ended:
March 31, 2013	$33.70	$29.30	$0.07
June 30, 2013	$37.39	$30.29	$0.07
September 30, 2013	$40.38	$36.73	$0.07
December 31, 2013	$50.36	$37.57	$0.07

Holders of Common Stock

The number of stockholders of record of our common stock as of February 24, 2014 was 19.

Dividends

Our Board of Directors has declared a quarterly cash dividend on our common stock each quarter since the third quarter of 2006. The payment of dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend on, among other factors, our earnings, stockholders' equity, cash position and financial condition. On

February 5, 2014, our Board of Directors declared a quarterly cash dividend of $0.085 per share of common stock, payable on March 14, 2014 to stockholders of record as of March 3, 2014.

Securities Authorized For Issuance Under Equity Compensation Plans

We maintain the Heartland Payment Systems, Inc. Amended and Restated 2008 Equity Incentive Plan under which shares of our common stock are authorized for issuance. For more information on this plan, see Note 14, “Stock Incentive Plans.” Information regarding the common stock issuable under this plan as of December 31, 2013 is set forth in the following table:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,037,646	$25.29	2,037,646
Equity compensation plans not approved by security holders	None	N/A	None
Total	2,037,646	$25.29	2,037,646

Purchases of Equity Securities by the Issuer

On each of October 21, 2011, July 27, 2012, and November 2, 2012, our Board of Directors authorized the repurchase of up to $50 million of our outstanding common stock under each authorization. On May 8, 2013, our Board of Directors authorized the repurchase of up to $75 million of our outstanding common stock. Repurchases under the October 21,
2011 and July 27, 2012 authorizations were completed during the year ended December 31, 2012 and repurchases under the
November 2, 2012 authorization were completed during the quarter ended June 30, 2013. The May 8, 2013 authorization is ongoing and has no expiration date. Repurchases under these programs were made through the open market from time to time in accordance with applicable laws and regulations. We intend to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including our Revolving Credit Facility and the proceeds of options exercises. The manner, timing and amount of repurchases, if any, will be determined by management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements. The repurchase program may be modified or discontinued at any time. At December 31, 2013, we had remaining authorization to repurchase up to $54.5 million worth of our common stock under the May 8, 2013 authorization.

The following table presents information with respect to those purchases of our common stock made during the three months ended December 31, 2013:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
				(In thousands)
October 1—31, 2013	54,000	$38.81	54,000	$62,497
November 1—30, 2013	109,000	$42.58	109,000	$57,855
December 1 — 31, 2013	73,700	$45.37	73,700	$54,512
	236,700	$42.59	236,700

Performance Graph
The following graph compares the percentage change in cumulative total stockholder return on our common stock for the past five years with the cumulative total returns over the same period of (i) the S&P 500 Index and (ii) the S&P Information Technology Index.

The below comparison assumes $100 was invested on December 31, 2008 in our common stock and in the S&P 500 Index and the S&P Information Technology Index, and assumes reinvestment of dividends, if any. Historical stock prices are not indicative of future stock price performance.

	Base Period	Period Ended
	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Heartland Payment Systems, Inc.	$100.00	$75.54	$88.94	$141.63	$172.92	$294.46
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
S&P Information Technology Index	100.00	161.72	178.20	182.50	209.55	269.13

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial information and other data for the years ended December 31, 2013, 2012, and 2011, which are derived from our consolidated financial statements included elsewhere in this report. Historical consolidated financial information for 2010 and 2009 are derived from our consolidated financial statements for those years (not included herein). The information in the following table should be read together with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:	(In thousands, except per share data)

Total revenues	$2,135,372	$2,013,436	$1,985,577	$1,855,839	$1,646,119
Costs of services:
Interchange	1,335,487	1,284,038	1,359,448	1,299,631	1,142,112
Dues, assessments and fees	200,903	199,503	155,233	119,834	89,844
Processing and servicing	237,232	216,863	208,542	225,802	197,626
Customer acquisition costs	42,109	43,547	46,140	50,415	50,362
Depreciation and amortization	19,975	19,750	14,368	14,653	15,314
Total costs of services	1,835,706	1,763,701	1,783,731	1,710,335	1,495,258
General and administrative	173,568	139,934	125,765	99,912	101,286
Total expenses	2,009,274	1,903,635	1,909,496	1,810,247	1,596,544
Income from operations	126,098	109,801	76,081	45,592	49,575
Other income (expense):
Interest income	124	201	142	134	106
Interest expense	(5,429)	(3,446)	(4,122)	(4,778)	(2,695)
Gain (loss) on investments	—	—	—	25	(31)
(Provision for) recovery of processing system intrusion costs	(353)	(563)	(1,012)	14,138	(128,943)
Other, net	112	(949)	(1,550)	47	(8)
Total other (expense) income	(5,546)	(4,757)	(6,542)	9,566	(131,571)
Income from continuing operations before income taxes	120,552	105,044	69,539	55,158	(81,996)
Provision for income taxes	46,450	40,691	26,551	20,975	(30,050)
Net income (loss) from continuing operations	74,102	64,353	42,988	34,183	(51,946)
Income from discontinued operations, net of income tax	3,970	2,185	1,359	477	216
Net income (loss)	78,072	66,538	44,347	34,660	(51,730)
Less: Net income (loss) attributable to noncontrolling interests:
Continuing operations	(610)	—	—	—	—
Discontinued operations	56	649	408	123	66
Net income (loss) attributable to Heartland	$78,626	$65,889	$43,939	$34,537	$(51,796)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$2.03	$1.67	$1.10	$0.90	$(1.39)
Income from discontinued operations	$0.11	$0.04	$0.03	$0.01	0.01
Basic earnings (loss) per share	$2.14	$1.71	$1.13	$0.91	$(1.38)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.96	$1.60	$1.07	$0.87	$(1.39)
Income from discontinued operations	$0.10	$0.04	$0.02	$0.01	0.01
Diluted earnings (loss) per share	$2.06	$1.64	$1.09	$0.88	$(1.38)

Weighted average number of common shares outstanding:
Basic	36,791	38,468	38,931	37,994	37,483
Diluted	38,053	40,058	40,233	39,310	38,028

Dividends declared per share	$0.28	$0.24	$0.16	$0.04	$0.055

Other Data:
Net revenue*	$598,982	$529,895	$470,896	$436,374	$414,163
Operating margin	21.1%	20.7%	16.2%	10.4%	12.0%
Number of active card merchants serviced (at period end - in thousands)	209	229	237	236	234
Card processing volume for the period (in millions)	$102,347	$100,388	$83,698	$74,939	$69,262

*Net revenue is defined as total revenues less Interchange fees and dues, assessments, and fees.

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$71,932	$48,440	$37,882	$40,249	$31,294
Funds held for customers	127,375	131,405	42,511	36,523	29,667
Receivables, net	200,040	180,448	175,822	174,864	148,981
Goodwill	190,978	168,062	94,255	59,030	52,074
Total assets	900,305	813,414	596,921	561,464	562,206
Due to sponsor banks	19,109	37,586	63,881	72,573	80,007
Accounts payable	70,814	64,065	46,715	41,779	31,936
Customer fund deposits	127,375	131,405	42,511	36,523	29,667
Processing liabilities	130,871	95,273	30,675	28,690	27,211
Current portion of borrowings	—	102,001	15,003	38,286	58,547
Long-term portion of borrowings	150,000	50,000	70,000	85,000	8,419
Total liabilities	633,642	602,253	376,869	383,870	432,251
Total stockholders’ equity	260,475	209,786	219,410	177,293	129,741

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements and the risk factors included elsewhere in this report.

Overview

General
Our primary business is to provide card payment processing services to merchants throughout the United States. This involves providing end-to-end electronic payment processing services to merchants by facilitating the exchange of information and funds between them and cardholders' financial institutions. To accomplish this, we undertake merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support, and risk management. We also sell and rent point-of-sale devices. Our card-accepting customers primarily fall into two categories: our core small and mid-sized merchants (referred to as "Small and Midsized Enterprises," or “SME merchants”) and Network Services merchants, predominately petroleum industry merchants of all sizes (referred to as “Network Services merchants”).

We provide additional services such as:

•	School nutrition, point-of-sale solutions, and associated payment solutions, including online prepayment solutions, to K-12 schools through Heartland School Solutions,

•	Full-service payroll processing and related tax filing services through Heartland Ovation Payroll,

•	Payment processing, higher education loan services and open- and closed-loop payment solutions to colleges and universities through Campus Solutions,

•	Prepaid and stored-value card solutions through Micropayments, and marketing solutions including loyalty and gift cards, which we provide through Heartland Marketing Solutions.

Card Payment Processing
At December 31, 2013, we provided our card payment processing services to 166,697 active SME merchants located across the United States. This compares to 169,994 active SME merchants at December 31, 2012. At December 31, 2013, we provided card payment processing services to approximately 1,024 Network Services merchants with approximately 42,669 locations, compared to 396 Network Services merchants with 47,064 locations at December 31, 2012.

We sold our interest in Collective POS Solutions Ltd. ("CPOS") in a transaction settled in January 2013. CPOS has historically represented an insignificant component of our financial position and results of operations. However, as further disclosed elsewhere in the notes to consolidated financial statements, we recognized a gain on the sale of CPOS in the first quarter of 2013. As a result, we presented the net assets of CPOS as held for sale at December 31, 2012 and presented the results of operations for CPOS as a discontinued operation for all periods presented.

Our total card processing volume for the year ended December 31, 2013 was $102.3 billion, a 2.0% increase from the $100.4 billion processed during the year ended December 31, 2012. Our SME card processing volume for the year ended December 31, 2013 was $74.6 billion, a 4.0% increase over $71.7 billion in 2012. This increase in processing volume reflects same store sales growth and the addition of SME merchants whose processing volume exceeded that of merchants who attrited during the year. Our card processing volume for 2013 also includes $27.7 billion of settled volume for Network Services merchants, compared to $27.9 billion for 2012. Network Services' merchants are primarily in the petroleum industry and the slight decline in settled volume reflects lower average petroleum prices in 2013. The increase in settled volume in the 2012 period over 2011 primarily reflects the expansion of a contract with a large petroleum merchant to include back end settlement. Card processing volume for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
SME merchants	$74,578	$71,724	$67,499
Network Services merchants	27,710	27,894	15,533
Canada (a)	59	770	666
Total card processing volume (b)	$102,347	$100,388	$83,698

(a)	Canadian operations were discontinued as result of the sale of CPOS in January 2013.

(b)	Card processing volume includes volume for credit and signature debit transactions.

Merchant attrition is expected in the card payment processing industry in the ordinary course of business. We experience attrition in merchant card processing volume resulting from several factors, including business closures, transfers of merchants' accounts to our competitors and account closures that we initiate due to heightened credit risks. We measure SME processing volume attrition relative to all SME merchants that were processing with us in the same month a year earlier. During the year ended December 31, 2013, we experienced 12.9% average annualized attrition in our SME card processing volume compared to average attrition of 12.8% and 13.5% for the years ended December 31, 2012 and 2011, respectively.

In our SME business, we measure same store sales growth, or contraction, as the change in card processing volume for all card merchants that were processing with us in both the same month a year earlier and the current month. In 2013, same store sales grew 2.0% on average, compared to 2.2% and 2.6% same store sales growth in 2012 and 2011, respectively. Same store sales growth or contraction results from the combination of the increasing or decreasing use by consumers of bankcards for the purchase of goods and services at the point of sale, and sales growth or contraction experienced by our retained SME merchants. Historically, our same store sales experience has tracked overall economic conditions. The following table compares our same store sales growth or contraction during 2013, 2012, 2011 and 2010:

Same Store Sales Growth (Contraction)	2013	2012	2011	2010
First Quarter	2.2%	3.4%	3.2%	(1.5)%
Second Quarter	1.9%	2.2%	2.5%	1.1%
Third Quarter	1.6%	1.8%	2.3%	2.0%
Fourth Quarter	2.4%	1.5%	2.5%	3.8%
Full Year	2.0%	2.2%	2.6%	1.3%

We measure the overall production of our sales force by new gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. We measure installed margin primarily for our SME card processing, payroll processing and loyalty and gift card marketing businesses. In 2013, our newly installed gross margin for the year increased 22% from the gross margin we installed during the year ended December 31, 2012 compared to increases of 12% and 5% in 2012 and 2011, respectively . We attribute this increase in newly installed gross margin to growth in the number of salespersons in our sales force and improved individual productivity achieved by our salespersons. Our combined Relationship Managers and Territory Managers count amounted to 844, 739 and 790 at December 31, 2013, 2012 and 2011, respectively. In addition, as of December 31, 2013, we employed an additional 58 Senior Product Advisors ("SPA"), primarily payroll specialists, who have augmented our generalist SME sales force. We expect to drive increases in year-over-year installed margin in future periods primarily by increasing our Relationship and Territory Managers, and SPA count.

The card processing revenue we earn in our SME business is recurring in nature, as we typically enter into three-year service contracts with our card processing SME merchants that, in order to qualify for the agreed-upon pricing, require the merchant to achieve card processing volume minimums. Our SME revenue is generated primarily from payment processing fees, which are a combination of a fee equal to a percentage of the dollar amount of each transaction we process plus a flat fee per transaction. We make mandatory payments of interchange fees to the card issuer through the card networks and dues, assessments and other network fees to Visa, MasterCard and Discover. Our SME gross card processing revenue is largely driven by the Visa and MasterCard volume processed by our merchants. We also realize card processing revenues from processing transactions for our SME merchants accepting American Express and from processing Discover transactions.

In contrast to SME card processing revenues, revenues from our Network Services merchants are largely driven by the number of transactions we process (whether settled, or only authorized), not our processing volume, as the merchants which comprise Network Services' customer base pay on a per transaction basis for processing services. The number of Network Services transactions decreased in 2013 primarily due to a decrease in the number of locations we serve at one large retail merchant. Network Services' increase in the number of transactions processed for the 2012 period is due to the expansion of a contract with a large petroleum merchant to include back end settlement. Additionally, we provide authorization, settlement and account servicing services on our front and back end systems for American Express transactions for larger merchants, and merchants signed to American Express by other processors; for those services we receive compensation from American Express on a per transaction basis. The number of transactions we processed for Network Services merchants and American Express for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
Network Services merchants:	(In thousands)
Settled	967,230	957,756	553,078
Authorized	2,347,776	2,481,174	2,720,595
Total Network Services	3,315,006	3,438,930	3,273,673
American Express (a)	32,016	32,306	31,704
Total	3,347,022	3,471,236	3,305,377
(a) Includes only those transactions not eligible for residual compensation

Our ability to manage our front-end authorization systems, HPS Exchange, VAPS and NWS, provides us greater control of the electronic transaction process, allows us to offer our merchants a differentiated product offering, and offers economies of scale that we expect will increase our long-term profitability. During the years ended December 31, 2013, 2012 and 2011, approximately 96%, 95% and 93%, respectively, of our SME transactions were processed through HPS Exchange. All of our Network Services transactions were processed through VAPS or NWS.

We provide clearing, settlement and merchant accounting services through our own internally developed back-end processing system, Passport. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At both December 31, 2013 and 2012, substantially all of SME merchants were processing on Passport and all Network Services settled transactions were processed on Passport.

Heartland School Solutions
We provide school nutrition, point-of-sale solutions, and associated payment solutions including online prepayment, to kindergarten through 12th grade ("K to 12") schools through-out the United States. At December 31, 2013 and 2012, our Heartland School Solutions business provided services to over 29,000 public and private schools, compared to over 19,000 public and private schools at December 31, 2011. Our Heartland School Solutions business has been built through a series of five acquisitions in 2010, 2011 and 2012. On June 29, 2012, we acquired the K to 12 school solutions business of Lunch Byte Systems, Inc. accounting for the increase in the number of schools served in 2012 and 2013.

Heartland Ovation Payroll
We provide payroll processing services throughout the United States. On December 31, 2012, we acquired Ovation Payroll, Inc. ("Ovation") adding over 10,000 customers to our existing payroll business. At December 31, 2013, we processed payroll for 24,088 customers, an increase of 6.8% from 22,553 payroll customers at December 31, 2012. In 2013, 2012 and 2011, we installed 5,797, 3,399 and 3,723, respectively, new payroll processing customers. Installs for 2013 included Ovation installation activity. We operate a comprehensive payroll management system, which we refer to as HOP (formerly PlusOne Payroll), that streamlines all aspects of the payroll process to enable time and cost savings. HOP was made available to new and existing customers beginning in 2010. We fully converted all of our existing payroll customers to HOP in 2011. The HOP platform enables us to process payroll on a large scale and provide customizable solutions for businesses of all sizes. The acquisition of Ovation added scale to our HOP platform, leveraging operating costs, and also added management, a new sales approach including an affinity partner network, and enhanced product and servicing capabilities.

Campus Solutions
We provide open and closed loop payment solutions and higher education loan services to campuses throughout the United States and Canada. At December 31, 2013 and 2012, our Campus Solutions business served more than 2,000 colleges and universities, compared to approximately 200 at December 31, 2011. The increase reflects our acquisition of Educational Computer Systems, Inc. ("ECSI") on December 14, 2012, expanding our Campus Solutions business into higher education and post-graduate school/student services, including student loan servicing.

2013 Financial Highlights
Our financial results for the year ended December 31, 2013 as compared to the year ended December 31, 2012 benefited from 13.0% year-over-year growth in net revenue, partially offset by increases of 9.4% in processing and servicing costs and 24.0% in general and administrative expenses. We define net revenue as total revenues less interchange fees and dues, assessments and fees. For 2013, we recorded net income from continuing operations attributable to Heartland of $74.7 million, or $1.96 per share compared to net income of $64.4 million, or $1.60 per share, in 2012. The following is a summary of our financial results for the year ended December 31, 2013.

•
Net revenue increased 13.0% to $599.0 million during 2013, from $529.9 million during 2012. The increase in net revenue was driven by organic growth in Card Payment processing and Heartland School Solutions and increases in net revenue for Heartland Ovation Payroll and Campus Solutions, primarily reflecting the 2012 acquisitions of Ovation and ECSI, respectively, and the acquisition of NutriKids in Heartland School Solutions.

•
SME card processing volume increased 4.0% to $74.6 billion, compared to $71.7 billion in 2012. We earn percentage-based revenues on our SME processing volume. The year-over-year increase reflects same store sales growth and the addition of SME merchants whose processing volume and net revenue exceeded that of merchants who attrited in the same period.

•
Processing and servicing expenses for 2013 increased by $20.4 million, or 9.4%, compared with 2012. The increase in processing and servicing expenses for the year ended December 31, 2013 was primarily due to increased costs associated with processing and servicing higher SME card processing volume, increased residual commissions, and increased cost of sales and servicing related to higher Heartland School Solutions, Campus Solutions, and Payroll processing revenues. Partially offsetting these increases was a decrease in service center costs.

•
Our general and administrative expenses for the year ended December 31, 2013 increased by $33.6 million, or 24.0%, from $139.9 million in 2012 to $173.6 million in 2013. This increase is primarily due to personnel and other expenses added through the 2012 acquisitions of ECSI, Ovation and NutriKids. General and administrative expenses in the year ended December 31, 2013 also included $2.9 million for our periodic sales and servicing organization summit which was held in October 2013, and reflected increases in personnel costs for other headcount increases and costs of investments in various growth initiatives. General and administrative expenses as a percentage of net revenue for the year ended December 31, 2013 was 29.0%, up from 26.4% for the year ended December 31, 2012.

•
Our income from operations, which we also refer to as operating income, increased 14.8% to $126.1 million for 2013 from $109.8 million in 2012 and our operating margin, which we measure as operating income divided by net revenue, was 21.1% for 2013, compared to 20.7% for 2012. These year-over-year improvements reflect maintaining aggregate spending increases below the rate of growth in net revenue.

See “—Results of Operations —Year Ended December 31, 2013 Compared to Year Ended December 31, 2012” for a more detailed discussion of our full year operating results.

Components of Revenues and Expenses

Revenue. We classify our revenues into five categories: Card Payment Processing, Heartland School Solutions, Heartland Ovation Payroll, Campus Solutions and Prepaid Card/Other.

Our Card Payment Processing revenue primarily consists of discount, per-transaction and periodic (primarily monthly) fees from the processing of Visa, MasterCard, American Express and Discover transactions for our SME merchants and per-transaction fees for the authorization and settlement of transactions for our Network Services merchants. Also included in this category are American Express and Discover servicing fees, merchant service fees, fees for processing chargebacks, termination fees on terminated contracts and fees from selling, renting and deploying point-of-sale devices. Interchange fees, which are our most significant expense, are set by the card networks and paid to the card issuing banks. For the majority of our

SME card processing revenue, we do not offset processing revenues and interchange fees because our business practice is to advance the interchange fees to most of our SME merchants when settling their daily transactions (thus paying the full amount of the transaction to the merchant), and then to collect our full discount fees from merchants on the first business day of the next month. For SME merchants to whom we do not advance interchange, we record card processing revenues net of interchange fees. As Network Services does not advance interchange fees to its merchants, we record its card processing revenues net of interchange fees. Revenues are recorded at the time of shipment or service is provided.
Heartland School Solutions revenues include fees from sales and maintenance of cafeteria point-of-sale solutions and associated payment solutions, including online prepayment solutions, back office management and hardware and technical support. Revenues are recorded at the time of shipment, over the maintenance period, or at the provision of services.
Heartland Ovation Payroll revenue includes fees charged for payroll processing services, including check printing, direct deposit, related federal, state and local tax deposits and providing accounting documentation and interest income earned on funds held for customers. Revenues are recorded at the time service is provided.
Campus Solutions revenue includes fees associated with providing solutions to support administrative services for higher education institutions including student loan payment processing, delinquency and default services, refund management, tuition payment plans, electronic billing and payment, tax document services, and business outsourcing. Campus Solutions revenue also includes fees from the sale and maintenance of open- and closed-loop payment hardware and software solutions for college or university campuses to process small value electronic transactions. Revenues are recorded at the time of shipment, over the maintenance period, or at the provision of services.
Prepaid Card and Other revenues include Micropayments fees from selling hardware and software for unattended wireless credit card based payment systems, and unattended value top-up systems for off-line closed-loop smart (chip) card based payment systems. Also included in this category are Heartland Marketing Solutions fees from selling mobile and card-based marketing services, gift cards and rewards services. Revenues are recorded at the time of shipment, over the maintenance period, or at the provision of services.

Net Revenue. We define net revenue as total revenue less interchange fees and dues, assessments and fees. Management uses net revenue to assess our operating performance, including operating margin.

Expenses. In addition to interchange fees, we also pay Visa, MasterCard and Discover, as well as certain PIN networks, dues, assessments and fees, which are a combination of a percentage of the dollar volume processed and per-transaction fees. Interchange fees and dues, assessments and fees are recognized at the time transactions are processed. It is our policy to pass along to our merchants any changes in interchange fees and card network dues, assessments and fees. Since the card networks regularly adjust those rates, our gross card processing revenue will increase or decrease, but all the impact of such changes will be paid to the card issuing banks and our net revenue and income from operations will not be affected.

Costs of services also include processing and servicing costs, customer acquisition costs, and depreciation and amortization. Processing and servicing costs include:

•
processing costs, which are either paid to third parties, including our bank sponsors, or represent the cost of our own authorization/capture and accounting/settlement systems. During 2013 and 2012, costs we paid to third parties represented about 39% of our processing costs;

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

•	the costs of merchant supplies, bankcard terminals, POS systems, hardware and software deployed in our businesses.

Customer acquisition costs reflect the amortization over the initial three-year contract term of the cash signing bonus paid, and the deferred acquisition costs accrued for vested Relationship Managers and sales managers, as well as changes in the accrued buyout liability, which reflect the impact of buying out residual commissions and volume attrition (see “—Critical Accounting Estimates —Accrued Buyout Liability”) .

Depreciation and amortization expenses consist of depreciation on our investments in property, equipment and software, and our amortization of acquired intangible assets. Depreciation and amortization expenses are primarily recognized on a straight-line basis over the estimated useful life of the asset.

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

Revenue
Our card processing revenue is derived from processing and settling Visa, MasterCard, American Express and Discover bankcard transactions for our merchant customers. Our most significant expense related to the generation of those revenues is interchange fees, which are set by the card networks, and paid to the card issuing banks. For our SME merchant card processing, we do not offset card processing revenues and interchange fees in our income statement because our business practice is to advance the interchange fees to most of our SME merchants when settling their daily transactions (thus paying the full amount of the transaction to the merchant), and then to collect our full discount fees from our merchants on the first business day of the next month. We fund interchange advances to our SME merchants from a combination of our operating cash, processing cash and advances from our sponsor banks. We believe this policy aids in new business generation, as our merchants benefit from bookkeeping simplicity. However, this practice results in our carrying a large receivable from our merchants at each period-end, and a corresponding but smaller payable to our sponsor banks, which are settled on the first business day after the period-end. As we are at risk for the advance receivables, we record the associated revenues on a gross processing revenue basis in our consolidated Statements of Income. We have merchant portability, credit risk, and the ultimate responsibility to the merchant and, as such, revenue is reported at the time of settlement on a gross basis. Payment processing services are transaction based and priced either as a fixed fee per transaction or calculated as a percentage of the transaction value. The fees are charged for the processing services provided and do not include the gross sales price paid by the ultimate buyer to the merchant. Certain of our competitors report their processing revenue net of interchange fees. This is because the card issuing banks make their payments to these competitors net of those interchange fees, and these acquirers pay this reduced amount to their merchants. For our Network Services merchants, we also record a portion of our processing revenues net of interchange fees because the daily cash settlement with Network Services' merchants is net of interchange fees.

We evaluate our contractual arrangements for indications that multiple element arrangements may exist. For contracts with multiple deliverables, we record revenue based on vendor specific objective evidence of selling price where applicable, or based on the best estimate of the selling price.

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

The amount of the up-front signing bonus paid for new SME card, payroll and loyalty marketing accounts is based on the estimated gross margin for the first year of the merchant contract. The gross signing bonuses paid during 2013, 2012 and 2011 were $32.7 million, $32.4 million and $30.5 million, respectively. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The net signing bonus adjustments made during 2013, 2012 and 2011 were $(3.7) million, $(3.1) million and $(1.5) million, respectively. Negative signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year is less than the estimated gross margin for that year, resulting in the overpayment of the up-front signing bonus, which overpayment would be recovered from the relevant salesperson. Positive signing bonus adjustments result from prior underpayments of up-front signing bonuses, and would be paid to the relevant salesperson.

The deferred acquisition cost component of capitalized customer acquisition costs is accrued for vested salespersons over the first year of SME card, payroll and loyalty marketing merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss in 2013 or 2012.
Accrued Buyout Liability
We pay our salespersons residual commissions based on the gross margin generated from the monthly processing activity of SME merchants signed by them. We refer to these residual commissions as the ''owned'' portion of such commissions, or ''portfolio equity.'' The salesperson has no obligation to perform additional services for the merchant for so long as the merchant continues processing with us. We have the right, but not the obligation, to buy out some or all of these commissions, and intend to do so periodically. We accrue the buyout liability, which represents the estimated current settlement cost of buying out all vested and expected-to-vest salespersons for the owned portion of such commissions. We also record a deferred acquisition cost asset related to those buyouts, and amortize that asset as an expense over the initial three year contract term. Beginning in June 2012, our salespersons earn portfolio equity on their newly installed payroll and loyalty marketing merchant accounts based on the residual commissions they earn on those accounts. The accrued buyout liability and deferred acquisition cost asset related to these payroll and loyalty marketing merchant accounts are developed the same as the SME card merchant portfolio equity.

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

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.1 million at both December 31, 2013 and 2012.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 ½ years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During 2013, 2012, and 2011, we made buyout payments of approximately $13.7 million, $11.9 million and $10.4 million, respectively.
Processing Liabilities
Processing liabilities result primarily from our card processing activities and include merchant deposits maintained to offset potential liabilities arising from merchant chargebacks. At December 31, 2013 and 2012, processing liabilities totaled approximately $130.9 million and $95.3 million, respectively. In the fourth quarter of 2012, we accelerated the end-

of-day presentment of transaction funding files to the bankcard networks, resulting in our sponsor banks receiving settlement cash one day earlier and increasing our funding obligations to our SME merchants, which we carry in processing liabilities.

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder's dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant's favor. In these cases, the transaction is ''charged back'' to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At December 31, 2013 and 2012, we held SME merchant deposits totaling $7.7 million and $5.9 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent card processing volume. At December 31, 2013 and 2012, our loss reserve totaled $1.5 million and $2.0 million, respectively. Aggregate SME merchant losses, including losses charged to operations and the loss reserve, were $3.1 million, $2.0 million and $5.1 million for the years ended December 31, 2013, 2012 and 2011. Chargeback losses originating from Network Services card processing on Passport during the year ended December 31, 2013 were immaterial.

Share-based Compensation
We expense employee share-based payments under the fair value method. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

Stock Options. We estimate the grant date fair value of the stock options we issue using a Black-Scholes valuation model for “plain-vanilla” stock options and performance-based stock options, and we use a lattice valuation model to measure grant date fair value for stock options containing market vesting conditions. Our assumption for expected volatility is based on our historical volatility data related to market trading of our own common stock. We base our assumptions for the expected life of new stock option grants on our analysis of the historical exercise patterns of our stock options. Our dividend yield assumption is based on dividends expected to be paid over the expected life of the stock option. Our risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option.

The weighted-average fair value of options we granted during 2012 and 2011 were $9.36 and $7.95, respectively. No stock options were granted during 2013. The fair value of options granted during 2012 and 2011 was estimated at the grant date using the following weighted average assumptions:

	Year Ended December 31,
	2012	2011
Expected volatility	55%	55%
Expected life	3.75 years	3.65 years
Expected dividends	1.00%	0.80%
Risk-free interest rate	0.51%	0.55%

Restricted Share Units. In the fourth quarters of 2011, 2012, and 2013, the Compensation Committee of the Company's Board of Directors approved grants of performance-based Restricted Share Units with grant-specific vesting and performance target terms as shown in the following table:

	Performance Awards by Grant Date
	4th Quarter 2011	4th Quarter 2012	4th Quarter 2013
RSU's Granted	164,808	72,004	115,223
Vesting during 2014	50%	—	—
Vesting during 2015	50%	50%	—
Vesting during 2016	—	50%	—
Vesting during 2017	—	—	50%
Vesting during 2018	—	—	50%
Grant Performance Target	(a)	(b)	(c)

(a)
These Restricted Share Units will vest 50% in 2014 and 50% in 2015 since we achieved a pro forma diluted earnings per share compound annual growth rate ("CAGR") for the two-year period ending December 31, 2013 in excess of the performance target. The CAGR achieved for the two-year period ending December 31, 2013 resulted in holders earning the maximum 100% increase in the number of shares awarded.

(b)
These Restricted Share Units will vest only if we achieve a pro forma diluted earnings per share CAGR of fifteen percent (15%) for the two-year period ending December 31, 2014. For each 1% that the CAGR actually achieved for the two year period ending on December 31, 2014 is above the 15% target, the number of shares underlying the Restricted Share Units awarded would be increased by 2.08%; provided, however, that the maximum increase in the number of shares that may be awarded is 125%. Likewise, for each 1% that the CAGR actually achieved for the two-year period ending on December 31, 2014 is below the 15% target, the number of shares underlying the Restricted Share Units awarded would be decreased by 1.31%. If the target CAGR is missed by 67% or more, then the number of shares awarded is zero. We recorded expense on these Restricted Share Units based on achieving the 15% target.

(c)
These Restricted Share Units will vest only if we achieve a pro forma diluted earnings per share growth rate of forty percent (40%) over the three-year period ending December 31, 2016. For each 1% that the growth rate actually achieved for the three- year period ending on December 31, 2016 is above the 40% target, the number of shares underlying the Restricted Share Units awarded would be increased by 1.20%; provided, however, that the maximum increase in the number of shares that may be awarded is 150%. Likewise, for each 1% that the CAGR actually achieved for the three-year period ending on December 31, 2016 is below the 40% target, the number of shares underlying the Restricted Share Units awarded would be decreased by 1.50%. If the target growth rate is missed by 50% or more, then the number of shares awarded is zero. We recorded expense on these Restricted Share Units based on achieving the 40% target.

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

In the fourth quarter of 2012, the Compensation Committee of the Company's Board of Directors approved target grants of 72,345 Relative Total Shareholder Return Restricted Share Units (referred to as “Relative TSRs”). These Relative TSRs are nonvested share awards for which vesting percentages and ultimate number of units vesting will be calculated based on the total shareholder return of our common stock as compared to the total shareholder return of 86 peer companies. The payout schedule can produce vesting percentages ranging from 0% to 225%. Total shareholder return will be calculated based upon the average closing price for the 30 calendar day period ending December 9, 2015, divided by the closing price on December 10, 2012. The target number of units is based on achieving a total shareholder return equal to the 65th percentile of the peer group. We recorded expense on these Relative TSRs based on achieving the target. A lattice valuation model was applied to measure the grant date fair value of these Relative TSRs.

In the fourth quarter of 2013, the Compensation Committee approved target grants of 57,598 Relative TSRs. These Relative TSRs are nonvested share awards for which vesting percentages and ultimate number of units vesting will be calculated based on the total shareholder return of our common stock as compared to the total shareholder return of 91 peer companies. The payout schedule can produce vesting percentages ranging from 0% to 200%. Total shareholder return will be calculated based upon the average closing price for the 30 calendar day period ending December 6, 2016, divided by the closing price on December 6, 2013. The target number of units is based on achieving a total shareholder return equal to the 65th percentile of the peer group. We recorded expense on these TSRs based on achieving the target. A lattice valuation model was applied to measure the grant date fair value of these Relative TSRs.

In the fourth quarter of 2013, the Compensation Committee approved target grants of 59,533 Absolute Total Shareholder Return Restricted Share Units (referred to as “Absolute TSRs”). These Absolute TSRs are nonvested share awards for which vesting percentages and ultimate number of units vesting will be calculated based on our three or four year total shareholder return of our common stock. The payout schedule can produce vesting percentages ranging from 0% to 200%. Total shareholder return will be calculated based upon the average closing price for the 30 calendar day period ending December 6, 2016 or December 6, 2017, divided by the closing price on December 6, 2013. The target number of units is based on achieving a total shareholder return of 33% over three years or 46% over four years. We recorded expense on these Absolute TSRs based on achieving the target. A lattice valuation model was applied to measure the grant date fair value of these Absolute TSRs.

Diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 were computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options and vesting of Restricted Share Units, where dilutive.

Amounts we recognized in our financial statements during the years ended December 31, 2013, 2012 and 2011 with respect to share-based compensation plans were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Compensation expense recognized on share-based plans before income tax benefit	$12,838	$14,187	$9,548
Related income tax benefit recognized in the income statement	4,981	5,458	3,635
Cash received from stock option exercises	14,174	18,303	9,685
Excess tax benefit recorded for tax deductions resulting from the exercise of stock options	11,596	5,954	3,454
Tax benefit realized as reductions of estimated tax payments during the period	8,587	4,220	2,954

Goodwill
Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. We test goodwill for impairment at least annually and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of the reporting unit. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred.  Such changes may include, among others: a significant decline in expected future cash flows; a sustained decline in market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates.  We perform annual goodwill impairment testing in the fourth quarter. Our evaluation indicated that no impairment existed as of December 31, 2013 or 2012. The fair value of each reporting unit exceeded the carrying value of each reporting unit as of December 31, 2013 and 2012. At December 31, 2013 and 2012, goodwill of $191.0 million and $168.1 million, respectively, was recorded on our Consolidated Balance Sheet. We may be required to record goodwill impairment losses in future periods, whether in connection with our next annual impairment testing in the fourth quarter of 2014 or prior to that, if any such indicators constitute a triggering event in other than the quarter in which the annual goodwill impairment test is performed.  It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.

Income Taxes
We account for income taxes by recognizing deferred tax assets and liabilities, which are recorded to reflect the future tax consequences attributable to the effects of differences between the carrying amounts of existing assets and liabilities for financial reporting and for income tax purposes. Judgments are required in determining the amount and probability of future taxable income, which in turn is critical to a determination of whether a valuation allowance against the deferred tax assets is appropriate.
We also account for the recognition and measurement of tax benefits associated with uncertain tax positions. This requires evaluations of individual tax positions to determine whether any part of that position can be recognized or continues to be recognized in the financial statements. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. We had approximately $5.6 million of total gross unrecognized tax benefits as of December 31, 2013, approximately $3.8 million of which would impact the effective tax rate.

Results of Operations
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table shows certain income statement data as a percentage of net revenue for the periods indicated (in
thousands of dollars):		% of Net Revenue		% of Net Revenue	Change
	2013		2012		Amount	%
Net revenue:
Total revenue	$2,135,372		$2,013,436		$121,936	6.1%
Less: Interchange	1,335,487		1,284,038		51,449	4.0%
Less: Dues, assessments and fees	200,903		199,503		1,400	0.7%
Total net revenue	598,982	100.0%	529,895	100.0%	69,087	13.0%
Expenses:
Processing and servicing	237,232	39.6%	216,863	40.9%	20,369	9.4%
Customer acquisition costs	42,109	7.0%	43,547	8.2%	(1,438)	(3.3)%
Depreciation and amortization	19,975	3.3%	19,750	3.7%	225	1.1%
General and administrative	173,568	29.0%	139,934	26.4%	33,634	24.0%
Total expenses	472,884	78.9%	420,094	79.3%	52,790	12.6%
Income from operations	126,098	21.1%	109,801	20.7%	16,297	14.8%
Other income (expense):
Interest income	124		201		(77)	(38.3)%
Interest expense	(5,429)	(0.9)%	(3,446)	(0.7)%	(1,983)	(57.5)%
Provision for processing system intrusion costs	(353)	(0.1)%	(563)	(0.1)%	210	37.3%
Other, net	112		(949)	(0.2)%	1,061	111.8%
Total other expense	(5,546)	(0.9)%	(4,757)	(0.9)%	(789)	(16.6)%
Income from continuing operations before income taxes	120,552	20.1%	105,044	19.8%	15,508	14.8%
Provision for income taxes	46,450	7.8%	40,691	7.7%	5,759	14.2%
Net income from continuing operations	74,102	12.4%	64,353	12.1%	9,749	15.1%
Income from discontinued operations, net of income tax	3,970	0.7%	2,185	0.4%	1,785	81.7%
Net income	78,072	13.0%	66,538	12.6%	11,534	17.3%
Less: Net income attributable to noncontrolling interests
Continuing operations	(610)		—		(610)
Discontinued operations	56		649		(593)
Net income attributable to Heartland	$78,626	13.1%	$65,889	12.4%	$12,737	19.3%

Revenue. The following tables summarize total revenue and total net revenue (which we define as total revenue less interchange fees and dues, assessments and fees) by segment for the years ended December 31, 2013 and 2012 (in thousands of dollars):

	Year Ended December 31,		Change from Prior Year
Total revenue:	2013	2012	Amount	%
Card Payment Processing	$1,981,011	$1,923,145	$57,866	3.0%
Heartland School Solutions	50,541	36,614	13,927	38.0%
Heartland Ovation Payroll	44,565	21,368	23,197	108.6%
Campus Solutions	36,186	8,065	28,121	348.7%
Prepaid Card and Other	23,069	24,244	(1,175)	(4.8)%
Total revenue	$2,135,372	$2,013,436	$121,936	6.1%

	Year Ended December 31,		Change from Prior Year
Total net revenue:	2013	2012	Amount	%
Card Payment Processing	$444,621	$439,604	$5,017	1.1%
Heartland School Solutions	50,541	36,614	13,927	38.0%
Heartland Ovation Payroll	44,565	21,368	23,197	108.6%
Campus Solutions	36,186	8,065	28,121	348.7%
Prepaid Card and Other	23,069	24,244	(1,175)	(4.8)%
Total net revenue	$598,982	$529,895	$69,087	13.0%

Card Payment Processing
Card Payment Processing net revenue increased $5.0 million, or 1.1%, from $439.6 million in 2012 to $444.6 million in 2013. This increase was driven by a $6.5 million or 1.7% increase in SME net revenue, reflecting a 4.0% increase in SME processing volume from $71.7 billion in 2012 to $74.6 billion in 2013. This increase in processing volume reflects same store sales growth and the addition of SME merchants whose processing volume exceeded that of merchants who attrited during the year. This SME processing volume includes processing for merchants in our Heartland School Solutions, Campus Solutions, and Prepaid Card businesses. However, net revenue related to that processing volume is included in the net revenue reported for those businesses. Partially offsetting the increase in SME net revenue is a decrease in Network Services net revenue due to a renegotiated contract with a large national petroleum industry customer and a decrease in the number of locations we serve at a large retail merchant.

Heartland School Solutions
Heartland School Solutions net revenue increased 38.0% from $36.6 million in 2012 to $50.5 million in 2013. The increase in Heartland School Solutions net revenue reflects the acquisition of Nutrikids made on June 29, 2012 (see "-Liquidity and Capital Resources” for detail on this acquisition), as well as increases in transaction processing and equipment-related revenues.

Heartland Ovation Payroll
Heartland Ovation Payroll net revenue increased 108.6% from $21.4 million in 2012 to $44.6 million in 2013. The increase in payroll processing net revenue is primarily due to the acquisition of Ovation made on December 31, 2012 (see "-Liquidity and Capital Resources” for detail on this acquisition). Also contributing to the increase in payroll processing net revenue was a 6.8% increase in payroll processing customers from 22,553 at December 31, 2012 to 24,088 at December 31, 2013.

Campus Solutions
Campus Solutions net revenue increased 348.7% from $8.1 million in 2012 to $36.2 million in 2013, primarily due to the acquisition of ECSI on December 14, 2012 (see "-Liquidity and Capital Resources” for detail on this acquisition) and its student loan servicing related revenue, as well as growth in revenue related to our student refund product.

Prepaid Card and Other
Prepaid Card and Other net revenue decreased 4.8% from $24.2 million in 2012 to $23.1 million in 2013, due primarily to a decrease in Prepaid card revenue related to the exit of a large customer from Heartland Marketing Solutions in the fourth quarter of 2012 and the sale of a group of merchant contracts that occurred in March 2013. Partially offsetting these decreases in other net revenues is an increase in Micropayments revenue reflecting growth in equipment sales and payment processing for unattended payment locations such as laundry facilities, kiosks and vending machines.

Total expenses. Total expenses increased 12.6% from $420.1 million in 2012 to $472.9 million in 2013, due to the increases in Processing and servicing and General and administrative expenses. Total expenses represented 78.9% of total net revenue in 2013, compared to 79.3% in 2012.

Processing and servicing expense for the year ended December 31, 2013 increased by $20.4 million, or 9.4%, compared with the year ended December 31, 2012. The increase in processing and servicing expense was due to increased costs associated with processing and servicing higher SME card processing volume, increased residual commissions and increased cost of sales and servicing related to higher Heartland School Solutions, Campus Solutions, Micropayments and Heartland Ovation Payroll revenues. Partially offsetting these increases was a decrease in service center costs. As a percentage of total net revenue, processing and servicing expense decreased to 39.6% for the year ended December 31, 2013 compared with 40.9% for the year ended December 31, 2012.

Customer acquisition costs for the year ended December 31, 2013 decreased by $1.4 million, or 3.3% compared with the year ended December 31, 2012. As reflected in the table below, this decline results from faster growth in the capitalized customer acquisition cost asset due to improved levels of new installed margin, than the growth in the accrued buyout liability, which was reduced throughout the year by attrition and buyouts. Customer acquisition costs for the years ended December 31, 2013 and 2012 included the following components (in thousands of dollars):

	Year Ended December 31,
	2013	2012
Amortization of signing bonuses, net	$27,767	$29,244
Amortization of capitalized customer deferred acquisition costs	17,881	15,881
Increase in accrued buyout liability	17,620	15,638
Capitalized customer deferred acquisition costs	(21,159)	(17,216)
Total customer acquisition costs	$42,109	$43,547

Depreciation and amortization expenses increased 1.1% from $19.8 million in 2012 to $20.0 million in 2013. The increase reflects higher depreciation and amortization for investments in our information technology platforms and amortization of intangible assets recorded in the 2012 acquisitions in our Heartland School Solutions, Campus Solutions and Heartland Ovation Payroll businesses. Most of our investments in information technology have been for security-related enhancements and in support of the continuing development of our processing platforms. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and we capitalized some outsourced programming expenses as well. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to seven years. The amount capitalized increased from $26.7 million in 2012 to $38.4 million in 2013. The total amount of capitalized costs for projects placed in service in 2013 and 2012 was $25.7 million and $22.7 million, respectively.

General and administrative expenses increased $33.6 million, or 24.0%, from $139.9 million in 2012 to $173.6 million in 2013. General and administrative expenses in 2013 included $2.9 million for our periodic sales and servicing organization summit held in October 2013 and during 2012 included $1.1 million for the summit that was held in March 2012. Excluding these summit expenses, our general and administrative expenses in 2013 increased $31.8 million, or 22.7%, primarily due to increased personnel costs. This increase in personnel costs is primarily attributable to the 2012 acquisitions of Nutrikids, ECSI and Ovation, as well as other headcount increases. The remaining increase in other general and administrative expenses resulted from our acquisitions, as well as from increased investments and various growth initiatives. General and administrative expenses as a percentage of total net revenue for 2013 was 29.0%, an increase from 26.4% for 2012.

Income from operations. As a result of the increase in net revenue and lower aggregate increases in processing and servicing expenses, depreciation and amortization, and a decline in customer acquisition costs, our income from operations, which we also refer to as operating income, improved to $126.1 million for 2013, from $109.8 million for 2012. Our operating margin, which we measure as operating income divided by net revenue, was 21.1% for 2013, compared to 20.7% for 2012.

Interest expense. Interest expense for 2013 and 2012 was $5.4 million and $3.4 million, respectively. Interest expense in both periods includes interest incurred under our Credit Agreement and Prior Credit Agreement, and interest we recorded on payables to our sponsor banks. See “—Liquidity and Capital Resources—Credit Facilities” for more detail on our Credit Agreement and Prior Credit Agreement.The increase in interest expense primarily reflects higher average borrowings for 2013 and $0.6 million for the acceleration of prepaid costs associated with our Prior Credit Agreement.

Other income (expense), net. Other, net for 2013 included pre-tax income of approximately $0.2 million relating to the sale of a group of merchant contracts within our Prepaid Card business.

Other, net for 2012 included pre-tax charges of $0.9 million related primarily to write downs of capitalized information technology development projects.

Income taxes. Income tax expense from continuing operations for 2013 was $46.5 million, reflecting an effective tax rate of 38.5%. This compares to income tax expense from continuing operations of $40.7 million for 2012, an effective tax rate of 38.7%. The overall decrease in our effective tax rate for 2013, as compared to 2012, is due to recording the research and development credits for both the retroactively applied 2012 credit and the current 2013 credit. On January 2, 2013, the American Taxpayer Relief Act of 2012 ("ATR Act") was enacted which included an extension of the federal research and development credit retroactively to 2012 and prospectively for 2013. We recognized the effects of the research and development credits in 2013 in conjunction with filing our 2012 tax return. The favorable impact of the research and development credits on the effective tax rate for 2013 was partially offset by a valuation allowance recorded against the deferred tax assets arising from Leaf’s operating losses, and an increase in the state tax rates.

Income from discontinued operations, net of income tax. Income from discontinued operations, net of income tax reflects the results of operations from our interest in CPOS, which we sold in a transaction settled on January 31, 2013 and recognized a gain on the sale of $3.8 million, net of tax. We presented the results of operations for CPOS as a discontinued operation for all periods presented.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $78.6 million for 2013. This compares to a net income of $65.9 million for 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table shows certain income statement data as a percentage of net revenue for the periods indicated (in
thousands of dollars):		% of Net Revenue		% of Net Revenue	Change
	2012		2011		Amount	%
Net revenue:
Total revenue	$2,013,436		$1,985,577		$27,859	1.4%
Less: Interchange	1,284,038		1,359,448		(75,410)	(5.5)%
Less: Dues, assessments and fees	199,503		155,233		44,270	28.5%
Total net revenue	529,895	100.0%	470,896	100.0%	58,999	12.5%
Expenses:
Processing and servicing	216,863	40.9%	208,542	44.3%	8,321	4.0%
Customer acquisition costs	43,547	8.2%	46,140	9.8%	(2,593)	(5.6)%
Depreciation and amortization	19,750	3.7%	14,368	3.1%	5,382	37.5%
General and administrative	139,934	26.4%	125,765	26.7%	14,169	11.3%
Total expenses	420,094	79.3%	394,815	83.8%	25,279	6.4%
Income from operations	109,801	20.7%	76,081	16.2%	33,720	44.3%
Other income (expense):
Interest income	201		142		59	41.5%
Interest expense	(3,446)	(0.7)%	(4,122)	(0.9)%	676	16.4%
(Provision for) recovery of processing system intrusion costs	(563)	(0.1)%	(1,012)	(0.2)%	449	44.4%
Other, net	(949)	(0.2)%	(1,550)	(0.3)%	601	38.8%
Total other expense	(4,757)	(0.9)%	(6,542)	(1.4)%	1,785	27.3%
Income from continuing operations before income taxes	105,044	19.8%	69,539	14.8%	35,505	51.1%
Provision for income taxes	40,691	7.7%	26,551	5.6%	14,140	53.3%
Net income from continuing operations	64,353	12.1%	42,988	9.1%	21,365	49.7%
Income from discontinued operations, net of income tax	2,185	0.4%	1,359	0.3%	826	60.8%
Net income	66,538	12.6%	44,347	9.4%	22,191	50.0%
Less: Net income attributable to noncontrolling interests (a)	649		408		241
Net income attributable to Heartland	$65,889	12.4%	$43,939	9.3%	$21,950	50.0%
(a) Attributable to income from discontinued operations.
Revenue. The following tables summarize total revenue and total net revenue (which we define as total revenue less interchange fees and dues, assessments and fees) by segment for the years ended December 31, 2012 and 2011 (in thousands of dollars):

	Year Ended December 31,		Change from Prior Year
Total revenue:	2012	2011	Amount	%
Card Payment Processing	$1,923,145	$1,925,667	$(2,522)	(0.1)%
Heartland School Solutions	36,614	11,178	25,436	227.6%
Heartland Ovation Payroll	21,368	19,505	1,863	9.6%
Campus Solutions	8,065	6,488	1,577	24.3%
Prepaid Card and Other	24,244	22,739	1,505	6.6%
Total revenue	$2,013,436	$1,985,577	$27,859	1.4%

	Year Ended December 31,		Change from Prior Year
Total net revenue:	2012	2011	Amount	%
Card Payment Processing	$439,604	$410,986	$28,618	7.0%
Heartland School Solutions	36,614	11,178	25,436	227.6%
Heartland Ovation Payroll	21,368	19,505	1,863	9.6%
Campus Solutions	8,065	6,488	1,577	24.3%
Prepaid Card and Other	24,244	22,739	1,505	6.6%
Total net revenue	$529,895	$470,896	$58,999	12.5%

Card Payment Processing
Card Payment Processing net revenue increased 7.0% from $411.0 million in 2011 to $439.6 million in 2012, reflecting a 6.3% increase in SME processing volume from $67.5 billion in 2011 to $71.7 billion in 2012. This increase in processing volume reflects same store sales growth and the addition of SME merchants whose processing volume exceeded that of merchants who attrited during the year. This SME processing volume includes processing for merchants in our Heartland School Solutions, Campus Solutions, and Prepaid Card businesses. However, net revenue related to that processing volume is included in the net revenue reported for those businesses. Partially offsetting the increase in SME card payment processing net revenue is a decrease in net revenue for Network Services due to renegotiated contracts with large national petroleum industry customers and a decrease in the number of locations we serve at a large retail merchant.

Heartland School Solutions
Heartland School Solutions net revenue increased 227.6% from $11.2 million in 2011 to $36.6 million in 2012. The increase in Heartland School Solutions net revenue reflects acquisitions we made in 2011 and 2012 (see "—Liquidity and Capital Resources” for detail on these acquisitions). At December 31, 2012, our customer base included 29,000 K to 12 schools, compared to approximately 19,000 K to 12 schools at December 31, 2011. Of those, approximately 25,000 and 15,000 schools at December 31, 2012 and 2011, respectively, were using our online prepayment system.

Heartland Ovation Payroll
Payroll processing net revenue increased 9.6% from $19.5 million in 2011 to $21.4 million in 2012, primarily due to price increases for at least half of our payroll processing customers and a 4.7% increase in the number of payroll processing customers (excluding Ovation customers acquired on December 31, 2012) from 11,841 at December 31, 2011 to 12,403 at December 31, 2012.

Campus Solutions
Campus solutions net revenue increased 24.3% from $6.5 million in 2011 to $8.1 million in 2012, primarily due to $1.0 million of net revenue associated with the acquisition of ECSI on December 14, 2012 (see "-Liquidity and Capital Resources” for detail on this acquisition), as well as growth in revenue related to our student refund product.

Prepaid Card and Other
Prepaid Card and Other net revenue increased 6.6% from $22.7 million in 2011 to $24.2 million in 2012, due primarily to an increase in Micropayments revenue reflecting growth in equipment sales and payment processing for unattended payment locations such as laundry facilities, kiosks and vending machines and an increase in Marketing Solutions net revenue.

    Total expenses. Total expenses increased 6.4% from $394.8 million in 2011 to $420.1 million in 2012, due to increases in general and administrative, processing and servicing, and depreciation and amortization expenses. Partially offsetting these increases was a decrease in customer acquisition costs. Total expenses represented 79.3% of total net revenue in 2012, compared to 83.8% in 2011.

Processing and servicing expense for the year ended December 31, 2012 increased by $8.3 million, or 4.0%, compared with the year ended December 31, 2011. The increase in processing and servicing expense was due to increased costs associated with processing and servicing higher SME card processing volume, increased residual commission expense and increased cost of sales and servicing related to higher Heartland School Solutions revenues. The increase in processing and servicing expense also reflects refined allocations of certain information technology related expenses, previously reported in general and administrative expense, to processing and servicing in the year ended December 31,
2012. Partially offsetting the increases in processing and servicing expense were decreases in merchant losses, service center expense and card related equipment costs. As a percentage of total net revenue, processing and servicing expense decreased to 40.9% for the year ended December 31, 2012 compared with 44.3% for the year ended December 31, 2011.

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

Since our announcement of the Processing System Intrusion on January 20, 2009 and through December 31, 2012, we have expensed a total of $147.6 million, before reducing those charges by $31.2 million of total insurance recoveries. The majority of the total charges, or approximately $114.7 million, were related to settlements of claims. Approximately $32.9 million of the total charges were for legal fees and costs we incurred for investigations, defending various claims and actions, remedial actions and crisis management services.

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

Income from discontinued operations, net of income tax. Income from discontinued operations, net of income tax reflects the results of operations from our interest in CPOS, which we sold in a transaction settled on January 31, 2013 and recognized a gain on the sale of $3.8 million, net of tax. We presented the results of operations for CPOS as a discontinued operation for all periods presented.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $65.9 million for
2012. This compares to a net income of $43.9 million for 2011.

Balance Sheet Information
	December 31, 2013	December 31, 2012
	(In thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$71,932	$48,440
Funds held for customers	127,375	131,405
Receivables, net	200,040	180,448
Capitalized customer acquisition costs, net	61,027	56,425
Property and equipment, net	147,388	125,031
Goodwill	190,978	168,062
Intangible assets, net	49,857	53,594
Total assets	900,305	813,414
Due to sponsor banks	19,109	37,586
Accounts payable	70,814	64,065
Customer fund deposits	127,375	131,405
Processing liabilities	130,871	95,273
Borrowings:
Current portion	—	102,001
Long-term portion	150,000	50,000
Accrued buyout liability:
Current portion	13,943	10,478
Long-term portion	25,436	24,932
Total liabilities	633,642	602,253
Total stockholders’ equity	260,475	209,786

December 31, 2013 Compared to December 31, 2012
Total assets increased $86.9 million, or 10.7%, to $900.3 million at December 31, 2013 from $813.4 million at December 31, 2012, primarily due to increases of $23.5 million in cash, $19.6 million in receivables, $22.4 million in property and equipment, and $22.9 million in goodwill. Partially offsetting these increases was a $17.0 million decrease in assets held for sale related to CPOS, which settled in January 2013. The increase in goodwill is primarily due to the September 11, 2013 purchase of 66.67% of the outstanding capital stock of Leaf Holdings, Inc ("Leaf"). See “- Liquidity and Capital Resources” for more detail on the Leaf transaction. The increase in property and equipment reflects our continued investments in our information technology and products.

At December 31, 2013, cash totaled $71.9 million, an increase of $23.5 million, or 48.5%, compared to cash of $48.4 million at December 31, 2012. Our December 31, 2013 cash balance included approximately $32.1 million of processing-related cash in transit and collateral, compared to approximately $31.6 million of cash in transit and collateral at December 31, 2012. Excluding the processing-related cash balances, our operating cash balance increased $23.1 million, or 137.3%. At December 31, 2013, we did not use any of our available cash to fund merchant advances, while at December 31, 2012, we had used $3.8 million of our available cash to fund advances of interchange. Interchange advances are included in our receivables from card processing merchants and are collected at the beginning of the following month. See “— Liquidity and Capital Resources” for more detail on cash provided by operating activities.

    Our receivables, which increased $19.6 million, or 10.9%, to $200.0 million at December 31, 2013 from $180.4 million at December 31, 2012, are primarily due from our card processing merchants and result in large part from our practice of advancing interchange fees to most of our SME merchants during the month and collecting those fees from merchants at the beginning of the following month, as well as from transaction fees we charge merchants for processing transactions. The portion of our total receivables which are due from SME card processing merchants increased $11.3 million from December 31, 2012. The amount due to our sponsor banks for funding merchant interchange advances was $17.8 million at December 31, 2013, compared to $36.3 million at December 31, 2012. The payable to sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants.

Total receivables also include amounts due from bankcard networks for pre-funding Discover and American Express transactions to our merchants. These amounts are recovered from the bankcard networks the following business day from the date of processing the transaction. Amounts due from bankcard networks at December 31, 2013 increased $6.9 million from December 31, 2012 reflecting overall higher processing volume for the period ending December 31, 2013 compared to December 31, 2012. Processing liabilities at December 31, 2013 also increased, reflecting this higher processing volume.

Total borrowings decreased $2.0 million, or 1.3%, to $150.0 million at December 31, 2013 from $152.0 million at December 31, 2012, primarily reflecting $15.0 million of quarterly amortization payments made under the Term Credit Facility partially offset by additional borrowings of $13.0 million that were made under our Credit Facility. See “—Liquidity and Capital Resources—Credit Facilities” for discussion of our Credit Facilities.

Total stockholders’ equity increased $50.7 million from December 31, 2012 primarily due to recording net income of $78.6 million for the year ended December 31, 2013, $14.2 million of proceeds received from the exercise of stock options, tax benefits of $11.6 million related to those stock option exercises and $12.8 million of share-based compensation expense. Partially offsetting this increase was $50.3 million reflecting the cost of purchasing treasury shares and $10.3 million for dividends declared on our common stock.

Liquidity and Capital Resources
General. Liquidity and capital resource management is a process focused on providing the funding we need to meet our short and long-term cash and working capital needs. We have used our funding sources to build our merchant portfolio, our technology platforms, and our service center, and to make acquisitions with the expectation that these investments will generate cash flows sufficient to cover our working capital needs and other anticipated needs for capital.
Our cash requirements include funding payments to salespersons for signing bonuses, residual commissions and residual buyouts, paying interest expense and other operating expenses, including taxes, investing in our technology infrastructure, and making acquisitions of businesses or assets. We expect that our future cash requirements will continue to include amounts used to repurchase our common stock and pay dividends, both as authorized by our Board of Directors.

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

Working Capital. Our working capital, defined as current assets less current liabilities, was positive by $37.8 million at December 31, 2013, compared to negative working capital of $85.5 million at December 31, 2012. The change in working capital from negative in 2012 to positive in 2013 resulted primarily from refinancing our Prior Credit Agreement and classifying our borrowings of $150.0 million under the new Revolving Credit Facility as a long-term liability at December 31, 2013. The revolving borrowings under the Prior Credit Facility at December 31, 2012 were classified as a current liability since management's intent was to repay the revolving borrowings within twelve months. The refinancing occurred on October 23, 2013. During 2012, our working capital was negative primarily due to classifying $102.0 million of our borrowings under the Prior Credit Facility as current and using $103.4 million of operating cash to repurchase 3,634,044 shares of our common stock during 2012. See “—Credit Facilities” for a discussion of our Revolving Credit Facility and “—Common Stock Repurchases” for a discussion of our common stock repurchase programs.
At December 31, 2013 we had cash on our Consolidated Balance Sheet totaling $71.9 million compared to cash of $48.4 million at December 31, 2012. Our cash balance included processing-related cash in transit and collateral of $32.1 million and $31.6 million at December 31, 2013 and 2012, respectively.

On December 31, 2013, we had $200.0 million available under our Revolving Credit Facility. See “— Credit Facilities” for more details.

Acquisitions and Divestitures. In the fourth quarter of 2012, we, along with the 30% non-controlling shareholders of CPOS, entered into an agreement to sell CPOS to a third party. CPOS, which operates as a provider of payment processing services in Canada, was not a significant subsidiary and we had no continuing involvement in its operations. After receiving regulatory approval, the buyer settled this sale on January 31, 2013. The total sales price was $30.3 million cash including net working capital, of which we received $20.9 million for our 70% ownership position.

On September 11, 2013, we purchased 66.67% of Leaf's outstanding capital stock for a $14.5 million cash payment. The purchase price was financed from operating cash flows. Leaf provides us with a cloud-based, software-as-a-service (SaaS), Point-of-Sale (POS) system to deliver an open-architecture platform supporting numerous vertical-specific business applications. Leaf products provide a mobile payment platform built for local commerce, helping retail stores, restaurants, and other local merchants improve the speed and ease of checkout and offering easy-to-use business management, analytics, and customer engagement.

On December 31, 2012, we purchased for a $44.2 million cash payment the stock of Ovation. The cash purchase price was financed under the our Prior Credit Facility. The acquisition expanded our existing payroll processing business. Ovation added over 10,000 clients in 48 states providing payroll processing, payroll tax preparation, Internet payroll reporting, and direct deposit. This acquisition added scale to our HOP payroll platform, leveraging operating costs, and also adds management, a new sales approach including an affinity partner network and enhanced product and servicing capabilities.

On December 14, 2012, we purchased for a $37.6 million cash payment the stock of ECSI and net assets of related entities. The cash purchase price was financed under our Prior Credit Facility. The acquisition expanded our Campus Solutions division. ECSI supports the entire life cycle of higher education and post-graduation school/student services, including student loan payment processing, default solutions, refund services, tuition payment plans, electronic billing and payment, tax document services, and business outsourcing to more than 1,800 colleges and universities nationwide. With this acquisition, our Campus Solutions business gained ECSI’s client portfolio, boosting its number of higher education clients to more than 2,000 colleges and universities throughout North America.

We initiated our Heartland School Solutions business through acquisitions of the school solutions businesses operated by Lunchbox, Comalex, mySchoolBucks, School-Link Technologies and Lunch Byte Systems which served approximately 4,400, 3,700, 900, 10,000 and 10,000 schools, respectively. Heartland School Solutions develops, manufactures, sells, services and maintains POS systems that include software designed to facilitate accounting and management functions of school food service operations. These acquisitions allowed us to enter this business line, and provided the Company with the ability to offer Internet payment capability to parents, which facilitates on-line deposits of funds into student accounts and enables schools to operate more efficiently. We have consolidated the individual platforms and products to optimize synergies, cost efficiencies and product offerings to customers. The following summarizes funding of these five acquisitions:

•
On December 30, 2010, we purchased for a $7.7 million cash payment the net assets of Lunchbox. This acquisition was financed through a combination of cash on hand and our Prior Credit Facility. We repaid the amount we borrowed in the first quarter of 2011.

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

•
On June 29, 2012, we purchased for a $26.0 million cash payment the net assets of Lunch Byte Systems, Inc. (a.k.a. "Nutrikids"). The $26.0 million cash payment made on June 29, 2012 was funded through our Prior Credit Facility and subsequently repaid with cash on hand in July 2012.

Cash Flow Provided By Operating Activities. We reported net cash provided by operating activities of $112.1 million in 2013, compared to $171.8 million in 2012 and $107.2 million in 2011.

Cash provided by operating activities in 2013, 2012 and 2011 reflects the benefit of increases in pre-tax net income for those years as adjusted for non-cash operating items including depreciation and amortization and deferred taxes, and offset by the gain on the sale of business. Cash provided by operating activities in 2013 and 2012 were reduced by payments for income taxes of $38.8 million and $25.8 million, respectively, while 2011 operating cash flow benefited from a $16.7 million tax refund received from the carry back of our 2010 federal tax operating loss to prior years.
Cash provided by operating activities is impacted by the timing of cash flows related to our processing-related assets and liabilities. In 2013, cash provided by operating activities reflects uses of cash for an increase in receivables and a decrease in amounts due to sponsor bank, partially offset by an increase in processing liabilities. In 2012, cash provided by operating activities reflects benefits from increases in payables, especially related to increased dues and fees payable to the card networks, and an increase in processing liabilities, partially offset by a reduction in amounts due to sponsor banks.
Other major determinants of operating cash flow are net signing bonus payments, which consume operating cash as we install new merchants, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout Liability” for more information. We paid net signing bonuses of $29.1 million, $29.3 million, and $29.0 million, respectively, in 2013, 2012 and 2011. In 2013, 2012 and 2011, we reduced our accrued buyout liability by making buyout payments of $13.7 million, $11.9 million, and $10.4 million, respectively.

Cash Flow Used In Investing Activities. Net cash used in investing activities was $52.0 million for 2013, $139.8 million for 2012 and $60.7 million in 2011. Cash flows from investing activities for 2013 reflect the $19.3 million of net proceeds received from the sale of CPOS. The amount of cash used in investing activities during 2013 included $14.5 million for the investment in Leaf. The amount of cash used in investing activities during 2012 included $103.5 million for the acquisitions of NutriKids, ECSI, and Ovation. During 2011, we used cash of $23.2 million for the acquisitions of Comalex, mySchoolBucks and School-Link Technologies.
We made capital expenditures of $52.9 million, $34.5 million and $36.5 million in 2013, 2012, and 2011, respectively. We continue building our technology infrastructure, primarily for hardware and software needed for the development and expansion of our products and operating platforms. To further develop our technology, we anticipate that these expenditures will continue near current levels.
Cash Flow Used In Financing Activities. Net cash used in financing activities was $38.8 million in 2013, $21.8 million in 2012 and $47.8 million in 2011.
During 2013, 2012 and 2011, we made term loan amortization payments due under our Prior Credit Agreement of $15.0 million each year. On October 23, 2013, we drew down $150.0 million on our Revolving Credit Facility and used those proceeds to repay borrowings outstanding under our Prior Credit Agreement. During 2012, we drew down a total of $133.0 million on our Prior Revolving Credit Facility and repaid $51.0 million on that revolving facility during that year. The outstanding balance of $82.0 million at December 31, 2012 was used to fund the acquisitions of ECSI and Ovation. See “— Credit Facilities” for more details.
Cash used in financing activities in 2013, 2012 and 2011 included cash used for common stock repurchases. See “ —Common Stock Repurchases” for more information on our common stock repurchase authorizations. We used $49.6 million of cash to repurchase 1,486,783 shares of our common stock during 2013, $103.8 million of cash to repurchase 3,634,044 shares of our common stock during 2012 and $16.4 million of cash to repurchase 778,889 shares of our common stock during 2011. During 2013, 2012 and 2011, employees exercised stock options generating cash proceeds in the aggregate of $14.2 million, $18.3 million and $9.7 million, respectively, and tax benefits of $11.6 million, $6.0 million and $3.5 million, respectively.

Cash dividends paid in 2013 were $10.3 million, compared to $9.2 million and $6.2 million, respectively, in 2012 and 2011. See “— Dividends on Common Stock” for more information on our common stock dividends.
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

The Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $350 million (the “Revolving Credit Facility”), of which up to $35 million may be used for the issuance of letters of credit and up to $35 million is available for swing line loans. The Revolving Credit Facility also provides for, upon the prior approval of the administrative agent and subject to the receipt of commitments, an increase of $150 million to the total revolving commitments for a total commitment under the Revolving Credit Facility of $500 million. The Revolving Credit Facility is available to us on a revolving basis until October 23, 2018. All principal and interest not previously paid on the Revolving Credit Facility will mature and be due and payable on October 23, 2018.

The Credit Agreement and the Prior Credit Agreement contain covenants which include: maintenance of certain leverage and fixed charge coverage ratios; limitations on our indebtedness, liens on our properties and assets, investments in, and loans to other business units, our ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to our subsidiaries. We were in compliance with these covenants as of December 31, 2013 and December 31, 2012 and expect we will remain in compliance with the covenants of the Credit Agreement for at least the next twelve months.

The Prior Credit Agreement provided a term credit facility (the “Term Credit Facility”). The Term Credit Facility required amortization payments in the amount of $5.0 million for each fiscal quarter during the fiscal years ended December 31, 2013 and 2014.

On October 23, 2013, we drew down $150.0 million on our Revolving Credit Facility and used those proceeds to repay borrowings then outstanding under our Prior Credit Agreement which included: $55.0 million under the Term Credit Facility and $91.0 million under the Prior Credit Agreement revolving credit facility (the "Prior Revolving Credit Facility"). The remainder of the proceeds from the Revolving Credit Facility was used to provide ongoing working capital and for other general purposes. At December 31, 2013, there was $150.0 million outstanding under the Credit Agreement.

At December 31, 2012, there was $70.0 million outstanding under the Term Credit Facility and $82.0 million outstanding under the Prior Revolving Credit Facility.

Common Stock Repurchases. On each of October 21, 2011, July 27, 2012, and November 2, 2012, our Board of Directors authorized the repurchase of up to $50.0 million of our outstanding common stock under each authorization. On May 8, 2013, our Board of Directors authorized the repurchase of up to $75.0 million of our outstanding common stock. Repurchases under the October 21, 2011 and July 27, 2012 authorizations were completed during the year ended December 31, 2012 and repurchases under the November 2, 2012 authorization were completed during the quarter ended June 30, 2013. The May 8, 2013 authorization is ongoing. Repurchases under these programs were made through the open market from time to time in accordance with applicable laws and regulations. We intend to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including our Revolving Credit Facility and the proceeds of options exercises. The manner, timing and amount of repurchases, if any, will be determined by management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements. The repurchase program may be modified or discontinued at any time.

A summary of repurchase activity under these authorizations is as follows:

	Repurchase Programs by Authorization Date
	October 2011	July 2012	November 2012	May 2013	Total
Activity For the Year ended December 31, 2013
Shares repurchased	—	—	952,183	534,600	1,486,783
Cost of shares repurchased (in thousands)	—	—	$29,813	$20,488	$50,301
Average cost per share	—	—	$31.31	$38.32	$33.83
Remaining authorization (in thousands)	—	—	—	$54,512	$54,512

Activity For the Year ended December 31, 2012
Shares repurchased	1,157,440	1,760,804	715,800	—	3,634,044
Cost of shares repurchased (in thousands)	$33,172	$50,000	$20,187	—	$103,359
Average cost per share	$28.66	$28.40	$28.20	—	$28.44

Activity For the Year ended December 31, 2011
Shares repurchased	778,889	—	—	—	778,889
Cost of shares repurchased (in thousands)	$16,828	—	—	—	$16,828
Average cost per share	$21.61	—	—	—	$21.61

Dividends on Common Stock.	During the years ended December 31, 2013, 2012 and 2011, our Board of Directors
declared the following quarterly cash dividends on common stock:
Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Twelve Months Ended December 31, 2013
February 7, 2013	March 4, 2013	March 15, 2013	$0.07
April 30, 2013	May 24, 2013	June 15, 2013	$0.07
July 30, 2013	August 23, 2013	September 13, 2013	$0.07
October 29, 2013	November 22, 2013	December 13, 2013	$0.07

Twelve Months Ended December 31, 2012
February 8, 2012	March 2, 2012	March 15, 2012	$0.06
May 1, 2012	May 24, 2012	June 15, 2012	$0.06
July 27, 2012	August 24, 2012	September 14, 2012	$0.06
November 1, 2012	November 23, 2012	December 14, 2012	$0.06

Twelve Months Ended December 31, 2011
February 16, 2011	March 4, 2011	March 15, 2011	$0.04
May 13, 2011	May 24, 2011	June 15, 2011	$0.04
August 2, 2011	August 24, 2011	September 15, 2011	$0.04
October 21, 2011	November 24, 2011	December 15, 2011	$0.04

On February 5, 2014, our Board of Directors declared a quarterly cash dividend of $0.085 per share of common stock, payable on March 14, 2014 to stockholders of record as of March 3, 2014.

Contractual Obligations. The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we must do so. As the majority of our SME transactions involve the delivery of the product or service at the time of the transaction, a good basis to estimate our exposure to chargebacks is the last four months' card processing volume on our SME portfolio, which was $24.4 billion for the four months ended December 31, 2013 and $23.5 billion for the four months ended December 31, 2012. However, during the four months ended December 31, 2013 and December 31, 2012, we were presented with $11.7 million and $11.8 million, respectively, of chargebacks by issuing banks. In 2013, 2012 and 2011, we incurred merchant credit losses of $3.1 million, $2.0 million and $5.1 million, respectively, on total SME card dollar volumes processed of $74.6 billion, $71.7 billion and $67.5 billion respectively. These credit losses are included in processing and servicing expense in our Consolidated Statement of Income.

The following table reflects our significant contractual obligations as of December 31, 2013:
	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$12,922	$6,844	$6,078	$—	$—
Telecommunications providers (b)	6,939	3,359	2,743	837	—
Facility and equipment leases	38,907	10,410	13,226	7,251	8,020
Revolving Credit Facility (c)	150,000	—	—	150,000	—
	$208,768	$20,613	$22,047	$158,088	$8,020

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

(b)
We have agreements in place with several large telecommunications companies that provide data center services, wide area network connectivity, and voice services that are used by both our call center and card payment processing platforms.  These providers require both dollar and term commitments for the services they provide.  If we do not meet the minimum terms, then there is a requirement to pay the remaining commitments.

(c)
Interest rates on the Revolving Credit Facility are variable in nature; however, we are party to fixed-pay amortizing interest rate swaps having a remaining notional amount at December 31, 2013 of $25.0 million. If interest rates were to remain at the December 31, 2013 level, we would make interest payments of $1.4 million in the next year and $0.5 million in the next 1 to 3 years or a total of $2.0 million including net settlements on the fixed-pay amortizing interest rate swaps. The Revolving Credit Facility is available on a revolving basis until October 23, 2018.

Unrecognized Tax Benefits. At December 31, 2013, we had gross tax-effected unrecognized tax benefits of approximately $5.6 million. See “— Critical Accounting Estimates — Income Taxes.” As of December 31, 2013 we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

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

Legal and Regulatory Considerations

Processing System Intrusion Legal Proceedings
To date, we have had several lawsuits filed against us that arose out of the Processing System Intrusion and additional lawsuits may be filed. For information concerning pending lawsuits, see "— Item 3. Legal Proceedings." Although we intend to defend the lawsuits described in Item 3 vigorously, we cannot predict the outcome of such lawsuits.
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

We have interest rate risk related to our payable to our sponsor banks. Within our amount payable to our sponsor banks are balances which our sponsor banks have advanced to our SME merchants for interchange fees. Historically, these advances to our SME merchants were funded first with our available cash, then by incurring a payable to our sponsor banks when that cash had been expended. Beginning in the fourth quarter of 2012, these merchant advances are first funded from settlement cash received from bankcard networks when receipt of that settlement cash precedes the funding obligation to the SME merchant. At December 31, 2013, our payable to sponsor banks included $17.8 million for funding advances to our merchants. During the quarter ended December 31, 2013, the average daily interest-bearing balance of that payable was approximately

$41.1 million. A hypothetical 100 basis point change in short-term interest rates applied to our average payable to sponsor banks would result in a change of approximately $411,000 in annual pre-tax income.

We also incur interest rate risk on borrowings under our Credit Agreement. See “—Liquidity and Capital Resources—Credit Facilities” for more detail on our Credit Agreement. The Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $350 million (the “Revolving Credit Facility”). The Revolving Credit Facility is available to the Company on a revolving basis until October 23, 2018. All principal and interest not previously paid on the Revolving Credit Facility will mature and be due and payable on October 23, 2018. At December 31, 2013, there was $150.0 million of variable rate debt outstanding under the Revolving Credit Facility. We entered into fixed-pay amortizing interest rate swaps having a remaining notional amount of $25.0 million at December 31, 2013. These interest rate swaps are assigned to the Revolving Credit Facility and convert $25.0 million of variable rate debt to fixed rate, managing the risk of changes in cash flows attributable to changes in the variable interest rate. These interest rate swaps amortize at $2.5 million per quarter in 2014 and $3.75 million per quarter in 2015 until their maturing in November 2015. The impact which a hypothetical 100 basis point increase in short-term interest rates would have on our outstanding December 31, 2013 balances under the Credit Agreement would be a decline of approximately $1.3 million in annual pre-tax income, including the effect from interest rate swaps.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities within three years. At December 31, 2013, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $79,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $172,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $79,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $172,000.

Foreign Currency Risk. Substantially all of our business is conducted in U.S. dollars. Prior to January 2013, our previously 70% owned Canadian processing subsidiary, CPOS, which conducted its operations in Canadian dollars, exposed us to foreign currency risk. Consequently, a portion of CPOS' revenues and expenses, which are reflected in Income from Discontinued Operations in the Consolidated Statements of Income, were affected by fluctuations in foreign currency exchange rates. We were also affected by fluctuations in exchange rates on assets and liabilities, which are reflected in assets held for sale and liabilities related to assets held for sale on our Consolidated Balance Sheets, related to our CPOS subsidiary. We had not hedged our translation risk on foreign currency exposure. For the year ended December 31, 2013, foreign currency exposures had an immaterial impact on our revenues and our net income. For 2012, fluctuations in exchange rates on CPOS' assets and liabilities increased our total other comprehensive income and noncontrolling interests by $0.3 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Heartland Payment Systems, Inc.

We have audited the accompanying consolidated balance sheets of Heartland Payment Systems, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Heartland Payment Systems, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Heartland Payment Systems, Inc.

We have audited the internal control over financial reporting of Heartland Payment Systems, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 27, 2014

Heartland Payment Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
Assets	2013	2012
Current assets:
Cash and cash equivalents	$71,932	$48,440
Funds held for customers	127,375	131,405
Receivables, net	200,040	180,448
Investments	4,101	1,199
Inventory	11,087	9,694
Prepaid expenses	15,284	10,421
Current tax assets	10,426	—
Current deferred tax assets, net	9,548	10,475
Assets held for sale	—	17,044
Total current assets	449,793	409,126
Capitalized customer acquisition costs, net	61,027	56,425
Property and equipment, net	147,388	125,031
Goodwill	190,978	168,062
Intangible assets, net	49,857	53,594
Deposits and other assets, net	1,262	1,176
Total assets	$900,305	$813,414

Liabilities and Equity
Current liabilities:
Due to sponsor banks	$19,109	$37,586
Accounts payable	70,814	64,065
Customer fund deposits	127,375	131,405
Processing liabilities	130,871	95,273
Current portion of accrued buyout liability	13,943	10,478
Accrued expenses and other liabilities	49,861	47,817
Current portion of borrowings	—	102,001
Current tax liabilities	—	4,323
Liabilities related to assets held for sale	—	1,672
Total current liabilities	411,973	494,620
Deferred tax liabilities, net	40,600	29,632
Reserve for unrecognized tax benefits	5,633	3,069
Long-term portion of borrowings	150,000	50,000
Long-term portion of accrued buyout liability	25,436	24,932
Total liabilities	633,642	602,253
Commitments and contingencies (Note 17)	—	—

Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 37,485,486 and 37,571,708 shares issued at December 31, 2013 and December 31, 2012; 36,950,886 and 36,855,908 outstanding at December 31, 2013 and December 31, 2012	37	38
Additional paid-in capital	245,055	222,705
Accumulated other comprehensive loss	(88)	(399)
Retained earnings	35,960	7,629
Treasury stock, at cost (534,600 and 715,800 shares at December 31, 2013 and December 31, 2012)	(20,489)	(20,187)
Total stockholders’ equity	260,475	209,786
Noncontrolling interests	6,188	1,375
Total equity	266,663	211,161
Total liabilities and equity	$900,305	$813,414

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011

Total revenues	$2,135,372	$2,013,436	$1,985,577
Costs of services:
Interchange	1,335,487	1,284,038	1,359,448
Dues, assessments and fees	200,903	199,503	155,233
Processing and servicing	237,232	216,863	208,542
Customer acquisition costs	42,109	43,547	46,140
Depreciation and amortization	19,975	19,750	14,368
Total costs of services	1,835,706	1,763,701	1,783,731
General and administrative	173,568	139,934	125,765
Total expenses	2,009,274	1,903,635	1,909,496
Income from operations	126,098	109,801	76,081
Other income (expense):
Interest income	124	201	142
Interest expense	(5,429)	(3,446)	(4,122)
Provision for processing system intrusion costs	(353)	(563)	(1,012)
Other, net	112	(949)	(1,550)
Total other expense	(5,546)	(4,757)	(6,542)
Income from continuing operations before income taxes	120,552	105,044	69,539
Provision for income taxes	46,450	40,691	26,551
Net income from continuing operations	74,102	64,353	42,988
Income from discontinued operations, net of income tax of $2,135, $803 and $575	3,970	2,185	1,359
Net income	78,072	66,538	44,347
Less: Net income (loss) attributable to noncontrolling interests
Continuing operations	(610)	—	—
Discontinued operations	56	649	408
Net income attributable to Heartland	$78,626	$65,889	$43,939

Amounts Attributable to Heartland:
Net income from continuing operations, net of noncontrolling interests	$74,712	$64,353	$42,988
Income from discontinued operations, net of income tax and noncontrolling interests	3,914	1,536	951
Net income attributable to Heartland	$78,626	$65,889	$43,939

Basic earnings per share:
Income from continuing operations	$2.03	$1.67	$1.10
Income from discontinued operations	0.11	0.04	0.03
Basic earnings per share	$2.14	$1.71	$1.13

Diluted earnings per share:
Income from continuing operations	$1.96	$1.60	$1.07
Income from discontinued operations	0.10	0.04	0.02
Diluted earnings per share	$2.06	$1.64	$1.09

Weighted average number of common shares outstanding:
Basic	36,791	38,468	38,931
Diluted	38,053	40,058	40,233

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$78,072	$66,538	$44,347
Other comprehensive income (loss):
Unrealized gains (losses) on investments, net of income tax of $8, $21 and $(4)	12	33	(5)
Unrealized gains (losses) on derivative financial instruments, net of tax of $153, $29 and ($341)	254	51	(556)
Foreign currency translation adjustment	(54)	281	(223)
Comprehensive income	78,284	66,903	43,563
Less: Comprehensive (loss) income attributable to noncontrolling interests	(570)	733	341
Comprehensive income attributable to Heartland	$78,854	$66,170	$43,222

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Consolidated Statements of Equity
(In thousands)

	Heartland Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares	Amount

Balance, January 1, 2011	38,415	$38	$185,689	$37	$(8,471)	—	$301	$177,594
Issuance of common stock– options exercised	1,134	1	9,684	—	—	—	—	9,685
Issuance of common stock – RSU’s vested	78	—	(732)	—	—	—	—	(732)
Excess tax benefit on employee share-based compensation	—	—	3,454	—	—	—	—	3,454
Repurchase of common stock	(779)	—	—	—	—	(16,828)	—	(16,828)
Share-based compensation	—	—	9,548	—	—	—	—	9,548
Other comprehensive loss	—	—	—	(717)	—	—	(67)	(784)
Dividends on common stock ($0.16 per share)	—	—	—	—	(6,232)	—	—	(6,232)
Net income for the year	—	—	—	—	43,939	—	408	44,347
Balance, December 31, 2011	38,848	$39	$207,643	$(680)	$29,236	$(16,828)	$642	$220,052
Issuance of common stock– options exercised	1,522	2	18,301	—	—	—	—	18,303
Issuance of common stock – RSU’s vested	120	—	(1,641)	—	—	—	—	(1,641)
Excess tax benefit on employee share-based compensation	—	—	5,954	—	—	—	—	5,954
Repurchase of common stock	(3,634)	—	—	—	—	(103,359)	—	(103,359)
Retirement of treasury stock	—	(3)	(21,739)	—	(78,258)	100,000	—	—
Share-based compensation	—	—	14,187	—	—	—	—	14,187
Other comprehensive income	—	—	—	281	—	—	84	365
Dividends on common stock ($0.24 per share)	—	—	—	—	(9,238)	—	—	(9,238)
Net income for the year	—	—	—	—	65,889	—	649	66,538
Balance, December 31, 2012	36,856	$38	$222,705	$(399)	$7,629	$(20,187)	$1,375	$211,161
Issuance of common stock– options exercised	1,265	1	14,173	—	—	—	—	14,174
Issuance of common stock – RSU’s vested	317	—	(6,233)	—	—	—	—	(6,233)
Excess tax benefit on employee share-based compensation	—	—	11,596	—	—	—	—	11,596
Repurchase of common stock	(1,487)	—	—	—	—	(50,302)	—	(50,302)
Retirement of treasury stock	—	(2)	(10,024)	—	(39,974)	50,000	—	—
Share-based compensation	—	—	12,838	—	—	—	—	12,838
Changes in equity from sale of discontinued operation	—	—	—	83	—	—	(1,415)	(1,332)
Other comprehensive income (loss)	—	—	—	228	—	—	(16)	212
Noncontrolling interests in subsidiary acquired	—	—	—	—	—	—	6,798	6,798
Dividends on common stock ($0.28 per share)	—	—	—	—	(10,321)	—	—	(10,321)
Net income (loss) for the year	—	—	—	—	78,626	—	(554)	78,072
Balance, December 31, 2013	36,951	$37	$245,055	$(88)	$35,960	$(20,489)	$6,188	$266,663

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$78,072	$66,538	$44,347
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	45,648	45,125	47,188
Other depreciation and amortization	35,389	28,213	27,837
Addition to loss reserves	2,787	2,595	6,011
Provision for doubtful receivables	195	1,043	2,423
Deferred taxes	8,403	5,136	778
Share-based compensation	12,838	14,187	9,548
Gain on sale of business	(3,786)	—	—
Write off of fixed assets and other	1,034	1,066	2,044
Changes in operating assets and liabilities:
Increase in receivables	(19,693)	(665)	(1,409)
(Increase) decrease in inventory	(1,343)	1,460	(194)
Payment of signing bonuses, net	(29,091)	(29,320)	(29,035)
Increase in capitalized customer acquisition costs	(21,159)	(17,216)	(14,276)
Increase in prepaid expenses	(2,664)	(612)	(1,677)
(Increase) decrease in current tax assets	(3,138)	9,118	23,522
Increase in deposits and other assets	(1,118)	(451)	(65)
Excess tax benefits on employee share-based compensation	(11,596)	(5,954)	(3,454)
Increase in reserve for unrecognized tax benefits	2,564	1,251	510
Decrease in due to sponsor banks	(18,477)	(26,295)	(8,692)
Increase in accounts payable	2,136	11,840	3,779
Decrease in accrued expenses and other liabilities	(1,605)	(964)	(763)
Increase (decrease) in processing liabilities	32,761	61,993	(4,104)
Payouts of accrued buyout liability	(13,651)	(11,886)	(10,380)
Increase in accrued buyout liability	17,620	15,638	13,228
Net cash provided by operating activities	112,126	171,840	107,166
Cash flows from investing activities
Purchase of investments	(5,262)	(6,556)	(3,781)
Maturities of investments	2,000	4,714	2,934
Decrease (increase) in funds held for customers	4,040	(88,839)	(6,163)
(Decrease) increase in customer fund deposits	(4,030)	88,893	5,988
Proceeds from sale of business	19,343	—	—
Acquisitions of businesses, net of cash acquired	(15,182)	(103,470)	(23,165)
Purchases of property and equipment	(52,924)	(34,549)	(36,543)
Net cash used in investing activities	(52,015)	(139,807)	(60,730)
Cash flows from financing activities
Proceeds from borrowings, net	156,416	133,000	—
Principal payments on borrowings	(161,001)	(66,003)	(38,287)
Proceeds from exercise of stock options	14,174	18,303	9,685
Excess tax benefits on employee share-based compensation	11,596	5,954	3,454
Repurchases of common stock	(49,625)	(103,774)	(16,414)
Dividends paid on common stock	(10,321)	(9,238)	(6,232)
Net cash used in financing activities	(38,761)	(21,758)	(47,794)

Net increase (decrease) in cash	21,350	10,275	(1,358)
Effect of exchange rates on cash	1	5	(70)
Cash at beginning of year	50,581	40,301	41,729
Cash at end of year	$71,932	$50,581	$40,301

Supplemental cash flow information:
Cash paid during the period for:
Interest	$4,598	$2,991	$3,783
Income taxes	38,827	25,832	2,349
See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements

1. Organization and Operations

Basis of Financial Statement Presentation— The accompanying consolidated financial statements include those of Heartland Payment Systems, Inc. (the “Company,” “we,” “us,” or “our”) and its wholly-owned subsidiaries, Heartland Ovation Payroll, Inc. ("Ovation"), Educational Computer Systems, Inc. ("ECSI"), Debitek, Inc. (“Debitek”) and Heartland Acquisition LLC (“Network Services”), and as of September 11, 2013, Leaf Acquisition, LLC (which holds 66.67% of the outstanding capital stock of Leaf Holdings, Inc ("Leaf")), and until January 31, 2013, its previously 70% owned subsidiary Collective POS Solutions Ltd. (“CPOS”). The Company entered into an agreement during the fourth quarter of 2012 to sell CPOS.  The transaction was settled on January 31, 2013 and the Company recorded a gain on the sale in the first quarter of 2013. The Company presents CPOS as a discontinued operation in the accompanying consolidated financial statements. See Note 20, Discontinued Operations for more detail. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.

Business Description—The Company’s primary business is to provide card payment processing services to merchants throughout the United States, and until January 31, 2013 in Canada (See Note 20, Discontinued Operations for more detail). This involves providing end-to-end electronic payment processing services to merchants by facilitating the exchange of information and funds between them and cardholders' financial institutions. To accomplish this, the Company undertakes merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support, and risk management. Card payment processing services also includes selling and renting point-of-sale devices. The Company also provides additional services, including those provided through subsidiaries, such as:

•
School nutrition, point-of-sale solutions, and associated payment solutions, including online prepayment solutions to kindergarten through 12th grade ("K to 12") schools throughout the United States provided by Heartland School Solutions,

•	Full-service payroll processing and related tax filing services throughout the United States provided by Heartland Ovation Payroll,

•	Payment processing, higher education loan services and open- and closed-loop payment solutions to colleges and universities throughout the United States and Canada provided by Campus Solutions,

•
Prepaid Card including stored-value card solutions throughout the United States and Canada provided by Micropayments, and marketing solutions including loyalty and gift cards throughout the United States, provided through Heartland Marketing Solutions.

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

The sponsorship agreements with the member banks require, among other things, that the Company abide by the bylaws and regulations of the Visa and MasterCard networks, and certain of the sponsor banks require a certificate of deposit or a cash balance in a deposit account. If the Company were to breach a sponsorship agreement and under certain circumstances, the sponsor banks may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative sponsor bank. The Company is generally dependent on its sponsor banks, Visa and MasterCard for notification of any compliance breaches. As of December 31, 2013, the Company has not been notified of any such issues by its sponsor banks, Visa or MasterCard.

At December 31, 2013, the Company is party to three bank sponsorship agreements.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

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

•
In November 2009, the Company entered into a sponsorship agreement with The Bancorp Bank ("TBB") to sponsor processing for the Company's Network Services merchants. The agreement with TBB expires in February 2015 and will automatically renew for successive one-year periods unless either party provides six months written notice of non-renewal to the other party.

On October 1, 2013, the Company transfered sponsorship and processing for a portfolio SME merchants from Heartland Bank to TBB. The Company was party to a prior sponsorship agreement with Heartland Bank, an unrelated third party, to sponsor SME merchant processing. In March 2013, the Company notified Heartland Bank of its intention to terminate the sponsorship agreement and made arrangements for continuing sponsorship with TBB under the terms of the November 2009 sponsorship agreement.

•
On March 24, 2011, the Company entered into a sponsorship agreement with Barclays Bank Delaware to sponsor processing for certain of the Company's large national merchants. The agreement with Barclays Bank Delaware expires in March 2016 and will automatically renew for successive one-year periods unless either party provides six months written notice of non-renewal to the other party.

Following is a breakout of the Company’s total Visa and MasterCard settled card processing volume for the month ending December 31, 2013 by percentage processed under its individual bank sponsorship agreements:

% of December 2013
Sponsor Bank	Card Processing Volume
Wells Fargo Bank, N.A.	67%
The Bancorp Bank	22%
Barclays Bank Delaware	11%

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

Working Capital— The Company's working capital, defined as current assets less current liabilities, was positive by $37.8 million at December 31, 2013 and negative by $85.5 million at December 31, 2012. The change in working capital from negative to positive from 2012 to 2013 resulted primarily from refinancing the Company’s Prior Credit Agreement and classifying borrowings of $150.0 million under the new Revolving Credit Facility as a long-term liability at December 31, 2013. The revolving borrowings under the Prior Credit Facility at December 31, 2012 were classified as a current liability because management's intent was to repay the revolving borrowings within twelve months. The refinancing occurred on October 23, 2013. During 2012, the working capital was negative primarily due to classifying $102.0 million of the Company's borrowings under the Prior Credit Facility as current liabilities and using $103.4 million of operating cash to repurchase 3,634,044 shares of the Company's common stock during 2012. See Note 10, Credit Facilities for information on the Company's Revolving Credit Facility and Note 12, Stockholders' Equity for information on common stock repurchases. The Company believes that its current cash and investment balances, cash generated from operations and its agreements with its sponsor banks to fund SME merchant advances will provide sufficient liquidity to meet its anticipated needs for operating

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

capital for at least the next twelve months.

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

Cash and Cash Equivalents— At December 31, 2013, cash included approximately $32.1 million of processing-related cash in transit and collateral, compared to approximately $31.6 million of processing-related cash in transit and collateral at December 31, 2012. Processing-related cash in transit and collateral includes funds in transit associated with timing differences arising between the amounts our sponsor banks receive from the bankcard networks and the amounts funded by the Company’s merchants.  Processing related cash in transit and collateral also includes merchant deposits, collateral deposits, and funds in transit relating to timing differences for non-card payment processing businesses.

Receivables—The Company's primary receivables are from its bankcard processing merchants. In addition to receivables for transaction fees the Company charges its merchants for processing transactions, these receivables include amounts resulting from the Company's practice of advancing interchange fees to most of its SME merchants during the month and collecting those fees at the beginning of the following month. The Company does not advance interchange fees to its Network Services merchants. Network Services merchants are invoiced monthly, on payment terms of 30 days net from date of invoicing. Receivables from merchants also include receivables from the sale of point-of-sale terminal equipment.

Historically, the Company funded interchange advances to its SME merchants first with its available cash, and when that cash had been expended, by directing its sponsor banks to fund advances thereby incurring a payable to sponsor banks. In the fourth quarter of 2012, the Company accelerated the end-of-day presentment of transaction funding files to the bankcard networks resulting in its sponsor banks receiving settlement cash one day earlier and increasing funding obligations to its SME merchants, which are carried in processing liabilities. As a result of accelerated presentment, the Company funds these merchant interchange advances/receivables first from the accelerated settlement cash received from bankcard networks, then from the Company's available cash or by incurring a payable to its sponsor banks. At December 31, 2013, the Company did not use any of its available cash to fund merchant advances. At December 31, 2012, the Company used $3.8 million of its available cash to fund merchant advances. The amount due to sponsor banks for funding advances was $17.8 million at December 31, 2013 and $36.3 million at December 31, 2012. The Company pays its sponsor banks the prime rate on these payables. The payable to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants.

Receivables also include amounts resulting from the pre-funding of Discover and American Express transactions to the Company's merchants as well as amounts due from PIN debit transactions. These amounts are recovered the next business day following the date of processing the transaction.

Receivables also include amounts resulting from the sale, installation, training and repair of payment system hardware and software for Campus Solutions, Heartland School Solutions and Prepaid Card systems. These receivables are mostly invoiced on terms of 30 days net from date of invoicing.

Receivables are stated net of allowance for doubtful accounts. The Company estimates its allowance based on experience with its merchants, customers, and sales force and its judgment as to the likelihood of their ultimate payment. The Company also considers collection experience and makes estimates regarding collectability based on trends in the aging. Historically, the Company has not experienced significant charge offs for its merchant and customer receivables.

Investments and Funds Held for Customers—Investments, including those carried on the Consolidated Balance Sheets as Funds held for customers, consist primarily of equity investments, fixed income bond funds and certificates of deposit. Funds held for customers also include overnight bank deposits. The majority of investments carried in Funds held for customers are available-for-sale and recorded at fair value based on quoted market prices. Certificates of deposit are classified

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

as held to maturity and recorded at cost. In the event of a sale, cost is determined on a specific identification basis. At December 31, 2013, Funds held for customers included cash and cash equivalents of $114.1 million and investments available for sale of $13.2 million.

The asset funds held for customers and the liability customer fund deposits include: (i) amounts collected from customers prior to funding their payroll liabilities, as well as related tax and fiduciary liabilities for those customers, and (ii) amounts collected by Campus Solutions in its capacity as loan servicer, which will be remitted to the customer/owner of the student loans the following month.

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

Capitalized Customer Acquisition Costs, net—Capitalized customer acquisition costs consist of (1) up-front signing bonus payments made to Relationship Managers and sales managers (the Company's sales force, which are referred to as "salespersons") for the establishment of new merchant relationships, and (2) a deferred acquisition cost representing the estimated cost of buying out the residual commissions of vested salespersons. Capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins associated with merchant contracts. The capitalized customer acquisition costs are amortized using a method which approximates a proportional revenue approach over the initial three-year term of the merchant contract.

The up-front signing bonus paid for new SME bankcard, payroll and loyalty marketing accounts is based on the estimated gross margin for the first year of the merchant contract. The signing bonus, amount capitalized, and related amortization are adjusted after the first year to reflect the actual gross margin generated by the merchant contract during that year. The deferred customer acquisition cost asset is accrued over the first year of SME bankcard, payroll and loyalty marketing merchant processing, consistent with the build-up in the accrued buyout liability, as described below.

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

The Company believed that no impairment of capitalized customer acquisition costs had occurred as of December 31, 2013 and 2012.

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

Rent expense on operating leases is recorded on a straight-line basis over the term of the lease agreement. Tenant improvement allowances are deferred and amortized on a straight-line basis over the life of the lease agreement as a reduction to rent expense.

The Company capitalizes software development costs and amortizes such costs on a straight-line basis over an estimated useful life of 3 to 7 years. Preliminary project costs incurred prior to establishing technological feasibility are charged to operations as such costs are incurred. Once technological feasibility is established, costs are capitalized until the software is placed in service.

Long-Lived Assets—The Company evaluates the potential for impairment when changes in circumstances indicate that undiscounted cash flows estimated to be generated by the related assets are less than the carrying amount. Management believed that no such changes in circumstances or impairment have occurred as of December 31, 2013 or 2012.

Goodwill— Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. The Company has recorded goodwill in connection with it acquisitions, including the 2011, 2012 and 2013 acquisitions of Comalex, mySchoolBucks, School-Link, Lunch Byte, Educational Computer Systems, Ovation Payroll and Leaf. Goodwill is tested for impairment at least annually and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of the reporting unit. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred.  Such changes may include, among others: a significant decline in expected future cash flows; a sustained decline in market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates.  The Company performs its annual goodwill impairment testing in the fourth quarter. The Company's evaluation indicated that no impairment exists and the fair value of each reporting unit subject to the impairment evaluation exceeded the carrying value as of December 31, 2013 and 2012. At December 31, 2013 and 2012, goodwill of $191.0 million and $168.1 million, respectively, was recorded on the Company's Consolidated Balance Sheets.

Accrued Expenses and Other Liabilities— Accrued expenses and other liabilities on the Consolidated
Balance Sheets includes deferred revenue of $18.2 million and $13.0 million at December 31, 2013 and 2012, respectively, which is primarily related to the Company's Heartland School Solutions, Campus Solutions, and Payroll businesses.

Also included in accrued expenses and other liabilities at December 31, 2013 and 2012 is $3.4 million and $7.3 million, respectively, relating to the allocation of purchase price to an unfavorable processing contract associated with our September 30, 2011 acquisition of School-Link Technologies, Inc. During 2013, we recorded an adjustment to the carrying value of this unfavorable processing contract of $1.6 million to adjust the liability to reflect the latest estimate of the expected cash processing costs to be paid over the remainder of the contract. During the years ended 2013 and 2012, we amortized $2.4 million and $3.0 million of this accrued liability against the cash processing costs paid under that contract. This amortization was included in Cost of services in our Consolidated Statements of Income.

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
Notes To Consolidated Financial Statements—(Continued)

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

Revenue—The Company classifies its revenues into five categories: Card Payment Processing, Heartland School Solutions, Heartland Ovation Payroll, Campus Solutions and Prepaid Card/Other. The Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the price is fixed or determinable; and (4) collectability is reasonably assured.

Card Payment Processing revenue primarily consists of discount, per-transaction and periodic (primarily monthly) fees from the processing of Visa, MasterCard, American Express and Discover transactions for SME merchants and per-transaction fees for the authorization and settlement of transactions for Network Services merchants. Also included in this category are American Express and Discover servicing fees, merchant service fees, fees for processing chargebacks, termination fees on terminated contracts and fees from selling, renting and deploying point-of-sale devices. Interchange fees, which are the Company’s most significant expense, are set by the card networks and paid to the card issuing banks. For the majority of SME card processing revenue, the Company does not offset processing revenues and interchange fees because its business practice is to advance the interchange fees to most SME merchants when settling their daily transactions (thus paying the full amount of the transaction to the merchant), and then to collect the full discount fees from merchants on the first business day of the next month. The Company has merchant portability, credit risk, and the ultimate responsibility to the merchant and, as such, revenue is reported at the time of settlement on a gross basis. Payment processing services are transaction based and priced either as a fixed fee per transaction or calculated as a percentage of the transaction value. The fees are charged for the processing services provided and do not include the gross sales price paid by the ultimate buyer to the merchant. For SME merchants to whom the

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

Company does not advance interchange, it records card processing revenues net of interchange fees. As Network Services does not advance interchange fees to its merchants, the Company records its card processing revenues net of interchange fees.
The Company evaluates its contractual arrangements for indications that multiple element arrangements may exist. For contracts with multiple deliverables, the Company records revenue based on vendor specific objective evidence of selling price where applicable, or based on the best estimate of the selling price.

Heartland School Solutions revenues include fees from sales and maintenance of cafeteria point-of-sale solutions and associated payment solutions, including online prepayment solutions, back office management and hardware and technical support. Revenues are recorded at the time of shipment, over the maintenance period, or at the provision of services.
Heartland Ovation Payroll revenue includes fees charged for payroll processing services, including check printing, direct deposit, related federal, state and local tax deposits and providing accounting documentation and interest income earned on funds held for customers. Revenues are recorded at the time service is provided.
Campus Solutions revenue includes fees associated with providing solutions to support administrative services for higher education, including student loan payment processing, delinquency and default services, refund management, tuition payment plans, electronic billing and payment, tax document services, and business outsourcing. Campus Solutions revenue also includes fees from the sale and maintenance of open- and closed-loop payment hardware and software solutions for college or university campuses to process small value electronic transactions. Revenues are recorded at the time of shipment, over the maintenance period, or at the provision of services.
Prepaid Card and Other revenues include Micropayments fees from selling hardware and software for unattended online wireless credit card based payment systems, and unattended value top up systems for off-line closed-loop smart (chip) card based payment systems. Also included in this category are Heartland Marketing Solutions fees from selling mobile and card-based marketing services, gift cards and rewards services. Revenues are recorded at the time of shipment, over the maintenance period, or at the provision of services.

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

In 2013, other income (expense) includes:

•	Pre-tax income of $0.2 million relating to the sale of a group of merchant contracts within our Prepaid Card business.

•	Pre-tax charges of $0.4 million related to the Provision for Processing System Intrusion costs. See Note 17, Commitments and Contingencies for information on the Processing System Intrusion.

In 2012, other income (expense) includes:

•	Pre-tax charges of $0.9 million primarily due to write downs of capitalized information technology development projects.

•	Pre-tax charges of $0.6 million related to the Provision for Processing System Intrusion costs.

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

Income Taxes—The Company accounts for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates. The impact on deferred assets and liabilities of a change in tax rates is recognized in the period that the rate change is enacted. Valuation allowances are recorded when it is determined that it is more likely than not that a deferred tax asset will not be realized.

In the fourth quarter of 2012, the Company entered into an agreement to sell CPOS. Because the Company would no longer be indefinitely reinvesting undistributed earnings of CPOS, the Company recognized income tax expense net of foreign tax credits, of $0.4 million in 2012 on the Company's 70% portion of the CPOS cumulative undistributed earnings at December 31, 2012. See Note 13, Income Taxes and Note 20, Discontinued Operation, for more detail.

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
These excess tax benefits are reported as a financing cash inflow rather than a reduction of taxes paid, which is included within operating cash flows.  Accordingly, cash provided by operating activities decreased and cash provided by financing activities increased by $11.6 million in 2013, $6.0 million in 2012 and $3.5 million in 2011 related to excess tax benefits from stock-based awards.

Earnings per Share—Basic earnings per share was computed by dividing net income by weighted average number of common shares outstanding during the period. Diluted earnings per share was computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options and vesting of Restricted Share Units, where dilutive.

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

In January 2011, the Company entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50 million as a hedge of future cash flows on the variable rate debt outstanding under its credit facilities. These interest rate swaps convert the related notional amount of variable rate debt to fixed rate. The following table summarizes the components of the interest rate swaps.

	December 31, 2013	December 31, 2012
	(In thousands)
Notional value	$25,000	$35,000
Fair value (a)	(411)	(817)
Deferred tax benefit	153	313
(a) Recorded as a liability in accrued expenses and other liabilities

Foreign Currency—The Canadian dollar was the functional currency of CPOS, which operated in Canada. CPOS' revenues and expenses were translated at the average exchange rates prevailing during the period. The foreign currency assets and liabilities of CPOS were translated at the period-end rate of exchange. The resulting translation adjustment was allocated between the Company and CPOS' noncontrolling interests and is recorded as a component of other comprehensive income. At December 31, 2012, the cumulative foreign currency translation reflected a loss of $45,000. CPOS was sold in a transaction which settled on January 31, 2013. See Note 20, Discontinued Operations for more detail.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

Noncontrolling Interests— Noncontrolling interests represent noncontrolling stockholders' share of the equity and after-tax net income or loss of Leaf as of December 31, 2013 and CPOS as of December 31, 2012.

Noncontrolling stockholders' share of after-tax net income or loss of Leaf is included in Net income (loss) attributable to noncontrolling interests as of December 31, 2013, continuing operations in the Consolidated Statements of Income for the year ended December 31, 2013. The minority stockholders' interests included in noncontrolling interests in the December 31, 2013 Consolidated Balance Sheet is $6.2 million and reflects the original investments by these minority shareholders in Leaf, along with their proportionate share of earnings or losses of Leaf. Noncontrolling stockholders' share of after-tax net income or loss of CPOS is included in Net income (loss) attributable to noncontrolling interests as of December 31, 2012, discontinued operations in the Consolidated Statements of Income for the year ended December 31, 2012. The minority stockholders' interests included in noncontrolling interests in the December 31, 2012 Consolidated Balance Sheet was $1.4 million and reflected the original investments by these minority shareholders in CPOS, along with their proportionate share of earnings or losses of CPOS. CPOS was sold in a transaction which settled on January 31, 2013. See Note 20, Discontinued Operations for more detail.

Subsequent Events—The Company evaluated subsequent events through the issuance date with respect to the Consolidated Financial Statements as of and for the year ended December 31, 2013.

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

Lunch Byte Systems, Inc.
On June 29, 2012, the Company purchased for a $26.0 million cash payment the net assets of Lunch Byte Systems, Inc. (a.k.a. "Nutrikids"). The $26.0 million cash payment made on June 29, 2012 was funded through the Company's credit facilities and subsequently repaid with cash on hand in July 2012. Beginning July 1, 2012, Lunch Byte's results of operations are included in the Company's results of operations. The transaction was accounted for under the purchase method of accounting. The allocation of the total purchase price was as follows: $16.1 million to goodwill, $7.0 million to intangible assets and $2.9 million to net tangible assets.

Other acquisition transactions in 2012 included:

Educational Computer Systems, Inc.
On December 14, 2012, the Company purchased for a $37.6 million cash payment, the stock of Education Computer Systems, Inc. ("ECSI") and net assets of related entities. The cash purchase price was financed under the Company's Credit Facility. The acquisition expanded the Company's Campus Solutions division. ECSI supports the entire life cycle of higher education and post-graduation school/student services, including student loan payment processing, default solutions, refund services, tuition payment plans, electronic billing and payment, tax document services, and business outsourcing to more than 1,800 colleges and universities nationwide. With this acquisition, the Company's Campus Solutions business gained ECSI’s client portfolio, increasing the number of higher education clients to more than 2,000 colleges and universities throughout North America.

The transaction was accounted for under the purchase method of accounting. Beginning December 15, 2012, ECSI results of operations were included in the Company's results of operations. The allocation of the total purchase price was as follows: $32.5 million to goodwill, $10.5 million to intangible assets and $5.4 million to net tangible liabilities. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Only a portion of the goodwill is expected to be deductible for income tax reporting.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

Ovation Payroll, Inc.
On December 31, 2012, the Company purchased for a $44.2 million cash payment, the stock of Ovation Payroll, Inc. ("Ovation"). The cash purchase price was financed under the Company's Credit Facility. The acquisition expands the Company's existing payroll processing business. Ovation serves over 10,000 clients in 48 states providing payroll processing, payroll tax preparation, Internet payroll reporting, and direct deposit.

The transaction was accounted for under the purchase method of accounting. Beginning January 1, 2013, Ovation's results of operations were included in the Company's results of operations. The allocation of the total purchase price was as follows: $31.0 million to goodwill, $6.6 million to intangible assets and $6.6 million to net tangible assets. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Goodwill is not expected to be deductible for income tax reporting.

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

The weighted average amortization life for the 2013 acquired finite lived intangible assets related to acquisition of Leaf is as follows:
Weighted-average amortization life
(In years)
Software	7.0
Patents	5.0
Overall	6.9

4. Receivables

A summary of receivables by major class was as follows at December 31, 2013 and 2012:
	December 31,
	2013	2012
	(In thousands)
Accounts receivable from merchants	$172,147	$160,702
Accounts receivable from bankcard networks	26,842	19,588
Accounts receivable from others	2,083	1,596
	201,072	181,886
Less allowance for doubtful accounts	(1,032)	(1,438)
Total receivables, net	$200,040	$180,448

Included in accounts receivable from others are amounts due from employees (predominately salespersons), which are $1.1 million and $0.4 million at December 31, 2013 and 2012, respectively. Accounts receivable related to bankcard networks are primarily amounts which were pre-funded to merchants for processing Discover and American Express bankcard transactions as well as amounts due from Visa for PIN debit transactions.

A summary of the activity in the allowance for doubtful accounts for the three years ended December 31, 2013, 2012
and 2011 was as follows:	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Beginning balance	$1,438	$1,407	$661
Additions to allowance	180	818	2,234
Charges against allowance	(586)	(787)	(1,488)
Ending balance	$1,032	$1,438	$1,407

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

5. Funds Held for Customers and Investments

A summary of Funds held for customers and investments, including the cost, gross unrealized gains (losses) and estimated fair value for investments held to maturity and investments available-for-sale by major security type and class of security was as follows at December 31, 2013 and 2012:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2013
Funds Held for Customers:
Conservative income bond fund - available for sale	$12,000	$10	$—	$12,010
Fixed income bond fund - available for sale	968	254	—	1,222
Cash held for payroll customers	88,376	—	—	88,376
Cash held for Campus Solutions customers	25,767	—	—	25,767
Total Funds held for customers	$127,111	$264	$—	$127,375

Investments:
Investments held to maturity - Certificates of deposit (a)	$33	$—	$—	$33
Total investments	$33	$—	$—	$33

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2012
Funds Held for Customers:
Fixed income bond fund - available for sale	$968	$244	$—	$1,212
Cash held for payroll customers	110,334	—	—	110,334
Cash held for Campus Solutions customers	19,859	—	—	19,859
Total Funds held for customers	$131,161	$244	$—	$131,405

Investments:
Investments held to maturity - Certificates of deposit	$1,199	$—	$—	$1,199
Total investments	$1,199	$—	$—	$1,199
(a) Certificates of deposit have remaining term of 8 months.

Also included in Investments on the Consolidated Balance Sheet are other investments, at cost. As of December 31, 2013, other investments, at cost, includes a $4.0 million investment in the equity of ATX Innovation, Inc. ("Tabbedout").

During the twelve months ended December 31, 2013 and 2012, the Company did not experience any other-than-temporary losses on its investments.

All available-for-sale debt securities and held to maturity investments, having aggregate amortized cost of $5.1 million and estimated fair value of $5.3 million, respectively, as of December 31, 2013, are due in one year or less.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

6. Capitalized Customer Acquisition Costs, Net

A summary of net capitalized customer acquisition costs as of December 31, 2013 and 2012 was as follows:
	December 31,
	2013	2012
	(In thousands)
Capitalized signing bonuses	$86,886	$84,728
Less accumulated amortization	(43,775)	(42,941)
	43,111	41,787
Capitalized customer deferred acquisition costs	45,241	37,736
Less accumulated amortization	(27,325)	(23,098)
	17,916	14,638
Capitalized customer acquisition costs, net	$61,027	$56,425

A summary of the activity in capitalized customer acquisition costs, net for the three years ended December 31, 2013,
2012 and 2011 was as follows:	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of period	$56,425	$55,014	$59,251
Plus additions to:
Capitalized signing bonuses, net	29,091	29,320	29,035
Capitalized customer deferred acquisition costs	21,159	17,216	14,276
	50,250	46,536	43,311
Less amortization expense on:
Capitalized signing bonuses, net (a)	(27,767)	(29,244)	(32,088)
Capitalized customer deferred acquisition costs	(17,881)	(15,881)	(15,460)
	(45,648)	(45,125)	(47,548)
Balance at end of period	$61,027	$56,425	$55,014

Net signing bonus adjustments from estimated amounts to actual were $(3.7) million, $(3.1) million, and $(1.5) million, respectively, for the years ended December 31, 2013, 2012 and 2011, representing reductions of amounts paid. Net signing bonus adjustments are netted against additions in the table above. Negative signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year is less than the estimated gross margin for that year, resulting in the overpayment of the up-front signing bonus and would be recovered from the relevant salesperson. Positive signing bonus adjustments result from the prior underpayment of signing bonuses and would be paid to the relevant salesperson.

Fully amortized signing bonuses of $27.8 million, $31.2 million and $42.3 million, respectively, were written off during the three years ended December 31, 2013, 2012, and 2011. In addition, fully amortized customer deferred acquisition costs of $13.7 million, $16.0 million and $16.4 million, respectively, were written off during the three years ended December 31, 2013, 2012 and 2011.

The Company believes that no impairment of capitalized customer acquisition costs has occurred as of December 31, 2013 and 2012.
7. Property and Equipment, Net

A summary of property and equipment, net as of December 31, 2013 and 2012 is as follows:
	December 31,
	2013	2012
	(In thousands)
Computer hardware and software	$184,515	$151,916
Building	54,910	54,359
Leasehold improvements	7,815	5,734
Furniture, fixtures and equipment	17,761	16,342
Land	7,427	5,873
	272,428	234,224
Less accumulated depreciation	(125,040)	(109,193)
	$147,388	$125,031

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

Depreciation expense for the three years ended December 31, 2013, 2012 and 2011 was $30.1 million, $25.7 million and $23.0 million, respectively.

Included in property and equipment at December 31, 2013 and 2012 was $30.2 million and $17.0 million, respectively, representing the cost of assets not yet placed in service. During the years ended December 31, 2013 , 2012, and 2011 the amount of capitalized costs for internally developed projects amounted to $38.4 million, $26.7 million, and $22.6 million, respectively. During the years ended December 31, 2013, 2012, and 2011 the amounts of capitalized costs for internally developed projects placed in service were $25.7 million, $22.7 million, and $15.9 million, respectively.

As of December 31, 2013 and 2012 there were $42.4 million and $34.1 million, respectively, of net capitalized costs for internally developed projects placed into service.

The estimated depreciation expense related to capitalized costs for internally developed projects placed in service for the next five years is as follows:
For the Years Ended December 31,
(In thousands)
2014	$18,624
2015	12,914
2016	6,709
2017	1,810
2018	1,463
Thereafter	857
$42,377

8. Intangible Assets and Goodwill

Intangible Assets — Intangible assets consisted of the following as of December 31, 2013 and 2012:
	December 31, 2013			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$49,814	$14,107	$35,707	3 to 18 years—proportional cash flow
Merchant portfolio	4,095	2,703	1,392	7 years—proportional cash flow
Software	20,750	10,934	9,816	2 to 5 years—straight line
Non-compete agreements	4,489	1,880	2,609	3 to 5 years—straight line
Other	385	52	333	2 to 9 years—straight line
	$79,533	$29,676	$49,857

	December 31, 2012			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$52,125	$8,318	$43,807	3 to 18 years—proportional cash flow
Merchant portfolio	3,345	2,316	1,029	7 years—proportional cash flow
Software	14,150	9,016	5,134	3 to 5 years—straight line
Non-compete agreements	4,590	1,030	3,560	3 to 5 years—straight line
Other	85	21	64	2 to 9 years—straight line
	$74,295	$20,701	$53,594

Amortization expense related to the intangible assets was $9.0 million, $5.1 million and $4.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

The estimated amortization expense related to intangible assets for the next five years is as follows:
For the Years Ended December 31,
(In thousands)
2014	$8,499
2015	7,954
2016	6,952
2017	5,628
2018	4,398
Thereafter	16,426
$49,857

Goodwill — The changes in the carrying amount of goodwill by segment for the years ended December 31, 2013,
2012 and 2011 were as follows:	Card Payment Processing	Heartland Ovation Payroll	Heartland School Solutions	Campus Solutions	Other	Total
Balance at January 1, 2011	$43,701	$—	$5,507	$3,321	$6,501	$59,030
Goodwill acquired during the period	—	—	34,506	—	—	34,506
Other (a)	—	—	719	—	—	719
Balance at December 31, 2011	43,701	—	40,732	3,321	6,501	94,255
Goodwill acquired during the period	—	30,831	15,231	30,358	—	76,420
Other (a)	—	—	(2,613)	—	—	(2,613)
Balance at December 31, 2012	43,701	30,831	53,350	33,679	6,501	168,062
Goodwill acquired during the period	20,619	—	—	—	—	20,619
Other (a)	—	187	—	2,110	—	2,297
Balance at December 31, 2013	$64,320	$31,018	$53,350	$35,789	$6,501	$190,978
(a) Reflects adjustments to preliminary allocations of purchase price within the measurement period.

Percentage of total reportable segments' assets that was goodwill as of December 31, 2013, 2012, and 2011 is as
follows:		Percent of Goodwill to Reportable Segments' Total Assets
		2013	2012	2011
	Card Payment Processing	11.3%	9.4%	9.7%
	Heartland Ovation Payroll	19.9%	18.5%	—
	Heartland School Solutions	67.9%	74.9%	77.6%
	Campus Solutions	43.8%	43.6%	48.7%
	Other	37.7%	20.0%	20.3%

9. Processing Liabilities

Processing liabilities result primarily from the Company's card processing activities and include merchant deposits maintained to offset potential liabilities from merchant chargeback processing. A summary of processing liabilities and loss reserves was as follows at December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In thousands)
Merchant bankcard processing	$121,143	$86,882
Merchant deposits	8,223	6,436
Loss reserves	1,505	1,955
	$130,871	$95,273

In addition to the merchant deposits listed above, the Company held letters of credit related to merchant bankcard processing totaling $260,000 and $100,000 at December 31, 2013 and 2012, respectively.

The Company's merchants have the liability for any charges properly reversed by the cardholder through a mechanism known as a chargeback. If the merchant is unable to pay this amount, the Company will be liable to the card brand networks for

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

the reversed charges. The Company has determined that the fair value of its obligation to stand ready to perform is minimal. The Company requires personal guarantees and merchant deposits from certain merchants to minimize its obligation.

The card networks generally allow chargebacks up to four months after the later of (1) the date the transaction is processed or (2) the delivery of the product or service to the cardholder. As the majority of the Company's SME merchant transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company's exposure to chargebacks is the last four months' processing volume on the SME portfolio, which was $24.4 billion and $23.5 billion for the four months ended December 31, 2013 and 2012, respectively. However, for the four months ended December 31, 2013 , 2012, and 2011 the Company was presented with $11.7 million, $11.8 million, and $12.2 million, respectively, in chargebacks by issuing banks. In the years ended December 31, 2013, 2012, and 2011 the Company incurred merchant credit losses of $3.1 million , $2.0 million, and $5.1 million, respectively, on total SME card processing volumes processed of $74.6 billion , $71.7 billion, $67.5 billion, respectively. These credit losses are included in processing and servicing costs in the Company's Consolidated Statements of Income and Other Comprehensive Income.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company's SME merchants. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its Consolidated Balance Sheets, amounting to $1.5 million at December 31, 2013 and $2.0 million at December 31, 2012. This reserve is determined by performing an analysis of the Company's historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the years ended December 31, 2013, 2012, and 2011 was as follows:
	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Beginning balance	$1,955	$1,957	1,625
Additions to reserve	2,738	2,123	5,658
Charges against reserve (a)	(3,188)	(2,125)	(5,326)
Ending balance	$1,505	$1,955	1,957

(a)	Included in these amounts are Payroll Processing segment losses for the years ended December 31, 2013, 2012, and 2011 of $111,000, $93,000 and $223,000
Chargeback losses originating from Network Services' bankcard processing on Passport during the years ended December 31, 2013, 2012, and 2011 were immaterial.

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

The Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $350 million (the “Revolving Credit Facility”), of which up to $35 million may be used for the issuance of letters of credit and up to $35 million is available for swing line loans. The Revolving Credit Facility also provides for, upon the prior approval of the administrative agent and subject to the receipt of commitments, an increase to the total revolving commitments of $150 million for a total commitment under the Revolving Credit Facility of $500 million. The Revolving Credit Facility is available to the Company on a revolving basis until October 23, 2018. All principal and interest not previously paid on the Revolving Credit Facility will mature and be due and payable on October 23, 2018.

The Credit Agreement and the Prior Credit Agreement contain covenants which include: maintenance of certain leverage and fixed charge coverage ratios; limitations on our indebtedness, liens on our properties and assets, investments in, and loans to other business units, our ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to the Company's subsidiaries. The Company was in compliance

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

with these covenants as of December 31, 2013.

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

On October 23, 2013, the Company drew down $150.0 million on its Revolving Credit Facility and used those proceeds to repay borrowings then outstanding under its Prior Credit Agreement; $55.0 million under the Term Credit Facility and $91.0 million under the Prior Credit Agreement revolving credit facility (the "Prior Revolving Credit Facility"). The remainder of the proceeds from the Revolving Credit Facility was used to provide ongoing working capital and for other general purposes. At December 31, 2013, the Company had $150.0 million under the Credit Agreement.

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

The weighted average interest rate at December 31, 2013 was 1.7%. Total fees and direct costs paid for the Company's credit facilities as of December 31, 2013 were $3.3 million, including $2.6 million paid on October 23, 2013. These costs are being amortized to interest expense over the life of the Credit Agreement.

11. Accrued Buyout Liability

A summary of the accrued buyout liability was as follows as of December 31, 2013 and 2012:
	December 31,
	2013	2012
	(In thousands)
Vested Relationship Managers and sales managers	$38,082	$33,926
Unvested Relationship Managers and sales managers	1,297	1,484
	39,379	35,410
Less current portion	(13,943)	(10,478)
Long-term portion of accrued buyout liability	$25,436	$24,932

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.1 million at December 31, 2013 and 2012.

A summary of the activity in the accrued buyout liability for the three years ended December 31, 2013, 2012, and
2011 was as follows:	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Beginning balance	$35,410	$31,658	$28,810
Increase in settlement obligation, net	17,620	15,638	13,228
Buyouts	(13,651)	(11,886)	(10,380)
Ending balance	$39,379	$35,410	$31,658

The Company buys out portfolio equity regularly. During 2013, 2012 and 2011, we made total buyout payments of approximately $13.7 million, $11.9 million and $10.4 million, respectively. Residual commission expense is recorded in Processing and servicing costs on the Consolidated Statement of Income. The amount of future annual reductions in residual commission expense will be impacted by any additional portfolio equity buyouts and merchant attrition. Partially offsetting the impact of these buyouts are increases in the settlement obligation due to new SME merchant account signings, as adjusted for

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

changes in same-store sales growth, changes in gross margin for existing merchant relationships, and the impact of SME merchant attrition.

12. Stockholders' Equity

Common Stock Repurchases. On each of October 21, 2011, July 27, 2012 and November 2, 2012, the Company's Board of Directors authorized the repurchase of up to $50 million of the Company's outstanding common stock. Repurchases under the October 21, 2011 and July 27, 2012 authorizations were completed during the year ended December 31, 2012 and repurchases under the November 2, 2012 authorization were completed during the second quarter of 2013. Repurchases under these programs were made through the open market in accordance with applicable laws and regulations. On May 8, 2013, the Company's Board of Directors authorized the repurchase of up to $75 million of the Company's outstanding common stock. Repurchases under the May 8, 2013 authorization are ongoing. The Company intends to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including the Company's Revolving Credit Facility and the proceeds of options exercises. The manner, timing and amount of repurchases, if any, will be determined by management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporation liquidity requirements. The repurchase program may be modified or discontinued at any time.

A summary of repurchase activity under these authorizations is as follows:

	Repurchase Programs by Authorization Date
	October 2011	July 2012	November 2012	May 2013	Total
Activity For the Year ended December 31, 2013
Shares repurchased	—	—	952,183	534,600	1,486,783
Cost of shares repurchased (in thousands)	—	—	$29,813	$20,488	$50,301
Average cost per share	—	—	$31.31	$38.32	$33.83
Remaining authorization (in thousands)	—	—	—	$54,512	$54,512

Activity For the Year ended December 31, 2012
Shares repurchased	1,157,440	1,760,804	715,800	—	3,634,044
Cost of shares repurchased (in thousands)	$33,172	$50,000	$20,187	—	$103,359
Average cost per share	$28.66	$28.40	$28.20	—	$28.44

Activity For the Year ended December 31, 2011
Shares repurchased	778,889	—	—	—	778,889
Cost of shares repurchased (in thousands)	$16,828	—	—	—	$16,828
Average cost per share	$21.61	—	—	—	$21.61

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

Dividends on Common Stock. During the years ended December 31, 2013, 2012 and 2011, the Company's Board of Directors declared the following quarterly cash dividends on common stock:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Twelve Months Ended December 31, 2013
February 7, 2013	March 4, 2013	March 15, 2013	$0.07
April 30, 2013	May 24, 2013	June 15, 2013	$0.07
July 30, 2013	August 23, 2013	September 13, 2013	$0.07
October 29, 2013	November 22, 2013	December 13, 2013	$0.07
Twelve Months Ended December 31, 2012
February 8, 2012	March 2, 2012	March 15, 2012	$0.06
May 1, 2012	May 24, 2012	June 15, 2012	$0.06
July 27, 2012	August 24, 2012	September 14, 2012	$0.06
November 1, 2012	November 23, 2012	December 14, 2012	$0.06
Twelve Months Ended December 31, 2011
February 16, 2011	March 4, 2011	March 15, 2011	$0.04
May 13, 2011	May 24, 2011	June 15, 2011	$0.04
August 2, 2011	August 24, 2011	September 15, 2011	$0.04
October 21, 2011	November 24, 2011	December 15, 2011	$0.04

On February 5, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.085 per share of common stock, payable on March 14, 2014 to stockholders of record as of March 3, 2014.

13. Income Taxes

The provision for income taxes for the three years ended December 31, 2013, 2012, and 2011 consists of the
following:	Year Ended December 31,
	2013	2012	2011
Continuing Operations:	(in thousands)
Current:
Federal	$31,326	$32,155	$23,949
State	4,810	3,481	740
Deferred:
Federal	8,766	3,737	(435)
State	1,548	1,318	2,297
Total provision for income taxes from continuing operations	46,450	40,691	26,551

The differences in federal income taxes provided (benefited) from continuing operations and the amounts determined by applying the federal statutory tax rate of 35% to income before income taxes for the three years ended December 31, 2013, 2012, and 2011 are:

	Year Ended December 31,
	2013		2012		2011
	%	Amount	%	Amount	%	Amount
		(In thousands)		(In thousands)		(In thousands)
U.S. federal income tax at statutory rate	35.00%	$42,193	35.00%	$36,765	35.00%	$24,338
U.S. state and local income taxes, net	3.26%	3,932	2.93%	3,065	2.88%	2,001
Nondeductible expenses	0.52%	621	0.46%	492	0.37%	261
Research and development credit, net	(1.19)%	(1,435)	—%	—	—	—
Valuation allowance	0.60%	724	—%	—	(0.01)%	(5)
U.S. tax on foreign income, net	—%	—	0.38%	400	—	—
Other	0.34%	415	(0.03)%	(31)	(0.06)%	(44)
Provision for income taxes from continuing operations	38.53%	$46,450	38.74%	$40,691	38.18%	$26,551

On January 2, 2013, the American Taxpayer Relief Act of 2012 ("ATR Act") was enacted which included an extension of the federal research and development credit retroactively to 2012 and prospectively for 2013. The effect of the research and development credit for 2012 is being reflected in 2013 in conjunction with the filing of the Company’s 2012 tax return. The

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

effect of the estimated research and development credit for 2013 is also reflected in 2013. The research and development credit expired December 31, 2013 and has not been renewed.

As discussed in Note 20, Discontinued Operations, in the fourth quarter of 2012, the Company entered into an agreement to sell CPOS. Because the Company would no longer be indefinitely reinvesting undistributed earnings of CPOS, the Company recognized income tax expense net of foreign tax credits, of $0.4 million in 2012 on the Company's 70% portion of the CPOS cumulative undistributed earnings at December 31, 2012. The Company presented CPOS as a discontinued operation in the accompanying consolidated financial statements.

The Company recorded a liability of approximately $5.6 million, $3.1 million and $1.8 million for total gross unrecognized tax benefits of which approximately $3.8 million, $2.0 million and $1.1 million as of December 31, 2013, 2012 and 2011, respectively, would impact the effective tax rate. The Company does not expect any significant changes within the next twelve months in its unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2013, 2012, and 2011 is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at January 1,	$3,069	$1,819	$1,309
Additions based on tax positions related to the current year	2,681	1,429	637
Lapse of statute of limitations	(117)	(32)	(127)
Settlements	—	(147)	—
Balance at December 31,	$5,633	$3,069	$1,819

The Company accrues interest related to uncertain tax positions in interest expense and accrues penalties in general and administrative expense. At December 31, 2013, 2012, and 2011 the Company had an accrued interest liability on uncertain tax positions of approximately $441,000, $281,000, and $216,000, respectively. During 2013, 2012, and 2011 the Company recognized $160,000, $65,000, and $48,000, respectively, of interest expense related to uncertain tax positions. The Company does not expect to be assessed any penalties on its uncertain tax positions.

The tax years ended December 31, 2011 and 2012 remain subject to examination by the U.S. Internal Revenue Service and the Company is no longer subject to state income tax examinations prior to 2007, except in California where a Protest of Proposed Assessments for the years 2004 to 2008 is currently in progress. Currently the Company does not expect that its state liability will significantly increase or decrease during the next 12 months. The Company files income tax returns in all states where required.

During 2013 and 2012, the Company recorded current tax assets reflecting excess tax benefits of $11.6 million and $6.0 million, respectively, resulting from employees exercising non-qualified stock options, making disqualifying dispositions of shares acquired through their exercise of incentive stock options, and vesting of restricted share units. The Company classified the $11.6 million and $6.0 million of excess tax benefits for 2013 and 2012, respectively, as cash inflows from financing activities and cash outflows from operating activities in its Consolidated Statement of Cash Flows.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

The net deferred tax asset (liability) was comprised of the following at December 31, 2013 and 2012:
	December 31,
	2013	2012
Deferred tax assets:	(In thousands)
Merchant contract costs	$8,542	$8,165
Loss reserve and accounts receivable allowance	859	1,189
Share-based compensation	8,154	8,702
FIN No. 48 deferred tax reserve-state tax	1,968	1,185
Other comprehensive income	170	312
Net operating loss carry-forward	11,034	8,333
Reserve for litigation	591	605
State net operating loss carry-forwards	24	30
Reserve for processor incentive	44	217
Deferred compensation	2,632	2,950
Deferred state tax assets	1,487	1,141
Other	1,229	799
Deferred tax assets	36,734	33,628
Less valuation allowance	(2,906)	(158)
Net deferred tax assets	33,828	33,470
Deferred tax liabilities:
Capitalized signing bonus	17,173	16,068
Software development	27,419	18,970
Unearned rent	(240)	227
Property and equipment	3,597	3,916
Goodwill	12,591	9,044
Investment in CPOS	—	400
Intangibles	4,340	4,002
Deferred tax liabilities	64,880	52,627
Net deferred tax liabilities	(31,052)	(19,157)
Less current deferred tax asset, net	9,548	10,475
Net deferred tax liabilities - non-current portion	$(40,600)	$(29,632)

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in the evaluation of the deferred tax benefits and differences in future results from management’s estimates could result in material differences in the realization of these assets.

On September 11, 2013, the Company purchased 66.67% of the outstanding capital stock of Leaf.  Because Leaf is less than 80% owned, it cannot be consolidated for tax purposes and must file a separate tax return.  Since Leaf recorded cumulative net operating losses in recent years and projects losses in the near term, management has provided a 100% valuation allowance against its deferred tax asset resulting from its net operating losses carryforwards and will continue to carry the valuation allowance until such time as management believes that these deferred tax assets are more-likely- than-not to be realized.

A valuation allowance has not been recorded to reduce the tax benefit of the state net operating loss carry-forwards of $307,000, for December 31, 2010 or other net deferred tax assets as management believes that the Company will attain sufficient future taxable income within the carry-forward periods to fully recover these taxes. If not used, the state net operating loss carry-forwards will begin to expire in 2022.

On December 31, 2012, the Company acquired Ovation and its $23.2 million of net operating losses ("NOLs"). This acquisition was a “change of ownership” within the meaning of Section 382 of the Internal Revenue Code, and, as a result, such NOLs are subject to an annual limitation. Based upon the historical taxable income and projections for future taxable income over periods in which these NOLs will be deductible, we believe that it is more likely than not that the Company will be able to fully utilize these NOLs before the carry-forward periods begin to expire in fiscal 2023 and therefore a valuation allowance is not required.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

14. Stock Incentive Plans

As described below, the Company maintained two share-based plans for its employees under which it has granted stock options, Restricted Share Units and performance-based Restricted Share Units. Amounts the Company recognized in its consolidated financial statements for the years ended December 31, 2013, 2012, and 2011 with respect to these share-based plans were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Compensation expense recognized on share-based plans before income tax benefit	$12,838	$14,187	$9,548
Related income tax benefit recognized in the income statement	4,981	5,458	3,635
Cash received from stock option exercises	14,174	18,303	9,685
Excess tax benefit recorded for tax deductions resulting from the exercise of stock options	11,596	5,954	3,454
Tax benefit realized as reductions of estimated tax payments during the period	8,587	4,220	2,954
The Company expenses employee share-based payments under the fair value method. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

Stock Options. The Company estimates the grant date fair value of the stock options it issues using a Black-Scholes valuation model for “plain-vanilla” stock options and performance-based stock options, and uses a lattice valuation model to measure grant date fair value for stock options containing market vesting conditions. The Company's assumption for expected volatility is based on its historical volatility data related to market trading of its own common stock. The Company bases its assumptions for the expected life of new stock option grants on its analysis of the historical exercise patterns of its stock options. The dividend yield assumption is based on dividends expected to be paid over the expected life of the stock option. The risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option.

The weighted-average fair value of options granted during the years ended December 31, 2012 and 2011 were $9.36 and $7.95, respectively. No stock options were granted during the year ended December 31, 2013. The fair value of options granted during the years ended December 31, 2012 and 2011 was estimated at the grant date using the following weighted average assumptions:

	Year ended December 31,
	2012	2011
Expected volatility	55%	55%
Expected life	3.75 years	3.65 years
Expected dividends	1.00%	0.80%
Risk-free interest rate	0.51%	0.55%

Restricted Share Units. In the fourth quarters of 2011, 2012, and 2013, the Compensation Committee of the Company's Board of Directors approved grants of performance-based Restricted Share Units with grant-specific vesting and performance target terms as shown in the following table:

	Performance Awards by Grant Date
	4th Quarter 2011	4th Quarter 2012	4th Quarter 2013
RSU's Granted	164,808	72,004	115,223
Vesting during 2014	50%	—	—
Vesting during 2015	50%	50%	—
Vesting during 2016	—	50%	—
Vesting during 2017	—	—	50%
Vesting during 2018	—	—	50%
Grant Performance Target	(a)	(b)	(c)

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

(a)
These Restricted Share Units will vest 50% in 2014 and 50% in 2015 since the Company achieved a pro forma diluted earnings per share compound annual growth rate ("CAGR") for the two-year period ending December 31, 2013 in excess of the performance target. The CAGR achieved for the two-year period ending December 31, 2013 resulted in holders earning the maximum 100% increase in the number of shares awarded.

(b)
These Restricted Share Units will vest only if the Company achieves a pro forma diluted earnings per share CAGR of fifteen percent (15%) for the two-year period ending December 31, 2014. For each 1% that the CAGR actually achieved for the two year period ending on December 31, 2014 is above the 15% target, the number of shares underlying the Restricted Share Units awarded would be increased by 2.08%; provided, however, that the maximum increase in the number of shares that may be awarded is 125%. Likewise, for each 1% that the CAGR actually achieved for the two-year period ending on December 31, 2014 is below the 15% target, the number of shares underlying the Restricted Share Units awarded would be decreased by 1.31%. If the target CAGR is missed by 67% or more, then the number of shares awarded is zero. The Company has recorded expense on these Restricted Share Units based on achieving the 15% target.

(c)
These Restricted Share Units will vest only if the Company achieves a pro forma diluted earnings per share growth rate of forty percent (40%) over the three-year period ending December 31, 2016. For each 1% that the growth rate actually achieved for the three-year period ending on December 31, 2016 is above the 40% target, the number of shares underlying the Restricted Share Units awarded would be increased by 1.20%; provided, however, that the maximum increase in the number of shares that may be awarded is 150%. Likewise, for each 1% that the growth rate actually achieved for the three-year period ending on December 31, 2016 is below the 40% target, the number of shares underlying the Restricted Share Units awarded would be decreased by 1.50%. If the target growth rate is missed by 50% or more, then the number of shares awarded is zero. The Company has recorded expense on these Restricted Share Units based on achieving the 40% target

Pro forma diluted earnings per share for (a), (b) and (c) performance targets will be calculated excluding non-operating gains and losses, if any, and excluding the after-tax impact of share-based compensation expense. The closing price of the Company's common stock on the grant date equals the grant date fair value of these nonvested Restricted Share Units awards and will be recognized as compensation expense over their vesting periods.

In the fourth quarter of 2012, the Compensation Committee of the Company's Board of Directors approved target grants of 72,345 Relative Total Shareholder Return Restricted Share Units (referred to as “Relative TSRs”). These Relative TSRs are nonvested share awards for which vesting percentages and ultimate number of units vesting will be calculated based on the total shareholder return of the Company's common stock as compared to the total shareholder return of 86 peer companies. The payout schedule can produce vesting percentages ranging from 0% to 225%. Total shareholder return will be calculated based upon the average closing price for the 30 calendar day period ending December 9, 2015, divided by the closing price on December 10, 2012. The target number of units is based on achieving a total shareholder return equal to the 65th percentile of the peer group. The Company recorded expense on these Relative TSRs based on achieving the target. A lattice valuation model was applied to measure the grant date fair value of these Relative TSRs.

In the fourth quarter of 2013, the Compensation Committee approved target grants of 57,598 Relative TSRs. These Relative TSRs are nonvested share awards for which vesting percentages and ultimate number of units vesting will be calculated based on the total shareholder return of the Company's common stock as compared to the total shareholder return of 91 peer companies. The payout schedule can produce vesting percentages ranging from 0% to 200%. Total shareholder return will be calculated based upon the average closing price for the 30 calendar day period ending December 6, 2016, divided by the closing price on December 6, 2013. The target number of units is based on achieving a total shareholder return equal to the 65th percentile of the peer group. The Company recorded expense on these TSRs based on achieving the target. A lattice valuation model was applied to measure the grant date fair value of these Relative TSRs.

In the fourth quarter of 2013, the Compensation Committee approved target grants of 59,533Absolute Total Shareholder Return Restricted Share Units (referred to as “Absolute TSRs”). These Absolute TSRs are nonvested share awards for which vesting percentages and ultimate number of units vesting will be calculated based on the Company's three or four year total shareholder return of our common stock. The payout schedule can produce vesting percentages ranging from 0% to 200%. Total shareholder return will be calculated based upon the average closing price for the 30 calendar day period ending December 6, 2016 or December 6, 2017, divided by the closing price on December 6, 2013. The target number of units is based on achieving a total shareholder return of 33% over three years or 46% over four years. The Company recorded expense on

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

these Absolute TSRs based on achieving the target. A lattice valuation model was applied to measure the grant date fair value of these Absolute TSRs.

Diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 were computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options and vesting of Restricted Share Units, where dilutive.

At December 31, 2013, there was a total of $28.2 million of unrecognized compensation expense related to unvested stock options and Restricted Share Units, which the Company expects to recognize over a weighted average period of 2.2 years.

Amended and Restated 2008 Equity Incentive Plan. In May 2010, the Company approved the Amended and Restated 2008 Equity Incentive Plan. The maximum number of share awards which may be granted under the Amended and Restated 2008 Equity Incentive Plan is 7,700,000, of which 1,297,064 stock options, 881,989 Restricted Share Units and 817,957 performance-based Restricted Share Units were granted during 2013, 2012, 2011 and 2010. The stock options and Restricted Share Units granted in 2013, 2012, 2011 and 2010 generally vest over four years, while the performance-based Restricted Share Units will vest only if, over the term of these Restricted Share Units, performance targets are achieved. At December 31, 2013, 6,121,399 shares of the 7,700,000 authorized shares of common stock reserved for issuance under the Amended and Restated 2008 Equity Incentive Plan remain available for future grant.

The stock options and Restricted Share Units were granted with terms of 5 years and an exercise price equal to the closing market price on the date of grant. The total intrinsic value of stock options exercised under the Amended and Restated 2008 Equity Incentive Plan during 2013 and 2012 was $27.9 million and $22.6 million, respectively. The total intrinsic value of Restricted Share Units vested under the Amended and Restated 2008 Equity Incentive Plan during 2013 and 2012 was $17.0 million and $5.2 million, respectively.

Amended and Restated 2000 Equity Incentive Plan. The Amended and Restated 2000 Equity Incentive Plan (the “2000 Equity Incentive Plan”) was replaced in May 2008 by the 2008 Equity Incentive Plan. No awards were granted under the 2000 Equity Incentive Plan in 2013, 2012, 2011 or 2010. At December 31, 2013, there were 49,571 options outstanding and vested under the 2000 Equity Incentive Plan.

The total intrinsic value of stock options exercised under the 2000 Equity Incentive Plan during 2013, 2012 and 2011 was $3.1 million, $4.0 million and $6.4 million, respectively.

Share-Based Plan Activity. During 2013 and 2012, employees exercised 1,264,825 and 1,522,429 stock options, respectively, to acquire the Company's common stock, generating $14.2 million and $18.3 million of stockholders' equity from the exercises and $11.6 million and $6.0 million of stockholders' equity related to tax deductions, which accrued to the Company as employees exercised non-qualified stock options, vested in Restricted Share Units, or made disqualifying dispositions of shares acquired through the exercise of incentive stock options. Stock option and restricted share activity in the Company's share-based plans during 2011, 2012 and 2013 was as follows:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

	Stock Options		Restricted Share Units		Combined
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Grant Price	Shares	Weighted-Average Exercise/Grant Price
Options outstanding at January 1, 2011	7,454,166	$15.28	880,110	$14.23	8,334,276	$15.17
Issued	31,568	$20.59	372,532	$22.02	404,100	$21.91
Exercised/vested	(1,133,974)	$8.54	(112,480)	$10.59	(1,246,454)	$8.72
Forfeited/cancelled	(385,695)	$20.39	(37,060)	$16.35	(422,755)	$20.04
Outstanding at December 31, 2011	5,966,065	$16.26	1,103,102	$17.11	7,069,167	$16.39
Options exercisable at December 31, 2011	2,264,769	$16.67	—	$—	2,264,769	$16.67
Issued	27,496	$24.28	568,624	$29.88	596,120	$29.62
Exercised/vested	(1,522,429)	$12.03	(175,000)	$14.57	(1,697,429)	$12.29
Forfeited/cancelled	(240,945)	$22.20	(32,090)	$21.78	(273,035)	$22.15
Outstanding at December 31, 2012	4,230,187	$17.39	1,464,636	$22.31	5,694,823	$18.65
Options exercisable at December 31, 2012	808,962	$12.16	—	$—	808,962	$12.16
Issued	—	$—	491,542	$42.50	491,542	$42.50
Exercised/vested	(1,264,825)	$11.21	(502,225)	$18.72	(1,767,050)	$13.34
Forfeited/cancelled	(2,283,218)	$21.84	(98,451)	$23.88	(2,381,669)	$21.92
Outstanding at December 31, 2013	682,144	$14.26	1,355,502	$30.83	2,037,646	$25.29
Options exercisable at December 31, 2013	394,252	$13.20	—	$—	394,252	$13.20

Stock options and Restricted Share Units which were outstanding at December 31, 2013 totaled 2,037,646 and had a weighted-average remaining contractual life of 2.1 years, a weighted average exercise/grant price of $25.29, and total intrinsic value of $100.2 million. Stock options which were exercisable at December 31, 2013 totaled 394,252 and had a weighted-average remaining contractual life of 1.2 years, a weighted average exercise price of $13.20, and total intrinsic value of $14.4 million. We have historically issued new shares to satisfy the exercise of options. Stock options and Restricted Share Units outstanding and exercisable at December 31, 2013 are summarized by exercise price below:

	Outstanding			Exercisable
Exercise price per share	Stock Options	Restricted Share Units	Total	Stock Options	Restricted Share Units	Total
$6.25 to $12.16	164,371	—	164,371	164,371	—	164,371
$15.22 to $24.28	517,773	457,715	975,488	229,881	—	229,881
$29.57 to $44.62	—	897,787	897,787	—	—	—
	682,144	1,355,502	2,037,646	394,252	—	394,252

The table below summarizes stock options and Restricted Share Units outstanding at December 31, 2013 by their weighted average remaining contractual term:

	Stock Options		Restricted Share Units
Exercise price per share	Outstanding	Average Remaining Contractual Term	Outstanding	Average Remaining Contractual Term
$6.25 to $12.16	164,371	0.6 years	—	—
$15.22 to $24.28	517,773	1.7 years	457,715	1.2 years
$29.57 to $44.62	—	—	897,787	3.2 years
	682,144	1.4 years	1,355,502	2.4 years

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

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
For the years ended December 31, 2013 and 2012, there have been no transfers between Level 1 and Level 2 categories. The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2013 and 2012:

December 31, 2013		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments available for sale:
Conservative income bond fund (a)	$12,010	$12,010	$—	$—
Fixed income bond fund (a)	1,222	1,222	—	—
Total assets	$13,232	$13,232	$—	$—

Liabilities:
Interest rate swaps	$411	$—	$411	$—
Total liabilities	$411	$—	$411	$—

December 31, 2012		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments available for sale:
Fixed income bond fund (a)	$1,212	$1,212	$—	$—
Total assets	$1,212	$1,212	$—	$—

Liabilities:
Interest rate swaps	$817	$—	$817	$—
Total liabilities	$817	$—	$817	$—
(a) amounts included in Funds held for customers on the Consolidated Balance Sheet
The following tables provide the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2013 and 2012:

December 31, 2013		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments held to maturity:
Certificates of deposit	$33	$—	$33	$—
Total assets	$33	$—	$33	$—

Liabilities:
Revolving credit facility	$150,000	$—	$150,000	$—
Total liabilities	$150,000	$—	$150,000	$—

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

December 31, 2012		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments held to maturity:
Certificates of deposit	$1,199	$—	$1,199	$—
Total assets	$1,199	$—	$1,199	$—

Liabilities:
Term Credit Facility	$70,000	$—	$70,000	$—
Prior Revolving Credit Facility	82,000	—	82,000	—
Total liabilities	$152,000	$—	$152,000	$—

The Company's liabilities include interest rate swaps that are measured at fair value using observable market inputs including the Company's credit risk and its counterparties' credit risks. Based on these inputs, the interest rate swaps are classified within Level 2 of the valuation hierarchy. Based on the Company's continued ability to enter into these swaps, the
Company considers the markets for its fair value instruments to be active. The Company's liabilities as of December 31, 2012 also include borrowings under its credit facilities and the carrying value of these liabilities approximates fair value.

The Company's financial instruments also include cash and cash equivalents and cash held for customers and their carrying values approximate fair value as of December 31, 2013 and 2012, because they bear interest at market rates and have maturities of less than 90 days at the time of purchase.

16. Employee Benefit Plan

The Company offers a defined contribution plan (the "Plan") to all employees. Company contributions are generally based upon fixed amounts of eligible compensation. The Company contributed approximately $2.5 million, $1.9 million and $1.6 million to the Plan for the years ended December 31, 2013, 2012 and 2011, respectively.

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
On January 20, 2009, the Company publicly announced the Processing System Intrusion. The Processing System Intrusion involved malicious software that appears to have been used to collect in-transit, unencrypted payment card data while it was being processed by the Company during the transaction authorization process. The Company believes the breach did not extend beyond 2008. The Company does not consider it a reasonable possibility that losses exceeding the amounts previously recognized on the matters subject to Processing System Intrusion settlement agreements entered into to date will be incurred. With regard to unsettled claims related to the Processing System Intrusion, the Company determined material losses in addition to those previously accrued are not considered reasonably possible on any such claim disclosed. The Company is prepared to vigorously defend itself against any unsettled claims relating to the Processing System Intrusion that have been asserted against it and feels it has strong defenses to all claims that have been asserted against it relating to the Processing System Intrusion.
Leases—The Company leases various office spaces and certain equipment under operating leases with remaining terms ranging up to 10 years. The majority of the office space lease agreements contain renewal options and generally require the Company to pay certain operating expenses.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

Future minimum lease payments for all non-cancelable leases as of December 31, 2013 were as follows:

For the Years Ended December 31,	Operating Leases (a)
(In thousands)
2014	$10,410
2015	7,747
2016	5,479
2017	3,627
2018	3,624
Thereafter	8,020
Total future minimum lease payments	$38,907
(a) There were no material capital leases at December 31, 2013.
Rent expense for leased facilities and equipment was $10.2 million, $8.0 million and $8.7 million, respectively, for the years ended December 31, 2013, 2012, and 2011.

Commitments—Certain officers of the Company have entered into employee confidential information and non-competition agreements under which they are entitled to severance pay equal to their base salary and medical benefits for six months, one year or two years depending on the officer and a pro-rated bonus in the event they are terminated by the Company other than for cause. There were no payouts under these agreements in the year ended December 31, 2013.
The following table reflects the Company’s other significant contractual obligations, including leases from above, as of December 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$12,922	$6,844	$6,078	$—	$—
Telecommunications providers (b)	6,939	3,359	2,743	837	—
Facility and equipment leases	38,907	10,410	13,226	7,251	8,020
Revolving Credit Facility (c)	150,000	—	—	150,000	—
	$208,768	$20,613	$22,047	$158,088	$8,020

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

(b)
The Company has agreements in place with several large telecommunications companies that provide data center services, wide area network connectivity, and voice services that are used by both the Company call center and card payment processing platforms.  These providers require both dollar and term commitments for the services they provide.  If the Company does not meet the minimum terms, then there is a requirement to pay the remaining commitments.

(c)
Interest rates on the Revolving Credit Facility are variable in nature; however, the Company is party to fixed-pay amortizing interest rate swaps having a remaining notional amount at December 31, 2013 of $25.0 million. If interest rates were to remain at the December 31, 2013 level, the Company would make interest payments of $1.4 million in the next year and $0.5 million in the next 1 to 3 years or a total of $2.0 million including net settlements on the fixed-pay amortizing interest rate swaps. The Revolving Credit Facility is available on a revolving basis until October 23, 2018.

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

The Company has the following five reportable segments: (1) Card Payment Processing, which provides card payment processing and related services to our SME merchants and Network Services Merchants (2) Heartland Ovation Payroll, which provides payroll processing and related tax filing services, (3) Heartland School Solutions, which provides school nutrition and point-of-sale solutions and associated payment solutions, (4) Campus Solutions, which provides payment processing, higher education loan services and open- and closed-loop payment solutions, and (5) Other. The Other segment consists of Prepaid Card, which provides prepaid card, stored-value card and loyalty and gift card marketing solutions and other miscellaneous

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

income. The components of the Other segment do not meet the defined thresholds for being an individually reportable segment.
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
At December 31, 2013 and 2012, 62% and 67%, respectively, of Heartland Ovation Payroll's total assets were funds that the Company holds as a fiduciary in its payroll processing services activities for payment to taxing authorities. At December 31, 2013 and 2012, 32% and 26%, respectively, of the Campus Solutions segment's total assets represent funds held for our loan servicing customers related to payment processing services provided for federal student loan billing and processing that are payable to higher education institutions and other businesses. See Note 8, Intangible Assets and Goodwill for goodwill as a percentage of the reportable segments' total assets.
A summary of the Company’s segments for the three years ended December 31, 2013, 2012, and 2011 was as follows:

	December 31,
	2013	2012	2011
Revenues	(In thousands)
Card Payment Processing	$1,981,011	$1,923,145	$1,925,667
Heartland School Solutions	50,541	36,614	11,178
Heartland Ovation Payroll	44,565	21,368	19,505
Campus Solutions	36,186	8,065	6,488
Other	23,069	24,244	22,739
Total revenues	$2,135,372	$2,013,436	$1,985,577

Depreciation and amortization
Card Payment Processing	$26,934	$24,057	$23,313
Heartland School Solutions	2,282	482	1,412
Heartland Ovation Payroll	3,478	1,153	694
Campus Solutions	2,330	418	263
Other	1,641	1,481	1,288
Unallocated Corporate Administration Amounts	(1,311)	241	471
Total depreciation and amortization	$35,354	$27,832	$27,441

Interest Income
Card Payment Processing	$121	$201	$142
Campus Solutions	3	—	—
Total interest income	$124	$201	$142

Interest Expense
Card Payment Processing	$5,425	$3,729	$4,329
Campus Solutions	7	7	2
Other	—	—	3
Reconciling	(3)	(290)	(212)
Total interest expense	$5,429	$3,446	$4,122

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

Net income from continuing operations
Card Payment Processing	$80,985	$75,691	$68,613
Heartland School Solutions	9,085	5,371	2,255
Heartland Ovation Payroll	2,056	1,682	393
Campus Solutions	2,255	(104)	(404)
Other	462	975	1,589
Unallocated corporate administration amounts	(20,741)	(19,262)	(29,458)
Total net income from continuing operations	$74,102	$64,353	$42,988

Assets
Card Payment Processing	$566,943	$466,196	$451,757
Heartland School Solutions	78,573	71,182	52,520
Heartland Ovation Payroll	155,823	166,317	53,750
Campus Solutions	81,719	77,168	6,826
Other	17,247	32,551	32,068
Total assets	$900,305	$813,414	$596,921

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

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share)
Numerator:
Income from continuing operations attributable to Heartland	$74,712	$64,353	$42,988
Income from discontinued operations attributable to Heartland	3,914	1,536	951
Net income attributable to Heartland	$78,626	$65,889	$43,939

Denominator:
Basic weighted average shares outstanding	36,791	38,468	38,931
Effect of dilutive instruments:
Stock options and restricted stock units	1,262	1,590	1,302
Diluted weighted average shares outstanding	38,053	40,058	40,233

Basic earnings per share:
Income from continuing operations	$2.03	$1.67	$1.10
Income from discontinued operations	$0.11	$0.04	$0.03
Basic earnings per share	$2.14	$1.71	$1.13
Diluted earnings per share:
Income from continuing operations	$1.96	$1.60	$1.07
Income from discontinued operations	$0.10	$0.04	$0.02
Diluted earnings per share	$2.06	$1.64	$1.09

20. Discontinued Operations

In the fourth quarter of 2012, the Company along with the 30% noncontrolling shareholders of CPOS entered into an agreement to sell CPOS to a third party. CPOS was not a significant subsidiary and the Company has no continuing involvement in its operations. After receiving regulatory approval, the transaction settled on January 31, 2013. The total sales price was $30.3 million cash including net working capital, of which the Company received $20.9 million for its 70% ownership in CPOS. The total gain recorded on the sale was $3.8 million, net of income taxes of $2.1 million.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

Assets held for sale and liabilities related to assets held for sale included the following at December 31, 2013 and 2012:

	As of December 31,
	2013	2012
	(In thousands)
Cash and cash equivalents	$—	$2,141
Receivables, net	—	904
Investments held to maturity	—	3,229
Inventory	—	406
Property and equipment, net	—	620
Goodwill	—	9,337
Intangible assets, net	—	260
Other assets	—	147
Total assets held for sale	$—	$17,044

Accounts payable	$—	$497
Processing liabilities	—	86
Accrued expenses and other liabilities	—	1,089
Total liabilities related to assets held for sale	$—	$1,672

Income from discontinued operations for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands of dollars):

	As of December 31,
	2013	2012	2011
Revenues	$1,117	$13,123	$11,373
Expenses	870	10,186	9,471
Income from operations	247	2,937	1,902
Income from discontinued operations, net of income tax of $68, $803, and $575	184	2,185	1,359
Gain on sale of discontinued operations, net of income tax of $2,067	3,786	—	—
Net income from discontinued operations attributable to non-controlling interests	56	649	408
Net income from discontinued operations attributable to Heartland	3,914	1,536	951

21. Quarterly Consolidated Results of Income (Unaudited)

The Company's unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 were as follows:

	For the Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(In thousands, except per share data)
Total revenues	$501,239	$546,624	$557,129	$530,380
Costs of services	428,624	469,763	480,386	456,933
General and administrative expenses	45,840	43,531	41,871	42,326
Total expenses	474,464	513,294	522,257	499,259
Income from operations	26,775	33,330	34,872	31,121
Net income attributable to Heartland	19,559	19,681	21,981	17,405

Diluted earnings per share:
Income from continuing operations	$0.41	$0.53	$0.58	$0.46
Income from discontinued operations	0.10	—	—	—
Diluted earnings per share	0.51	0.53	0.58	0.46

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

	For the Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(In thousands, except per share data)
Total revenues	$467,576	$515,218	$530,677	$499,965
Costs of services	413,232	454,920	461,084	434,465
General and administrative expenses	31,549	31,309	36,787	40,289
Total expenses	444,781	486,229	497,871	474,754
Income from operations	22,795	28,989	32,806	25,211
Net income attributable to Heartland	13,754	17,801	19,380	14,954

Diluted earnings per share:
Income from continuing operations	$0.33	$0.43	$0.47	$0.37
Income from discontinued operations	0.01	0.01	0.01	0.01
Diluted earnings per share	0.34	0.44	0.48	0.38

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of December 31, 2013. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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
Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 1992 Internal Control-Integrated Framework. As of December 31, 2013, management believes that the Company's internal control over financial reporting is effective based on this assessment and those criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is presented in the Annual Report on Form 10-K.
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

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included in Item 10 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION
The information required to be included in Item 11 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be included in Item 12 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be included in Item 13 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be included in Item 14 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

PART IV.

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

10.3
Lease Agreement dated September 2004, between Heartland Payment Systems, Inc. and
Bank of America, N.A. for 90 Nassau Street, Princeton, New Jersey 08542 (Incorporated by reference to Exhibit 10.19 in the Registrant's Registration Statement on Form S-1, as amended (333-118073)).

10.4
First Amendment to Lease Agreement, dated March 17, 2005, between Heartland Payment Systems, Inc. and First State Investors 5200, LLC for 90 Nassau Street, Princeton, New Jersey 08542 (Incorporated by reference to Exhibit 10.20 in the Registrant's Registration Statement on Form S-1, as amended (333-118073)).

*10.5	Extension of Lease between Heartland Payment Systems, Inc. and 90 Nassau LLC for 90 Nassau Street, Princeton, New Jersey 08542 dated as of January 11, 2013.
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

10.15**	Heartland Payment Systems, Inc. 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2008).
10.16
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

Exhibit Number	Description
10.17**
Form of Employee Incentive Stock Option Agreement Under 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 filed on November 19, 2008 (File No.  333-155450)).

10.18**	Form of Employee Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.46 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2009).
10.19**
Amendment No. I to Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 11, 2009 entered into by Robert O. Carr with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.47 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2009).

10.20**
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

10.22
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

10.23
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

10.24
Agreement of Settlement and Release, dated December 17, 2009, by and between Heartland Payment Systems, Inc., a Delaware corporation, and American Express Travel Related Services Company, Inc., a New York Corporation (Incorporated by reference to Exhibit 10.55 to the Registrant's Annual Report on Form 10-K filed on March 10, 2010).

10.25**	Amendment and Restatement of Heartland Payment Systems, Inc.'s 2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 18, 2010).
10.26
Settlement Agreement between Heartland Payment Systems, Inc. and MasterCard International Incorporated dated May 19, 2010 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 19, 2010).

10.27
Amendment No.1 dated as of July 2, 2010 to the Settlement Agreement dated as of May 19, 2010 by and between MasterCard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on November 8, 2010).

10.28
Amendment No.2 dated as of July 13, 2010 to the Settlement Agreement dated as of May 19, 2010, as amended by amendment dated July 2, 2010, by and between MasterCard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed on November 8, 2010).

10.29
Amendment No.3 dated as of August 6, 2010 to the Settlement Agreement dated as of May 19, 2010, as amended by amendments dated July 2, 2010 and July 13, 2010, by and between MasterCard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q filed on November 8, 2010).

10.30
Waiver Agreement dated as of August 27, 2010, by and among MasterCard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q filed on November 8, 2010).

10.31
Agreement of Settlement and Release, effective as of August 31, 2010, is entered into by and between Heartland Payment Systems, Inc., a Delaware corporation, and DFS Services LLC, a Delaware corporation. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q filed on November 8, 2010).

10.32
International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of December 30, 2010 between Heartland Payment Systems, Inc., a Delaware corporation, and Bank of America, N.A., a Delaware corporation. (Incorporated by reference to Exhibit 10.67 to the Registrant's Current Report on Form 10-K filed on March 10, 2011).

10.33**
Offer Letter between Maria Rueda and Heartland Payment Systems, Inc. dated April 11, 2011. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 15, 2011).

10.34**
Employee Confidential Information and Noncompetition Agreement between Maria Rueda and Heartland Payment Systems, Inc. dated April 11, 2011. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 15, 2011).

10.35**	Form of Performance-Based Employee Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on May 6, 2011).
10.36**	Form of Time Vesting Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.74 to the Registrant's Current Report on Form 10-K filed on February 28, 2012).

Exhibit Number	Description
10.37**	Form of Performance-Based Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.75 to the Registrant's Current Report on Form 10-K filed on February 28, 2012).
10.38	Merchant Financial Services Agreement with Wells Fargo Bank, N.A dated February 8, 2012. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on May 7, 2012).
10.39
Amendment No. 1 to the Merchant Financial Services Agreement between Wells Fargo Bank, N.A. and Heartland Payment Systems, Inc. dated April 30, 2012. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed on May 7, 2012).

10.40**	Offer Letter between David Gilbert and Heartland Payment Systems, Inc. dated May 21, 2012. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q filed on August 6, 2012).
10.41
Employee Confidential Information and Noncompetition Agreement between David Gilbert and Heartland Payment Systems, Inc. dated June 14, 2012. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q filed on August 6, 2012).

10.42**	Offer Letter between Ian M. Drysdale and Heartland Payment Systems, Inc. dated July 9, 2012. (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q filed on August 6, 2012).
10.43**
Employee Confidential Information and Noncompetition Agreement between Ian M. Drysdale and Heartland Payment Systems, Inc. dated July 9, 2012. (Incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q filed on August 6, 2012).

10.44**
Employee Confidential Information and Noncompetition Agreement between Michael A. Lawler and Heartland Payment Systems, Inc. dated July 13, 2012. (Incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-Q filed on August 6, 2012).

10.45
Merchant BIN and ICA Sponsorship and Services Agreement entered into by and between Heartland Payment Systems, Inc. and The Bancorp Bank as of November 23, 2009. (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant's Form 10-Q for the Quarter Ended September 30, 2012 filed on February 20, 2013).

10.46**	Form of Total Shareholder Return Performance Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.63 to Form 10-K for the Year Ended December 31, 2012 filed on March 1, 2013).
*10.47**	Form of Absolute Shareholder Return Performance Restricted Stock Unit Agreement.
10.48
Credit Agreement dated October 23, 2013, among Heartland Payment Systems, Inc., the lenders party to the Credit Agreement from time to time, Bank of America, N.A., as administrative agent (the “Agent”), swingline lender and letter of credit issuer (the “L/C Issuer”), SunTrust Bank and KeyBank National Association, as joint syndication agents, Wells Fargo Bank, National Association, as documentation agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and KeyBank Capital Markets, as joint lead arranges and joint book managers. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 29, 2013).

10.49
Intercreditor Agreement dated October 23, 2013 by and among Heartland Payment Systems, Inc. , as borrower, Wells Fargo, as sponsor, and Bank of America, N.A., as bank group administrative agent. (Incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q filed on August 6, 2012). (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on October 29, 2013).

10.50
Collateral Agreement dated October 23, 2013, among Heartland Payment Systems, Inc. certain of its subsidiaries as guarantors and, Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on October 29, 2013).

10.51
Subsidiary Guaranty dated October 23, 2013, among certain of Heartland Payment Systems, Inc subsidiaries as guarantors and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed on October 29, 2013).

10.52
ISDA Amendment dated October 23, 2013, among Heartland Payment Systems, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on October 29, 2013).

10.53
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

10.54
International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of December 30, 2010 between Heartland Payment Systems, Inc., a Delaware corporation, and Bank of America, N.A., a Delaware corporation. (Incorporated by reference to Exhibit 10.67 to the Registrant's Current Report on Form 10-K filed on March 10, 2011).

10.55
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

Exhibit Number	Description
10.56
Uncommitted Revolving Line of Credit Agreement, dated July 20, 2012 by and among Wells Fargo Bank, National Association, as lender and as sponsor bank, Heartland Payment Systems, Inc., a Delaware corporation and each guarantor thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 26, 2012).

10.57
Uncommitted Revolving Line of Credit Note, dated July 20, 2012 between Heartland Payment Systems, Inc., a Delaware corporation and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 26, 2012).

10.58
Intercreditor Agreement dated as of July 20, 2012, among Heartland Payment Systems, Inc., a Delaware corporation, Wells Fargo Bank, National Association, as Sponsor and JPMorgan Chase Bank, N.A., as the Bank Group Administrative Agent for the Bank Group Lenders. (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 26, 2012).

10.59
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

10.60
Revolving Credit Commitment Increase Agreement, dated December 12, 2012, by and among Heartland Payment Systems, Inc., JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank, and the existing lenders listed on the signature page thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 18, 2012).

10.61
Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of June 20, 2013, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent, Swingline Lender and Issuing Bank. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 25, 2013).

10.62
First Amendment to Uncommitted Revolving Line of Credit Agreement dated as of July 22, 2013, by and among Heartland Payment Systems, Inc., a Delaware corporation, the Guarantors party thereto, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 23, 2013).

10.63
Second Amendment to Uncommitted Revolving Line of Credit Agreement dated as of October 17, 2013, by and among Heartland Payment Systems, Inc., a Delaware corporation, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 23, 2013).

*10.64	Summary of Compensatory Arrangements with non-employee directors.
*21.1	List of Subsidiaries of Registrant.
*23.1	Consent of Deloitte & Touche LLP.
*31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101
The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) The Consolidated Statements of Comprehensive Income (iii) The Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flow; (v) the Consolidated Statements of Equity; and (vi) the Notes to the Consolidated Financial Statements.

* Filed herewith.
** Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 27, 2014

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

By:     /s/ Robert O. Carr
Robert O. Carr
Chief Executive Officer
(Principal Executive Officer)

By:     /s/ Robert H.B. Baldwin, Jr.
Robert H.B. Baldwin, Jr.
Interim Chief Financial Officer and Vice Chairman
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2014.

SIGNATURE	TITLE
/s/ ROBERT O. CARR	Chairman of the Board and Chief Executive Officer
Robert O. Carr	(Principal Executive Officer)

/s/ ROBERT H.B. BALDWIN, JR.	Interim Chief Financial Officer and Vice Chairman
Robert H.B. Baldwin, Jr.	(Principal Financial and Accounting Officer)

/s/ MAUREEN BREAKIRON-EVANS	Director
Maureen Breakiron-Evans

/s/ MITCHELL L. HOLLIN	Director
Mitchell L. Hollin

/s/ ROBERT H. NIEHAUS	Director
Robert H. Niehaus

/s/ MARC J. OSTRO	Director
Marc J. Ostro

/s/ JONATHAN PALMER	Director
Jonathan Palmer

/s/ RICHARD W. VAGUE	Director
Richard W. Vague

Exhibit Index

Exhibit Number	Description
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

10.3
Lease Agreement dated September 2004, between Heartland Payment Systems, Inc. and
Bank of America, N.A. for 90 Nassau Street, Princeton, New Jersey 08542 (Incorporated by reference to Exhibit 10.19 in the Registrant's Registration Statement on Form S-1, as amended (333-118073)).

10.4
First Amendment to Lease Agreement, dated March 17, 2005, between Heartland Payment Systems, Inc. and First State Investors 5200, LLC for 90 Nassau Street, Princeton, New Jersey 08542 (Incorporated by reference to Exhibit 10.20 in the Registrant's Registration Statement on Form S-1, as amended (333-118073)).

*10.5	Extension of Lease between Heartland Payment Systems, Inc. and 90 Nassau LLC for 90 Nassau Street, Princeton, New Jersey 08542 dated as of January 11, 2013.
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

Exhibit Number	Description
10.15**	Heartland Payment Systems, Inc. 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2008).
10.16
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

10.17**
Form of Employee Incentive Stock Option Agreement Under 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 filed on November 19, 2008 (File No.  333-155450)).

10.18**	Form of Employee Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.46 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2009).
10.19**
Amendment No. I to Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 11, 2009 entered into by Robert O. Carr with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.47 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2009).

10.20**
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

10.22
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

10.23
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

10.24
Agreement of Settlement and Release, dated December 17, 2009, by and between Heartland Payment Systems, Inc., a Delaware corporation, and American Express Travel Related Services Company, Inc., a New York Corporation (Incorporated by reference to Exhibit 10.55 to the Registrant's Annual Report on Form 10-K filed on March 10, 2010).

10.25**	Amendment and Restatement of Heartland Payment Systems, Inc.'s 2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 18, 2010).
10.26
Settlement Agreement between Heartland Payment Systems, Inc. and MasterCard International Incorporated dated May 19, 2010 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 19, 2010).

10.27
Amendment No.1 dated as of July 2, 2010 to the Settlement Agreement dated as of May 19, 2010 by and between MasterCard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on November 8, 2010).

10.28
Amendment No.2 dated as of July 13, 2010 to the Settlement Agreement dated as of May 19, 2010, as amended by amendment dated July 2, 2010, by and between MasterCard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed on November 8, 2010).

10.29
Amendment No.3 dated as of August 6, 2010 to the Settlement Agreement dated as of May 19, 2010, as amended by amendments dated July 2, 2010 and July 13, 2010, by and between MasterCard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q filed on November 8, 2010).

10.30
Waiver Agreement dated as of August 27, 2010, by and among MasterCard International Incorporated, a Delaware corporation and Heartland Payment Systems, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q filed on November 8, 2010).

10.31
Agreement of Settlement and Release, effective as of August 31, 2010, is entered into by and between Heartland Payment Systems, Inc., a Delaware corporation, and DFS Services LLC, a Delaware corporation. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q filed on November 8, 2010).

10.32
International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of December 30, 2010 between Heartland Payment Systems, Inc., a Delaware corporation, and Bank of America, N.A., a Delaware corporation. (Incorporated by reference to Exhibit 10.67 to the Registrant's Current Report on Form 10-K filed on March 10, 2011).

10.33**
Offer Letter between Maria Rueda and Heartland Payment Systems, Inc. dated April 11, 2011. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 15, 2011).

10.34**
Employee Confidential Information and Noncompetition Agreement between Maria Rueda and Heartland Payment Systems, Inc. dated April 11, 2011. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 15, 2011).

Exhibit Number	Description
10.35**	Form of Performance-Based Employee Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on May 6, 2011).
10.36**	Form of Time Vesting Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.74 to the Registrant's Current Report on Form 10-K filed on February 28, 2012).
10.37**	Form of Performance-Based Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.75 to the Registrant's Current Report on Form 10-K filed on February 28, 2012).
10.38	Merchant Financial Services Agreement with Wells Fargo Bank, N.A dated February 8, 2012. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on May 7, 2012).
10.39
Amendment No. 1 to the Merchant Financial Services Agreement between Wells Fargo Bank, N.A. and Heartland Payment Systems, Inc. dated April 30, 2012. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed on May 7, 2012).

10.40**	Offer Letter between David Gilbert and Heartland Payment Systems, Inc. dated May 21, 2012. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q filed on August 6, 2012).
10.41
Employee Confidential Information and Noncompetition Agreement between David Gilbert and Heartland Payment Systems, Inc. dated June 14, 2012. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q filed on August 6, 2012).

10.42**	Offer Letter between Ian M. Drysdale and Heartland Payment Systems, Inc. dated July 9, 2012. (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q filed on August 6, 2012).
10.43**
Employee Confidential Information and Noncompetition Agreement between Ian M. Drysdale and Heartland Payment Systems, Inc. dated July 9, 2012. (Incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q filed on August 6, 2012).

10.44**
Employee Confidential Information and Noncompetition Agreement between Michael A. Lawler and Heartland Payment Systems, Inc. dated July 13, 2012. (Incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-Q filed on August 6, 2012).

10.45
Merchant BIN and ICA Sponsorship and Services Agreement entered into by and between Heartland Payment Systems, Inc. and The Bancorp Bank as of November 23, 2009. (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant's Form 10-Q for the Quarter Ended September 30, 2012 filed on February 20, 2013).

10.46**	Form of Total Shareholder Return Performance Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.63 to Form 10-K for the Year Ended December 31, 2012 filed on March 1, 2013).
*10.47**	Form of Absolute Shareholder Return Performance Restricted Stock Unit Agreement.
10.48
Credit Agreement dated October 23, 2013, among Heartland Payment Systems, Inc., the lenders party to the Credit Agreement from time to time, Bank of America, N.A., as administrative agent (the “Agent”), swingline lender and letter of credit issuer (the “L/C Issuer”), SunTrust Bank and KeyBank National Association, as joint syndication agents, Wells Fargo Bank, National Association, as documentation agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and KeyBank Capital Markets, as joint lead arranges and joint book managers. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 29, 2013).

10.49
Intercreditor Agreement dated October 23, 2013 by and among Heartland Payment Systems, Inc. , as borrower, Wells Fargo, as sponsor, and Bank of America, N.A., as bank group administrative agent. (Incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q filed on August 6, 2012). (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on October 29, 2013).

10.50
Collateral Agreement dated October 23, 2013, among Heartland Payment Systems, Inc. certain of its subsidiaries as guarantors and, Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on October 29, 2013).

10.51
Subsidiary Guaranty dated October 23, 2013, among certain of Heartland Payment Systems, Inc subsidiaries as guarantors and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed on October 29, 2013).

10.52
ISDA Amendment dated October 23, 2013, among Heartland Payment Systems, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on October 29, 2013).

10.53
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

10.54
International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of December 30, 2010 between Heartland Payment Systems, Inc., a Delaware corporation, and Bank of America, N.A., a Delaware corporation. (Incorporated by reference to Exhibit 10.67 to the Registrant's Current Report on Form 10-K filed on March 10, 2011).

Exhibit Number	Description
10.55
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

10.56
Uncommitted Revolving Line of Credit Agreement, dated July 20, 2012 by and among Wells Fargo Bank, National Association, as lender and as sponsor bank, Heartland Payment Systems, Inc., a Delaware corporation and each guarantor thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 26, 2012).

10.57
Uncommitted Revolving Line of Credit Note, dated July 20, 2012 between Heartland Payment Systems, Inc., a Delaware corporation and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 26, 2012).

10.58
Intercreditor Agreement dated as of July 20, 2012, among Heartland Payment Systems, Inc., a Delaware corporation, Wells Fargo Bank, National Association, as Sponsor and JPMorgan Chase Bank, N.A., as the Bank Group Administrative Agent for the Bank Group Lenders. (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 26, 2012).

10.59
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

10.60
Revolving Credit Commitment Increase Agreement, dated December 12, 2012, by and among Heartland Payment Systems, Inc., JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank, and the existing lenders listed on the signature page thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 18, 2012).

10.61
Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of June 20, 2013, among Heartland Payment Systems, Inc., a Delaware corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent, Swingline Lender and Issuing Bank. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 25, 2013).

10.62
First Amendment to Uncommitted Revolving Line of Credit Agreement dated as of July 22, 2013, by and among Heartland Payment Systems, Inc., a Delaware corporation, the Guarantors party thereto, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 23, 2013).

10.63
Second Amendment to Uncommitted Revolving Line of Credit Agreement dated as of October 17, 2013, by and among Heartland Payment Systems, Inc., a Delaware corporation, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 23, 2013).

*10.64	Summary of Compensatory Arrangements with non-employee directors.
*21.1	List of Subsidiaries of Registrant.
*23.1	Consent of Deloitte & Touche LLP.
*31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101
The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) The Consolidated Statements of Comprehensive Income (iii) The Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flow; (v) the Consolidated Statements of Equity; and (vi) the Notes to the Consolidated Financial Statements.

* Filed herewith.
** Management contract or compensatory plan or arrangement