Form 10-Q
period 2014-03-31
HEARTLAND PAYMENT SYSTEMS INC
filed 2014-05-07
CIK 1144354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
As of May 5, 2014, there were 35,836,601 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$73,145	$71,932
Funds held for customers	155,557	127,375
Receivables, net	201,662	200,040
Investments	4,094	4,101
Inventory	10,928	11,087
Prepaid expenses	16,720	15,284
Current tax assets	6,863	10,426
Current deferred tax assets, net	6,788	9,548
Total current assets	475,757	449,793
Capitalized customer acquisition costs, net	62,628	61,027
Property and equipment, net	151,803	147,388
Goodwill	191,145	190,978
Intangible assets, net	48,821	49,857
Deposits and other assets, net	1,130	1,262
Total assets	$931,284	$900,305

Liabilities and Equity
Current liabilities:
Due to sponsor banks	$49,443	$19,109
Accounts payable	65,375	70,814
Customer fund deposits	155,557	127,375
Processing liabilities	101,089	130,871
Current portion of accrued buyout liability	14,015	13,943
Accrued expenses and other liabilities	40,498	49,861
Total current liabilities	425,977	411,973
Deferred tax liabilities, net	40,003	40,600
Reserve for unrecognized tax benefits	6,022	5,633
Long-term borrowings	180,000	150,000
Long-term portion of accrued buyout liability	27,285	25,436
Total liabilities	679,287	633,642
Commitments and contingencies (Note 11)	—	—

Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 37,666,727 and 37,485,486 shares issued at March 31, 2014 and December 31, 2013; 36,436,572 and 36,950,886 outstanding at March 31, 2014 and December 31, 2013	37	37
Additional paid-in capital	247,188	245,055
Accumulated other comprehensive loss	(29)	(88)
Retained earnings	48,598	35,960
Treasury stock, at cost (1,230,155 and 534,600 shares at March 31, 2014 and December 31, 2013)	(49,157)	(20,489)
Total stockholders’ equity	246,637	260,475
Noncontrolling interests	5,360	6,188
Total equity	251,997	266,663
Total liabilities and equity	$931,284	$900,305
See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Total revenues	$523,283	$501,239
Costs of services:
Interchange	318,096	307,072
Dues, assessments and fees	49,668	47,332
Processing and servicing	68,609	59,397
Customer acquisition costs	10,250	10,733
Depreciation and amortization	5,812	4,090
Total costs of services	452,435	428,624
General and administrative	44,486	45,840
Total expenses	496,921	474,464
Income from operations	26,362	26,775
Other income (expense):
Interest income	32	34
Interest expense	(1,050)	(1,234)
Other, net	(132)	(90)
Total other expense	(1,150)	(1,290)
Income from continuing operations before income taxes	25,212	25,485
Provision for income taxes	10,300	9,840
Net income from continuing operations	14,912	15,645
Income from discontinued operations, net of income tax of $2,135	—	3,970
Net income	14,912	19,615
Less: Net (loss) income attributable to noncontrolling interests
Continuing operations	(828)	—
Discontinued operations	—	56
Net income attributable to Heartland	$15,740	$19,559

Amounts Attributable to Heartland:
Net income from continuing operations, net of noncontrolling interests	$15,740	$15,645
Income from discontinued operations, net of income tax and noncontrolling interests	—	3,914
Net income attributable to Heartland	$15,740	$19,559

Basic earnings per share:
Income from continuing operations	$0.43	$0.42
Income from discontinued operations	—	0.11
Basic earnings per share	$0.43	$0.53

Diluted earnings per share:
Income from continuing operations	$0.42	$0.41
Income from discontinued operations	—	0.10
Diluted earnings per share	$0.42	$0.51

Weighted average number of common shares outstanding:
Basic	36,731	36,841
Diluted	37,735	38,374

Dividends declared per share:	$0.085	$0.07

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013

Net income	$14,912	$19,615
Other comprehensive income (loss):
Unrealized gains on investments, net of income tax of $9 and $4	12	3
Unrealized gains on derivative financial instruments, net of tax of $28 and $43	47	80
Foreign currency translation adjustment	—	(54)
Comprehensive income	14,971	19,644
Less: Comprehensive (loss) income attributable to noncontrolling interests	(828)	40
Comprehensive income attributable to Heartland	$15,799	$19,604

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Heartland Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares	Amount
Three Months Ended March 31, 2013
Balance, January 1, 2013	36,856	$38	$222,705	$(399)	$7,629	$(20,187)	$1,375	$211,161
Issuance of common stock– options exercised	89	—	1,158	—	—	—	—	1,158
Issuance of common stock - RSU's vested	144	—	(2,839)	—	—	—	—	(2,839)
Excess tax benefit on employee share-based compensation	—	—	1,753	—	—	—	—	1,753
Repurchase of common stock	(491)	—	—	—	—	(15,261)	—	(15,261)
Share-based compensation	—	—	3,866	—	—	—	—	3,866
Other comprehensive income (loss)	—	—	—	45	—	—	(16)	29
Changes in equity from sale of discontinued operation	—	—	—	83	—	—	(1,415)	(1,332)
Dividends on common stock	—	—	—	—	(2,580)	—	—	(2,580)
Net income for the period	—	—	—	—	19,559	—	56	19,615
Balance, March 31, 2013	36,598	$38	$226,643	$(271)	$24,608	$(35,448)	$—	$215,570

Three Months Ended March 31, 2014
Balance, January 1, 2014	36,951	$37	$245,055	$(88)	$35,960	$(20,489)	$6,188	$266,663
Issuance of common stock– options exercised	21	—	246	—	—	—	—	246
Issuance of common stock- RSU's vested	161	—	(4,125)	—	—	—	—	(4,125)
Excess tax benefit on employee share-based compensation	—	—	2,174	—	—	—	—	2,174
Repurchase of common stock	(696)	—	—	—	—	(28,668)	—	(28,668)
Share-based compensation	—	—	3,838	—	—	—	—	3,838
Other comprehensive income (loss)	—	—	—	59	—	—	—	59
Dividends on common stock	—	—	—	—	(3,102)	—	—	(3,102)
Net income (loss) for the period	—	—	—	—	15,740	—	(828)	14,912
Balance, March 31, 2014	36,437	$37	$247,188	$(29)	$48,598	$(49,157)	$5,360	$251,997

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$14,912	$19,615
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of capitalized customer acquisition costs	11,985	11,256
Other depreciation and amortization	9,864	7,214
Addition to loss reserves	866	802
Provision (recoveries) for doubtful receivables	337	(292)
Deferred taxes	4,205	1,251
Share-based compensation	3,838	3,866
Gain on sale of business	—	(3,786)
Write off of fixed assets and other	225	57
Changes in operating assets and liabilities:
Increase in receivables	(1,959)	(45,664)
Decrease (increase) in inventory	163	(608)
Payment of signing bonuses, net	(8,055)	(5,780)
Increase in capitalized customer acquisition costs	(5,531)	(4,798)
Increase in prepaid expenses	(1,436)	(3,128)
Decrease in current tax assets	5,737	598
Decrease (increase) in deposits and other assets	122	(1,054)
Excess tax benefits on employee share-based compensation	(2,174)	(1,753)
Increase in reserve for unrecognized tax benefits	390	317
Increase (decrease) in due to sponsor banks	30,335	(35,836)
(Decrease) increase in accounts payable	(6,871)	4,051
Decrease in accrued expenses and other liabilities	(13,071)	(14,197)
(Decrease) increase in processing liabilities	(30,597)	64,803
Payouts of accrued buyout liability	(1,875)	(2,929)
Increase in accrued buyout liability	3,796	4,275
Net cash provided by (used in) operating activities	15,206	(1,720)
Cash flows from investing activities
Purchase of investments	—	(609)
Maturities of investments	—	201
Increase in funds held for customers	(28,160)	(10,599)
Increase in customer fund deposits	28,182	10,606
Acquisitions of businesses, net of cash acquired	(3,250)	—
Proceeds from sale of business	—	19,343
Purchases of property and equipment	(12,846)	(11,351)
Net cash (used in) provided by investing activities	(16,074)	7,591
Cash flows from financing activities
Proceeds from borrowings	30,000	—
Principal payments on borrowings	—	(5,000)
Proceeds from exercise of stock options	246	1,158
Excess tax benefits on employee share-based compensation	2,174	1,753
Repurchases of common stock	(27,237)	(14,280)
Dividends paid on common stock	(3,102)	(2,580)
Net cash provided by (used in) financing activities	2,081	(18,949)

Net increase (decrease) in cash	1,213	(13,078)
Effect of exchange rates on cash	—	1
Cash at beginning of year	71,932	50,581
Cash at end of period	$73,145	$37,504

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest	$788	$1,041
Income taxes	(33)	7,683
See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Operations
Basis of Financial Statement Presentation— The accompanying condensed consolidated financial statements include those of Heartland Payment Systems, Inc. (the “Company,” “we,” “us,” or “our”) and its wholly-owned subsidiaries, Heartland Ovation Payroll, Inc. ("Ovation"), Heartland Payment Solutions, Heartland Acquisition LLC (“Network Services”), and as of September 11, 2013, Leaf Acquisition, LLC (which holds 66.67% of the outstanding capital stock of Leaf Holdings, Inc (collectively, "Leaf")), and until January 31, 2013, its previously 70% owned subsidiary Collective POS Solutions Ltd. (“CPOS”). The Company entered into an agreement during the fourth quarter of 2012 to sell CPOS. The transaction was settled on January 31, 2013 and the Company recorded a gain on the sale in the first quarter of 2013. The Company presented CPOS as a discontinued operation in the accompanying condensed consolidated financial statements. See Note 15, Discontinued Operations for more detail. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company's management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company's financial position at March 31, 2014, its results of operations, changes in equity and cash flows for the three months ended March 31, 2014 and 2013. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013. The December 31, 2013 Condensed Consolidated Balance Sheet was derived from the audited 2013 consolidated financial statements.

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

•	Full-service payroll processing and related tax filing services throughout the United States provided by Heartland Ovation Payroll,

•	Payment processing, higher education loan services and open- and closed-loop payment solutions to colleges and universities throughout the United States and Canada provided by Campus Solutions, and

•
Prepaid Card and Other including stored-value card solutions throughout the United States and Canada provided by Micropayments, and marketing solutions including loyalty and gift cards throughout the United States, provided through Heartland Marketing Solutions.

Over 71% of the Company's revenue is derived from processing and settling Visa and MasterCard bankcard transactions for its merchant customers. Because the Company is not a ''member bank'' as defined by Visa and MasterCard, in order to process and settle these bankcard transactions for its merchants, the Company has entered into sponsorship agreements with member banks. Visa and MasterCard rules restrict the Company from performing funds settlement or accessing merchant settlement funds and require that these funds be in the possession of the member bank until the merchant is funded. A sponsorship agreement permits the Company to route Visa and MasterCard bankcard transactions under the member bank's control and identification numbers to clear credit and signature debit bankcard transactions through Visa and MasterCard. A sponsorship agreement also enables the Company to settle funds between cardholders and merchants by delivering funding files to the member bank, which in turn transfers settlement funds to the merchants' bank accounts. These restrictions place the settlement assets and obligations under the control of the member bank.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The sponsorship agreements with the member banks require, among other things, that the Company abide by the bylaws and regulations of the Visa and MasterCard networks, and certain of the sponsor banks require a certificate of deposit or a cash balance in a deposit account. If the Company were to breach a sponsorship agreement and under certain other circumstances, the sponsor banks may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative sponsor bank. The Company is generally dependent on its sponsor banks, Visa and MasterCard for notification of any compliance breaches. As of March 31, 2014, the Company has not been notified of any such issues by its sponsor banks, Visa or MasterCard.

As of March 31, 2014, the Company is party to three bank sponsorship agreements.

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

On October 1, 2013, the Company transfered sponsorship and processing for a portfolio of SME merchants from Heartland Bank to TBB. The Company was party to a prior sponsorship agreement with Heartland Bank, an unrelated third party, to sponsor SME merchant processing. In March 2013, the Company notified Heartland Bank of its intention to terminate the sponsorship agreement and made arrangements for continuing sponsorship with TBB under the terms of the November 2009 sponsorship agreement.

•
On March 24, 2011, the Company entered into a sponsorship agreement with Barclays Bank Delaware to sponsor processing for certain of the Company's large national merchants. The agreement with Barclays Bank Delaware expires in March 2016 and will automatically renew for successive one-year periods unless either party provides six months written notice of non-renewal to the other party.

The following is a breakout of the Company’s total Visa and MasterCard settled card processing volume for the month ending March 31, 2014 by percentage processed under its individual bank sponsorship agreements:

	% of	March 2014
Sponsor Bank	Bankcard Processing Volume
Wells Fargo Bank, N.A.	65%
The Bancorp Bank	23%
Barclays Bank Delaware	12%

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

2. Summary of Significant Accounting Policies
Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include, among other things, the accrued buyout liability, capitalized customer acquisition costs, goodwill, loss reserves, certain accounts payable and accrued expenses and certain tax assets and liabilities, as well as the related valuation allowances, if any. Actual results could differ from those estimates.
Cash and Cash Equivalents—At March 31, 2014, cash included approximately $37.5 million of processing-related cash in transit and collateral, compared to approximately $32.1 million of processing-related cash in transit and collateral at December 31, 2013. Processing-related cash in transit and collateral includes funds in transit associated with timing differences arising between the amounts our sponsor banks receive from the bankcard networks and the amounts funded by the Company’s merchants. Processing-related cash in transit and collateral also includes merchant deposits, collateral deposits, and funds in transit relating to timing differences for non-card payment processing businesses.
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
Historically, the Company funded interchange advances to its SME merchants first with its available cash, and when that cash had been expended, by directing its sponsor banks to fund advances, thereby incurring a payable to sponsor banks. In the fourth quarter of 2012, the Company accelerated the end-of-day presentment of transaction funding files to the bankcard networks resulting in its sponsor banks receiving settlement cash one day earlier and increasing funding obligations to its SME merchants, which are carried in processing liabilities. As a result of accelerated presentment, the Company funds these merchant interchange advances/receivables first from the accelerated settlement cash received from bankcard networks, then from the Company's available cash or by incurring a payable to its sponsor banks. At March 31, 2014 and December 31, 2013, the Company did not fund any merchant advances from its available cash. The amount due to sponsor banks for funding merchant advances was $47.0 million at March 31, 2014 and $17.8 million at December 31, 2013. The Company pays its sponsor banks the prime rate on these payables. The payable to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants.

Receivables also include amounts resulting from the pre-funding of Discover and American Express transactions to the Company's merchants. These amounts are recovered the next business day following the date of processing the transaction.

Receivables also include amounts resulting from the sale, installation, training and repair of payment system hardware and software for Campus Solutions, Heartland School Solutions and Prepaid Card and Other systems. These receivables are mostly invoiced on terms of 30 days net from date of invoicing.

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

Investments and Funds Held for Customers—Investments, including those carried on the Condensed Consolidated Balance Sheets as Funds held for customers, consist primarily of equity investments, bond funds and certificates of deposit. Funds held for customers also include overnight bank deposits. The majority of investments carried in Funds held for customers are available-for-sale and recorded at fair value based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. In the event of a sale, cost is determined on a specific identification basis. At March 31, 2014, Funds held for customers included cash and cash equivalents of $142.3 million and investments available for sale of $13.3 million.

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

Management evaluates the capitalized customer acquisition costs for impairment on an annual basis by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of March 31, 2014.

Accrued Expenses and Other Liabilities— Accrued expenses and other liabilities on the Condensed Consolidated
Balance Sheets includes deferred revenue of $8.9 million and $18.2 million at March 31, 2014 and December 31, 2013, respectively, which is primarily related to the Company's Heartland School Solutions, Campus Solutions, and Payroll businesses.

Also included in accrued expenses and other liabilities at March 31, 2014 and December 31, 2013 is $2.8 million and $3.4 million, respectively, relating to the allocation of purchase price to an unfavorable processing contract associated with the September 30, 2011 acquisition of School-Link Technologies, Inc. During the three months ended March 31, 2014 and 2013, the Company amortized $0.6 million and $0.7 million, respectively of this accrued liability against the cash processing costs paid under that contract. During the three months ended March 31, 2013, the Company recorded an adjustment to the carrying value of this unfavorable processing contract of $1.6 million to adjust the liability to reflect the latest estimate of the expected cash processing costs to be paid over the remainder of the contract. The amortization for the quarter and adjustment to the fair value were included in cost of services in our Condensed Consolidated Statements of Income.

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

Revenue—The Company classifies its revenues into five categories: (i) Card Payment Processing, (ii) Heartland School Solutions, (iii) Heartland Ovation Payroll, (iv) Campus Solutions and (v) Prepaid Card and Other. The Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the price is fixed or determinable; and (4) collectability is reasonably assured.
Card Payment Processing revenue primarily consists of discount, per-transaction and periodic (primarily monthly) fees from the processing of Visa, MasterCard, American Express and Discover transactions for SME merchants and per-transaction fees for the authorization and settlement of transactions for Network Services merchants. Also included in this category are American Express and Discover servicing fees, merchant service fees, fees for processing chargebacks, termination fees on terminated contracts and fees from selling, renting and deploying point-of-sale devices. Interchange fees, which are the Company’s most significant expense, are set by the card networks and paid to the card issuing banks. For the majority of SME card processing revenue, the Company does not offset processing revenues and interchange fees because its business practice is to advance the interchange fees to most SME merchants when settling their daily transactions (thus paying the full amount of the transaction to the merchant), and then to collect the full discount fees from merchants on the first business day of the next month. The Company has merchant portability, credit risk, and the ultimate responsibility to the merchant and, as such, revenue is reported at the time of settlement on a gross basis. Payment processing services are transaction based and priced either as a fixed fee per transaction or calculated as a percentage of the transaction value. The fees are charged for the processing services provided and do not include the gross sales price paid by the ultimate buyer to the merchant. For SME merchants to whom the Company does not advance interchange, it records card processing revenues net of interchange fees. As Network Services does not advance interchange fees to its merchants, the Company records its card processing revenues net of interchange fees.

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

Other income (expense) also includes the pretax charges or recoveries related to the provision for processing system intrusion costs. See Note 11, Commitments and Contingencies for information on the Processing System Intrusion.

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
The provision for income taxes for the three months ended March 31, 2014 and 2013 and the resulting effective tax rates were as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Provision for income taxes	$10,300	$9,840
Effective tax rate	40.9%	38.6%

The increase in the effective tax rate for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, reflects the impact of providing a valuation allowance against deferred tax assets resulting from operating losses recorded by Leaf. Leaf is less than 80 percent owned and projects losses in the near term.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The Company's tax provision for interim periods is determined using an estimate of it's annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates it's estimate of the annual effective tax rate, and if the Company's estimated tax rate changes, it makes a cumulative adjustment in that period.
The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions, which have been deemed reasonable by management. However, if management's estimates are not representative of actual outcomes, the Company's results could be materially impacted. The Company does not expect any material changes to unrecognized tax benefits in the next twelve months. At March 31, 2014, the reserve for unrecognized tax benefits related to uncertain tax positions was $6.0 million, of which $4.1 million would, if recognized, impact the effective tax rate. At December 31, 2013, the reserve for unrecognized tax benefits related to uncertain tax positions was $5.6 million, of which $3.8 million would, if recognized, impact the effective tax rate.

Share–Based Compensation— In the fourth quarters of 2012 and 2013, the Company's Board of Directors approved grants of performance-based Restricted Share Units with grant-specific vesting and performance target terms as shown in the following table:

	4th Quarter 2012	4th Quarter 2013
RSU's Granted	60,507	115,223
Vested during 2014	—	—
Vesting during 2015	50%	—
Vesting during 2016	50%	—
Vesting during 2017	—	50%
Vesting during 2018	—	50%
Grant Performance Target	(a)	(b)

(a)
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

Pro Forma diluted earnings per share for (a) and (b) performance targets will be calculated excluding non-operating gains and losses, if any, and excluding the after-tax impact of share-based compensation expense. The closing price of the Company's common stock on the grant date equals the grant date fair value of these nonvested Restricted Share Units awards and will be recognized as compensation expense over their vesting periods.

In the fourth quarter of 2012, the Company's Board of Directors approved target grants of 60,793 Relative Total
Shareholder Return Restricted Share Units (referred to as “TSRs”). These TSRs are nonvested share awards for which vesting percentages and ultimate number of units vesting will be calculated based on the total shareholder return of our common stock

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

as compared to the total shareholder return of 86 peers. The payout schedule can produce vesting percentages ranging from 0%
to 225%. Total shareholder return will be calculated based upon the average closing price for the 30 calendar day period ending
December 9, 2015, divided by the closing price on December 10, 2012. The target number of units is based on achieving a total shareholder return equal to the 65th percentile of the peer group. The Company recorded expense on these TSRs based on achieving the target. A lattice valuation model was applied to measure the grant date fair value of these TSRs.

In the fourth quarter of 2013, the Company's Compensation Committee approved target grants of 57,598 Relative TSRs. These Relative TSRs are nonvested share awards for which vesting percentages and ultimate number of units vesting will be calculated based on the total shareholder return of the Company's common stock as compared to the total shareholder return of 91 peer companies. The payout schedule can produce vesting percentages ranging from 0% to 200%. Total shareholder return will be calculated based upon the average closing price for the 30 calendar day period ending December 6, 2016, divided by the closing price on December 6, 2013. The target number of units is based on achieving a total shareholder return equal to the 65th percentile of the peer group. The Company recorded expense on these TSRs based on achieving the target. A lattice valuation model was applied to measure the grant date fair value of these Relative TSRs.

In the fourth quarter of 2013, the Compensation Committee approved target grants of 59,533 Absolute Total
Shareholder Return Restricted Share Units (referred to as “Absolute TSRs”). These Absolute TSRs are nonvested share awards for which vesting percentages and ultimate number of units vesting will be calculated based on the Company's three or four year total shareholder return of our common stock. The payout schedule can produce vesting percentages ranging from 0% to
200%. Total shareholder return will be calculated based upon the average closing price for the 30 calendar day period ending
December 6, 2016 or December 6, 2017, divided by the closing price on December 6, 2013. The target number of units is based on achieving a total shareholder return of 33% over three years or 46% over four years. The Company recorded expense on these Absolute TSRs based on achieving the target. A lattice valuation model was applied to measure the grant date fair value of these Absolute TSRs.

Earnings per Share— Basic earnings per share was computed by dividing net income by weighted average number of common shares outstanding during the period. Diluted earnings per share was computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options and vesting of Restricted Share Units, where dilutive.

Common Stock Repurchases— On November 2, 2012, the Company's Board of Directors authorized the repurchase of up to $50 million of the Company's outstanding common stock, and these repurchases were completed during the second quarter of 2013. On May 8, 2013, the Company's Board of Directors authorized the repurchase of up to $75 million of the Company's outstanding common stock. As of March 31, 2014, repurchases under the May 8, 2013 authorization were ongoing. Repurchases under these programs were made through the open market in accordance with applicable laws and regulations. The Company intends to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including the Company's Revolving Credit Facility (as defined in Note 10 herein) and the proceeds of options exercises. The manner, timing and amount of repurchases, if any, will be determined by management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporation liquidity requirements. The repurchase program may be modified or discontinued at any time.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

A summary of repurchase activity under these authorizations is as follows:

	Repurchase Programs by Authorization Date
Activity For the Three Months Ended March 31, 2014	November 2012	May 2013	Total
Shares repurchased	—	695,555	695,555
Cost of shares repurchased (in thousands)	—	$28,668	$28,668
Average cost per share	—	$41.22	$41.22
Remaining authorization (in thousands)	—	$25,843	$25,843

Activity For the Three months ended March 31, 2013
Shares repurchased	491,300	—	491,300
Cost of shares repurchased (in thousands)	$15,261	—	$15,261
Average cost per share	$31.06	—	$31.06

Activity For the Year ended December 31, 2013
Shares repurchased	952,183	534,600	1,486,783
Cost of shares repurchased (in thousands)	$29,813	$20,488	$50,301
Average cost per share	$31.31	$38.32	$33.83

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

The Company has entered into fixed-pay amortizing interest rate swaps as a hedge of future cash flows on certain variable rate debt outstanding under its credit facility. These interest rate swaps convert the related notional amount of variable rate debt to fixed rate. The following table summarizes the components of the interest rate swaps.

	March 31, 2014	December 31, 2013
	(in thousands)
Notional value	$22,500	$25,000
Fair value (a)	(337)	(411)
Deferred tax benefit	126	153
(a) Recorded as a liability in accrued expenses and other liabilities

Noncontrolling Interests—Noncontrolling interests represent noncontrolling stockholders' share of the equity and after-tax net loss of Leaf as of December 31, 2013 and after-tax net income of CPOS until it was sold in a transaction settled on January 31, 2013. See Note 15, Discontinued Operations for more detail.
Noncontrolling stockholders' share of after-tax net loss of Leaf is included in Net income (loss) attributable to noncontrolling interests from continuing operations as of March 31, 2014 in the Consolidated Statements of Income for the three months ended March 31, 2014. The minority stockholders' interests included in noncontrolling interests in the March 31, 2014 and December 31, 2013 Consolidated Balance Sheet is $5.4 million and $6.2 million, respectively, and reflects the original investments by these minority shareholders in Leaf, along with their proportionate share of losses of Leaf. Noncontrolling stockholders' share of after-tax net income of CPOS is included in Net income (loss) attributable to noncontrolling interests from discontinued operations as of March 31, 2013 in the Condensed Consolidated Statements of Income for the three months ended March 31, 2013.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Subsequent Events—The Company evaluated subsequent events through the issuance date with respect to the condensed consolidated financial statements as of and for the three months ended March 31, 2014.
On April 1, 2014, the Company purchased the net assets of MCS Software for a $17.3 million cash payment.  This acquisition further expands our Heartland School Solutions business.

New Accounting Pronouncements— From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by us as of the specified effective date.

In July 2013, the FASB issued an accounting standard update which provides guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. Among those risks for financial assets and financial liabilities is the risk of changes in a hedged item's fair value or a hedged transaction's cash flows attributable to changes in the designated benchmark interest rate (referred to as interest rate risk). This update is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The implementation of this update did not have a material effect on the Company's condensed consolidated financial statements.

In July 2013, the FASB issued an accounting standard update which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this update are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are effective for fiscal years and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The amendments would be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The implementation of this update did not have a material effect on the Company's condensed consolidated financial statements.

In April 2014, the FASB issued updated guidance on reporting discontinued operations. Under this updated guidance, a discontinued operation will include a disposal of a major part of an entity’s operations and financial results such as a separate major line of business or a separate major geographical area of operations. The guidance raises the threshold to be a major operation but no longer precludes discontinued operations presentation where there is significant continuing involvement or cash flows with a disposed component of an entity. The guidance expands disclosures to include cash flows where there is significant continuing involvement with a discontinued operation and the pre-tax profit or loss of disposal transactions not reported as discontinued operations. The updated guidance is effective prospectively for interim and annual reporting periods beginning on or after December 15, 2014, with early application permitted. The effect on the Company’s condensed consolidated financial statements is still being evaluated and will depend on the nature of future disposal transactions, if any.

3. Acquisitions

2013 Acquisition:

Leaf Holdings, Inc.
On September 11, 2013, the Company purchased 66.67% of the outstanding capital stock of Leaf for a $14.5 million cash payment. The cash purchase price was financed from operating cash flows.

The transaction was accounted for under the purchase method of accounting. Beginning on September 11, 2013, Leaf's results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $18.5 million to goodwill, $6.9 million to intangible assets, $4.1 million to net tangible liabilities and $6.8 million to noncontrolling interest. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Goodwill is not expected to be deductible for income tax reporting.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The weighted average amortization life for the 2013 acquired finite lived intangible assets related to acquisition of Leaf is as follows:
Weighted-average amortization life
(In years)
Software	7.0
Patents	5.0
Overall	6.9

2014 Acquisition:

Liquor Point of Sale
On February 14, 2014, the Company purchased the assets of Merchant Software Corporation (referred to as
"Liquor POS") for a $3.3 million cash payment. The cash purchase price was financed from operating cash flows.

The transaction was accounted for under the purchase method of accounting. Beginning on February 15, 2014, Liquor POS results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $2.2 million to goodwill, $1.2 million to intangible assets, and $0.1 million to net tangible liabilities. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Goodwill is expected to be deductible for income tax reporting.

The weighted average amortization life for the 2014 acquired finite lived intangible assets related to acquisition of Liquor POS is as follows:
Weighted-average amortization life
(In years)
Customer relationships	10.0
Software	7.0
Non-compete agreements	5.0
Patents	5.0
Overall	8.9

4. Receivables
A summary of receivables by major class was as follows at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(In thousands)
Accounts receivable from merchants	$178,026	$172,147
Accounts receivable from bankcard networks	22,460	26,842
Accounts receivable from others	2,333	2,083
	202,819	201,072
Less allowance for doubtful accounts	(1,157)	(1,032)
Total receivables, net	$201,662	$200,040

Included in accounts receivable from others are amounts due from employees (predominately salespersons), which were $1.1 million at March 31, 2014 and at December 31, 2013. Accounts receivable related to bankcard networks are primarily amounts which were pre-funded to merchants for processing Discover and American Express bankcard transactions.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

A summary of the activity in the allowance for doubtful accounts for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Beginning balance	$1,032	$1,438
Additions (reductions) to allowance	337	(306)
Charges against allowance	(212)	(188)
Ending balance	$1,157	$944

5. Funds Held for Customers and Investments
A summary of Funds held for customers and investments, including the cost, gross unrealized gains (losses) and estimated fair value for investments held to maturity and investments available-for-sale by major security type and class of security was as follows at March 31, 2014 and December 31, 2013:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
March 31, 2014
Funds Held for Customers
Conservative income bond fund - available for sale	$12,000	$22	$—	$12,022
Fixed income bond fund - available for sale	968	264	—	1,232
Cash held for payroll customers	125,393	—	—	125,393
Cash held for Campus Solutions customers	16,910	—	—	16,910
Total Funds held for customers	$155,271	$286	$—	$155,557

Investments:
Investments held to maturity - Certificates of deposit (a)	$33	$—	$—	$33
Total investments	$33	$—	$—	$33
(a) Certificate of deposit has a remaining term of 5 months.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2013
Funds Held for Customers
Conservative income bond fund - available for sale	$12,000	$10	$—	$12,010
Fixed income bond fund - available for sale	968	254	—	1,222
Cash held for payroll customers	88,376	—	—	88,376
Cash held for Campus Solutions customers	25,767	—	—	25,767
Total Funds held for customers	$127,111	$264	$—	$127,375

Investments:
Investments held to maturity - Certificates of deposit	$33	$—	$—	$33
Total investments	$33	$—	$—	$33

Also included in Investments on the Consolidated Balance Sheet are other investments, at cost. As of March 31, 2014 and December 31, 2013, other investments, at cost, include a $4.0 million investment in the equity of ATX Innovation, Inc. ("Tabbedout").

During the three months ended March 31, 2014 and during the twelve months ended December 31, 2013, the Company did not experience any other-than-temporary losses on its investments.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

All available-for-sale debt securities and held to maturity investments, having aggregate amortized cost of $13.0 million and estimated fair value of $13.3 million, respectively, as of March 31, 2014, are due in one year or less.

6. Capitalized Customer Acquisition Costs, Net
A summary of net capitalized customer acquisition costs as of March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Capitalized signing bonuses	$88,520	$86,886
Less accumulated amortization	(44,484)	(43,775)
	44,036	43,111
Capitalized customer deferred acquisition costs	47,231	45,241
Less accumulated amortization	(28,639)	(27,325)
	18,592	17,916
Capitalized customer acquisition costs, net	$62,628	$61,027

A summary of the activity in capitalized customer acquisition costs, net for the three month periods ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$61,027	$56,425
Plus additions to:
Capitalized signing bonuses, net	8,055	5,780
Capitalized customer deferred acquisition costs	5,531	4,798
	13,586	10,578
Less amortization expense on:
Capitalized signing bonuses, net	(7,130)	(7,101)
Capitalized customer deferred acquisition costs	(4,855)	(4,155)
	(11,985)	(11,256)
Balance at end of period	$62,628	$55,747

Net signing bonus adjustments from estimated amounts to actual were $(1.0) million and $(0.8) million, respectively, for the three months ended March 31, 2014 and 2013. Net signing bonus adjustments are netted against additions in the table above. Negative signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year is less than the estimated gross margin for that year, resulting in the overpayment of the up-front signing bonus and would be recovered from the relevant salesperson. Positive signing bonus adjustments result from the prior underpayment of signing bonuses and would be paid to the relevant salesperson.

Fully amortized signing bonuses of $6.4 million and $6.9 million, respectively, were written off during the three month periods ended March 31, 2014 and 2013. In addition, fully amortized customer deferred acquisition costs of $3.5 million and $3.2 million, respectively, were written off during the three months ended March 31, 2014 and 2013.
The Company believes that no impairment of capitalized customer acquisition costs has occurred as of March 31, 2014.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

7. Intangible Assets and Goodwill
Intangible Assets — Intangible assets consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$50,329	$15,468	$34,861	3 to 18 years—proportional cash flow
Merchant portfolios	4,095	2,786	1,309	7 years—proportional cash flow
Software	21,367	11,534	9,833	2 to 5 years—straight line
Non-compete agreements	4,575	2,087	2,488	3 to 5 years—straight line
Other	400	70	330	2 to 9 years—straight line
	$80,766	$31,945	$48,821

	December 31, 2013			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$49,814	$14,107	$35,707	3 to 18 years—proportional cash flow
Merchant portfolios	4,095	2,703	1,392	7 years—proportional cash flow
Software	20,750	10,934	9,816	2 to 5 years—straight line
Non-compete agreements	4,489	1,880	2,609	3 to 5 years—straight line
Other	385	52	333	2 to 9 years—straight line
	$79,533	$29,676	$49,857
Amortization expense related to the intangible assets was $2.3 million for the three months ended March 31, 2014 and 2013, respectively. The estimated amortization expense related to intangible assets in twelve month increments is as follows:

For the Twelve Months Ended March 31,
(In thousands)
2015	$8,759
2016	7,995
2017	6,799
2018	5,461
2019	4,253
Thereafter	15,554
$48,821

Goodwill — The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2014
and 2013 were as follows:	Card Payment Processing	Heartland Ovation Payroll	Heartland School Solutions	Campus Solutions	Other	Total
Balance at January 1, 2013	$43,701	$30,831	$53,350	$33,679	$6,501	$168,062
Goodwill acquired during the period	—	—	—	—	—	—
Other	—	420	—	1,967	—	2,387
Balance at March 31, 2013	43,701	31,251	53,350	35,646	6,501	170,449

Balance at January 1, 2014	64,320	31,018	53,350	35,789	6,501	190,978
Goodwill acquired during the period	2,247	—	—	—	—	2,247
Other (a)	(2,080)	—	—	—	—	(2,080)
Balance at March 31, 2014	$64,487	$31,018	$53,350	$35,789	$6,501	$191,145
(a) Reflects adjustments to allocations of purchase price.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Percentage of total reportable segments' assets that was goodwill as of March 31, 2014 and 2013 is as follows:
	Percent of Goodwill to Reportable Segments' Total Assets
	March 31, 2014	March 31, 2013
Card	11.3%	8.6%
Payroll	16.2%	17.1%
Heartland School Solutions	70.3%	77.2%
Campus Solutions	49.1%	51.2%
Other	35.7%	41.6%

8. Processing Liabilities
Processing liabilities result primarily from the Company's card processing activities and include merchant deposits maintained to offset potential liabilities from merchant chargeback processing. A summary of processing liabilities and loss reserves was as follows at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(In thousands)
Merchant bankcard processing	$92,364	$121,143
Merchant deposits	7,053	8,223
Loss reserves	1,672	1,505
	$101,089	$130,871

In addition to the merchant deposits listed above, the Company held letters of credit related to merchant card payment processing totaling $250,000 and $260,000 at March 31, 2014 and December 31, 2013, respectively.

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

The card networks generally allow chargebacks up to four months after the later of (1) the date the transaction is processed or (2) the delivery of the product or service to the cardholder. As the majority of the Company's SME merchant transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company's exposure to chargebacks is the last four months' processing volume on the SME portfolio, which was $24.2 billion and $24.4 billion for the four months ended March 31, 2014 and December 31, 2013, respectively. However, for the four months ended March 31, 2014 and December 31, 2013, the Company was presented with $11.9 million and $11.7 million, respectively, in chargebacks by issuing banks. In the three months ended March 31, 2014 and 2013, the Company incurred merchant credit losses of $0.7 million , on total SME card processing volumes processed of $18.0 billion and $17.3 billion, respectively. These credit losses are included in processing and servicing costs in the Company's Condensed Consolidated Statements of Income and Comprehensive Income.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company's SME merchants. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its Condensed Consolidated Balance Sheets, amounting to $1.7 million and $1.5 million at March 31, 2014 and at December 31, 2013, respectively. This reserve is determined by performing an analysis of the Company's historical loss experience applied to current processing volume and exposures.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

A summary of the activity in the loss reserve for the three month periods ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Beginning balance	$1,505	$1,955
Additions to reserve	866	753
Charges against reserve (a)	(699)	(753)
Ending balance	$1,672	$1,955

(a)	Included in these amounts are Heartland Ovation Payroll segment losses of $77,000 and $57,000, respectively, for the three months ended March 31, 2014 and 2013.
9. Accrued Buyout Liability
A summary of the accrued buyout liability was as follows as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(In thousands)
Vested Relationship Managers and sales managers	$39,510	$38,082
Unvested Relationship Managers and sales managers	1,790	1,297
	41,300	39,379
Less current portion	(14,015)	(13,943)
Long-term portion of accrued buyout liability	$27,285	$25,436

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.2 million and $0.1 million at March 31, 2014 and December 31, 2013, respectively.
A summary of the activity in the accrued buyout liability for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Beginning balance	$39,379	$35,410
Increase in settlement obligation, net	3,796	4,275
Buyouts	(1,875)	(2,929)
Ending balance	$41,300	$36,756

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

The Credit Agreement contains covenants which include: maintenance of certain leverage and fixed charge coverage ratios; limitations on our indebtedness, liens on our properties and assets, investments in, and loans to other business units, our ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to the Company's subsidiaries. The Company was in compliance with these covenants as of March 31, 2014.

The Prior Credit Agreement provided a term credit facility (the “Term Credit Facility”). The Term Credit Facility required amortization payments in the amount of $5.0 million for each fiscal quarter during the fiscal year ended December 31, 2013.

On October 23, 2013, the Company drew down $150.0 million on its Revolving Credit Facility and used those proceeds to repay borrowings then outstanding under its Prior Credit Agreement; $55.0 million under the Term Credit Facility and $91.0 million under the Prior Credit Agreement revolving credit facility. The remainder of the proceeds from the Revolving Credit Facility was used to provide ongoing working capital and for other general purposes. At March 31, 2014 and December 31, 2013, the Company had $180.0 million and $150.0 million, respectively, under the Credit Agreement.

Under the terms of the Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1%, in each case plus a margin determined by the Company's current leverage ratio.

The weighted average interest rate at March 31, 2014 was 1.7%. Total fees and direct costs paid for the Company's credit facilities as of March 31, 2014 were $3.3 million, including $2.6 million paid on October 23, 2013. These costs are being amortized to interest expense over the life of the Credit Agreement.

11. Commitments and Contingencies
Litigation-The Company is involved in ordinary course legal proceedings, which include all claims, lawsuits, investigations and proceedings, including unasserted claims, which are probable of being asserted, arising in the ordinary course of business and otherwise not described below. The Company has considered all such ordinary course legal proceedings in formulating its disclosures and assessments. In the opinion of the Company, based on consultations with outside counsel, material losses in addition to amounts previously accrued are not considered reasonably possible in connection with these ordinary course legal proceedings.

The Company has also been subject to lawsuits, claims, and investigations which resulted from the criminal breach of its payment systems environment (the "Processing System Intrusion"). See Contingencies below for a description of the Processing System Intrusion.

Contingencies-The Company collects and stores sensitive data about its merchant customers and bankcard holders. If the Company’s network security is breached or sensitive merchant or cardholder data is misappropriated, the Company could be exposed to assessments, fines or litigation costs.

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
Future minimum lease payments for all non-cancelable leases as of March 31, 2014 were as follows:

For the Twelve Months Ended March 31,	Operating Leases (a)
(In thousands)
2015	$12,078
2016	9,635
2017	5,552
2018	3,643
2019	3,406
Thereafter	7,336
Total future minimum lease payments	$41,650
(a) There were no material capital leases at March 31, 2014.

Rent expense for leased facilities and equipment was $2.6 million and $2.3 million, respectively, for the three months ended March 31, 2014 and 2013.
Commitments—Certain officers of the Company have entered into employee confidential information and non-competition agreements under which they are entitled to severance pay equal to their base salary and medical benefits for one year or two years depending on the officer and a pro-rated bonus in the event they are terminated by the Company other than for cause. The Company paid $0.6 million under one of these agreements in the three months ended March 31, 2014.
The following table reflects the Company’s other significant contractual obligations, including leases from above, as of March 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$11,064	$6,604	$4,460	$—	$—
Telecommunications providers (b)	12,797	4,719	6,080	1,998	—
Facility and equipment leases	41,650	12,078	15,187	7,049	7,336
Credit Facility (c)	180,000	—	—	180,000	—
	$245,511	$23,401	$25,727	$189,047	$7,336

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

(c)
Interest rates on the Revolving Credit Facility are variable in nature; however, the Company is party to fixed-pay amortizing interest rate swaps having a remaining notional amount of $22.5 million. If interest rates were to remain at the March 31, 2014 level, the Company would make interest payments of $1.3 million in the next 1 year and $0.3 million in the next 1 to 3 years or a total of $1.6 million including net settlements on the fixed-pay amortizing interest rate swaps. The Revolving Credit Facility is available on a revolving basis until October 23, 2018.

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

The Company has the following five reportable segments: (1) Card Payment Processing, which provides card payment processing and related services to our SME merchants and Network Services Merchants (2) Heartland Ovation Payroll, which

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

provides payroll processing and related tax filing services, (3) Heartland School Solutions, which provides school nutrition and point-of-sale solutions and associated payment solutions, (4) Campus Solutions, which provides payment processing, higher education loan services and open- and closed-loop payment solutions, and (5) Prepaid Card and Other. The Prepaid Card and Other segment consists of Prepaid Card, which provides prepaid card, stored-value card and loyalty and gift card marketing solutions and other miscellaneous income. The components of the Prepaid Card and Other segment do not meet the defined thresholds for being an individually reportable segment under applicable accounting guidance.
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
At March 31, 2014 and 2013, 72% and 70%, respectively, of Heartland Ovation Payroll's total assets were funds that the Company holds as a fiduciary in its payroll processing services activities for payment to taxing authorities. At March 31, 2014 and 2013, 23% and 20%, respectively, of the Campus Solutions segment's total assets represent funds held for our loan servicing customers related to payment processing services provided for federal student loan billing and processing that is payable to higher education institutions and other businesses. See Note 7, Intangible Assets and Goodwill for goodwill as a percentage of the reportable segments' total assets.
A summary of the Company’s segments for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
Revenues	(In thousands)
Card Payment Processing	$475,479	$459,025
Heartland School Solutions	14,501	12,095
Heartland Ovation Payroll	14,217	12,809
Campus Solutions	13,318	11,519
Prepaid Card and Other	5,768	5,791
Total revenues	$523,283	$501,239

Depreciation and amortization
Card Payment Processing	$7,385	$6,491
Heartland School Solutions	508	453
Heartland Ovation Payroll	846	833
Campus Solutions	626	505
Prepaid Card and Other	382	404
Unallocated corporate administration amounts	117	(1,507)
Total depreciation and amortization	$9,864	$7,179

Interest income
Card Payment Processing	$32	$34
Total interest income	$32	$34

Interest expense
Card Payment Processing	$1,050	$1,236
Campus Solutions	—	1
Reconciling	—	(3)
Total interest expense	$1,050	$1,234

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Net income from continuing operations
Card Payment Processing	$12,936	$15,031
Heartland School Solutions	2,026	2,558
Heartland Ovation Payroll	2,343	1,450
Campus Solutions	2,374	1,194
Prepaid Card and Other	421	77
Unallocated corporate administration amounts	(5,188)	(4,665)
Total net income from continuing operations	$14,912	$15,645

Assets
Card Payment Processing	$572,830	$510,146
Heartland School Solutions	75,908	69,071
Heartland Ovation Payroll	191,423	182,574
Campus Solutions	72,916	69,566
Other	18,207	15,641
Total assets	$931,284	$846,998

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

	Three Months Ended March 31
	2014	2013
	(In thousands, except per share)
Numerator:
Income from continuing operations attributable to Heartland	$15,740	$15,645
Income from discontinued operations attributable to Heartland	—	3,914
Net income attributable to Heartland	$15,740	$19,559

Denominator:
Basic weighted average shares outstanding	36,731	36,841
Effect of dilutive instruments:
Stock options and restricted stock units	1,004	1,533
Diluted weighted average shares outstanding	37,735	38,374

Basic earnings per share:
Income from continuing operations	$0.43	$0.42
Income from discontinued operations	—	0.11
Basic earnings per share	$0.43	$0.53
Diluted earnings per share:
Income from continuing operations	$0.42	$0.41
Income from discontinued operations	—	0.10
Diluted earnings per share	$0.42	$0.51

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

For the three months ended March 31, 2014, there have been no transfers between Level 1 and Level 2 categories. The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2014 and at December 31, 2013:

March 31, 2014		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments available for sale:
Conservative income bond fund (a)	$12,022	$12,022	$—	$—
Fixed income bond fund (a)	1,232	1,232	—	—
Total assets	$13,254	$13,254	$—	$—

Liabilities:
Interest rate swaps	$337	$—	$337	$—
Total liabilities	$337	$—	$337	$—

December 31, 2013		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments available for sale:
Conservative income bond fund (a)	$12,010	$12,010	$—	$—
Fixed income bond fund (a)	1,222	1,222	—	—
Total assets	$13,232	$13,232	$—	$—

Liabilities:
Interest rate swaps	$411	$—	$411	$—
Total liabilities	$411	$—	$411	$—
(a) amounts included in Funds held for customers on the Condensed Consolidated Balance Sheet

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The following tables provide the assets and liabilities carried at fair value measured on a non-recurring basis as of March 31, 2014 and December 31, 2013

March 31, 2014		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments held to maturity:
Certificates of deposit	$33	$—	$33	$—
Total assets	$33	$—	$33	$—

Liabilities:
Revolving credit facility	$180,000	$—	$180,000	$—
Total liabilities	$180,000	$—	$180,000	$—

December 31, 2013		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments held to maturity:
Certificates of deposit	$33	$—	$33	$—
Total assets	$33	$—	$33	$—

Liabilities:
Revolving credit facility	$150,000	$—	$150,000	$—
Total liabilities	$150,000	$—	$150,000	$—

The Company's liabilities include interest rate swaps that are measured at fair value using observable market inputs including the Company's credit risk and its counterparties' credit risks. Based on these inputs, the interest rate swaps are classified within Level 2 of the valuation hierarchy. Based on the Company's continued ability to enter into these swaps, the Company considers the markets for its fair value instruments to be active. The Company's liabilities as of March 31, 2014 and December 31, 2013 also include borrowings under its credit facilities and the carrying value of these liabilities approximates fair value.

The Company's financial instruments also include cash and cash equivalents and cash held for customers and their carrying values approximate fair value as of March 31, 2014 and December 31, 2013, because they bear interest at market rates and have maturities of less than 90 days at the time of purchase.

15. Discontinued Operations
In the fourth quarter of 2012, the Company along with the 30% non-controlling shareholders of Collective Point of Sale Solutions, Ltd. (“CPOS”) entered into an agreement to sell CPOS to a third party. CPOS was not a significant subsidiary and the Company will have no continuing involvement in its operations. After receiving regulatory approval, the transaction settled on January 31, 2013. The total sales price was $30.3 million cash including net working capital, of which the Company received $20.9 million for its 70% ownership in CPOS. The total gain recorded on the sale was $3.8 million, net of income taxes of $2.1 million. The following table shows the results of operations of CPOS for the three months ended March 31, 2014 and 2013 which are included in the earnings from discontinued operations:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Revenues	$—	$1,117
Expenses	—	870
Income from operations	—	247
Income from discontinued operations, net of income tax of $68	—	184
Gain on sale of discontinued operations, net of income tax of $2,067	—	3,786
Net income from discontinued operations attributable to noncontrolling interests	—	56
Net income from discontinued operations attributable to Heartland	$—	$3,914

PART I. FINANCIAL INFORMATION (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).
Forward Looking Statements
Unless the context requires otherwise, references in this report to “the Company,” “we,” “us,” and “our” refer to Heartland Payment Systems, Inc. and our subsidiaries.

Some of the information in this Quarterly Report on Form 10-Q may contain forward‑looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, financial condition and prospects, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “anticipate,” “believe,” "estimate," “expect,” “intend,” “plan,” "predict," "will be," "will continue" or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. You should understand that many important factors, in addition to those discussed elsewhere in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Certain of these factors are described in Item 1A. Risk Factors of the 2013 Form 10-K and include, without limitation, unauthorized disclosure of user data through breaches of our computer systems or otherwise, our competitive environment, the business cycles and credit risks of our merchants, chargeback liability, merchant attrition, problems with our sponsor banks, our relationships with third-party bankcard payment processors, our inability to pass increased interchange fees, assessments, and transaction fees along to our merchants, economic conditions, systems failures and government regulation.

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

Card Payment Processing
At March 31, 2014, we provided our card payment processing services to 167,793 active SME merchants located across the United States. This compares to 166,697 active SME merchants at December 31, 2013 and 170,247 active SME merchants at March 31, 2013. At March 31, 2014, we provided card payment processing services to approximately 1,130 Network Services merchants with approximately 43,109 locations compared to approximately 500 merchants and 46,154 locations at March 31, 2013. According to The Nilson Report, in 2013 we were the 5th largest merchant acquirer in the United States ranked by transaction count and the 8th largest merchant acquirer by processed dollar volume, which consisted of Visa, MasterCard, and Discover signature debit cards, and PLUS, NYCE, PULSE, STAR, ACCEL/Exchange and other PIN-based debit cards, in addition to Visa, American Express, MasterCard, Discover, Diners Club, Union Pay, and JCB credit cards. These rankings represented 3.5 billion transactions and 3.0% of the total U.S. bankcard processing market, respectively.

We sold our interest in Collective POS Solutions. ("CPOS") in a transaction settled on January 31, 2013. CPOS has historically represented an insignificant component of our financial position and results of operations. However, as further disclosed elsewhere in the notes to the condensed consolidated financial statements, we recognized a gain on the sale of CPOS in the first quarter of 2013. As a result, we presented CPOS as a discontinued operation for all periods presented.

Our total card processing volume for the three months ended March 31, 2014 was $24.5 billion, a 2.7% increase from the $23.9 billion processed during the three months ended March 31, 2013. Our SME card processing volume for the three months ended March 31, 2014 was $18.0 billion, an increase of 3.7% over the three months ended March 31, 2013 reflecting increases for same store sales growth and the addition of SME merchants whose processing volume exceeded that of merchants who attrited during the year.
Our card processing volume for the three months ended March 31, 2014 also includes $6.6 billion of settled volume for Network Services merchants, compared to $6.5 billion for the three months ended March 31, 2013. Card processing volume for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
SME merchants	$17,963	$17,330
Network Services merchants	6,567	6,486
Canada (a)	—	59
Total bankcard processing volume (b)	$24,530	$23,875
(a) Canadian operations were discontinued as result of the sale of CPOS in January of 2013.
(b) Card processing volume includes volume for credit and signature debit transactions.

Merchant attrition is expected in the card payment processing industry in the ordinary course of business. We experience attrition in merchant card processing volume resulting from several factors, including business closures, transfers of merchants' accounts to our competitors and account closures that we initiate due to heightened credit risks. We measure SME processing volume attrition relative to all SME merchants that were processing with us in the same month a year earlier. During the three months ended March 31, 2014, we experienced 15.0% average annualized attrition in our SME card processing volume compared to an average attrition of 12.9%, and 12.8% for the years ended December 31, 2013 and 2012, respectively.

In our SME business, we measure same store sales growth, or contraction, as the change in card processing volume for all card merchants that were processing with us in the same month a year earlier. During the three months ended March 31, 2014, same store sales contracted 0.2% on average, compared to growth of 2.2% in the quarter ended March 31, 2013 and 2.0% growth on average in all of 2013. Same store sales growth or contraction results from the combination of the increasing or decreasing use by consumers of bankcards for the purchase of goods and services at the point of sale, and sales growth or contraction experienced by our retained SME merchants. Historically, our same store sales experience has tracked overall economic conditions, and this is the case for 2014. The following table compares our same store sales (contraction)/growth during 2014, 2013 and 2012:

Same Store Sales (Contraction) Growth	2014	2013	2012
First Quarter	(0.2)%	2.2%	3.4%
Second Quarter		1.9%	2.2%
Third Quarter		1.6%	1.8%
Fourth Quarter		2.4%	1.5%
Full Year		2.0%	2.2%
We measure the overall production of our sales force by new gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. We measure installed margin primarily for our SME card processing, payroll processing and loyalty and gift card marketing businesses. Our newly installed gross margin for the three months ended March 31, 2014 increased 24.3%. We attribute this increase in newly installed gross margin to higher volumes and margins at newly installed merchants and improved individual productivity achieved by our salespersons, as well as growth in the sales force since the first quarter of 2013. Our combined Relationship Managers, Territory Managers and Senior Product Advisors ("SPA") count amounted to 902 and 891 at December 31, 2013 and March 31, 2014, respectively, and 816 in the quarter ended March 31, 2013. We expect to drive increases in year-over-year installed margin in future periods primarily by increasing our Relationship and Territory Managers, and SPA count.

    The card revenue we earn in our SME business is recurring in nature, as we typically enter into three-year service contracts with our card processing SME merchants that, in order to qualify for the agreed-upon pricing, require the merchant to achieve card processing volume minimums. Our SME revenue is generated primarily from payment processing fees, which are a combination of a fee equal to a percentage of the dollar amount of each transaction we process plus a flat fee per transaction. We make mandatory payments of interchange fees to the card issuer through the card networks and dues, assessments and other network fees to Visa, MasterCard and Discover. Our SME gross card processing revenue is largely driven by the Visa and MasterCard volume processed by our merchants. We also realize card processing revenues from processing transactions for our SME merchants accepting American Express and from processing Discover transactions.

In contrast to SME card processing revenues, revenues from our Network Services merchants are largely driven by the number of transactions we process (whether settled, or only authorized), not our processing volume, as the merchants which comprise Network Services' customer base pay on a per transaction basis for processing services. Additionally, we provide authorization, settlement and account servicing services on our front and back end systems for American Express transactions for larger merchants, and merchants signed to American Express by other processors; for those services we receive compensation from American Express on a per transaction basis. The number of transactions we processed for Network Services merchants and American Express for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Network Services merchants:
Settled	233,944	224,785
Authorized	564,253	549,252
Total Network Services	798,197	774,037
American Express (a)	7,500	7,583
Total	805,697	781,620
(a) Includes only those transactions not eligible for residual compensation

Our ability to manage our front-end authorization systems, HPS Exchange, VAPS and NWS, provides us greater control of the electronic transaction process, allows us to offer our merchants a differentiated product offering, and offers economies of scale that we expect will increase our long-term profitability. During the three months ended March 31, 2014 and 2013, approximately 95% of our SME transactions were processed through HPS Exchange. All of our Network Services transactions were processed through VAPS or NWS.

We provide clearing, settlement and merchant accounting services through our own internally developed back-end processing system, Passport. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At both March 31, 2014 and 2013, substantially all of SME merchants were processing on Passport and all Network Services settled transactions were processed on Passport.

Heartland School Solutions
We provide school nutrition, point-of-sale solutions, and associated payment solutions including online prepayment, to kindergarten through 12th grade ("K to 12") schools through-out the United States. At March 31, 2014, our Heartland School Solutions business provided services to over 34,000 public and private schools, as compared to over 29,000 public and private schools at December 31, 2013. In April 2014, we acquired MCS Software continuing the expansion of our market-leading position in the K to 12 school nutrition and POS technology industry. Our Heartland School Solutions business has been built through a series of six acquisitions, including the recent April 2014 acquisition of MCS Software. Heartland School Solutions now serves over 34,000 K to 12 schools nationwide, representing a 35% share of the public schools in the U.S.

Heartland Ovation Payroll
We provide payroll processing services throughout the United States. On December 31, 2012, we acquired Ovation Payroll, Inc. ("Ovation") nearly doubling the customers in our existing payroll business. At March 31, 2014, we processed payroll for 24,625 customers, an increase of 9.6% from 22,468 payroll customers at March 31, 2013. In the three months ended March 31, 2014, we installed 2,095 new payroll processing customers. We operate a comprehensive payroll management system, which we refer to as HOP (formerly PlusOne Payroll), that streamlines all aspects of the payroll process to enable time and cost savings. The HOP platform enables us to process payroll on a large scale and provide customizable solutions for businesses of all sizes. The acquisition of Ovation added scale to our HOP platform, leveraging operating costs, and also added management, a new sales approach including an affinity partner network, and enhanced product and servicing capabilities.

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
Campus Solutions also provides open- and closed-loop payment solutions for college or university campuses to efficiently process small value electronic transactions. Besides payment processing, our One-Card product enables personal identification, door access, cashless vending transactions, cashless laundry, meal plans and cashless printing at campus facilities. Our innovative Give Something Back Network adds Internet and phone accessible closed-loop debit card based financial services to the students, faculty, staff and local community merchants of an educational institution. In addition, our Refund Select program, which we introduced in 2010, addresses the major operational needs of campuses by providing an open-loop debit card platform onto which schools will load financial aid refunds. At March 31, 2014, we had 48 colleges enrolled, representing 245,000 students and over $490 million in annual reimbursement, under the Refund Select program. We currently have 226 OneCard and Refund Select college and university accounts.

First Quarter of 2014 Financial Results
Our financial results for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, reflect the benefits of 5.9% year-over-year growth in net revenue and a decrease of 3.0% in general and administrative expenses partially offset by an increase of 15.5% in processing and servicing costs. For the three months ended March 31, 2014, we recorded net income from continuing operations, net of noncontrolling interests of $15.7 million, or $0.42 per share, compared to $15.6 million, or $0.41 per share, in the three months ended March 31, 2013. Results for the three months ended March 31, 2014 include a loss from operations of $2.7 million for Leaf Holdings, Inc. ("Leaf") in which we acquired a 67% ownership in September 2013. The following is a summary of our financial results for the three months ended March 31, 2014:

•
Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased $8.7 million, or 5.9%, from $146.8 million in the three months ended March 31, 2013 to $155.5 million in the three months ended March 31, 2014. The increase in net revenue was driven by the increased card processing net revenue from our SME merchants and increases in revenues for Heartland School Solutions, Heartland Ovation Payroll, and Campus Solutions.

•
During the three months ended March 31, 2014, our SME processing volume increased 3.7% to $18.0 billion from $17.3 billion during the three months ended March 31, 2013. We earn percentage-based revenues on our SME processing volume. The year-over-year increase reflects improvements in the level of new SME merchants installed.

•
Our processing and servicing expenses increased $9.2 million, or 15.5%, from $59.4 million in the three months ended March 31, 2013, to $68.6 million in the three months ended March 31, 2014. The increase in processing and servicing expenses was primarily due to increased costs associated with processing and servicing higher SME bankcard processing volume, and increased cost of sales and servicing related to higher Heartland School Solutions, Heartland Ovation Payroll, and Campus Solutions revenues. As we continue to integrate our payroll businesses, the increase in processing and servicing expenses reflects reclassification of approximately $1.7 million of expenses from general and administrative to processing and servicing expense to bring operating expenses in our legacy payroll business and Ovation business into alignment. The three months ended March 31, 2013 also reflects a decrease in processing and servicing expense due to an adjustment to the carrying value of an unfavorable processing contract associated with our September 30, 2011 acquisition of School-Link Technologies, Inc.of $1.6 million to adjust the liability to reflect the latest estimate of the expected cash processing costs to be paid over the remainder of the contract.

•
Our general and administrative expenses decreased $1.4 million, or 3.0%, from $45.8 million in the three months ended March 31, 2013 to $44.5 million in the three months ended March 31, 2014. General and administrative expenses for March 31, 2014 decreased primarily due to decreases in IT related costs, equipment lease expense, and lower legal costs. As we continue to integrate our payroll businesses, the decrease in general and administrative expenses reflects reclassification of approximately $1.7 million of expenses from general and administrative to processing and servicing to bring operating expenses in our legacy payroll business and Ovation business into alignment. Partially offsetting these decreases was an increase in General and Administrative expenses as a result of the September 2013 acquisition of Leaf.

•
Our income from operations, which we also refer to as operating income, decreased $0.4 million to $26.4 million for the three months ended March 31, 2014, from $26.8 million for the three months ended March 31, 2013. Our Operating Margin, which we measure as operating income divided by net revenue, was 17.0% for the three months ended March 31, 2014, compared to 18.2% for the three months ended March 31, 2013. Excluding the operating loss from Leaf, our Operating Margin for the three months ended March 31, 2014 was 18.7%.

See “— Results of Operations — Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013” for a more detailed discussion of our first quarter financial results.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements are unaudited. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at March 31, 2014, our results of operations, our changes in equity and our cash flows for the three months ended March 31, 2014 and 2013. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2014. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements included elsewhere in this report and in our 2013 Form 10-K.

Our critical accounting estimates and judgments have not changed materially from those reported in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Form 10-K.

Results of Operations
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
The following table shows certain income statement data as a percentage of net revenue for the periods indicated (in thousands of dollars):

	Three Months Ended March 31, 2014	% of Net Revenue	Three Months Ended March 31, 2013	% of Net Revenue	Change
					Amount	%
Net revenue:
Total revenues	$523,283		$501,239		$22,044	4.4%
Less: Interchange	318,096		307,072		11,024	3.6%
Less: Dues, assessments and fees	49,668		47,332		2,336	4.9%
Total net revenue	155,519	100.0%	146,835	100.0%	8,684	5.9%

Expenses:
Processing and servicing	68,609	44.1%	59,397	40.5%	9,212	15.5%
Customer acquisition costs	10,250	6.6%	10,733	7.3%	(483)	(4.5)%
Depreciation and amortization	5,812	3.7%	4,090	2.8%	1,722	42.1%
General and administrative	44,486	28.6%	45,840	31.2%	(1,354)	(3.0)%
Total expenses	129,157	83.0%	120,060	81.8%	9,097	7.6%
Income from operations	26,362	17.0%	26,775	18.2%	(413)	(1.5)%
Other income (expense):
Interest income	32	—%	34	—%	(2)	(5.9)%
Interest expense	(1,050)	(0.7)%	(1,234)	(0.8)%	184	14.9%
Other, net	(132)	(0.1)%	(90)	(0.1)%	(42)	100.0%
Total other (expense) income	(1,150)	(0.7)%	(1,290)	(0.9)%	140	10.9%
Income from continuing operations before income taxes	25,212	16.2%	25,485	17.4%	(273)	(1.1)%
Provision for income taxes	10,300	6.6%	9,840	6.7%	460	4.7%
Net income from continuing operations	14,912	9.6%	15,645	10.7%	(733)	(4.7)%
Income from discontinued operations, net of income tax	—	—%	3,970	2.7%	(3,970)
Net income	14,912	9.6%	19,615	13.4%	(4,703)	(24.0)%
Less: Net (loss) income attributable to noncontrolling interests
Continuing operations	(828)		—		(828)
Discontinued operations	—		56		(56)
Net income attributable to Heartland	$15,740	10.1%	$19,559	13.3%	$(3,819)	(19.5)%
(a) Attributable to income from discontinued operations.

Revenue. The following tables summarize total revenue and total net revenue (which we define as total revenue less interchange fees and dues, assessments and fees) by segment for the three months ended March 31, 2014 and 2013 (in thousands of dollars):

	Three Months Ended March 31,		Change from Prior Year
Total revenue:	2014	2013	Amount	%
Card Payment Processing	$475,479	$459,025	$16,454	3.6%
Heartland School Solutions	14,501	12,095	2,406	19.9%
Heartland Ovation Payroll	14,217	12,809	1,408	11.0%
Campus Solutions	13,318	11,519	1,799	15.6%
Prepaid Card and Other	5,768	5,791	(23)	(0.4)%
Total revenue	$523,283	$501,239	$22,044	4.4%

	Three Months Ended March 31,		Change from Prior Year
Total net revenue:	2014	2013	Amount	%
Card Payment Processing	$107,715	$104,621	$3,094	3.0%
Heartland School Solutions	14,501	12,095	2,406	19.9%
Heartland Ovation Payroll	14,217	12,809	1,408	11.0%
Campus Solutions	13,318	11,519	1,799	15.6%
Prepaid Card and Other	5,768	5,791	(23)	(0.4)%
Total net revenue	$155,519	$146,835	$8,684	5.9%

Card Payment Processing
Card Payment Processing net revenue increased $3.1 million, or 3.0%, from $104.6 million in the three months ended March 31, 2013 to $107.7 million in the three months ended March 31, 2014. This increase was driven by a $2.3 million or 2.4% increase in SME net revenue, reflecting a 3.7% increase in SME processing volume from $17.3 billion in the three months ended March 31, 2013 to $18.0 billion in the three months ended March 31, 2014. This increase in processing volume reflects the addition of SME merchants whose processing volume exceeded that of merchants who attrited and the impact of same store sales contraction for the three months ended March 31, 2014. This SME processing volume includes processing for merchants in our Heartland School Solutions, Campus Solutions, and Prepaid Card and Other businesses. However, net revenue related to that processing volume is included in the net revenue reported for those businesses.

Heartland School Solutions
Heartland School Solutions net revenue increased 19.9% from $12.1 million in the three months ended March 31, 2013 to $14.5 million in the three months ended March 31, 2014. The increase in Heartland School Solutions net revenue is due primarily to an increase in equipment-related revenues as a result of a sale of equipment and related installation services to a large new school district customer.

Heartland Ovation Payroll
Heartland Ovation Payroll net revenue increased 11.0% from $12.8 million in the three months ended March 31, 2013 to $14.2 million in the three months ended March 31, 2014. The increase in payroll processing net revenue is primarily due to a 9.6% increase in payroll processing customers from 22,468 at March 31, 2013 to 24,625 at March 31, 2014.

Campus Solutions
Campus Solutions net revenue increased 15.6% from $11.5 million in the three months ended March 31, 2013 to $13.3 million in the three months ended March 31, 2014, primarily due to higher student loan servicing related revenue, as well as growth in revenue related to our student tuition payment processing and tuition payment plan products.

Prepaid Card and Other
Prepaid Card and Other net revenue decreased 0.4% in the three months ended March 31, 2014, due primarily to the sale of a group of merchant contracts that occurred in March 2013.

Total expenses. Total expenses increased 7.6% from $120.1 million in the three months ended March 31, 2013 to $129.2 million in the three months ended March 31, 2014, primarily due to an increase in Processing and servicing expense. Total expenses represented 83.0% of total net revenue in the three months ended March 31, 2014, compared to 81.8% in the three months ended March 31, 2013.

Processing and servicing expense for the three months ended March 31, 2014 increased by $9.2 million, or 15.5%, compared with the three months ended March 31, 2013. The increase in processing and servicing expenses was primarily due to increased costs associated with processing and servicing higher SME bankcard processing volume and increased cost of sales and servicing related to higher Heartland School Solutions, Heartland Ovation Payroll, and Campus Solutions revenues. As we continue to integrate our payroll businesses, the increase in processing and servicing expenses reflects reclassification of approximately $1.7 million of expenses from general and administrative to processing and servicing expense to bring operating expenses in our legacy payroll business and Ovation business into alignment. The three months ended March 31, 2013 also reflects a decrease in processing and servicing expense due to an adjustment to the carrying value of an unfavorable processing contract associated with our September 30, 2011 acquisition of School-Link Technologies, Inc.of $1.6 million to adjust the liability to reflect the latest estimate of the expected cash processing costs to be paid over the remainder of the contract. As a percentage of net revenue, processing and servicing expense increased to 44.1% for the three months ended March 31, 2014 compared with 40.5% for the three months ended March 31, 2013.

Customer acquisition costs for the three months ended March 31, 2014 decreased by $0.5 million, or 4.5% compared with the three months ended March 31, 2013. This decline reflects the impacts of higher capitalized customer deferred acquisitions costs resulting from improved levels of new installed margin and a lower increase in the accrued buyout liability reflecting merchants who attrited during the three months ended March 31, 2014.
Customer acquisition costs for the three months ended March 31, 2014 and 2013 included the following components (in thousands of dollars):

	Three Months Ended March 31,
	2014	2013
Amortization of signing bonuses, net	$7,130	$7,101
Amortization of capitalized customer deferred acquisition costs	4,855	4,155
Increase in accrued buyout liability	3,796	4,275
Capitalized customer deferred acquisition costs	(5,531)	(4,798)
Total customer acquisition costs	$10,250	$10,733
Depreciation and amortization expenses increased 42.1% from $4.1 million in the three months ended March 31, 2013 to $5.8 million in the three months ended March 31, 2014. Most of our investments in information technology have supported the continuing development of HPS Exchange, Passport and other processing-related initiatives. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized increased from $7.9 million in the three months ended March 31, 2013 to $11.8 million in the three months ended March 31, 2014. The total amount of capitalized costs for projects placed in service in the three months ended March 31, 2014 and 2013 was $7.9 million and $7.2 million, respectively.

General and administrative. General and administrative expenses decreased $1.4 million, or 3.0%, from $45.8 million in the three months ended March 31, 2013 to $44.5 million in the three months ended March 31, 2014. General and administrative expenses decreased primarily due to decreases in IT related costs, equipment lease expense, and lower legal costs. As we continue to integrate our payroll businesses, the decrease in general and administrative expenses reflects reclassification of approximately $1.7 million of expenses from general and administrative to processing and servicing to bring operating expenses in our legacy payroll business and Ovation business into alignment. Partially offsetting these decreases was an increase in general and administrative expenses as a result of the September 2013 acquisition of Leaf. General and administrative expenses as a percentage of net revenue for the three months ended March 31, 2014 was 28.6%, a decrease from 31.2% for the three months ended March 31, 2013.
Income from operations. Our income from operations, which we also refer to as operating income, decreased $0.4 million to $26.4 million for the three months ended March 31, 2014, from $26.8 million for the three months ended March 31, 2013. This decline results from Leaf's $2.7 million operating loss for the three months ended March 31, 2014. Our Operating Margin, which we measure as operating income divided by net revenue, was 17.0% for the three months ended March 31, 2014, compared to 18.2% for the three months ended March 31, 2013. Excluding the operating loss from Leaf, our Operating Margin for the three months ended March 31, 2014 was 18.7%.
Interest expense. Interest expense for the three months ended March 31, 2014 was $1.1 million, compared with $1.2 million for the three months ended March 31, 2013. Interest expense in both periods includes interest incurred under our Credit Facilities and interest we recorded on payables to our sponsor banks. See “—Liquidity and Capital Resources—Credit Facilities” for more detail on our borrowings.
Other income (expense), net. Other, net for the three months ended March 31, 2014 included pre-tax expense relating to the write down of capitalized information technology development projects partially offset by pre-tax income from a payment relating to the sale of a group of merchant contracts within our Prepaid Card and Other business. Other, net for the three months ended March 31, 2013 included pre-tax income for the first payment relating to the sale of a group of merchant contracts within our Prepaid Card and Other business.

Income taxes. Income taxes for the three months ended March 31, 2014 were an expense of $10.3 million, reflecting an effective tax rate of 40.9%. This compares to income tax expense of $9.8 million for the three months ended March 31, 2013, and an effective tax rate of 38.6%. The increase in the effective tax rate for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, reflects the impact of providing a valuation allowance against deferred tax assets resulting from operating losses recorded by Leaf. Leaf is less than 80 percent owned and projects losses in the near term.

Income from discontinued operations, net of income tax. Income from discontinued operations, net of income tax reflects the results of operations from our interest in CPOS, which we sold in a transaction settled on January 31, 2013 and recognized a gain on the sale of $3.8 million, net of tax. We presented the results of operations for CPOS as a discontinued operation for all periods presented.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $15.7 million for the three months ended March 31, 2014. This compares to a net income of $19.6 million for the three months ended March 31, 2013.
Balance Sheet Information

	March 31, 2014	December 31, 2013
	(In thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$73,145	$71,932
Funds held for customers	155,557	127,375
Receivables, net	201,662	200,040
Capitalized customer acquisition costs, net	62,628	61,027
Property and equipment, net	151,803	147,388
Goodwill	191,145	190,978
Intangible assets, net	48,821	49,857
Total assets	931,284	900,305
Due to sponsor banks	49,443	19,109
Accounts payable	65,375	70,814
Customer fund deposits	155,557	127,375
Processing liabilities	101,089	130,871
Borrowings:
Long term portion	180,000	150,000
Accrued buyout liability:
Current portion	14,015	13,943
Long term portion	27,285	25,436
Total liabilities	679,287	633,642
Total stockholders’ equity	246,637	260,475

March 31, 2014 Compared to December 31, 2013
Total assets increased $31.0 million, or 3.4%, to $931.3 million at March 31, 2014 from $900.3 million at December 31, 2013, primarily due to a $28.2 million increase in funds held for customers. The increase in funds held for customers was offset by an equal increase in customer fund deposits.
Our receivables, which increased $1.6 million or 0.8% from December 31, 2013, are primarily due from our card payment processing merchants and result in large part from our practice of advancing interchange fees to most of our SME merchants during the month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge merchants for processing transactions. Total receivables also include amounts due from Discover and American Express bankcard networks for merchant sales transactions. Amounts due from bankcard networks at March 31, 2014 decreased $4.4 million from December 31, 2013 reflecting settlement timing differences directly related to which day of the week the respective quarter ended. Receivables from the networks are recovered the following business day from the date of processing the transaction.
Historically, we funded interchange advances to our SME merchants first with our available cash, then when that cash had been expended, by directing our sponsor banks to fund advances, thereby incurring a payable to our sponsor banks. In the fourth quarter of 2012, we accelerated the end-of-day presentment of transaction funding files to the bankcard networks, resulting in our sponsor banks receiving settlement cash one day earlier and increasing our funding obligations to our SME merchants, which we carry in processing liabilities. As a result, these merchant interchange advances/receivables are first funded from the accelerated settlement cash received from bankcard networks, then from our available cash, and only thereafter from incurring a payable to our sponsor banks. Our receivables from SME bankcard processing merchants increased $5.9 million from December 31, 2013. At March 31, 2014 and at December 31, 2013 we did not have any merchant advances funded with company cash. The amount due to sponsor banks for funding advances was $17.8 million at December 31, 2013, and at March 31, 2014 the amount due to sponsor banks for funding merchant advances was $47.0 million. The payable to sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. Receivables from merchants also include transaction fees due from Network Services Merchants, up approximately $1.6 million from December 31, 2013, and receivables from the sale of point of sale terminal equipment.
Total borrowings under our credit facility increased $30.0 million, or 20.0%, to $180.0 million at March 31, 2014 from $150.0 million at December 31, 2013. See “—Liquidity and Capital Resources” for discussion of Credit Facilities.

Total stockholders’ equity decreased $13.8 million from December 31, 2013 primarily due to repurchasing $28.7 million of our outstanding common stock and paying cash dividends of $3.1 million during the three months ended March 31, 2014. Partially offsetting the decrease in stockholders' equity was the net income of $15.7 million we recorded for the three months ended March 31, 2014. Other increases in total stockholders’ equity for the three months ended March 31, 2014 included proceeds received from the exercise of stock options, tax benefits related to those stock option exercises and share-based compensation expense.

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

Other than borrowings we use to fund certain acquisitions and share repurchases, we fund our cash needs primarily with cash flow from our operating activities and through our agreements with our sponsor banks to fund SME merchant advances. We believe that our current cash and investment balances, cash generated from operations and our agreements with our sponsor banks to fund SME merchant advances will provide sufficient liquidity to meet our anticipated needs for operating capital for at least the next twelve months.

Working Capital- Our working capital, defined as current assets less current liabilities, was positive by $49.8 million at March 31, 2014 and $37.8 million at December 31, 2013.

At March 31, 2014, we had cash on our Balance Sheet totaling $73.1 million compared to cash of $71.9 million at December 31, 2013. Our March 31, 2014 cash balance included approximately $37.5 million of processing-related cash in transit and collateral, compared to approximately $32.1 million of processing-related cash in transit and collateral at December 31, 2013.

On March 31, 2014, we had $170.0 million available to us under our Revolving Credit Facility. See “— Credit Facilities” for more details.

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

On February 15, 2014, we purchased the assets of Merchant Software Corporation (referred to as
"Liquor POS") for a $3.3 million cash payment. The cash purchase price was financed from operating cash flows. Liquor POS is a leading provider of POS systems to the liquor retail vertical. It currently serves over 3,400 merchants to whom we expect to offer our products and services.

Cash Flows Provided By (Used In) Operating Activities. We reported net cash provided by operating activities of $15.2 million in the three months ended March 31, 2014, compared to net cash used by operating activities of $1.7 million in the three months ended March 31, 2013. Cash provided by operating activities in the three months ended March 31, 2014 reflects an increase in the amounts due to sponsor banks. Cash used in operating activities in the three months ended March 31, 2013 reflected an increase in receivables, primarily processing related.
Other major determinants of operating cash flow are net signing bonus payments, which consume operating cash as we install new merchants, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. We paid net signing bonuses of $8.1 million and $5.8 million, respectively, in the three months ended March 31, 2014 and 2013. In the three months ended March 31, 2014 and 2013, we reduced our accrued buyout liability by making buyout payments of $1.9 million and $2.9 million, respectively.

Cash Flows (Used In) Provided By Investing Activities. Net cash used by investing activities was $16.1 million for the three months ended March 31, 2014, compared to net cash provided by investing activities of $7.6 million for the three months ended March 31, 2013.
Cash flows used by investing activities for the three months ended March 31, 2014 reflects the purchase of Liquor POS for $3.3 million. We made capital expenditures of $12.8 million during the three months ended March 31, 2014, compared to $11.4 million in the three months ended March 31, 2013. We continue building our technology infrastructure, primarily for hardware and software needed for the development and expansion of our products and operating platforms. To further develop our technology, we anticipate that these expenditures will continue near current levels. Cash flows provided by investing activities for the three months ended March 31, 2013 benefited from the $19.3 million of net proceeds from the sale of CPOS.
Cash Flows Provided by (Used In) Financing Activities. Net cash provided by financing activities was $2.1 million for the three months ended March 31, 2014, compared to net cash used in financing activities of $18.9 million for the three months ended March 31, 2013.
During the three months ended March 31, 2014, we borrowed $30.0 million under our Revolving Credit Facility. During the three months ended March 31, 2013, we made term loan amortization payments of $5.0 million, respectively, due under our Prior Credit facility. See “— Credit Facilities” for more details.
Cash provided by/(used in) financing activities in the three months ended March 31, 2014 and 2013 included cash used for common stock repurchases. See “ —Common Stock Repurchases” for more information on our common stock repurchase authorizations. We used $27.2 million of cash to repurchase 695,555 shares of our common stock during the three months ended March 31, 2014 compared to $14.3 million of cash to repurchase 491,300 shares of our common stock during the three months ended March 31, 2013.

Cash dividends paid in the three months ended March 31, 2014 were $3.1 million, compared to dividends paid of $2.6 million in the three months ended March 31, 2013. See “— Dividends on Common Stock” for more information on our common stock dividends. During the three months ended March 31, 2014 and 2013, employees exercised stock options generating cash proceeds in the aggregate of $0.2 million and $1.2 million, respectively.

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

The Credit Agreement and the Prior Credit Agreement contain covenants which include: maintenance of certain leverage and fixed charge coverage ratios; limitations on our indebtedness, liens on our properties and assets, investments in, and loans to other business units, our ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to our subsidiaries. We were in compliance with these covenants as of
March 31, 2014 and December 31, 2013 and expect we will remain in compliance with the covenants of the Credit
Agreement for at least the next twelve months.

The Prior Credit Agreement provided a term credit facility (the “Term Credit Facility”). The Term Credit Facility
required amortization payments in the amount of $5.0 million for each fiscal quarter during the fiscal year ended December
31, 2013.

On October 23, 2013, we drew down $150.0 million on our Revolving Credit Facility and used those proceeds to repay borrowings then outstanding under our Prior Credit Agreement which included: $55.0 million under the Term Credit
Facility and $91.0 million under the Prior Credit Agreement revolving credit facility. The remainder of the proceeds from the Revolving Credit Facility was used to provide ongoing working capital and for other general purposes.

At March 31, 2014, there was $180.0 million outstanding under the Revolving Credit Facility and at December 31, 2013, we had $150.0 million outstanding.

Common Stock Repurchases. On November 2, 2012, our Board of Directors authorized the repurchase of up to $50 million of our outstanding common stock, and these repurchases were completed during the second quarter of 2013. Repurchases under these programs were made through the open market in accordance with applicable laws and regulations. On May 8, 2013, the our Board of Directors authorized the repurchase of up to $75 million of our outstanding common stock. As of March 31, 2014, repurchases under the May 8, 2013 authorization were ongoing. We intend to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including our Revolving Credit Facility and the proceeds of options exercises. The manner, timing and amount of repurchases, if any, will be determined by management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporation liquidity requirements. The repurchase program may be modified or discontinued at any time.

	Repurchase Programs by Authorization Date
Activity For the Three Months Ended March 31, 2014	November 2012	May 2013	Total
Shares repurchased	—	695,555	695,555
Cost of shares repurchased (in thousands)	—	$28,668	$28,668
Average cost per share	—	$41.22	$41.22
Remaining authorization (in thousands)	—	$25,843	$25,843

Activity For the Three months ended March 31, 2013
Shares repurchased	491,300	—	491,300
Cost of shares repurchased (in thousands)	$15,261	—	$15,261
Average cost per share	$31.06	—	$31.06

Activity For the Year ended December 31, 2013
Shares repurchased	952,183	534,600	1,486,783
Cost of shares repurchased (in thousands)	$29,813	$20,488	$50,301
Average cost per share	$31.31	$38.32	$33.83

Dividends on Common Stock. The following table summarizes quarterly cash dividends declared and paid on our common stock during 2014 and 2013:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Three Months Ended March 31, 2014
February 5, 2014	March 3, 2014	March 14, 2014	$0.085

Twelve Months Ended December 31, 2013
February 7, 2013	March 4, 2013	March 15, 2013	$0.07
April 30, 2013	May 24, 2013	June 15, 2013	$0.07
July 30, 2013	August 23, 2013	September 13, 2013	$0.07
October 29, 2013	November 22, 2013	December 13, 2013	$0.07

On April 30, 2014, our Board of Directors declared a quarterly cash dividend of $0.085 per share of common stock, payable on June 13, 2014 to stockholders of record as of May 23, 2014.

Contractual Obligations. The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we must do so. As the majority of our SME transactions involve the delivery of the product or service at the time of the transaction, a good basis to estimate our exposure to chargebacks is the last four months' bankcard processing volume on our SME portfolio, which was $24.2 billion for the four months ended March 31, 2014 and $24.4 billion for the four months ended December 31, 2013. However, during the four months ended March 31, 2014 and December 31, 2013, we were presented with $11.9 million and $11.7 million, respectively, of chargebacks by issuing banks. In the three months ended March 31, 2014 and the year ended December 31, 2013, we incurred merchant credit losses of $0.7 million and $3.1 million, respectively, on total SME bankcard dollar volumes processed of $18.0 billion and $74.6 billion, respectively. These credit losses are included in processing and servicing expense in our Condensed Consolidated Statements of Income.
The following table reflects our significant contractual obligations as of March 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$11,064	$6,604	$4,460	$—	$—
Telecommunications providers (b)	12,797	4,719	6,080	1,998	—
Facility and equipment leases	41,650	12,078	15,187	7,049	7,336
Credit Facility (c)	180,000	—	—	180,000	—
	$245,511	$23,401	$25,727	$189,047	$7,336

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

(c)
Interest rates on the Revolving Credit Facility are variable in nature; however, we are party to fixed-pay amortizing interest rate swaps having a remaining notional amount of $22.5 million. If interest rates were to remain at the March 31, 2014 level, we would make interest payments of $1.3 million in the next 1 year and $0.3 million in the next 1 to 3 years or a total of $1.6 million including net settlements on the fixed-pay amortizing interest rate swaps. The Revolving Credit Facility is available on a revolving basis until October 23, 2018.

Unrecognized Tax Benefits. At March 31, 2014, we had gross tax-effected unrecognized tax benefits of approximately $6.0 million. See “— Critical Accounting Estimates — Income Taxes.” As of March 31, 2014, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

Legal and Regulatory Considerations
Except as disclosed in “Legal Proceedings” of Part II of this Quarterly Report on Form 10-Q, there were no material developments that occurred since the filing of our 2013 Form 10-K in the proceedings under Part I, Item 3. Legal Proceedings, nor are we aware of any other material legal proceedings initiated against us during such time.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our primary market risk exposure is to changes in interest rates.

We have interest rate risk related to our payable to our sponsor banks. Within our amount payable to our sponsor banks are balances which our sponsor banks have advanced to our SME merchants for interchange fees. Historically, these advances to our SME merchants were funded first with our available cash, then by incurring a payable to our sponsor banks when that cash had been expended. Beginning in the fourth quarter of 2012, these merchant advances are first funded from settlement cash received from bankcard networks when receipt of that settlement cash precedes the funding obligation to the SME merchant. At March 31, 2014 the amount due to sponsor banks for funding merchant advances was $47.0 million. During the quarter ended March 31, 2014, the average daily interest-bearing balance of that payable was approximately $8.1 million. A hypothetical 100 basis point change in short-term interest rates applied to our average payable to sponsor banks would result in a change of approximately $81,000 in annual pre-tax income.

We also incur interest rate risk on borrowings under our Credit Agreement. The Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $350 million, of which up to $35 million may be used for the issuance of letters of credit and up to $35 million is available for swing line loans. The Revolving Credit Facility also provides for, upon the prior approval of the administrative agent and subject to the receipt of commitments, an increase to the total revolving commitments of $150 million for a total commitment under the Revolving Credit Facility of $500 million. The Revolving Credit Facility is available to us on a revolving basis until October 23, 2018. All principal and interest not previously paid on the Revolving Credit Facility will mature and be due and payable on October 23, 2018. At March 31, 2014, there was $180.0 million outstanding under the Revolving Credit Facility.

In January 2011, we entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50.0 million on the variable rate debt outstanding under the Term Credit Facility. These interest rate swaps convert that initial notional amount to fixed rate. At March 31, 2014, the remaining notional amount of these interest rate swaps was $22.5 million. The impact which a hypothetical 100 basis point increase in short-term interest rates would have on our outstanding March 31, 2014 balances under the Credit Agreement would be a decline of approximately $1.6 million in annual pre-tax income, including the effect from interest rate swaps.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities within three years. At March 31, 2014, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $202,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $168,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $202,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $168,000.

Office Facilities
At March 31, 2014, we owned one facility and leased twenty five facilities which we use for operational, sales and administrative purposes.
Our principal executive offices are located in approximately 9,300 square feet of leased office space on Nassau
Street in Princeton, New Jersey. The Nassau Street lease expires in June 2023. We own 58 acres of land in Jeffersonville, Indiana, on which we constructed our credit card operations and service center. The state-of-the-art facility is comprised of 238,000 square feet of space supporting customer service, operations, deployment, day care, fitness, cafeteria, and large company meetings.

We also leased the following facilities as of March 31, 2014:

Location	Square Feet	Expiration
Alpharetta, Georgia	11,484	May 31, 2016
Auburn, Alabama	8,035	May 15, 2016
Cambridge, Massachusetts	15,077	July 7, 2015
Chattanooga, Tennessee	9,461	June 30, 2014
Cleveland, Ohio	41,595	June 30, 2019
Colorado Springs, Colorado	9,920	February 28, 2015
Coraopolis, Pennsylvania	8,186	July 31, 2016
Coraopolis, Pennsylvania	41,556	July 31, 2016
Edmond, Oklahoma	3,038	January 31, 2015
Edmond, Oklahoma	2,932	August 31, 2018
Edmond, Oklahoma	1,817	May 31, 2015
Harlan, Kentucky	5,000	May 25, 2014
Johnson City, Tennessee	5,252	April 30, 2014
Marshal, Virginia	1,728	August 14, 2016
Plano, Texas	26,020	January 31, 2015
Plano, Texas	53,976	May 31, 2015 for 26,988 square feet. January 14, 2019 for 26,988 square feet.
Pleasanton, California	3,306	July 31, 2015
Portland, Oregon	10,838	December 31, 2016
Rochester, New York	18,000	June 30, 2023
Rochester, New York	12,708	November 30, 2018
Santa Ana, California	6,186	June 30, 2014
Tempe, Arizona	14,315	February 28, 2020
Tempe, Arizona	2,500	February 28, 2020
West Windsor Township, New Jersey	22,414	May 31, 2023
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

Changes in Internal Controls
During the quarter ended March 31, 2014, there was no change in our internal controls over financial reporting (as defined in Rule 13 a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The following is a description of material developments that occurred during the quarter ended March 31, 2014 in legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

On September 23, 2009, the financial institution plaintiffs filed a Master Complaint in the MDL proceedings, which we moved to dismiss on October 23, 2009. On December 1, 2011, the Court entered an order granting in part our motion to dismiss the financial institution plaintiffs' master complaint against us, but allowing the plaintiffs leave to amend to re-plead certain claims. Plaintiffs elected not to file an amended complaint. The parties then jointly moved for the entry of final judgment on those claims in the master complaint that the Court had dismissed. On August 16, 2012, the Court entered final judgment on the dismissed claims and, on September 17, 2012, Plaintiffs filed a notice of appeal from that final judgment to the United States Court of Appeals for the Fifth Circuit. On September 12, 2012, Plaintiffs stipulated to dismissal with prejudice of the remaining claims pending before the District Court. Briefing on Plaintiffs' appeal was complete on February 8, 2013. On September 3, 2013, the United States Court of Appeals for the Fifth Circuit reversed the District Court, holding that the economic loss doctrine under New Jersey law does not preclude the financial institution plaintiffs' negligence claim at the motion to dismiss stage, but declined to address in the first instance Heartland's other arguments for affirming the District Court. The Fifth Circuit remanded to the District Court for further proceedings. On March 14, 2014, the District Court set a schedule for further proceedings. Limited discovery on choice-of-law issues is to be completed by May 16, 2014. Motions to dismiss or for summary judgment are to be fully briefed by June 27, 2014 and heard by the District Court on July 29, 2014.

In the ordinary course of our business, we are party to various legal proceedings, which we believe are incidental to the operation of our business. We believe that the outcome of the proceedings to which we are currently a party will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors
There have been no material changes in our Risk Factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None
(b) None
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On May 8, 2013, our Board of Directors authorized the repurchase of up to $75 million of our outstanding common stock. As of March 31, 2014, repurchases under the May 8, 2013 authorization were ongoing and were made through the open market in accordance with applicable laws and regulations. We intend to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including our Revolving Credit Facility and the proceeds of options exercises. The manner, timing and amount of repurchases, if any, will be determined by management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporation liquidity requirements. The repurchase program may be modified or discontinued at any time.

See "— PART I. FINANCIAL INFORMATION — Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Common Stock Repurchases" for a summary of our repurchase activity under these authorizations.

The following table presents information with respect to those purchases of our common stock made during the three months ended March 31, 2014:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
				(In thousands)
January 1— 31, 2014	70,000	$45.67	70,000	$51,315
February 1— 28, 2014	448,855	40.06	448,855	33,336
March 1 — 31, 2014	176,700	42.40	176,700	25,843
Total	695,555	$41.22	695,555

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

*10.1	Employee Confidential Information and Noncompetition Agreement dated March 28, 2014, by and between Samir M. Zabaneh, and Heartland Payment Systems, Inc.

*10.2	Samir M. Zabaneh Offer Letter Dated March 28, 2014.

*31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31,2014, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income and Comprehensive Income; (ii) The Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flow; (iv) the Consolidated Statements of Equity; and (v) the Notes to the Consolidated Financial Statements.

_____________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 7, 2014

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

By:	/S/ ROBERT O. CARR
Robert O. Carr
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ SAMIR M. ZABANEH
Samir M. Zabaneh
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

*10.1	Employee Confidential Information and Noncompetition Agreement dated March 28, 2014, by and between Samir M. Zabaneh, and Heartland Payment Systems, Inc.

*10.2	Samir M. Zabaneh Offer Letter Dated March 28, 2014.

*31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income and Comprehensive Income; (ii) The Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flow; (iv) the Consolidated Statements of Equity; and (v) the Notes to the Consolidated Financial Statements.

_____________________

*	Filed herewith.