Form 10-Q
period 2014-06-30
HEARTLAND PAYMENT SYSTEMS INC
filed 2014-08-11
CIK 1144354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
As of August 4, 2014, there were 35,983,445 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$53,839	$71,932
Funds held for customers	131,448	127,375
Receivables, net	212,559	200,040
Investments	4,112	4,101
Inventory	10,351	11,087
Prepaid expenses	17,898	15,284
Current tax assets	17,789	10,426
Current deferred tax assets, net	7,715	9,548
Total current assets	455,711	449,793
Capitalized customer acquisition costs, net	66,433	61,027
Property and equipment, net	155,770	147,388
Goodwill	204,737	190,978
Intangible assets, net	50,103	49,857
Deposits and other assets, net	1,206	1,262
Total assets	$933,960	$900,305

Liabilities and Equity
Current liabilities:
Due to sponsor banks	$58,774	$19,109
Accounts payable	70,767	70,814
Customer fund deposits	131,448	127,375
Processing liabilities	107,108	130,871
Current portion of accrued buyout liability	12,901	13,943
Accrued expenses and other liabilities	28,941	49,861
Total current liabilities	409,939	411,973
Deferred tax liabilities, net	43,910	40,600
Reserve for unrecognized tax benefits	6,739	5,633
Long-term borrowings	200,000	150,000
Long-term portion of accrued buyout liability	28,367	25,436
Total liabilities	688,955	633,642
Commitments and contingencies (Note 11)	—	—

Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 35,936,313 and 37,485,486 shares issued at June 30, 2014 and December 31, 2013; 35,936,313 and 36,950,886 outstanding at June 30, 2014 and December 31, 2013	36	37
Additional paid-in capital	240,209	245,055
Accumulated other comprehensive loss	(143)	(88)
Retained earnings	424	35,960
Treasury stock, at cost (534,600 shares at December 31, 2013)	—	(20,489)
Total stockholders’ equity	240,526	260,475
Noncontrolling interests	4,479	6,188
Total equity	245,005	266,663
Total liabilities and equity	$933,960	$900,305
See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenues	$582,859	$546,624	$1,106,142	$1,047,863
Costs of services:
Interchange	367,773	345,233	685,869	652,305
Dues, assessments and fees	55,686	51,649	105,354	98,981
Processing and servicing	67,048	58,376	135,657	117,773
Customer acquisition costs	12,368	9,983	22,618	20,716
Depreciation and amortization	6,679	4,522	12,491	8,612
Total costs of services	509,554	469,763	961,989	898,387
General and administrative	43,374	43,531	87,860	89,371
Total expenses	552,928	513,294	1,049,849	987,758
Income from operations	29,931	33,330	56,293	60,105
Other income (expense):
Interest income	30	32	62	66
Interest expense	(1,258)	(1,269)	(2,308)	(2,503)
Other, net	420	(70)	288	(160)
Total other expense	(808)	(1,307)	(1,958)	(2,597)
Income from continuing operations before income taxes	29,123	32,023	54,335	57,508
Provision for income taxes	12,552	12,342	22,852	22,182
Net income from continuing operations	16,571	19,681	31,483	35,326
Income from discontinued operations, net of income tax of $—, $—, $— and $2,135	—	—	—	3,970
Net income	16,571	19,681	31,483	39,296
Less: Net (loss) income attributable to noncontrolling interests
Continuing operations	(881)	—	(1,709)	—
Discontinued operations	—	—	—	56
Net income attributable to Heartland	$17,452	$19,681	$33,192	$39,240

Amounts attributable to Heartland:
Net income from continuing operations	$17,452	$19,681	$33,192	$35,326
Income from discontinued operations, net of income tax and noncontrolling interests	—	—	—	3,914
Net income attributable to Heartland	$17,452	$19,681	$33,192	$39,240

Basic earnings per share:
Income from continuing operations	$0.49	$0.54	$0.91	$0.96
Income from discontinued operations	—	—	—	0.11
Basic earnings per share	$0.49	$0.54	$0.91	$1.07

Diluted earnings per share:
Income from continuing operations	$0.48	$0.53	$0.89	$0.93
Income from discontinued operations	—	—	—	0.10
Diluted earnings per share	$0.48	$0.53	$0.89	$1.03

Weighted average number of common shares outstanding:
Basic	35,936	36,153	36,350	36,698
Diluted	36,734	37,439	37,250	38,108

Dividends declared per share:	$0.085	$0.07	$0.17	$0.14

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$16,571	$19,681	$31,483	$39,296
Other comprehensive income (loss):
Reclassification of gains on investments net of income tax of $103, $—, $103 and $—	(164)	—	(164)	—
Unrealized gains on investments, net of income tax of $1, $—, $10 and $4	2	1	14	4
Unrealized gains on derivative financial instruments, net of income tax of $27, $53, $55 and $96	48	83	95	163
Foreign currency translation adjustment	—	—	—	(54)
Comprehensive income	16,457	19,765	31,428	39,409
Less: Comprehensive (loss) income attributable to noncontrolling interests	(881)	—	(1,709)	40
Comprehensive income attributable to Heartland	$17,338	$19,765	$33,137	$39,369

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Heartland Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares	Amount
Six Months Ended June 30, 2013
Balance, January 1, 2013	36,856	$38	$222,705	$(399)	$7,629	$(20,187)	$1,375	$211,161
Issuance of common stock– options exercised	752	1	7,808	—	—	—	—	7,809
Issuance of common stock – RSU’s vested	254	—	(4,667)	—	—	—	—	(4,667)
Excess tax benefit on employee share-based compensation	—	—	6,536	—	—	—	—	6,536
Repurchase of common stock	(1,092)	—	—	—	—	(34,217)	—	(34,217)
Retirement of treasury stock	—	(2)	(10,024)	—	(39,974)	50,000	—	—
Share-based compensation	—	—	7,138	—	—	—	—	7,138
Changes in equity from sale of discontinued operation	—	—	—	83	—	—	(1,415)	(1,332)
Other comprehensive income (loss)	—	—	—	129	—	—	(16)	113
Dividends on common stock	—	—	—	—	(5,151)	—	—	(5,151)
Net income for the period	—	—	—	—	39,240	—	56	39,296
Balance, June 30, 2013	36,770	$37	$229,496	$(187)	$1,744	$(4,404)	$—	$226,686

Six Months Ended June 30, 2014
Balance, January 1, 2014	36,951	$37	$245,055	$(88)	$35,960	$(20,489)	$6,188	$266,663
Issuance of common stock– options exercised	126	—	1,337	—	—	—	—	1,337
Issuance of common stock – RSU’s vested	207	—	(4,751)	—	—	—	—	(4,751)
Excess tax benefit on employee share-based compensation	—	—	3,394	—	—	—	—	3,394
Repurchase of common stock	(1,348)	—	—	—	—	(54,455)	—	(54,455)
Retirement of treasury stock	—	(1)	(12,368)	—	(62,575)	74,944	—	—
Share-based compensation	—	—	7,542	—	—	—	—	7,542
Other comprehensive loss	—	—	—	(55)	—	—	—	(55)
Dividends on common stock	—	—	—	—	(6,153)	—	—	(6,153)
Net income (loss) for the period	—	—	—	—	33,192	—	(1,709)	31,483
Balance, June 30, 2014	35,936	$36	$240,209	$(143)	$424	$—	$4,479	$245,005

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$31,483	$39,296
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	24,930	22,478
Other depreciation and amortization	20,854	16,268
Addition to loss reserves	2,057	1,282
Provision (recoveries) for doubtful receivables	2,003	(187)
Deferred taxes	7,260	5,447
Share-based compensation	7,542	7,138
Gain on sale of assets	(259)	(3,786)
Write off of fixed assets and other	479	133
Changes in operating assets and liabilities:
Increase in receivables	(14,197)	(56,662)
Decrease (increase) in inventory	740	(272)
Payment of signing bonuses, net	(18,179)	(12,080)
Increase in capitalized customer acquisition costs	(12,157)	(10,121)
Increase in prepaid expenses	(2,524)	(2,085)
Increase in current tax assets	(3,969)	(7,336)
Decrease (increase) in deposits and other assets	36	(692)
Excess tax benefits on employee share-based compensation	(3,394)	(6,536)
Increase in reserve for unrecognized tax benefits	1,106	748
Increase (decrease) in due to sponsor banks	39,665	(36,904)
(Decrease) increase in accounts payable	(51)	6,494
Decrease in accrued expenses and other liabilities	(25,271)	(14,026)
(Decrease) increase in processing liabilities	(25,821)	82,188
Payouts of accrued buyout liability	(7,956)	(10,450)
Increase in accrued buyout liability	9,845	8,359
Net cash provided by operating activities	34,222	28,694
Cash flows from investing activities
Purchase of investments	(16,017)	(1,224)
Sales of investments	2,215	—
Maturities of investments	—	816
Increase in funds held for customers	9,736	21,096
Increase (decrease) in customer fund deposits	4,073	(21,089)
Proceeds from sale of business	—	19,343
Acquisitions of businesses, net of cash acquired	(20,493)	—
Capital expenditures	(25,952)	(23,445)
Net cash used in investing activities	(46,438)	(4,503)
Cash flows from financing activities
Proceeds from borrowings	60,000	9,000
Principal payments on borrowings	(10,000)	(10,000)
Proceeds from exercise of stock options	1,337	7,809
Excess tax benefits on employee share-based compensation	3,394	6,536
Repurchases of common stock	(54,455)	(34,217)
Dividends paid on common stock	(6,153)	(5,151)
Net cash used in financing activities	(5,877)	(26,023)

Net decrease in cash	(18,093)	(1,832)
Effect of exchange rates on cash	—	1
Cash at beginning of year	71,932	50,581
Cash at end of period	$53,839	$48,750

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,808	$2,147
Income taxes	18,454	23,331
See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Operations
Basis of Financial Statement Presentation— The accompanying condensed consolidated financial statements include those of Heartland Payment Systems, Inc. (the “Company,” “we,” “us,” or “our”) and its wholly-owned subsidiaries, Heartland Ovation Payroll, Inc. (“Ovation”), Heartland Payment Solutions, Heartland Acquisition LLC (“Network Services”), and as of September 11, 2013, Leaf Acquisition, LLC (which holds 66.67% of the outstanding capital stock of Leaf Holdings, Inc. (collectively, “Leaf")), and until January 31, 2013, its previously 70% owned subsidiary Collective POS Solutions Ltd. (“CPOS”). The Company entered into an agreement during the fourth quarter of 2012 to sell CPOS. The transaction was settled on January 31, 2013 and the Company recorded a gain on the sale in the first quarter of 2013. The Company presented CPOS as a discontinued operation in the accompanying condensed consolidated financial statements. See Note 15, Discontinued Operations for more detail. See Note 2. Summary of Significant Accounting Policies − Subsequent Events − for a description of a transaction involving Leaf noncontrolling interests.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company's management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company's financial position at June 30, 2014, its results of operations, changes in equity and cash flows for the six months ended June 30, 2014 and 2013. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013. The December 31, 2013 Condensed Consolidated Balance Sheet was derived from the audited 2013 consolidated financial statements.

Out of Period Adjustments—In the second quarter of 2014, the Company recorded out-of-period adjustments decreasing its revenue and increasing bad debt expense (included in Processing and Servicing in its Condensed Consolidated Statements of Income) by $1.4 million and $0.9 million, respectively. These adjustments related to immaterial errors that originated in the prior year in our Heartland School Solutions business. These adjustments included revenue which was incorrectly recorded in prior periods and a reassessment of the collectability of certain customer accounts receivable. These out-of-period adjustments reduced earnings before income taxes and net income in the second quarter of 2014 by $2.3 million and $1.4 million, respectively, and reduced diluted earnings per share by $0.04. The Company has considered existing guidance in evaluating whether a restatement of prior financial statements is required as a result of these misstatements. The guidance requires corrections of errors to be recorded by restatement of prior periods, if material. The Company has quantitatively and qualitatively assessed the materiality of the errors and concluded that the errors were not material to its earnings for the year ended December 31, 2013 and to its forecast of earnings for the year ending December 31, 2014, and accordingly, did not warrant restatement of prior period financial statements.

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

Over 73% of the Company's revenue is derived from processing and settling bankcard transactions, primarily related to the Visa and MasterCard networks, for its merchant customers. Because the Company is not a ''member bank'' as defined by Visa and MasterCard, in order to process and settle these bankcard transactions for its merchants, the Company has entered into sponsorship agreements with member banks. Visa and MasterCard rules restrict the Company from performing funds settlement or accessing merchant settlement funds and require that these funds be in the possession of the member bank until the merchant is funded. A sponsorship agreement permits the Company to route Visa and MasterCard bankcard transactions under the member bank's control and identification numbers to clear credit and signature debit bankcard transactions through Visa and MasterCard. A sponsorship agreement also enables the Company to settle funds between cardholders and merchants by delivering funding files to the member bank, which in turn transfers settlement funds to the merchants' bank accounts. These restrictions place the settlement assets and obligations under the control of the member bank.
The sponsorship agreements with the member banks require, among other things, that the Company abide by the bylaws and regulations of the Visa and MasterCard networks, and certain sponsor banks require a cash balance in a deposit account. If the Company were to breach a sponsorship agreement and under certain other circumstances, the sponsor banks may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative sponsor bank. The Company is generally dependent on its sponsor banks, Visa and MasterCard for notification of any compliance breaches. As of June 30, 2014, the Company has not been notified of any such issues by its sponsor banks, Visa or MasterCard.

At June 30, 2014, the Company is party to three bank sponsorship agreements.

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

On October 1, 2013, the Company transferred sponsorship and processing for a portfolio of SME merchants from Heartland Bank to TBB. The Company was party to a prior sponsorship agreement with Heartland Bank, an unrelated third party, to sponsor SME merchant processing. In March 2013, the Company notified Heartland Bank of its intention to terminate the sponsorship agreement and made arrangements for continuing sponsorship with TBB under the terms of the November 2009 sponsorship agreement.

•
On March 24, 2011, the Company entered into a sponsorship agreement with Barclays Bank Delaware to sponsor processing for certain of the Company's large national merchants. The agreement with Barclays Bank Delaware expires in March 2016 and will automatically renew for successive one-year periods unless either party provides 6 months written notice of non-renewal to the other party.

The following is a breakout of the Company’s total Visa and MasterCard settled card processing volume for the month ending June 30, 2014 by percentage processed under its individual bank sponsorship agreements:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	% of	June 2014
Sponsor Bank	Bankcard Processing Volume
Wells Fargo Bank, N.A.	63%
The Bancorp Bank	25%
Barclays Bank Delaware	12%

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

Under a sales and servicing program agreement with American Express Travel Related Services Company, Inc.
("American Express") the Company: (a) provides solicitation services by signing new-to-American Express merchants directly with American Express; (b) provides transactional support services on behalf of American Express to the Company's American
Express accepting merchants; and (c) provides processing, settlement, customer support and reporting to merchants, similar to the services provided for the merchants' Visa, MasterCard and Discover transactions. In May 2014, the Company began offering a new American Express Card Acceptance Program to new merchants and existing merchants who previously were not American Express accepting merchants. The Company expects to convert a majority of its existing merchants currently processing under the former sales and servicing agreement with American Express to the new Program.  As a participant in the new Program, supplanting the previous reference (c), the Company will acquire, contract, and establish pricing, as well as provide customer service to merchants, similar to the transaction processing services we provide through Discover, Visa and MasterCard.

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

Cash and Cash Equivalents—At June 30, 2014, cash included approximately $34.7 million of processing-related cash in transit and collateral, compared to approximately $32.1 million of processing-related cash in transit and collateral at December 31, 2013. Processing-related cash in transit and collateral includes funds in transit associated with timing differences arising between the amounts the Company's sponsor banks receive from the bankcard networks and the amounts funded by the Company’s merchants. Processing-related cash in transit and collateral also includes merchant deposits, collateral deposits, and funds in transit relating to timing differences for the Company's non-card payment processing businesses.

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

The timing for presentment of transaction funding files to the bankcard networks results in the Company's sponsor banks receiving settlement cash one day before payment is made to merchants, thereby increasing funding obligations to its SME merchants, which are carried in processing liabilities. The Company funds interchange advances/receivables to SME merchants first from this settlement cash received from bankcard networks, then from the Company's available cash or by incurring a liability to its sponsor banks. At June 30, 2014, the Company funded merchant advances of $1.5 million from its available cash. The Company did not fund any merchant advances from available cash at December 31, 2013. The amount due

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

to sponsor banks for funding merchant advances was $57.0 million at June 30, 2014 and $17.8 million at December 31, 2013. The Company pays its sponsor banks the prime rate on these payables. The liability to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants.

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

Investments and Funds Held for Customers—Investments, including those carried on the Condensed Consolidated Balance Sheets as Funds held for customers, consist primarily of equity investments, bond funds and certificates of deposit. Funds held for customers also include overnight bank deposits. The majority of investments carried in Funds held for customers are available-for-sale and recorded at fair value based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. In the event of a sale, cost is determined on a specific identification basis. At June 30, 2014, funds held for customers included cash and cash equivalents of $103.4 million and investments available for sale of $28.0 million.

The asset, funds held for customers, and the liability, customer fund deposits, include: (1) amounts collected from customers prior to funding their payroll liabilities, as well as related tax and fiduciary liabilities for those customers, and (2) amounts collected by Campus Solutions in its capacity as loan servicer, which will be remitted to the customer/owner of the student loans the following month.

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

Management evaluates the capitalized customer acquisition costs for impairment on an annual basis by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of June 30, 2014.

Accrued Expenses and Other Liabilities— Accrued expenses and other liabilities on the Condensed Consolidated
Balance Sheets includes deferred revenue of $5.1 million and $18.2 million at June 30, 2014 and December 31, 2013, respectively, which is primarily related to the Company's Heartland School Solutions and Campus Solutions businesses for both periods, and its Payroll business for December 31, 2013.

Also included in accrued expenses and other liabilities is $2.3 million and $3.4 million at June 30, 2014 and December 31, 2013, respectively, relating to the allocation of purchase price to an unfavorable processing contract associated

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

with the September 30, 2011 acquisition of School-Link Technologies, Inc in the Company's Heartland School Solutions business. During the six months ended June 30, 2014 and 2013, the Company amortized $1.1 million and $1.3 million, respectively of this accrued liability against the cash processing costs paid under that contract. During the six months ended June 30, 2013, the Company recorded an adjustment to the carrying value of this unfavorable processing contract of $1.6 million to adjust the liability to reflect the latest estimate of the expected cash processing costs to be paid over the remainder of the contract. The amortization for the six months ended June 30, 2014 and 2013 and adjustment to the carrying value were included in cost of services in our Condensed Consolidated Statements of Income.

Processing Liabilities—Processing liabilities result primarily from the Company's card processing activities. Processing liabilities primarily reflect funds in transit associated with differences arising between the amounts the Company's sponsor banks receive from the bankcard networks and the amounts funded to the Company's merchants. Such differences arise from timing differences, interchange expense, merchant advances, merchant reserves and chargeback processing. These differences result in payables or receivables. If the settlement received from the bankcard networks precedes the funding obligation to the merchant, the Company records a processing liability. Conversely, if funding to the merchant precedes the settlement from the bankcard networks, the Company records a receivable from the bankcard network. The amounts are generally collected or paid the following business day.

Chargebacks arise due to disputes between a cardholder and a merchant resulting from the cardholder's dissatisfaction with merchandise quality or the merchant's service, and the disputes may not always be resolved in the merchant's favor. In some of these cases, the transaction is ''charged back'' to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, the Company is liable for the full amount of the transaction. The Company's obligation to stand ready to perform is minimal. The Company maintains a deposit or the pledge of a letter of credit from certain merchants as an offset to potential contingent liabilities that are the responsibility of such merchants. The Company evaluates its ultimate risk and records an estimate of potential loss for chargebacks based upon an assessment of actual historical loss rates compared to recent bankcard processing volume levels. The Company believes that the liability recorded as loss reserves approximates fair value.

Accrued Buyout Liability—The Company's Relationship Managers and sales managers are paid residual commissions based on the gross margin generated by monthly SME merchant processing activity. The Company has the right, but not the obligation, to buy out some or all of these commissions, and intends to do so periodically. Such purchases of the commissions are at a fixed multiple of the last twelve months' commissions. Because of the Company's intent and ability to execute purchases of the residual commissions, and the mutual understanding between the Company and the Relationship Managers and sales managers, the Company has accounted for this deferred compensation arrangement pursuant to the substantive nature of the plan. The Company therefore records the amount that it would have to pay (the ''settlement cost'') to buy out non-servicing related commissions in their entirety from vested Relationship Managers and sales managers, and an accrual, based on their progress towards vesting, for those unvested Relationship Managers and sales managers who are expected to vest in the future. As noted above, as the liability increases over the first year of a SME merchant contract, the Company also records a related deferred acquisition cost asset for currently vested Relationship Managers and sales managers. The accrued buyout liability associated with unvested Relationship Managers and sales managers is not included in the deferred acquisition cost asset since future services are required in order to vest. Subsequent changes in the estimated accrued buyout liability due to merchant attrition, same-store sales growth or contraction and changes in gross margin are included in the same income statement caption as customer acquisition costs expense.

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
Card Payment Processing revenue primarily consists of discount, per-transaction and periodic (primarily monthly) fees from the processing of Visa, MasterCard, American Express and Discover transactions for SME merchants and per-transaction fees for the authorization and settlement of transactions for Network Services merchants. Also included in this category are American Express and Discover servicing fees, merchant service fees, fees for processing chargebacks, termination fees on terminated contracts and fees from selling, renting and deploying point-of-sale devices. Interchange fees, which are the Company’s most significant expense, are set by the card networks and paid to the card issuing banks. For the majority of SME card processing revenue, the Company does not offset processing revenues and interchange fees because its business practice is to advance the interchange fees to most SME merchants when settling their daily transactions (thus paying the full amount of the transaction to the merchant), and then to collect the full discount fees from merchants on the first business day of the next month. The Company has merchant portability, credit risk, and the ultimate responsibility to the merchant and, as such, revenue is reported at the time of settlement on a gross basis. Payment processing services are transaction based and priced either as a fixed fee per transaction or as a percentage of the transaction value. The fees are charged for the processing services provided and do not include the gross sales price paid by the ultimate buyer to the merchant. For SME merchants to whom the Company does not advance interchange, it records card processing revenues net of interchange fees. As Network Services does not advance interchange fees to its merchants, the Company records its card processing revenues net of interchange fees.

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Other Income (Expense)— Other income (expense) consists of interest income on cash and investments, the interest cost on the Company's borrowings, the gains or losses on the disposal of assets and other non-operating income or expense items.

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
The provision for income taxes for the three and six months ended June 30, 2014 and 2013 and the resulting effective tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Provision for income taxes	$12,552	$12,342	$22,852	$22,182
Effective tax rate	43.1%	38.5%	42.1%	38.6%

The increase in the effective tax rate for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 reflects the impact of providing a valuation allowance against deferred tax assets resulting from operating losses recorded by Leaf. As of June 30, 2014, Leaf was less than 80 percent owned and projected losses in the near term. See Note 2. Summary of Significant Accounting Policies − Subsequent Events − for a description of a transaction involving Leaf noncontrolling interests.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the Company's estimated tax rate changes, it makes a cumulative adjustment in that period.

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions, which have been deemed reasonable by management. However, if management's estimates are not representative of actual outcomes, the Company's results could be materially impacted. The Company does not expect any material changes to unrecognized tax benefits in the next twelve months. At June 30, 2014, the reserve for unrecognized tax benefits related to uncertain tax positions was $6.7 million, of which $4.6 million would, if recognized, impact the effective tax rate. At December 31, 2013, the reserve for unrecognized tax benefits related to uncertain tax positions was $5.6 million, of which $3.8 million would, if recognized, impact the effective tax rate.

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

Earnings per Share— Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options and vesting of Restricted Share Units, where dilutive.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Common Stock Repurchases. On November 2, 2012, the Company's Board of Directors authorized the repurchase of up to $50 million of the Company's outstanding common stock. These repurchases were completed during the second quarter of 2013. On May 8, 2013, the Company's Board of Directors authorized the repurchase of up to $75 million of the Company's outstanding common stock. These repurchases were completed during the second quarter of 2014. On May 8, 2014, the Company's Board of Directors authorized the repurchase of up to $75 million of the Company's outstanding common stock. As of June 30, 2014, the Company has not repurchased any shares under the May 8, 2014 authorization. Repurchases under these programs were made through the open market in accordance with applicable laws and regulations. The Company intends to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including the Company's Revolving Credit Facility (as defined in Note 10 herein) and the proceeds from exercise of stock options. The manner, timing and amount of repurchases, if any, will be determined by management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporation liquidity requirements. The repurchase program may be modified or discontinued at any time.

	Repurchase Programs by Authorization Date
Activity For the Six Months Ended June 30, 2014	November 2012	May 2013	May 2014	Total
Shares repurchased	—	1,347,817	—	1,347,817
Cost of shares repurchased (in thousands)	—	$54,455	—	$54,455
Average cost per share	—	$40.40	—	$40.40
Remaining authorization (in thousands)	—	—	$75,000	$75,000

Activity For the Six months Ended June 30, 2013
Shares repurchased	952,183	139,800	—	1,091,983
Cost of shares repurchased (in thousands)	$29,813	$4,404	—	$34,217
Average cost per share	$31.31	$31.50	—	$31.33

Activity For the Year Ended December 31, 2013
Shares repurchased	952,183	534,600	—	1,486,783
Cost of shares repurchased (in thousands)	$29,813	$20,488	—	$50,301
Average cost per share	$31.31	$38.32	—	$33.83

The Company's board of directors previously resolved to retire all common shares repurchased and include the retired shares in the authorized and unissued shares of the Company. At the time of share retirement, the excess of the purchase price of the treasury stock over the stated value is allocated between additional paid-in-capital and retained earnings. It is expected that future retirements of common shares repurchased will be recorded as repurchase authorizations are completed.

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

	June 30, 2014	December 31, 2013
	(In thousands)
Notional value	$20,000	$25,000
Fair value (a)	(262)	(411)
Deferred tax benefit	105	153
(a) Recorded as a liability in accrued expenses and other liabilities

Noncontrolling Interests— Noncontrolling interests represent noncontrolling stockholders' share of the equity and after-tax net loss of Leaf and after-tax net income of CPOS until it was sold in a transaction settled on January 31, 2013. See Note 15, Discontinued Operations for more detail.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Noncontrolling stockholders' share of after-tax net loss of Leaf is included in Net income (loss) attributable to noncontrolling interests from continuing operations in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 . The minority stockholders’ interests included in noncontrolling interests in the June 30, 2014 and December 31, 2013 Consolidated Balance Sheet is $4.5 million and $6.2 million, respectively, and reflects the original investments by these minority stockholders' in Leaf, along with their proportionate share of losses of Leaf. Noncontrolling stockholders' share of after-tax net income of CPOS is included in Net income (loss) attributable to noncontrolling interests from discontinued operations in the Condensed Consolidated Statements of Income for the six months ended June 30, 2013. See Note 2. Summary of Significant Accounting Policies − Subsequent Events − for a description of a transaction involving Leaf noncontrolling interests.
Subsequent Events—The Company evaluated subsequent events through the issuance date with respect to the condensed consolidated financial statements as of and for the six months ended June 30, 2014.
On July 29, 2014, the Company entered into an agreement to acquire TouchNet Information Systems, Inc. ("TouchNet"), an integrated commerce solutions provider to higher-education institutions. The Company is paying $375 million to acquire TouchNet. The transaction is expected to close in the third quarter of 2014, subject to regulatory approvals and customary closing conditions. TouchNet will become part of the Company's Campus Solutions business.
On August 6, 2014, the Company entered into a Stock Purchase Agreement with the noncontrolling stockholders of Leaf under which it acquired all shares of Leaf common stock held by the noncontrolling shareholders. As a result of this transaction, Leaf becomes a wholly-owned subsidiary of the Company.
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

In May 2014, the FASB issued guidance on revenue from contracts with customers, which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses in particular contracts

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

with more than one performance obligation as well as the accounting for some costs to obtain or fulfill a contract with a customer and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. With respect to public entities, this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption is not permitted. The effect on the Company’s condensed consolidated financial statements is still being evaluated.

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

The weighted average amortization life for the 2013 acquired finite lived intangible assets related to acquisition of Leaf are as follows:
Weighted-average amortization life
(In years)
Software	7.0
Patents	5.0
Overall	6.9

2014 Acquisitions:

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

The weighted average amortization life for the 2014 acquired finite lived intangible assets related to acquisition of Liquor POS are as follows:
Weighted-average amortization life
(In years)
Customer relationships	10.0
Software	7.0
Non-compete agreements	5.0
Patents	5.0
Overall	8.9

MCS Software
On April 1, 2014, the Company purchased the net assets of MCS Software for a $17.3 million cash payment. The cash purchase price was financed under the Company's Credit Facility and from operating cash flows. The acquisition further expands the Company's Heartland School Solutions business.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The transaction was accounted for under the purchase method of accounting. Beginning April 1, 2014, MCS Software's results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $13.6 million to goodwill, $3.8 million to intangible assets and $0.1 million to net tangible liabilities. The fair values of the MCS assets acquired and liabilities assumed were estimated as of their acquisition date. The fair values are preliminary, based on estimates, and may be adjusted as more information becomes available and valuations are finalized. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Goodwill is expected to be deductible for income tax reporting.

The weighted average amortization life for the 2014 acquired finite lived intangible assets related to acquisition of MCS Software are as follows:
Weighted-average amortization life
(In years)
Customer relationships	14.0
Software	4.1
Non-compete agreements	5.0
Overall	10.0

4. Receivables
A summary of receivables by major class was as follows at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(In thousands)
Accounts receivable from merchants	$184,071	$172,147
Accounts receivable from bankcard networks	27,786	26,842
Accounts receivable from others	2,482	2,083
	214,339	201,072
Less allowance for doubtful accounts	(1,780)	(1,032)
Total receivables, net	$212,559	$200,040

Included in accounts receivable from others are amounts due from employees (predominantly salespersons) which were $1.1 million at June 30, 2014 and December 31, 2013, respectively. Accounts receivable related to bankcard networks are primarily amounts which were pre-funded to merchants for processing Discover and American Express bankcard transactions.
A summary of the activity in the allowance for doubtful accounts for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Beginning balance	$1,157	$944	$1,032	$1,438
Out-of-Period adjustment (a)	875	—	875	—
Additions (reductions) to allowance	791	104	1,128	(202)
Charges against allowance	(1,043)	(133)	(1,255)	(321)
Ending balance	$1,780	$915	$1,780	$915
(a) See Note 1, Organization and Operations for a discussion of an Out-of-Period Adjustment.

5. Funds Held for Customers and Investments
A summary of funds held for customers and investments, including the cost, gross unrealized gains (losses) and estimated fair value for investments held to maturity and investments available-for-sale by major security type and class of security were as follows at June 30, 2014 and December 31, 2013:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
June 30, 2014
Funds Held for Customers
Conservative income bond fund - available for sale	$28,000	$22	$—	$28,022
Cash held for payroll customers	85,691	—	—	85,691
Cash held for Campus Solutions customers	17,735	—	—	17,735
Total funds held for customers	$131,426	$22	$—	$131,448

Investments:
Investments held to maturity - Certificates of deposit (a)	$33	$—	$—	33
Total investments	$33	$—	$—	33
(a) Certificate of deposit has a remaining term of 2 months.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2013
Funds Held for Customers
Conservative income bond fund - available for sale	$12,000	$10	$—	$12,010
Fixed income bond fund - available for sale	968	254	—	1,222
Cash held for payroll customers	88,376	—	—	88,376
Cash held for Campus Solutions customers	25,767	—	—	25,767
Total funds held for customers	$127,111	$264	$—	$127,375

Investments:
Investments held to maturity - Certificates of deposit	$33	$—	$—	$33
Total investments	$33	$—	$—	$33

Also included in Investments on the Consolidated Balance Sheet are other investments, at cost. As of June 30, 2014 and December 31, 2013, other investments, at cost, include a $4.0 million investment in the equity of ATX Innovation, Inc. ("Tabbedout").

During the six months ended June 30, 2014 and during the twelve months ended December 31, 2013, the Company did not experience any other-than-temporary losses on its investments.

During the six months ended June 30, 2014, the Company sold available for sale securities for $2.2 million and realized a gain on this sale of $0.3 million which was recognized in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014.

6. Capitalized Customer Acquisition Costs, Net
A summary of net capitalized customer acquisition costs as of June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Capitalized signing bonuses	$92,417	$86,886
Less accumulated amortization	(45,782)	(43,775)
	46,635	43,111
Capitalized customer deferred acquisition costs	50,005	45,241
Less accumulated amortization	(30,207)	(27,325)
	19,798	17,916
Capitalized customer acquisition costs, net	$66,433	$61,027
A summary of the activity in capitalized customer acquisition costs, net for the three and six month periods ended June 30, 2014 and 2013 was as follows:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$62,628	$55,747	$61,027	$56,425
Plus additions to:
Capitalized signing bonuses, net	10,124	6,300	18,179	12,080
Capitalized customer deferred acquisition costs	6,626	5,323	12,157	10,121
	16,750	11,623	30,336	22,201
Less amortization expense on:
Capitalized signing bonuses, net	(7,524)	(6,794)	(14,654)	(13,895)
Capitalized customer deferred acquisition costs	(5,421)	(4,428)	(10,276)	(8,583)
	(12,945)	(11,222)	(24,930)	(22,478)
Balance at end of period	$66,433	$56,148	$66,433	$56,148
Net signing bonus adjustments from estimated amounts to actual were $(1.1) million for both the three months ended June 30, 2014 and 2013, and $(2.1) million and $(1.9) million, respectively, for the six months ended June 30, 2014 and 2013. Net signing bonus adjustments are netted against additions in the table above. Negative signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year is less than the estimated gross margin for that year, resulting in the overpayment of the up-front signing bonus and would be recovered from the relevant salesperson. Positive signing bonus adjustments result from the prior underpayment of signing bonuses and would be paid to the relevant salesperson.

Fully amortized signing bonuses of $6.1 million and $6.6 million were written off during the three month periods ended June 30, 2014 and 2013, respectively, and $12.5 million and $12.7 million, respectively, were written off during the six month periods ended June 30, 2014 and 2013. In addition, fully amortized customer deferred acquisition costs of $3.9 million and $3.4 million, respectively, were written off during the three months ended June 30, 2014 and 2013, and $7.4 million and $6.6 million, respectively, were written off during the six months ended June 30, 2014 and 2013.

The Company believes that no impairment of capitalized customer acquisition costs has occurred as of June 30, 2014.

7. Intangible Assets and Goodwill
Intangible Assets — Intangible assets consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Assets
	(In thousands)
Finite Lived Assets:
Customer relationships	$52,552	$16,964	$35,588	3 to 18 years—proportional cash flow
Merchant portfolio	4,095	2,863	1,232	7 years—proportional cash flow
Software	22,590	12,259	10,331	1 to 5 years—straight line
Non-compete agreements	4,957	2,315	2,642	3 to 5 years—straight line
Other	400	90	310	2 to 9 years—straight line
	$84,594	$34,491	$50,103

	December 31, 2013			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Assets
	(In thousands)
Finite Lived Assets:
Customer relationships	$49,814	$14,107	$35,707	3 to 18 years—proportional cash flow
Merchant portfolio	4,095	2,703	1,392	7 years—proportional cash flow
Software	20,750	10,934	9,816	2 to 5 years—straight line
Non-compete agreements	4,489	1,880	2,609	3 to 5 years—straight line
Other	385	52	333	2 to 9 years—straight line
	$79,533	$29,676	$49,857

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Amortization expense related to the intangible assets was $2.5 million and $2.2 million, respectively, for the three months ended June 30, 2014 and 2013 and $4.8 million and $4.5 million for the six months ended June 30, 2014 and 2013, respectively. The estimated amortization expense related to intangible assets in twelve month increments is as follows:

For the Twelve Months Ended June 30,
(In thousands)
2015	$9,682
2016	8,673
2017	7,237
2018	5,808
2019	5,078
Thereafter	13,625
$50,103

Goodwill — The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2014 and 2013 were as follows:
	Card Payment Processing	Heartland Ovation Payroll	Heartland School Solutions	Campus Solutions	Other	Total
Balance at January 1, 2013	$43,701	$30,831	$53,350	$33,679	$6,501	$168,062
Goodwill acquired during the period	—	—	—	—	—	—
Other	—	524	—	1,967	—	2,491
Balance at June 30, 2013	43,701	31,355	53,350	35,646	6,501	170,553

Balance at January 1, 2014	64,320	31,018	53,350	35,789	6,501	190,978
Goodwill acquired during the period	2,247	—	13,592	—	—	15,839
Other (a)	(2,080)	—	—	—	—	(2,080)
Balance at June 30, 2014	$64,487	$31,018	$66,942	$35,789	$6,501	$204,737
(a) Reflects adjustments to allocations of purchase price

Percentage of total reportable segments' assets that were goodwill as of June 30, 2014 and 2013 is as follows:
	Percent of Goodwill to Reportable Segments' Total Assets
	June 30, 2014	June 30, 2013
Card	11.0%	8.0%
Payroll	18.6%	20.8%
Heartland School Solutions	77.2%	78.0%
Campus Solutions	49.0%	52.7%
Other	33.4%	43.5%

8. Processing Liabilities
Processing liabilities result primarily from the Company's card processing activities and include merchant deposits maintained to offset potential liabilities arising from merchant chargebacks. A summary of processing liabilities and loss reserves was as follows at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(In thousands)
Merchant bankcard processing	$98,787	$121,143
Merchant deposits	6,559	8,223
Loss reserves	1,762	1,505
	$107,108	$130,871

In addition to the merchant deposits listed above, the Company held letters of credit related to merchant card payment processing totaling $250,000 and $260,000 at June 30, 2014 and December 31, 2013, respectively.

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

We typically receive chargebacks from the card networks within four months after the later of (1) the date the transaction is processed or (2) the delivery of the product or service to the cardholder. As the majority of the Company's SME merchant transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company's exposure to chargebacks is the last four months' processing volume on the SME portfolio, which was $27.0 billion and $24.4 billion for the four months ended June 30, 2014 and December 31, 2013, respectively. However, for the four months ended June 30, 2014 and December 31, 2013, the Company was presented with $12.5 million and $11.7 million, respectively, in chargebacks by issuing banks. In the six months ended June 30, 2014 and 2013, the Company incurred merchant credit losses of $1.0 million and $0.5 million, respectively, on total SME card processing volumes processed of $38.4 billion and $36.7 billion, respectively. These credit losses are included in processing and servicing costs in the Company's Condensed Consolidated Statements of Income and Comprehensive Income.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company's SME merchants. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its Condensed Consolidated Balance Sheets, amounting to $1.8 million at June 30, 2014 and $1.5 million at December 31, 2013. This reserve is determined by performing an analysis of the Company's historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Beginning balance	$1,672	$1,955	$1,505	$1,955
Additions to reserve	1,191	480	2,057	1,233
Charges against reserve (a)	(1,101)	(480)	(1,800)	(1,233)
Ending balance	$1,762	$1,955	$1,762	$1,955

(a)
Included in these amounts are Heartland Ovation Payroll segment losses of $120,000 and $18,000, respectively, for the three months ended June 30, 2014 and 2013, and $197,000 and $75,000, respectively, for the six months ended June 30, 2014 and 2013.

9. Accrued Buyout Liability

A summary of the accrued buyout liability was as follows as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(In thousands)
Vested Relationship Managers and sales managers	$39,503	$38,082
Unvested Relationship Managers and sales managers	1,765	1,297
	41,268	39,379
Less current portion	(12,901)	(13,943)
Long-term portion of accrued buyout liability	$28,367	$25,436

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.2 million and $0.1 million at June 30, 2014 and December 31, 2013, respectively.
A summary of the activity in the accrued buyout liability for the three and six months ended June 30, 2014 and 2013 was as follows:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Beginning balance	$41,300	$36,756	$39,379	$35,410
Increase in settlement obligation, net	6,049	4,084	9,845	8,359
Buyouts	(6,081)	(7,521)	(7,956)	(10,450)
Ending balance	$41,268	$33,319	$41,268	$33,319

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

The Credit Agreement contains covenants which include: maintenance of certain leverage and fixed charge coverage ratios; limitations on the Company's indebtedness, liens on the Company's properties and assets, investments in, and loans to other business units, the Company's ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to the Company's subsidiaries. The Company was in compliance with these covenants as of June 30, 2014.

The Prior Credit Agreement provided a term credit facility (the “Term Credit Facility”). The Term Credit Facility required amortization payments in the amount of $5.0 million for each fiscal quarter during the fiscal year ended December 31, 2013.
On October 23, 2013, the Company drew down $150.0 million on its Revolving Credit Facility and used those proceeds to repay borrowings then outstanding under its Prior Credit Agreement; $55.0 million under the Term Credit Facility and $91.0 million under the Prior Credit Agreement revolving credit facility. The remainder of the proceeds from the Revolving Credit Facility was used to provide ongoing working capital and for other general purposes. At June 30, 2014 and December 31, 2013, the Company had $200.0 million and $150.0 million, respectively, under the Credit Agreement.

Under the terms of the Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1%, in each case plus a margin determined by the Company's current leverage ratio.

The weighted average interest rate at June 30, 2014 was 1.7%. Total fees and direct costs paid for the Company's credit facilities as of June 30, 2014 were $3.4 million, including $2.6 million paid on October 23, 2013. These costs are being amortized to interest expense over the life of the Credit Agreement.

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

Future minimum lease payments for all non-cancelable leases as of June 30, 2014 were as follows:

For the Twelve Months Ended June 30,	Operating Leases (a)
(In thousands)
2015	$13,002
2016	12,533
2017	8,065
2018	6,773
2019	6,286
Thereafter	26,808
Total future minimum lease payments	$73,467
(a) There were no material capital leases at June 30, 2014
Rent expense for leased facilities and equipment was $3.1 million and $2.5 million, respectively, for the three months ended June 30, 2014 and 2013, and $5.8 million and $4.7 million, respectively, for the six months ended June 30, 2014 and 2013.

Commitments—Certain officers of the Company have entered into employee confidential information and non-competition agreements under which they are entitled to severance pay equal to their base salary and medical benefits for one or two years depending on the officer and a pro-rated bonus in the event they are terminated by the Company other than for cause. The Company paid $0.6 million under one of these agreements in the six months ended June 30, 2014.
The following table reflects the Company’s other significant contractual obligations, including leases from above, as of June 30, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$7,892	$5,547	$2,345	$—	$—
Telecommunications providers (b)	11,223	3,958	6,017	1,248	—
Facility and equipment leases	73,467	13,002	20,598	13,059	26,808
Credit Facility (c)	200,000	—	—	200,000	—
	$292,582	$22,507	$28,960	$214,307	$26,808

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

(c)
Interest rates on the Revolving Credit Facility are variable in nature; however, the Company is party to fixed-pay amortizing interest rate swaps having a remaining notional amount of $20.0 million. If interest rates were to remain at the June 30, 2014 level, the Company would make interest payments of $0.5 million in the next 1 year and $0.1 million in the next 1 to 3 years or a total of $0.6 million including net settlements on the fixed-pay amortizing interest rate swaps. The Revolving Credit Facility is available on a revolving basis until October 23, 2018.

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

The Company has the following five reportable segments: (1) Card Payment Processing, which provides card payment processing and related services to our SME merchants and Network Services Merchants, (2) Heartland School Solutions, which provides school nutrition and point-of-sale solutions and associated payment solutions, (3) Heartland Ovation Payroll, which provides payroll processing and related tax filing services, (4) Campus Solutions, which provides payment processing, higher education loan services and open- and closed-loop payment solutions, and (5) Prepaid Card and Other. The Prepaid Card and Other segment consists of Prepaid Card, which provides prepaid card, stored-value card and loyalty and gift card marketing solutions and other miscellaneous income. The components of the Prepaid Card and Other segment do not meet the defined thresholds for being an individually reportable segment under applicable accounting guidance.
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
At June 30, 2014 and 2013, 68% and 65%, respectively, of the Heartland Ovation Payroll's total assets were funds that the Company holds as a fiduciary in its payroll processing services activities for payment to taxing authorities. At June 30, 2014 and 2013, 24% and 19%, respectively, of the Campus Solutions segment's total assets represent funds held for the Company's loan servicing customers related to payment processing services provided for federal student loan billing and processing that are payable to higher education institutions and other businesses. See Note 7, Intangible Assets and Goodwill for goodwill as a percentage of the reportable segments' total assets.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

A summary of the Company’s segments for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	(In thousands)
Card Payment Processing	$542,051	$510,997	$1,017,530	$970,022
Heartland School Solutions (a)	13,123	12,383	27,624	24,478
Heartland Ovation Payroll	11,591	10,261	25,808	23,073
Campus Solutions	9,165	7,777	22,483	19,296
Prepaid Card and Other	6,929	5,206	12,697	10,997
Reconciling Items	—	—	—	(3)
Total revenues	$582,859	$546,624	$1,106,142	$1,047,863

Depreciation and amortization
Card Payment Processing	$8,228	$6,606	$15,613	$13,097
Heartland School Solutions	875	616	1,383	1,069
Heartland Ovation Payroll	843	842	1,689	1,675
Campus Solutions	657	517	1,283	1,022
Prepaid Card and Other	387	422	769	826
Unallocated Corporate Administration Amounts	—	51	117	(1,456)
Total depreciation and amortization	$10,990	$9,054	$20,854	$16,233

Interest Income
Card Payment Processing	$30	$30	$62	$64
Campus Solutions	—	2	—	2
Total interest income	$30	$32	$62	$66

Interest Expense
Card Payment Processing	$1,258	$1,266	$2,308	$2,502
Campus Solutions	—	—	—	—
Other	—	3	—	4
Reconciling	—	—	—	(3)
Total interest expense	$1,258	$1,269	$2,308	$2,503

Net income (loss) from continuing operations
Card Payment Processing	$20,784	$22,514	$33,720	$37,545
Heartland School Solutions (a)	(589)	2,317	1,437	4,875
Heartland Ovation Payroll	1,115	97	3,458	1,547
Campus Solutions	525	331	2,899	1,525
Prepaid Card and Other	642	(322)	1,063	(245)
Unallocated corporate administration amounts	(5,906)	(5,256)	(11,094)	(9,921)
Total net income from continuing operations	$16,571	$19,681	$31,483	$35,326

Assets	June 30, 2014	June 30, 2013
Card Payment Processing	$587,838	$547,425
Heartland School Solutions	86,686	68,372
Heartland Ovation Payroll	166,991	150,861
Campus Solutions	72,984	67,652
Other	19,461	14,939
Total assets	$933,960	$849,249
(a) See Note 1 Organization and Operations for a discussion of an Out-of-Period Adjustment.

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share)
Numerator:
Income from continuing operations attributable to Heartland	$17,452	$19,681	$33,192	$35,326
Income from discontinued operations attributable to Heartland	—	—	—	3,914
Net income attributable to Heartland	$17,452	$19,681	$33,192	$39,240

Denominator:
Basic weighted average shares outstanding	35,936	36,153	36,350	36,698
Effect of dilutive instruments:
Stock options and restricted stock units	798	1,286	900	1,410
Diluted weighted average shares outstanding	36,734	37,439	37,250	38,108

Basic earnings per share:
Income from continuing operations	$0.49	$0.54	$0.91	$0.96
Income from discontinued operations	—	—	—	0.11
Basic earnings per share	$0.49	$0.54	$0.91	$1.07

Diluted earnings per share:
Income from continuing operations	$0.48	$0.53	$0.89	$0.93
Income from discontinued operations	—	—	—	0.10
Diluted earnings per share	$0.48	$0.53	$0.89	$1.03

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
For the six months ended June 30, 2014, there have been no transfers between Level 1 and Level 2 categories. The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2014 and at December 31, 2013:

June 30, 2014		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments available for sale:
Conservative income bond fund (a)	$28,022	$28,022	$—	$—
Fixed income bond fund (a)	—	—	—	—
Total assets	$28,022	$28,022	$—	$—

Liabilities:
Interest rate swaps	$262	$—	$262	$—
Total liabilities	$262	$—	$262	$—

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

December 31, 2013		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments available for sale:
Conservative income bond fund (a)	$12,010	$12,010	$—	$—
Fixed income bond fund (a)	1,222	1,222	—	—
Total assets	$13,232	$13,232	$—	$—

Liabilities:
Interest rate swaps	$411	$—	$411	$—
Total liabilities	$411	$—	$411	$—
(a) amounts included in Funds held for customers on the Consolidated Balance Sheet
The following tables provide the assets and liabilities carried at fair value measured on a non-recurring basis as of June 30, 2014 and December 31, 2013:

June 30, 2014		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments held to maturity:
Certificates of deposit	$33	$—	$33	$—
Total assets	$33	$—	$33	$—

Liabilities:
Revolving credit facility	$200,000	$—	$200,000	$—
Total liabilities	$200,000	$—	$200,000	$—

December 31, 2013		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments held to maturity:
Certificates of deposit	$33	$—	$33	$—
Total assets	$33	$—	$33	$—

Liabilities:
Revolving credit facility	$150,000	$—	$150,000	$—
Total liabilities	$150,000	$—	$150,000	$—

The Company's liabilities include interest rate swaps that are measured at fair value using observable market inputs including the Company's credit risk and its counterparties' credit risks. Based on these inputs, the interest rate swaps are classified within Level 2 of the valuation hierarchy. Based on the Company's continued ability to enter into these swaps, the Company considers the markets for its fair value instruments to be active. The Company's liabilities as of June 30, 2014 and December 31, 2013 also include borrowings under its credit facilities and the carrying value of these liabilities approximates fair value.

The Company's financial instruments also include cash and cash equivalents and cash held for customers and their carrying values approximate fair value as of June 30, 2014 and December 31, 2013, because they bear interest at market rates and have maturities of less than 90 days at the time of purchase.

15. Discontinued Operations
In the fourth quarter of 2012, the Company along with the 30% noncontrolling shareholders of Collective Point of Sale Solutions, Ltd. (“CPOS”) entered into an agreement to sell CPOS to a third party. CPOS was not a significant subsidiary and the Company will have no continuing involvement in its operations. After receiving regulatory approval, the transaction settled on January 31, 2013. The total sales price was $30.3 million cash including net working capital, of which the Company received $20.9 million for its 70% ownership in CPOS. The total gain recorded on the sale was $3.8 million, net of income taxes of $2.1 million. The following table shows the results of operations of CPOS for the three and six months ended June 30, 2014 and 2013 which are included in the earnings from discontinued operations:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Revenues	$—	$—	$—	$1,117
Expenses	—	—	—	870
Income from operations	—	—	—	247
Income from discontinued operations, net of income tax of $68	—	—	—	184
Gain on sale of discontinued operations, net of income tax of $2,067	—	—	—	3,786
Net income from discontinued operations attributable to noncontrolling interests	—	—	—	56
Net income from discontinued operations attributable to Heartland	—	—	—	3,914

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

Card Payment Processing
At June 30, 2014, we provided our card payment processing services to 169,167 active SME merchants located across the United States. This compares to 166,697 active SME merchants at December 31, 2013, and 169,717 active SME merchants at June 30, 2013. At June 30, 2014, we provided bankcard payment processing services to approximately 1,989 Network Services merchants with approximately 43,086 locations compared to approximately 704 merchants and 44,146 locations at June 30, 2013. According to The Nilson Report, in 2013 we were the 5th largest merchant acquirer in the United States ranked by transaction count and the 8th largest merchant acquirer by processed dollar volume, which consisted of Visa, MasterCard, and Discover signature debit cards, and Interlink, Maestro and other PIN-based debit cards, in addition to Visa, American Express, MasterCard, Discover, Diners Club, Union Pay, and JCB credit cards. These rankings represented 3.5 billion transactions and 3.0% of the total U.S. bankcard processing market, respectively.
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

Our total card processing volume for the three months ended June 30, 2014 was $28.3 billion, a 6.5% increase from the $26.6 billion processed during the three months ended June 30, 2013. Our total card processing volume for the six months ended June 30, 2014 was $52.9 billion, a 4.7% increase from the $50.5 billion processed during the six months ended June 30, 2013. Our SME card processing volume for the three and six months ended June 30, 2014 was $20.4 billion and $38.4 billion, respectively, increases of 5.6% and 4.7%, respectively, over the three and six months ended June 30, 2013 reflecting increases for same store sales growth and the addition of SME merchants whose processing volume exceeded that of merchants who attrited during the year.

Our card processing volume for the three and six months ended June 30, 2014 also includes $7.9 billion and $14.5 billion, respectively, of settled volume for Network Services merchants, compared to $7.2 billion and $13.7 billion, respectively, for the three and six months ended June 30, 2013. Card processing volume for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
SME merchants	$20,425	$19,343	$38,388	$36,673
Network Services merchants	7,898	7,242	14,466	13,728
Canada (a)	—	—	—	59
Total bankcard processing volume (b)	$28,323	$26,585	$52,854	$50,460
(a) Canadian operations were discontinued as result of the sale of CPOS in January of 2013.
(b) Card processing volume includes volume for credit and signature debit transactions.

Merchant attrition is expected in the card payment processing industry in the ordinary course of business. We experience attrition in merchant card processing volume resulting from several factors including business closures, transfers of merchants' accounts to our competitors and account closures that we initiate due to heightened credit risks. We measure SME processing volume attrition relative to all SME merchants that were processing with us in the same month a year earlier. During the three and six months ended June 30, 2014, we experienced a 12.6% and 13.8%, respectively, average annualized attrition in our SME card processing volume. This is compared to an average attrition of 12.9% and 12.8% for the years ended December 31, 2013 and 2012, respectively.

In our SME business, we measure same store sales growth, or contraction, as the change in card processing volume for all card merchants that were processing with us in the same month a year earlier. During the three months ended June 30,

2014, same store sales grew 2.4% on average, compared to growth of 1.9% in the quarter ended June 30, 2013 and 2.0% growth on average in all of 2013. Same store sales growth or contraction results from the combination of the increasing or decreasing use by consumers of bankcards for the purchase of goods and services at the point of sale, and sales growth or contraction experienced by our retained SME merchants. Historically, our same store sales experience has tracked overall economic conditions, and this is the case for 2014. The following table compares our same store sales (contraction)/growth during 2014, 2013, and 2012:

Same Store Sales Growth	2014	2013	2012
First Quarter	(0.2)%	2.2%	3.4%
Second Quarter	2.4%	1.9%	2.2%
Third Quarter		1.6%	1.8%
Fourth Quarter		2.4%	1.5%
Full Year		2.0%	2.2%
We measure the overall production of our sales force by new gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. We measure installed margin primarily for our SME card processing, payroll processing and loyalty and gift card marketing businesses. Our newly installed gross margin for the three and six months ended June 30, 2014 increased 18.7% and 21.4%, respectively, from the gross margin we installed during the three and six months ended June 30, 2013, respectively. We attribute this increase in newly installed gross margin to higher volumes and margins at newly installed merchants and improved individual productivity achieved by our salespersons as well as growth in the sales force since the second quarter of 2013. Our combined Relationship Managers, Territory Managers, and Senior Product Advisors ("SPA") count amounted to 902 and 922 at December 31, 2013 and June 30, 2014, respectively and 858 at the quarter ended June 30, 2013. We expect to drive increases in year-over-year installed margin in future periods primarily by increasing our Relationship and Territory Managers, and SPA count.

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

In contrast to SME card processing revenues, revenues from our Network Services merchants are largely driven by the number of transactions we process (whether settled, or only authorized), not our processing volume, as the merchants which comprise Network Services' customer base pay on a per transaction basis for processing services. Additionally, we provide authorization, settlement and account servicing services on our front and back end systems for American Express transactions for larger merchants, and merchants signed to American Express by other processors. For those services we receive compensation from American Express on a per transaction basis. The number of transactions we processed for Network Services merchants and American Express for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Network Services merchants:
Settled	276,072	249,918	510,016	474,703
Authorized	625,644	581,121	1,189,897	1,130,373
Total Network Services	901,716	831,039	1,699,913	1,605,076
American Express (a)	8,262	8,195	15,762	15,778
Total	909,978	839,234	1,715,675	1,620,854
(a) Includes only those transactions not eligible for residual compensation

Our ability to manage our front-end authorization systems, HPS Exchange, VAPS and NWS, provides us greater control of the electronic transaction process, allows us to offer our merchants a differentiated product offering, and offers economies of scale that we expect will increase our long-term profitability. During the three months ended June 30, 2014 and 2013, approximately 96% and 95%, respectively, of our SME transactions were processed through HPS Exchange. All of our Network Services transactions were processed through VAPS or NWS.

We provide clearing, settlement and merchant accounting services through our own internally developed back-end processing system, Passport. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At both June 30, 2014 and 2013, substantially all of SME merchants were processing on Passport and all Network Services settled transactions were processed on Passport.

Heartland School Solutions
We provide school nutrition, point-of-sale solutions, and associated payment solutions including online prepayment, to kindergarten through 12th grade ("K to 12") schools through-out the United States. At June 30, 2014, our Heartland School Solutions business provided services to over 34,000 public and private schools, as compared to over 29,000 public and private schools at December 31, 2013. Our Heartland School Solutions business has been built through a series of six acquisitions, including the recent April 2014 acquisition of MCS Software. This acquisition continues the expansion of our market-leading position in the K to 12 school nutrition and POS technology industry. Heartland School Solutions now serves over 34,000 K to 12 schools nationwide, representing a 35% share of the public schools in the U.S.

Heartland Ovation Payroll
We provide payroll processing services throughout the United States. On December 31, 2012, we acquired Ovation Payroll, Inc. ("Ovation") nearly doubling the customers in our existing payroll business. At June 30, 2014, we processed payroll for 25,196 customers, an increase of 10.0% from 22,896 payroll customers at June 30, 2013. In the six months ended June 30, 2014 we installed 3,559 new payroll processing customers. We operate a comprehensive payroll management system, which we refer to as HOP (formerly PlusOne Payroll), that streamlines all aspects of the payroll process to enable time and cost savings. The HOP platform enables us to process payroll on a large scale and provide customizable solutions for businesses of all sizes. The acquisition of Ovation added scale to our HOP platform, leveraging operating costs, and also added management, a new sales approach including an affinity partner network and enhanced product and servicing capabilities.

Campus Solutions
We provide open- and closed- loop payment solutions and higher education loan services to campuses throughout the United States and Canada. In December 2012, we added to our Campus Solutions segment by acquiring Educational Computer Systems Inc. ("ECSI"), which provides a suite of solutions to support administrative services for higher education including student loan payment processing, delinquency and default services, refund management, tuition payment plans, electronic billing and payment, tax document services, and business outsourcing. ECSI's core services support the management, payment and collection of student loans including Perkins and institutional financing. Since its founding in 1972, ECSI has printed and mailed 500 million billing statements, processed over 400 million tuition and loan payments and managed accounts for approximately 7 million students and borrowers. ECSI also processes nearly 5 million tax documents every year. With ECSI, our Campus Solutions currently serves over 2,000 colleges and universities across multiple higher education sectors including Non-Profit, For-Profit, Private, and Community Colleges.

Campus Solutions also provides open- and closed-loop payment solutions for college or university campuses to efficiently process small value electronic transactions. Besides payment processing, our One-Card product enables personal identification, door access, cashless vending transactions, cashless laundry, meal plans and cashless printing at campus facilities. Our innovative Give Something Back Network adds Internet and phone accessible closed-loop debit card based financial services to the students, faculty, staff and local community merchants of an educational institution. In addition, our Refund Select program, which we introduced in 2010, addresses the major operational needs of colleges by providing an open-loop debit card platform onto which schools will load financial aid refunds. At June 30, 2014, we had 48 colleges enrolled, representing 245,000 students and over $490 million in annual reimbursement, under the Refund Select program. We currently have 226 OneCard and Refund Select college and university accounts.

On July 29, 2014, we entered into an agreement to acquire TouchNet Information Systems, Inc. ("TouchNet"), an integrated commerce solutions provider to higher-education institutions. We are paying $375 million to acquire TouchNet. The transaction is expected to close in the third quarter of 2014, subject to regulatory approvals and customary closing conditions. TouchNet will become part of our Campus Solutions business. See "—Liquidity and Capital Resources" for additional information on this transaction.

Second Quarter of 2014 Financial Results
Our financial results for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, reflect the benefit of 6.4% year-over-year growth in net revenue, partially offset by increases in processing and servicing costs, customer acquisition costs and depreciation and amortization expenses. For the three months ended June 30, 2014, we recorded net income from continuing operations, net of noncontrolling interests of $17.5 million, or $0.48 per share, compared to $19.7 million, or $0.53 per share, in the three months ended June 30, 2013.

Results for the three months ended June 30, 2014 include a loss from operations of $2.8 million for Leaf ,in which we acquired a 67% ownership in September 2013.

Results for the three months ended June 30, 2014 also include out-of-period adjustments decreasing our revenue and increasing bad debt expense (included in Processing and Servicing in our Condensed Consolidated Statements of Income) by $1.4 million and $0.9 million, respectively. These adjustments related to immaterial errors that originated in the prior year in our Heartland School Solutions business. These adjustments included revenue which was incorrectly recorded in prior periods and a reassessment of the collectability of certain customer accounts receivable. These out-of-period adjustments reduced earnings before income taxes and net income in the second quarter of 2014 by $2.3 million and $1.4 million, respectively, and reduced diluted earnings per share by $0.04.

The following is a summary of our financial results for the three months ended June 30, 2014:

•
Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased $9.7 million or 6.4%, from $149.7 million in the three months ended June 30, 2013 to $159.4 million in the three months ended June 30, 2014. The increase in net revenue was driven by the increased card processing net revenue from our SME merchants and increases in revenues for Heartland School Solutions, Heartland Ovation Payroll, Campus Solutions and Prepaid Card (predominately related to an increase in net revenues relating to our Micropayments business).

•
During the three months ended June 30, 2014, our SME processing volume increased 5.6% to $20.4 billion from $19.3 billion during the three months ended June 30, 2013. We earn percentage-based revenues on our SME processing volume. The year-over-year increase reflects improvements in the level of new SME merchants installed and growth in same store sales.

•
Our processing and servicing expenses increased $8.7 million, or 14.9%, from $58.4 million in the three months ended June 30, 2013, to $67.0 million in the three months ended June 30, 2014. The increase in processing and servicing expenses was primarily due to increased costs associated with processing and servicing higher SME bankcard processing volume and increased cost of sales and servicing related to higher Heartland School Solutions, Heartland Ovation Payroll, Campus Solutions, and Prepaid Card revenues. Also reflected in the growth in processing and servicing expenses is the increase in bad debt expense associated with the out-of-period adjustment for Heartland School Solutions. The increase in processing and servicing expenses also reflects approximately $1.7 million of expenses which were classified in general and administrative expense in the prior year. As we continue to integrate our payroll businesses, this reclassification brings operating expenses in our legacy payroll business and Ovation business into alignment.

•
Our general and administrative expenses decreased $0.1 million, or 0.4%, from $43.5 million in the three months ended June 30, 2013 to $43.4 million in the three months ended June 30, 2014. General and administrative expenses for the three months ended June 30, 2013 included $1.3 million for our periodic sales and servicing organization Summit which was held in October 2013. Excluding these summit expenses, our general and administrative expenses in the three months ended June 30, 2014 increased $1.2 million primarily due to an increase in general and administrative costs due to the September 2013 acquisition of Leaf and the April 2014 acquisition of MCS Software. Partially offsetting the increase in General and administrative expenses in the three months ended June 30, 2014 was a decrease in personnel costs, primarily bonus expense related and a decrease due to the reclassification of $1.7 million of payroll related expenses from general and administrative to processing and servicing expense for our payroll business. General and administrative expenses as a percentage of net revenue for the three months ended June 30, 2014 was 27.2%, a decrease from 29.1% for the three months ended June 30, 2013.

•
Our income from operations, which we also refer to as operating income, decreased $3.4 million to $29.9 million for the three months ended June 30, 2014, from $33.3 million for the three months ended June 30, 2013. Our Operating Margin, which we measure as operating income divided by net revenue, was 18.8% for the three months ended June 30, 2014, compared to 22.3% for the three months ended June 30, 2013.

Excluding the operating loss from Leaf, our Operating Margin for the three months ended June 30, 2014 was 20.6%. Excluding the operating loss from Leaf and the out-of-period adjustments for Heartland School Solutions, our Operating Margin for the three months ended June 30, 2014 was 22.0%.
See “— Results of Operations — Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013” for a more detailed discussion of our second quarter financial results.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements are unaudited. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at June 30, 2014, our results of operations, our changes in equity and our cash flows for the three months ended June 30, 2014 and 2013. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2014. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements included elsewhere in this report and in our 2013 Form 10-K.

Our critical accounting estimates and judgments have not changed materially from those reported in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Form 10-K.

Results of Operations
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
The following table shows certain income statement data as a percentage of net revenue for the periods indicated (in thousands of dollars):

	Three Months Ended June 30,	% of Net Revenue	Three Months Ended June 30,	% of Net Revenue	Change
	2014		2013		Amount	%
Net revenue:
Total revenues	$582,859		$546,624		$36,235	6.6%
Less: Interchange	367,773		345,233		22,540	6.5%
Less: Dues, assessments and fees	55,686		51,649		4,037	7.8%
Total net revenue	159,400	100.0%	149,742	100.0%	9,658	6.4%

Expenses:
Processing and servicing	67,048	42.1%	58,376	39.0%	8,672	14.9%
Customer acquisition costs	12,368	7.8%	9,983	6.7%	2,385	23.9%
Depreciation and amortization	6,679	4.2%	4,522	3.0%	2,157	47.7%
General and administrative	43,374	27.2%	43,531	29.1%	(157)	(0.4)%
Total expenses	129,469	81.2%	116,412	77.7%	13,057	11.2%
Income from operations	29,931	18.8%	33,330	22.3%	(3,399)	(10.2)%
Other income (expense):
Interest income	30	—%	32	—%	(2)	(6.3)%
Interest expense	(1,258)	(0.8)%	(1,269)	(0.8)%	11	0.9%
Other, net	420	0.3%	(70)	—%	490	700.0%
Total other expense	(808)	(0.5)%	(1,307)	(0.9)%	499	38.2%
Income from continuing operations before income taxes	29,123	18.3%	32,023	21.4%	(2,900)	(9.1)%
Provision for income taxes	12,552	7.9%	12,342	8.2%	210	1.7%
Net income from continuing operations	16,571	10.4%	19,681	13.1%	(3,110)	(15.8)%
Income from discontinued operations, net of income tax	—	—%	—	—%	—	—%
Net income	16,571	10.4%	19,681	13.1%	(3,110)	(15.8)%
Less: Net loss attributable to noncontrolling interests	—	—%	—	—%	—
Continuing operations	(881)	—%	—	—%	(881)
Discontinued operations	—	—%	—	—%	—
Net income attributable to Heartland	$17,452	10.9%	$19,681	13.1%	$(2,229)	(11.3)%

Revenue. The following tables summarize total revenue and total net revenue (which we define as total revenue less interchange fees and dues, assessments and fees) by segment for the three months ended June 30, 2014 and 2013 (in thousands of dollars):

	Three Months Ended June 30,		Change from Prior Year
Total revenue:	2014	2013	Amount	%
Card Payment Processing	$542,051	$510,996	$31,055	6.1%
Heartland School Solutions (a)	13,123	12,383	740	6.0%
Heartland Ovation Payroll	11,591	10,261	1,330	13.0%
Campus Solutions	9,165	7,778	1,387	17.8%
Prepaid Card and Other	6,929	5,206	1,723	33.1%
Total revenue	$582,859	$546,624	$36,235	6.6%

	Three Months Ended June 30,		Change from Prior Year
Total net revenue:	2014	2013	Amount	%
Card Payment Processing	$118,592	$114,114	$4,478	3.9%
Heartland School Solutions (a)	13,123	12,383	740	6.0%
Heartland Ovation Payroll	11,591	10,261	1,330	13.0%
Campus Solutions	9,165	7,778	1,387	17.8%
Prepaid Card and Other	6,929	5,206	1,723	33.1%
Total net revenue	$159,400	$149,742	$9,658	6.4%
(a) See “—Overview—Second Quarter of 2014 Financial Results” for discussion of Out-of-Period Adjustments.

Card Payment Processing
Card Payment Processing net revenue increased $4.5 million, or 3.9%, from $114.1 million in the three months ended June 30, 2013 to $118.6 million in the three months ended June 30, 2014. This increase was driven by a $3.3 million or 3.2% increase in SME net revenue, reflecting a 5.6% increase in SME processing volume from $19.3 billion in the three months ended June 30, 2013 to $20.4 billion in the three months ended June 30, 2014. This increase in processing volume reflects the addition of SME merchants whose processing volume exceeded that of merchants who attrited and the impact of same store sales growth for the three months ended June 30, 2014. This SME processing volume includes processing for merchants in our Heartland School Solutions, Campus Solutions, and Prepaid Card and Other businesses. However, net revenue related to that processing volume is included in the net revenue reported for those businesses.

Heartland School Solutions
Heartland School Solutions net revenue increased 6.0% from $12.4 million in the three months ended June 30, 2013 to $13.1 million in the three months ended June 30, 2014. The increase in Heartland School Solutions net revenue is due primarily to an increase in equipment-related revenues as a result of a sale of equipment and related installation services to a large new school district customer. Partially offsetting the increase in net revenue for Heartland School Solutions is a decrease associated with out-of-period adjustments. See “—Overview—Second Quarter of 2014 Financial Results” for discussion of these adjustments.

Heartland Ovation Payroll
Heartland Ovation Payroll net revenue increased 13.0% from $10.3 million in the three months ended June 30, 2013 to $11.6 million in the three months ended June 30, 2014. The increase in payroll processing net revenue is primarily due to a 10.0% increase in payroll processing customers from 22,896 at June 30, 2013 to 25,196 at June 30, 2014.

Campus Solutions
Campus Solutions net revenue increased 17.8% from $7.8 million in the three months ended June 30, 2013 to $9.2 million in the three months ended June 30, 2014, primarily due to higher student loan servicing related revenue, as well as growth in revenue related to our student tuition payment processing and tuition payment plan products.

Prepaid Card and Other
Prepaid Card and Other net revenue increased 33.1% in the three months ended June 30, 2014, primarily due to growth in Micropayments revenue which reflects higher equipment sales and payment processing for unattended payment locations such as laundry facilities, kiosks and vending machines.

Total expenses. Total expenses increased 11.2% from $116.4 million in the three months ended June 30, 2013 to $129.5 million in the three months ended June 30, 2014, primarily due to the increases in processing and servicing expenses, customer acquisition costs, and depreciation and amortization. Total expenses represented 81.2% of total net revenue in the three months ended June 30, 2014, compared to 77.7% in the three months ended June 30, 2013.

Processing and servicing expense for the three months ended June 30, 2014 increased by $8.7 million, or 14.9%, compared with the three months ended June 30, 2013. The increase in processing and servicing expenses was primarily due to increased costs associated with processing and servicing higher SME bankcard processing volume and increased cost of sales and servicing related to higher Heartland School Solutions, Heartland Ovation Payroll, Campus Solutions and Prepaid Card revenues. Also reflected in the growth in processing and servicing expenses is the increase in bad debt expense associated with the out-of-period adjustment for Heartland School Solutions. See “—Overview” for discussion of these adjustments. The increase in processing and servicing expenses also reflects approximately $1.7 million of payroll related expenses which were classified in general and administrative expense in the prior year.

As a percentage of net revenue, processing and servicing expense increased to 42.1% for the three months ended June 30, 2014 compared with 39.0% for the three months ended June 30, 2013.

Customer acquisition costs for the three months ended June 30, 2014 increased by $2.4 million, or 23.9% compared with the three months ended June 30, 2013. This increase reflects the impacts of higher capitalized customer deferred acquisition costs resulting from improved levels of new installed margin and the impact of subsequent changes in the estimated accrued buyout liability due to lower merchant attrition and same-store sales growth.

Customer acquisition costs for the three months ended June 30, 2014 and 2013 included the following components (in thousands of dollars):

	Three Months Ended June 30,
	2014	2013
Amortization of signing bonuses, net	$7,524	$6,794
Amortization of capitalized customer deferred acquisition costs	5,421	4,428
Increase in accrued buyout liability	6,049	4,084
Capitalized customer deferred acquisition costs	(6,626)	(5,323)
Total customer acquisition costs	$12,368	$9,983
Depreciation and amortization expenses increased 47.7% from $4.5 million in the three months ended June 30, 2013 to $6.7 million in the three months ended June 30, 2014. Most of our investments in information technology have supported the continuing development of HPS Exchange, Passport and other processing-related initiatives. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized increased from $9.7 million in the three months ended June 30, 2013 to $10.6 million in the three months ended June 30, 2014. The total amount of capitalized costs for projects placed in service in the three months ended June 30, 2014 and 2013 was $9.1 million and $5.4 million, respectively.
General and administrative. General and administrative expenses decreased $0.1 million, or 0.4%, from $43.5 million in the three months ended June 30, 2013 to $43.4 million in the three months ended June 30, 2014. General and administrative expenses for the three months ended June 30, 2013 included $1.3 million for our periodic sales and servicing organization Summit which was held in October 2013. Excluding these summit expenses, our general and administrative expenses in the three months ended June 30, 2014 increased $1.2 million primarily due to an increase in general and administrative costs due to the September 2013 acquisition of Leaf and the April 2014 acquisition of MCS Software. Partially offsetting the increase in general and administrative expenses in the three months ended June 30, 2014 was a decrease in personnel costs, primarily bonus expense related and a decrease due to the reclassification of $1.7 million of payroll related expenses from general and administrative to processing and servicing expense for our payroll business. General and administrative expenses as a percentage of net revenue for the three months ended June 30, 2014 was 27.2%, a decrease from 29.1% for the three months ended June 30, 2013.
Income from operations. Our income from operations, which we also refer to as operating income, decreased $3.4 million, from $33.3 million for the three months ended June 30, 2013 to $29.9 million for the three months ended June 30, 2014. This decline results from Leaf's $2.8 million operating loss for the three months ended June 30, 2014 and Heartland School Solutions $2.3 million out-of-period adjustments. See “—Overview—Second Quarter of 2014 Financial Results” for discussion of these adjustments.
Our operating margin, which we measure as operating income divided by net revenue, was 18.8% for the three months ended June 30, 2014, compared to 22.3% for the three months ended June 30, 2013. Excluding the operating loss from Leaf, our operating margin for the three months ended June 30, 2014 was 20.6%. Excluding the operating loss from Leaf and the out-

of-period adjustments for Heartland School Solutions, our operating margin for the three months ended June 30, 2014 was 22.0%.
Interest expense. Interest expense for the three months ended June 30, 2014 and June 30, 2013 was $1.3 million, respectively. Interest expense in both periods includes interest incurred under our Credit Facilities and interest we recorded on payables to our sponsor banks. See “—Liquidity and Capital Resources—Credit Facilities” for more detail on our borrowings.
Other income (expense), net. Other, net for the three months ended June 30, 2014 included pre-tax expense relating to the write down of capitalized information technology development projects that was partially offset by pre-tax income from the sale of investments. Other, net for the three months ended June 30, 2013 included asset write-downs and gains/losses on disposals of fixed assets.

Income taxes. Income taxes for the three months ended June 30, 2014 were $12.6 million, reflecting an effective tax rate of 43.1%. This compares to income tax expense of $12.3 million for the three months ended June 30, 2013, reflecting an effective tax rate of 38.5%. The increase in the effective tax rate for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, reflects the impact of providing a valuation allowance against deferred tax assets resulting from operating losses recorded by Leaf. Leaf is less than 80 percent owned and projects losses in the near term.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $17.5 million for the three months ended June 30, 2014. This compares to a net income of $19.7 million for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
The following table shows certain income statement data as a percentage of net revenue for the periods indicated (in thousands of dollars):

	Six Months Ended June 30,	% of Net Revenue	Six Months Ended June 30,	% of Net Revenue	Change
	2014		2013		Amount	%
Net revenue:
Total revenues	$1,106,142		$1,047,863		$58,279	5.6%
Less: Interchange	685,869		652,305		33,564	5.1%
Less: Dues, assessments and fees	105,354		98,981		6,373	6.4%
Total net revenue	314,919	100.0%	296,577	100.0%	18,342	6.2%

Expenses:
Processing and servicing	135,657	43.1%	117,773	39.7%	17,884	15.2%
Customer acquisition costs	22,618	7.2%	20,716	7.0%	1,902	9.2%
Depreciation and amortization	12,491	4.0%	8,612	2.9%	3,879	45.0%
General and administrative	87,860	27.9%	89,371	30.1%	(1,511)	(1.7)%
Total expenses	258,626	82.1%	236,472	79.7%	22,154	9.4%
Income from operations	56,293	17.9%	60,105	20.3%	(3,812)	(6.3)%
Other income (expense):
Interest income	62	—%	66	—%	(4)	(6.1)%
Interest expense	(2,308)	(0.7)%	(2,503)	(0.8)%	195	7.8%
Other, net	288	0.1%	(160)	(0.1)%	448	(280.0)%
Total other expense	(1,958)	(0.6)%	(2,597)	(0.9)%	639	24.6%
Income from continuing operations before income taxes	54,335	17.3%	57,508	19.4%	(3,173)	(5.5)%
Provision for income taxes	22,852	7.3%	22,182	7.5%	670	3.0%
Net income from continuing operations	31,483	10.0%	35,326	11.9%	(3,843)	(10.9)%
Income from discontinued operations, net of income tax	—	—%	3,970	1.3%	(3,970)	(100.0)%
Net income	31,483	10.0%	39,296	13.2%	(7,813)	(19.9)%
Less: Net (loss) income attributable to noncontrolling interests
Continuing operations	(1,709)	(0.5)%	—	—%	(1,709)
Discontinued operations	—	—%	56	—%	(56)
Net income attributable to Heartland	$33,192	10.5%	$39,240	13.2%	$(6,048)	(15.4)%

Total Revenues. The following tables summarize total revenue and total net revenue (which we define as total revenue less interchange fees and dues, assessments and fees) by segment for the six months ended June 30, 2014 and 2013 (in thousands of dollars)

	Six Months Ended June 30,		Change from Prior Year
Total revenue:	2014	2013	Amount	%
Card Payment Processing	$1,017,530	$970,021	$47,509	4.9%
Heartland School Solutions (a)	27,624	24,478	3,146	12.9%
Heartland Ovation Payroll	25,808	23,070	2,738	11.9%
Campus Solutions	22,483	19,297	3,186	16.5%
Prepaid Card and Other	12,697	10,997	1,700	15.5%
Total revenue	$1,106,142	$1,047,863	$58,279	5.6%

	Six Months Ended June 30,		Change from Prior Year
Total net revenue:	2014	2013	Amount	%
Card Payment Processing	$226,307	$218,735	$7,572	3.5%
Heartland School Solutions (a)	27,624	24,478	3,146	12.9%
Heartland Ovation Payroll	25,808	23,070	2,738	11.9%
Campus Solutions	22,483	19,297	3,186	16.5%
Prepaid Card and Other	12,697	10,997	1,700	15.5%
Total net revenue	$314,919	$296,577	$18,342	6.2%
(a) See “—Overview—Second Quarter of 2014 Financial Results” for discussion of Out-of-Period Adjustments.

Card Payment Processing
Card Payment Processing net revenue increased $7.6 million, or 3.5%, from $218.7 million in the six months ended June 30, 2013 to $226.3 million in the six months ended June 30, 2014. This increase was driven by a $5.5 million or 2.8% increase in SME net revenue, reflecting a 4.7% increase in SME processing volume from $36.7 billion in the six months ended June 30, 2013 to $38.4 billion in the six months ended June 30, 2014. This increase in processing volume reflects the addition of SME merchants whose processing volume exceeded that of merchants who attrited and the impact of same store sales growth for the six months ended June 30, 2014. This SME processing volume includes processing for merchants in our Heartland School Solutions, Campus Solutions, and Prepaid Card and Other businesses. However, net revenue related to that processing volume is included in the net revenue reported for those businesses.

Heartland School Solutions
Heartland School Solutions net revenue increased 12.9% from $24.5 million in the six months ended June 30, 2013 to $27.6 million in the six months ended June 30, 2014. The increase in Heartland School Solutions net revenue is due primarily to an increase in equipment-related revenues as a result of a sale of equipment and related installation services to a large new school district customer. Partially offsetting the increase in net revenue for Heartland School Solutions is a decrease associated with out-of-period adjustments. See “—Overview—Second Quarter of 2014 Financial Results” for discussion of these adjustments.

Heartland Ovation Payroll
Heartland Ovation Payroll net revenue increased 11.9% from $23.1 million in the six months ended June 30, 2013 to $25.8 million in the six months ended June 30, 2014. The increase in payroll processing net revenue is primarily due to a 10.0% increase in payroll processing customers from 22,896 at June 30, 2013 to 25,196 at June 30, 2014.

Campus Solutions
Campus Solutions net revenue increased 16.5% from $19.3 million in the six months ended June 30, 2013 to $22.5 million in the six months ended June 30, 2014, primarily due to higher student loan servicing related revenue, as well as growth in revenue related to our student tuition payment processing and tuition payment plan products.

Prepaid Card and Other
Prepaid Card and Other net revenue increased 15.5% from $11.0 million in the six months ended June 30, 2013 to $12.7 million in the six months ended June 30, 2014, primarily due to growth in Micropayments revenue which reflects higher equipment sales and payment processing for unattended payment locations such as laundry facilities, kiosks and vending machines.

Total expenses. Total expenses increased 9.4% from $236.5 million in the six months ended June 30, 2013 to $258.6 million in the six months ended June 30, 2014, primarily due to the increases in processing and servicing expenses, customer acquisition costs, and depreciation and amortization. This increase is partially offset by a decrease in general and administrative expenses. Total expenses represented 82.1% of total net revenue in the six months ended June 30, 2014, compared to 79.7% in the six months ended June 30, 2013.

Processing and servicing expense for the six months ended June 30, 2014 increased by $17.9 million or 15.2%, compared with the six months ended June 30, 2013. The increase in processing and servicing expenses was primarily due to increased costs associated with processing and servicing higher SME bankcard processing volume and increased cost of sales and servicing related to higher Heartland School Solutions, Heartland Ovation Payroll, Campus Solutions and Prepaid Card revenues. Also reflected in the growth in processing and servicing expenses is the increase in bad debt expense associated with the out-of-period adjustment for Heartland School Solutions. See “—Overview” for discussion of these adjustments. The increase in processing and servicing expenses also reflects approximately $3.4 million of payroll related expenses which were classified in general and administrative expense in the prior year. As a percentage of net revenue, processing and servicing expense increased to 43.1% for the six months ended June 30, 2014 compared with 39.7% for the six months ended June 30, 2013.

Customer acquisition costs for the six months ended June 30, 2014 increased by $1.9 million, or 9.2% compared with the six months ended June 30, 2013. This increase reflects the impacts of higher capitalized customer deferred acquisition costs resulting from improved levels of new installed margin during the six months ended June 30, 2014.
Customer acquisition costs for the six months ended June 30, 2014 and 2013 included the following components (in thousands of dollars):

	Six Months Ended June 30,
	2014	2013
Amortization of signing bonuses, net	$14,654	$13,895
Amortization of capitalized customer deferred acquisition costs	10,276	8,583
Increase in accrued buyout liability	9,845	8,359
Capitalized customer deferred acquisition costs	(12,157)	(10,121)
Total customer acquisition costs	$22,618	$20,716
Depreciation and amortization expenses increased 45.0% from $8.6 million in the six months ended June 30, 2013 to $12.5 million in the six months ended June 30, 2014. Most of our investments in information technology have supported the continuing development of HPS Exchange, Passport and other processing-related initiatives. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized in the six months ended June 30, 2014 and 2013 was $22.4 million and $17.6 million, respectively. The total amount of capitalized costs for projects placed in service in the six months ended June 30, 2014 and 2013 was $17.0 million and $12.0 million, respectively.
General and administrative. General and administrative expenses decreased $1.5 million, or 1.7%, from $89.4 million in the six months ended June 30, 2013 to $87.9 million in the six months ended June 30, 2014. General and administrative expenses in the six months ended June 30, 2013 included $1.5 million for our periodic sales and servicing organization summit held in October 2013. Excluding these summit expenses, our general and administrative expenses remained consistent for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. General and administrative expenses as a percentage of net revenue for the six months ended June 30, 2014 was 27.9%, a decrease from 30.1% for the six months ended June 30, 2013.
Income from operations. Our income from operations, which we also refer to as operating income, decreased to $56.3 million for the six months ended June 30, 2014, from $60.1 million for the six months ended June 30, 2013. This decline results from Leaf's $5.5 million operating loss for the six months ended June 30, 2014 and Heartland School Solutions $2.3 million out-of-period adjustments. See “—Overview—Second Quarter of 2014 Financial Results” for discussion of these adjustments.
Our operating margin, which we measure as operating income divided by net revenue, was 17.9% for the six months ended June 30, 2014, compared to 20.3% for the six months ended June 30, 2013. Excluding the operating loss from Leaf, our operating margin for the six months ended June 30, 2014 was 19.6%. Excluding the operating loss from Leaf and the out-of-period adjustments for Heartland School Solutions, our operating margin for the six months ended June 30, 2014 was 20.3%.
Interest expense. Interest expense for the six months ended June 30, 2014 was $2.3 million, compared with $2.5 million for the six months ended June 30, 2013. Interest expense in both periods includes interest incurred under our Credit Facilities and interest we recorded on payables to our sponsor banks. See “—Liquidity and Capital Resources—Credit Facilities” for more detail on our borrowings.
Other income (expense), net. Other, net for the six months ended June 30, 2014 included pre-tax expense relating to the write down of capitalized information technology development projects partially offset by pre-tax income from the sale of investments and from a payment relating to the sale of a group of merchant contracts within our Prepaid Card and Other business. Other, net for the six months ended June 30, 2013 included pre-tax expense relating to the write down of capitalized information technology development projects partially offset by pre-tax income from a payment relating to the sale of a group of merchant contracts within our Prepaid Card and Other business.

Income taxes. Income tax expense for the six months ended June 30, 2014 was $22.9 million, reflecting an effective tax rate of 42.1%. This compares to income tax expense of $22.2 million for the six months ended June 30, 2013, reflecting an effective tax rate of 38.6%. The increase in our effective tax rate for the six months ended June 30, 2014, as compared to June 30, 2013, reflects the impact of providing a valuation allowance against deferred tax assets resulting from operating losses recorded by Leaf. Leaf is less than 80 percent owned and projects losses in the near term.

Income from discontinued operations, net of income tax. Income from discontinued operations, net of income tax reflects the results of operations from our interest in CPOS, which we sold in a transaction settled on January 31, 2013 and recognized a gain on the sale of $3.8 million, net of tax. We presented the results of operations for CPOS as a discontinued operation for all periods presented.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $33.2 million for the six months ended June 30, 2014. This compares to a net income of $39.2 million for the six months ended June 30, 2013.

Balance Sheet Information

	June 30, 2014	December 31, 2013
Selected Balance Sheet Data	(in thousands)
Cash and cash equivalents	$53,839	$71,932
Funds held for customers	131,448	127,375
Receivables, net	212,559	200,040
Capitalized customer acquisition costs, net	66,433	61,027
Property and equipment, net	155,770	147,388
Goodwill	204,737	190,978
Intangible assets, net	50,103	49,857
Total assets	933,960	900,305
Due to sponsor banks	58,774	19,109
Accounts payable	70,767	70,814
Customer fund deposits	131,448	127,375
Processing liabilities	107,108	130,871
Borrowings:
Long term portion	200,000	150,000
Accrued buyout liability:
Current portion	12,901	13,943
Long term portion	28,367	25,436
Total liabilities	688,955	633,642
Total stockholders’ equity	240,526	260,475

June 30, 2014 Compared to December 31, 2013
Total assets increased $33.7 million, or 3.7%, to $934.0 million at June 30, 2014 from $900.3 million at December 31, 2013, primarily due to an increase of $12.5 million in receivables, net and an increase of $13.8 million in goodwill (primarily as a result of the acquisitions of MCS Software and Liquor POS). The increase in receivables, net and goodwill was offset by a decrease in cash and cash equivalents.

    Our receivables, which increased $12.5 million, or 6.3% from December 31, 2013, are primarily due from our card payment processing merchants and result in large part from our practice of advancing interchange fees to most of our SME merchants during the month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge merchants for processing transactions. Total receivables also include amounts due from Discover and American Express bankcard networks for merchant sales transactions. Amounts due from bankcard networks at June 30, 2014 increased $0.9 million from December 31, 2013 reflecting settlement timing differences directly related to which day of the week the respective quarter ended. Receivables from the networks are recovered the following business day from the date of processing the transaction.

The timing for presentment of transaction funding files to the bankcard networks results in our sponsor banks receiving settlement cash one day before payment is made to merchants, thereby increasing our funding obligations to our SME merchants, which we carry in processing liabilities. We fund merchant interchange advances/receivables first from this settlement cash received from bankcard networks, then from our available cash, and only thereafter from incurring a liability to our sponsor banks. Our receivables from SME bankcard processing merchants increased $7.8 million from December 31, 2013. At June 30, 2014 we funded merchant advances of $1.5 million from our available cash. We did not fund any merchant advances from available cash at December 31, 2013. Receivables from merchants also include transaction fees due from Network Service Merchants, up approximately $2.9 million from December 31, 2013, and receivables from the sale of point of sale terminal equipment. The amount due to sponsor banks for funding advances was $57.0 million and $17.8 million at June 30, 2014 and December 31, 2013, respectively. The liability to sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants.

Total borrowings under our credit facility increased $50.0 million, or 33.3%, to $200.0 million at June 30, 2014 from $150.0 million at December 31, 2013. See “—Liquidity and Capital Resources” for discussion of Credit Facilities.

Total stockholders' equity decreased $19.9 million from December 31, 2013 primarily due to repurchasing $54.5 million of our outstanding common stock and paying cash dividends of $6.2 million during the six months ended June 30, 2014. Partially offsetting the decrease in stockholders' equity was net income of $33.2 million that we recorded for the six months ended June 30, 2014. Other increases in total stockholders' equity for the six months ended June 30, 2014 included proceeds received from the exercise of stock options, tax benefits related to those stock option exercises and share-based compensation expense.

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

Our cash requirements include funding payments to salespersons for signing bonuses, residual commissions and residual buyouts, paying interest expense and other operating expenses, including taxes, investing in our technology infrastructure and making acquisitions of businesses or assets. We expect that our future cash requirements will continue to include amounts used to repurchase our common stock and pay dividends, both as authorized by our Board of Directors.

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
Working Capital. Our working capital, defined as current assets less current liabilities, was positive by $45.8 million at June 30, 2014 and $37.8 million at December 31, 2013.

At June 30, 2014, we had cash on our Balance Sheet totaling $53.8 million compared to cash of $71.9 million at December 31, 2013. Our June 30, 2014 cash balance included approximately $34.7 million of processing-related cash in transit and collateral, compared to approximately $32.1 million of processing-related cash in transit and collateral at December 31, 2013.

On June 30, 2014, we had $150.0 million available to us under our Revolving Credit Facility. See “— Credit Facilities” for more details.

Acquisitions and Divestitures. In the fourth quarter of 2012, we, along with the 30% noncontrolling shareholders of
CPOS, entered into an agreement to sell CPOS to a third party. CPOS, which operates as a provider of payment processing services in Canada, was not a significant subsidiary and we had no continuing involvement in its operations. After receiving regulatory approval, the buyer settled this sale on January 31, 2013. The total sales price was $30.3 million cash including net working capital, of which we received $20.9 million for our 70% ownership position.

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

On April 1, 2014, we purchased the net assets of MCS Software for a $17.3 million cash payment. The cash purchase price was financed under our Credit Facility and from operating cash flows. The acquisition further expands our market-leading position in the K to 12 school nutrition and POS technology industry in our Heartland School Solutions business.

On July 29, 2014, we entered into an agreement to acquire TouchNet Information Systems, Inc. ("TouchNet"), an integrated commerce solutions provider to higher-education institutions. We are paying $375 million to acquire TouchNet. The transaction is expected to close in the third quarter of 2014, subject to regulatory approvals and customary closing conditions. TouchNet will become part of our Campus Solutions business.

The $375 million purchase price is expected to be financed with bank borrowings. Our existing Credit Facility, see “−Credit Facilities,” is in the process of being amended and restated to, among other things, add a new $375 million five-year partially amortizing term-loan facility, all of which would be drawn in connection with closing the transaction, and to otherwise amend the Credit Facility to add flexibility and to reflect our post-acquisition structure. Our Revolving Credit Facility will remain at $350 million and continue to include an incremental accordion facility which would, upon prior approval by the lenders, make available an additional $150 million in either revolving credit or term loans.

On August 6, 2014, we entered into a Stock Purchase Agreement with the noncontrolling stockholders of Leaf under which we acquired all shares of Leaf common stock held by the noncontrolling shareholders. As a result of this transaction, Leaf becomes a wholly-owned subsidiary of the Company.

Cash Flow Provided By Operating Activities. We reported net cash provided by operating activities of $34.2 million in the six months ended June 30, 2014, compared to $28.7 million in the six months ended June 30, 2013. Cash provided by operating activities in the six months ended June 30, 2014 benefited from an increase in net income from continuing operations as adjusted for non-cash operating items including amortization of capitalized customer acquisition costs, depreciation and amortization, and share-based compensation expense. Cash provided by operating activities in the 2014 six-month period also reflects an increase in net working capital from processing activities reflected in due to sponsor banks, processing liabilities, and receivables from bankcard networks, partially offset by a decrease in accrued expenses and other liabilities.
Other major determinants of operating cash flows are net signing bonus payments, which consume operating cash as we install new merchants, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. We paid net signing bonuses of $18.2 million and $12.1 million, respectively, in the six months ended June 30, 2014 and 2013. In the six months ended June 30, 2014 and 2013, we reduced our accrued buyout liability by making buyout payments of $8.0 million and $10.5 million, respectively.
Cash Flow Used In Investing Activities. Net cash used in investing activities was $46.4 million for the six months ended June 30, 2014, compared to $4.5 million for the six months ended June 30, 2013.

Cash flows used in investing activities for the six months ended June 30, 2014 reflects the purchase of Liquor POS and MCS Software for $3.3 million and $17.3 million, respectively. We purchased available-for-sale securities for $16.0 million during the six months ended June 30, 2014, compared to $1.2 million during the six months ended June 30, 2013.

We made capital expenditures of $26.0 million during the six months ended June 30, 2014, compared to $23.4 million in the six months ended June 30, 2013. We continue building our technology infrastructure, primarily for hardware and software needed for the development and expansion of our products and operating platforms. To further develop our technology, we anticipate that these expenditures will continue near current levels. Cash flows used in investing activities for the six months ended June 30, 2013 benefited from the $19.3 million of net proceeds from the sale of CPOS.

Cash Flow Used In Financing Activities. Net cash used in financing activities was $5.9 million for the six months ended June 30, 2014, compared to $26.0 million for the six months ended June 30, 2013.
During the six months ended June 30, 2014 we borrowed $60.0 million under our Revolving Credit Facility as compared to $9.0 million during the six months ended June 30, 2013. During the six months ended June 30, 2014 we made a payment of $10.0 million under our Revolving Credit Facility and during the six months ended June 30, 2013 we made term loan amortization payments of $10.0 million under our Prior Credit Facility. See “— Credit Facilities” for more details.
Cash used in financing activities in the six months ended June 30, 2014 and 2013 include cash used for common stock repurchases. See “— Common Stock Repurchases” for more information on our common stock repurchase authorizations. We used $54.5 million of cash to repurchase 1,347,817 shares of our common stock during the six months ended June 30, 2014 compared to $34.2 million of cash to repurchase 1,091,983 shares of our common stock during the six months ended June 30, 2013.

Cash dividends paid in the six months ended June 30, 2014 were $6.2 million, compared to cash dividends paid of $5.2 million in the six months ended June 30, 2013. See “— Dividends on Common Stock” for more information on our common stock dividends. During the six months ended June 30, 2014 and 2013, employees exercised stock options generating cash proceeds in the aggregate of $1.3 million and $7.8 million, respectively.
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
The Credit Agreement and the Prior Credit Agreement contain covenants which include: maintenance of certain leverage and fixed charge coverage ratios; limitations on our indebtedness, liens on our properties and assets, investments in, and loans to other business units, our ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to our subsidiaries. We were in compliance with these covenants as of June 30, 2014 and December 31, 2013 and expect that we will remain in compliance with the covenants of the Credit Agreement for at least the next twelve months.

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

At June 30, 2014, there was $200.0 million outstanding under the Revolving Credit Facility and at December 31, 2013, we had $150.0 million outstanding.

Common Stock Repurchases. On November 2, 2012, our Board of Directors authorized the repurchase of up to $50 million of our outstanding common stock and these repurchases were completed during the second quarter of 2013. On May 8, 2013, our Board of Directors authorized the repurchase of up to $75 million of our outstanding common stock and these repurchases were completed during the second quarter of 2014. On May 8, 2014, our Board of Directors authorized the repurchase of up to $75 million of our outstanding common stock. As of June 30, 2014, we have not repurchased any shares under the May 8, 2014 authorization. We intend to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including our Revolving Credit Facility and the proceeds of options exercises. The manner, timing and amount of repurchases, if any, will be determined by management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporation liquidity requirements. The repurchase program may be modified or discontinued at any time.

	Repurchase Programs by Authorization Date
Activity For the Six Months Ended June 30, 2014	November 2012	May 2013	May 2014	Total
Shares repurchased	—	1,347,817	—	1,347,817
Cost of shares repurchased (in thousands)	—	$54,455	—	$54,455
Average cost per share	—	$40.40	—	$40.40
Remaining authorization (in thousands)	—	—	$75,000	$75,000

Activity For the Six months Ended June 30, 2013
Shares repurchased	952,183	139,800	—	1,091,983
Cost of shares repurchased (in thousands)	$29,813	$4,404	—	$34,217
Average cost per share	$31.31	$31.50	—	$31.33

Activity For the Year Ended December 31, 2013
Shares repurchased	952,183	534,600	—	1,486,783
Cost of shares repurchased (in thousands)	$29,813	$20,488	—	$50,301
Average cost per share	$31.31	$38.32	—	$33.83

Dividends on Common Stock. The following table summarizes quarterly cash dividends declared and paid on our common stock during 2014 and 2013:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Six Months Ended June 30, 2014
February 5, 2014	March 3, 2014	March 14, 2014	$0.085
April 30, 2014	May 23, 2014	June 13, 2014	$0.085

Twelve Months Ended December 31, 2013
February 7, 2013	March 4, 2013	March 15, 2013	$0.07
April 30, 2013	May 24, 2013	June 15, 2013	$0.07
July 30, 2013	August 23, 2013	September 13, 2013	$0.07
October 29, 2013	November 22, 2013	December 13, 2013	$0.07

On July 31, 2014, our Board of Directors declared a quarterly cash dividend of $0.085 per share of common stock, payable on September 15, 2014 to stockholders of record as of August 25, 2014.

Contractual Obligations. The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we must do so. As the majority of our SME transactions involve the delivery of the product or service at the time of the transaction, a good basis to estimate our exposure to chargebacks is the last four months' bankcard processing volume on our SME portfolio, which was $27.0 billion for the four months ended June 30, 2014 and $24.4 billion for the four months ended December 31, 2013. However, during the four months ended June 30, 2014 and December 31, 2013, we were presented with $12.5 million and $11.7 million, respectively, of chargebacks by issuing banks. In the six months ended June 30, 2014 and the year ended December 31, 2013, we incurred merchant credit losses of $1.0 million and $3.1 million, respectively, on total SME bankcard dollar volumes processed of $38.4 billion and $74.6 billion, respectively. These credit losses are included in processing and servicing expense in our Condensed Consolidated Statements of Income.
The following table reflects our significant contractual obligations as of June 30, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$7,892	$5,547	$2,345	$—	$—
Telecommunications providers (b)	11,223	3,958	6,017	1,248	—
Facility and equipment leases	73,467	13,002	20,598	13,059	26,808
Credit Facility (c)	200,000	—	—	200,000	—
	$292,582	$22,507	$28,960	$214,307	$26,808

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

(c)
Interest rates on the Revolving Credit Facility are variable in nature; however, we are party to fixed-pay amortizing interest rate swaps having a remaining notional amount of $20.0 million. If interest rates were to remain at the June 30, 2014 level, we would make interest payments of $0.5 million in the next 1 year and $0.1 million in the next 1 to 3 years or a total of $0.6 million including net settlements on the fixed-pay amortizing interest rate swaps. The Revolving Credit Facility is available on a revolving basis until October 23, 2018.

Unrecognized Tax Benefits. At June 30, 2014, we had gross tax-effected unrecognized tax benefits of approximately $6.7 million. See "Critical Accounting Estimates - Income Taxes." As of June 30, 2014 we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

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

We have interest rate risk related to our payable to our sponsor banks. Within our amount payable to our sponsor banks are balances which our sponsor banks have advanced to our SME merchants for interchange fees. Historically, these advances to our SME merchants were funded first with our available cash, then by incurring a payable to our sponsor banks when that cash had been expended. Beginning in the fourth quarter of 2012, these merchant advances are first funded from settlement cash received from bankcard networks when receipt of that settlement cash precedes the funding obligation to the SME merchant. At June 30, 2014, the amount due to sponsor banks for funding merchant advances was $57.0 million. During the quarter ended June 30, 2014, the average daily interest-bearing balance of that payable was approximately $22.0 million. A hypothetical 100 basis point change in short-term interest rates applied to our average payable to sponsor banks would result in a change of approximately $220,000 in annual pre-tax income.

We also incur interest rate risk on borrowings under our Credit Agreement. The Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $350 million, of which up to $35 million may be used for the issuance of letters of credit and up to $35 million is available for swing line loans. The Revolving Credit Facility also provides for, upon the prior approval of the administrative agent and subject to the receipt of commitments, an increase to the total revolving commitments of $150 million for a total commitment under the Revolving Credit Facility of $500 million. The Revolving Credit Facility is available to us on a revolving basis until October 23, 2018. All principal and interest not previously paid on the Revolving Credit Facility will mature and be due and payable on October 23, 2018. At June 30, 2014, there was $200.0 million outstanding under the Revolving Credit Facility.

In January 2011, we entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50.0 million on the variable rate debt outstanding under the Term Credit Facility. These interest rate swaps convert that initial notional amount to fixed rate. At June 30, 2014, the remaining notional amount of these interest rate swaps was $20.0 million. The impact which a hypothetical 100 basis point increase in short-term interest rates would have on our outstanding June 30, 2014 balances under the Credit Agreement would be a decline of approximately $1.8 million in annual pre-tax income, including the effect from interest rate swaps.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities within three years. At June 30, 2014, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $353,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $356,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $353,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $356,000.

Office Facilities
At June 30, 2014, we owned one facility and leased twenty nine facilities which we use for operational, sales and administrative purposes.
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

We also leased the following facilities as of June 30, 2014:

Location	Square Feet	Expiration
Alpharetta, GA	17,004	May 31, 2016
Auburn, AL	8,035	May 15, 2016
Cambridge, MA	15,077	July 7, 2015
Chattanooga, TN	29,925	June 30, 2024
Chicago, IL	5,032	May 31, 2019
Cleveland, OH	41,595	June 30, 2019
Coraopolis, PA	18,000	July 31, 2016
Coraopolis, PA	11,217	July 31, 2016
Colorado Springs, CO	9,920	February 28, 2015
Edmond, OK	3,038	January 31, 2015
Edmond, OK	2,932	August 31, 2018
Edmond, OK	1,817	May 31, 2015
Edmond, OK	20,970	February 28, 2025
Harlan, KY	5,000	May 25, 2016
Madisonville, LA	1,200	March 31, 2015
Marshal, VA	1,728	August 14, 2016
Plano, TX	53,976	January 14, 2019 for 26,988 square feet. May 31, 2015 for 26,988 square feet.
Plano, TX	26,020	January 31, 2015
Plano, TX	81,675	December 31, 2026
Pleasanton, CA	3,306	July 31, 2015
Portland, OR	10,838	December 31, 2016
Rochester, NY	18,000	June 30, 2023
Rochester, NY	12,708	November 30, 2018
Santa Ana, CA	14,494	July 31, 2019
Tempe, AZ	14,315	February 28, 2020
Tempe, AZ	2,500	February 28, 2020
West Windsor Township, NJ	22,414	October 20, 2023
Worchester, MA	2,907	June 30, 2017

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
Changes in Internal Controls
During the quarter ended June 30, 2014, there was no change in our internal controls over financial reporting (as defined in Rule 13 a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The following is a description of material developments that occurred during the quarter ended June 30, 2014 in the proceedings reported under Part I, Item 3. Legal Proceedings in our 2013 Form 10-K and on Form 10Q for the quarter ended March 31, 2014.

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

On September 23, 2009, the financial institution plaintiffs filed a Master Complaint in the MDL proceedings, which we moved to dismiss on October 23, 2009. On December 1, 2011, the Court entered an order granting in part our motion to dismiss the financial institution plaintiffs' master complaint against us, but allowing the plaintiffs leave to amend to re-plead certain claims. Plaintiffs elected not to file an amended complaint. The parties then jointly moved for the entry of final judgment on those claims in the master complaint that the Court had dismissed. On August 16, 2012, the Court entered final judgment on the dismissed claims and, on September 17, 2012, Plaintiffs filed a notice of appeal from that final judgment to the United States Court of Appeals for the Fifth Circuit. On September 12, 2012, Plaintiffs stipulated to dismissal with prejudice of the remaining claims pending before the District Court. Briefing on Plaintiffs' appeal was complete on February 8, 2013. On September 3, 2013, the United States Court of Appeals for the Fifth Circuit reversed the District Court, holding that the economic loss doctrine under New Jersey law does not preclude the financial institution plaintiffs' negligence claim at the motion to dismiss stage, but declined to address in the first instance Heartland's other arguments for affirming the District Court. The Fifth Circuit remanded to the District Court for further proceedings. On March 14, 2014, the District Court set a schedule for further proceedings. On July 18, 2014, the financial institution plaintiffs also filed a motion for leave to file an amended complaint. By Order dated August 1, 2014, the District Court extended the schedule for further proceedings, with limited discovery on choice-of-law issues to be completed by August 18, 2014, and motions to dismiss or for summary judgment to be filed by October 15, 2014.

We are not aware of any other material legal proceedings initiated against us during the three months ended June 30, 2014. In the ordinary course of our business, we are party to various legal proceedings, which we believe are incidental to the operation of our business. We believe that the outcome of the proceedings to which we are currently a party will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors
There have been no material changes in our Risk Factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None
(b) None
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On November 2, 2012, our Board of Directors authorized the repurchase of up to $50 million of our outstanding common stock and these repurchases were completed during the second quarter of 2013. On May 8, 2013, our Board of Directors authorized the repurchase of up to $75 million of our outstanding common stock and these repurchases were completed during the second quarter of 2014. On May 8, 2014, the Company's Board of Directors authorized the repurchase of up to $75 million of the Company's outstanding common stock. As of June 30, 2014, repurchases under the May 8, 2014 authorization were ongoing. Repurchases under these programs were made through the open market in accordance with applicable laws and regulations. We intend to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including our Revolving Credit Facility and the proceeds of options exercises. The manner, timing and amount of repurchases, if any, will be determined by management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporation liquidity requirements. The repurchase program may be modified or discontinued at any time. At June 30, 2014, we had remaining authorization to repurchase up to $75.0 million worth of our common stock.

See "— PART I. FINANCIAL INFORMATION — Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Common Stock Repurchases" for a summary of our repurchase activity under these authorizations.

The following table presents information with respect to those purchases of our common stock made during the three months ended June 30, 2014:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
				(In thousands)
April 1— 30, 2014	652,262	$39.54	652,262	$—
May 1— 31, 2014	—	—	—	—
June 1 — 30, 2014	—	—	—	—
Total	652,262	$—	652,262	—

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

*101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014
, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income and Comprehensive Income; (ii) The Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flow; (iv) the Consolidated Statements of Equity; and (v) the Notes to the Consolidated Financial Statements.

*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 11, 2014

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

*101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income and Comprehensive Income; (ii) The Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flow; (iv) the Consolidated Statements of Equity; and (v) the Notes to the Consolidated Financial Statements.

_____________________

*	Filed herewith.