Form 10-Q
period 2014-09-30
HEARTLAND PAYMENT SYSTEMS INC
filed 2014-11-07
CIK 1144354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
As of November 3, 2014, there were 36,220,616 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$94,577	$71,932
Funds held for customers	122,311	127,375
Receivables, net	220,936	200,040
Investments	4,110	4,101
Inventory	11,445	11,087
Prepaid expenses	19,451	15,284
Current tax assets	5,139	10,426
Current deferred tax assets, net	7,725	9,548
Total current assets	485,694	449,793
Capitalized customer acquisition costs, net	68,967	61,027
Property and equipment, net	162,707	147,388
Goodwill	424,270	190,978
Intangible assets, net	193,790	49,857
Deposits and other assets, net	1,336	1,262
Total assets	$1,336,764	$900,305

Liabilities and Equity
Current liabilities:
Due to sponsor banks	$41,183	$19,109
Accounts payable	60,729	70,814
Customer fund deposits	122,311	127,375
Processing liabilities	104,856	130,871
Current portion of accrued buyout liability	14,457	13,943
Current portion of borrowings	18,750	—
Current portion of unearned revenue	40,551	18,172
Accrued expenses and other liabilities	25,928	31,689
Total current liabilities	428,765	411,973
Deferred tax liabilities, net	45,039	40,600
Reserve for unrecognized tax benefits	6,769	5,633
Long-term borrowings	553,750	150,000
Long-term portion of accrued buyout liability	30,500	25,436
Long-term portion of unearned revenue	2,104	—
Total liabilities	1,066,927	633,642
Commitments and contingencies (Note 11)

Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,179,147 and 37,485,486 shares issued at September 30, 2014 and December 31, 2013; 36,179,147 and 36,950,886 outstanding at September 30, 2014 and December 31, 2013	36	37
Additional paid-in capital	252,127	245,055
Accumulated other comprehensive loss	(112)	(88)
Retained earnings	17,786	35,960
Treasury stock, at cost (534,600 shares at December 31, 2013)	—	(20,489)
Total stockholders’ equity	269,837	260,475
Noncontrolling interests	—	6,188
Total equity	269,837	266,663
Total liabilities and equity	$1,336,764	$900,305
See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30
	2014	2013	2014	2013
Total revenues	$600,626	$557,129	$1,706,768	$1,604,992
Costs of services:
Interchange	373,372	350,734	1,059,241	1,003,039
Dues, assessments and fees	57,864	53,165	163,218	152,146
Processing and servicing	69,328	60,195	204,985	177,968
Customer acquisition costs	12,289	10,838	34,907	31,554
Depreciation and amortization	7,981	5,454	20,472	14,066
Total costs of services	520,834	480,386	1,482,823	1,378,773
General and administrative	49,381	41,871	137,241	131,242
Total expenses	570,215	522,257	1,620,064	1,510,015
Income from operations	30,411	34,872	86,704	94,977
Other income (expense):
Interest income	33	29	95	95
Interest expense	(2,142)	(1,243)	(4,450)	(3,746)
Other, net	3,581	90	3,869	(70)
Total other income (expense)	1,472	(1,124)	(486)	(3,721)
Income from continuing operations before income taxes	31,883	33,748	86,218	91,256
Provision for income taxes	11,727	11,857	34,579	34,039
Net income from continuing operations	20,156	21,891	51,639	57,217
Income from discontinued operations, net of income tax of $—, $—, $— and $2,135	—	—	—	3,970
Net income	20,156	21,891	51,639	61,187
Less: Net (loss) income attributable to noncontrolling interests
Continuing operations	(302)	(90)	(2,011)	(90)
Discontinued operations	—	—	—	56
Net income attributable to Heartland	$20,458	$21,981	$53,650	$61,221

Amounts attributable to Heartland:
Net income from continuing operations	20,458	21,981	53,650	57,307
Income from discontinued operations, net of income tax and noncontrolling interests	—	—	—	3,914
Net income attributable to Heartland	20,458	21,981	53,650	61,221

Basic earnings per share:
Income from continuing operations	$0.57	$0.60	$1.47	$1.56
Income from discontinued operations	—	—	—	0.11
Basic earnings per share	$0.57	$0.60	$1.47	$1.67

Diluted earnings per share:
Income from continuing operations	$0.56	$0.58	$1.44	$1.50
Income from discontinued operations	—	—	—	0.10
Diluted earnings per share	$0.56	$0.58	$1.44	$1.60

Weighted average number of common shares outstanding:
Basic	36,069	36,857	36,388	36,752
Diluted	36,850	38,020	37,249	38,079

Dividends declared per share	$0.085	$0.07	$0.255	$0.21

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30
	2014	2013	2014	2013

Net income	$20,156	$21,891	$51,639	$61,187
Other comprehensive (loss) income:
Reclassification of gains on investments, net of income tax of $5, $—, $108 and $—	(6)	—	(170)	—
Unrealized (losses) gains on investments, net of income tax of $5, $—, $5 and $4	(8)	—	6	4
Unrealized gains on derivative financial instruments, net of income tax of $28, $25, $83 and $121	45	152	140	315
Foreign currency translation adjustment	—	—	—	(54)
Comprehensive income	20,187	22,043	51,615	61,452
Less: Comprehensive loss attributable to noncontrolling interests	(302)	(90)	(2,011)	(50)
Comprehensive income attributable to Heartland	$20,489	$22,133	$53,626	$61,502

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Heartland Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares	Amount
Nine Months Ended September 30, 2013
Balance, January 1, 2013	36,856	$38	$222,705	$(399)	$7,629	$(20,187)	$1,375	$211,161
Issuance of common stock– options exercised	982	1	10,724	—	—	—	—	10,725
Issuance of common stock – RSU’s vested	265	—	(4,866)	—	—	—	—	(4,866)
Excess tax benefit on employee share-based compensation	—	—	8,382	—	—	—	—	8,382
Repurchase of common stock	(1,250)	—	—	—	—	(40,221)	—	(40,221)
Retirement of treasury stock	—	(2)	(10,024)	—	(39,974)	50,000	—	—
Share-based compensation	—	—	9,763	—	—	—	—	9,763
Changes in equity from sale of discontinued operation	—	—	—	83	—	—	(1,415)	(1,332)
Other comprehensive income (loss)	—	—	—	281	—	—	(16)	265
Noncontrolling interest in subsidiary acquired	—	—	—	—	—	—	6,798	6,798
Dividends on common stock	—	—	—	—	(7,735)	—	—	(7,735)
Net income (loss) for the period	—	—	—	—	61,221	—	(34)	61,187
Balance, September 30, 2013	36,853	$37	$236,684	$(35)	$21,141	$(10,408)	$6,708	$254,127

Nine Months Ended September 30, 2014
Balance, January 1, 2014	36,951	$37	$245,055	$(88)	$35,960	$(20,489)	$6,188	$266,663
Issuance of common stock– options exercised	346	—	4,482	—	—	—	—	4,482
Issuance of common stock – RSU’s vested	230	—	(5,225)	—	—	—	—	(5,225)
Excess tax benefit on employee share-based compensation	—	—	5,670	—	—	—	—	5,670
Repurchase of common stock	(1,348)	—	—	—	—	(54,455)	—	(54,455)
Retirement of treasury stock	—	(1)	(12,368)	—	(62,575)	74,944	—	—
Share-based compensation	—	—	10,936	—	—	—	—	10,936
Acquisition of noncontrolling interest	—	—	3,577	—	—	—	(4,177)	(600)
Other comprehensive loss	—	—	—	(24)	—	—	—	(24)
Dividends on common stock	—	—	—	—	(9,249)	—	—	(9,249)
Net income (loss) for the period		—	—	—	53,650	—	(2,011)	51,639
Balance, September 30, 2014	36,179	$36	$252,127	$(112)	$17,786	$—	$—	$269,837

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$51,639	$61,187
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	38,056	33,936
Other depreciation and amortization	33,516	26,070
Addition to loss reserves	3,000	2,510
Provision (recoveries) for doubtful receivables	3,010	(1)
Deferred taxes	8,361	5,632
Share-based compensation	10,936	9,763
Gain on sale of assets	(258)	(3,786)
Write off of fixed assets and other	(3,057)	386
Changes in operating assets and liabilities:
Increase in receivables	(11,339)	(15,135)
Increase in inventory	(287)	(524)
Payment of signing bonuses, net	(27,647)	(19,546)
Increase in capitalized customer acquisition costs	(18,349)	(15,676)
Decrease (increase) in prepaid expenses	132	(2,361)
Increase in current tax assets	(2,957)	(1,515)
Increase in deposits and other assets	(103)	(296)
Excess tax benefits on employee share-based compensation	(5,670)	(8,382)
Increase in reserve for unrecognized tax benefits	1,136	1,198
Increase in due to sponsor banks	22,074	5,048
Decrease in accounts payable	(12,509)	(1,830)
(Decrease) increase in unearned revenue	(2,414)	3,820
Decrease in accrued expenses and other liabilities	(12,304)	(4,856)
(Decrease) increase in processing liabilities	(29,016)	10,310
Payouts of accrued buyout liability	(9,621)	(11,842)
Increase in accrued buyout liability	15,199	13,294
Net cash provided by operating activities	51,528	87,404
Cash flows from investing activities
Purchase of investments	(31,017)	(5,241)
Sales of investments	17,215	—
Maturities of investments	—	1,430
Decrease in funds held for customers	18,849	19,519
Decrease in customer fund deposits	(5,064)	(19,510)
Proceeds from sale of business	—	19,343
Acquisitions of businesses, net of cash acquired	(355,066)	(15,182)
Capital expenditures	(39,140)	(36,929)
Net cash used in investing activities	(394,223)	(36,570)
Cash flows from financing activities
Proceeds from borrowings, net	436,392	9,000
Principal payments on borrowings	(17,500)	(15,000)
Proceeds from exercise of stock options	4,482	10,725
Excess tax benefits on employee share-based compensation	5,670	8,382
Repurchases of common stock	(54,455)	(39,632)
Dividends paid on common stock	(9,249)	(7,735)
Net cash provided by (used in) financing activities	365,340	(34,260)

Net increase in cash	22,645	16,574
Effect of exchange rates on cash	—	1
Cash at beginning of year	71,932	50,581
Cash at end of period	$94,577	$67,156

Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,559	$3,173
Income taxes	28,038	28,917
See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Operations
Basis of Financial Statement Presentation— The accompanying condensed consolidated financial statements include those of Heartland Payment Systems, Inc. (the "Company," “we,” “us,” or “our”) and its wholly-owned subsidiaries, Heartland Ovation Payroll, Inc. (“Ovation”), Heartland Payment Solutions, Heartland Acquisition LLC (“Network Services”), TouchNet Information Systems, Inc. (“TouchNet”) as of September 4, 2014, Leaf Acquisition, LLC ("Leaf") as of September 11, 2013, and until January 31, 2013, its previously 70% owned subsidiary Collective POS Solutions Ltd. (“CPOS”).

The Company entered into an agreement during the fourth quarter of 2012 to sell CPOS. The transaction was settled on January 31, 2013 and the Company recorded a gain on the sale in the first quarter of 2013. The Company presents CPOS as a discontinued operation in the accompanying condensed consolidated financial statements. See Note 15, Discontinued Operations for more detail.

On August 6, 2014, the Company entered into a Stock Purchase Agreement with the noncontrolling shareholders of Leaf under which it acquired all shares of Leaf common stock held by the noncontrolling shareholders. Prior to August 6, 2014, the Company owned 66.67% of the outstanding capital stock of Leaf. As a result of this transaction, Leaf became a wholly-owned subsidiary of the Company. Also as a result of this transaction, the Company was released from any liabilities to the noncontrolling shareholders including a contingent earn-out liability that was provided to those noncontrolling shareholders under the original partial acquisition. See Note 2, Summary of Significant Accounting Policies, Other Income (Expense) for more detail.

On July 29, 2014, the Company and TouchNet, entered into an Agreement and Plan of Merger (the “Agreement”), under which the Company would acquire all of the shares of common stock of TouchNet (the "Acquisition”) for a cash payment of $375 million plus or minus the net working capital of TouchNet on the closing date. The Acquisition closed as of September 4, 2014. TouchNet is an integrated commerce solutions provider to higher-education institutions. TouchNet became a part of the Company's Campus Solutions business segment. See Note 3, Acquisitions for further detail on this acquisition.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company's management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company's financial position at September 30, 2014, and its results of operations, changes in equity and cash flows for the nine months ended September 30, 2014 and 2013. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013. The December 31, 2013 Condensed Consolidated Balance Sheet was derived from the audited 2013 consolidated financial statements.

Out of Period Adjustments—In the second quarter of 2014, the Company recorded out-of-period adjustments decreasing its revenue and increasing bad debt expense (included in Processing and Servicing in its Condensed Consolidated Statements of Income) by $1.4 million and $0.9 million, respectively. These adjustments related to immaterial errors that originated in the prior year in our Heartland School Solutions business. These adjustments included revenue which was incorrectly recorded in prior periods and a reassessment of the collectability of certain customer accounts receivable. These out-of-period adjustments reduced earnings before income taxes and net income in the nine months ended September 30, 2014 by $2.3 million and $1.4 million, respectively, and reduced diluted earnings per share by $0.04. The Company considered existing guidance in evaluating whether a restatement of prior financial statements was required as a result of these misstatements. The guidance requires corrections of errors to be recorded by restatement of prior periods, if material. The Company has quantitatively and qualitatively assessed the materiality of the errors and concluded that the errors were not material to its earnings for the year ended December 31, 2013 and to its forecast of earnings for the year ending December 31, 2014, and accordingly, no restatement of prior period financial statements was warranted.

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

•
Payment processing, integrated commerce solutions, higher education loan services and open- and closed-loop payment solutions to colleges and universities throughout the United States and Canada provided by Campus Solutions, and

•
Prepaid Card and Other including stored-value card solutions throughout the United States and Canada provided by Micropayments, and marketing solutions including loyalty and gift cards throughout the United States, provided through Heartland Marketing Solutions.

Over 74% of the Company's revenue is derived from processing and settling bankcard transactions, primarily related to the Visa and MasterCard networks, for its merchant customers. Because the Company is not a ''member bank'' as defined by Visa and MasterCard, in order to process and settle these bankcard transactions for its merchants, the Company has entered into sponsorship agreements with member banks. Visa and MasterCard rules restrict the Company from performing funds settlement or accessing merchant settlement funds and require that these funds be in the possession of the member bank until the merchant is funded. A sponsorship agreement with a member bank permits the Company to route Visa and MasterCard bankcard transactions under the member bank's control and identification numbers to clear credit and signature debit bankcard transactions through Visa and MasterCard. A sponsorship agreement also enables the Company to settle funds between cardholders and merchants by delivering funding files to the member bank, which in turn transfers settlement funds to the merchants' bank accounts. These restrictions place the settlement assets and obligations under the control of the member bank.
The sponsorship agreements with the member banks require, among other things, that the Company abide by the bylaws and regulations of the Visa and MasterCard networks, and certain sponsor banks require a cash balance in a deposit account. If the Company were to breach a sponsorship agreement and under certain other circumstances, the sponsor banks may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative sponsor bank. The Company is generally dependent on its sponsor banks, Visa and MasterCard for notification of any compliance breaches. As of September 30, 2014, the Company has not been notified of any such issues by its sponsor banks, Visa or MasterCard.

At September 30, 2014, the Company is party to three bank sponsorship agreements.

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

•
In November 2009, the Company entered into a sponsorship agreement with The Bancorp Bank ("TBB") to sponsor processing for the Company's Network Services merchants. The agreement with TBB expires in February 2015 and will automatically renew for successive one-year periods unless either party provides six months written notice of non-renewal to the other party. As of September 30, 2014, neither party has provided written notice of non-renewal of the sponsorship agreement.

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

The following is a breakout of the Company’s total Visa and MasterCard settled card processing volume for the month ending September 30, 2014 by percentage processed under its individual bank sponsorship agreements:

Sponsor Bank	% of September 2014 Bankcard Processing Volume
Wells Fargo Bank, N.A.	64%
The Bancorp Bank	24%
Barclays Bank Delaware	12%

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

Under a prior sales and servicing program agreement with American Express Travel Related Services Company, Inc.
("American Express") the Company: (a) provided solicitation services by signing new-to-American Express merchants directly with American Express; (b) provided transactional support services on behalf of American Express to the Company's American
Express accepting merchants; and (c) provided processing, settlement, customer support and reporting to merchants, similar to the services provided for the merchants' Visa, MasterCard and Discover transactions. In May 2014, the Company began offering a new American Express Card Acceptance Program (referred to as "OptBlue") to new merchants and existing merchants who previously were not American Express accepting merchants. The Company converted a majority of its existing merchants who were processing under the prior sales and servicing agreement with American Express to OptBlue during the third quarter of 2014.  As a participant in OptBlue the Company will acquire, contract, and establish pricing, as well as provide customer service to merchants, similar to the transaction processing services the Company provides through Discover, Visa and MasterCard.

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
Cash and Cash Equivalents— At September 30, 2014, cash included approximately $16.3 million of processing-related cash in transit and collateral, compared to approximately $32.1 million of processing-related cash in transit and collateral at December 31, 2013. Processing-related cash in transit and collateral includes funds in transit associated with timing differences arising between the amounts the Company's sponsor banks receive from the bankcard networks and the amounts funded by the Company’s merchants. Processing-related cash in transit and collateral also includes merchant deposits, collateral deposits, and funds in transit relating to timing differences for the Company's non-card payment processing businesses.
Receivables— The Company's primary receivables are from its bankcard processing merchants. In addition to receivables for transaction fees the Company charges its merchants for processing transactions, these receivables include amounts resulting from the Company's practice of advancing interchange fees to most of its SME merchants during the month

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

and collecting those fees at the beginning of the following month. The Company does not advance interchange fees to its Network Services merchants. Network Services merchants are invoiced monthly, on payment terms of 30 days net from date of invoicing. Receivables from merchants also include receivables from the sale of point of sale terminal equipment.
The timing for presentment of transaction funding files to the bankcard networks results in the Company's sponsor banks receiving settlement cash one day before payment is made to merchants, thereby increasing funding obligations to its SME merchants, which are carried in processing liabilities. The Company funds interchange advances/receivables to SME merchants first from this settlement cash received from bankcard networks, then from the Company's available cash or by incurring a liability to its sponsor banks. The Company did not fund any merchant advances from available cash at September 30, 2014 and December 31, 2013. The amount due to sponsor banks for funding merchant advances was $36.8 million at September 30, 2014 and $17.8 million at December 31, 2013. The Company pays its sponsor banks the prime rate on these payables. The liability to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants.

Receivables also include amounts due from Discover and American Express for merchant bankcard transactions. These amounts are recovered the next business day following the date of processing the transaction.

Receivables also include amounts resulting from the sale, installation, training and repair of payment system hardware and software for Campus Solutions, Heartland School Solutions and Prepaid Card and Other. These receivables are mostly invoiced on terms of 30 days net from date of invoicing.

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

Investments and Funds Held for Customers— Investments, including those carried on the Condensed Consolidated Balance Sheets as Funds held for customers, consist primarily of equity investments, bond funds, tax-exempt bonds and certificates of deposit. Funds held for customers also include overnight bank deposits. The majority of investments carried in Funds held for customers are available-for-sale and recorded at fair value based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. In the event of a sale, cost is determined on a specific identification basis. At September 30, 2014, funds held for customers included cash and cash equivalents of $100.9 million and investments available for sale of $21.4 million.

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

Management evaluates the capitalized customer acquisition costs for impairment on an annual basis by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of September 30, 2014.

Unearned revenue— Unearned revenue of $42.7 million and $18.2 million at September 30, 2014 and December 31, 2013, respectively, is primarily related to the Company's Heartland School Solutions and Campus Solutions businesses for both periods, and its Payroll business for December 31, 2013. Included in the Campus Solutions business is unearned revenue from TouchNet, which the Company acquired on September 4, 2014. The Company added $26.1 million of unearned revenue as part of that acquisition. Unearned revenue is derived primarily from the sale and subscription of e-commerce solutions and integration to host computer systems as well as from support and maintenance contracts and professional services. Unearned revenue represents contractual obligations of the Company to provide software, services and support to customers in the future.

Accrued Expenses and Other Liabilities— Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets include the allocation of purchase price to an unfavorable contract of $2.0 million and $3.4 million at September 30, 2014 and December 31, 2013, respectively, associated with the September 30, 2011 acquisition of School-Link Technologies, Inc in the Company's Heartland School Solutions business. During the nine months ended September 30, 2014 and 2013, the Company amortized $1.4 million and $1.5 million, respectively, of this accrued liability against the cash processing costs paid under that contract. During the nine months ended September 30, 2013, the Company recorded an adjustment to the carrying value of this unfavorable processing contract of $1.6 million to adjust the liability to reflect the latest estimate of the expected cash processing costs to be paid over the remainder of the contract. The amortization for the nine months ended September 30, 2014 and 2013 and adjustment to the carrying value were included in cost of services in our Condensed Consolidated Statements of Income.

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Relationship Managers and sales managers earn portfolio equity on their newly installed payroll and loyalty marketing merchant accounts based on the residual commissions they earn on those accounts. The accrued buyout liability and deferred acquisition cost asset are accrued in the same manner as the SME merchant portfolio equity.

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

Revenue— The Company classifies its revenues into five categories: (i) Card Payment Processing, (ii) Heartland School Solutions, (iii) Heartland Ovation Payroll, (iv) Campus Solutions and (v) Prepaid Card and Other. The Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. The Company also evaluates its contractual arrangements for indications that multiple element arrangements may exist including instances where more-than-incidental software deliverables are included. The following revenue recognition policies define the manner in which the Company accounts for sales transactions by revenue category.
Card Payment Processing revenue primarily consists of discount, per-transaction and periodic (primarily monthly) fees from the processing of Visa, MasterCard, American Express and Discover transactions for SME merchants and per-transaction fees for the authorization and settlement of transactions for Network Services merchants. Also included in this category are American Express servicing fees, merchant service fees, fees for processing chargebacks, termination fees on terminated contracts and fees from selling, renting and deploying point-of-sale devices. Interchange fees, which are the Company’s most significant expense, are set by the card networks and paid to the card issuing banks. For the majority of SME card processing revenue, the Company does not offset processing revenues and interchange fees because its business practice is to advance the interchange fees to most SME merchants when settling their daily transactions (thus paying the full amount of the transaction to the merchant), and then to collect the full discount fees from merchants on the first business day of the next month. The Company has merchant portability, credit risk, and the ultimate responsibility to the merchant and, as such, revenue is reported at the time of settlement on a gross basis. Payment processing services are transaction based and priced either as a fixed fee per transaction or as a percentage of the transaction value. The fees are charged for the processing services provided and do not include the gross sales price paid by the ultimate buyer to the merchant. For SME merchants to whom the Company does not advance interchange, it records card processing revenues net of interchange fees. As Network Services does not advance interchange fees to its merchants, the Company records its card processing revenues net of interchange fees. The company records Card Payment Processing revenue at the time services are provided and at the time of shipment as it relates to deployment of point-of-sale devices.
Heartland Ovation Payroll revenue includes fees charged for payroll processing services, including check printing, direct deposit, related federal, state and local tax deposits and providing accounting documentation and interest income earned on funds held for customers. Revenues are recorded at the time service is provided.
Heartland School Solutions’ revenues include fees from sales and maintenance of cafeteria point-of-sale solutions and associated payment solutions, including online prepayment solutions, back office management and hardware and technical support.
Campus Solutions revenue includes fees associated with providing integrated commerce solutions to support administrative services for higher education, as well as, student loan payment processing, delinquency and default services, refund management, tuition payment plans, electronic billing and payment, tax document services and business outsourcing. Campus Solutions revenue also includes fees from the sale and maintenance of open- and closed-loop payment hardware and software solutions for college or university campuses to process small value electronic transactions.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Both Campus Solutions and Heartland School Solutions have arrangements that contain multiple elements, such as hardware, software products, including perpetual licenses and Software-as-a-Service (“SaaS”) services, maintenance, and professional installation and training services. The Company allocates revenue to each element based on the selling price hierarchy. The selling price for a deliverable is based on vendor specific objective evidence (“VSOE”) of selling price, if available, or estimated selling price (“ESP”) if VSOE of selling price is not available. The Company establishes ESP, based on management judgment, considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. In arrangements with multiple elements, the Company determines allocation of the transaction price at inception of the arrangement based on the relative selling price of each unit of accounting.
In multiple element arrangements where more-than-incidental software deliverables are included, the Company has applied the residual method to determine the amount of software license revenues to be recognized pursuant to ASC 985-605. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration recognized upon delivery of the software license or services arrangement. The Company allocates the fair value of each element of a software related multiple-element arrangement based upon its fair value as determined by VSOE, with any remaining amount allocated to the software license. If evidence of the fair value cannot be established for the undelivered elements of a software arrangement then the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established. The Company recognizes software revenue over the subscription or contract term and maintenance revenue over the maintenance period.
Prepaid Card and Other revenues include Micropayments’ fees from selling hardware and software for unattended online wireless credit card based payment systems, and unattended value top up systems for off-line closed-loop smart (chip) card based payment systems. Also included in this category are Heartland Marketing Solutions fees from selling mobile and card-based marketing services, gift cards and rewards services. Revenues are recorded at the time of shipment or at the time services are provided.
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

As a result of the Stock Purchase Agreement that the Company entered into on August 6, 2014 with the noncontrolling shareholders of Leaf, the Company was released from a contingent earn-out liability to those noncontrolling shareholders and recognized a pre- and after-tax gain of $3.6 million in the three and nine months ended September 30, 2014. The non-cash impact of the gain associated with the release of the contingent earn-out liability is recorded in "Other, net" in the condensed consolidated statements of income and "Write-off of fixed assets and other" in the condensed consolidated statement of cash flows.

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The provision for income taxes for the three and nine months ended September 30, 2014 and 2013 and the resulting effective tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Provision for income taxes	$11,727	$11,857	$34,579	$34,039
Effective tax rate	36.8%	35.1%	40.1%	37.3%

The effective tax rate for the three months ended September 30, 2013 benefited from the recognition of research and development credits. On January 2, 2013, the American Taxpayer Relief Act of 2012 ("ATR Act") was enacted which included an extension of the federal research and development credit retroactively to 2012 and prospectively through 2013. The Company recognized the effects of the research and development credits in the three months ended September 30, 2013 in conjunction with filing our 2012 tax return.

The increase in the Company's effective tax rate for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, reflects the impact of providing a valuation allowance against deferred tax assets resulting from operating losses recorded by Leaf during our 66.67% ownership period from January 1 to August 5, 2014. On August 6, 2014, the Company acquired all shares of Leaf common stock held by noncontrolling shareholders. As a result of this acquisition, the Company will utilize the losses generated by Leaf against consolidated taxable income for periods after August 5, 2014. See “Note 3, Acquisitions" for further details on our investments in Leaf. Additionally, the effective tax rate for the nine months ended September 30, 2014 benefited from the permanent non-taxable status of the gain recognized on the release of a contingent earn-out liability to the former noncontrolling shareholders of Leaf.

The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions, which have been deemed reasonable by management. However, if management's estimates are not representative of actual outcomes, the Company's results could be materially impacted. The Company does not expect any material changes to unrecognized tax benefits in the next twelve months. At September 30, 2014, the reserve for unrecognized tax benefits related to uncertain tax positions was $6.8 million, of which $4.4 million would, if recognized, impact the effective tax rate. At December 31, 2013, the reserve for unrecognized tax benefits related to uncertain tax positions was $5.6 million, of which $3.8 million would, if recognized, impact the effective tax rate.

Share–Based Compensation— In the fourth quarters of 2012 and 2013, the Company's Board of Directors approved grants of performance-based Restricted Share Units with grant-specific vesting and performance target terms as shown in the following table:

	Performance Awards by Grant Date
	4th Quarter 2012	4th Quarter 2013
RSU's Granted	60,507	115,223
Vesting during 2014	—	—
Vesting during 2015	50%	—
Vesting during 2016	50%	—
Vesting during 2017	—	50%
Vesting during 2018	—	50%
Grant Performance Target	(a)	(b)

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

Common Stock Repurchases— On November 2, 2012, the Company's Board of Directors authorized the repurchase of up to $50 million of the Company's outstanding common stock. These repurchases were completed during the second quarter of 2013. On May 8, 2013, the Company's Board of Directors authorized the repurchase of up to $75 million of the Company's outstanding common stock. These repurchases were completed during the second quarter of 2014. On May 8, 2014, the Company's Board of Directors authorized the repurchase of up to $75 million of the Company's outstanding common stock. As of September 30, 2014, the Company has not repurchased any shares under the May 8, 2014 authorization.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Repurchases under these programs were made through the open market in accordance with applicable laws and regulations. The Company intends to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including the Company's 2014 Revolving Credit Facility (as defined in Note 10 herein). The manner, timing and amount of repurchases, if any, will be determined by management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporation liquidity requirements. The repurchase program may be modified or discontinued at any time.

	November 2012	May 2013	May 2014	Total
Activity For the Nine Months Ended September 30, 2014
Shares repurchased	—	1,347,817	—	1,347,817
Cost of shares repurchased (in thousands)	—	$54,455	—	$54,455
Average cost per share	—	$40.40	—	$40.40
Remaining authorization (in thousands)	—	—	$75,000	$75,000

Activity For the Nine months Ended September 30, 2013
Shares repurchased	952,183	297,900	—	1,250,083
Cost of shares repurchased (in thousands)	$29,813	$10,407	—	$40,220
Average cost per share	$31.31	$34.93	—	$32.17

Activity For the Year Ended December 31, 2013
Shares repurchased	952,183	534,600	—	1,486,783
Cost of shares repurchased (in thousands)	$29,813	$20,488	—	$50,301
Average cost per share	$31.31	$38.32	—	$33.83

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

	September 30, 2014	December 31, 2013
	(In thousands)
Notional value	$17,500	$25,000
Fair value (a)	(187)	(411)
Deferred tax benefit	76	153
(a) Recorded as a liability in accrued expenses and other liabilities

Noncontrolling Interests— Noncontrolling interests represent noncontrolling shareholders' share of the equity and after-tax net loss of Leaf until the Company's August 6, 2014 acquisition of Leaf noncontrolling interests, and the after-tax net income of CPOS until it was sold in a transaction settled on January 31, 2013. See Note 15, Discontinued Operations for more detail on CPOS.
Noncontrolling shareholders' share of after-tax net loss of Leaf is included in Net income (loss) attributable to noncontrolling interests from continuing operations in the Condensed Consolidated Statements of Income for the three and nine

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

months ended September 30, 2014. On August 6, 2014, the Company entered into a Stock Purchase Agreement with the noncontrolling shareholders of Leaf under which it acquired all shares of Leaf common stock held by the noncontrolling shareholders. Prior to August 6, 2014, the Company owned 66.67% of the outstanding capital stock of Leaf. As a result of this transaction, Leaf became a wholly-owned subsidiary of the Company and there is no noncontrolling interest on the Consolidated Balance Sheet as of September 30, 2014. The minority stockholders’ interests included in noncontrolling interests in the December 31, 2013 Consolidated Balance Sheet was $6.2 million. This amount reflected the original investments by these minority stockholders' in Leaf, along with their proportionate share of Leaf's losses. Noncontrolling shareholders' share of after-tax net income of CPOS is included in Net income (loss) attributable to noncontrolling interests from discontinued operations in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2013.
Subsequent Events—The Company evaluated subsequent events with respect to the condensed consolidated financial statements as of and for the nine months ended September 30, 2014.
On October 31, 2014, the Company acquired the net assets of Xpient Solutions, LLC (“Xpient”) for a cash payment of $30.0 million plus net working capital. The purchase price was funded from a combination of operating cash and financing under the 2014 Revolving Credit Facility. Xpient provides Point-of-Sale software solutions to customers primarily in the food service industry.

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
In May 2014, the FASB issued guidance on revenue from contracts with customers, which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses in particular contracts with more than one performance obligation as well as the accounting for some costs to obtain or fulfill a contract with a customer and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. With respect to public entities, this update is effective for fiscal years, and interim periods within those years, beginning after

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

December 15, 2016 and early adoption is not permitted. The effect on the Company’s condensed consolidated financial statements is still being evaluated.
In August 2014, the FASB issued guidance on presentation of going concern financial statements which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments in this guidance are expected to reduce diversity in the timing and content of footnote disclosures. The amendments in this guidance are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The effect on the Company’s condensed consolidated financial statements is still being evaluated.

3. Acquisitions

2014 Acquisitions:

TouchNet Information Systems, Inc.
On September 4, 2014, the Company completed the acquisition of TouchNet, for a cash payment of $375 million, less a net working capital deficit, for all outstanding common shares. The purchase was funded primarily through a new five-year $375 million term loan. See Note 10, Credit Facilities for further details.

The transaction was accounted for under the purchase method of accounting. Beginning September 4, 2014, TouchNet's results of operations are included in the Company's results of operations. The fair values of the TouchNet assets acquired and liabilities assumed were estimated as of their acquisition date. The excess of the purchase price over the net assets and liabilities, approximately $222.1 million, was recorded as goodwill, which is expected to be deductible for income tax reporting. The fair values are preliminary, based on estimates, and may be adjusted as the Company analyzes what was known and knowable at the acquisition, including the finalization of valuations.  During the nine months ended September 30, 2014, acquisition-related costs of approximately $2.0 million for advisory, legal and regulatory costs incurred in connection with the TouchNet acquisition have been expensed in general and administrative expenses. For the quarter ended September 30, 2014 the Company recognized $4.3 million of revenue related to TouchNet operations since the September 4, 2014 acquisition.

The following table summarizes the preliminary purchase price allocation (in thousands):
Cash and cash equivalents	$38,342
Receivables, net	12,243
Inventory	66
Prepaid expenses	601
Property and equipment, net	3,360
Intangible assets, net	144,400
Goodwill	222,076
Total assets acquired	421,088
Accounts payable	6,002
Accrued expenses and other liabilities	2,871
Current portion of unearned revenue	24,014
Current tax liability	13,914
Long-term portion of unearned revenue	2,037
Net assets acquired	$372,250

The weighted average amortization life for the 2014 acquired finite lived intangible assets related to acquisition of TouchNet are as follows:
Weighted average amortization life
(In years)
Customer relationships	20.0
Trademark	5.0
Software	15.0
Non-compete agreements	5.0
Overall	18.1

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The following pro forma information shows the results of our operations for the three and nine months ended September 30, 2014 and 2013 as if the TouchNet acquisition had occurred on January 1, 2013. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. The pro forma information is also not intended to be a projection of future results due to the integration of the acquired business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Total revenues	$619,861	$574,540	$1,760,516	$1,646,605
Net income attributable to Heartland	19,205	21,754	55,538	59,524
Basic earnings per share	$0.53	$0.59	$1.53	$1.62
Diluted earnings per share	$0.52	$0.57	$1.49	$1.56

MCS Software
On April 1, 2014, the Company purchased the net assets of MCS Software for a $17.3 million cash payment. The cash purchase price was financed under the Company's Credit Facility and from operating cash flows. The acquisition further expands the Company's Heartland School Solutions business.

The transaction was accounted for under the purchase method of accounting. Beginning April 1, 2014, MCS Software's results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $11.1 million to goodwill, $6.4 million to intangible assets and $0.2 million to net tangible liabilities. The fair values of the MCS Software's assets acquired and liabilities assumed were estimated as of their acquisition date. The fair values are preliminary, based on estimates, and may be adjusted as the Company analyzes what was known and knowable at the acquisition, including the finalization of valuations. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Goodwill is expected to be deductible for income tax reporting.

The weighted average amortization life for the 2014 acquired finite lived intangible assets related to acquisition of MCS Software are as follows:
Weighted average amortization life
(In years)
Customer relationships	14.0
Software	4.6
Non-compete agreements	5.0
Overall	10.9

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The weighted average amortization life for the 2014 acquired finite lived intangible assets related to the acquisition of Liquor POS are as follows:
Weighted average amortization life
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

On August 6, 2014, the Company entered into a Stock Purchase Agreement with the noncontrolling shareholders of Leaf under which it acquired all shares of Leaf common stock held by the noncontrolling shareholders. As a result of this transaction, Leaf became a wholly-owned subsidiary of the Company. The Company accounted for this transaction as additional paid-in capital on the Condensed Consolidated Balance Sheet as of September 30, 2014.

The weighted average amortization life for the 2013 acquired finite lived intangible assets related to the acquisition of Leaf is as follows:
Weighted average amortization life
(In years)
Software	7.0
Patents	5.0
Overall	6.9

4. Receivables
A summary of receivables by major class was as follows at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(In thousands)
Accounts receivable from merchants and customers	$191,798	$172,147
Accounts receivable from bankcard networks	27,570	26,842
Accounts receivable from others	3,121	2,083
	222,489	201,072
Less allowance for doubtful accounts	(1,553)	(1,032)
Total receivables, net	$220,936	$200,040
Included in accounts receivable from others are amounts due from employees (predominantly salespersons) which were $1.8 million and $1.1 million at September 30, 2014 and December 31, 2013, respectively. Accounts receivable related to bankcard networks are primarily amounts due from Discover and American Express for merchant bankcard transactions.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

A summary of the activity in the allowance for doubtful accounts for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Beginning balance	$1,780	$915	$1,032	$1,438
Out-of-Period adjustment (a)	—	—	875	—
Additions (reductions) to allowance	1,007	186	2,135	(16)
Charges against allowance	(1,234)	(134)	(2,489)	(455)
Ending balance	$1,553	$967	$1,553	$967
(a) See Note 1, Organization and Operations for a discussion of an Out-of-Period Adjustment.

5. Funds Held for Customers and Investments
A summary of funds held for customers and investments, including the amortized cost, gross unrealized gains (losses) and estimated fair value for investments held to maturity and investments available-for-sale by major security type and class of security were as follows at September 30, 2014 and December 31, 2013:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
September 30, 2014
Funds Held for Customers
Conservative income bond fund - available for sale	$13,012	$—	$(3)	$13,009
Fixed income bonds - available for sale	8,442	1	—	8,443
Cash held for payroll customers	58,358	—	—	58,358
Cash held for Campus Solutions customers	42,501	—	—	42,501
Total funds held for customers	$122,313	$1	$(3)	$122,311

Investments:
Investments held to maturity - Certificates of deposit (a)	$33	$—	$—	$33
Total investments	$33	$—	$—	$33
(a) Certificate of deposit has a remaining term of 23 months.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2013
Funds Held for Customers
Conservative income bond fund - available for sale	$12,000	$10	$—	$12,010
Fixed income bond fund - available for sale	968	254	—	1,222
Cash held for payroll customers	88,376	—	—	88,376
Cash held for Campus Solutions customers	25,767	—	—	25,767
Total funds held for customers	$127,111	$264	$—	$127,375

Investments:
Investments held to maturity - Certificates of deposit	$33	$—	$—	$33
Total investments	$33	$—	$—	$33

Expected maturities of the Fixed income bond at September 30, 2014 are as follows:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Total	Less Than 1 Year	1 To 5 Years	5 To 10 Years
	(In thousands)
September 30, 2014
Funds Held for Customers
Fixed income bond - available for sale cost	$8,442	$936	$5,352	$2,154
Fixed income bond - available for sale estimated fair value	$8,443	$936	$5,351	$2,156
Also included in Investments on the Consolidated Balance Sheet are other investments, at cost. As of September 30, 2014 and December 31, 2013, other investments, at cost, include a $4.0 million investment in the equity of ATX Innovation, Inc. ("Tabbedout").

During the nine months ended September 30, 2014 and during the twelve months ended December 31, 2013, the Company did not experience any other-than-temporary losses on its investments.

During the nine months ended September 30, 2014, the Company sold available for sale securities for $17.2 million and realized a gain on this sale of $0.3 million which was recognized in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2014.

6. Capitalized Customer Acquisition Costs, Net
A summary of net capitalized customer acquisition costs as of September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Capitalized signing bonuses	$94,971	$86,886
Less accumulated amortization	(46,569)	(43,775)
	48,402	43,111
Capitalized customer deferred acquisition costs	52,321	45,241
Less accumulated amortization	(31,756)	(27,325)
	20,565	17,916
Capitalized customer acquisition costs, net	$68,967	$61,027
A summary of the activity in capitalized customer acquisition costs, net for the three and nine month periods ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$66,433	$56,148	$61,027	$56,425
Plus additions to:
Capitalized signing bonuses, net	9,468	7,466	27,647	19,546
Capitalized customer deferred acquisition costs	6,192	5,555	18,349	15,676
	15,660	13,021	45,996	35,222
Less amortization expense on:
Capitalized signing bonuses, net	(7,703)	(6,852)	(22,357)	(20,747)
Capitalized customer deferred acquisition costs	(5,423)	(4,606)	(15,699)	(13,189)
	(13,126)	(11,458)	(38,056)	(33,936)
Balance at end of period	$68,967	$57,711	$68,967	$57,711
Net signing bonus adjustments from estimated amounts to actual were $(0.7) million and $(1.0) million, respectively, for the three months ended September 30, 2014 and 2013, and $(2.8) million and $(2.9) million, respectively, for the nine months ended September 30, 2014 and 2013. Net signing bonus adjustments are netted against additions in the table above.

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

Fully amortized signing bonuses of $6.9 million and $6.4 million were written off during the three month periods ended September 30, 2014 and 2013, respectively, and $19.4 million and $19.1 million respectively, were written off during the nine month periods ended September 30, 2014 and 2013. In addition, fully amortized customer deferred acquisition costs of $3.9 million and $3.3 million, respectively, were written off during the three months ended September 30, 2014 and 2013, and $11.3 million and $9.9 million, respectively, were written off during the nine months ended September 30, 2014 and 2013.

The Company believes that no impairment of capitalized customer acquisition costs has occurred as of September 30, 2014 and December 31, 2013.

7. Intangible Assets and Goodwill
Intangible Assets — Intangible assets consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Assets
	(In thousands)
Finite Lived Assets:
Customer relationships	$155,925	$19,041	$136,884	6 to 20 years—proportional cash flow
Merchant portfolio	4,214	3,053	1,161	7 years—proportional cash flow
Software	60,376	13,087	47,289	1 to 15 years—straight line
Non-compete agreements	5,806	2,558	3,248	5 years—straight line
Other	5,401	193	5,208	5 to 7 years—straight line
	$231,722	$37,932	$193,790

	December 31, 2013			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Assets
	(In thousands)
Finite Lived Assets:
Customer relationships	$49,814	$14,107	$35,707	3 to 18 years—proportional cash flow
Merchant portfolio	4,095	2,703	1,392	7 years—proportional cash flow
Software	20,750	10,934	9,816	2 to 5 years—straight line
Non-compete agreements	4,489	1,880	2,609	3 to 5 years—straight line
Other	385	52	333	2 to 9 years—straight line
	$79,533	$29,676	$49,857
Amortization expense related to the intangible assets was $3.4 million and $2.2 million, respectively, for the three months ended September 30, 2014 and 2013 and $8.3 million and $6.7 million for the nine months ended September 30, 2014 and 2013, respectively. The estimated remaining amortization expense related to intangible assets in twelve month increments is as follows:

For the Twelve Months Ending September 30,
(In thousands)
2015	$18,498
2016	17,218
2017	15,949
2018	13,875
2019	12,790
Thereafter	115,460
$193,790

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Goodwill — The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2014 and 2013 were as follows:
	Card	Heartland Ovation Payroll	Heartland School Solutions	Campus Solutions	Other	Total
Balance at January 1, 2013	$43,701	$30,831	$53,350	$33,679	$6,501	$168,062
Goodwill acquired during the period	20,619	—	—	—	—	20,619
Other (a)	—	524	—	1,967	—	2,491
Balance at September 30, 2013	64,320	31,355	53,350	35,646	6,501	191,172

Balance at January 1, 2014	64,320	31,018	53,350	35,789	6,501	190,978
Goodwill acquired during the period	2,247	—	13,592	222,076	—	237,915
Other (a)	(2,130)	—	(2,493)	—	—	(4,623)
Balance at September 30, 2014	$64,437	$31,018	$64,449	$257,865	$6,501	$424,270
(a) Reflects adjustments to allocations of purchase price.

Percentage of total reportable segments' assets that were goodwill as of September 30, 2014 and 2013 is as follows:
	Percent of Goodwill to Reportable Segments' Total Assets
	September 30, 2014	September 30, 2013
Card	10.9%	11.9%
Heartland Ovation Payroll	23.3%	21.0%
Heartland School Solutions	70.3%	65.4%
Campus Solutions	51.4%	49.4%
Other	32.2%	39.7%

8. Processing Liabilities
Processing liabilities result primarily from the Company's card processing activities and include merchant deposits maintained to offset potential liabilities arising from merchant chargebacks. A summary of processing liabilities and loss reserves was as follows at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(In thousands)
Merchant bankcard processing	$97,094	$121,143
Merchant deposits	6,130	8,223
Loss reserves	1,632	1,505
	$104,856	$130,871

In addition to the merchant deposits listed above, the Company held letters of credit related to merchant card payment processing totaling $250,000 at September 30, 2014 and $260,000 at December 31, 2013.

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

The Company typically receives chargebacks from the card networks within four months after the later of (1) the date the transaction is processed, or (2) the delivery of the product or service to the cardholder. As the majority of the Company's SME merchant transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company's exposure to chargebacks is the last four months' processing volume on the SME portfolio, which was $28.5 billion and $24.4 billion for the four months ended September 30, 2014 and December 31, 2013, respectively. However, for the four months ended September 30, 2014 and December 31, 2013, the Company was presented with $13.7 million and $11.7 million, respectively, in chargebacks by issuing banks. In the nine months ended September 30, 2014 and 2013, the Company incurred merchant credit losses of $2.5 million and $2.4 million, respectively, on total SME card processing volumes processed of $60.1 billion and $56.2 billion, respectively. These credit losses are included in processing and servicing costs in the Company's Condensed Consolidated Statements of Income and Comprehensive Income.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company's SME merchants. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its Condensed Consolidated Balance Sheets, amounting to $1.6 million at September 30, 2014 and $1.5 million at December 31, 2013. This reserve is determined by performing an analysis of the Company's historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Beginning balance	$1,762	$1,955	$1,505	$1,955
Additions to reserve	943	1,228	3,000	2,461
Charges against reserve (a)	(1,073)	(1,228)	(2,873)	(2,461)
Ending balance	$1,632	$1,955	$1,632	$1,955
(a) Included in these amounts are Heartland Ovation Payroll segment losses of $179,000 and $13,000, respectively, for the three months ended September 30, 2014 and 2013, and $376,000 and $88,000, respectively, for the nine months ended September 30, 2014 and 2013.

9. Accrued Buyout Liability
A summary of the accrued buyout liability was as follows as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(In thousands)
Vested Relationship Managers and sales managers	$43,178	$38,082
Unvested Relationship Managers and sales managers	1,779	1,297
	44,957	39,379
Less current portion	(14,457)	(13,943)
Long-term portion of accrued buyout liability	$30,500	$25,436
In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.2 million and $0.1 million at September 30, 2014 and December 31, 2013, respectively.
A summary of the activity in the accrued buyout liability for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Beginning balance	$41,268	$33,319	$39,379	$35,410
Increase in settlement obligation, net	5,354	4,935	15,199	13,294
Buyouts	(1,665)	(1,392)	(9,621)	(11,842)
Ending balance	$44,957	$36,862	$44,957	$36,862

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

10. Credit Facilities

On September 4, 2014, the Company entered into an amended and restated senior secured credit facility (the "2014 Credit Agreement") with Bank of America, N.A., as administrative agent, and certain lenders who are a party to the 2014 Credit Agreement. This 2014 Credit Agreement replaces the Company's October 2013 Credit Agreement (the "2013 Credit Agreement”). Credit extended under the 2014 Credit Agreement is guaranteed by the Company's subsidiaries and is secured by substantially all of the Company's assets and the assets of the Company's subsidiaries.

The 2014 Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $400 million (the “2014 Revolving Credit Facility”) and a term loan in an aggregate principal amount of $375 million (the “2014 Term Credit Facility”). The 2014 Revolving Credit Facility includes up to $35 million that may be used for the issuance of letters of credit and up to $35 million that is available for swing line loans. All principal and interest not previously paid on the 2014 Revolving Credit Facility will mature and be due and payable on September 4, 2019. The 2014 Term Credit Facility amortizes on a quarterly basis as follows, with the remaining principal balance due on September 4, 2019: (i) 5% of the initial 2014 Term Credit Facility to be payable in each of the first three years, (ii) 7.5% of the initial 2014 Term Credit Facility to be payable in the fourth year and (iii) 10% of the initial 2014 Term Credit Facility to be payable in the fifth year. The 2014 Term Credit Facility is also subject to mandatory prepayment from the net cash proceeds of certain asset dispositions, casualty or condemnation events, issuance of indebtedness and extraordinary receipts. Subject to the terms and conditions of the 2014 Credit Agreement, without the consent of the then existing lenders (but subject to the receipt of commitments), the 2014 Revolving Credit Facility may be increased and new incremental term loans may be issued in an aggregate principal amount of up to $150 million for all such increases under the 2014 Revolving Credit Facility and new term loans, subject to certain minimum threshold amounts.
On September 4, 2014, the Company borrowed $375 million under the 2014 Term Credit Facility and used that amount to fund the TouchNet Acquisition (See Note 3, Acquisitions). At September 30, 2014, the Company had $375 million outstanding under the 2014 Term Credit Facility.

The 2014 Credit Agreement contains covenants which include: maintenance of certain leverage and fixed charge coverage ratios; limitations on the Company's indebtedness, liens on the Company's properties and assets, investments in, and loans to other business units, the Company's ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to certain Company subsidiaries. The Company was in compliance with these covenants as of September 30, 2014 and December 31, 2013.

On October 23, 2013, the date the Company closed the 2013 Credit Agreement, it drew down $150.0 million on its revolving credit facility under the 2013 Credit Agreement and used those proceeds to repay borrowings then outstanding; $55.0 million outstanding under a term loan and $91.0 million outstanding under a revolving credit facility. At September 30, 2014 the Company had $197.5 million outstanding under its 2014 Revolving Credit Facility and at December 31, 2013, the Company had $150.0 million outstanding under the 2013 Credit Agreement revolving credit facility.

Under the terms of the 2014 Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1%, in each case plus a margin determined by the Company's current leverage ratio.

The weighted average interest rate at September 30, 2014 was 2.2%. Total fees and direct costs paid for the Company's credit facilities as of September 30, 2014 were $6.2 million, including $3.5 million paid on September 4, 2014. These costs are being amortized to interest expense over the life of the Credit Agreement.

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

Leases—The Company leases various office spaces and certain equipment under operating leases with remaining terms ranging up to 13 years. The majority of the office space lease agreements contain renewal options and generally require the Company to pay certain operating expenses.

Future minimum lease payments for all non-cancelable leases as of September 30, 2014 were as follows:

For the Twelve Months Ending September 30,	Operating Leases (a)
(In thousands)
2015	$14,007
2016	12,865
2017	7,754
2018	7,156
2019	6,126
Thereafter	26,015
Total future minimum lease payments	$73,923
(a) There were no material capital leases at September 30, 2014

Rent expense for leased facilities and equipment was $2.9 million and $2.7 million, respectively, for the three months ended September 30, 2014 and 2013, and $8.7 million and $7.5 million, respectively, for the nine months ended September 30, 2014 and 2013.

Commitments—Certain officers of the Company have entered into employee confidential information and non-competition agreements under which they are entitled to severance pay equal to their base salary and medical benefits for one year or two years depending on the officer and a pro-rated bonus in the event they are terminated by the Company other than for cause. The Company paid $0.6 million under one of these agreements in the nine months ended September 30, 2014.
The following table reflects the Company’s other significant contractual obligations, including leases from above, as of September 30, 2014:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$6,465	$5,465	$1,000	$—	$—
Telecommunications providers (b)	10,029	3,522	6,008	499	—
Facility and equipment leases	73,923	14,007	20,619	13,282	26,015
2014 Term Credit Facility	375,000	18,750	39,844	316,406	—
2014 Revolving Credit Facility (c)	197,500	—	—	197,500	—
	$662,917	$41,744	$67,471	$527,687	$26,015

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

(c)
Interest rates on the 2014 Revolving Credit Facility are variable in nature; however, the Company is party to fixed-pay amortizing interest rate swaps having a remaining notional amount of $17.5 million. If interest rates were to remain at the September 30, 2014 level, the Company would make interest payments of $0.4 million in the next 1 year and $0.1 million in the next 1 to 3 years or a total of $0.5 million including net settlements on the fixed-pay amortizing interest rate swaps. The 2014 Revolving Credit Facility is available on a revolving basis until September 4, 2019.

Unrecognized Tax Benefits. At September 30, 2014, the Company had gross tax-effected unrecognized tax benefits of approximately $6.8 million. As of September 30, 2014 the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

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

The Company has the following five reportable segments: (1) Card Payment Processing, which provides card payment processing and related services to our SME merchants and Network Services Merchants, (2) Heartland School Solutions, which provides school nutrition and point-of-sale solutions and associated payment solutions, (3) Heartland Ovation Payroll, which provides payroll processing and related tax filing services, (4) Campus Solutions, which provides payment processing, integrated commerce solutions, higher education loan services and open- and closed-loop payment solutions, and (5) Prepaid Card and Other. The Prepaid Card and Other segment consists of Prepaid Card, which provides prepaid card, stored-value card and loyalty and gift card marketing solutions and other miscellaneous income. The components of the Prepaid Card and Other segment do not meet the defined thresholds for being an individually reportable segment under applicable accounting guidance.
SME merchants and Network Services merchants are aggregated for financial reporting purposes in the Card Segment, as they both provide processing services related to bankcard transactions, exhibit similar economic characteristics, and share the same systems to provide services. Campus Solutions includes TouchNet and ECSI for financial reporting purposes because they provide similar commerce solutions, exhibit similar economic characteristics, and provide services to a similar college and university customer base, including some overlap.
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
At September 30, 2014 and 2013, 60% and 64%, respectively, of the Heartland Ovation Payroll's segment's total assets were funds that the Company holds as a fiduciary in its payroll processing services activities for payment to taxing authorities. At September 30, 2014 and 2013, 8% and 23%, respectively, of the Campus Solutions segment's total assets represent funds held for the Company's loan servicing customers related to payment processing services provided for federal student loan billing and processing that are payable to higher education institutions and other businesses. See Note 7, Intangible Assets and Goodwill for goodwill as a percentage of the reportable segments' total assets.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

A summary of the Company’s segments for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	(In thousands)
Card Payment Processing	$551,901	$519,783	$1,569,431	$1,489,804
Heartland School Solutions (a)	15,061	12,150	42,685	36,628
Heartland Ovation Payroll	12,170	10,578	37,978	33,648
Campus Solutions	14,400	8,556	36,883	27,853
Prepaid Card and Other	7,094	6,062	19,791	17,059
Total revenues	$600,626	$557,129	$1,706,768	$1,604,992

Depreciation and amortization
Card Payment Processing	$8,628	$6,918	$24,240	$20,015
Heartland School Solutions	1,282	785	2,665	1,854
Heartland Ovation Payroll	727	959	2,416	2,634
Campus Solutions	1,473	674	2,756	1,696
Prepaid Card and Other	388	433	1,157	1,259
Unallocated Corporate Administration Amounts	165	35	282	(1,421)
Total depreciation and amortization	$12,663	$9,804	$33,516	$26,037

Interest Income
Card Payment Processing	$33	$28	$95	$92
Campus Solutions	—	1	—	3
Total interest income	$33	$29	$95	$95

Interest Expense
Card Payment Processing	$1,453	$1,242	$3,761	$3,744
Campus Solutions	689	—	689	—
Prepaid Card and Other	—	1	—	5
Reconciling	—	—	—	(3)
Total interest expense	$2,142	$1,243	$4,450	$3,746

Net income (loss) from continuing operations
Card Payment Processing	$20,330	$23,926	$51,807	$59,289
Heartland School Solutions (a)	1,712	1,775	3,149	6,650
Heartland Ovation Payroll	1,032	357	4,490	1,904
Campus Solutions	2,019	544	4,918	2,069
Prepaid Card and Other	812	200	1,875	(45)
Unallocated Corporate Administration Amounts	(5,749)	(4,911)	(14,600)	(12,650)
Total net income from continuing operations	$20,156	$21,891	$51,639	$57,217

Assets	September 30, 2014	September 30, 2013
Card Payment Processing	$589,657	$540,098
Heartland School Solutions	91,703	81,547
Heartland Ovation Payroll	133,204	149,008
Campus Solutions	501,982	72,197
Prepaid Card and Other	20,218	16,363
Total assets	$1,336,764	$859,213
(a) See Note 1 Organization and Operations for a discussion of an Out-of-Period Adjustment recorded in the nine months ended September 30, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share)
Numerator:
Income from continuing operations attributable to Heartland	$20,458	$21,981	$53,650	$57,307
Income from discontinued operations attributable to Heartland	—	—	—	3,914
Net income attributable to Heartland	$20,458	$21,981	$53,650	$61,221

Denominator:
Basic weighted average shares outstanding	36,069	36,857	36,388	36,752
Effect of dilutive instruments:
Stock options and restricted stock units	781	1,163	861	1,327
Diluted weighted average shares outstanding	36,850	38,020	37,249	38,079

Basic earnings per share:
Income from continuing operations	$0.57	$0.60	$1.47	$1.56
Income from discontinued operations	—	—	—	0.11
Basic earnings per share	$0.57	$0.60	$1.47	$1.67

Diluted earnings per share:
Income from continuing operations	$0.56	$0.58	$1.44	$1.50
Income from discontinued operations	—	—	—	0.10
Diluted earnings per share	$0.56	$0.58	$1.44	$1.60

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
For the nine months ended September 30, 2014, there have been no transfers between Level 1 and Level 2 categories. The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2014 and at December 31, 2013:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

September 30, 2014		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments available for sale:
Conservative income bond fund (a)	$13,009	$13,009	$—	$—
Fixed income bond (a)	8,443	8,443	—	—
Total assets	$21,452	$21,452	$—	$—

Liabilities:
Interest rate swaps	$187	$—	$187	$—
Total liabilities	$187	$—	$187	$—

December 31, 2013		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments available for sale:
Conservative income bond fund (a)	$12,010	$12,010	$—	$—
Fixed income bond fund (a)	1,222	1,222	—	—
Total assets	$13,232	$13,232	$—	$—

Liabilities:
Interest rate swaps	$411	$—	$411	$—
Total liabilities	$411	$—	$411	$—
(a) amounts included in Funds held for customers on the Consolidated Balance Sheet
The following tables provide the assets and liabilities carried at fair value measured on a non-recurring basis as of September 30, 2014 and December 31, 2013:

September 30, 2014		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments held to maturity:
Certificates of deposit	$33	$—	$33	$—
Total assets	$33	$—	$33	$—

Liabilities:
2014 Term Credit Facility	$375,000	$—	$375,000	$—
2014 Prior Revolving Credit Facility	197,500	—	197,500	—
Total liabilities	$572,500	$—	$572,500	$—

December 31, 2013		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments held to maturity:
Certificates of deposit	$33	$—	$33	$—
Total assets	$33	$—	$33	$—

Liabilities:
Revolving Credit Facility	$150,000	$—	$150,000	$—
Total liabilities	$150,000	$—	$150,000	$—

The Company's liabilities include interest rate swaps that are measured at fair value using observable market inputs including the Company's credit risk and its counterparties' credit risks. Based on these inputs, the interest rate swaps are classified within Level 2 of the valuation hierarchy. Based on the Company's continued ability to enter into these swaps, the Company considers the markets for its fair value instruments to be active. The Company's liabilities as of September 30, 2014

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

and December 31, 2013 also include borrowings under its credit facilities and the carrying value of these liabilities approximates fair value.

The Company's financial instruments also include cash and cash equivalents and cash held for customers and their carrying values approximate fair value as of September 30, 2014 and December 31, 2013, because they bear interest at market rates and have maturities of less than 90 days at the time of purchase.

15. Discontinued Operations
In the fourth quarter of 2012, the Company along with the 30% noncontrolling shareholders of Collective Point of Sale Solutions, Ltd. ("CPOS") entered into an agreement to sell CPOS to a third party. CPOS was not a significant subsidiary and the Company will have no continuing involvement in its operations. After receiving regulatory approval, the transaction settled on January 31, 2013. The total sales price was $30.3 million cash including net working capital, of which the Company received $20.9 million for its 70% ownership in CPOS. The total gain recorded on the sale was $3.8 million, net of income taxes of $2.1 million. The following table shows the results of operations of CPOS for the three and nine months ended September 30, 2014 and 2013 which are included in the earnings from discontinued operations:

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

•
Payment processing, integrated commerce solutions, higher education loan services and open- and closed-loop payment solutions to colleges and universities throughout the United States and Canada provided by Campus Solutions, and

•
Prepaid Card and Other including stored-value card solutions throughout the United States and Canada provided by Micropayments, and marketing solutions including loyalty and gift cards throughout the United States, provided through Heartland Marketing Solutions.

Card Payment Processing
At September 30, 2014, we provided our card payment processing services to 170,589 active SME merchants located across the United States. This compares to 166,697 active SME bankcard merchants at December 31, 2013, and 169,034 active SME bankcard merchants at September 30, 2013. At September 30, 2014, we provided bankcard payment processing services to approximately 2,118 Network Service merchants with approximately 42,937 locations compared to approximately 813 merchants and 43,056 locations at September 30, 2013. According to The Nilson Report, in 2013 we were the 5th largest merchant acquirer in the United States ranked by transaction count and the 9th largest merchant acquirer by processed dollar volume, which consisted of Visa, MasterCard, and Discover signature debit cards, and Interlink, Maestro and other PIN-based debit cards, in addition to Visa, American Express, MasterCard, Discover, Diners Club, Union Pay, and JCB credit cards. These rankings represented 3.5 billion transactions and 3.0% of the total U.S. bankcard processing market, respectively.
We sold our interest in Collective POS Solutions ("CPOS") in a transaction settled on January 31, 2013. CPOS has historically represented an insignificant component of our financial position and results of operations. However, as further disclosed elsewhere in the notes to the condensed consolidated financial statements, we recognized a gain on the sale of CPOS in the first quarter of 2013. As a result, we presented CPOS as a discontinued operation for all periods presented.

Our total card processing volume for the three months ended September 30, 2014 was $29.6 billion, a 9.8% increase from the $27.0 billion processed during the three months ended September 30, 2013. Our total card processing volume for the nine months ended September 30, 2014 was $82.5 billion, a 6.5% increase from the $77.4 billion processed during the nine months ended September 30, 2013. Our SME card processing volume for the three and nine months ended September 30, 2014 was $21.6 billion and $60.1 billion, respectively, increases of 10.7% and 6.8%, respectively, over the three and nine months ended September 30, 2013, reflecting increases in same store sales growth and the addition of SME merchants whose processing volume exceeded that of merchants who attrited during the year. The increase in SME processing volume also reflects the impact of the new American Express Card Acceptance Program (referred to as "OptBlue" to new and existing merchants who previously were not American Express accepting merchants. The Company converted a majority of its existing merchants currently processing under the former sales and servicing agreement with American Express to OptBlue during the third quarter of 2014.

Our card processing volume for the three and nine months ended September 30, 2014 also includes $7.9 billion and $22.4 billion, respectively, of settled volume for Network Services merchants, compared to $7.4 billion and $21.1 billion, respectively, for the three and nine months ended September 30, 2013. Card processing volume for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
SME merchants	$21,648	$19,561	$60,056	$56,233
Network Services merchants	7,942	7,400	22,407	21,127
Canada (a)	—	—	—	59
Total bankcard processing volume (b)	$29,590	$26,961	$82,463	$77,419
(a) Canadian operations were discontinued as a result of the sale of CPOS in January of 2013.
(b) Card processing volume includes volume for credit and signature debit transactions.

Merchant attrition is expected in the card payment processing industry in the ordinary course of business. We experience attrition in merchant card processing volume resulting from several factors including business closures, transfers of merchants' accounts to our competitors and account closures that we initiate due to heightened credit risks. We measure SME processing volume attrition relative to all SME merchants that were processing with us in the same month a year earlier. During the three and nine months ended September 30, 2014, we experienced a 12.6% and 13.4%, respectively, average annualized attrition in our SME card processing volume. This is compared to attrition of 12.9% and 12.8% for the years ended December 31, 2013 and 2012, respectively.

In our SME business, we measure same store sales growth, or contraction, as the change in card processing volume for all card merchants that were processing with us in the same month a year earlier. During the three months ended September 30, 2014, same store sales grew 1.8% on average, compared to growth of 1.6% in the quarter ended September 30, 2013 and 2.0% growth on average in all of 2013. Same store sales growth or contraction results from the combination of the increasing or decreasing use by consumers of bankcards for the purchase of goods and services at the point of sale, and sales growth or contraction experienced by our retained SME merchants. Historically, our same store sales experience has tracked overall economic conditions, and this is the case for 2014. The following table compares our same store sales (contraction)/growth during 2014, 2013, and 2012:

Same Store Sales Growth	2014	2013	2012
First Quarter	(0.2)%	2.2%	3.4%
Second Quarter	2.4%	1.9%	2.2%
Third Quarter	1.8%	1.6%	1.8%
Fourth Quarter	—	2.4%	1.5%
Full Year	—	2.0%	2.2%
We measure the overall production of our sales force by new gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. We measure installed margin primarily for our SME card processing, payroll processing and loyalty and gift card marketing businesses. Our newly installed gross margin for the three and nine months ended September 30, 2014 increased 15.7% and 19.4%, respectively, from the gross margin we installed during the three and nine months ended September 30, 2013, respectively. We attribute this increase in newly installed gross margin to higher volumes and margins at newly installed merchants and improved individual productivity achieved by our salespersons as well as growth in the sales force since the second quarter of 2013. Our combined Relationship Managers, Territory Managers, and Senior Product Advisors ("SPA") count amounted to 902 and 990 at December 31, 2013 and September 30, 2014, respectively and 851 at the quarter ended September 30, 2013. We expect to drive increases in year-over-year installed margin in future periods primarily by increasing the number of SPAs and Relationship and Territory Managers.

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

In contrast to SME card processing revenues, revenues from our Network Services merchants are largely driven by the number of transactions we process (whether settled, or only authorized), not our processing volume, as the merchants which comprise Network Services' customer base pay on a per transaction basis for processing services. Additionally, we provide authorization, settlement and account servicing services on our front and back end systems for American Express transactions for larger merchants, and merchants signed to American Express by other processors. For those services we receive compensation from American Express on a per transaction basis. The number of transactions we processed for Network Services merchants and American Express for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Network Services Merchants:
Settled	297,876	256,060	807,892	730,763
Authorized	626,970	638,810	1,816,867	1,769,183
American Express (a)	985	8,201	16,747	23,979
Total	925,831	903,071	2,641,506	2,523,925
(a) Includes only those transactions not eligible for residual compensation

Our ability to manage our front-end authorization systems, HPS Exchange, VAPS and NWS, provides us greater control of the electronic transaction process, allows us to offer our merchants a differentiated product offering, and offers economies of scale that we expect will increase our long-term profitability. During the three months ended September 30, 2014 and 2013, approximately 95% and 93%, respectively, of our SME transactions were processed through HPS Exchange. All of our Network Services transactions were processed through VAPS or NWS.

We provide clearing, settlement and merchant accounting services through our own internally developed back-end processing system, Passport. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At both September 30, 2014 and 2013, substantially all of SME merchants were processing on Passport and all Network Services settled transactions were processed on Passport.

On October 31, 2014, we acquired the net assets of Xpient Solutions, LLC (“Xpient”) for a cash payment of $30.0 million plus net working capital. The purchase price was funded from a combination of operating cash and financing under the 2014 Revolving Credit Facility. Xpient provides Point-of-Sale software solutions to customers primarily in the food service industry. Xpient’s applications include back office and enterprise management; solutions that help efficiently take orders, manage labor, control inventory, support customer loyalty programs, and manage data. Xpient will become part of our Card Payment Processing business segment, which also includes our other Point-of-Sale investments.
Heartland School Solutions
We provide school nutrition, point-of-sale solutions, and associated payment solutions including online prepayment, to kindergarten through 12th grade ("K to 12") schools through-out the United States. At September 30, 2014, our Heartland School Solutions business provided services to over 34,000 public and private schools, as compared to over 29,000 public and private schools at December 31, 2013. Our Heartland School Solutions business has been built through a series of six acquisitions, including the April 2014 acquisition of MCS Software. This acquisition continues the expansion of our market-leading position in the K to 12 school nutrition and POS technology industry. Heartland School Solutions now serves over 34,000 K to 12 schools nationwide, representing a 35% share of the public schools in the U.S.

Heartland Ovation Payroll
We provide payroll processing services throughout the United States. On December 31, 2012, we acquired Ovation Payroll, Inc. ("Ovation") nearly doubling the customers in our existing payroll business. At September 30, 2014, we processed payroll for 25,492 customers, an increase of 9.1% from 23,360 payroll customers at September 30, 2013. In the nine months ended September 30, 2014 we installed 5,446 new payroll processing customers. We operate a comprehensive payroll management system, which we refer to as HOP (formerly PlusOne Payroll), that streamlines all aspects of the payroll process to enable time and cost savings. The HOP platform enables us to process payroll on a large scale and provide customizable solutions for businesses of all sizes. The acquisition of Ovation added scale to our HOP platform, leveraging operating costs, and also added management, a new sales approach including an affinity partner network and enhanced product and servicing capabilities.

Campus Solutions
Campus Solutions provides payment processing, integrated commerce solutions, higher education loan services and open- and closed-loop payment solutions to campuses throughout the United States and Canada.

We provide a suite of solutions to support administrative services for higher education including student loan payment processing, delinquency and default services, refund management, tuition payment plans, electronic billing and payment, tax document services, and business outsourcing. Our OneCard product enables personal identification, door access, cashless vending and laundry transactions, meal plans and cashless printing at campus facilities. Our innovative Give Something Back Network adds internet and phone accessible closed-loop debit card based financial services to the students, faculty, staff and local community merchants of an educational institution.
On September 4, 2014, we acquired TouchNet Information Systems, Inc. ("TouchNet"), an integrated commerce solutions provider to higher-education institutions. TouchNet became a part of our Campus Solutions business. See “—Liquidity and Capital Resources —Acquisitions” for additional information on this transaction. TouchNet added over 600 higher education clients serving over six million students which is nearly one-third of higher education enrollment in the United States.
As of September 30, 2014, we provide services to over 2,220 colleges and universities supporting approximately $16 billion in higher education payments, 23 million payment transactions, 1.5 million active student and student borrower loan/tuition accounts, five million tax documents annually and over $650 million in annual reimbursements.
Third Quarter of 2014 Financial Results
Our operating results for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, reflect a benefit of 10.5% year-over-year growth in net revenue, offset by increases in expenses across all categories. Our income from operations, which we also refer to as operating income, decreased $4.5 million to $30.4 million for the three months ended September 30, 2014, from $34.9 million for the three months ended September 30, 2013. Our Operating Margin, which we measure as operating income divided by net revenue, was 18.0% for the three months ended September 30, 2014, compared to 22.8% for the three months ended September 30, 2013. Operating income and Operating Margin decreased for the three months ended September 30, 2014 as a result of acquisition-related expenses, losses incurred by Leaf, which was acquired on September 11, 2013, and higher processing and servicing expenses and general and administrative expenses. Excluding the operating losses from Leaf, our Operating Margin for the three months ended September 30, 2014 was 19.6%, compared to 23.0% for the three months ended September 30, 2013.

For the three months ended September 30, 2014, we recorded net income attributable to Heartland of $20.5 million, or $0.56 per share, compared to $22.0 million, or $0.58 per share, for the three months ended September 30, 2013. Net income for the three months ended September 30, 2014 includes a pre- and after-tax gain of $3.6 million, or $0.10 per share, recognized as a result of our August 6, 2014 acquisition of all shares of Leaf common stock held by noncontrolling shareholders and the concurrent release from a contingent earn-out liability to those noncontrolling shareholders.

The following is a summary of our operating results for the three months ended September 30, 2014:

•
Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased $16.2 million, or 10.5%, from $153.2 million in the three months ended September 30, 2013 to $169.4 million in the three months ended September 30, 2014. The increase in net revenue was driven by growth in card processing net revenue from our SME merchants and increases in revenues across all other non-card payment processing businesses including Heartland School Solutions, Heartland Ovation Payroll, Campus Solutions and Prepaid Card (predominately related to an increase in net revenue relating to our Micropayments business). The growth in these non-card payment processing businesses was aided in part by the 2014 acquisition of TouchNet which added $4.3 million since its September 4, 2014 acquisition. See “—Liquidity and Capital Resources —Acquisitions” for further information on these acquisitions.

•
During the three months ended September 30, 2014, our SME processing volume increased 10.7% to $21.6 billion from $19.6 billion during the three months ended September 30, 2013. We earn percentage-based revenues on our SME processing volume. The year-over-year increase reflects same store sales growth and the addition of SME merchants whose processing volume and net revenue exceeded that of merchants who attrited in the same period. The increase in SME processing volume also reflects the conversion of new and existing merchants to OptBlue. We converted a majority of our existing merchants currently processing under the former sales and servicing agreement with American Express to OptBlue during the third quarter of 2014.

•
Our processing and servicing expenses increased $9.1 million, or 15.2%, from $60.2 million in the three months ended September 30, 2013, to $69.3 million in the three months ended September 30, 2014. The increase in processing and servicing expenses was due to increased costs associated with processing and servicing higher SME bankcard processing volume, increased sales compensation, partially due to the expenses associated with the conversion to the new American Express Card Acceptance Program, and increased cost of sales and servicing related to higher Heartland School Solutions, Heartland Ovation Payroll, Campus Solutions, and Prepaid Card revenues. The increase in processing and servicing expenses also reflects approximately $1.5 million of expenses which were classified as general and administrative expense in the prior year. As we continue to integrate our payroll businesses, this reclassification brings operating expenses in our legacy payroll business and Ovation business into alignment. Partially offsetting these increases was a decrease in service center costs.

•
Our general and administrative expenses increased 17.9%, or $7.5 million, from $41.9 million in the three months ended September 30, 2013 to $49.4 million in the three months ended September 30, 2014. General and administrative expenses in the three months ended September 30, 2013 included $0.7 million for our periodic sales and servicing organization summit which was held in October 2013. Excluding these summit expenses, our general and administrative expenses for the three months ended September 30, 2014 increased $8.2 million, or 19.7%, primarily due to a $6.6 million increase in personnel costs. The increase in personnel costs primarily reflects the September 2013 acquisition of Leaf, the April 2014 acquisition of MCS Software and the September 2014 acquisition of TouchNet, as well as other headcount increases. The remaining increase in general and administrative expenses resulted from our acquisitions, including $1.7 million of acquisition-related expenses for TouchNet. Partially offsetting these increases was a decrease due to the reclassification of $1.5 million of payroll related expenses from general and administrative to processing and servicing expense for our payroll business. General and administrative expenses as a percentage of net revenue for the three months ended September 30, 2014 was 29.2%, up from 27.3% for the three months ended September 30, 2013.

See “— Results of Operations — Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013” for a more detailed discussion of our third quarter financial results.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements are unaudited. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at September 30, 2014, our results of operations, our changes in equity and our cash flows for the nine months ended September 30, 2014 and 2013. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2014. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements included elsewhere in this report and in our 2013 Form 10-K.

Our critical accounting estimates and judgments have not changed materially from those reported in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Form 10-K.

Results of Operations
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
The following table shows certain income statement data as a percentage of net revenue for the periods indicated (in thousands of dollars):

	Three Months Ended September 30,	% of Net Revenue	Three Months Ended September 30,	% of Net Revenue	Change
	2014		2013		Amount	%
Net revenue:
Total revenues	$600,626		$557,129		$43,497	7.8%
Less: Interchange	373,372		350,734		22,638	6.5%
Less: Dues, assessments and fees	57,864		53,165		4,699	8.8%
Total net revenue	169,390	100.0%	153,230	100.0%	16,160	10.5%

Expenses
Processing and servicing	69,328	40.9%	60,195	39.3%	9,133	15.2%
Customer acquisition costs	12,289	7.3%	10,838	7.1%	1,451	13.4%
Depreciation and amortization	7,981	4.7%	5,454	3.6%	2,527	46.3%
General and administrative	49,381	29.2%	41,871	27.3%	7,510	17.9%
Total expenses	138,979	82.0%	118,358	77.2%	20,621	17.4%
Income from operations	30,411	18.0%	34,872	22.8%	(4,461)	(12.8)%
Other income (expense):
Interest income	33	—%	29	—%	4	13.8%
Interest expense	(2,142)	(1.3)%	(1,243)	(0.8)%	(899)	(72.3)%
Other, net	3,581	2.1%	90	0.1%	3,491	3,878.9%
Total other (expense) income	1,472	0.9%	(1,124)	(0.7)%	2,596	231.0%
Income from continuing operations before income taxes	31,883	18.8%	33,748	22.0%	(1,865)	(5.5)%
Provision for income taxes	11,727	6.9%	11,857	7.7%	(130)	(1.1)%
Net income from continuing operations	20,156	11.9%	21,891	14.3%	(1,735)	(7.9)%
Income from discontinued operations income tax	—	—%	—	—%	—	—%
Net income	20,156	11.9%	21,891	14.3%	(1,735)	(7.9)%
Less: Net (loss) attributable to noncontrolling interests
Continuing operations	(302)	(0.2)%	(90)	(0.1)%	(212)	235.6%
Discontinued operations	—	—%	—	—%	—	—%
Net income attributable to Heartland	$20,458	12.1%	$21,981	14.3%	$(1,523)	(6.9)%

Total Revenue. The following tables summarize total revenue and total net revenue (which we define as total revenue less interchange fees and dues, assessments and fees) by segment for the three months ended September 30, 2014 and 2013 (in thousands of dollars):

	Three Months Ended September 30,		Change from Prior Year
Total revenue:	2014	2013	Amount	%
Card Payment Processing	$551,901	$519,783	$32,118	6.2%
Heartland School Solutions	15,061	12,150	2,911	24.0%
Heartland Ovation Payroll	12,170	10,578	1,592	15.1%
Campus Solutions	14,400	8,556	5,844	68.3%
Prepaid Card and Other	7,094	6,062	1,032	17.0%
Total revenue	$600,626	$557,129	$43,497	7.8%

	Three Months Ended September 30,		Change from Prior Year
Total net revenue:	2014	2013	Amount	%
Card Payment Processing	$120,665	$115,884	4,781	4.1%
Heartland School Solutions	15,061	12,150	2,911	24.0%
Heartland Ovation Payroll	12,170	10,578	1,592	15.1%
Campus Solutions	14,400	8,556	5,844	68.3%
Prepaid Card and Other	7,094	6,062	1,032	17.0%
Total net revenue	$169,390	$153,230	$16,160	10.5%

Card Payment Processing
Card Payment Processing net revenue increased $4.8 million, or 4.1%, from $115.9 million in the three months ended September 30, 2013 to $120.7 million in the three months ended September 30, 2014. This increase was driven by a $3.8 million or 3.7% increase in SME net revenue, reflecting a 10.7% increase in SME processing volume from $19.6 billion in the three months ended September 30, 2013 to $21.6 billion in the three months ended September 30, 2014. This increase in processing volume reflects the addition of SME merchants whose processing volume exceeded that of merchants who attrited and the impact of same store sales growth for the three months ended September 30, 2014. The increase in SME processing volume also reflects the conversion of new and existing merchants to OptBlue. We converted a majority of our existing merchants currently processing under the former sales and servicing agreement with American Express to OptBlue during the third quarter of 2014. Our reported SME processing volume includes processing volumes for merchants in our Heartland School Solutions, Campus Solutions, and Prepaid Card and Other businesses. However, net revenue related to that processing volume is included in the net revenue reported for those businesses.

Heartland School Solutions
Heartland School Solutions net revenue increased 24.0% from $12.2 million in the three months ended September 30, 2013 to $15.1 million in the three months ended September 30, 2014. The increase in Heartland School Solutions net revenue is due primarily to an increase in card processing net revenue and an increase in equipment-related revenues as a result of a sale of equipment and related installation services to a large new school district customer and increased sales of hardware within our existing customer base.

Heartland Ovation Payroll
Heartland Ovation Payroll net revenue increased 15.1% from $10.6 million in the three months ended September 30, 2013 to $12.2 million in the three months ended September 30, 2014. The increase in payroll processing net revenue is primarily due to a 9.1% increase in payroll processing customers from 23,360 at September 30, 2013 to 25,492 at September 30, 2014.

Campus Solutions
Campus Solutions net revenue increased 68.3% from $8.6 million in the three months ended September 30, 2013 to $14.4 million in the three months ended September 30, 2014. The increase included $4.3 million of revenue added by TouchNet since its September 4, 2014 acquisition. The remaining increase in Campus Solutions net revenue is due to higher student loan servicing related revenue, as well as growth in revenue related to our student tuition payment processing and tuition payment plan products.

Prepaid Card and Other
Prepaid Card and Other net revenue increased 17.0% in the three months ended September 30, 2014, primarily due to growth in Micropayments revenue which reflects higher equipment sales and payment processing for unattended payment locations such as laundry facilities, kiosks and vending machines.

Total expenses. Total expenses increased 17.4% from $118.4 million in the three months ended September 30, 2013 to $139.0 million in the three months ended September 30, 2014, primarily due to increases in Processing and servicing and General and administrative expenses. Total expenses represented 82.0% of total net revenues in the three months ended September 30, 2014 compared to 77.2% in the three months ended September 30, 2013.

Processing and servicing expense for the three months ended September 30, 2014 increased by $9.1 million, or 15.2%, compared with the three months ended September 30, 2013. The increase in processing and servicing expenses was due to increased costs associated with processing and servicing higher SME bankcard processing volume, increased sales compensation, partially due to the expenses associated with the conversion to OptBlue, and increased cost of sales and servicing related to higher Heartland School Solutions, Campus Solutions, Payroll processing, and equipment-related revenues. Partially offsetting these increases was a decrease in service center costs.
As a percentage of net revenue, processing and servicing expense increased to 40.9% for the three months ended September 30, 2014 compared with 39.3% for the three months ended September 30, 2013.
Customer acquisition costs for the three months ended September 30, 2014 increased by $1.5 million, or 13.4% compared with the three months ended September 30, 2013. This increase reflects higher amortization due to increased capitalized deferred acquisition costs resulting from improved levels of new installed margin, and the impact of subsequent changes in the estimated accrued buyout liability due to lower merchant attrition and same-store sales growth. Customer acquisition costs for the three months ended September 30, 2014 and 2013 included the following components (in thousands of dollars):

	Three Months Ended September 30,
	2014	2013
Amortization of signing bonuses, net	$7,703	$6,852
Amortization of capitalized customer deferred acquisition costs	5,423	4,606
Increase in accrued buyout liability	5,355	4,935
Capitalized customer deferred acquisition costs	(6,192)	(5,555)
Total customer acquisition costs	$12,289	$10,838

Depreciation and amortization expenses were $8.0 million in the three months ended September 30, 2014, up 46.3% from the three months ended September 30, 2013. The increase in depreciation and amortization expenses includes an increase of $1.2 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 as a result of acquisition related amortization of intangible assets. See “—Liquidity and Capital Resources —Acquisitions” for further information on these acquisitions.
Most of our investments in information technology have supported the continuing development of HPS Exchange, Passport and other processing-related initiatives. Depreciation and amortization expense recorded on these investments is included in Processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized increased from $10.1 million in the three months ended September 30, 2013 to $10.2 million in the three months ended September 30, 2014. The total amount of capitalized costs for projects placed in service in the three months ended September 30, 2014 and 2013 was $11.1 million and $5.8 million, respectively.
General and administrative. General and administrative expenses increased 17.9%, or $7.5 million, from $41.9 million in the three months ended September 30, 2013 to $49.4 million in the three months ended September 30, 2014. General and administrative expenses in the three months ended September 30, 2013 included $0.7 million for our periodic sales and servicing organization summit which was held in October 2013. The increase in our general and administrative expenses for the three months ended September 30, 2014 was primarily due to a $6.6 million increase in personnel costs. The increase in personnel costs reflects the September 2013 acquisition of Leaf, the April 2014 acquisition of MCS Software and the September 2014 acquisition of TouchNet, as well as other headcount increases. The remaining increase in general and administrative expenses resulted from our acquisitions, including $1.7 million of acquisition-related expenses for TouchNet. Partially offsetting these increases was a decrease due to the reclassification of $1.5 million of payroll related expenses from general and administrative to processing and servicing expense for our payroll business. General and administrative expenses as a percentage of total net revenue for the three months ended September 30, 2014 were 29.2%, an increase from 27.3% for the three months ended September 30, 2013.
Income from operations. Income from operations, which we also refer to as operating income, decreased from $34.9 million for the three months ended September 30, 2013 to $30.4 million for the three months ended September 30, 2014. This decrease is primarily a result of increased Processing and Servicing and General and Administrative expenses reflecting Leaf's operations as well as expenses added by 2014 acquisitions, including increased intangible amortization expense and acquisition related deal costs incurred during the quarter. Our operating margin, which we measure as operating income divided by net revenue, was 18.0% for the three months ended September 30, 2014, compared to 22.8% for the three months ended September 30, 2013.
Interest expense. Interest expense for the three months ended September 30, 2014 was $2.1 million, compared with $1.2 million for the three months ended September 30, 2013. Interest expense in both periods includes interest incurred under our credit facilities and interest we recorded on payables to our sponsor banks. The increase in interest expense reflects higher borrowings under our 2014 Revolving Credit Facility (as defined in —Liquidity and Capital Resources—Credit Facilities herein) as well as interest expense on $375 million under our 2014 Term Credit Facility (as defined in —Liquidity and Capital Resources—Credit Facilities herein) that was used to fund the TouchNet Acquisition. See “—Liquidity and Capital Resources—Credit Facilities” for more detail on our borrowings.
Other income (expense), net. During the three months ended September 30, 2014, we recognized a pre- and after-tax gain of $3.6 million as a result of our August 6, 2014 acquisition of all shares of Leaf common stock held by noncontrolling shareholders and the concurrent release from a contingent earn-out liability to those noncontrolling shareholders. Other, net also includes the pre-tax expense relating to the write down of capitalized information technology development projects that was partially offset by pre-tax income from the sale of investments. Other, net for the three months ended September 30, 2013 included asset write-downs and gains/losses on disposals of fixed assets.

Income taxes. Income tax expense for the three months ended September 30, 2014 was $11.7 million, reflecting an effective tax rate of 36.8%. This compares to income tax expense of $11.9 million for the three months ended September 30, 2013, at an effective tax rate of 35.1%. The effective tax rate for the three months ended September 30, 2013 benefited from the recognition of research and development credits. On January 2, 2013, the American Taxpayer Relief Act of 2012 ("ATR Act") was enacted which included an extension of the federal research and development credit retroactively to 2012 and prospectively through 2013. We recognized the effects of the research and development credits in the three months ended September 30, 2013 in conjunction with filing our 2012 tax return.

The effective tax rate for the three months ended September 30, 2014 benefited from the permanent non-taxable status of the gain recognized on the release of a contingent earn-out liability to the former noncontrolling shareholders of Leaf, as described in "— Other income (expense)" above.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $20.5 million for the three months ended September 30, 2014. This compares to a net income of $22.0 million for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
The following table shows certain income statement data as a percentage of net revenue for the periods indicated (in thousands of dollars):

	Nine Months Ended September 30,	% of Net Revenue	Nine Months Ended September 30,	% of Net Revenue	Change
	2014		2013		Amount	%

Net revenue:
Total revenues	$1,706,768		$1,604,992		$101,776	6.3%
Less: Interchange	1,059,241		1,003,039		56,202	5.6%
Less: Dues, assessments and fees	163,218		152,146		11,072	7.3%
Total net revenue	484,309	100.0%	449,807	100.0%	34,502	7.7%

Expenses:
Processing and servicing	204,985	42.3%	177,968	39.6%	27,017	15.2%
Customer acquisition costs	34,907	7.2%	31,554	7.0%	3,353	10.6%
Depreciation and amortization	20,472	4.2%	14,066	3.1%	6,406	45.5%
General and administrative	137,241	28.3%	131,242	29.2%	5,999	4.6%
Total expenses	397,605	82.1%	354,830	78.9%	42,775	12.1%
Income from operations	86,704	17.9%	94,977	21.1%	(8,273)	(8.7)%
Other income (expense):
Interest income	95	—%	95	—%	—	—%
Interest expense	(4,450)	(0.9)%	(3,746)	(0.8)%	(704)	(18.8)%
Other, net	3,869	0.8%	(70)	—%	3,939	5,627.1%
Total other (expense) income	(486)	(0.1)%	(3,721)	(0.8)%	3,235	86.9%
Income from continuing operations before income taxes	86,218	17.8%	91,256	20.3%	(5,038)	(5.5)%
Provision for income taxes	34,579	7.1%	34,039	7.6%	540	1.6%
Net income from continuing operations	51,639	10.7%	57,217	12.7%	(5,578)	(9.7)%
Income from discontinued operations, net of income tax	—	—%	3,970	0.9%	(3,970)	(100.0)%
Net income	51,639	10.7%	61,187	13.6%	(9,548)	(15.6)%
Less: Net income (loss) attributable to noncontrolling interests
Continuing operations	(2,011)	(0.4)%	(90)	—%	$(1,921)	2,134.4%
Discontinued operations	—	—%	56	—%	$(56)	(100.0)%
Net income attributable to Heartland	$53,650	11.1%	$61,221	13.6%	$(7,571)	(12.4)%

Total Revenue. The following tables summarize total revenue and total net revenue (which we define as total revenue less interchange fees and dues, assessments and fees) by segment for the nine months ended September 30, 2014 and 2013 (in thousands of dollars)

	Nine Months Ended September 30,		Change from Prior Year
Total revenue:	2014	2013	Amount	%
Card Payment Processing	$1,569,431	$1,489,804	$79,627	5.3%
Heartland School Solutions (a)	42,685	36,628	6,057	16.5%
Heartland Ovation Payroll	37,978	33,648	4,330	12.9%
Campus Solutions	36,883	27,853	9,030	32.4%
Prepaid Card and Other	19,791	17,059	2,732	16.0%
Total revenue	$1,706,768	$1,604,992	$101,776	6.3%

	Nine Months Ended September 30,		Change from Prior Year
Total net revenue:	2014	2013	Amount	%
Card Payment Processing	$346,972	$334,619	12,353	3.7%
Heartland School Solutions (a)	42,685	36,628	6,057	16.5%
Heartland Ovation Payroll	37,978	33,648	4,330	12.9%
Campus Solutions	36,883	27,853	9,030	32.4%
Prepaid Card and Other	19,791	17,059	2,732	16.0%
Total net revenue	$484,309	$449,807	$34,502	7.7%
(a) See below for discussion of Out-of-Period Adjustments.

Card Payment Processing
Card Payment Processing net revenue increased $12.4 million, or 3.7%, from $334.6 million in the nine months ended September 30, 2013 to $347.0 million in the nine months ended September 30, 2014. This increase was driven by a $9.3 million or 3.1% increase in SME net revenue, reflecting a 6.8% increase in SME processing volume from $56.2 billion in the nine months ended September 30, 2013 to $60.1 billion in the nine months ended September 30, 2014. This increase in processing volume reflects the addition of SME merchants whose processing volume exceeded that of merchants who attrited and the impact of same store sales growth for the nine months ended September 30, 2014. The increase in SME processing volume also reflects the conversion of new and existing merchants to OptBlue. We converted a majority of our existing merchants currently processing under the former sales and servicing agreement with American Express to OptBlue during the third quarter of 2014.  Our reported SME processing volume includes processing volumes for merchants in our Heartland School Solutions, Campus Solutions, and Prepaid Card and Other businesses. However, net revenue related to that processing volume is included in the net revenue reported for those businesses.

Heartland School Solutions
Heartland School Solutions net revenue increased 16.5% from $36.6 million in the nine months ended September 30, 2013 to $42.7 million in the nine months ended September 30, 2014. The increase in Heartland School Solutions net revenue is due primarily to an increase in equipment-related revenues as a result of a sale of equipment and related installation services to a large new school district customer. Partially offsetting the increase in net revenue for Heartland School Solutions is a decrease associated with out-of-period adjustments. In the second quarter of 2014, we recorded out-of-period adjustments decreasing its revenue and increasing bad debt expense (included in Processing and Servicing in its Condensed Consolidated Statements of Income) by $1.4 million and $0.9 million, respectively. These adjustments related to immaterial errors that originated in the prior year in our Heartland School Solutions business. These adjustments included revenue which was incorrectly recorded in prior periods and a reassessment of the collectability of certain customer accounts receivable. These out-of-period adjustments reduced earnings before income taxes and net income in the nine months ended September 30, 2014 by $2.3 million and $1.4 million, respectively, and reduced diluted earnings per share by $0.04.

Heartland Ovation Payroll
Heartland Ovation Payroll net revenue increased 12.9% from $33.6 million in the nine months ended September 30, 2013 to $38.0 million in the nine months ended September 30, 2014. The increase in payroll processing net revenue is primarily due to a 9.1% increase in payroll processing customers from 23,360 at September 30, 2013 to 25,492 at September 30, 2014.

Campus Solutions
Campus Solutions net revenue increased 32.4% from $27.9 million in the nine months ended September 30, 2013 to $36.9 million in the nine months ended September 30, 2014. The increase included $4.3 million of revenue added by TouchNet since its September 4, 2014 acquisition. The remaining increase in Campus Solutions net revenue is due to higher student loan servicing related revenue, as well as growth in revenue related to our student tuition payment processing and tuition payment plan products.

Prepaid Card and Other
Prepaid Card and Other net revenue increased 16.0% from $17.1 million in the nine months ended September 30, 2013 to $19.8 million in the nine months ended September 30, 2014, primarily due to growth in Micropayments revenue which reflects higher equipment sales and payment processing for unattended payment locations such as laundry facilities, kiosks and vending machines.

Total expenses. Total expenses increased 12.1% from $354.8 million in the nine months ended September 30, 2013 to $397.6 million in the nine months ended September 30, 2014, due to the increases in Processing and servicing and Depreciation and amortization expenses. Total expenses were 82.1% of total net revenues in the nine months ended September 30, 2014, compared to 78.9% in the nine months ended September 30, 2013.
Processing and servicing expense for the nine months ended September 30, 2014 increased by $27.0 million or 15.2%, from $178.0 million in the nine months ended September 30, 2013 to $205.0 million in the nine months ended September 30, 2014. The increase in processing and servicing expense was primarily due to increased costs associated with processing and servicing higher SME bankcard processing volume, increased sales compensation, including expenses associated with the conversion to OptBlue and residual commission expense, and increased cost of sales and servicing related to higher Heartland School Solutions, Campus Solutions, and Payroll processing revenues. The increase in processing and servicing expenses also reflects approximately $4.9 million of payroll related expenses which were classified in general and administrative expenses in the prior year. As a percentage of total net revenue, processing and servicing expense increased to 42.3% for the nine months ended September 30, 2014 compared with 39.6% for the nine months ended September 30, 2013.
Customer acquisition costs for the nine months ended September 30, 2014 increased by $3.4 million, or 10.6% from $31.6 million in the nine months ended September 30, 2013 to $34.9 million in the nine months ended September 30, 2014. This increase reflects higher amortization on increased capitalized deferred acquisition costs resulting from improved levels of new installed margin and the impact of subsequent changes in the estimated accrued buyout liability due to lower merchant attrition and same-store sales growth. Customer acquisition costs for the nine months ended September 30, 2014 and 2013 included the following components (in thousands of dollars):

	Nine Months Ended September 30,
	2014	2013
Amortization of signing bonuses, net	$22,357	$20,747
Amortization of capitalized customer deferred acquisition costs	15,699	13,189
Increase in accrued buyout liability	15,200	13,294
Capitalized customer deferred acquisition costs	(18,349)	(15,676)
Total customer acquisition costs	$34,907	$31,554
Depreciation and amortization expenses increased 45.5% from $14.1 million in the nine months ended September 30, 2013 to $20.5 million in the nine months ended September 30, 2014. The increase in depreciation and amortization expenses includes an increase of $1.6 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 as a result of acquisition related amortization of intangible assets. See “—Liquidity and Capital Resources —Acquisitions” for further information on these acquisitions.
Most of our investments in information technology have supported the continuing development of HPS Exchange, Passport and other processing-related initiatives. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized in the nine months ended September 30, 2014 and 2013 was $32.5 million and $27.8 million, respectively. The total amount of capitalized costs for projects placed in service in the nine months ended September 30, 2014 and 2013 was $28.2 million and $17.9 million, respectively.
General and administrative. General and administrative expenses increased $6.0 million, or 4.6%, from $131.2 million in the nine months ended September 30, 2013 to $137.2 million in the nine months ended September 30, 2014. General and administrative expenses in the nine months ended September 30, 2013 included $2.3 million for our periodic sales and servicing organization summit which was held in October 2013. General and administrative expenses for the nine months ended September 30, 2014 increased primarily due to a $4.8 million increase in personnel costs. The increase in personnel costs primarily reflects the September 2013 acquisition of Leaf, the April 2014 acquisition of MCS Software and the September 2014 acquisition of TouchNet, as well as other headcount increases. The remaining increase in general and administrative expenses resulted from our acquisitions, including $2.0 million of acquisition-related expenses for TouchNet for the nine months ended September 30, 2014, as well as to support increased investments in various growth initiatives. General and administrative expenses as a percentage of net revenue for the nine months ended September 30, 2014 were 28.3%, an increase from 29.2% for the nine months ended September 30, 2013.
Income from operations. Income from operations, which we also refer to as operating income, decreased to $86.7 million for the nine months ended September 30, 2014, from $95.0 million for the nine months ended September 30, 2013. This decrease is primarily a result of increased Processing and Servicing and General and Administrative expenses reflecting Leaf's operations as well as expenses added by 2014 acquisitions, including increased intangible amortization expense and acquisition related deal costs incurred during the nine months ended September 30, 2014. Our operating margin, which we measure as operating income divided by net revenue, was 17.9% for the nine months ended September 30, 2014, compared to 21.1% for the nine months ended September 30, 2013.
Interest expense. Interest expense for the nine months ended September 30, 2014 was $4.5 million, compared to $3.7 million for the nine months ended September 30, 2013. Interest expense in both periods includes interest incurred under our credit facilities and interest we recorded on payables to our sponsor banks. The increase in interest expense reflects higher borrowings under our 2014 Revolving Credit Facility (as defined in —Liquidity and Capital Resources—Credit Facilities herein) as well as interest expense on $375 million under our 2014 Term Credit Facility (as defined in —Liquidity and Capital

Resources—Credit Facilities herein) that was used to fund the TouchNet Acquisition. See “—Liquidity and Capital Resources—Credit Facilities” for more detail on our borrowings.
Other income (expense), net. During the nine months ended September 30, 2014, we recognized a pre- and after-tax gain of $3.6 million as a result of our August 6, 2014 acquisition of all shares of Leaf common stock held by noncontrolling shareholders and the concurrent release from a contingent earn-out liability to those noncontrolling shareholders. Other, net also includes the pre-tax expense relating to the write down of capitalized information technology development projects that was partially offset by pre-tax income from the sale of investments. Other, net for the nine months ended September 30, 2013 included asset write-downs and gains/losses on disposals of fixed assets.

Income taxes. Income tax expense for the nine months ended September 30, 2014 was $34.6 million, reflecting an effective tax rate of 40.1%. This compares to income tax expense of $34.0 million for the nine months ended September 30, 2013, reflecting an effective tax rate of 37.3%. The increase in our effective tax rate for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, reflects the impact of providing a valuation allowance against deferred tax assets resulting from operating losses recorded by Leaf during our 66.67% ownership period from January 1 to August 5, 2014. On August 6, 2014, we acquired all shares of Leaf common stock held by noncontrolling shareholders. As a result of this acquisition, we will utilize the losses generated by Leaf against consolidated taxable income for periods after August 5, 2014. See “— Liquidity and Capital Resources — Acquisitions" for further details on our investments in Leaf. Additionally, the effective tax rate for the nine months ended September 30, 2014 benefited from the permanent non-taxable status of the gain recognized on the release of a contingent earn-out liability to the former noncontrolling shareholders of Leaf.

The effective tax rate for the nine months ended September 30, 2013 benefited from the recognition of research and development credits. On January 2, 2013, the American Taxpayer Relief Act of 2012 ("ATR Act") was enacted which included an extension of the federal research and development credit retroactively to 2012 and prospectively through 2013. We recognized the effects of the research and development credits in the nine months ended September 30, 2013 in conjunction with filing our 2012 tax return.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $53.7 million for the nine months ended September 30, 2014. This compares to a net income of $61.2 million for the nine months ended September 30, 2013.

Balance Sheet Information

	September 30, 2014	December 31, 2013
	(In thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$94,577	$71,932
Funds held for customers	122,311	127,375
Receivables, net	220,936	200,040
Capitalized customer acquisition costs, net	68,967	61,027
Property and equipment, net	162,707	147,388
Goodwill	424,270	190,978
Intangible assets, net	193,790	49,857
Total assets	1,336,764	900,305

Due to sponsor banks	41,183	19,109
Accounts payable	60,729	70,814
Customer fund deposits	122,311	127,375
Processing liabilities	104,856	130,871
Borrowings:
Current portion	18,750	—
Long term portion	553,750	150,000
Accrued buyout liability:
Current portion	14,457	13,943
Long term portion	30,500	25,436
Unearned revenue:
Current portion	40,551	18,172
Long term portion	2,104	—
Total liabilities	1,066,927	633,642
Total stockholders’ equity	269,837	260,475

September 30, 2014 Compared to December 31, 2013
Total assets increased $436.5 million, or 48.5%, to $1,336.8 million at September 30, 2014 from $900.3 million at December 31, 2013, primarily due to the acquisition of TouchNet at a purchase price of $375.0 million, which was financed by a new term loan. Individual asset increases at September 30, 2014 included $22.6 million in cash, $20.9 million in receivables, $15.3 million in property and equipment, $233.3 million in goodwill and $143.9 million in intangible assets. The increases in goodwill and intangible assets are primarily due to the acquisition of TouchNet. See “— Overview — Campus Solutions" for further details on the acquisition and “— Liquidity and Capital Resources” for a discussion of our Credit Facilities.

    Our receivables, which increased $20.9 million, or 10.4% from December 31, 2013, are primarily due from our card payment processing merchants and result in large part from our practice of advancing interchange fees to most of our SME merchants during the month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge merchants for processing transactions. Total receivables also include amounts due from Discover and American Express bankcard networks for merchant sales transactions. Receivables from the networks are recovered the following business day from the date of processing the transaction. Amounts due from SME bankcard processing merchants and bankcard networks at September 30, 2014 increased $9.1 million and $0.7 million, respectively from December 31, 2013. The acquisition of TouchNet added $9.9 million to receivables at September 30, 2014.

The amount due to sponsor banks for funding advances was $36.8 million and $17.8 million at September 30, 2014 and December 31, 2013, respectively. The liability to sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. Total borrowings under our credit facility increased $422.5 million to $572.5 million at September 30, 2014 from $150.0 million at December 31, 2013. See “— Liquidity and Capital Resources” for a discussion of our Credit Facilities.

Total stockholders' equity increased $9.4 million from December 31, 2013 primarily due to net income of $53.7 million for the nine months ended September 30, 2014 and increases in total stockholders' equity from the proceeds received from the exercise of stock options, tax benefits related to those stock option exercises and share-based compensation expense.
These increases were partially offset by repurchasing $54.5 million of our outstanding common stock and paying cash dividends of $9.2 million during the nine months ended September 30, 2014.

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
Working Capital. Our working capital, defined as current assets less current liabilities, was positive by $56.9 million at September 30, 2014 and $37.8 million at December 31, 2013.

At September 30, 2014, we had cash on our Balance Sheet totaling $94.6 million compared to cash of $71.9 million at December 31, 2013. Our September 30, 2014 cash balance included approximately $16.3 million of processing-related cash in transit and collateral, compared to approximately $32.1 million of processing-related cash in transit and collateral at December 31, 2013.

On September 30, 2014, we had $202.4 million available to us under our 2014 Revolving Credit Facility. See “—Credit Facilities” for more details.

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
The purchase price was financed from operating cash flows. Leaf provides us with a cloud-based, software-as-a-service (SaaS), Point-of-Sale (POS) system to deliver an open-architecture platform supporting numerous vertical-specific business applications. Leaf products provide a mobile payment platform built for local commerce, helping retail stores, restaurants, and other local merchants improve the speed and ease of checkout and offering easy-to-use business management, analytics, and customer engagement. On August 6, 2014, we entered into a Stock Purchase Agreement with the noncontrolling shareholders of Leaf under which we acquired all shares of Leaf common stock held by the noncontrolling shareholders. As a result of this transaction, Leaf became our wholly-owned subsidiary.

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

On September 4, 2014, we completed the acquisition of TouchNet, an integrated commerce solutions provider to higher-education institutions for a cash payment of $375 million, less a net working capital deficit, for all outstanding common shares. The purchase was funded primarily with a new five year, $375 million secured term loan. See “−Credit Facilities,” for further discussion. TouchNet adds over 600 higher education clients serving over 6 million students, nearly one-third of the higher education enrollment in the United States, to the Company's Campus Solutions business.

On October 31, 2014, we acquired the net assets of Xpient Solutions, LLC (“Xpient”) for a cash payment of $30.0 million plus net working capital. The purchase price was funded from a combination of operating cash and financing under the 2014 Revolving Credit Facility.

Cash Flow Provided By Operating Activities. We reported net cash provided by operating activities of $51.5 million in the nine months ended September 30, 2014, compared to $87.4 million in the nine months ended September 30, 2013. The year-over-year decline reflects a $29.0 million decrease in processing liabilities. Cash provided by operating activities in the nine months ended September 30, 2014 benefited from net income from continuing operations as adjusted for non-cash operating items including increases in amortization of capitalized customer acquisition costs, depreciation and amortization, and share-based compensation expense.

Other major determinants of operating cash flows are net signing bonus payments, which consume operating cash as we install new merchants, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. We paid net signing bonuses of $27.6 million and $19.5 million, respectively, in the nine months ended September 30, 2014 and 2013. In the nine months ended September 30, 2014 and 2013, we reduced our accrued buyout liability by making buyout payments of $9.6 million and $11.8 million, respectively.
Cash Flow Used In Investing Activities. Net cash used in investing activities was $394.2 million for the nine months ended September 30, 2014, compared to $36.6 million for the nine months ended September 30, 2013. Cash flows used in investing activities for the nine months ended September 30, 2014 included the costs of acquiring, net of cash acquired, Liquor POS, MCS Software, and TouchNet, totaling $355.1 million. Cash flows used in investing activities for the nine months ended September 30, 2013 included $14.5 million for the investment in Leaf offset by the $19.3 million of net proceeds received from the sale of CPOS.
We made capital expenditures of $39.1 million during the nine months ended September 30, 2014, compared to $36.9 million in the nine months ended September 30, 2013. We continue building our technology infrastructure, primarily for hardware and software needed for the development and expansion of our products and operating platforms. To further develop our technology, we anticipate that these expenditures will continue near current levels.
Cash Flow Provided By (Used In) Financing Activities. Net cash provided by financing activities was $365.3 million for the nine months ended September 30, 2014, compared to net cash used in financing activities of $34.3 million for the nine months ended September 30, 2013.
During the nine months ended September 30, 2014, we borrowed, net of financing costs, $436.4 million under our credit facilities, compared to $9.0 million during the nine months ended September 30, 2013. During the nine months ended September 30, 2014 and 2013 we made payments of $17.5 million and $15.0 million under our credit facilities. See “— Credit Facilities” for more details.
Cash used in financing activities in the nine months ended September 30, 2014 and 2013 include cash used for common stock repurchases. See “— Common Stock Repurchases” for more information on our common stock repurchase authorizations. We used $54.5 million of cash to repurchase 1,347,817 shares of our common stock during the nine months ended September 30, 2014, and $39.6 million of cash to repurchase 1,250,083 shares of our common stock during the nine months ended September 30, 2013.

Cash dividends paid in the nine months ended September 30, 2014 were $9.2 million, compared to cash dividends paid of $7.7 million in the nine months ended September 30, 2013. See “— Dividends on Common Stock” for more information on our common stock dividends. During the nine months ended September 30, 2014 and 2013, employees exercised stock options generating cash proceeds in the aggregate of $4.5 million and $10.7 million, respectively.
Credit Facilities. On September 4, 2014, we entered into an amended and restated senior secured credit facility (the "2014 Credit Agreement") with Bank of America, N.A., as administrative agent, and certain lenders who are a party to the 2014 Credit Agreement. This 2014 Credit Agreement replaces our October 2013 Credit Agreement (the "2013 Credit Agreement”). Credit extended under the 2014 Credit Agreement is guaranteed our subsidiaries and is secured by substantially all of our assets and the assets of our subsidiaries.

The 2014 Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $400 million (the “2014 Revolving Credit Facility”) and a term loan in an aggregate principal amount of $375 million (the “2014 Term Credit Facility”). The 2014 Revolving Credit Facility included up to $35 million may be used for the issuance of letters of credit and up to $35 million is available for swing line loans. All principal and interest not previously paid on the 2014 Revolving Credit

Facility will mature and be due and payable on September 4, 2019. The 2014 Term Credit Facility amortizes on a quarterly basis as follows, with the remaining principal balance due on September 4, 2019: (i) 5% of the initial 2014 Term Credit Facility to be payable in each of the first three years, (ii) 7.5% of the initial Term Credit Facility to be payable in the fourth year and (iii) 10% of the initial 2014 Term Credit Facility to be payable in the fifth year. The 2014 Term Credit Facility is also subject to mandatory prepayment from the net cash proceeds of certain asset dispositions, casualty or condemnation events, issuance of indebtedness and extraordinary receipts. Subject to the terms and conditions of the 2014 Credit Agreement, without the consent of the then existing lenders (but subject to the receipt of commitments), the 2014 Revolving Credit Facility may be increased and new incremental term loans may be issued in an aggregate principal amount of up to $150 million for all such increases under the 2014 Revolving Credit Facility and new term loans, subject to certain minimum threshold amounts.
On September 4, 2014, we borrowed $375 million under the 2014 Term Credit Facility and used that amount to fund the TouchNet Acquisition. At September 30, 2014, we had $375 million outstanding under the 2014 Term Credit Facility.

The 2014 Credit Agreement contains covenants which include: maintenance of certain leverage and fixed charge coverage ratios; limitations on our indebtedness, liens on our properties and assets, investments in, and loans to other business units, our ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to certain of our subsidiaries. We were in compliance with these covenants as of September 30, 2014 and December 31, 2013.

On October 23, 2013, the date we closed the 2013 Credit Agreement, we drew down $150.0 million on a revolving credit facility under the 2013 Credit Agreement and used those proceeds to repay borrowings then outstanding; $55.0 million outstanding under a term loan and $91.0 million outstanding under a revolving credit facility. At September 30, 2014 we had $197.5 million outstanding under the 2014 Revolving Credit Facility and at December 31, 2013, we had $150.0 million outstanding under the 2013 Credit Agreement's revolving credit facility.

Common Stock Repurchases. On November 2, 2012, our Board of Directors authorized the repurchase of up to $50 million of our outstanding common stock and these repurchases were completed during the second quarter of 2013. On May 8, 2013, our Board of Directors authorized the repurchase of up to $75 million of our outstanding common stock and these repurchases were completed during the second quarter of 2014. On May 8, 2014, our Board of Directors authorized the repurchase of up to $75 million of our outstanding common stock. As of September 30, 2014, we have not repurchased any shares under the May 8, 2014 authorization. We intend to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including our 2014 Revolving Credit Facility. The manner, timing and amount of repurchases, if any, will be determined by management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporation liquidity requirements. The repurchase program may be modified or discontinued at any time.

	November 2012	May 2013	May 2014	Total
Activity For the Nine Months Ended September 30, 2014
Shares repurchased		1,347,817	—	1,347,817
Cost of shares repurchased (in thousands)		$54,455	—	$54,455
Average cost per share		$40.40	—	$40.40
Remaining authorization (in thousands)		—	$75,000	$75,000

Activity For the Nine months Ended September 30, 2013
Shares repurchased	952,183	297,900		1,250,083
Cost of shares repurchased (in thousands)	$29,813	$10,407		$40,220
Average cost per share	$31.31	$34.93		$32.17

Activity For the Year Ended December 31, 2013
Shares repurchased	952,183	534,600	—	1,486,783
Cost of shares repurchased (in thousands)	$29,813	$20,488	—	$50,301
Average cost per share	$31.31	$38.32	—	$33.83

Dividends on Common Stock. The following table summarizes quarterly cash dividends declared and paid on our common stock during 2014 and 2013:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Nine Months Ended September 30, 2014
February 5, 2014	March 3, 2014	March 14, 2014	$0.085
April 30, 2014	May 23, 2014	June 13, 2014	$0.085
July 31, 2014	August 25, 2014	September 15, 2014	$0.085

Twelve Months Ended December 31, 2013
February 7, 2013	March 4, 2013	March 15, 2013	$0.07
April 30, 2013	May 24, 2013	June 15, 2013	$0.07
July 30, 2013	August 23, 2013	September 13, 2013	$0.07
October 29, 2013	November 22, 2013	December 13, 2013	$0.07

On October 28, 2014, our Board of Directors declared a quarterly cash dividend of $0.085 per share of common stock, payable on December 15, 2014 to stockholders of record as of November 24, 2014.

Contractual Obligations. The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we must do so. As the majority of our SME transactions involve the delivery of the product or service at the time of the transaction, a good basis to estimate our exposure to chargebacks is the last four months' bankcard processing volume on our SME portfolio, which was $28.5 billion for the four months ended September 30, 2014 and $24.4 billion for the four months ended December 31, 2013. However, during the four months ended September 30, 2014 and December 31, 2013, we were presented with $13.7 million and $11.7 million, respectively, of chargebacks by issuing banks. In the nine months ended September 30, 2014 and the year ended December 31, 2013, we incurred merchant credit losses of $2.5 million and $3.1 million, respectively, on total SME bankcard dollar volumes processed of $60.1 billion and $74.6 billion, respectively. These credit losses are included in processing and servicing expense in our Condensed Consolidated Statements of Income.
The following table reflects our significant contractual obligations as of September 30, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$6,465	$5,465	$1,000	$—	$—
Telecommunications providers (b)	10,029	3,522	6,008	499	—
Facility and equipment leases	73,923	14,007	20,619	13,282	26,015
2014 Term Credit Facility	375,000	18,750	39,844	316,406
2014 Revolving Credit Facility (c)	197,500	—	—	197,500	—
	$662,917	$41,744	$67,471	$527,687	$26,015

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

(c)
Interest rates on the 2014 Revolving Credit Facility are variable in nature; however, we are party to fixed-pay amortizing interest rate swaps having a remaining notional amount of $17.5 million. If interest rates were to remain at the September 30, 2014 level, we would make interest payments of $0.4 million in the next 1 year and $0.1 million in the next 1 to 3 years or a total of $0.5 million including net settlements on the fixed-pay amortizing interest rate swaps. The 2014 Revolving Credit Facility is available on a revolving basis until September 4, 2019.

Unrecognized Tax Benefits. At September 30, 2014, we had gross tax-effected unrecognized tax benefits of approximately $6.8 million. As of September 30, 2014 we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

Legal and Regulatory Considerations
Except as disclosed in “Legal Proceedings” of Part II of this Quarterly Report on Form 10-Q, there were no material developments that occurred since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 in the proceedings reported under Part I, Item 3. Legal Proceedings in our 2013 Form 10-K, nor are we aware of any other material legal proceedings initiated against us during such time.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our primary market risk exposure is to changes in interest rates.

We have interest rate risk related to our payable to our sponsor banks. Within our amount payable to our sponsor banks are balances which our sponsor banks have advanced to our SME merchants for interchange fees. Historically, these advances to our SME merchants were funded first with our available cash, then by incurring a payable to our sponsor banks when that cash had been expended. Beginning in the fourth quarter of 2012, these merchant advances are first funded from settlement cash received from bankcard networks when receipt of that settlement cash precedes the funding obligation to the SME merchant. The amount due to sponsor banks for funding merchant advances was $36.8 million at September 30, 2014. During the quarter ended September 30, 2014, the average daily interest-bearing balance of that payable was approximately $27.8 million. A hypothetical 100 basis point change in short-term interest rates applied to our average payable to sponsor banks would result in a change of approximately $278,000 in annual pre-tax income.

We also incur interest rate risk on borrowings under our Credit Agreement. The Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $400 million, of which up to $35 million may be used for the issuance of letters of credit and up to $35 million is available for swing line loans. Subject to the terms and conditions of the Credit Agreement, without the consent of the existing lenders (but subject to the receipts of commitments), the 2014 Revolving Credit Facility may be increased and new incremental term loans may be issued in an aggregate principal amount of up to $150 million for all such increases under the 2014 Revolving Credit Facility or 2014 Term Loan Facility. The 2014 Revolving Credit Facility is available to us on a revolving basis until September 4, 2019. All principal and interest not previously paid on the 2014 Revolving Credit Facility will mature and be due and payable on September 4, 2019. At September 30, 2014, there was $197.5 million outstanding under the 2014 Revolving Credit Facility.

In January 2011, we entered into fixed-pay amortizing interest rate swaps having an initial notional amount of $50.0 million on the variable rate debt outstanding under the 2014 Credit Agreement. These interest rate swaps convert that initial notional amount to fixed rate. At September 30, 2014, the remaining notional amount of these interest rate swaps was $17.5 million. The impact which a hypothetical 100 basis point increase in short-term interest rates would have on our outstanding September 30, 2014 balances under the Credit Agreement would be a decline of approximately $5.6 million in annual pre-tax income, including the effect from interest rate swaps.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities within three years. At September 30, 2014, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $272,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $422,000.

Office Facilities
At September 30, 2014, we owned one facility and leased thirty one facilities which we use for operational, sales and administrative purposes.
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

We also leased the following facilities as of September 30, 2014:

Location	Square Feet	Expiration
Alpharetta, GA	23,273	May 31, 2016
Auburn, AL	8,035	May 15, 2016
Cambridge, MA	15,077	July 7, 2015
Chattanooga, TN	29,925	June 30, 2024
Chicago, IL	5,032	May 31, 2019
Cleveland, OH	41,595	June 30, 2019
Coraopolis, PA	18,000	July 31, 2016
Coraopolis, PA	11,217	July 31, 2016
Colorado Springs, CO	9,920	February 28, 2015
Edmond, OK	3,038	January 31, 2015
Edmond, OK	2,932	August 31, 2018
Edmond, OK	1,817	May 31, 2015
Edmond, OK	20,970	February 28, 2025
Edmond, OK	3,600	March 31, 2015
Harlan, KY	5,000	May 25, 2016
Lenexa, KS	38,454	December 31, 2020
Madisonville, LA	1,200	March 31, 2015
Marshal, VA	1,728	August 14, 2016
Plano, TX	53,976	January 14, 2019 for 26,988 square feet. May 31, 2015 for 26,988 square feet.
Plano, TX	26,020	January 31, 2015
Plano, TX	81,675	December 31, 2026
Pleasanton, CA	3,306	July 31, 2015
Portland, OR	10,838	December 31, 2016
Rochester, NY	18,000	June 30, 2023
Rochester, NY	12,708	November 30, 2018
Santa Ana, CA	14,494	July 31, 2019
Tempe, AZ	14,315	February 28, 2020
Tempe, AZ	2,500	February 28, 2020
West Windsor Township, NJ	22,414	October 20, 2023
Worchester, MA	2,907	June 30, 2017
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
Changes in Internal Controls
During the quarter ended September 30, 2014, there was no change in our internal controls over financial reporting (as defined in Rule 13 a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The following is a description of material developments that occurred during the quarter ended September 30, 2014 in the proceedings reported under Part I, Item 3. Legal Proceedings in our 2013 Form 10-K and on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

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

On September 23, 2009, the financial institution plaintiffs filed a Master Complaint in the MDL proceedings, which we moved to dismiss on October 23, 2009. On December 1, 2011, the Court entered an order granting in part our motion to dismiss the financial institution plaintiffs' master complaint against us, but allowing the plaintiffs leave to amend to re-plead certain claims. Plaintiffs elected not to file an amended complaint. The parties then jointly moved for the entry of final judgment on those claims in the master complaint that the Court had dismissed. On August 16, 2012, the Court entered final judgment on the dismissed claims and, on September 17, 2012, Plaintiffs filed a notice of appeal from that final judgment to the United States Court of Appeals for the Fifth Circuit. On September 12, 2012, Plaintiffs stipulated to dismissal with prejudice of the remaining claims pending before the District Court. Briefing on Plaintiffs' appeal was complete on February 8, 2013. On September 3, 2013, the United States Court of Appeals for the Fifth Circuit reversed the District Court, holding that the economic loss doctrine under New Jersey law does not preclude the financial institution plaintiffs' negligence claim at the motion to dismiss stage, but declined to address in the first instance Heartland's other arguments for affirming the District Court. The Fifth Circuit remanded to the District Court for further proceedings. On March 14, 2014, the District Court set a schedule for further proceedings. On July 18, 2014, the financial institution plaintiffs also filed a motion for leave to file an amended complaint. By Order dated August 1, 2014, the District Court extended the schedule for further proceedings, with limited discovery on choice-of-law issues to be completed by August 18, 2014, and motions to dismiss or for summary judgment to be filed by October 15, 2014. On October 15, 2014, Heartland filed its Motion to Dismiss, or, in the Alternative, for Summary Judgment. On October 27, 2014, the financial institution plaintiffs filed a motion seeking a stay of the briefing schedule on Heartland’s motion pending resolution of their motion for leave to file an amended complaint.

We are not aware of any other material legal proceedings initiated against us during the three months ended September 30, 2014. In the ordinary course of our business, we are party to various legal proceedings, which we believe are incidental to the operation of our business. We believe that the outcome of the proceedings to which we are currently a party will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors
There have been no material changes in our Risk Factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None
(b) None
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On November 2, 2012, our Board of Directors authorized the repurchase of up to $50 million of our outstanding common stock and these repurchases were completed during the second quarter of 2013. On May 8, 2013, our Board of

Directors authorized the repurchase of up to $75 million of our outstanding common stock and these repurchases were completed during the second quarter of 2014. On May 8, 2014, our Board of Directors authorized the repurchase of up to $75 million of our outstanding common stock. As of September 30, 2014, we have not repurchased any shares under the May 8, 2014 authorization. We intend to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including our 2014 Revolving Credit Facility. The manner, timing and amount of repurchases, if any, will be determined by management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporation liquidity requirements. The repurchase program may be modified or discontinued at any time.

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

10.1
Amended and Restated Credit Agreement dated September 14, 2014 among Heartland Payment Systems, Inc., the lenders party to the Credit Agreement from time to time, Bank of America, N.A. as administrative agent), swingline lender and letter of credit issuer, SunTrust Bank and BMO Harris Bank, N.A., as joint syndication agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and BMO Capital Markets, as joint lead arranges and joint book managers. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Periodic Report on Form 8-K, filed on September 8, 2014).

10.2
Amended and Restated Collateral Agreement dated September 4, 2014, among Heartland Payment Systems, Inc. certain of its subsidiaries as guarantors and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Periodic Report on Form 8-K, filed on September 8, 2014).

10.3
Amended and Restated Subsidiary Guaranty dated September 4, 2014, among certain of Heartland Payment Systems, Inc. subsidiaries as guarantors and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Periodic Report on Form 8-K, filed on September 8, 2014).

10.4
Fourth Amendment to Uncommitted Revolving Line of Credit, dated as of September 24, 2014 by and among Heartland Payment Systems, Inc., the Guarantors party thereto, and Wells Fargo National Association, in its capacity as lender and as sponsor bank. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Periodic Report on Form 8-K, filed on September 29, 2014).

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

*101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income and Comprehensive Income; (ii) The Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flow; (iv) the Consolidated Statements of Equity; and (v) the Notes to the Consolidated Financial Statements.

______________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 7, 2014

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

By:	/S/ ROBERT O. CARR
Robert O. Carr
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ SAMIR M. ZABANEH
Samir M. Zabaneh
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Amended and Restated Credit Agreement dated September 14, 2014 among Heartland Payment Systems, Inc., the lenders party to the Credit Agreement from time to time, Bank of America, N.A. as administrative agent), swingline lender and letter of credit issuer, SunTrust Bank and BMO Harris Bank, N.A., as joint syndication agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and BMO Capital Markets, as joint lead arranges and joint book managers. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Periodic Report on Form 8-K, filed on September 8, 2014).

—
10.2
Amended and Restated Collateral Agreement dated September 4, 2014, among Heartland Payment Systems, Inc. certain of its subsidiaries as guarantors and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Periodic Report on Form 8-K, filed on September 8, 2014).

10.3
Amended and Restated Subsidiary Guaranty dated September 4, 2014, among certain of Heartland Payment Systems, Inc. subsidiaries as guarantors and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Periodic Report on Form 8-K, filed on September 8, 2014).

10.4
Fourth Amendment to Uncommitted Revolving Line of Credit, dated as of September 24, 2014 by and among Heartland Payment Systems, Inc., the Guarantors party thereto, and Wells Fargo National Association, in its capacity as lender and as sponsor bank. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Periodic Report on Form 8-K, filed on September 29, 2014).

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

*101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income and Comprehensive Income; (ii) The Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flow; (iv) the Consolidated Statements of Equity; and (v) the Notes to the Consolidated Financial Statements.

_____________________

*	Filed herewith.