Form 10-K
period 2014-12-31
HEARTLAND PAYMENT SYSTEMS INC
filed 2015-03-02
CIK 1144354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(NONE)
(title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒  YES    ☐ NO

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 30, 2014 was approximately $1.5 billion.
As of February 23, 2015, there were 36,400,265 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2015 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K for fiscal year ended December 31, 2014.

Heartland Payment Systems, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2014

FORWARD LOOKING STATEMENTS

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “the Company,” “we,” “us,” and “our” refer to Heartland Payment Systems, Inc. and its subsidiaries.

Some of the information in this report may contain forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, financial condition and prospects, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “anticipate,” “believe,” "estimate," “expect,” “intend,” “plan,” "predict," "will be," "will continue" or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. You should understand that many important factors, in addition to those discussed elsewhere in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Certain of these factors are described in Item 1A. Risk Factors and include, without limitation, unauthorized disclosure of user data through breaches of our computer systems or otherwise, our failure to comply with the applicable requirements of the Visa and MasterCard bankcard networks, our competitive environment, the business cycles and credit risks of our merchants, chargeback liability, merchant attrition, reliance on and problems with our sponsor banks, our relationships with third-party bankcard payment processors, our inability to pass increased interchange fees, assessments, and transaction fees along to our merchants, economic conditions, systems failures and government regulation.

PART I.

ITEM 1. BUSINESS

Overview of Our Company

Heartland Payment Systems, Inc.
90 Nassau Street, Princeton, NJ 08542
(609) 683-3831

Our primary business is to provide Payment Processing services to merchants throughout the United States. This involves providing end-to-end electronic payment processing services to merchants by facilitating the exchange of information and funds between them and cardholders' financial institutions. To accomplish this, we undertake merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support, and risk management. We also sell and rent point-of-sale ("POS") devices. Our card-accepting customers primarily fall into two categories: small and mid-sized merchants (referred to as "Small and Midsized Enterprises," or “SME merchants”) and Network Services merchants, which are predominantly petroleum industry merchants of all sizes (referred to as “Network Services merchants”).
We provide additional services in our other business segments such as:

•	Integrated commerce solutions, payment processing, higher education loan services and open and closed-loop payment solutions to higher-education institutions through Campus Solutions,

•	School nutrition, POS solutions, and associated payment solutions, including online prepayment solutions, to kindergarten through 12th grade ("K-12") schools through Heartland School Solutions,

•	Full-service payroll processing and related tax filing services, through Heartland Payroll Solutions,

•
Other including (1) prepaid and stored-value card solutions through Micropayments, (2) POS solutions and other adjacent business service applications through Heartland Commerce and (3) marketing solutions including loyalty and gift cards which we provide through Heartland Marketing Solutions.

We were incorporated in June 2000, in the state of Delaware. As of December 31, 2014, we employed 3,734 full- and part-time personnel, including 1,154 sales professionals, 748 customer service, risk management, financial and operations support and underwriting employees, 439 systems and technology employees, 346 Heartland Payroll Solutions employees, 214 Heartland School Solutions employees, 396 Campus Solutions employees (including 179 employees who were added by our acquisition of TouchNet Information Systems, Inc., further discussed below), 193 accounting and administration employees, 38 Micropayments employees, and 206 Heartland Commerce employees (including 125 employees who were added by our acquisition of Xpient Solutions, LLC, further discussed below). Our sales professionals include 911 Relationship Managers and Territory Managers and 74 Senior Product Advisors, primarily payroll specialists. None of our employees were represented by a labor union, and we have experienced no work stoppages. We consider our employee relations to be good.
General Business Developments
Acquisitions
Campus Solutions
On September 4, 2014, we completed the acquisition of TouchNet Information Systems, Inc. (“TouchNet”), an integrated commerce solutions provider to higher-education institutions for a cash payment of $375 million, less a net working capital deficit, for all outstanding common shares. The purchase was funded primarily with a new five year, $375 million secured term loan. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities,” for further discussion. TouchNet added over 600 higher education clients serving more than 6 million students, nearly one-third of the higher education enrollment in the United States.

Heartland School Solutions

On April 1, 2014, we purchased the net assets of MCS Software Corporation ("MCS Software") for a $17.3 million cash payment. The purchase price was funded from a combination of operating cash and financing under our revolving credit facility. This acquisition further expanded our market-leading position in the K-12 school nutrition and POS technology industry.

Heartland Commerce

On October 31, 2014, we acquired the net assets of Xpient Solutions, LLC (“Xpient”) for a cash payment of $30.0 million, plus net working capital. The purchase price was funded from a combination of operating cash and financing under our revolving credit facility. Xpient provides POS software solutions to customers primarily in the food service industry.

On February 15, 2014, we purchased the assets of Merchant Software Corporation (referred to as "Liquor POS") for a $3.3 million cash payment. The purchase price was funded from operating cash flows. Liquor POS is a leading provider of POS systems to the liquor retail vertical and currently serves more than 3,400 merchants to whom we expect to offer additional products and services.

On September 11, 2013, we purchased 66.67% of the outstanding capital stock of Leaf Holdings, Inc. (“Leaf”) for a $14.5 million cash payment. The purchase price was funded from operating cash flows. Leaf provided us with a software-as-a-service (SaaS) POS system to deliver an open-architecture platform with the possibility of supporting numerous vertical-specific business applications. Leaf product development was aimed at providing a mobile payment platform built for local commerce, helping retail stores, restaurants, and other local merchants improve the speed and ease of checkout by offering easy-to-use business management, analytics, and customer engagement. On August 6, 2014, we entered into a Stock Purchase Agreement with the noncontrolling shareholders of Leaf under which we acquired all shares of Leaf common stock held by the noncontrolling shareholders. As a result of this transaction, Leaf became our wholly-owned subsidiary.

Heartland Commerce is comprised of existing POS businesses; Xpient, Liquor POS, Leaf and our other POS solutions, and will include the recently acquired POS businesses Automation, Inc. (d/b/a “pcAmerica” in January 2015) and Dinerware, Inc. (“Dinerware” in February 2015). Dinerware and pcAmerica are in the process of developing cloud-based POS systems that complement their well-established on-premise POS solutions. These cloud-based POS systems overlap with what was being developed by Leaf, and Dinerware and pcAmerica technologies and development plans provided insight into the status and positioning of Leaf’s technology in the marketplace. Consequently, management decided that it will stop POS development efforts at Leaf, and write down related POS assets.

Separately, we determined that our investment in TabbedOut, a mobile payments provider, was substantially impaired as of December 31, 2014 and recorded an impairment charge of $4.0 million related to that investment. In the fourth quarter ended December 31, 2014, we recorded total asset impairment charges of $41.4 million pre-tax, ($37.6 million after-tax, or $1.02 per share), related to the values ascribed to our investments at Leaf and in Prosper, an internally developed POS software technology, and our investment in TabbedOut.

Business Segment Overview

Payment Processing
Performance Update
At December 31, 2014, we provided our card payment processing services to 169,831 active SME merchants located across the United States. This compares to 166,697 active SME merchants at December 31, 2013. At December 31, 2014, we provided card payment processing services to approximately 2,181 Network Services merchants with approximately 42,397 locations, compared to 1,024 Network Services merchants with 42,669 locations at December 31, 2013.

Our total card processing volume for the year ended December 31, 2014 was $109.9 billion, a 7.4% increase from the $102.3 billion processed during the year ended December 31, 2013. Our SME card processing volume for the year ended December 31, 2014 was $81.1 billion, an 8.7% increase over $74.6 billion in 2013. Total card processing volume for 2014 also included $28.8 billion of settled volume for Network Services merchants, compared to $27.7 billion for 2013.

In addition to settling card transactions, Network Services processes a wide range of payment transactions for its predominantly petroleum customer base, including providing 2.4 billion transaction authorizations (primarily for Visa and MasterCard) through its front-end card processing systems in 2014.
According to The Nilson Report, in 2013 we were the 5th largest merchant acquirer in the United States ranked by transaction count and the 9th largest merchant acquirer by processed dollar volume, which consisted of Visa, MasterCard, and Discover signature debit cards, and Interlink, Maestro and other PIN-based debit cards, in addition to Visa, American Express, MasterCard, Discover, Diners Club, Union Pay, and JCB credit cards. These rankings represented 3.5 billion transactions and 3.0% of the total U.S. bankcard processed dollar volume, respectively.
The following table summarizes revenue, net revenue (which we define as total revenue less interchange fees and dues, assessments and fees) and operating income for Payment Processing for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Revenue	$2,111,487	$1,979,579	$1,922,154
Net revenue	472,731	443,189	438,613
Operating income	127,553	138,226	124,627

Business Structure
Our Payment Processing revenue from SME merchants and Network Services merchants is recurring in nature. We typically enter into three-year service contracts with our SME merchants and three-to-five-year agreements with Network Services merchants.
Most of our SME revenue is from fees for processing transactions, which are primarily a combination of a percentage of the dollar amount of each card transaction we process, a flat fee per transaction and monthly fees for services. We make mandatory payments of interchange fees to card issuing banks through card networks and dues, assessments and transaction authorization fees to Visa, MasterCard and Discover, and we retain the remainder as net revenue. For example, in a transaction using a Visa or MasterCard card, the allocation of funds resulting from a $100 transaction follows.
In contrast, our processing revenues from Network Services merchants generally consist of a flat fee per transaction, thus revenues are driven primarily by the number of transactions we process (whether settled or only authorized), not card processing volume.

Our Merchant Base
We have developed significant expertise in industries that we believe present relatively low risks as the consumers are generally present and the products or services are generally delivered at the time the transaction is processed. These include:

•	Restaurants

•	Brick-and-mortar retailers

•	Hotel and lodging

•	Automotive sales and repair shops

•	Convenience and liquor stores

•	Professional service providers

•	Gas stations

Generally, we define SME merchants as generating annual Visa and MasterCard card processing volume between $50,000 and $5,000,000. However, with the added functionality and cost benefits that our in-house processing platforms afford us, we also market to merchants with annual processing volume above $5,000,000.
The following table summarizes our SME processing volume by merchant category for the month of December 2014, compared to the months of December 2013 and December 2012.

	Month of December
	2014	2013	2012
Restaurants	35.1%	35.2%	36.0%
Retail	17.9%	17.8%	18.0%
Convenience, Fast Food & Liquor	11.4%	11.0%	11.2%
Professional Services	7.3%	7.4%	7.3%
Automotive	6.7%	6.8%	6.5%
Lodging	4.5%	4.6%	4.5%
Petroleum	1.6%	1.9%	1.9%
Other	15.5%	15.3%	14.6%
Total SME processing volume        $6.6 billion $5.9 billion $5.7 billion

No single SME merchant accounted for more than 0.41% of our total SME Visa and MasterCard card processing volume in 2014, and during 2014, our top 25 SME merchants represented only 3.40% of our SME Visa and MasterCard card processing volume and 2.84% of our SME Visa and MasterCard gross processing revenue. In 2014, approximately 89% of our SME card processing volume came from merchants we installed in 2013 and earlier.
In December 2014, SME merchants located in the following states represented the following percentages of our SME card processing volume: California represented 10.7%, Texas represented 7.7%, Florida represented 4.8%, New York represented 4.7%, and Ohio represented 3.6%, respectively. No other state represented more than 3.5% of our total SME card processing volume. Our geographic concentration tends to reflect the states with the highest economic activity, as well as certain states where we have historically maintained a stronger sales force. This merchant and geographic diversification makes us less sensitive to changing economic conditions in any particular industry or region. We believe that the loss of any single SME merchant would not have a material adverse effect on our financial condition or results of operations.
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

HPS Exchange, VAPS and NWS enable us to provide more customized solutions to merchants that demand customized front-end solutions and take advantage of new terminal hardware platforms and technology like our end-

to-end encryption solution (included in our Heartland Secure solutions), as well as near field communication ("NFC") and Europay, MasterCard and Visa (“EMV”) authentication standards. HPS Exchange, VAPS and NWS offer our merchants authorization and capture services in multiple industry verticals to a variety of POS systems including legacy terminals, petroleum pumps, middleware technologies, PC-integrated POS systems and web-based virtual terminals. In addition, HPS Exchange, VAPS and NWS offer third-party POS developers multiple protocols to meet their needs for integration.

During 2014, approximately 96% of the transactions of our SME merchants were processed on HPS Exchange, and 98% of all SME merchant accounts established in 2014 were placed on the system. During 2014, 100% of the transactions for our Network Services merchants were processed on VAPS or NWS.

•
Passport, our internally developed back-end processing system, provides one settlement platform for SME merchants and Network Services merchants, providing value-added features such as Optimized Funding, multi-bank Next Day Funding, automated dispute resolution, advanced interchange management and single portal integration via InfoCentral. In addition, Passport generates significant cost savings and allows us greater economies of scale, by replacing third-party processors' per-transaction charges with more of a fixed-cost structure. This structure allows per-transaction savings as increasing numbers of transactions are processed on Passport. In addition, Passport provides us the opportunity to offer our merchants significantly greater amounts of information regarding their processing characteristics, in more usable formats, and to offer our services to larger merchants. At December 31, 2014 and 2013, substantially all of our SME merchants were processing on Passport, and all of our Network Services settlement merchants were processing on Passport.

Security, Disaster Recovery and Back-up Systems
In the course of our operations, we compile and maintain a large database of information relating to our merchants and their transactions, and large amounts of card information cross our network as we authorize transactions. We have placed significant emphasis on maintaining a high level of security in order to attempt to protect the information of our merchants and their customers. We maintain current updates of network and operating system security releases and virus definitions, and have engaged a third party to regularly test our systems for vulnerability to unauthorized access. Further, we encrypt the cardholder numbers and merchant data that are stored in our databases using what we believe are the strongest commercially available encryption methods.
Our internal network configuration provides multiple layers of security to isolate our databases from unauthorized access and implements detailed security rules to limit access to all critical systems.
Visa, STAR, NYCE and other debit card networks have established security guidelines for PIN-based debit transaction processing that is based upon ANSI standards that are published as the “ASC X9 TG-3 Retail Financial Services Compliance Guideline; Part 1: PIN Security and Key Management.” We have a regularly scheduled Security Review of our Key Management Procedures against this standard that is performed by an external auditor.
We also have engaged external auditors to perform an annual Standards for Attestation Engagements No. 16 ("SSAE 16") review and make available the “Report on Controls Placed in Operation and Tests of Operating Effectiveness.”
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

The sponsorship agreements with the member banks require, among other things, that we abide by the bylaws and regulations of the Visa and MasterCard networks. If we were to breach a sponsorship agreement, the sponsor banks can terminate the agreement and, under the terms of the agreement, we would have 180 days to identify an alternative sponsor bank. As of December 31, 2014, we have not been notified of any such issues by our sponsor banks, Visa or MasterCard.

At December 31, 2014, we were party to three bank sponsorship agreements.

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

•
In November 2009, we entered into a sponsorship agreement with The Bancorp Bank ("TBB") to sponsor processing for our Network Services merchants and, as of October 2013, certain of our SME merchants. The agreement with TBB expires in February 2016 and will automatically renew for successive one-year periods unless either party provides six months written notice of non-renewal to the other party.

•
On March 24, 2011, we entered into a sponsorship agreement with Barclays Bank Delaware to sponsor processing for certain of our Network Services merchants. The agreement with Barclays Bank Delaware expires in March 2016 and will automatically renew for successive one-year periods unless either party provides six months written notice of non-renewal to the other.

Following is a breakout of our total Visa and MasterCard settled card processing volume for the month of December 2014 by percentage processed under our individual bank sponsorship agreements:

Sponsor Bank	% of December 2014 Card Processing Volume
Wells Fargo Bank, N.A.	70%
The Bancorp Bank	21%
Barclays Bank Delaware	9%

Customer Acquisition
Unlike many of our competitors who rely on Independent Sales Organizations or salaried salespeople and telemarketers, we have built a direct, primarily commission-based, sales force. Our sales model divides the United States into seven primary markets overseen by Senior Vice Presidents and Vice Presidents of Sales. These Vice Presidents are responsible for hiring Relationship Managers and increasing the sales of our products in their markets.
We measure the overall production of our sales force by new gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. We measure installed margin primarily for our SME card processing, payroll processing and loyalty and gift card marketing businesses. In 2014, our newly installed gross margin for the year increased 17% from the gross margin we installed during the year ended December 31, 2013 compared to an increase of 22% in 2013. We attribute this increase in newly installed gross margin to higher volumes and margins at newly installed merchants and improved individual productivity achieved by our salespersons as well as growth in the sales force. Our combined Relationship Managers, Territory Managers, and Senior Product Advisors ("SPAs") amounted to 985 and 902 at December 31, 2014 and 2013, respectively. We expect to drive increases in year-over-year installed margin in future periods primarily by increasing the number of SPAs and Relationship and Territory Managers.

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

The Relationship Manager and SPA generally will be paid a signing bonus equal to 50% of the first 12 months' estimated gross margin. The Relationship Manager and SPA will also receive, beginning the month installed, 15% of the gross margin generated from the merchant each month as residual commissions for as long as the merchant remains our customer.
In addition, the Division Manager will receive an amount equal to 25% of the amount paid to the Relationship Manager (split with a Territory Manager, if one exists for the account). The Vice Presidents will receive an amount equal to 25% of the amount paid to the Division Manager. For example, if a merchant account has $1,000 of estimated annual gross margin for the first 12 months and estimated monthly gross margin of $83.33, our sales force would be compensated as follows:

Signing Bonus:
Estimated gross margin for first 12 months	$1,000
Signing bonus paid to:
Relationship Manager /SPA	$500	50.0%
Division Manager (plus Territory Manager)	$125	12.5%
SVP/VP	$31	3.13%

Residual Commission:
Estimated monthly gross margin	$83.33
Monthly residual commission paid to:
Relationship Manager /SPA	$12.50	15.0%
Division Manager (plus Territory Manager)	$3.12	3.75%
SVP/VP	$0.78	0.94%

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
We also determine which additional markets to enter into based on the following criteria:
•Average potential customer revenue;
•Number of locations to be serviced;
•Underwriting risk; and
•Required technological upgrades.
We have focused significantly on the hospitality industry and, in particular, independent restaurants. The number of restaurants to which we provide our payment processing services was approximately 42,000 as of December 31, 2014.
We have also historically had success in marketing our products and services through relationships with key trade associations, agent banks and value-added resellers.
As of December 31, 2014, we had preferred partner agreements with more than 269 trade associations, approximately 38 percent of which are in the hospitality industry. Of these partnerships, 48 are state restaurant associations and another 40 are state lodging associations. In addition, we were the American Hotel & Lodging Association's and National Restaurant Association's endorsed provider for credit card processing, gift card marketing and payroll services.

In exchange for an association's endorsements and recommendation of our products and services to their members, and upon the installation of a new merchant that is a member of the association, we pay to the trade association a signing bonus and residual commission.
We offer programs to banks across the United States that allow them access to leverage our extensive sales and support teams and other resources. The program provides our partner banks a source to refer their customers for merchant services as well as payroll processing and other electronic payment processing services. We offer on-site sales, training, installation, and ongoing service and support to the referred merchants. In exchange for a bank's endorsement of our products and services, we typically pay the bank a monthly residual fee based on the referred merchant's processing volumes or margin. As of December 31, 2014, we provide these services to more than 1,539 banking locations in the United States.
In order to further market our products and services, we enter into arrangements with value-added resellers and third-party software developers. Value-added resellers typically sell complementary products and services such as hardware and software applications and POS hardware, software and communication network services to merchants in markets similar to ours. Our agreements with value-added resellers provide that, in exchange for their endorsement of our products and services and upon the installation of a new merchant referred by them, we will pay the value-added reseller a portion of the sales commission from the Relationship Manager responsible for that merchant and/or a transaction fee.

As we continue to expand our product offerings, we intend to introduce capabilities that will allow our systems to be compatible with third-party software developers while working to reduce merchants' third-party up-front costs for processing with us. We are committed to passing along our cost efficiencies to our merchants and their POS providers to encourage joint technology partnerships.

Merchant and Transaction Risk Management

We focus our sales efforts on low-risk bankcard merchants and have developed systems and procedures designed to minimize our exposure to potential merchant losses.
We have developed significant expertise in industries that we believe present relatively low risks as the customers are generally present and the products or services are generally delivered at the time the transaction is processed. These industries include restaurants, brick-and-mortar retailers, professional service providers, convenience and liquor stores, automotive sales and repair shops, gas stations, lodging establishments and others. The following table summarizes our SME merchants by industry as of December 31, 2014.

Restaurants	24.7%
Retail	18.7%
Professional Services	12.8%
Convenience, Fast Food & Liquor	11.4%
Automotive	7.7%
Lodging	3.1%
Petroleum	1.7%
Other	19.9%

Effective risk management helps us minimize merchant losses relating to chargebacks, reject losses and merchant fraud for the mutual benefit of our merchants and ourselves. We believe our knowledge and experience in dealing with attempted fraud has resulted in our development and implementation of effective risk management and fraud prevention systems and procedures for the types of fraud discussed in this section. In 2014, 2013 and 2012, we experienced merchant losses of $7.3 million, $3.1 million and $2.0 million, respectively, or 0.90 basis points, 0.41 basis points and 0.28 basis points, respectively, of our SME card processing volume. In 2014, our losses included $4.6 million resulting from chargebacks from a single merchant who entered bankruptcy in the fourth quarter.

We employ the following systems and procedures to minimize our exposure to merchant and transaction fraud:
Underwriting. Our sales force sends new applications to their regional service team for scoring and account set up. Higher-risk applications are routed to our credit underwriting department for review and screening. Our underwriting department's review of these applications serves as the basis for our decision whether to accept or reject a merchant account. The review also provides the criteria for establishing cash deposit or letter of credit requirements, processing limits, average transaction amounts and pricing, which assists us in monitoring merchant transactions for those accounts that exceed those pre-determined thresholds. The criteria set by our underwriting department also assist our risk management staff in advising merchants with respect to identifying and avoiding fraudulent transactions. Depending upon their experience level, our underwriting staff has the authority to render judgment on new applications or to take additional actions such as adjusting processing limits supported by prior processing history, analyzing average charge per transaction information or establishing cash deposits/letters of credit, reserves, and delayed funding requirements for new and existing merchants. Our underwriting department prepares accounts that are risk-sensitive for our Credit Committee review. The Credit Committee consists of a Manager of Underwriting, Manager of Risk Review, Director of Underwriting and Vice President of HSC Operations. Merchant accounts that exceed certain committee thresholds are reviewed by our CEO, Vice Chairman or Chief of Operations. Our sponsor banks also review and approve our merchant underwriting policies and procedures to ensure compliance with Visa and MasterCard operating rules and regulations.
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
Collateral. We require some of our merchants to establish cash deposits or letters of credit that we use to offset against liabilities we may incur. We hold such cash deposits or letters of credit for as long as we are exposed to a loss resulting from a merchant's payment processing activity. In addition, we maintain a five-day delayed deposit policy on transactions processed by our Internet merchants and newly established merchants who have not previously processed bankcards to allow for additional risk monitoring. We also place a “hold” on batches containing questionable transactions, diverting the funds to a separate account pending review. As of December 31, 2014, these cash deposits and delayed and “held” batches totaled approximately $6.2 million.

Industry Overview
    The payment processing industry provides merchants with credit, debit, gift and loyalty card and other payment processing services, along with related information services. The industry continues to grow as a result of wider merchant acceptance, increased consumer use of bankcards and advances in payment processing and telecommunications technology. According to The Nilson Report, total expenditures for all card type transactions by U.S. consumers are expected to grow to $6.6 trillion by 2018, representing a compound annual growth rate of 10.0%. The proliferation of bankcards has made the acceptance of bankcard payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. This increased use of bankcards and prepaid cards, payment processing via smart phones, enhanced technology initiatives, efficiencies derived from economies of scale and the availability of more sophisticated products and services to all market segments has resulted in a highly competitive and specialized industry.
The payment processing industry is dominated by a small number of large, fully integrated payment processors that sell directly to, and handle the processing needs of, the nation's largest merchants. These integrated processors serve a broad market spectrum from large to small merchants and some provide banking, ATM and other payment-related services and systems in addition to card payment processing. Large national merchants with multiple locations and high volumes of bankcard transactions typically demand and receive the full range of payment processing services at low per-transaction costs.
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

Accordingly, services to the SME merchant market segment historically have been characterized by basic payment processing without the availability of the more customized and sophisticated processing, information-based services or customer service that are offered to large merchants. The continued growth in bankcard transactions is expected to cause SME merchants to increasingly value sophisticated payment processing and information services similar to those provided to large merchants. Heartland employees handle all aspects of the merchant’s payments needs, including sales, underwriting and risk management and servicing, as well as ancillary services like equipment deployment and repair and transaction tokenization and encryption services.
We compete with other providers of payment processing services on the basis of the following factors:
• Sales force size and effectiveness
• Range of product offering
• Quality of service
• Reliability of service
• Professional association endorsements
• Ability to evaluate, undertake and manage risk
• Speed in approving merchant applications
• Price
• Brand name

Some of our large competitors have substantially greater capital resources than we have. Others operate as subsidiaries of financial institutions or bank holding companies, which could allow them to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. Further, since they are affiliated with financial institutions or banks, these competitors may not incur the costs associated with being sponsored by a bank for registration with card networks and they can settle transactions quickly for the merchants with a deposit account at the bank. In addition, large, global technology companies are emerging in the non-bankcard payment space.

Competitive Advantage
We believe our competitive strengths related to card payment processing, particularly for SME merchants, include the following:

•	Large, Experienced, Efficient, Direct Sales Force

We sell and market our SME card payment processing services through a nationwide direct sales force of 911 Relationship Managers and Territory Managers, and 74 Senior Product Advisors, as of December 31, 2014, who work exclusively for us. Our sales professionals have local merchant relationships and industry-specific knowledge that allow them to effectively compete for merchants. These relationships are also supported by our customer service and support teams located in our service center. We believe our control of sales, underwriting and servicing both enhances our SME merchant retention and reduces our risks. We also believe that internally generated SME merchant contracts generally are of a higher quality and are more predictable than contracts acquired from third parties and the costs associated with such contracts generally are lower than the costs associated with contracts acquired from third parties.
Many of our competitors rely on third party distribution channels, including Independent Sales Organizations (“ISOs”) and Value-Added Resellers (“VARs”) that often generate merchant accounts for multiple payment processing companies, maintain ownership of the merchant relationships and may demand, over time, an increasing level of compensation from their processors.

We grow our SME payment processing business exclusively through internal expansion by generating new SME merchant contracts submitted by our own direct sales force.

•	Strong Position and Substantial Experience in Our Target Markets

As of December 31, 2014, we were providing card payment processing services to 169,831 active SME merchants located across the United States. We believe our understanding of the needs of SME merchants and the risks inherent in doing business with them, combined with our efficient direct sales force, provides us with a competitive advantage over larger service providers that access this market segment through third-party sales channels. We also believe that we have a competitive advantage over service providers of a similar or smaller size that may lack our extensive experience and resources, and so do not benefit from the economies of scale that we have achieved.

At December 31, 2014, we also provided card payment processing services to approximately 2,181 Network Services merchants with approximately 42,397 locations. These Network Services merchants are predominantly in the petroleum industry. We believe that our understanding of the processing needs of petroleum merchants and the products we offer them provides us with a competitive advantage.

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
To further promote our products and services, we have entered into referral arrangements with various trade associations, with an emphasis on restaurant and hospitality groups. We believe that these partnerships have enabled us to gain exposure and credibility within the restaurant and hospitality industries and have provided us with opportunities to market our products to new merchants.
Our historical focus on SME merchants has diversified our merchant portfolio and we believe has reduced the risks associated with revenue concentration. In 2014, no single SME merchant represented more than 0.41% of our total SME Visa and MasterCard processing volume, consistent with prior years.
Our Network Services business has further diversified our total merchant portfolio, adding a substantial base of large national merchants, predominantly in the petroleum industry.

•	Merchant-Centric Culture

We have built a corporate culture and established practices that we believe improve the quality of services and products we provide to our merchants. We developed and endorsed the Merchant Bill of Rights, an advocacy initiative that details ten principles we believe should characterize all merchants' processing relationships. The Merchant Bill of Rights allows our sales team to differentiate our approach to bankcard processing and we believe that a focus on these principles will enhance our merchant relationships, and so reduce merchant attrition. We believe that our culture and practices allow us to maintain strong merchant relationships and differentiate ourselves from our competitors in obtaining new merchants.
Our merchant-centric culture spans from our sales force, which maintains a local market presence to provide rapid, personalized customer service, through our service center, which is segmented into regional teams to optimize responsiveness, and to our technology organization, which has developed a customer management interface and information system that alerts our Relationship Managers to any problems a merchant has reported and provides them with detailed information on the merchants in their portfolio. Additionally, we believe that we are one of the few companies that fully disclose our pricing to merchants. We think this approach contributes substantially to building long-term merchant relationships.

•	Scalable Operating Structure

Our scalable operating structure generally allows us to expand our operations without proportionally increasing our fixed and semi-fixed support costs. In addition, our front-end and back-end card processing technology platforms were designed with the flexibility to support significant growth and drive economies of scale with low incremental transaction costs. Most of our operating costs are tied to the number of individuals we employ. We have in the past used, and expect in the future to use, technology to leverage our personnel, which should cause our personnel costs to increase at a lower rate than our card processing volume.

•	Advanced Technology

We employ information technology systems, which use the Internet to improve management reporting, enrollment processes, customer service, sales management, productivity, merchant reporting and problem resolution. We believe that these systems help attract both new merchants and Relationship Managers and provide us with a competitive advantage over many of our competitors who rely on less flexible legacy systems. We also offer a full suite of data security solutions, including encryption, tokenization and EMV, all wrapped with a data breach warranty that responds to an increasingly security-focused SME merchant.

We actively leverage the latest advances in technology to provide the best payments experience for merchants within liability levels that we believe exceed industry norms.

Campus Solutions
In September 2014, we acquired TouchNet Information Systems, Inc. ("TouchNet") for a cash payment of $375 million, less a net working capital deficit, for all outstanding common shares. TouchNet, an integrated commerce solutions provider to higher-education institutions, added more than 600 higher education clients serving over 6 million students, which is nearly one-third the higher education enrollment in the United States, to Heartland’s Campus Solutions business. This acquisition allows Heartland to offer the higher education market an end-to-end integrated commerce and payments solution that is unmatched in the industry. Since 1989, TouchNet has been a pioneer in delivering innovative payment solutions. Colleges and universities have relied on TouchNet to unify and secure payment and related business transactions throughout the campus enterprise. TouchNet enables institutions of higher education to process and manage the myriad of campus payments—from student tuition to parking to alumni donations to campus events—on one platform and through one service provider.
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
Campus Solutions also provides open- and closed-loop payment solutions for college or university campuses to efficiently process small-value electronic transactions. Campus Solutions currently serves more than 2,600 colleges and universities across multiple higher education sectors including nonprofit, for-profit, private, and community colleges.
Besides payment processing, our OneCard product enables personal identification, door access, cashless vending transactions, cashless laundry, meal plans and cashless printing at campus facilities. Our innovative Give Something Back Network adds Internet and phone-accessible closed-loop debit card-based financial services to the students, faculty, staff and local community merchants of an educational institution. In addition, our RefundSelect program, which we introduced in 2010, addresses the major operational needs of campuses by providing an open-loop debit card platform onto which schools load financial aid refunds. At December 31, 2014, we had 59 colleges enrolled in the RefundSelect program. We issued 450,000 refunds for approximately $801 million in 2014. We currently have 239 OneCard and RefundSelect college and university accounts.

The Campus Solutions industry is competitive with no single competitor providing the complete set of solutions that we provide. However, companies such as Higher One, Nelnet and Tuition Management Systems are larger competitors that compete with some of the solutions provided by us. Competition is primarily based on the products and services offered, innovation, customer service, reputation and price. Products must be compliant with various government regulations, which impede new, smaller entrants. We believe our Campus Solutions business is well positioned to gain customers and generate additional revenue by selling additional products to our existing base of customers.

The following table summarizes revenue and operating income (loss) for Campus Solutions for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Revenue	$61,538	$36,186	$8,065
Operating income (loss)	12,653	3,930	(16)

Heartland School Solutions
Heartland School Solutions provides cafeteria POS solutions to more than 34,000 schools, making us the largest provider of kindergarten through 12th grade (K-12) food-service technology in the nation. In conjunction with this core POS business, approximately 80% of our customer schools actively use Heartland's online prepayment solutions to allow parents to fund accounts for school lunches or other on-campus activities. Parents can opt to establish recurring payments with customized low balance thresholds, make one-time payments, or simply see what their students ate for lunch that day.  With a consistently high annual renewal rate for its POS customers, those platforms serve as a reliable base on which to offer additional value-added products and services. We offer back-office management software, hardware, annual technical support, and training to our customer school districts.
Heartland School Solutions has been built through a series of six acquisitions in 2010, 2011, 2012, and 2014. On April 1, 2014, Heartland completed its most recent acquisition in this market, MCS Software. Following the acquisitions, we focused on merging the management and operational structures of the six acquired businesses that make up the School Solutions group. The more than 200 combined School Solutions professionals now operate under a single management structure and go-to-market strategy. While continuing to maintain certain legacy POS platforms for the foreseeable future, we combined all online prepayment activity into two platforms: MySchoolBucks and MyLunchMoney. Together these two systems have more than 5 million registered users. During 2014, we made a significant investment in our consumer-focused marketing strategy in order to encourage more widespread adoption of our online payment products, which, along with our acquisition of MCS Software, resulted in total growth in processing volume of 24% in 2014.

The K-12 food service technology industry is competitive, with our largest competitor being Horizon Software International and other smaller, privately held companies. Competition in the K-12 food-service technology industry is primarily based on the products and services offered, innovation, customer service, ease of use, reputation and price. Products must be in compliance with government regulations for schools in the districts we serve. Payment processing is becoming an increasingly important element of the overall offering for schools, which provides us with a competitive advantage, as we are the only payment processor in the K-12 industry. We believe we are well positioned to gain new school customers and generate additional revenue with our existing customers primarily through greater adoption of payment processing services.

The following table summarizes revenue and operating income for Heartland School Solutions for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Revenue	$57,570	$50,541	$36,614
Operating income (a)	10,874	16,348	8,766
(a) See Note 1 Organization and Operations in the Notes to Consolidated Financial Statements for a
discussion of an Out-of-Period Adjustment recorded in the year ended December 31, 2014.

Heartland Payroll Solutions
We operate a full-service nationwide payroll processing service. Our payroll services include check printing, direct deposit, related federal, state and local tax deposits, time clock sales and integrations, accounting documentation and human resources information. In order to improve operating efficiencies and ease of use for our customers and to decrease our own processing costs, we offer electronic and paperless payroll processing that allows an employer to submit its periodic payroll information to us via the Internet. If a customer chooses the online option, all reports and interactions between the employer and Heartland Payroll Solutions can be managed electronically, eliminating the need for cumbersome paperwork. Approximately half of our payroll customers currently submit their information electronically. However, if a customer chooses not to submit their payroll data online, they may submit such information via phone or facsimile. Regardless of input method, clients can choose to have Heartland Payroll Solutions print and ship their payroll package or to receive this information electronically.
On December 31, 2012, we acquired Ovation, adding more than 10,000 customers to our payroll business. As of December 31, 2014, 2013 and 2012, we provided payroll processing services to 25,764, 24,088 and 22,553 customers, respectively. In 2014, 2013 and 2012, we added 5,821, 5,797 and 2,984 new payroll processing customers, respectively.
We operate a comprehensive payroll management platform, which streamlines all aspects of the payroll process to enable time and cost savings. We consider our payroll platform to be state of the art, enabling us to process payroll on a large scale and provide customizable, cost-effective solutions for businesses of all sizes. It enables faster processing and continuous updates to help businesses remain compliant with payroll, tax and human resources regulations. The platform features web-hosted access, enabling businesses and their accountants to securely access all payroll data from virtually anywhere with SSL-encryption protection. It also provides robust, easy-to-use reporting for better business analysis. The Heartland Payroll platform is equipped to interface with certain leading providers of accounting services and time and attendance applications, as well as restaurant and retail POS systems. Our platform also includes an Employee Self-Serve web portal that allows employees to review copies of their paychecks, vouchers, and payroll detail, and maintain their individual demographic information.

The payroll processing services industry is highly competitive, with services provided by outsourced providers like Heartland Payroll Solutions, but also accounting firms and self-service options. Overall the industry is comprised of two major segments: large national full-service payroll providers, and numerous much smaller national, regional, local and online providers. While large national payroll service firms such as ADP, Paychex, Ceridian, and Intuit are highly recognized, the full service payroll industry market is very fragmented. We compete with both segments.
Competition in the payroll processing industry is primarily based on service responsiveness, payroll accuracy, quality, reputation, range of product offering and price. The payroll industry faces continually evolving tax, regulatory and technology environments, which for smaller competitors create increasingly complex tax, compliance tracking (e.g. Affordable Care Act) technology, third-party integrations, customer service and platform development challenges that they may lack the technical and financial resources to overcome. We believe Heartland Payroll Solutions is well positioned to continue to gain market share from those challenged providers. Additionally, we believe our competitive position is enhanced through our ability to offer payment processing services to payroll customers, and vice versa, and thus offer an integrated services suite, which will provide our customers with efficient and convenient options.

The following table summarizes revenue and operating income for Heartland Payroll Solutions for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Revenue	$50,394	$44,565	$21,368
Operating income	9,076	3,404	2,424

Heartland Commerce
Heartland Commerce provides a comprehensive suite of POS solutions, payment processing capabilities and other adjacent business service applications, serving the hospitality and retail industries. Heartland Commerce is comprised of existing POS businesses; Xpient, Liquor POS, and our other POS solutions, and will include the recently acquired pcAmerica and Dinerware POS businesses.
In October 2014, we purchased Xpient, a leading food service industry enterprise-level POS software provider. This acquisition adds 25,000 installed locations to our POS business. Xpient provides advanced technology to 11 of the top 25 quick-service and fast casual restaurant brands, including Taco Bell, Jack in the Box and Panera Bread. Acquiring Xpient allows Heartland to meet the critical technology needs of its restaurant industry customers. The expanded portfolio will allow restaurants of all sizes to seamlessly manage kitchen throughput even during the busiest times, whether generated at the drive-thru, front counter or through mobile applications. Xpient's solutions help streamline front-of-house operations, onsite and mobile orders, and mobile payments functionality.
In February 2014, we acquired Liquor POS, a leading provider of POS systems to the liquor retail vertical. It currently serves more than 3,400 merchants to whom we expect to offer our products and services.
In January 2015, we acquired pcAmerica, a leading retail and restaurant provider of POS systems which streamline its customers daily operations, including customer transactions, inventory tracking, employee labor, and marketing reports, and are designed to meet the evolving needs of retail stores or restaurants. Some notable pcAmerica users include Flowers Foods, Goodwill Stores, Baskin-Robbins, Tasti D-Lite and various United States Embassies and Consulates.
In February 2015, we acquired Dinerware a provider of restaurant POS software solutions to the hospitality industry. Dinerware customers include upscale restaurants, cafes, nightclubs, bar and grills, fast casual restaurants, counter service establishments, quick serve restaurants, hotels, casinos, cafeterias, golf courses, and wineries.
Previously, we acquired a 67% ownership interest in Leaf in September 2013 and acquired the remaining 33% interest in August 2014. Leaf provided us with a software-as-a-service (SaaS) POS system to deliver an open-architecture platform supporting numerous vertical-specific business applications.
Dinerware and pcAmerica are in the process of developing cloud-based POS systems that complement their well-established on-premise POS solutions. These cloud-based POS systems overlap with what was being developed by Leaf, and Dinerware and pcAmerica technologies and development plans provided management insight into the status and positioning of

Leaf’s technology in the marketplace. Consequently, management decided that it will stop POS development efforts at Leaf, and write down related POS assets.

Separately, we determined that our investment in TabbedOut, a mobile payments provider, was substantially impaired as of December 31, 2014 and recorded an impairment charge of $4.0 million related to that investment. In the fourth quarter ended December 31, 2014, we recorded total asset impairment charges of $41.4 million pre-tax, ($37.6 million after-tax, or $1.02 per share), related to the values ascribed to our investments at Leaf and in Prosper, an internally developed POS software technology, and our investment in TabbedOut, a mobile payments provider.

The POS solutions industry has become increasingly competitive, and integrated with payments, with some of the large POS companies forging key partnerships with payments companies, and other merchant acquirers selling their services through POS VARS. As a way to surpass the competition, Heartland’s strategy is to not only establish partnerships with POS dealers but to also own select best of breed POS technologies. This enables us to offer a truly integrated POS platform that becomes the focal point for many of Heartland's value added applications including payment processing, table management, payroll, security, and online ordering.
Micropayments
We began addressing the small-value transaction market in 2006. We manufacture and sell solutions comprising unattended online wireless credit card-based payment systems, and unattended value top-up systems for off-line closed-loop smart (chip) card based payment systems. Our electronic cash systems provide small-value transaction processing for commercial laundry machines and vending machines, which are located in apartment laundries, cruise ships, corporate and university campuses, and penitentiaries. These systems offer consumers convenient ways to use their debit and credit cards to purchase and reload electronic cash cards, and to spend the value on the card for small-value purchases in both attended and unattended POS locations. In addition, we provide merchants financial settlement between the electronic cash card issuer and the vendor/merchant who accepts the card as payment. Our WaveRider system allows laundry patrons to use their debit or credit card to pay directly for their laundry right at the washer or dryer, simply by swiping their card. We believe there is increasing consumer demand for, and merchant interest in, card-based solutions for small denomination transactions, and expect to make additional investments in the future in developing solutions in this area.
The unattended payments industry is competitive with the largest competitor being USA Technologies. Other competitors include vending machine manufacturers and privately held companies focusing on specific vertical markets. Competition is primarily based on the products and services offered, ease of installation and setup, innovation and price. As payment processing is a core component of the services offered, we believe that we have a distinct advantage over many of our competitors. As unattended payments become more commonplace and expected, we believe that we will continue to add new customers.

The following table summarizes revenue and operating income for Micropayments for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Revenue	$16,950	$12,634	$8,201
Operating income	3,568	1,336	142

Heartland Marketing Solutions
Heartland Marketing Solutions ("HMS") delivers a full suite of consumer engagement solutions for merchants. These include mobile and card-based gift and rewards marketing services to merchant locations through real-time communications with the merchant POS, enabling us to leverage existing installations across our merchant base and enhancing our overall value proposition to the merchant community. In addition to gift and rewards, HMS also delivers vertical use case driven mobile applications, such as the Heartland ToGo product, a mobile and online ordering solution that is integrated with gift and rewards. In addition to servicing the SME merchant market, HMS also provides these solutions to regional and national brands.
The Marketing Solutions space continues to evolve and become even more relevant as merchants are looking for deeper engagement with their customers. In 2014, HMS launched several enhancements such as a suite of Application Programming Interfaces ("APIs"), integration into several mobile application providers, a full suite of digital card distribution to the SME space and has developed the groundwork for a robust data and analytics solution. As of December 31, 2014,

Heartland Marketing Solutions has 11,669 active merchant locations and loaded $340 million on approximately 7.1 million consumer gift cards, compared to 10,426 active merchant locations and $241 million loaded on approximately 5.5 million cards as of December 31, 2013.

In addition, there has been prolific emergence of mobile application providers to enable merchants to create a branded mobile application to compete with other large brands. HMS has reacted by developing a robust set of APIs to enable integration in the fast-moving market to allow for quick integration into multiple third-party solutions. This option enables merchants to partner with any application developer to integrate gift and rewards into the application of their choosing. HMS has integrated with several vertical use case driven mobile applications and launched Heartland ToGo, a mobile and online ordering solution with embedded gift and rewards in August of 2014. As of December 31, 2014, Heartland has boarded more than 150 merchants on the Heartland ToGo solution.

The core gift space, historically defined as merchant branded gift card, is highly competitive. Most solutions are currently sold and provisioned by merchant processors. Competition usually focuses on one of two markets depending on their merchant base: medium to large merchant providers where solutions are highly flexible, feature-rich and allow for customization, and small merchant providers where solutions are still feature-rich, but have been streamlined to minimize implementation costs. Competition includes First Data Gift Card, StoredValueSystems (owned by FleetCor), Valutec (owned by Fidelity National Information Services) and Givex. We believe that very few gift card providers have a robust rewards platform, so merchants usually have to go to two different providers to satisfy their gift and rewards needs. Heartland Marketing Solutions is one of the few providers whose platform was specifically built to support both gift and rewards implementations.

The following table summarizes revenue and operating income (loss) for HMS for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Revenue	$9,364	$9,649	$13,477
Operating income (loss)	378	(248)	1,666

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

    In May 2014, we submitted to the New York Stock Exchange the CEO certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual without qualification.

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

The Heartland Secure solution could be breached at one or many merchant locations. In the event of a breach of the Heartland Secure solution, we could face material financial liability.

In 2015, we began offering a warranty to merchants using the Heartland Secure™ solution, a comprehensive credit/debit card data secure payment solution combining EMV, the Heartland E3® end-to-end encryption technology and tokenization.  Through the warranty, Heartland agrees not to pass on to covered merchants those costs, fees and fines from card brands that result from a breach.

The Heartland Secure solution could be breached at one or many merchant locations.   In the event of a breach of the Heartland Secure solution, we could face liability for the costs associated with the breach, and the fees and fines assessed by the card brands. In addition, we may face liability arising from: (i) claims for unauthorized purchases with misappropriated bankcard information, (ii) impersonation or other related fraud claims; (iii) products liability claims; and/or (iv) breach of warranty claims. We could face protracted and costly litigation relating to such claims.  If the Heartland Secure solution is breached, our reputation could be harmed, which may deter clients from using our services, and such a breach may have a material adverse effect upon our financial position and results of operations.

If we fail to comply with the applicable requirements of the Visa and MasterCard bankcard networks, Visa or MasterCard could seek to fine us, suspend us or terminate our registrations. Fines could have an adverse effect on our operating results and financial condition, and if these registrations are terminated, we will not be able to conduct our primary business.

On occasion, we have received notices from Visa and MasterCard of non-compliance and fines, which have typically related to excessive chargebacks by a merchant or data security failures on the part of a merchant. If we are unable to recover fines from our merchants, we will experience a financial loss. The termination of our registration, or any changes in the Visa or MasterCard rules that would impair our registration, could require us to stop providing Visa and MasterCard payment processing services, which would make it impossible for us to conduct our business on its current scale.

We rely on sponsor banks, which have substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions. If these sponsorships are terminated and we are unable to secure new bank sponsors, we will not be able to conduct significant portions of our business.

            Over 73% of our revenue is derived from processing Visa and MasterCard bankcard transactions. Because we are not a bank, we are not eligible for membership in the Visa and MasterCard networks and are, therefore, unable to directly access the bankcard networks. Instead, Visa and MasterCard operating regulations require us to be sponsored by a member bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through Wells Fargo Bank N.A. since February 2012, The Bancorp Bank since November 2009, and Barclays Bank Delaware since March 2011.

Our sponsorship agreements with Wells Fargo Bank N.A., The Bancorp Bank and Barclays Bank Delaware expire February 2016, February 2016 and March 2016, respectively. If our sponsorships are terminated and we are unable to secure another bank sponsor or sponsors, which could arise due to future consolidation of sponsor banks or because sponsor banks exit this line of business, we will not be able to process Visa and MasterCard transactions. Furthermore, some agreements give the sponsor banks substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants and our customer service levels. Our sponsor banks' discretionary actions under these agreements could be detrimental to our operations.

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
We are required to assist our Sponsor banks in complying with certain of their regulatory obligations. In particular, the anti-money laundering provisions of the USA PATRIOT Act require that customer identifying information be obtained and verified. In addition, both we and our Sponsor banks are subject to the laws and regulations enforced by the Office of Foreign Assets Control, or OFAC, which prohibit U.S. persons from engaging in transactions with certain prohibited persons or entities. Our failure to comply with any of these laws or rights could materially and adversely affect our business, financial credit and results of operations.

We are subject to laws and regulations relating to the collection, use, retention, security and transfer of personally identifiable information and data regarding our customers and their financial information. In addition, we are bound by our own privacy policies and practices concerning the collection, use and disclosure of user data, which are posted on certain of our website pages. New legislation and regulations in this area have been proposed, both at the federal and state level. Such measures, including pending Federal legislation, would potentially impose additional obligations on us, including requiring that we provide notifications to consumers and government authorities in the event of a data breach or unauthorized access or disclosure, beyond what state law already requires.

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

Global economics, political and other conditions may adversely affect trends in consumer spending, which may adversely impact our revenue and profitability.

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

Reject losses arise from the fact that we typically collect our fees from our SME merchants on the first day after the monthly billing period. This results in the build-up of a substantial receivable from our customers, which significantly exceeds the receivables of any of our competitors which generally assess their fees on a daily basis. If a merchant has gone out of business during the billing period, changes their demand deposit account, or institutes blocks on its demand deposit account, we may be unable to collect such fees. In addition, if our sponsor bank is unable, due to system disruption or other failure, to collect our fees from our merchants, we would face a substantial loss.

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

In the years ended December 31, 2014, 2013 and 2012, we incurred charges relating to chargebacks, reject losses and merchant fraud of $7.3 million, $3.1 million and $2.0 million, respectively, or 0.90 basis points, 0.41 basis points and 0.28 basis points, respectively of our SME card processing volume. In 2014, our losses included $4.6 million resulting from chargebacks from a single merchant who entered bankruptcy in the fourth quarter.

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

            We experience attrition in merchant card processing volume resulting from several factors, including business closures, transfers of merchants' accounts to our competitors and account closures that we initiate due to heightened credit risks. During the years ended December 31, 2014, 2013 and 2012, we experienced average annualized attrition in our SME card processing volume of 12.7%, 12.9% and 12.8%, respectively. Substantially all of our SME processing contracts may be terminated by either party on relatively short notice. We cannot predict the level of attrition in the future, and it could increase. Increased attrition in merchant card processing volume may have an adverse effect on our financial condition and results of operations. If we are unable to establish accounts with new merchants or otherwise increase our card processing volume in order to counter the effect of this attrition, our revenues will decline.

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

            The market for payment processing services is highly competitive. Other providers of payment processing services have established a sizable market share in the small and mid-sized merchant processing sector. Maintaining our historic growth will depend on a combination of the continued growth in electronic payment transactions and our ability to increase our market share. According to The Nilson Report, we accounted for approximately 4.5% of the 77.2 billion of purchase transactions processed by all U.S. bankcard acquirers in 2013. The competition we face may affect the prices we are able to charge. If the competition causes us to reduce the prices we charge, we will have to aggressively control our costs or our profit margins will decline. In addition, some of our competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies. Our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a bank into the card networks and can settle transactions more quickly for their merchants than we can for ours. These competitors have substantially greater financial, technological, management and marketing resources than we have. This may allow our competitors to offer more attractive fees to our current and prospective merchants, or other products or services that we do not offer. This could result in a loss of customers, greater difficulty attracting new customers, and a reduction in the price we can charge for our products and services.

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

Our patents, trademarks, proprietary software and other intellectual property are critical to our future success. We rely on proprietary technology. It is possible that others will independently develop the same or similar technologies. Assurance of protecting our rights and proprietary information cannot be guaranteed. Our patents could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide any meaningful protection or advantage. If we are unable to maintain the proprietary nature of our technologies, we could lose competitive advantages and be materially adversely affected. Adverse determinations in judicial or administrative proceedings could prevent us from precluding others from selling competing services, and thereby may have a material adverse effect on our business and results of operations.
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
Adverse conditions in markets in which we obtain a substantial amount of our card processing volume, such as our largest SME merchant markets of California, Texas, Florida, New York and Ohio, could negatively affect our results of operations.

            Adverse economic or other conditions in California, Texas, Florida, New York and Ohio would negatively affect our revenue and could materially and adversely affect our results of operations. In December 2014, SME merchants located in the following states represented the following percentages of our SME card processing volume: California represented 10.7%, Texas represented 7.7%, Florida represented 4.8%, New York represented 4.7% and Ohio represented 3.6%, respectively. As a result of this geographic concentration of our merchants in these markets, we are exposed to the risks of downturns in these local economies and to other local conditions, which could adversely affect the operating results of our merchants in these markets. No other state represented more than 3.5% of our SME card processing volume in December 2014.

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

            Unlike many of our competitors who rely on Independent Sales Organizations or salaried salespeople and telemarketers, we rely on a direct sales force whose compensation is entirely commission-based. Through our direct sales force of approximately 911 Relationship Managers and Territory Managers and 74 product specialists (SPAs), we seek to increase the number of merchants using our products and services. We intend to significantly increase the size of our sales force. Our success partially depends on the skill and experience of our sales force. If we are unable to retain and attract sufficiently experienced and capable Relationship Managers, Territory Managers and SPAs, our business and financial results may suffer.

Any potential strategic acquisitions or buyouts of our sales persons portfolio equity that we make could disrupt our business and harm our financial condition.

            We expect to evaluate potential strategic acquisitions of complementary businesses, products or technologies. We may not be able to successfully finance or integrate any businesses, products or technologies that we acquire. Furthermore, the integration of any acquisition may divert management's time and resources from our core business and disrupt our operations. We may spend time and money on projects that do not increase our revenue. To the extent we pay the purchase price of any acquisition in cash, it would reduce our cash reserves or increase our borrowings, and to the extent the purchase price is paid with our stock, it could be dilutive to our stockholders. We, from time to time, evaluate potential acquisitions of businesses, products and technologies, and anticipate continuing to make these evaluations.

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

    The interest rates on debt outstanding under our Credit Agreement are floating based on the LIBOR rate; accordingly, if the LIBOR rate increases, our interest expense will be higher on the portion of our debt outstanding not managed with interest rate swaps. At December 31, 2014, there was $559.8 million outstanding under our Credit Agreement. We are party to fixed-pay amortizing interest rate swaps having a notional amount of $15.0 million at December 31, 2014. These interest rate swaps convert $15.0 million of our borrowings under our Credit Agreement to fixed rate. These interest rate swaps amortize at $3.75 million per quarter in 2015 until their expiry in November 2015. At December 31, 2014 the fair value of these interest rate swaps, a liability of $0.1 million, was recorded in accrued expenses and other liabilities.

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

We were in compliance with these covenants as of December 31, 2014. Failure to be in compliance with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all or a portion of our outstanding indebtedness, which would have a material adverse effect on our business, financial condition and results of operations.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition, and results of operations.

As a result of recent acquisitions, a significant portion of our total assets consist of goodwill and intangible assets. Combined goodwill and intangible assets, net of amortization, accounted for approximately 45% and 27% of the total assets on our balance sheet at December 31, 2014 and 2013, respectively. We may not realize the full carrying value of our intangible assets and goodwill. We test goodwill for impairment at least annually and during interim periods if an event occurs or changes in circumstances suggest a potential decline in the fair value of goodwill. We also evaluate intangible assets on an ongoing basis for indicators of impairment. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. If testing indicates that impairment has occurred, we would be required to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, financial condition, and results of operations. Our impairment testing in 2014 indicated an impairment of goodwill and intangible assets relating to our Leaf reporting unit and related POS assets resulting in pre-tax impairment charges of $37.4 million, of which $18.5 million was related to goodwill.

The costs and effects of pending and future litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, financial position, results of operations and cash flow.

We are from time-to-time involved in various litigation matters and governmental or regulatory investigations or similar matters arising out of our current or future business. Our insurance or indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Should the ultimate judgments or settlements in any pending litigation or future litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition, results of operations and cash flow. For more information about our legal proceedings, refer to “Item 3: Legal Proceedings” herein.

Future sales of our common stock, or the perception in the public markets that these sales may occur, could depress our stock price.

            Sales of substantial amounts of our common stock in the public market, or the perception in the public markets that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. At December 31, 2014, we had 36,344,921 shares of our common stock outstanding. In addition, as of December 31, 2014, we had outstanding stock options and restricted share units totaling 1,439,612 shares issued under our amended and restated 2008 Equity Incentive Plan and our 2000 Incentive Stock Option Plan, of which 187,643 were vested. Assuming the exercise of all outstanding options to acquire our common stock and the vesting of all restricted share units and performance share units, our current stockholders would own on a fully-diluted basis 95% of the outstanding shares of our common stock, and the number of shares of our common stock available to trade could cause the market price of our common stock to decline. In addition to the adverse effect a price decline could have on holders of our common stock, such a decline could impede our ability to raise capital or to make acquisitions through the issuance of additional shares of our common stock or other equity securities.

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

The payment of dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend on, among other factors, our earnings, stockholders' equity, cash position and financial condition. No assurance can be given that we will be able to or will choose to pay any dividends in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

At December 31, 2014, we owned one facility and leased thirty three facilities which we use for operational, sales and administrative purposes.

Our principal executive offices are located in approximately 9,300 square feet of leased office space on Nassau
Street in Princeton, New Jersey. The Nassau Street lease expires in June 2023. We own 58 acres of land in Jeffersonville, Indiana, on which we constructed our operations and service center. The state-of-the-art facility is comprised of 238,000 square feet of space supporting customer service, operations, deployment, day care, fitness, cafeteria, and large company meetings.

As of December 31, 2014, we also leased the following facilities located throughout the United States to operate our business. Multi-purpose facilities include administrative, sales, operations, technology and facilities shared by multiple business segments.

Segment	Square Feet	Expiration
Multi-purpose	298,029	1/31/2015 to 12/31/2026
Campus Solutions	79,449	2/28/2015 to 12/31/2019
Heartland School Solutions	41,015	3/31/2015 to 6/30/2023
Heartland Payroll Solutions	53,781	7/31/2015 to 7/31/2019
Heartland Commerce	50,852	6/30/2015 to 6/30/2017
Heartland Marketing Solutions	10,838	12/31/2016
	533,964
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

Several lawsuits were filed against us and our sponsor banks in connection with the Processing System Intrusion, including putative class action lawsuits brought by financial institutions and banks, which sought to represent all financial institutions that issued payment cards to cardholders whose transaction information was alleged to have been placed at risk in the course of the Processing System Intrusion. These actions were centralized before the United States District Court for the Southern District of Texas as part of a multi-district litigation captioned In re Heartland Payment Systems, Inc. Customer Data Security Breach Litigation, MDL No. 2046, 4:09-md-2046. These actions sought compensatory damages, including recovery of the cost of issuance of replacement cards and losses by reason of unauthorized transactions, as well as injunctive relief, attorneys' fees and costs.

On February 26, 2015, the financial institutions named as plaintiffs in the putative financial institution class actions and/or in the actions that were transferred to or otherwise made part of the centralized multi-district litigation agreed to dismiss their claims with prejudice. As part of this dismissal, we made no payments to the named plaintiffs.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the New York Stock Exchange under the ticker symbol “HPY.” The following table sets forth the high and low sales prices of our common stock and dividend paid per share for the four quarters during the years ended December 31, 2014 and 2013:

	High	Low	Dividend Per Share
2013
Quarter Ended:
March 31, 2013	$33.70	$29.30	$0.07
June 30, 2013	$37.39	$30.29	$0.07
September 30, 2013	$40.38	$36.73	$0.07
December 31, 2013	$50.36	$37.57	$0.07
2014
Quarter Ended:
March 31, 2014	$50.44	$38.67	$0.085
June 30, 2014	$43.52	$37.25	$0.085
September 30, 2014	$49.46	$40.61	$0.085
December 31, 2014	$56.28	$46.67	$0.085

Holders of Common Stock

The number of stockholders of record of our common stock as of February 23, 2015 was 16.

Dividends

Our Board of Directors has declared a quarterly cash dividend on our common stock each quarter since the third quarter of 2006. The payment of dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend on, among other factors, our earnings, stockholders' equity, cash position and financial condition. On February 13, 2015, our Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on March 13, 2015 to stockholders of record as of March 2, 2015.

Securities Authorized For Issuance Under Equity Compensation Plans

We maintain the Heartland Payment Systems, Inc. Amended and Restated 2008 Equity Incentive Plan under which shares of our common stock are authorized for issuance. For more information on this plan, see Note 14, Stock Incentive Plans. Information regarding the common stock issuable under this plan as of December 31, 2014 is set forth in the following table:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,439,612	$35.40	1,439,612
Equity compensation plans not approved by security holders	None	N/A	None
Total	1,439,612	$35.40	1,439,612

Purchases of Equity Securities by the Issuer

Open Repurchase Authorization. On May 8, 2014, our Board of Directors authorized the repurchase of up to $75 million of our outstanding stock. We intend to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including our 2014 Revolving Credit Facility. The manner, timing and amount of repurchases, if any, will be determined by management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements. The repurchase program may be modified or discontinued at any time. As of December 31, 2014, we have not repurchased any shares under the May 8, 2014 authorization.

Performance Graph
The following graph compares the percentage change in cumulative total stockholder return on our common stock for the past five years with the cumulative total returns over the same period of (i) the S&P 500 Index and (ii) the S&P Information Technology Index.

The below comparison assumes $100 was invested on December 31, 2009 in our common stock and in the S&P 500 Index and the S&P Information Technology Index, and assumes reinvestment of dividends, if any. Historical stock prices are not indicative of future stock price performance.

Total Return Performance
Heartland Payment Systems, Inc.
S&P 500 Index
S&P Information Technology Index
$400
$300
$200
$100
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14

	Base Period	Period Ended
	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Heartland Payment Systems, Inc.	$100.00	$117.73	$187.49	$228.91	$389.80	$425.11
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
S&P Information Technology Index	100.00	110.19	112.85	129.57	166.41	199.89

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial information and other data for the years ended December 31, 2014, 2013, and 2012, which are derived from our consolidated financial statements included elsewhere in this report. Historical consolidated financial information for 2011 and 2010 are derived from our consolidated financial statements for those years (not included herein). The information in the following table should be read together with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Income Statement Data:	(In thousands, except per share data)

Total revenues	$2,311,381	$2,135,372	$2,013,436	$1,985,577	$1,855,839
Total costs of services	2,001,342	1,835,706	1,763,701	1,783,731	1,710,335
General and administrative	190,554	173,568	139,934	125,765	99,912
Goodwill impairment charge	18,490	—	—	—	—
Asset impairment charges	18,875	—	—	—	—
Total expenses	2,229,261	2,009,274	1,903,635	1,909,496	1,810,247
Income from operations	82,120	126,098	109,801	76,081	45,592
Net income from continuing operations	31,868	74,102	64,353	42,988	34,183
Net income attributable to Heartland	33,879	78,626	65,889	43,939	34,537

Basic earnings per share:
Income from continuing operations	$0.93	$2.03	$1.67	$1.10	$0.90
Income from discontinued operations	$—	$0.11	$0.04	$0.03	$0.01
Basic earnings per share	$0.93	$2.14	$1.71	$1.13	$0.91

Diluted earnings per share:
Income from continuing operations	$0.91	$1.96	$1.60	$1.07	$0.87
Income from discontinued operations	$—	$0.10	$0.04	$0.02	$0.01
Diluted earnings per share	$0.91	$2.06	$1.64	$1.09	$0.88

Weighted average number of common shares outstanding:
Basic	36,354	36,791	38,468	38,931	37,994
Diluted	37,187	38,053	40,058	40,233	39,310

Dividends declared per share	$0.34	$0.28	$0.24	$0.16	$0.04

Other Data:
Net revenue*	$672,625	$598,982	$529,895	$470,896	$436,374
Operating margin	12.2%	21.1%	20.7%	16.2%	10.4%

*Net revenue is defined as total revenues less Interchange fees and dues, assessments, and fees.

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:	(In thousands)
Total assets	$1,387,773	$900,305	$813,414	$596,921	$561,464
Current portion of borrowings	36,792	—	102,001	15,003	38,286
Long-term borrowings	523,122	150,000	50,000	70,000	85,000
Total liabilities	1,137,013	633,642	602,253	376,869	383,870
Total stockholders’ equity	250,760	260,475	209,786	219,410	177,293

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements and the risk factors included elsewhere in this report.

Overview

General
Our primary business is to provide payment processing services to merchants throughout the United States. This involves providing end-to-end electronic payment processing services to merchants by facilitating the exchange of information and funds between them and cardholders' financial institutions. To accomplish this, we undertake merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support, and risk management. Our card-accepting customers primarily fall into two categories: our core small and mid-sized merchants (referred to as "Small and Midsized Enterprises," or “SME merchants”) and Network Services merchants, predominately petroleum industry merchants of all sizes (referred to as “Network Services merchants”).

We provide additional services such as:

•	Integrated commerce solutions, payment processing, higher education loan services and open and closed-loop payment solutions to higher-education institutions through Campus Solutions,

•
School nutrition, point-of-sale solutions ("POS"), and associated payment solutions, including online prepayment solutions, to kindergarten through 12th grade ("K-12") schools through Heartland School Solutions,

•	Full-service payroll processing and related tax filing services throughout the United States provided by Heartland Payroll Solutions, and

•
Other including (1) prepaid and stored-value card solutions throughout the United States and Canada provided by Micropayments, (2) POS solutions and other adjacent business service applications through Heartland Commerce, and (3) marketing solutions including loyalty and gift cards which we provide through Heartland Marketing Solutions.

Payment Processing
At December 31, 2014, we provided our card payment processing services to 169,831 active SME merchants located across the United States. This compares to 166,697 active SME merchants at December 31, 2013. At December 31, 2014, we provided card payment processing services to approximately 2,181 Network Services merchants with approximately 42,397 locations, compared to 1,024 Network Services merchants with 42,669 locations at December 31, 2013. The increase in the number of Network Services merchants in 2014 primarily reflects adding smaller-size merchants (merchants with single or few locations), predominantly in the petroleum industry. While the decrease in the number of Network Services merchant locations for 2014 reflects a decline in the number of locations we serve for a large retail merchant, partially offset by the locations added by those smaller-size petroleum industry merchants.

Our total card processing volume for the year ended December 31, 2014 was $109.9 billion, a 7.4% increase from the $102.3 billion processed during the year ended December 31, 2013. Our SME card processing volume for the year ended December 31, 2014 was $81.1 billion, a 8.7% increase over $74.6 billion in 2013. This increase in processing volume reflects same store sales growth and the addition of SME merchants whose processing volume exceeded that of merchants who attrited during the year. The increase in SME processing volume also reflects the impact of the new American Express Card Acceptance Program (referred to as "OptBlue") to new and existing merchants. We converted a majority of our existing merchants currently processing under the former sales and servicing agreement with American Express to OptBlue during the third quarter of 2014. Our card processing volume for 2014 also includes $28.8 billion of settled volume for Network Services merchants, compared to $27.7 billion for 2013. Card processing volume for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
SME merchants	$81,077	$74,578	$71,724
Network Services merchants	28,848	27,710	27,894
Canada (a)	—	59	770
Total card processing volume (b)	$109,925	$102,347	$100,388

(a)	Canadian operations were discontinued as result of the sale of CPOS in January 2013.

(b)	Card processing volume includes volume for credit and signature debit transactions.

Merchant attrition is expected in the card payment processing industry in the ordinary course of business. We experience attrition in merchant card processing volume resulting from several factors, including business closures, transfers of merchants' accounts to our competitors and account closures that we initiate due to heightened credit risks. We measure SME processing volume attrition relative to all SME merchants that were processing with us in the same month a year earlier. During the year ended December 31, 2014, we experienced 12.7% average annualized attrition in our SME card processing volume compared to average attrition of 12.9% and 12.8% for the years ended December 31, 2013 and 2012, respectively.

In our SME business, we measure same store sales growth, or contraction, as the change in card processing volume for all card merchants that were processing with us in the same month a year earlier. In 2014, same store sales grew 2.0% on average, compared to 2.0% and 2.2% same store sales growth in 2013 and 2012, respectively. Same store sales growth or contraction results from the combination of the increasing or decreasing use by consumers of bankcards for the purchase of goods and services at the POS, and sales growth or contraction experienced by our retained SME merchants. Historically, our same store sales experience has tracked overall economic conditions. The following table compares our same store sales growth or contraction during 2014, 2013 and 2012:

Same Store Sales Growth (Contraction)	2014	2013	2012
First Quarter	(0.2)%	2.2%	3.4%
Second Quarter	2.4%	1.9%	2.2%
Third Quarter	1.8%	1.6%	1.8%
Fourth Quarter	3.9%	2.4%	1.5%
Full Year	2.0%	2.0%	2.2%

We measure the overall production of our sales force by new gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. We measure installed margin primarily for our SME card processing, payroll processing and loyalty and gift card marketing businesses. In 2014, our newly installed gross margin for the year increased 17% from the gross margin we installed during the year ended December 31, 2013 compared to increases of 22% and 12% in 2013 and 2012, respectively. We attribute this increase in newly installed gross margin to higher volumes and margins at newly installed merchants and improved individual productivity achieved by our salespersons as well as growth in the sales force. Our combined Relationship Managers, Territory Managers, and Senior Product Advisors ("SPAs") totaled to 985, 844 and 739 at December 31, 2014, 2013 and 2012, respectively. We expect to drive increases in year-over-year installed margin in future periods primarily by increasing the number of SPAs and Relationship and Territory Managers.

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

In contrast to SME card processing revenues, revenues from our Network Services merchants are largely driven by the number of transactions we process (whether settled, or only authorized), not our processing volume, as the merchants which comprise Network Services' customer base pay on a per transaction basis for processing services. The number of Network Services transactions increased in 2014 primarily due to an increase in the number of transactions at our large petroleum merchants.

Additionally, we provide authorization, settlement and account servicing services on our front and back end systems for American Express transactions for SME merchants and merchants originally signed to American Express by other processors. For those services we receive compensation from American Express on a per transaction basis. The number of transactions we processed for Network Services merchants and American Express for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
Network Services merchants:	(In thousands)
Authorized	2,384,723	2,347,776	2,481,174
Settled	1,083,606	967,230	957,756
Total Network Services	3,468,329	3,315,006	3,438,930
American Express (a)	17,150	32,016	32,306
Total	3,485,479	3,347,022	3,471,236
(a) Includes only those transactions not eligible for residual compensation

Our ability to manage our front-end authorization systems, HPS Exchange, VAPS and NWS, provides us greater control of the electronic transaction process, allows us to offer our merchants a differentiated product offering, and offers economies of scale that we expect will increase our long-term profitability. During the years ended December 31, 2014, 2013 and 2012, approximately 96%, 96% and 95%, respectively, of our SME transactions were processed through HPS Exchange. All of our Network Services transactions were processed through VAPS or NWS.

We provide clearing, settlement and merchant accounting services through our own internally developed back-end processing system, Passport. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At both December 31, 2014 and 2013, substantially all of SME merchants were processing on Passport and all Network Services settled transactions were processed on Passport.

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
On September 4, 2014, we acquired TouchNet Information Systems, Inc. ("TouchNet"), an integrated commerce solutions provider to higher-education institutions. TouchNet became a part of our Campus Solutions business. See “—Liquidity and Capital Resources — Acquisitions” for additional information on this transaction. TouchNet added over 600 higher education clients serving over six million students which is nearly one-third of higher education enrollment in the United States.
As of December 31, 2014, we provided services to more than 2,600 colleges and universities supporting approximately $16 billion in higher education payments, 23 million payment transactions, 1.5 million active student and student borrower loan/tuition accounts, 5 million tax documents annually and over $650 million in annual reimbursements.
Heartland School Solutions
We provide school nutrition, POS solutions, and associated payment solutions including online prepayment, to K-12 schools throughout the United States. At December 31, 2014, our Heartland School Solutions business provided services to more than 34,000 public and private schools, as compared to over 29,000 public and private schools at December 31, 2013. Our Heartland School Solutions business has been built through a series of six acquisitions, including the April 2014 acquisition of

MCS Software. This acquisition continues the expansion of our market-leading position in the K to 12 school nutrition and POS technology industry. The more than 34,000 K-12 schools that Heartland School Solutions serves nationwide, represents a 35% share of the public schools in the U.S.

Heartland Payroll Solutions
We provide payroll processing services throughout the United States. On December 31, 2012, we acquired Ovation Payroll, Inc. ("Ovation") adding more than 10,000 customers to our existing payroll business. At December 31, 2014, we processed payroll for 25,764 customers, an increase of 7.0% from 24,088 payroll customers at December 31, 2013. In 2014, 2013 and 2012, we added 5,821, 5,797 and 2,984, respectively, new payroll processing customers. We operate a comprehensive payroll management platform, which we refer to as HPS (formerly PlusOne Payroll, and Heartland Ovation Payroll or HOP), that streamlines all aspects of the payroll process to enable time and cost savings.The HPS platform enables us to process payroll on a large scale and provide customizable solutions for businesses of all sizes.

Heartland Commerce
We provide leading-edge POS solutions, payments processing capabilities and other adjacent business service applications, serving the hospitality and retail industry through our recently organized Heartland Commerce business.

On October 31, 2014, we acquired the net assets of Xpient Solutions, LLC (“Xpient”) for a cash payment of $30.0 million, plus net working capital. The purchase price was funded from a combination of operating cash and financing under our 2014 Revolving Credit Facility. Xpient provides POS software solutions to customers primarily in the food service industry. Xpient’s applications include back office and enterprise management; solutions that help efficiently take orders, manage labor, control inventory, support customer loyalty programs, and manage data.

On February 15, 2014, we purchased the assets of Merchant Software Corporation (referred to as "Liquor POS") for a $3.3 million cash payment. The purchase price was funded from operating cash flows. Liquor POS is a leading provider of POS systems to the liquor retail vertical. It currently serves over 3,400 merchants to whom we expect to offer our products and services.

Heartland Commerce is comprised of existing POS businesses; Xpient, Liquor POS, and our other POS solutions, and will include the recently acquired Automation, Inc. (d/b/a “pcAmerica” in January 2015) and Dinerware, Inc. (“Dinerware” in February 2015) POS businesses (see "— Liquidity and Capital Resources — Acquisitions and Divestitures" for more detail). Dinerware and pcAmerica are in the process of developing cloud-based POS systems that complement their well-established on-premise POS solutions. These cloud-based POS systems overlap with what was being developed by Leaf, and Dinerware and pcAmerica technologies and development plans provided management insight into the status and positioning of Leaf’s technology in the marketplace. Consequently, management decided that it will stop POS development efforts at Leaf, and write down related POS assets.

Separately, we determined that our investment in TabbedOut, a mobile payments provider, was substantially impaired as of December 31, 2014 and recorded an impairment charge of $4.0 million related to that investment. In the fourth quarter ended December 31, 2014, we recorded total asset impairment charges of $41.4 million pre-tax, ($37.6 million after-tax, or $1.02 per share), related to the values ascribed to our investments at Leaf and in Prosper, an internally developed POS software technology, and our investment in TabbedOut, a mobile payments provider.

2014 Financial Highlights

For 2014, we recorded net income from continuing operations attributable to Heartland of $33.9 million, or $0.91 per share compared to $74.7 million or $1.96 per share, in 2013. Net income from continuing operations for 2014 reflects the following:

•
Asset impairment charges related to our investment in Leaf and other POS assets, and our investment in the stock of TabbedOut, of $41.4 million pre-tax ($37.6 million after-tax, or $1.02 per share). We recently acquired pc America and Dinerware for its Heartland Commerce segment (see "— Overview — Heartland Commerce"). Heartland Commerce provides a comprehensive suite of POS solutions, payments processing capabilities and other adjacent business service applications. Heartland Commerce is comprised of existing POS businesses; Xpient, Liquor POS, Leaf and our other POS solutions, and will include pcAmerica and Dinerware. Dinerware and pcAmerica are in the process of developing cloud-based POS systems that complement their well-established on-premise POS solutions. These cloud-based POS systems overlap with what was being developed by Leaf, and Dinerware and pcAmerica technologies and development plans provided insight into the status and positioning of Leaf’s technology in the marketplace. Consequently, we decided that we will stop POS development efforts at Leaf. This decision caused a significant adverse change in the extent or manner in which the long-lived asset group for Leaf will be used, including Prosper, an internally developed POS software technology. These circumstances also resulted in the implied fair value of the Leaf reporting unit being significantly below its carrying value, which caused a Goodwill Impairment charge for the full balance of Leaf Goodwill as of December 31, 2014, as well as, asset impairment charges for Prosper and for the Leaf intangible and long-lived assets.

During the fourth quarter of 2014, we reviewed our investment in the stock of TabbedOut and estimated that the fair value of its investment in Tabbedout was substantially impaired, and therefore, an impairment charge was recorded as of December 31, 2014.

•
Pre- and after-tax gain of $3.6 million, or $0.10 per share, recognized as a result of our August 6, 2014 acquisition of all shares of Leaf common stock held by noncontrolling shareholders and the concurrent release from a contingent earn-out liability to those noncontrolling shareholders.

Our income from operations, which we also refer to as operating income, decreased $44.0 million to $82.1 million for 2014, from $126.1 million for 2013. Our Operating Margin, which we measure as operating income divided by net revenue, was 12.2% for 2014, compared to 21.1% for 2013. Operating income and Operating Margin decreased for 2014 primarily as a result of the POS asset and goodwill impairment charges described above. Excluding the impact of the goodwill and asset impairment charges during the fourth quarter, our operating income would have been $119.5 million or 17.8% for 2014. Our operating results for 2014 also reflect 12.3% year-over-year growth in net revenue, partially offset by increases of 20.1% in processing and servicing costs and 9.8% in general and administrative expenses. We define net revenue as total revenues less interchange fees and dues, assessments and fees. The following is a summary of our operating results for the year ended December 31, 2014.

•
Net revenue increased 12.3% to $672.6 million during 2014, from $599.0 million during 2013. The increase in net revenue was driven by growth in card processing net revenue from our SME merchants and increases in revenues across all other non-card payment processing businesses including Heartland School Solutions, Heartland Payroll Solutions, Campus Solutions and Other Revenues (predominately related to an increase in net revenue relating to our Micropayments business and the acquisition of Xpient on October 31, 2014). The growth in these non-card payment processing businesses was aided in part by the 2014 acquisition of TouchNet which added $19.9 million in revenue since its September 4, 2014 acquisition. See “— Liquidity and Capital Resources — Acquisitions” for further information on these acquisitions.

•
SME card processing volume increased 8.7% to $81.1 billion, compared to $74.6 billion in 2013. We earn percentage-based revenues on our SME processing volume. The year-over-year increase reflects same store sales growth and the addition of SME merchants whose processing volume and net revenue exceeded that of merchants who attrited in the same period. The increase in SME processing volume also reflects the conversion of new and existing merchants to OptBlue. We converted a majority of our existing merchants currently processing under the former sales and servicing agreement with American Express to OptBlue during the third and fourth quarters of 2014.

•
Our processing and servicing expenses for 2014 increased by $47.8 million, or 20.1%, compared with 2013. The increase in processing and servicing expenses for the year ended December 31, 2014 reflects the acquisitions of MCS Software, TouchNet and Xpient, as well as, increased costs associated with processing and servicing higher SME bankcard processing volume, increased sales compensation, higher merchant losses as a result of chargebacks from a single merchant who entered bankruptcy in the fourth quarter and increased cost of sales and servicing related to higher Heartland School Solutions, Heartland Payroll Solutions, Campus Solutions, and Other revenues (primarily our Micropayments business). The increase in processing and servicing expenses also reflects approximately $6.5 million of expenses which were classified as general and administrative expense in the prior year. This reclassification brings operating expenses in our legacy payroll business and Ovation business into alignment.

•
Our general and administrative expenses for the year ended December 31, 2014 increased by $17.0 million, or 9.8%, from $173.6 million in 2013 to $190.6 million in 2014. General and administrative expenses increased primarily due to a $15.2 million increase in personnel costs and an increase of $2.7 million in occupancy costs. The increase in personnel and occupancy costs primarily reflects the acquisitions of Leaf in September 2013, MCS Software in April 2014, TouchNet in September 2014 and Xpient in October 2014, as well as other headcount increases. The remaining increase in general and administrative expenses resulted from our acquisitions, including $3.7 million of acquisition-related expenses. Partially offsetting these increases was a decrease due to the reclassification of $6.5 million of payroll related expenses from general and administrative to processing and servicing expense for our payroll business as well as lower equipment lease and information technology related expenses.

See “— Results of Operations — Year Ended December 31, 2014 Compared to Year Ended December 31, 2013” for a more detailed discussion of our full year operating results.

Components of Revenues and Expenses

Revenue. We classify our revenues into five categories: (i) Payment Processing, (ii) Campus Solutions, (iii) Heartland School Solutions, (iv) Heartland Payroll Solutions and (v) Other.

Payment Processing revenue primarily consists of discount, per-transaction and periodic (primarily monthly) fees from the processing of Visa, MasterCard, American Express and Discover transactions for SME merchants and per-transaction fees for the authorization and settlement of transactions for Network Services merchants. Also included in this category are American Express servicing fees, merchant service fees, fees for processing chargebacks and termination fees on terminated contracts. Interchange fees, which are our most significant expense, are set by the card networks and paid to the card issuing banks. For the majority of SME card processing revenue, we do not offset processing revenues and interchange fees because our business practice is to advance the interchange fees to most SME merchants when settling their daily transactions (thus paying the full amount of the transaction to the merchant), and then to collect the full discount fees from merchants on the first business day of the next month. For SME merchants to whom we do not advance interchange, we record card processing revenues net of interchange fees. As Network Services does not advance interchange fees to its merchants, we record card processing revenues net of interchange fees. We record Payment Processing revenue at the time services are provided.
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
Heartland School Solutions’ revenue includes fees from sales and maintenance of cafeteria POS solutions and associated payment solutions, including online prepayment solutions, back office management and hardware and technical support.
Heartland Payroll Solutions revenue includes fees charged for payroll processing services, including check printing, direct deposit, related federal, state and local tax deposits and providing accounting documentation and interest income earned on funds held for customers. Revenues are recorded at the time service is provided.
Other revenues include Micropayments’ fees from selling hardware and software for unattended online wireless credit card based payment systems, and unattended value top up systems for off-line closed-loop smart (chip) card based payment systems. Also included in this category are Heartland Marketing Solutions' fees from selling mobile and card-based marketing services, gift cards and rewards services as well as fees from selling, renting and deploying POS devices. Other revenues also include Heartland Commerce, which provides leading-edge POS solutions, payments processing capabilities and other adjacent business service applications, serving the hospitality and retail industry. Revenues are recorded at the time of shipment or at the time services are provided.
Net Revenue. We define net revenue as total revenues less interchange fees and dues, assessments and fees. Management uses net revenue to assess our operating performance, including operating margin.

Expenses. In addition to interchange fees, we also pay Visa, MasterCard, American Express and Discover, as well as certain PIN networks, dues, assessments and fees, which are a combination of a percentage of the dollar volume processed and per-transaction fees. Interchange fees and dues, assessments and fees are recognized at the time transactions are processed. It is our policy to pass along to our merchants any changes in interchange fees and card network dues, assessments and fees. Since the card networks regularly adjust those rates, our gross card processing revenue will increase or decrease, but all the impact of such changes will be paid to the card issuing banks and our net revenue and income from operations will not be affected.

Costs of services also include processing and servicing costs, customer acquisition costs, and depreciation and amortization. Processing and servicing costs include:

•
processing costs, which are either paid to third parties, including our bank sponsors, or represent the cost of our own authorization/capture and accounting/settlement systems. During 2014 and 2013, costs we paid to third parties represented about 34% and 39% of our processing costs, respectively;

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

Customer acquisition costs reflect the amortization over the initial three-year contract term of the cash signing bonus paid, and the deferred acquisition costs accrued for vested Relationship Managers and sales managers, as well as changes in the accrued buyout liability, which reflect the impact of buying out residual commissions and volume attrition (see “— Critical Accounting Estimates — Accrued Buyout Liability”) .

Depreciation and amortization expenses consist of depreciation on our investments in property, equipment and software, and our amortization of acquired intangible assets. Depreciation and amortization expenses are primarily recognized on a straight-line basis over the estimated useful life of the asset, except for the amortization of customer relationships intangible assets which is recognized using a proportional cash flow method.

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

We also evaluate contractual arrangements for indications that multiple element arrangements may exist including instances where more-than-incidental software deliverables are included. Both Campus Solutions and Heartland School Solutions have arrangements that contain multiple elements, such as hardware, software products, including perpetual licenses and Software-as-a-Service (“SaaS”) services, maintenance, and professional installation and training services. We allocate revenues to each element based on the selling price hierarchy. The selling price for a deliverable is based on vendor specific objective evidence (“VSOE”) of selling price, if available, or estimated selling price (“ESP”) if VSOE of selling price is not available. We establish ESP, based on our judgment, considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. In arrangements with multiple elements, we determine allocation of the transaction price at inception of the arrangement based on the relative selling price of each unit of accounting.

In multiple element arrangements where more-than-incidental software deliverables are included, we have applied the residual method to determine the amount of software license revenues to be recognized. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration recognized upon delivery of the software license or services arrangement. We allocate the fair value of each element of a software related multiple-element arrangement based upon its fair value as determined by VSOE, with any remaining amount allocated to the software license. If evidence of the fair value cannot be established for the undelivered elements of a software arrangement then the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established.
Capitalized Customer Acquisition Costs
Capitalized customer acquisition costs consist of (1) up-front signing bonuses paid to Relationship Managers, SPAs and sales managers, referred to as the "salesperson" or "salespersons," for the establishment of new merchant relationships, and (2) deferred acquisition cost representing the estimated cost of buying out the commissions of vested salespersons at some point in the future. Capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins associated with SME merchant contracts. The capitalized customer acquisition costs are amortized using a method which approximates a proportional revenue approach over the initial three-year term of the merchant contract.

The amount of the up-front signing bonus paid for new SME card, payroll and loyalty marketing accounts is based on the estimated gross margin for the first year of the merchant contract. The gross signing bonuses paid during 2014, 2013 and 2012 were $42.7 million, $32.7 million and $32.4 million, respectively. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The net signing bonus adjustments made during 2014, 2013 and 2012 were $(4.0) million, $(3.7) million and $(3.1) million, respectively. Negative signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year is less than the estimated gross margin for that year, resulting in the overpayment of the up-front signing bonus, which overpayment would be recovered from the relevant salesperson. Positive signing bonus adjustments result from prior underpayments of up-front signing bonuses, and would be paid to the relevant salesperson.

The deferred acquisition cost component of capitalized customer acquisition costs is accrued for vested salespersons over the first year of SME card, payroll and loyalty marketing merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss of this type in 2014, 2013 or 2012.

Accrued Buyout Liability
We pay our salespersons residual commissions based on the gross margin generated from the monthly processing activity of SME, payroll, and loyalty marketing merchant accounts signed by them. We refer to these residual commissions as the ''owned'' portion of such commissions, or ''portfolio equity.'' The salesperson has no obligation to perform additional services for the merchant for so long as the merchant continues processing with us. We have the right, but not the obligation, to buy out some or all of these commissions, and intend to do so periodically. We accrue the buyout liability, which represents the estimated current settlement cost of buying out all vested and expected-to-vest salespersons for the owned portion of such commissions. We also record a deferred acquisition cost asset related to those buyouts, and amortize that asset as an expense over the initial three year contract term.

We consider a salesperson to be vested once they have established merchant relationships that generate the equivalent of $10,000 of monthly gross margin. Vested status entitles the salesperson to his or her residual commissions for as long as the merchant processes with us, even if the salesperson is no longer employed by us.

The accrued buyout liability is based on the merchants we have under contract at the balance sheet date, the gross margin we generated from those accounts in the prior twelve months, the “owned” commission rate, and the fixed buyout multiple of 2.5 times the commissions. The liability related to a new merchant is therefore zero when the merchant is installed, and increases over the twelve months following the installation date. A small portion of our accrued buyout liability, approximately 6%, relates to salespersons who have opted to receive a multiple of 2.0 times commissions in exchange for a larger company contribution towards health insurance.

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.2 million and $0.1 million at December 31, 2014 and 2013, respectively.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 ½ years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During 2014, 2013, and 2012, we made buyout payments of approximately $11.6 million, $13.7 million and $11.9 million, respectively.
Processing Liabilities
Processing liabilities result primarily from our card processing activities and include merchant deposits maintained to offset potential liabilities arising from merchant chargebacks. At December 31, 2014 and 2013, processing liabilities totaled approximately $119.4 million and $130.9 million, respectively. In the fourth quarter of 2012, we accelerated the end-of-day presentment of transaction funding files to the bankcard networks, resulting in our sponsor banks receiving settlement cash one day earlier and increasing our funding obligations to our SME merchants, which we carry in processing liabilities.

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder's dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant's favor. In these cases, the transaction is ''charged back'' to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At December 31, 2014 and 2013, we held SME merchant deposits totaling $6.2 million and $7.7 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent card processing volume. At December 31, 2014 and 2013, our loss reserve totaled $3.4 million and $1.5 million, respectively. Aggregate SME merchant losses were $7.3 million, $3.1 million and $2.0 million, or 0.90 basis points, 0.41 basis points and 0.28 basis points, respectively, of our SME card processing volume for the years ended December 31, 2014, 2013 and 2012. In 2014, our losses included $4.6 million resulting from chargebacks from a single merchant who entered bankruptcy in the fourth quarter. Chargeback losses originating from Network Services card processing on Passport during the year ended December 31, 2014, 2013 and 2012 were immaterial.

Share-based Compensation
We expense employee share-based payments under the fair value method. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

Restricted Share Units. We grant three types of Restricted Share Units (“RSUs”); service-based RSUs, performance-based RSUs (“PRSUs”), and total shareholder return RSUs (“TRSUs”). With regard to PRSUs and TRSUs, estimates and judgments are made concerning ultimate achievement of performance targets which impact the amount of share-based compensation recorded.

In the fourth quarters of 2012, 2013 and 2014, the Compensation Committee of our Board of Directors approved grants of PRSUs having rights to earn 0% to 250% of a target number of shares of our common stock depending on the achievement of grant-specific performance targets and service vesting as shown in the following table:

	Performance Awards by Grant Date
	4th Quarter 2012	4th Quarter 2013	4th Quarter 2014
PRSUs granted at target	60,507	115,223	47,421
% of Target shares earned	23%	(a)	(a)
Vesting during 2015	50%	—	—
Vesting during 2016	50%	—	—
Vesting during 2017	—	50%
Vesting during 2018	—	50%	50%
Vesting during 2019	—	—	50%
Grant Performance Target	(b)	(c)	(d)

(a)	PRSUs are still in the performance period.

(b)
The target number of shares for these PRSUs would have been earned had we achieved a pro forma diluted earnings per share compound annual growth rate ("CAGR") of fifteen percent (15%) for the two-year period ending December 31, 2014. Based on actual CAGR achieved, these PRSUs were earned at 23% of target. Prior to the fourth quarter of 2014, we had been expensing these PRSUs to target, and in the fourth quarter reduced the cumulative stock compensation expense recorded on these PRSUs by $1.1 million.

(c)
The target number of shares for these PRSUs will be earned only if we achieve a pro forma diluted earnings per share growth rate of forty percent (40%) over the three-year period ending December 31, 2016. Shares actually earned could range from 0% to 250% of target determined by the actual growth rate achieved over the three-year period ending December 31, 2016. We have recorded expense on these PRSUs based on achieving the 40% target.

(d)
The target number of shares for these PRSUs will be earned only if we achieve a pro forma diluted earnings per share growth rate of forty percent (40%) over the three-year period ending December 31, 2017. Shares actually earned could range from 0% to 225% of target determined by the actual growth rate achieved over the three-year period ending December 31, 2017.We have recorded expense on these PRSUs based on achieving the 40% target.

Pro forma diluted earnings per share for (b), (c) and (d) performance targets are calculated excluding non-operating gains and losses, if any, and excluding the after-tax impact of share-based compensation expense. The closing price of our common stock on the grant date equals the grant date fair value of these nonvested Restricted Share Units awards and will be recognized as compensation expense over their vesting periods.

In the fourth quarters of 2012, 2013 and 2014, the Compensation Committee of the Company's Board of Directors approved grants of TRSUs having rights to earn 0% to 225% of a target number of shares of the Company’s common stock depending on the achievement of grant-specific measures of total shareholder returns and service vesting as summarized below:

In the fourth quarter of 2012, the Compensation Committee of our Board of Directors approved target grants of 72,345 Relative Total Shareholder Return Restricted Share Units (referred to as “Relative TRSUs”). These Relative TRSUs are nonvested share awards for which vesting percentages and ultimate number of units vesting will be calculated based on the total shareholder return of our common stock as compared to the total shareholder return of 86 peer companies. The payout schedule can produce vesting percentages ranging from 0% to 225%. Total shareholder return will be calculated based upon the average closing price for the 30 calendar day period ending December 9, 2015, divided by the closing price on December 10, 2012. The target number of units is based on achieving a total shareholder return equal to the 65th percentile of the peer group. We recorded expense on these Relative TRSUs based on achieving the target. A lattice valuation model was applied to measure the grant date fair value of these Relative TRSUs.

In the fourth quarter of 2013, the Compensation Committee approved target grants of 57,598 Relative TRSUs. These Relative TRSUs are nonvested share awards for which vesting percentages and ultimate number of units vesting will be calculated based on the total shareholder return of our common stock as compared to the total shareholder return of 91 peer companies. The payout schedule can produce vesting percentages ranging from 0% to 200%. Total shareholder return will be calculated based upon the average closing price for the 30 calendar day period ending December 6, 2016, divided by the closing price on December 6, 2013. The target number of units is based on achieving a total shareholder return equal to the 65th percentile of the peer group. We recorded expense on these Relative TRSUs based on achieving the target. A lattice valuation model was applied to measure the grant date fair value of these Relative TRSUs.

In the fourth quarter of 2013, the Compensation Committee approved target grants of 59,533Absolute Total Shareholder Return Restricted Share Units (referred to as “Absolute TRSUs”). These Absolute TRSUs are nonvested share awards for which vesting percentages and ultimate number of units vesting will be calculated based on our three or four year total shareholder return of our common stock. The payout schedule can produce vesting percentages ranging from 0% to 200%. Total shareholder return will be calculated based upon the average closing price for the 30 calendar day period ending December 6, 2016 or December 6, 2017, divided by the closing price on December 6, 2013. The target number of units is based on achieving a total shareholder return of 33% over three years or 46% over four years. We recorded expense on these Absolute TRSUs based on achieving the target. A lattice valuation model was applied to measure the grant date fair value of these Absolute TRSUs.

In the fourth quarter of 2014, the Compensation Committee approved target grants of 52,321Absolute TRSUs. These Absolute TRSUs are nonvested share awards for which vesting percentages and ultimate number of units vesting will be calculated based on our three or four year total shareholder return of our common stock. The payout schedule can produce vesting percentages ranging from 0% to 200%. Total shareholder return will be calculated based upon the average closing price for the 30 calendar day period ending December 18, 2017 or December 18, 2018, divided by the closing price on December 18, 2014. The target number of units is based on achieving a total shareholder return of 33% over three years or 46% over four years. We recorded expense on these Absolute TRSUs based on achieving the target. A lattice valuation model was applied to measure the grant date fair value of these Absolute TRSUs.

Goodwill
Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. We test goodwill for impairment at least annually and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of the reporting unit. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred.  Such changes may include, among others: a significant decline in expected future cash flows; a sustained decline in market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates.  We perform annual goodwill impairment testing in the fourth quarter. The impairment test for goodwill is a two-step approach. In the first step, the fair value of each reporting unit is compared to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment, if any. In the second step, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination and the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit's goodwill is then compared to the actual carrying value of the goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized for the difference.

Significant estimates and assumptions are used in our goodwill impairment review and include the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. The fair value of each reporting unit is determined based on a combination of techniques, including the present value of future cash flows, applicable multiples of competitors and multiples from sales of like businesses, and requires us to make estimates and assumptions regarding discount rates, growth rates and our future long-term business plans. Changes in any of these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment charge for each reporting unit.

The implied fair value of the Leaf reporting unit's goodwill was determined at December 31, 2014 to be significantly below its carrying amount, resulting in a goodwill impairment charge equal to the full balance of Leaf goodwill of $18.5 million during the fourth quarter of 2014. See “— Overview — Heartland Commerce” for further details.

Our goodwill testing indicated that no other impairment existed and the fair value of each of the other reporting units subject to the impairment evaluation substantially exceeded their respective carrying values as of December 31, 2014 and 2013. At December 31, 2014 and 2013, goodwill of $425.7 million and $191.0 million, respectively, was recorded in our Consolidated Balance Sheets. We may be required to record goodwill impairment losses in future periods, whether in connection with our next annual impairment testing in the fourth quarter of 2015 or prior to that, if any such indicators constitute a triggering event in other than the quarter in which the annual goodwill impairment test is performed.  It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.

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
We also account for the recognition and measurement of tax benefits associated with uncertain tax positions. This requires evaluations of individual tax positions to determine whether any part of that position can be recognized or continues to be recognized in the financial statements. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. We had approximately $7.3 million of total gross unrecognized tax benefits as of December 31, 2014, approximately $4.9 million of which would impact the effective tax rate.

Results of Operations
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table shows certain income statement data as a percentage of net revenue for the periods indicated (in
thousands of dollars):		% of Net Revenue		% of Net Revenue	Change
	2014		2013		Amount	%
Net revenue:
Total revenue	$2,311,381		$2,135,372		$176,009	8.2%
Less: Interchange	1,422,894		1,335,487		87,407	6.5%
Less: Dues, assessments and fees	215,862		200,903		14,959	7.4%
Total net revenue	672,625	100.0%	598,982	100.0%	73,643	12.3%
Expenses:
Processing and servicing	285,011	42.4%	237,232	39.6%	47,779	20.1%
Customer acquisition costs	46,977	7.0%	42,109	7.0%	4,868	11.6%
Depreciation and amortization	30,598	4.5%	19,975	3.3%	10,623	53.2%
General and administrative	190,554	28.3%	173,568	29.0%	16,986	9.8%
Goodwill impairment charge	18,490	2.7%	—	—%	18,490	100.0%
Asset impairment charges	18,875	2.8%	—	—%	18,875	100.0%
Total expenses	590,505	87.8%	472,884	78.9%	117,621	24.9%
Income from operations	82,120	12.2%	126,098	21.1%	(43,978)	(34.9)%
Other income (expense):
Interest income	125	—%	124	—%	1	0.8%
Interest expense	(8,057)	(1.2)%	(5,429)	(0.9)%	(2,628)	(48.4)%
Other, net	(444)	(0.1)%	(241)	—%	(203)	(84.2)%
Total other expense	(8,376)	(1.2)%	(5,546)	(0.9)%	(2,830)	(51.0)%
Income from continuing operations before income taxes	73,744	11.0%	120,552	20.1%	(46,808)	(38.8)%
Provision for income taxes	41,876	6.2%	46,450	7.8%	(4,574)	(9.8)%
Net income from continuing operations	31,868	4.7%	74,102	12.4%	(42,234)	(57.0)%
Income from discontinued operations, net of income tax	—	—%	3,970	0.7%	(3,970)	(100.0)%
Net income	31,868	4.7%	78,072	13.0%	(46,204)	(59.2)%
Less: Net (loss) income attributable to noncontrolling interests
Continuing operations	(2,011)	(0.3)%	(610)	(0.1)%	(1,401)	(229.7)%
Discontinued operations	—	—%	56	—%	(56)	(100.0)%
Net income attributable to Heartland	$33,879	5.0%	$78,626	13.1%	$(44,747)	(56.9)%

Revenue. The following tables summarize total revenue and total net revenue (which we define as total revenue less interchange fees and dues, assessments and fees) by segment for the years ended December 31, 2014 and 2013 (in thousands of dollars):

	Year Ended December 31,		Change from Prior Year
Total revenue:	2014	2013	Amount	%
Payment Processing	$2,111,487	$1,979,579	$131,908	6.7%
Campus Solutions	61,538	36,186	25,352	70.1%
Heartland School Solutions (a)	57,570	50,541	7,029	13.9%
Heartland Payroll Solutions	50,394	44,565	5,829	13.1%
Other	30,392	24,501	5,891	24.0%
Total revenue	$2,311,381	$2,135,372	$176,009	8.2%

	Year Ended December 31,		Change from Prior Year
Total net revenue:	2014	2013	Amount	%
Payment Processing	$472,731	$443,189	$29,542	6.7%
Campus Solutions	61,538	36,186	25,352	70.1%
Heartland School Solutions (a)	57,570	50,541	7,029	13.9%
Heartland Payroll Solutions	50,394	44,565	5,829	13.1%
Other	30,392	24,501	5,891	24.0%
Total net revenue	$672,625	$598,982	$73,643	12.3%
(a) See below for discussion of Out-of-Period Adjustments.

Payment Processing
Payment Processing net revenue increased $29.5 million, or 6.7%, from $443.2 million in 2013 to $472.7 million in 2014. This increase was driven by a $26.1 million or 6.6% increase in SME net revenue, reflecting a 8.7% increase in SME processing volume from $74.6 billion in 2013 to $81.1 billion in 2014. This increase in processing volume reflects the addition of SME merchants whose processing volume exceeded that of merchants who attrited and the impact of same store sales growth in 2014. The increase in SME processing volume also reflects the conversion of new and existing merchants to OptBlue. We converted a majority of our existing merchants currently processing under the former sales and servicing agreement with American Express to OptBlue during the third and fourth quarter of 2014.  Our reported SME processing volume includes processing volumes for merchants in our Heartland School Solutions, Campus Solutions, and Other businesses. However, net revenue related to that processing volume is included in the net revenue reported for those businesses.

Campus Solutions
Campus Solutions net revenue increased 70.1% from $36.2 million in 2013 to $61.5 million in 2014. The increase included $19.9 million of revenue added by TouchNet since its September 4, 2014 acquisition. The remaining increase in Campus Solutions net revenue is due to higher student loan servicing related revenue, as well as growth in transaction processing revenue related to our student tuition payment processing and tuition payment plan products.

Heartland School Solutions
Heartland School Solutions net revenue increased 13.9% from $50.5 million in 2013 to $57.6 million in 2014. The increase in Heartland School Solutions net revenue is due primarily to an increase in transaction processing revenue (partially aided by the April 2014 acquisition of MCS Software) and equipment-related revenues as a result of a sale of equipment and related installation services to a large new school district customer. Partially offsetting the increase in net revenue for Heartland School Solutions is a decrease associated with out-of-period adjustments. In the second quarter of 2014, we recorded out-of-period adjustments decreasing its revenue and increasing bad debt expense (included in Processing and Servicing in its Condensed Consolidated Statements of Income) by $1.4 million and $0.9 million, respectively. These adjustments related to immaterial errors that originated in the prior year in our Heartland School Solutions business. These adjustments included revenue which was incorrectly recorded in prior periods and a reassessment of the collectability of certain customer accounts receivable. These out-of-period adjustments reduced earnings before income taxes and net income in 2014 by $2.3 million and $1.4 million, respectively, and reduced diluted earnings per share by $0.04.

Heartland Payroll Solutions
Heartland Payroll Solutions net revenue increased 13.1% from $44.6 million in 2013 to $50.4 million in 2014. The increase in payroll processing net revenue is primarily due to a 7.0% increase in payroll processing customers from 24,088 at December 31, 2013 to 25,764 at December 31, 2014.

Other
Other net revenue increased 24.0% from $24.5 million in 2013 to $30.4 million in 2014, primarily due to growth in Micropayments revenue which reflects higher equipment sales and payment processing for unattended payment locations such as laundry facilities, kiosks and vending machines. The increase also included $1.4 million of revenue added by Xpient since its October 31, 2014 acquisition.

Total expenses. Total expenses increased 24.9% from $472.9 million in 2013 to $590.5 million in 2014, due to the increases in processing and servicing, depreciation and amortization, customer acquisition costs, general and administrative expenses and asset impairment charges related to our investment in Leaf and other POS assets . These increases are further discussed below and resulted in total expenses representing 87.8% of total net revenue in 2014, compared to 78.9% in 2013.

Processing and servicing expense for the year ended December 31, 2014 increased by $47.8 million, or 20.1%, compared with the year ended December 31, 2013. The increase in processing and servicing expense reflects the acquisitions of MCS Software, TouchNet and Xpient, as well as, increased costs associated with processing and servicing higher SME bankcard processing volume, increased sales compensation, higher merchant losses as a result of chargebacks from a single merchant who entered bankruptcy in the fourth quarter and increased cost of sales and servicing related to higher Heartland School Solutions, Heartland Payroll Solutions, Campus Solutions, and Other revenues (primarily our Micropayments business). The increase in processing and servicing expenses also reflects approximately $6.5 million of expenses which were classified as general and administrative expense in the prior year. This reclassification brings operating expenses in our legacy payroll business and Ovation business into alignment. As a percentage of total net revenue, processing and servicing expense increased to 42.4% for the year ended December 31, 2014 compared with 39.6% for the year ended December 31, 2013.

Customer acquisition costs for the year ended December 31, 2014 increased by $4.9 million, or 11.6% compared with the year ended December 31, 2013. As reflected in the table below, this increase reflects higher amortization on increased capitalized deferred acquisition costs resulting from improved levels of new installed margin and the impact of subsequent changes in the estimated accrued buyout liability due to lower merchant attrition and same-store sales growth. As a percentage of total net revenue, customer acquisition costs remained consistent at 7.0% for the year ended December 31, 2014 and 2013.

Customer acquisition costs for the years ended December 31, 2014 and 2013 included the following components (in thousands of dollars):

	Year Ended December 31,
	2014	2013
Amortization of signing bonuses, net	$30,345	$27,767
Amortization of capitalized customer deferred acquisition costs	21,281	17,881
Increase in accrued buyout liability	20,182	17,620
Capitalized customer deferred acquisition costs	(24,831)	(21,159)
Total customer acquisition costs	$46,977	$42,109

Depreciation and amortization expenses increased 53.2% from $20.0 million in 2013 to $30.6 million in 2014. The increase in depreciation and amortization expenses include increases in acquisition related amortization of intangible assets in 2014 compared to 2013. As a percentage of total net revenue, depreciation and amortization expenses increased to 4.5% for the year ended December 31, 2014 compared with 3.3% for the year ended December 31, 2013. See “— Liquidity and Capital Resources — Acquisitions” for further information on these acquisitions.

Most of our investments in information technology have supported the continuing development of HPS Exchange, Passport and other processing-related initiatives. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized increased from $38.4 million in 2013 to $40.3 million in 2014. The total amount of capitalized costs for projects placed in service in 2014 and 2013 was $36.5 million and $25.7 million, respectively.

General and administrative expenses increased $17.0 million, or 9.8%, from $173.6 million in 2013 to $190.6 million in 2014. General and administrative expenses increased primarily due to a $15.2 million increase in personnel costs and an increase of $2.7 million in occupancy costs. The increase in personnel and occupancy costs primarily reflects the acquisitions of Leaf in September 2013, MCS Software in April 2014, TouchNet in September 2014 and Xpient in October 2014, as well as other headcount increases. The remaining increase in general and administrative expenses resulted from our acquisitions, including $3.7 million of acquisition-related expenses. Partially offsetting these increases was a decrease due to the reclassification of $6.5 million of payroll related expenses from general and administrative to processing and servicing expense for our payroll business as well as lower equipment lease and information technology related expenses. General and administrative expenses as a percentage of total net revenue for 2014 was 28.3%, a slight decrease from 29.0% for 2013.

We recorded pre-tax asset impairment charges related to our investment in Leaf and other POS assets of $37.4 million, including $18.5 million for goodwill impairment.

We recently acquired pc America and Dinerware for its Heartland Commerce segment (see "— Overview — Heartland Commerce"). Heartland Commerce provides a comprehensive suite of POS solutions, payment processing capabilities and other adjacent business service applications. Heartland Commerce is comprised of existing POS businesses; Xpient, Liquor POS, Leaf and our other POS solutions, and will include pcAmerica and Dinerware. Dinerware and pcAmerica are in the process of developing cloud-based POS systems that complement their well-established on-premise POS solutions. These cloud-based POS systems overlap with what was being developed by Leaf, and Dinerware and pcAmerica technologies and development plans provided insight into the status and positioning of Leaf’s technology in the marketplace. Consequently, we decided that we will stop POS development efforts at Leaf. This decision caused a significant adverse change in the extent or manner in which the long-lived asset group for Leaf will be used, including Prosper, an internally developed POS software technology. These circumstances also resulted in the implied fair value of the Leaf reporting unit being significantly below its carrying value, which caused a Goodwill Impairment charge for the full balance of Leaf Goodwill as of December 31, 2014, as well as, asset impairment charges for Prosper and for the Leaf intangible and long-lived assets.

Income from operations. Our income from operations, which we also refer to as operating income, decreased to $82.1 million for 2014, from $126.1 million for 2013, as a result of increases in processing and servicing expenses, depreciation and amortization, general and administrative expenses, and goodwill and asset impairments, partially offset by an increase in net revenue. Our operating margin, which we measure as operating income divided by net revenue, was 12.2% for 2014, compared to 21.1% for 2013. Excluding the impact of the goodwill and asset impairment charges during the fourth quarter, our operating income would have been $119.7 million or 17.8% for 2014.

Interest expense. Interest expense for 2014 and 2013 was $8.1 million and $5.4 million, respectively. Interest expense in both periods includes interest incurred under our credit facilities and interest we recorded on payables to our sponsor banks. The increase in interest expense reflects higher borrowings under our 2014 Revolving Credit Facility (as defined in —Liquidity and Capital Resources—Credit Facilities herein) as well as interest expense on $375 million under our 2014 Term Credit Facility (as defined in —Liquidity and Capital Resources—Credit Facilities herein) that was used to fund the TouchNet Acquisition. See “— Liquidity and Capital Resources — Credit Facilities” for more detail on our borrowings.

Other income (expense), net. Other, net for 2014 includes the following:

•Pre and after-tax gain of $3.6 million relating to a release from a contingent earn-out liability to the noncontrolling shareholders of Leaf. As a result of the Stock Purchase Agreement we entered into on August 6, 2014 with the noncontrolling shareholders of Leaf, we were released from a contingent earn-out liability to those noncontrolling shareholders. The non-cash impact of the gain associated with the release of the contingent earn-out liability is recorded in "Other, net" in the Consolidated Statements of Income and "Write-off of fixed assets and other" in the Consolidated Statement of Cash Flows.

•Pre-tax charge of $4.0 million relating to an other than temporary impairment ("OTTI") of an investment in the stock of TabbedOut. See "— 2014 Financial Highlights," for information on this OTTI.

Income taxes. Income tax expense for 2014 was $41.9 million, reflecting an effective tax rate of 56.8%. This compares to income tax expense of $46.5 million for 2013, an effective tax rate of 38.5%. The overall increase in our effective tax rate for 2014 is due to a $6.5 million increase in the valuation allowance against deferred tax assets and the impact of a non-deductible goodwill impairment charge. Our effective tax rate without these two charges would have been 39.2%. The increase in the valuation allowance resulted from Leaf's operating losses during the 66.67% ownership period from January 1 to August 5, 2014 and from the write down of our investment in TabbedOut. On August 6, 2014, we acquired 100% of the common stock shares of Leaf. As a result, we will be able to utilize the losses generated from Leaf against consolidated taxable income for the period beginning on and after August 6, 2014. See “— Liquidity and Capital Resources — Acquisitions" for a description of the transaction involving Leaf’s ownership interests. The effective tax rate for 2014 and 2013 benefited from recognition of research and development credits. On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted which included an extension of the federal research and development credit retroactively for one year and is reflected in 2014. On January 2, 2013, the American Taxpayer Relief Act of 2012 ("ATR Act") was enacted which included an extension of the federal research and development credit retroactively to 2012 and prospectively through 2013. We recognized the effects of the research and development credits in 2013 in conjunction with filing our 2012 tax return. The favorable impact of the research and development credits on the effective tax rate for 2013 was partially offset by a valuation allowance recorded against the deferred tax assets arising from Leaf’s operating losses and an increase in the state tax rates.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $33.9 million for 2014. This compares to a net income of $78.6 million for 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table shows certain income statement data as a percentage of net revenue for the periods indicated
(in thousands of dollars):
		% of Net Revenue		% of Net Revenue	Change
	2013		2012		Amount	%
Net revenue:
Total revenue	$2,135,372		$2,013,436		$121,936	6.1%
Less: Interchange	1,335,487		1,284,038		51,449	4.0%
Less: Dues, assessments and fees	200,903		199,503		1,400	0.7%
Total net revenue	598,982	100.0%	529,895	100.0%	69,087	13.0%
Expenses:
Processing and servicing	237,232	39.6%	216,863	40.9%	20,369	9.4%
Customer acquisition costs	42,109	7.0%	43,547	8.2%	(1,438)	(3.3)%
Depreciation and amortization	19,975	3.3%	19,750	3.7%	225	1.1%
General and administrative	173,568	29.0%	139,934	26.4%	33,634	24.0%
Total expenses	472,884	78.9%	420,094	79.3%	52,790	12.6%
Income from operations	126,098	21.1%	109,801	20.7%	16,297	14.8%
Other income (expense):
Interest income	124	—%	201	—%	(77)	(38.3)%
Interest expense	(5,429)	(0.9)%	(3,446)	(0.7)%	(1,983)	(57.5)%
Other, net	(241)	—%	(1,512)	(0.3)%	1,271	84.1%
Total other expense	(5,546)	(0.9)%	(4,757)	(0.9)%	(789)	(16.6)%
Income from continuing operations before income taxes	120,552	20.1%	105,044	19.8%	15,508	14.8%
Provision for income taxes	46,450	7.8%	40,691	7.7%	5,759	14.2%
Net income from continuing operations	74,102	12.4%	64,353	12.1%	9,749	15.1%
Income from discontinued operations, net of income tax	3,970	0.7%	2,185	0.4%	1,785	81.7%
Net income	78,072	13.0%	66,538	12.6%	11,534	17.3%
Less: Net income attributable to noncontrolling interests
Continuing operations	(610)	(0.1)%	—	—%	(610)	(100.0)%
Discontinued operations	56	—%	649	0.1%	(593)	(91.4)%
Net income attributable to Heartland	$78,626	13.1%	$65,889	12.4%	$12,737	19.3%

Revenue. The following tables summarize total revenue and total net revenue (which we define as total revenue less interchange fees and dues, assessments and fees) by segment for the years ended December 31, 2013 and 2012 (in thousands of dollars):

	Year Ended December 31,		Change from Prior Year
Total revenue:	2013	2012	Amount	%
Payment Processing	$1,979,579	$1,922,154	$57,425	3.0%
Heartland School Solutions	50,541	36,614	13,927	38.0%
Heartland Payroll Solutions	44,565	21,368	23,197	108.6%
Campus Solutions	36,186	8,065	28,121	348.7%
Other	24,501	25,235	(734)	(2.9)%
Total revenue	$2,135,372	$2,013,436	$121,936	6.1%

	Year Ended December 31,		Change from Prior Year
Total net revenue:	2013	2012	Amount	%
Payment Processing	$443,189	$438,613	$4,576	1.0%
Heartland School Solutions	50,541	36,614	13,927	38.0%
Heartland Payroll Solutions	44,565	21,368	23,197	108.6%
Campus Solutions	36,186	8,065	28,121	348.7%
Other	24,501	25,235	(734)	(2.9)%
Total net revenue	$598,982	$529,895	$69,087	13.0%

Payment Processing
Payment Processing net revenue increased $4.6 million, or 1.0%, from $438.6 million in 2012 to $443.2 million in 2013. This increase was driven by a $6.5 million or 1.7% increase in SME net revenue, reflecting a 4.0% increase in SME processing volume from $71.7 billion in 2012 to $74.6 billion in 2013. This increase in processing volume reflects same store sales growth and the addition of SME merchants whose processing volume exceeded that of merchants who attrited during the year. This SME processing volume includes processing for merchants in our Heartland School Solutions, Campus Solutions, and Prepaid Card businesses. However, net revenue related to that processing volume is included in the net revenue reported for those businesses. Partially offsetting the increase in SME net revenue is a decrease in Network Services net revenue due to a renegotiated contract with a large national petroleum industry customer and a decrease in the number of locations we serve at a large retail merchant.

Heartland School Solutions
Heartland School Solutions net revenue increased 38.0% from $36.6 million in 2012 to $50.5 million in 2013. The increase in Heartland School Solutions net revenue reflects the acquisition of Nutrikids made on June 29, 2012 (see "— Liquidity and Capital Resources — Acquisitions” for detail on this acquisition), as well as increases in transaction processing and equipment-related revenues.

Heartland Payroll Solutions
Heartland Payroll Solutions net revenue increased 108.6% from $21.4 million in 2012 to $44.6 million in 2013. The increase in payroll processing net revenue is primarily due to the acquisition of Ovation made on December 31, 2012 (see "— Liquidity and Capital Resources — Acquisitions” for detail on this acquisition). Also contributing to the increase in payroll processing net revenue was a 6.8% increase in payroll processing customers from 22,553 at December 31, 2012 to 24,088 at December 31, 2013.

Campus Solutions
Campus Solutions net revenue increased 348.7% from $8.1 million in 2012 to $36.2 million in 2013, primarily due to the acquisition of ECSI on December 14, 2012 (see "— Liquidity and Capital Resources — Acquisitions” for detail on this acquisition) and its student loan servicing related revenue, as well as growth in revenue related to our student refund product.

Other
Other net revenue decreased 2.9% from $25.2 million in 2012 to $24.5 million in 2013, due primarily to a decrease in Prepaid card revenue related to the exit of a large customer from Heartland Marketing Solutions in the fourth quarter of 2012 and the sale of a group of merchant contracts that occurred in March 2013. Partially offsetting these decreases in other net revenues is an increase in Micropayments revenue reflecting growth in equipment sales and payment processing for unattended payment locations such as laundry facilities, kiosks and vending machines.

Total expenses. Total expenses increased 12.6% from $420.1 million in 2012 to $472.9 million in 2013, due to the increases in Processing and servicing and General and administrative expenses. Total expenses represented 78.9% of total net revenue in 2013, compared to 79.3% in 2012.

Processing and servicing expense for the year ended December 31, 2013 increased by $20.4 million, or 9.4%, compared with the year ended December 31, 2012. The increase in processing and servicing expense was due to increased costs associated with processing and servicing higher SME card processing volume, increased residual commissions and increased cost of sales and servicing related to higher Heartland School Solutions, Campus Solutions, Micropayments and Heartland Payroll Solutions revenues. Partially offsetting these increases was a decrease in service center costs. As a percentage of total net revenue, processing and servicing expense decreased to 39.6% for the year ended December 31, 2013 compared with 40.9% for the year ended December 31, 2012.

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
Depreciation and amortization expenses increased 1.1% from $19.8 million in 2012 to $20.0 million in 2013. The increase reflects higher depreciation and amortization for investments in our information technology platforms and amortization of intangible assets recorded in the 2012 acquisitions in our Heartland School Solutions, Campus Solutions and Heartland Payroll Solutions businesses. Most of our investments in information technology have been for security-related enhancements and in support of the continuing development of our processing platforms. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and we capitalized some outsourced programming expenses as well. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to seven years. The amount capitalized increased from $26.7 million in 2012 to $38.4 million in 2013. The total amount of capitalized costs for projects placed in service in 2013 and 2012 was $25.7 million and $22.7 million, respectively.

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

Interest expense. Interest expense for 2013 and 2012 was $5.4 million and $3.4 million, respectively. Interest expense in both periods includes interest incurred under our Credit Agreement and Prior Credit Agreement, and interest we recorded on payables to our sponsor banks. See “— Liquidity and Capital Resources — Credit Facilities” for more detail on our Credit Agreement and Prior Credit Agreement.The increase in interest expense primarily reflects higher average borrowings for 2013 and $0.6 million for the acceleration of prepaid costs associated with our Prior Credit Agreement.

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

Balance Sheet Information
	December 31, 2014	December 31, 2013
	(In thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$70,793	$71,932
Funds held for customers	176,492	127,375
Receivables, net	234,104	200,040
Goodwill	425,712	190,978
Intangible assets, net	192,553	49,857
Total assets	1,387,773	900,305
Due to sponsor banks	31,165	19,109
Customer fund deposits	176,492	127,375
Processing liabilities	119,398	130,871
Borrowings:
Current portion	36,792	—
Long-term portion	523,122	150,000
Unearned revenue:
Current portion	46,601	18,172
Long term portion	2,354	—
Total liabilities	1,137,013	633,642
Total stockholders’ equity	250,760	260,475

December 31, 2014 Compared to December 31, 2013
Total assets increased $487.5 million, or 54.1%, to $1,387.8 million at December 31, 2014 from $900.3 million at December 31, 2013, primarily due to the acquisition of TouchNet at a purchase price of $375.0 million, which was financed by a new term loan. Individual asset increases at December 31, 2014 included $34.1 million in receivables, $49.1 million in funds held for customers (which is offset by an equal increase in customer fund deposits), $234.7 million in goodwill and $142.7 million in intangible assets. The increases in goodwill and intangible assets are primarily due to the acquisitions of TouchNet and Xpient, partially offset by the impairment of Leaf goodwill and intangible assets. See “— Overview" for further details on the acquisitions, "— 2014 Financial Highlights" for detail on goodwill and asset impairments and “— Liquidity and Capital Resources” for a discussion of our Credit Facilities.

Our receivables, which increased $34.1 million, or 17.0%, from December 31, 2013, are primarily due from our card payment processing merchants and result in large part from our practice of advancing interchange fees to most of our SME merchants during the month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge merchants for processing transactions. Total receivables also include amounts due from Discover and American Express bankcard networks for merchant sales transactions. Receivables from the networks are recovered the following business day from the date of processing the transaction. Amounts due from SME bankcard processing merchants and bankcard networks at December 31, 2014 increased $11.1 million and $4.4 million, respectively from December 31, 2013. The acquisitions of TouchNet and Xpient added $19.2 million to receivables at December 31, 2014.

The amount due to sponsor banks for funding advances was $29.9 million and $17.8 million at December 31, 2014 and December 31, 2013, respectively. The liability to sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. Total borrowings under our credit facility increased $409.9 million to $559.9 million at December 31, 2014 from $150.0 million at December 31, 2013. See “— Liquidity and Capital Resources” for a discussion of our Credit Facilities.

Unearned revenue (current and long term portions) increased $30.8 million or 169.4% primarily due to the acquisitions of TouchNet and Xpient, which added unearned revenue of $30.1 million at December 31, 2014.

Total stockholders' equity decreased $9.7 million from December 31, 2013 primarily due to the repurchasing of $54.5 million of our outstanding common stock and paying cash dividends of $12.3 million during the year ended December 31, 2014. These decreases are partially offset by net income of $33.9 million for the year ended December 31, 2014 and increases in total stockholders' equity from the proceeds received from the exercise of stock options, tax benefits related to those stock option exercises and share-based compensation expense.

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

Working Capital. Our working capital, defined as current assets less current liabilities, was positive by $15.1 million at December 31, 2014 and $37.8 million at December 31, 2013.
At December 31, 2014 we had cash on our Consolidated Balance Sheet totaling $70.8 million compared to cash of $71.9 million at December 31, 2013. Our cash balance included processing-related cash in transit and collateral of $17.8 million and $32.1 million at December 31, 2014 and 2013, respectively.

On December 31, 2014, we had $210.5 million available under our Revolving Credit Facility. See “— Credit Facilities” for more details.

Acquisitions and Divestitures.

Acquisitions

Campus Solutions
On September 4, 2014, we completed the acquisition of TouchNet, an integrated commerce solutions provider to higher-education institutions for a cash payment of $375 million, less a net working capital deficit, for all outstanding common shares. The purchase was funded primarily with a new five year, $375 million secured term loan. See “— Credit Facilities,” for further discussion. TouchNet added over 600 higher education clients serving over 6 million students, nearly one-third of the higher education enrollment in the United States, to our Campus Solutions business.

On December 14, 2012, we purchased for a $37.6 million cash payment the stock of ECSI and net assets of related entities. The purchase price was financed under our credit facilities. The acquisition expanded our Campus Solutions division. ECSI supports the entire life cycle of higher education and post-graduation school/student services, including student loan payment processing, default solutions, refund services, tuition payment plans, electronic billing and payment, tax document services, and business outsourcing.

Heartland School Solutions
On April 1, 2014, we purchased the net assets of MCS Software for a $17.3 million cash payment. The purchase price was financed under our 2013 Credit Facility and from operating cash flows. The acquisition further expands our market-leading position in the K-12 school nutrition and POS technology industry in our Heartland School Solutions business.

On June 29, 2012, we purchased for a $26.0 million cash payment the net assets of Lunch Byte Systems, Inc. (a.k.a. "Nutrikids"). The acquisition was funded through our credit facilities and subsequently repaid with cash on hand in July 2012.

This acquisition provided us with the ability to offer Internet payment capability to parents, which facilitates on-line deposits of funds into student accounts and enables schools to operate more efficiently.

Heartland Payroll Solutions
On December 31, 2012, we purchased for a $44.2 million cash payment the stock of Ovation. The purchase price was financed under our credit facilities. The acquisition expanded our existing payroll processing business. Ovation added over 10,000 clients in 48 states providing payroll processing, payroll tax preparation, Internet payroll reporting, and direct deposit. This acquisition added scale to our payroll platform, leveraging operating costs, and also added management, a new sales approach including an affinity partner network and enhanced product and servicing capabilities.

Heartland Commerce
On October 31, 2014, we acquired the net assets of Xpient Solutions, LLC (“Xpient”) for a cash payment of $30.0 million, plus net working capital. The purchase price was funded from a combination of operating cash and financing under the 2014 Revolving Credit Facility. Xpient provides POS software solutions to customers primarily in the food service industry.

On February 15, 2014, we purchased the assets of Merchant Software Corporation (referred to as "Liquor POS") for a $3.3 million cash payment. The purchase price was financed from operating cash flows. Liquor POS is a leading provider of POS systems to the liquor retail vertical. It currently serves over 3,400 merchants to whom we expect to offer our products and services.

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

On January 30, 2015,we acquired the net assets of pcAmerica for a cash payment of $15 million. The purchase was funded from a combination of operating cash and financing under the 2014 Revolving Credit Facility. pcAmerica delivers POS systems to streamline daily operations, including customer transactions, inventory tracking, employee labor, and marketing reports to meet the evolving needs of retail stores or restaurants.

On February 11, 2015, we acquired the net assets of Dinerware for a cash payment of $15 million minus a working capital deficit. The purchase was funded from a combination of operating cash and financing under the 2014 Revolving Credit Facility. Dinerware provides restaurant POS software solutions to the hospitality industry. Dinerware can be found in upscale restaurants, cafes, nightclubs, bar and grills, fast casual restaurants, counter service establishments, quick serve restaurants, hotels, casinos, cafeterias, golf courses, and wineries.

Divestiture

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

Cash Flow Provided By Operating Activities. We reported net cash provided by operating activities of $93.0 million in 2014, compared to $112.1 million in 2013 and $171.8 million in 2012.

Cash provided by operating activities in 2014, 2013 and 2012 reflects the benefit from net income from continuing operations as adjusted for non-cash operating items including increases in amortization of capitalized customer acquisition costs, depreciation and amortization, and share-based compensation expense. Cash provided by operating activities for 2014 was also adjusted for the non-cash asset impairment charges. See "— 2014 Financial Highlights" for further detail. Cash provided by operating activities in 2014 was reduced by payments of signing bonuses, increases in receivables, increases in customer acquisition costs, payouts of accrued buyout liability, decreases in processing liabilities, decreases in accounts payable and decreases in accrued expenses and other liabilities.
In 2013, cash provided by operating activities reflects uses of cash for an increase in receivables and a decrease in amounts due to sponsor banks, partially offset by an increase in processing liabilities. Cash provided by operating activities in 2013 and 2012 was reduced by payments for income taxes of $38.8 million and $25.8 million, respectively. In 2012, cash provided by operating activities reflects benefits from increases in payables, especially related to increased dues and fees payable to the card networks, and an increase in processing liabilities, partially offset by a reduction in amounts due to sponsor banks.
Other major determinants of operating cash flow are net signing bonus payments, which consume operating cash as we install new merchants, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout Liability” for more information. We paid net signing bonuses of $38.9 million, $29.1 million, and $29.3 million, respectively, in 2014, 2013 and 2012. In 2014, 2013 and 2012, we reduced our accrued buyout liability by making buyout payments of $11.6 million, $13.7 million, and $11.9 million, respectively.

Cash Flow Used In Investing Activities. Net cash used in investing activities was $447.2 million for 2014, $52.0 million for 2013 and $139.8 million in 2012. Cash flows used in investing activities in 2014 included the costs of acquiring, for a total of $392.1 million net of cash acquired, Liquor POS, MCS Software, TouchNet, and Xpient. Cash flows from investing activities for 2013 reflect the $19.3 million of net proceeds received from the sale of CPOS. The amount of cash used in investing activities during 2013 included $14.5 million for the investment in Leaf. The amount of cash used in investing activities during 2012 included $103.5 million for the acquisitions of NutriKids, ECSI, and Ovation.
We made capital expenditures of $54.9 million, $52.9 million and $34.5 million in 2014, 2013, and 2012, respectively. We continue building our technology infrastructure, primarily for hardware and software needed for the development and expansion of our products and operating platforms. To further develop our technology, we anticipate that these expenditures will continue near current levels in the future.
Cash Flow Provided By (Used In) Financing Activities. Net cash provided by financing activities was $353.1 million in 2014, compared to net cash used in financing activities of $38.8 million in 2013 and $21.8 million in 2012.
During 2014, we borrowed, net of financing costs, $460.4 million under our credit facilities, compared to $156.4 million in 2013 and $133.0 million in 2012. In 2014, 2013 and 2012 we made payments of $54.2 million, $161.0 million and $66.0 million, respectively, under our credit facilities. See “— Credit Facilities” for more details.
Cash used in financing activities in 2014, 2013 and 2012 included cash used for common stock repurchases. See “ —Common Stock Repurchases” for more information on our common stock repurchase authorizations. We used $54.5 million of cash to repurchase 1,347,817 shares of our common stock during 2014, $49.6 million of cash to repurchase 1,486,783 shares of our common stock during 2013 and $103.8 million of cash to repurchase 3,634,044 shares of our common stock during 2012. During 2014, 2013 and 2012, employees exercised stock options generating cash proceeds in the aggregate of $6.1 million, $14.2 million and $18.3 million, respectively, and tax benefits of $7.5 million, $11.6 million and $6.0 million, respectively.

Cash dividends paid in 2014 were $12.3 million, compared to $10.3 million and $9.2 million, respectively, in 2013 and 2012. See “— Dividends” for more information on our common stock dividends.
Credit Facilities. On September 4, 2014, we entered into an amended and restated senior secured credit facility (the "2014 Credit Agreement") with Bank of America, N.A., as administrative agent, and certain lenders who are a party to the 2014 Credit Agreement. This 2014 Credit Agreement replaces our October 2013 Credit Agreement (the "2013 Credit Agreement”). Credit extended under the 2014 Credit Agreement is guaranteed by our subsidiaries and is secured by substantially all of our assets and the assets of our subsidiaries.

The 2014 Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $400 million (the “2014 Revolving Credit Facility”) and a term loan in an aggregate principal amount of $375 million (the “2014 Term Credit Facility”). The 2014 Revolving Credit Facility included up to $35 million that may be used for the issuance of letters of credit and up to $35 million that is available for swing line loans. All principal and interest not previously paid on the 2014 Revolving Credit Facility will mature and be due and payable on September 4, 2019. The 2014 Term Credit Facility amortizes on a quarterly basis as follows, with the remaining principal balance due on September 4, 2019: (i) 5% of the initial 2014 Term Credit Facility to be payable in each of the first three years, (ii) 7.5% of the initial Term Credit Facility to be payable in the fourth year and (iii) 10% of the initial 2014 Term Credit Facility to be payable in the fifth year. The 2014 Term Credit Facility is also subject to mandatory prepayment from the net cash proceeds of certain asset dispositions, casualty or condemnation events, issuance of indebtedness and extraordinary receipts. Subject to the terms and conditions of the 2014 Credit Agreement, without the consent of the then existing lenders (but subject to the receipt of commitments), the 2014 Revolving Credit Facility may be increased and new incremental term loans may be issued in an aggregate principal amount of up to $150 million for all such increases under the 2014 Revolving Credit Facility and new term loans, subject to certain minimum threshold amounts.

On September 4, 2014, we borrowed $375 million under the 2014 Term Credit Facility and used that amount to fund the TouchNet Acquisition. At December 31, 2014, we had $370 million outstanding under the 2014 Term Credit Facility.

The 2014 Credit Agreement and the 2013 Credit Agreement each contain covenants which include: maintenance of certain leverage and fixed charge coverage ratios; limitations on our indebtedness, liens on our properties and assets, investments in, and loans to other business units, our ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to certain of our subsidiaries. We were in compliance with these covenants as of December 31, 2014 and December 31, 2013 and expect we will remain in compliance with the covenants of the 2014 Credit Agreement for at least the next twelve months.

On October 23, 2013, the date we closed the 2013 Credit Agreement, we drew down $150.0 million on a revolving credit facility under the 2013 Credit Agreement and used those proceeds to repay borrowings then outstanding, including $55.0 million outstanding under a term loan and $91.0 million outstanding under a revolving credit facility. At December 31, 2014 we had $189.5 million outstanding under the 2014 Revolving Credit Facility and at December 31, 2013, we had $150.0 million outstanding under the 2013 Credit Agreement's revolving credit facility.

Common Stock Repurchases.
Open Repurchase Authorization. On May 8, 2014, ours Board of Directors authorized the repurchase of up to $75 million of our outstanding common stock. As of December 31, 2014, we have not repurchased any shares under the May 8, 2014 authorization.

Completed Repurchase Authorizations. On each of October 21, 2011, July 27, 2012 and November 2, 2012, our Board of Directors authorized the repurchase of up to $50 million of our outstanding common stock. Repurchases under the October 21, 2011 and July 27, 2012 authorizations were completed during the year ended December 31, 2012 and repurchases under the November 2, 2012 authorization were completed during the second quarter of 2013. On May 8, 2013, our Board of Directors authorized the repurchase of up to $75 million of our outstanding common stock. These repurchases were completed during the second quarter of 2014.

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

A summary of repurchase activity under these authorizations is as follows:

	Repurchase Programs by Authorization Date
	October 2011	July 2012	November 2012	May 2013	May 2014	Total
Activity For the Year ended December 31, 2014
Shares repurchased	—	—	—	1,347,817	—	1,347,817
Cost of shares repurchased (in thousands)	—	—	—	$54,455	—	$54,455
Average cost per share	—	—	—	$40.40	—	$40.40
Remaining authorization (in thousands)	—	—	—	—	$75,000	$75,000

Activity For the Year ended December 31, 2013
Shares repurchased	—	—	952,183	534,600	—	1,486,783
Cost of shares repurchased (in thousands)	—	—	$29,813	$20,488	—	$50,301
Average cost per share	—	—	$31.31	$38.32	—	$33.83

Activity For the Year ended December 31, 2012
Shares repurchased	1,157,440	1,760,804	715,800	—	—	3,634,044
Cost of shares repurchased (in thousands)	$33,172	$50,000	$20,187	—	—	$103,359
Average cost per share	$28.66	$28.40	$28.20	—	—	$28.44

Dividends. During 2014, 2013 and 2012, our Board of Directors declared dividends of $0.34, $0.28 and $0.24 per share of common stock, respectively. During 2014, 2013 and 2012, we paid cash dividends of $12.3 million, $10.3 million and $9.2 million, respectively.

On February 13, 2015, our Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on March 13, 2015 to stockholders of record as of March 2, 2015.

Contractual Obligations. The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we must do so. As the majority of our SME transactions involve the delivery of the product or service at the time of the transaction, a good basis to estimate our exposure to chargebacks is the last four months' bankcard processing volume on our SME portfolio, which was $27.8 billion for the four months ended December 31, 2014 and $24.4 billion for the four months ended December 31, 2013. However, during the four months ended December 31, 2014 and December 31, 2013, we were presented with $16.0 million and $11.7 million, respectively, of chargebacks by issuing banks. In 2014, 2013 and 2012, we experienced merchant losses of $7.3 million, $3.1 million and $2.0 million, respectively, or 0.90 basis points, 0.41 basis points and 0.28 basis points, respectively, on total SME bankcard dollar volumes processed of $81.1 billion, $74.6 billion and $71.7 billion, respectively. In 2014, our losses included $4.6 million resulting from chargebacks from a single merchant who entered bankruptcy in the fourth quarter. These losses are included in processing and servicing expense in our Consolidated Statements of Income.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$9,739	$4,739	$5,000	$—	$—
Telecommunications providers (b)	9,931	4,133	5,798	—	—
Facility and equipment leases	75,119	15,068	21,868	13,688	24,495
2014 Term Credit Facility	370,312	18,750	42,187	309,375
2014 Revolving Credit Facility (c)	189,500	18,000	—	171,500	—
Capital Lease Obligation	102	42	60
	$654,703	$60,732	$74,913	$494,563	$24,495

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

(c)
Interest rates on the 2014 Revolving Credit Facility are variable in nature; however, we are party to fixed-pay amortizing interest rate swaps having a remaining notional amount of $15.0 million. If interest rates were to remain at the December 31, 2014 level, we would make interest payments of $0.3 million in the next year including net settlements on the fixed-pay amortizing interest rate swaps. The 2014 Revolving Credit Facility is available on a revolving basis until September 4, 2019.

Unrecognized Tax Benefits. At December 31, 2014, we had gross tax-effected unrecognized tax benefits of approximately $7.3 million. See “— Critical Accounting Estimates — Income Taxes.” As of December 31, 2014 we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

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

Legal and Regulatory Considerations

Processing System Intrusion Legal Proceedings
To date, we have had several lawsuits filed against us and our sponsor banks in connection with the Processing System Intrusion. For information concerning the remaining lawsuit, see "— Item 3. Legal Proceedings."

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

We have interest rate risk related to our payable to our sponsor banks. Within our amount payable to our sponsor banks are balances which our sponsor banks have advanced to our SME merchants for interchange fees. Historically, these advances to our SME merchants were funded first with our available cash, then by incurring a payable to our sponsor banks when that cash had been expended. Beginning in the fourth quarter of 2012, these merchant advances are first funded from settlement cash received from bankcard networks when receipt of that settlement cash precedes the funding obligation to the SME merchant. The amount due to sponsor banks for funding merchant advances was $29.9 million at December 31, 2014. During the year ended December 31, 2014, the average daily interest-bearing balance of that payable was approximately $42.3 million. A hypothetical 100 basis point change in short-term interest rates applied to our average payable to sponsor banks would result in a change of approximately $423,000 in annual pre-tax income.

We also incur interest rate risk on borrowings under our 2014 Credit Agreement. The 2014 Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $400.0 million, of which up to $35.0 million may be used for the issuance of letters of credit and up to $35.0 million is available for swing line loans. Subject to the terms and conditions of the Credit Agreement, without the consent of the existing lenders (but subject to the receipts of commitments), the 2014 Revolving Credit Facility may be increased and new incremental term loans may be issued in an aggregate principal amount of up to $150 million for all such increases under the 2014 Revolving Credit Facility or 2014 Term Loan Facility. The 2014 Revolving Credit Facility is available to us on a revolving basis until September 4, 2019. All principal and interest not previously paid on the 2014 Revolving Credit Facility will mature and be due and payable on September 4, 2019. At December 31, 2014, there was $189.5 million outstanding under the 2014 Revolving Credit Facility.

We have entered into fixed-pay amortizing interest rate swaps on a portion of the variable rate debt outstanding under the 2014 Credit Agreement. At December 31, 2014, the remaining notional amount of these interest rate swaps was $15.0 million.These interest rate swaps convert an equal amount of variable rate debt to fixed rate. The impact which a hypothetical 100 basis point increase in short-term interest rates would have on our outstanding December 31, 2014 balances under the Credit Agreement would be a decline of approximately $5.4 million in annual pre-tax income, including the benefit from interest rate swaps.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities within three years. At December 31, 2014, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $350,000 in annual pre-tax income from money market fund holdings, but a decrease in the value of fixed-rate investments of approximately $510,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $350,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $510,000.

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

In April 2014, the FASB issued updated guidance on reporting discontinued operations. Under this updated guidance, a discontinued operation will include a disposal of a major part of an entity’s operations and financial results such as a separate major line of business or a separate major geographical area of operations. The guidance raises the threshold to be a major operation but no longer precludes discontinued operations presentation where there is significant continuing involvement or cash flows with a disposed component of an entity. The guidance expands disclosures to include cash flows where there is significant continuing involvement with a discontinued operation and the pre-tax profit or loss of disposal transactions not reported as discontinued operations. The updated guidance is effective prospectively for interim and annual reporting periods beginning on or after December 15, 2014, with early application permitted. The effect on our consolidated financial statements is still being evaluated and will depend on the nature of future disposal transactions, if any.

In May 2014, the FASB issued guidance on revenue from contracts with customers, which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses in particular contracts with more than one performance obligation as well as the accounting for some costs to obtain or fulfill a contract with a customer and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. With respect to public entities, this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption is not permitted. The effect on our consolidated financial statements is still being evaluated.

In August 2014, the FASB issued guidance on presentation of going concern financial statements which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments in this guidance are expected to reduce diversity in the timing and content of footnote disclosures. The amendments in this guidance are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The effect on our consolidated financial statements is still being evaluated.

In January 2015, the FASB issued guidance on simplifying income statement presentation by eliminating the concept of extraordinary items. This guidance eliminates from generally accepted accounting principles in the United States the concept of extraordinary items. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The effect on our consolidated financial statements is still being evaluated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Heartland Payment Systems, Inc.

We have audited the accompanying consolidated balance sheets of Heartland Payment Systems, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Heartland Payment Systems, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting and included an explanatory paragraph regarding the Company’s exclusion of TouchNet Information Systems, Inc. from its assessment of internal control over financial reporting.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Heartland Payment Systems, Inc.

We have audited the internal control over financial reporting of Heartland Payment Systems, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at TouchNet Information Systems, Inc., which was acquired on September 4, 2014 and whose financial statements constitute approximately 30%, 0.9% and 3%, of total assets, total revenue, and net income from continuing operations, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at TouchNet Information Systems, Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 2, 2015

Heartland Payment Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
Assets	2014	2013
Current assets:
Cash and cash equivalents	$70,793	$71,932
Funds held for customers	176,492	127,375
Receivables, net	234,104	200,040
Investments	106	4,101
Inventory	12,048	11,087
Prepaid expenses	22,658	15,284
Current tax assets	15,082	10,426
Current deferred tax assets, net	9,308	9,548
Total current assets	540,591	449,793
Capitalized customer acquisition costs, net	73,107	61,027
Property and equipment, net	154,303	147,388
Goodwill	425,712	190,978
Intangible assets, net	192,553	49,857
Deposits and other assets, net	1,507	1,262
Total assets	$1,387,773	$900,305

Liabilities and Equity
Current liabilities:
Due to sponsor banks	$31,165	$19,109
Accounts payable	58,460	70,814
Customer fund deposits	176,492	127,375
Processing liabilities	119,398	130,871
Current portion of accrued buyout liability	15,023	13,943
Current portion of borrowings	36,792	—
Current portion of unearned revenue	46,601	18,172
Accrued expenses and other liabilities	41,517	31,689
Total current liabilities	525,448	411,973
Deferred tax liabilities, net	45,804	40,600
Reserve for unrecognized tax benefits	7,315	5,633
Long-term borrowings	523,122	150,000
Long-term portion of accrued buyout liability	32,970	25,436
Long-term portion of unearned revenue	2,354	—
Total liabilities	1,137,013	633,642
Commitments and contingencies (Note 17)	—	—

Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,344,921 and 37,485,486 shares issued at December 31, 2014 and December 31, 2013; 36,344,921 and 36,950,886 outstanding at December 31, 2014 and December 31, 2013	36	37
Additional paid-in capital	255,921	245,055
Accumulated other comprehensive loss	(130)	(88)
(Accumulated deficit) retained earnings	(5,067)	35,960
Treasury stock, at cost (534,600 shares at December 31, 2013)	—	(20,489)
Total stockholders’ equity	250,760	260,475
Noncontrolling interests	—	6,188
Total equity	250,760	266,663
Total liabilities and equity	$1,387,773	$900,305

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012

Total revenues	$2,311,381	$2,135,372	$2,013,436
Costs of services:
Interchange	1,422,894	1,335,487	1,284,038
Dues, assessments and fees	215,862	200,903	199,503
Processing and servicing	285,011	237,232	216,863
Customer acquisition costs	46,977	42,109	43,547
Depreciation and amortization	30,598	19,975	19,750
Total costs of services	2,001,342	1,835,706	1,763,701
General and administrative	190,554	173,568	139,934
Goodwill impairment charge	18,490	—	—
Asset impairment charges	18,875	—	—
Total expenses	2,229,261	2,009,274	1,903,635
Income from operations	82,120	126,098	109,801
Other income (expense):
Interest income	125	124	201
Interest expense	(8,057)	(5,429)	(3,446)
Other, net	(444)	(241)	(1,512)
Total other expense	(8,376)	(5,546)	(4,757)
Income from continuing operations before income taxes	73,744	120,552	105,044
Provision for income taxes	41,876	46,450	40,691
Net income from continuing operations	31,868	74,102	64,353
Income from discontinued operations, net of income tax of $—, $2,135, and $803	—	3,970	2,185
Net income	31,868	78,072	66,538
Less: Net (loss) income attributable to noncontrolling interests
Continuing operations	(2,011)	(610)	—
Discontinued operations	—	56	649
Net income attributable to Heartland	$33,879	$78,626	$65,889

Amounts attributable to Heartland:
Net income from continuing operations	$33,879	$74,712	$64,353
Income from discontinued operations, net of income tax and noncontrolling interests	—	3,914	1,536
Net income attributable to Heartland	$33,879	$78,626	$65,889

Basic earnings per share:
Income from continuing operations	$0.93	$2.03	$1.67
Income from discontinued operations	—	0.11	0.04
Basic earnings per share	$0.93	$2.14	$1.71

Diluted earnings per share:
Income from continuing operations	$0.91	$1.96	$1.60
Income from discontinued operations	—	0.10	0.04
Diluted earnings per share	$0.91	$2.06	$1.64

Weighted average number of common shares outstanding:
Basic	36,354	36,791	38,468
Diluted	37,187	38,053	40,058

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2014	2013	2012

Net income	$31,868	$78,072	$66,538
Other comprehensive (loss) income:
Reclassification of gains on investments, net of income tax of $108, $— and $—	(170)	—	—
Unrealized (losses) gains on investments, net of income tax of $(10), $8 and $21	(50)	12	33
Unrealized gains on derivative financial instruments, net of income tax of $106, $153 and $29	178	254	51
Foreign currency translation adjustment	—	(54)	281
Comprehensive income	31,826	78,284	66,903
Less: Comprehensive (loss) income attributable to noncontrolling interests	(2,011)	(570)	733
Comprehensive income attributable to Heartland	$33,837	$78,854	$66,170

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Consolidated Statements of Equity
(In thousands)

	Heartland Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares	Amount

Balance, January 1, 2012	38,848	$39	$207,643	$(680)	$29,236	(16,828)	$642	$220,052
Issuance of common stock– options exercised	1,522	2	18,301	—	—	—	—	18,303
Issuance of common stock – RSU’s vested	120	—	(1,641)	—	—	—	—	(1,641)
Excess tax benefit on employee share-based compensation	—	—	5,954	—	—	—	—	5,954
Repurchase of common stock	(3,634)	—	—	—	—	(103,359)	—	(103,359)
Retirement of treasury stock	—	(3)	(21,739)	—	(78,258)	100,000	—	—
Share-based compensation	—	—	14,187	—	—	—	—	14,187
Other comprehensive income	—	—	—	281	—	—	84	365
Dividends on common stock ($0.24 per share)	—	—	—	—	(9,238)	—	—	(9,238)
Net income for the year	—	—	—	—	65,889	—	649	66,538
Balance, December 31, 2012	36,856	$38	$222,705	$(399)	$7,629	$(20,187)	$1,375	$211,161
Issuance of common stock– options exercised	1,265	1	14,173	—	—	—	—	14,174
Issuance of common stock – RSU’s vested	317	—	(6,233)	—	—	—	—	(6,233)
Excess tax benefit on employee share-based compensation	—	—	11,596	—	—	—	—	11,596
Repurchase of common stock	(1,487)	—	—	—	—	(50,302)	—	(50,302)
Retirement of treasury stock	—	(2)	(10,024)	—	(39,974)	50,000	—	—
Share-based compensation	—	—	12,838	—	—	—	—	12,838
Changes in equity from sale of discontinued operations	—	—	—	83	—	—	(1,415)	(1,332)
Other comprehensive income (loss)	—	—	—	228	—	—	(16)	212
Noncontrolling interests in subsidiary acquired	—	—	—	—	—	—	6,798	6,798
Dividends on common stock ($0.28 per share)	—	—	—	—	(10,321)	—	—	(10,321)
Net income (loss) for the year	—	—	—	—	78,626	—	(554)	78,072
Balance, December 31, 2013	36,951	$37	$245,055	$(88)	$35,960	$(20,489)	$6,188	$266,663
Issuance of common stock– options exercised	453		6,109	—	—	—	—	6,109
Issuance of common stock – RSU’s vested	289		(7,245)	—	—	—	—	(7,245)
Excess tax benefit on employee share-based compensation	—	—	7,524	—	—	—	—	7,524
Repurchase of common stock	(1,348)	—	—	—	—	(54,455)	—	(54,455)
Retirement of treasury stock	—	(1)	(12,368)	—	(62,575)	74,944	—	—
Share-based compensation	—	—	13,269	—	—	—	—	13,269
Acquisition of noncontrolling interest	—	—	3,577	—	—	—	(4,177)	(600)
Other comprehensive loss	—	—	—	(42)	—	—	—	(42)
Dividends on common stock ($0.34 per share)	—	—	—	—	(12,331)	—	—	(12,331)
Net income (loss) for the year	—	—	—	—	33,879	—	(2,011)	31,868
Balance, December 31, 2014	36,345	$36	$255,921	$(130)	$(5,067)	$—	$—	$250,760

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$31,868	$78,072	$66,538
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	51,626	45,648	45,125
Other depreciation and amortization	48,270	35,389	28,213
Asset impairment charges	37,365	—	—
Addition to loss reserves	9,650	2,787	2,595
Provision for doubtful receivables	3,279	195	1,043
Deferred taxes	7,515	8,403	5,136
Share-based compensation	13,269	12,838	14,187
Gain on sale of assets	(305)	(3,786)	—
Write off of fixed assets and other	1,996	1,034	1,066
Changes in operating assets and liabilities:
Increase in receivables	(18,134)	(19,693)	(665)
(Increase) decrease in inventory	(890)	(1,343)	1,460
Payment of signing bonuses, net	(38,875)	(29,091)	(29,320)
Increase in capitalized customer acquisition costs	(24,831)	(21,159)	(17,216)
Decrease (increase) in current tax assets	2,188	(3,138)	9,118
Increase in prepaid expenses, deposits and other assets	(3,153)	(3,782)	(1,063)
Excess tax benefits on employee share-based compensation	(7,524)	(11,596)	(5,954)
Increase in reserve for unrecognized tax benefits	1,682	2,564	1,251
Increase (decrease) in due to sponsor banks	12,056	(18,477)	(26,295)
(Decrease) increase in accounts payable	(11,434)	2,136	11,840
Increase in unearned revenue	1,554	5,010	3,099
Decrease in accrued expenses and other liabilities	(11,666)	(6,615)	(4,063)
(Decrease) increase in processing liabilities	(21,123)	32,761	61,993
Payouts of accrued buyout liability	(11,568)	(13,651)	(11,886)
Increase in accrued buyout liability	20,182	17,620	15,638
Net cash provided by operating activities	92,997	112,126	171,840
Cash flows from investing activities
Purchase of investments	(38,962)	(5,262)	(6,556)
Sales of investments	25,247	—	—
Maturities of investments	—	2,000	4,714
(Increase) decrease in funds held for customers	(35,420)	4,040	(88,839)
Increase (decrease) in customer fund deposits	49,003	(4,030)	88,893
Proceeds from sale of business	—	19,343	—
Acquisitions of businesses, net of cash acquired	(392,142)	(15,182)	(103,470)
Capital expenditures	(54,913)	(52,924)	(34,549)
Net cash used in investing activities	(447,187)	(52,015)	(139,807)
Cash flows from financing activities
Proceeds from borrowings, net	460,392	156,416	133,000
Principal payments on borrowings	(54,188)	(161,001)	(66,003)
Proceeds from exercise of stock options	6,109	14,174	18,303
Excess tax benefits on employee share-based compensation	7,524	11,596	5,954
Repurchases of common stock	(54,455)	(49,625)	(103,774)
Dividends paid on common stock	(12,331)	(10,321)	(9,238)
Net cash provided by (used in) financing activities	353,051	(38,761)	(21,758)

Net (decrease) increase in cash	(1,139)	21,350	10,275
Effect of exchange rates on cash	—	1	5
Cash at beginning of year	71,932	50,581	40,301
Cash at end of year	$70,793	$71,932	$50,581

Supplemental cash flow information
Cash paid during the period for:
Interest	$6,824	$4,598	$2,991
Income taxes	30,504	38,827	25,832
See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements

1. Organization and Operations

Basis of Financial Statement Presentation— The accompanying consolidated financial statements include those of Heartland Payment Systems, Inc. (the "Company," “we,” “us,” or “our”) and its wholly-owned subsidiaries, Heartland Payroll Solutions, Inc., Heartland Payment Solutions, Inc., Heartland Acquisition LLC (“Network Services”), Xpient Solutions, LLC ("Xpient") as of October 31, 2014, TouchNet Information Systems, Inc. (“TouchNet”) as of September 4, 2014, Leaf Acquisition, LLC ("Leaf") as of September 11, 2013 (prior to August 6, 2014, the Company owned 66.67% of the outstanding capital stock of Leaf), and until January 31, 2013, its previously 70% owned subsidiary Collective POS Solutions Ltd. (“CPOS”).

The Company entered into an agreement during the fourth quarter of 2012 to sell CPOS. The transaction was settled on January 31, 2013 and the Company recorded a gain on the sale in the first quarter of 2013. The Company presents CPOS as a discontinued operation in the accompanying condensed consolidated financial statements. See Note 20, Discontinued Operations for more detail.

On August 6, 2014, the Company entered into a Stock Purchase Agreement with the noncontrolling shareholders of Leaf under which it acquired all shares of Leaf common stock held by the noncontrolling shareholders. As a result of this transaction, Leaf became a wholly-owned subsidiary of the Company. Also as a result of this transaction, the Company was released from any liabilities to the noncontrolling shareholders including a contingent earn-out liability that was provided to those noncontrolling shareholders under the original partial acquisition. See Note 2, Summary of Significant Accounting Policies — Goodwill, for detail on Leaf Goodwill and Asset Impairment charges.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.

Out of Period Adjustments—In the second quarter of 2014, the Company recorded out-of-period adjustments decreasing its revenue and increasing bad debt expense (included in Processing and Servicing in its Consolidated Statements of Income) by $1.4 million and $0.9 million, respectively. These adjustments related to immaterial errors that originated in the prior year in the Company's Heartland School Solutions business. These adjustments included revenue which was incorrectly recorded in prior periods and a reassessment of the collectability of certain customer accounts receivable. These out-of-period adjustments reduced earnings before income taxes and net income in the year ended December 31, 2014 by $2.3 million and $1.4 million, respectively, and reduced diluted earnings per share by $0.04. The Company considered existing guidance in evaluating whether a restatement of prior financial statements was required as a result of these misstatements. The guidance requires corrections of errors to be recorded by restatement of prior periods, if material. The Company has quantitatively and qualitatively assessed the materiality of the errors and concluded that the errors were not material to its earnings for the year ended December 31, 2013 and 2014, and accordingly, no restatement of prior period financial statements was warranted.

Business Description—The Company’s primary business is to provide payment processing services to merchants throughout the United States, and until January 31, 2013 in Canada (See Note 20, Discontinued Operations for more detail). This involves providing end-to-end electronic payment processing services to merchants by facilitating the exchange of information and funds between them and cardholders' financial institutions. To accomplish this, the Company undertakes merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support, and risk management. The Company also provides additional services, including those provided through subsidiaries, such as:

•	Integrated commerce solutions, payment processing, higher education loan services and open and closed-loop payment solutions to higher-education institutions through Campus Solutions,

•
School nutrition, point-of-sale solutions ("POS"), and associated payment solutions, including online prepayment solutions, to kindergarten through 12th grade ("K-12") schools through Heartland School Solutions,

•	Full-service payroll processing and related tax filing services, through Heartland Payroll Solutions,

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

•
Others including (1) prepaid and stored-value card solutions through Micropayments, (2) POS solutions and other adjacent business service applications through Heartland Commerce, and (3) marketing solutions including loyalty and gift cards which the Company provides through Heartland Marketing Solutions.

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

The sponsorship agreements with the member banks require, among other things, that the Company abide by the bylaws and regulations of the Visa and MasterCard networks, and certain sponsor banks require a cash balance in a deposit account. If the Company were to breach a sponsorship agreement and under certain other circumstances, the sponsor banks may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative sponsor bank. The Company is generally dependent on its sponsor banks, Visa and MasterCard for notification of any compliance breaches. As of December 31, 2014, the Company has not been notified of any such issues by its sponsor banks, Visa or MasterCard.

At December 31, 2014, the Company is party to three bank sponsorship agreements.

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

•
In November 2009, the Company entered into a sponsorship agreement with The Bancorp Bank ("TBB") to sponsor processing for the Company's Network Services merchants and, as of October 2013, certain of the Company's SME merchants. The agreement with TBB expires in February 2016 and will automatically renew for successive one-year periods unless either party provides six months written notice of non-renewal to the other party.

•
On March 24, 2011, the Company entered into a sponsorship agreement with Barclays Bank Delaware to sponsor processing for certain of the Company's large national merchants. The agreement with Barclays Bank Delaware expires in March 2016 and will automatically renew for successive one-year periods unless either party provides six months written notice of non-renewal to the other party.

The following is a breakout of the Company’s total Visa and MasterCard settled card processing volume for the month ending December 31, 2014 by percentage processed under its individual bank sponsorship agreements:

% of December 2014
Sponsor Bank	Card Processing Volume
Wells Fargo Bank, N.A.	70%
The Bancorp Bank	21%
Barclays Bank Delaware	9%

The Company also provides card transaction processing for DFS Services, LLC ("Discover") and is designated as an acquirer by Discover. The agreement with Discover allows the Company to acquire, process and fund transactions directly through Discover's network without the need of a bank sponsor. The Company processes Discover transactions similarly to

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

how it processes Visa and MasterCard transactions. The Company must comply with Discover acquirer operating regulations and uses its sponsor banks to assist in funding its merchants' Discover transactions.

Under a prior sales and servicing program agreement with American Express Travel Related Services Company, Inc.
("American Express") the Company: (a) provided solicitation services by signing new-to-American Express merchants directly with American Express; (b) provided transactional support services on behalf of American Express to the Company's American
Express accepting merchants; and (c) provided processing, settlement, customer support and reporting to merchants, similar to the services provided for the merchants' Visa, MasterCard and Discover transactions. In May 2014, the Company began offering a new American Express Card Acceptance Program (referred to as "OptBlue") to new merchants. The Company converted a majority of its existing merchants who were processing under the prior sales and servicing agreement with American Express to OptBlue during the third quarter of 2014.  As a participant in OptBlue the Company will acquire, contract, and establish pricing, as well as provide customer service, to merchants, similar to the transaction processing services the Company provides through Discover, Visa and MasterCard.

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

Cash and Cash Equivalents— At December 31, 2014, cash included approximately $17.8 million of processing-related cash in transit and collateral, compared to approximately $32.1 million of processing-related cash in transit and collateral at December 31, 2013. Processing-related cash in transit and collateral includes funds in transit associated with timing differences arising between the amounts the Company's sponsor banks receive from the bankcard networks and the amounts funded by the Company’s merchants. Processing-related cash in transit and collateral also includes merchant deposits, collateral deposits, and funds in transit relating to timing differences for the Company's non-card payment processing businesses.

Receivables— The Company's primary receivables are from its bankcard processing merchants. In addition to receivables for transaction fees the Company charges its merchants for processing transactions, these receivables include amounts resulting from the Company's practice of advancing interchange fees to most of its SME merchants during the month and collecting those fees at the beginning of the following month. The Company does not advance interchange fees to its Network Services merchants. Network Services merchants are invoiced monthly, on payment terms of 30 days net from date of invoicing. Receivables from merchants also include receivables from the sale of POS terminal equipment.

The timing for presentment of transaction funding files to the bankcard networks results in the Company's sponsor banks receiving settlement cash one day before payment is made to merchants, thereby increasing funding obligations to its SME merchants, which are carried in processing liabilities. The Company funds interchange advances/receivables to SME merchants first from this settlement cash received from bankcard networks, then from the Company's available cash or by incurring a liability to its sponsor banks. At both December 31, 2014 and 2013, the Company did not use any of its available cash to fund merchant advances. The amount due to sponsor banks for funding advances was $29.9 million at December 31, 2014 and $17.8 million at December 31, 2013. The liability to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants.

Receivables also include amounts due from Discover and American Express for merchant bankcard transactions. These amounts are recovered the next business day following the date of processing the transaction.

Receivables also include amounts resulting from the sale, installation, training and repair of payment system hardware and software for Campus Solutions, Heartland School Solutions and Other (which includes receivables from Micropayments, Heartland Commerce and Heartland Marketing Solutions). These receivables are mostly invoiced on terms of 30 days net from date of invoicing.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

Receivables are stated net of allowance for doubtful accounts. The Company estimates its allowance based on experience with its merchants, customers, and sales force and its judgment as to the likelihood of their ultimate payment. The Company also considers collection experience and makes estimates regarding collectability based on trends in the aging. Historically, the Company has not experienced significant charge offs for its merchant and customer receivables, other than the out-of-period adjustment (see Note 1, Organization and Operations for further details).

Investments and Funds Held for Customers— Investments, including those carried on the Consolidated Balance Sheets as Funds held for customers, consist primarily of equity investments, bond funds, tax-exempt bonds and certificates of deposit. Funds held for customers also include overnight bank deposits. The majority of investments carried in Funds held for customers are available-for-sale and recorded at fair value based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. In the event of a sale, cost is determined on a specific identification basis. At December 31, 2014, Funds held for customers included cash and cash equivalents of $148.9 million and investments available for sale of $27.6 million.

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

Inventories— Inventories consist of POS terminal equipment held for sale to merchants, prepaid card and cashless payment systems hardware for sale to end users, resellers and distributors, and campus payments solutions equipment for sale to end users. Inventories are valued at the lower of cost or market price. Cost is arrived at using the first-in, first-out method. Market price is estimated based on current sales of equipment.

Inventories also include purchased data encryption software licenses held for sale to merchants who acquire the Company's End-to-End Encryption Solution (“Heartland Secure") for processing bankcard transactions, or purchase the upgraded terminal and POS devices incorporating Heartland Secure.

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

The Company believed that no impairment of capitalized customer acquisition costs had occurred as of December 31, 2014 and 2013.

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

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

Long-Lived Assets— The Company evaluates the potential for impairment when changes in circumstances indicate that undiscounted cash flows estimated to be generated by the related assets are less than the carrying amount. The Company recorded non-cash asset impairments and write-offs relating to assets held and used of $18.9 million relating to internally developed software and intangible assets related to Leaf and a write-off of a capitalized internally developed software project termination (see "Goodwill," below for further detail).

Goodwill—Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. The Company tests goodwill for impairment at least annually and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of the reporting unit. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred.  Such changes may include, among others: a significant decline in expected future cash flows; a sustained decline in market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates.  The Company performs annual goodwill impairment testing in the fourth quarter. The impairment test for goodwill is a two-step approach. In the first step, the fair value of each reporting unit is compared to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment, if any. In the second step, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination and the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit's goodwill is then compared to the actual carrying value of the goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized for the difference.

Significant estimates and assumptions are used in the Company's goodwill impairment review and include the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. The fair value of each reporting unit is determined based on a combination of techniques, including the present value of future cash flows, applicable multiples of competitors and multiples from sales of like businesses, and requires us to make estimates and assumptions regarding discount rates, growth rates and the Company's future long-term business plans. Changes in any of these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment charge for each reporting unit.

The Company recently acquired Automation Inc. ("pc America") and Dinerware, Inc. ("Dinerware") for its Heartland Commerce segment (see — Subsequent Events). Heartland Commerce provides a comprehensive suite of POS solutions, payments processing capabilities and other adjacent business service applications. Heartland Commerce is comprised of existing POS businesses including Xpient, Liquor POS, Leaf and the Company's other POS solutions, and will include pcAmerica and Dinerware. Dinerware and pcAmerica are in the process of developing cloud-based POS systems that complement their well-established on-premise POS solutions. These cloud-based POS systems overlap with what was being developed by Leaf, and Dinerware and pcAmerica technologies and development plans provided insight into the status and positioning of Leaf’s technology in the marketplace. Consequently, the Company decided that it will stop POS development

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

efforts at Leaf. This decision caused a significant adverse change in the extent or manner in which the long-lived asset group for Leaf will be used, including Prosper, an internally developed POS software technology. The insight gained from our due diligence activities along with these changes in circumstances also resulted in the implied fair value of the Leaf reporting unit being significantly below its carrying value, which caused a Goodwill Impairment charge for the full balance of Leaf Goodwill as of December 31, 2014. The Company recorded pre-tax Goodwill and Asset Impairment charges totaling $18.5 million and $18.9 million, respectively.

The Company's evaluation indicated that no other impairment existed and the fair value of each of the other reporting units subject to the impairment evaluation substantially exceeded their respective carrying values as of December 31, 2014 and 2013. At December 31, 2014 and 2013, goodwill of $425.7 million and $191.0 million, respectively, was recorded on the Consolidated Balance Sheets.

Unearned revenue— Unearned revenue of $49.0 million and $18.2 million at December 31, 2014 and 2013, respectively, is primarily related to the Company's Heartland School Solutions, Campus Solutions, Payroll and Heartland Commerce businesses. Included in the Campus Solutions business is unearned revenue from TouchNet, which the Company acquired on September 4, 2014. The Company also has unearned revenue from Xpient, which was acquired on October 31, 2014. Unearned revenue is derived primarily from the sale and subscription of e-commerce solutions and integration to host computer systems as well as from support and maintenance contracts and professional services. Unearned revenue represents contractual obligations of the Company to provide software, services and support to customers in the future.

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
Notes To Consolidated Financial Statements—(Continued)

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

Revenue— The Company classifies its revenues into five categories: (i) Payment Processing, (ii) Heartland School Solutions, (iii) Heartland Payroll Solutions, (iv) Campus Solutions and (v) Other. The Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. The Company also evaluates its contractual arrangements for indications that multiple element arrangements may exist including instances where more-than-incidental software deliverables are included. The following revenue recognition policies define the manner in which the Company accounts for sales transactions by revenue category.

Payment Processing revenue primarily consists of discount, per-transaction and periodic (primarily monthly) fees from the processing of Visa, MasterCard, American Express and Discover transactions for SME merchants and per-transaction fees for the authorization and settlement of transactions for Network Services merchants. Also included in this category are American Express servicing fees, merchant service fees, fees for processing chargebacks and termination fees on terminated contracts. Interchange fees, which are the Company’s most significant expense, are set by the card networks and paid to the card issuing banks. For the majority of SME card processing revenue, the Company does not offset processing revenues and interchange fees because its business practice is to advance the interchange fees to most SME merchants when settling their daily transactions (thus paying the full amount of the transaction to the merchant), and then to collect the full discount fees from merchants on the first business day of the next month. The Company has merchant portability, credit risk, and the ultimate responsibility to the merchant and, as such, revenue is reported at the time of settlement on a gross basis. Payment processing services are transaction based and priced either as a fixed fee per transaction or as a percentage of the transaction value. The fees are charged for the processing services provided and do not include the gross sales price paid by the ultimate buyer to the merchant. For SME merchants to whom the Company does not advance interchange, it records card processing revenues net of interchange fees. As Network Services does not advance interchange fees to its merchants, the Company records its card processing revenues net of interchange fees. The Company records Payment Processing revenue at the time services are provided and at the time of shipment as it relates to deployment of POS devices.
Heartland Payroll Solutions revenue includes fees charged for payroll processing services, including check printing, direct deposit, related federal, state and local tax deposits and providing accounting documentation and interest income earned on funds held for customers. Revenues are recorded at the time service is provided.
Heartland School Solutions revenue includes fees from sales and maintenance of cafeteria POS solutions and associated payment solutions, including online prepayment solutions, back office management and hardware and technical support.
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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

Heartland Commerce revenue includes sales of POS solutions and the associated payment processing and adjacent business service applications.
Campus Solutions, Heartland School Solutions and Heartland Commerce have arrangements that contain multiple elements, such as hardware, software products, including perpetual licenses and Software-as-a-Service (“SaaS”) services, maintenance, and professional installation and training services. The Company allocates revenue to each element based on the selling price hierarchy. The selling price for a deliverable is based on vendor specific objective evidence (“VSOE”) of selling price, if available, or estimated selling price (“ESP”) if VSOE of selling price is not available. The Company establishes ESP, based on management judgment, considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. In arrangements with multiple elements, the Company determines allocation of the transaction price at inception of the arrangement based on the relative selling price of each unit of accounting.
In multiple element arrangements where more-than-incidental software deliverables are included, the Company has applied the residual method to determine the amount of software license revenues to be recognized. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration recognized upon delivery of the software license or services arrangement. The Company allocates the fair value of each element of a software related multiple-element arrangement based upon its fair value as determined by VSOE, with any remaining amount allocated to the software license. If evidence of the fair value cannot be established for the undelivered elements of a software arrangement then the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established.
Other revenues include Micropayments’ fees from selling hardware and software for unattended online wireless credit card based payment systems, and unattended value top up systems for off-line closed-loop smart (chip) card based payment systems. Also included in this category are Heartland Marketing Solutions fees from selling mobile and card-based marketing services, gift cards and rewards services as well as fees from selling, renting and deploying POS devices. Revenues are recorded at the time of shipment or at the time services are provided.
Loss Contingencies and Legal Expenses— The Company records a liability for loss contingencies when the liability is probable and the amount is reasonably estimable. Legal fees associated with loss contingencies are recorded when the legal fees are incurred.

The Company records recoveries from its insurance providers when cash is received from the provider.

Other Income (Expense)— Other income (expense) consists of interest income on cash and investments, the interest cost on the Company's borrowings, gains or losses on the disposal of assets, write downs of capitalized information technology development project, Provision for Processing System Intrusion costs and other non-operating income or expense items.

In 2014, other non-operating income or expense items also include:

•
Pre and after-tax gain of $3.6 million relating to a release from a contingent earn-out liability to the noncontrolling shareholders of Leaf. As a result of the Stock Purchase Agreement that the Company entered into on August 6, 2014 with the noncontrolling shareholders of Leaf, the Company was released from a contingent earn-out liability to those noncontrolling shareholders. The non-cash impact of the gain associated with the release of the contingent earn-out liability is recorded in "Other, net" in the Consolidated Statements of Income and "Write-off of fixed assets and other" in the Consolidated Statement of Cash Flows.

•
Pre-tax charge of $4.0 million relating to an other than temporary impairment ("OTTI") of an investment in the equity of TabbedOut. See Note 5, Funds Held for Customers and Investments for information on this OTTI.

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

Share–Based Compensation— The Company expenses employee share-based payments under the fair value method. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

Excess tax benefits are generated when employees exercise non-qualified stock options, make disqualifying dispositions of shares acquired through their exercise of incentive stock options and vest in restricted share units.
These excess tax benefits are reported as a financing cash inflow rather than a reduction of taxes paid, which is included within operating cash flows.  Accordingly, cash provided by operating activities decreased and cash provided by financing activities increased by $7.5 million in 2014, $11.6 million in 2013 and $6.0 million in 2012 related to excess tax benefits from stock-based awards.

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

	December 31, 2014	December 31, 2013
	(In thousands)
Notional value	$15,000	$25,000
Fair value (a)	(126)	(411)
Deferred tax benefit	54	153
(a) Recorded as a liability in accrued expenses and other liabilities

Noncontrolling Interests— Noncontrolling interests represent noncontrolling shareholders' share of the equity and after-tax net loss of Leaf until the Company's August 6, 2014 acquisition of Leaf noncontrolling interests, and the after-tax net income of CPOS until it was sold in a transaction settled on January 31, 2013. See Note 20, Discontinued Operations for more detail on CPOS.

Noncontrolling shareholders' share of after-tax net loss of Leaf is included in Net income (loss) attributable to noncontrolling interests from continuing operations in the Consolidated Statements of Income as of December 31, 2014 and 2013. On August 6, 2014, the Company entered into a Stock Purchase Agreement with the noncontrolling shareholders of Leaf under which it acquired all shares of Leaf common stock held by the noncontrolling shareholders. Prior to August 6, 2014, the Company owned 66.67% of the outstanding capital stock of Leaf. As a result of this transaction, Leaf became a wholly-owned subsidiary of the Company and there is no noncontrolling interest on the Consolidated Balance Sheet as of December 31, 2014. The minority stockholders’ interests included in noncontrolling interests in the December 31, 2013 Consolidated Balance Sheet were $6.2 million. This amount reflected the original investments by these minority stockholders' in Leaf, along with their proportionate share of Leaf's losses. Noncontrolling shareholders' share of after-tax net income of CPOS is included in Net income (loss) attributable to noncontrolling interests from discontinued operations in the Consolidated Statements of Income as of December 31, 2013 and 2012, respectively.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

Subsequent Events— The Company evaluated subsequent events through the issuance date with respect to the Consolidated Financial Statements as of and for the year ended December 31, 2014.

On January 30, 2015, the Company acquired the net assets of pcAmerica for a cash payment of $15.0 million. The purchase was funded from a combination of operating cash and financing under the 2014 Revolving Credit Facility. pcAmerica delivers POS systems to streamline daily operations, including customer transactions, inventory tracking, employee labor, and marketing reports to meet the evolving needs of retail stores or restaurants.

On February 11, 2015, the Company acquired the net assets of Dinerware for a cash payment of $15.0 million minus a working capital deficit. The purchase was funded from a combination of operating cash and financing under the 2014 Revolving Credit Facility. Dinerware provides restaurant POS software solutions to the hospitality industry. Dinerware can be found in upscale restaurants, cafes, nightclubs, bar and grills, fast casual restaurants, counter service establishments, quick serve restaurants, hotels, casinos, cafeterias, golf courses, and wineries.

New Accounting Pronouncements— From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by us as of the specified effective date.

In April 2014, the FASB issued updated guidance on reporting discontinued operations. Under this updated guidance, a discontinued operation will include a disposal of a major part of an entity’s operations and financial results such as a separate major line of business or a separate major geographical area of operations. The guidance raises the threshold to be a major operation but no longer precludes discontinued operations presentation where there is significant continuing involvement or cash flows with a disposed component of an entity. The guidance expands disclosures to include cash flows where there is significant continuing involvement with a discontinued operation and the pre-tax profit or loss of disposal transactions not reported as discontinued operations. The updated guidance is effective prospectively for interim and annual reporting periods beginning on or after December 15, 2014, with early application permitted. The effect on the Company’s consolidated financial statements is still being evaluated and will depend on the nature of future disposal transactions, if any.

In May 2014, the FASB issued guidance on revenue from contracts with customers, which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses in particular contracts with more than one performance obligation as well as the accounting for some costs to obtain or fulfill a contract with a customer and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. With respect to public entities, this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption is not permitted. The effect on the Company’s consolidated financial statements is still being evaluated.

In August 2014, the FASB issued guidance on presentation of going concern financial statements which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments in this guidance are expected to reduce diversity in the timing and content of footnote disclosures. The amendments in this guidance are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The effect on the Company’s consolidated financial statements is still being evaluated.

In January 2015, the FASB issued guidance on simplifying income statement presentation by eliminating the concept of extraordinary items. This guidance eliminates from generally accepted accounting principles in the United States the concept of extraordinary items. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The effect on the Company’s consolidated financial statements is still being evaluated.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

3. Acquisitions

Campus Solutions

TouchNet Information Systems, Inc.
On September 4, 2014, the Company completed the acquisition of TouchNet, for a cash payment of $375 million, less a net working capital deficit, for all outstanding common shares. The purchase was funded primarily through a new five-year $375 million term loan. See Note 10, Credit Facilities for further details.

The transaction was accounted for under the purchase method of accounting. Beginning September 4, 2014, TouchNet's results of operations are included in the Company's results of operations. The fair values of the TouchNet assets acquired and liabilities assumed were estimated as of their acquisition date. The excess of the purchase price over the net assets and liabilities, approximately $221.5 million, was recorded as goodwill, which is deductible for income tax reporting. The fair values are preliminary, based on estimates, and may be adjusted as the Company analyzes what was known and knowable at the acquisition, including the finalization of valuations.  Acquisition-related costs of approximately $2.1 million for advisory, legal and regulatory costs incurred in connection with the TouchNet acquisition have been expensed in general and administrative expenses. For the year ended December 31, 2014, the Company recognized $19.9 million of revenue related to TouchNet operations since the September 4, 2014 acquisition.

The following table summarizes the preliminary purchase price allocation (in thousands):
Cash and cash equivalents	$34,576
Receivables, net	12,243
Inventory	66
Prepaid expenses	601
Property and equipment, net	3,360
Intangible assets, net	144,402
Goodwill	221,548
Total assets acquired	416,796
Accounts payable	2,236
Accrued expenses and other liabilities	2,871
Current portion of unearned revenue	24,014
Current tax liability	13,914
Long-term portion of unearned revenue	2,037
Net assets acquired	$371,724

The weighted average amortization life for the 2014 acquired finite lived intangible assets related to acquisition of TouchNet are as follows:
Weighted average amortization life
(In years)
Customer relationships	20.0
Software	15.0
Non-compete agreements	5.0
Trademark	5.0
Overall	18.1

The following pro forma information shows the results of the Company's operations for the years ended December 31, 2014 and 2013 as if the TouchNet acquisition had occurred on January 1, 2013. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. The pro forma information is also not intended to be a projection of future results due to the integration of the acquired business.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

	Year Ended December 31,
	2014	2013
	(in thousands, except share data)
Total revenues	$2,363,916	$2,192,298
Net income attributable to Heartland	34,909	79,585
Basic earnings per share	$0.96	$2.16
Diluted earnings per share	$0.94	$2.09

Educational Computer Systems, Inc.
On December 14, 2012, the Company purchased for a $37.6 million cash payment, the stock of Educational Computer Systems, Inc. ("ECSI") and net assets of related entities. The purchase price was financed under the Company's credit facilities. The acquisition expanded the Company's Campus Solutions division. ECSI supports the entire life cycle of higher education and post-graduation school/student services, including student loan payment processing, default solutions, refund services, tuition payment plans, electronic billing and payment, tax document services, and business outsourcing.

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

Heartland School Solutions

MCS Software Corporation
On April 1, 2014, the Company purchased the net assets of MCS Software Corporation ("MCS Software") for a $17.3 million cash payment. The purchase price was financed under the 2013 Credit Facility and from operating cash flows. The acquisition further expands the Company's Heartland School Solutions business.

The transaction was accounted for under the purchase method of accounting. Beginning April 1, 2014, MCS Software's results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $11.2 million to goodwill, $6.4 million to intangible assets and $0.3 million to net tangible liabilities. The fair values of the MCS Software's assets acquired and liabilities assumed were estimated as of their acquisition date. The fair values are preliminary, based on estimates, and may be adjusted as the Company analyzes what was known and knowable at the acquisition, including the finalization of valuations. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Goodwill is expected to be deductible for income tax reporting.

The weighted average amortization life for the 2014 acquired finite lived intangible assets related to acquisition of MCS Software are as follows:
Weighted average amortization life
(In years)
Customer relationships	14.0
Non-compete agreements	5.0
Software	4.6
Overall	10.9

Lunch Byte Systems, Inc.
On June 29, 2012, the Company purchased for a $26.0 million cash payment the net assets of Lunch Byte Systems, Inc. (a.k.a. "Nutrikids"). The $26.0 million payment was funded through the Company's credit facilities, which borrowings were subsequently repaid with cash on hand in July 2012. Beginning July 1, 2012, Lunch Byte's results of operations are included in the Company's results of operations. The transaction was accounted for under the purchase method of accounting. The allocation of the total purchase price was as follows: $16.1 million to goodwill, $7.0 million to intangible assets and $2.9 million to net tangible assets. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Goodwill is deductible for income tax reporting.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

Heartland Payroll Solutions

Ovation Payroll, Inc.
On December 31, 2012, the Company purchased for a $44.2 million cash payment, the stock of Ovation Payroll, Inc. ("Ovation"). The purchase price was financed under the Company's existing credit facilities. The acquisition expands the Company's existing payroll processing business.

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

Heartland Commerce

Xpient Solutions, LLC
On October 31, 2014, the Company acquired the net assets of Xpient Solutions, LLC (“Xpient”) for a cash payment of $30.0 million, plus net working capital. The purchase price was funded from a combination of operating cash and financing under the 2014 Revolving Credit Facility. Xpient provides POS software solutions to customers primarily in the food service industry.

The transaction was accounted for under the purchase method of accounting. Beginning October 31, 2014, Xpient's results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $20.4 million to goodwill, $9.5 million to intangible assets and $4.1 million to net tangible assets. The fair values of the Xpient's assets acquired and liabilities assumed were estimated as of their acquisition date. The fair values are preliminary, based on estimates, and may be adjusted as the Company analyzes what was known and knowable at the acquisition, including the finalization of valuations. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Goodwill is expected to be deductible for income tax reporting.

The weighted average amortization life for the 2014 acquired finite lived intangible assets related to acquisition of Xpient are as follows:
Weighted average amortization life
(In years)
Customer relationships	21.0
Software	10.0
Trademark	5.0
Non-compete agreements	3.0
Overall	14.2

Liquor Point of Sale
On February 14, 2014, the Company purchased the assets of Merchant Software Corporation (referred to as
"Liquor POS") for a $3.3 million cash payment. The purchase price was financed from operating cash flows.

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

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

The transaction was accounted for under the purchase method of accounting. Beginning on September 11, 2013, Leaf's results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $18.5 million to goodwill, $6.9 million to intangible assets, $4.1 million to net tangible liabilities and $6.8 million to noncontrolling interest. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Goodwill is not expected to be deductible for income tax reporting. See Note 2, Summary of Significant Accounting Policies — Goodwill, for details on the Leaf goodwill and intangible asset impairment in 2014.

On August 6, 2014, the Company entered into a Stock Purchase Agreement with the noncontrolling shareholders of Leaf under which it acquired all shares of Leaf common stock held by the noncontrolling shareholders. As a result of this transaction, Leaf became a wholly-owned subsidiary of the Company. The Company accounted for this transaction as additional paid-in capital on the Consolidated Balance Sheet.

4. Receivables

A summary of receivables by major class was as follows at December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In thousands)
Accounts receivable from merchants and customers	$200,912	$172,147
Accounts receivable from bankcard networks	31,279	26,842
Accounts receivable from others	3,465	2,083
	235,656	201,072
Less allowance for doubtful accounts	(1,552)	(1,032)
Total receivables, net	$234,104	$200,040

Included in accounts receivable from others are amounts due from employees (predominately salespersons), which are $1.6 million and $1.1 million at December 31, 2014 and 2013, respectively. Accounts receivable related to bankcard networks are primarily amounts which were pre-funded to merchants for processing Discover and American Express bankcard transactions as well as amounts due from Visa for PIN debit transactions.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

A summary of the activity in the allowance for doubtful accounts for the three years ended December 31,
2014, 2013 and 2012 was as follows:
	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Beginning balance	$1,032	$1,438	$1,407
Out-of-Period adjustment (a)	875	—	—
Additions to allowance	3,071	180	818
Charges against allowance	(3,426)	(586)	(787)
Ending balance	$1,552	$1,032	$1,438

(a) See Note 1, Organization and Operations for a discussion of the Out-of-Period Adjustment.

5. Funds Held for Customers and Investments

A summary of funds held for customers and investments, including the amortized cost, gross unrealized gains (losses) and estimated fair value for investments held to maturity and investments available-for-sale by major security type and class of security were as follows at December 31, 2014 and 2013:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2014
Funds Held for Customers:
Conservative income bond fund - available for sale	$13,012	$—	$(16)	$12,996
Fixed income - municipal bonds - available for sale	14,688	2	(51)	14,639
Cash held for payroll customers	108,961	—	—	108,961
Cash held for Campus Solutions customers	39,896	—	—	39,896
Total Funds held for customers	$176,557	$2	$(67)	$176,492

Investments:
Investments held to maturity - Certificates of deposit (a)	$33	$—	$—	$33
Total investments	$33	$—	$—	$33
(a) Certificates of deposit has a remaining term of 20 months.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2013
Funds Held for Customers:
Conservative income bond fund - available for sale	$12,000	$10	$—	$12,010
Fixed income bond fund - available for sale	968	254	—	1,222
Cash held for payroll customers	88,376	—	—	88,376
Cash held for Campus Solutions customers	25,767	—	—	25,767
Total Funds held for customers	$127,111	$264	$—	$127,375

Investments:
Investments held to maturity - Certificates of deposit	$33	$—	$—	$33
Total investments	$33	$—	$—	$33

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

Expected maturities of the Fixed income -municipal bonds at December 31, 2014 are as follows:

	Total	Less Than 1 Year	1 To 5 Years	5 To 10 Years
	(In thousands)
December 31, 2014
Funds Held for Customers:
Fixed income - municipal bonds - available for sale cost	$14,688	$1,700	$12,988	$—
Fixed income - municipal bonds - available for sale estimated fair value	$14,639	$1,702	$12,937	$—
Also included in Investments on the Consolidated Balance Sheet are other investments, at cost.  As of December 31, 2013, other investments at cost includes a $4.0 million investment in the equity of ATX Innovation, Inc. (“TabbedOut”).  During the fourth quarter of 2014, the Company reviewed its investment in the stock of TabbedOut and estimated that the fair value of its investment in TabbedOut was substantially impaired, and therefore, an impairment charge of $4.0 million was recorded as of December 31, 2014 and included in "Other, net" in the Consolidated Statements of Income. Besides this impairment charge, the Company did not experience any other-than-temporary losses on its other investments during the twelve months ended December 31, 2014 and 2013,

During the twelve months ended December 31, 2014, the Company sold certain available for sale securities for $25.2 million and realized a gain on this sale of $0.3 million which was recognized in the Consolidated Statements of Income.

6. Capitalized Customer Acquisition Costs, Net

A summary of net capitalized customer acquisition costs as of December 31, 2014 and 2013 was as follows:

	December 31,
	2014	2013
	(In thousands)
Capitalized signing bonuses	$98,879	$86,886
Less accumulated amortization	(47,238)	(43,775)
	51,641	43,111
Capitalized customer deferred acquisition costs	54,583	45,241
Less accumulated amortization	(33,117)	(27,325)
	21,466	17,916
Capitalized customer acquisition costs, net	$73,107	$61,027

A summary of the activity in capitalized customer acquisition costs, net for the three years ended December 31, 2014,
2013 and 2012 was as follows:
	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of period	$61,027	$56,425	$55,014
Plus additions to:
Capitalized signing bonuses, net	38,875	29,091	29,320
Capitalized customer deferred acquisition costs	24,831	21,159	17,216
	63,706	50,250	46,536
Less amortization expense on:
Capitalized signing bonuses, net	(30,345)	(27,767)	(29,244)
Capitalized customer deferred acquisition costs	(21,281)	(17,881)	(15,881)
	(51,626)	(45,648)	(45,125)
Balance at end of period	$73,107	$61,027	$56,425

Net signing bonus adjustments from estimated amounts to actual were $(4.0) million, $(3.7) million, and $(3.1) million, respectively, for the years ended December 31, 2014, 2013 and 2012. Net signing bonus adjustments are netted against additions in the table above. Negative signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year is less than the estimated gross margin for that year, resulting in the overpayment of the

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

up-front signing bonus and would be recovered from the relevant salesperson. Positive signing bonus adjustments result from the prior underpayment of signing bonuses and would be paid to the relevant salesperson.

Fully amortized signing bonuses of $26.7 million, $27.8 million and $31.2 million, respectively, were written off during the three years ended December 31, 2014, 2013, and 2012. In addition, fully amortized customer deferred acquisition costs of $15.5 million, $13.7 million and $16.0 million, respectively, were written off during the three years ended December 31, 2014, 2013 and 2012.

The Company believes that no impairment of capitalized customer acquisition costs has occurred as of December 31, 2014 and 2013.
7. Property and Equipment, Net

A summary of property and equipment, net as of December 31, 2014 and 2013 is as follows:
	December 31,
	2014	2013
	(In thousands)
Computer hardware and software	$196,170	$184,515
Building	54,998	54,910
Furniture, fixtures and equipment	18,895	17,761
Leasehold improvements	11,966	7,815
Land	7,471	7,427
	289,500	272,428
Less accumulated depreciation	(135,197)	(125,040)
	$154,303	$147,388

Depreciation expense for the three years ended December 31, 2014, 2013 and 2012 was $36.4 million, $30.1 million and $25.7 million, respectively.

Total cost of assets not yet placed into service included in property and equipment at December 31, 2014 and 2013 were $25.8 million and $30.2 million, respectively. During the years ended December 31, 2014 , 2013, and 2012 the amount of capitalized costs for internally developed projects amounted to $40.3 million, $38.4 million, and $26.7 million, respectively. During the years ended December 31, 2014, 2013, and 2012, the amounts of capitalized costs for internally developed projects placed in service were $36.5 million, $25.7 million, and $22.7 million, respectively.

As of December 31, 2014 and 2013 there were $53.0 million and $42.4 million, respectively, of net capitalized costs for internally developed projects placed into service.

The estimated depreciation expense related to capitalized costs for internally developed projects placed in service for the next five years is as follows:
For the Years Ended December 31,
(In thousands)
2015	$23,580
2016	17,372
2017	6,826
2018	2,439
2019	1,600
Thereafter	1,198
$53,015

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

8. Intangible Assets and Goodwill

Intangible Assets — Intangible assets consisted of the following as of December 31, 2014 and 2013:
	December 31, 2014			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$159,925	$22,011	$137,914	6 to 21 years—proportional cash flow
Merchant portfolio	4,214	3,161	1,053	7 years—proportional cash flow
Software	58,377	13,300	45,077	1 to 15 years—straight line
Non-compete agreements	5,947	2,830	3,117	5 years—straight line
Other	5,800	408	5,392	5 to 9 years—straight line
	$234,263	$41,710	$192,553

	December 31, 2013			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$49,814	$14,107	$35,707	3 to 18 years—proportional cash flow
Merchant portfolio	4,095	2,703	1,392	7 years—proportional cash flow
Software	20,750	10,934	9,816	2 to 5 years—straight line
Non-compete agreements	4,489	1,880	2,609	3 to 5 years—straight line
Other	385	52	333	2 to 9 years—straight line
	$79,533	$29,676	$49,857

Amortization expense related to the intangible assets was $13.3 million, $9.0 million and $5.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The estimated amortization expense related to intangible assets for the next five years is as follows:
For the Years Ended December 31,
(In thousands)
2015	$18,645
2016	17,085
2017	15,325
2018	13,723
2019	12,529
Thereafter	115,246
$192,553

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

Goodwill — The changes in the carrying amount of goodwill by segment for the years ended December 31, 2014,
2013 and 2012 were as follows:
	Payment Processing	Campus Solutions	Heartland School Solutions	Heartland Payroll Solutions	Leaf	Other	Total
Balance at January 1, 2012	$43,701	$3,321	$40,732	$—	$—	$6,501	$94,255
Goodwill acquired during the period	—	30,358	15,231	30,831	—	—	76,420
Other (a)	—	—	(2,613)	—	—	—	(2,613)
Balance at December 31, 2012	43,701	33,679	53,350	30,831	—	6,501	168,062
Goodwill acquired during the period	—	—	—	—	20,619	—	20,619
Other (a)	—	2,110	—	187	—	—	2,297
Balance at December 31, 2013	43,701	35,789	53,350	31,018	20,619	6,501	190,978
Goodwill acquired during the period	—	222,076	13,592	—	—	22,633	258,301
Goodwill impairment (b)	—	—	—	—	(18,490)	—	(18,490)
Other (a)	—	(528)	(2,420)	—	(2,129)	—	(5,077)
Balance at December 31, 2014	$43,701	$257,337	$64,522	$31,018	$—	$29,134	$425,712
(a) Reflects adjustments to preliminary allocations of purchase price within the measurement period.
(b) See Note 2, Summary of Significant Accounting Policies — Goodwill, for a discussion of Goodwill and Asset Impairments.

Percentage of total reportable segments' assets that was goodwill as of December 31, 2014, 2013, and 2012 are as follows:
		Percent of Goodwill to Reportable Segments' Total Assets
		2014	2013	2012
	Payment Processing	8.2%	8.2%	9.4%
	Campus Solutions	50.8%	43.8%	43.6%
	Heartland School Solutions	76.3%	67.9%	74.9%
	Heartland Payroll Solutions	15.9%	19.9%	18.5%
	Leaf	—%	55.9%	—%
	Other	46.7%	37.7%	20.0%

9. Processing Liabilities

Processing liabilities result primarily from the Company's card processing activities and include merchant deposits maintained to offset potential liabilities arising from merchant chargebacks. A summary of processing liabilities and loss reserves was as follows at December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In thousands)
Merchant bankcard processing	$109,361	$121,143
Merchant deposits	6,655	8,223
Loss reserves	3,382	1,505
	$119,398	$130,871

In addition to the merchant deposits listed above, the Company held letters of credit related to merchant bankcard processing totaling $260,000 at December 31, 2013. The Company did not hold a letter of credit related to merchant bankcard processing at December 31, 2014.

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

The Company typically receives chargebacks from the card networks within four months after the later of (1) the date the transaction is processed, or (2) the delivery of the product or service to the cardholder. As the majority of the Company's

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

SME merchant transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company's exposure to chargebacks is the last four months' processing volume on the SME portfolio, which was $27.8 billion and $24.4 billion for the four months ended December 31, 2014 and 2013, respectively. However, for the four months ended December 31, 2014 , 2013 and 2012 the Company was presented with $16.0 million, $11.7 million and $11.8 million, respectively, in chargebacks by issuing banks. In the years ended December 31, 2014, 2013, and 2012 the Company incurred merchant losses of $7.3 million, $3.1 million and $2.0 million, respectively, or 0.90 basis points, 0.41 basis points and 0.28 basis points, respectively, on total SME card processing volumes processed of $81.1 billion, $74.6 billion, $71.7 billion, respectively. In 2014, the Company's losses included $4.6 million resulting from chargebacks from a single merchant who entered bankruptcy in the fourth quarter. These losses are included in processing and servicing costs in the Company's Consolidated Statements of Income.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company's SME merchants. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its Consolidated Balance Sheets, amounting to $3.4 million at December 31, 2014 and $1.5 million at December 31, 2013. This reserve is determined by performing an analysis of the Company's historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the years ended December 31, 2014, 2013, and 2012 was as follows:
	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Beginning balance	$1,505	$1,955	1,957
Additions to reserve (b)	9,650	2,738	2,123
Charges against reserve (a)	(7,773)	(3,188)	(2,125)
Ending balance	$3,382	$1,505	1,955

(a)	Included in these amounts are Heartland Payroll Solutions segment losses for the years ended December 31, 2014 , 2013 and 2012 of $480,000, $111,000 and $93,000

(b)	Includes $4.6 million of merchant losses as a result of chargebacks from a single merchant who entered bankruptcy in the fourth quarter of 2014
Chargeback losses originating from Network Services' bankcard processing on Passport during the years ended December 31, 2014 , 2013 and 2012 were immaterial.

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

up to $150 million for all such increases under the 2014 Revolving Credit Facility and new term loans, subject to certain minimum threshold amounts.
On September 4, 2014, the Company borrowed $375 million under the 2014 Term Credit Facility and used that amount to fund the TouchNet Acquisition (See Note 3, Acquisitions). At December 31, 2014, the Company had $370 million outstanding under the 2014 Term Credit Facility.

The 2014 Credit Agreement contains covenants which include: maintenance of certain leverage and fixed charge coverage ratios; limitations on the Company's indebtedness, liens on the Company's properties and assets, investments in, and loans to other business units, the Company's ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to certain Company subsidiaries. The Company was in compliance with these covenants as of December 31, 2014 and 2013, respectively.

On October 23, 2013, the date the Company closed the 2013 Credit Agreement, it drew down $150.0 million on its revolving credit facility under the 2013 Credit Agreement and used those proceeds to repay borrowings then outstanding; $55.0 million outstanding under a term loan and $91.0 million outstanding under a revolving credit facility. At December 31, 2014, the Company had $189.5 million outstanding under its 2014 Revolving Credit Facility and at December 31, 2013, the Company had $150.0 million outstanding under the 2013 Credit Agreement.

Under the terms of the 2014 Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1%, in each case plus a margin determined by the Company's current leverage ratio.

The weighted average interest rate at December 31, 2014 was 2.1%. Total fees and direct costs paid for the Company's credit facilities as of December 31, 2014 were $5.8 million, including $3.5 million paid on September 4, 2014. These costs are being amortized to interest expense over the life of the Credit Agreement.

11. Accrued Buyout Liability

A summary of the accrued buyout liability was as follows as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In thousands)
Vested Relationship Managers and sales managers	$46,301	$38,082
Unvested Relationship Managers and sales managers	1,692	1,297
	47,993	39,379
Less current portion	(15,023)	(13,943)
Long-term portion of accrued buyout liability	$32,970	$25,436

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.2 million and $0.1 million at December 31, 2014 and 2013, respectively.

A summary of the activity in the accrued buyout liability for the three years ended December 31, 2014, 2013, and
2012 was as follows:
	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Beginning balance	$39,379	$35,410	$31,658
Increase in settlement obligation, net	20,182	17,620	15,638
Buyouts	(11,568)	(13,651)	(11,886)
Ending balance	$47,993	$39,379	$35,410

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

The Company buys out portfolio equity regularly. During the years ended 2014, 2013 and 2012, the Company made total buyout payments of approximately $11.6 million, $13.7 million and $11.9 million, respectively. Residual commission expense is recorded in Processing and servicing costs on the Consolidated Statement of Income. The amount of future annual reductions in residual commission expense will be impacted by any additional portfolio equity buyouts and merchant attrition. Partially offsetting the impact of these buyouts are increases in the settlement obligation due to new SME merchant account signings, as adjusted for changes in same-store sales growth, changes in gross margin for existing merchant relationships and the impact of SME merchant attrition.

12. Stockholders' Equity

Common Stock Repurchases.
Open Repurchase Authorization. On May 8, 2014, the Company's Board of Directors authorized the repurchase of up to $75 million of the Company's outstanding common stock. As of December 31, 2014, the Company has not repurchased any shares under the May 8, 2014 authorization.

Completed Repurchase Authorizations. On each of October 21, 2011, July 27, 2012 and November 2, 2012, the Company's Board of Directors authorized the repurchase of up to $50 million of the Company's outstanding common stock. Repurchases under the October 21, 2011 and July 27, 2012 authorizations were completed during the year ended December 31, 2012 and repurchases under the November 2, 2012 authorization were completed during the second quarter of 2013. On May 8, 2013, the Company's Board of Directors authorized the repurchase of up to $75 million of the Company's outstanding common stock. These repurchases were completed during the second quarter of 2014.

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

A summary of repurchase activity under these authorizations is as follows:

	Repurchase Programs by Authorization Date
	October 2011	July 2012	November 2012	May 2013	May 2014	Total
Activity For the Year ended December 31, 2014
Shares repurchased	—	—	—	1,347,817	—	1,347,817
Cost of shares repurchased (in thousands)	—	—	—	$54,455	—	$54,455
Average cost per share	—	—	—	$40.40	—	$40.40
Remaining authorization (in thousands)	—	—	—	—	$75,000	$75,000

Activity For the Year ended December 31, 2013
Shares repurchased	—	—	952,183	534,600	—	1,486,783
Cost of shares repurchased (in thousands)	—	—	$29,813	$20,488	—	$50,301
Average cost per share	—	—	$31.31	$38.32	—	$33.83

Activity For the Year ended December 31, 2012
Shares repurchased	1,157,440	1,760,804	715,800	—	—	3,634,044
Cost of shares repurchased (in thousands)	$33,172	$50,000	$20,187	—	—	$103,359
Average cost per share	$28.66	$28.40	$28.20	—	—	$28.44

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

Dividends on Common Stock. During the years ended 2014, 2013 and 2012, the Company's Board of Directors declared dividends of $0.34, $0.28 and $0.24 per share of common stock, respectively. During the years ended 2014, 2013 and 2012, the Company paid cash dividends of $12.3 million, $10.3 million and $9.2 million, respectively.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

On February 13, 2015, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on March 13, 2015 to stockholders of record as of March 2, 2015.

13. Income Taxes

The provision for income taxes for the three years ended December 31, 2014, 2013, and 2012 consists of the following:
	Year Ended December 31,
	2014	2013	2012
Continuing Operations:	(in thousands)
Current:
Federal	$31,240	$31,326	$32,155
State	3,174	4,810	3,481
Deferred:
Federal	5,733	8,766	3,737
State	1,729	1,548	1,318
Total provision for income taxes from continuing operations	$41,876	$46,450	$40,691

The differences in federal income taxes provided from continuing operations and the amounts determined by applying the federal statutory tax rate of 35% to income before income taxes for the three years ended December 31, 2014, 2013, and 2012 are:

	Year Ended December 31,
	2014		2013		2012
	%	Amount	%	Amount	%	Amount
		(In thousands)		(In thousands)		(In thousands)
U.S. federal income tax at statutory rate	35.00%	$25,811	35.00%	$42,193	35.00%	$36,765
U.S. state and local income taxes, net	4.21%	3,103	3.26%	3,932	2.93%	3,065
Valuation allowance	9.85%	7,265	0.60%	724	—%	—
Goodwill impairment	8.78%	6,471	—%	—	—%	—
Nondeductible expenses	0.82%	609	0.52%	621	0.46%	492
U.S. tax on foreign income, net	0.15%	113	—%	—	0.38%	400
Other	(0.05)%	(33)	0.34%	415	(0.03)%	(31)
Research and development credit, net	(0.28)%	(209)	(1.19)%	(1,435)	—	—
Release of earn-out liability	(1.70)%	(1,254)	—%	—	—%	—
Provision for income taxes from continuing operations	56.78%	$41,876	38.53%	$46,450	38.74%	$40,691

On January 2, 2013, the American Taxpayer Relief Act of 2012 ("ATR Act") was enacted which included an extension of the federal research and development credit retroactively to 2012 and prospectively for 2013. The effect of the research and development credit for 2012 is being reflected in 2013 in conjunction with the filing of the Company’s 2012 tax return. The effect of the estimated research and development credit for 2013 is also reflected in 2013. On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted which included an extension of the federal research and development credit retroactively for one year and is reflected in 2014.

The Company recorded a liability of approximately $7.3 million, $5.6 million and $3.1 million for total gross unrecognized tax benefits of which approximately $4.9 million, $3.8 million and $2.0 million as of December 31, 2014, 2013 and 2012, respectively, would impact the effective tax rate. The Company does not expect any significant changes within the next twelve months in its unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2014, 2013, and 2012 is as follows:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at January 1,	$5,633	$3,069	$1,819
Additions based on tax positions related to the current year	1,693	2,681	1,429
Lapse of statute of limitations	(11)	(117)	(32)
Settlements	—	—	(147)
Balance at December 31,	$7,315	$5,633	$3,069

The Company accrues interest related to uncertain tax positions in interest expense and accrues penalties in general and administrative expense. At December 31, 2014, 2013 and 2012, the Company had an accrued interest liability on uncertain tax positions of approximately $666,000, $441,000, and $281,000, respectively. During 2014, 2013 and 2012, the Company recognized $225,000, $160,000, and $65,000, respectively, of interest expense related to uncertain tax positions. The Company does not expect to be assessed any penalties on its uncertain tax positions.

The tax years ended December 31, 2011, 2012 and 2013 remain subject to examination by the U.S. Internal Revenue Service and the Company is no longer subject to state income tax examinations prior to 2009, except in California where a Protest of Proposed Assessments for the years 2004 to 2008 is currently in progress. Currently the Company does not expect that its state liability will significantly increase or decrease during the next twelve months. The Company files income tax returns in all states where required.

During 2014 and 2013, the Company recorded current tax assets reflecting excess tax benefits of $7.5 million and $11.6 million, respectively, resulting from employees exercising non-qualified stock options, making disqualifying dispositions of shares acquired through their exercise of incentive stock options, and vesting of restricted share units. The Company classified the $7.5 million and $11.6 million of excess tax benefits for 2014 and 2013, respectively, as cash inflows from financing activities and cash outflows from operating activities in its Consolidated Statement of Cash Flows.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

The net deferred tax asset (liability) was comprised of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013
Deferred tax assets:	(In thousands)
Merchant contract costs	$10,689	$8,542
Loss reserve and accounts receivable allowance	1,513	859
Share-based compensation	8,096	8,154
FIN No. 48 deferred tax reserve-state tax	2,640	1,968
Other comprehensive income	54	170
Net operating loss carry-forward	12,492	11,034
Reserve for litigation	272	591
State net operating loss carry-forwards	32	24
Reserve for processor incentive	—	44
Capital loss carry-forward	1,616	—
Deferred compensation	1,482	2,632
Deferred state tax assets	1,552	1,487
Intangibles	1,349	—
Unearned rent	141	240
Other	943	1,229
Deferred tax assets	42,871	36,974
Less valuation allowance	(7,989)	(2,906)
Net deferred tax assets	34,882	34,068
Deferred tax liabilities:
Capitalized signing bonus	20,716	17,173
Software development	29,589	27,419
Property and equipment	3,337	3,597
Goodwill	17,736	12,591
Intangibles	—	4,340
Deferred tax liabilities	71,378	65,120
Net deferred tax liabilities	(36,496)	(31,052)
Less current deferred tax asset, net	9,308	9,548
Net deferred tax liabilities - non-current portion	$(45,804)	$(40,600)

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in the evaluation of the deferred tax benefits and differences in future results from management’s estimates could result in material differences in the realization of these assets.

In the fourth quarter 2014, the Company has determined the investment in TabbedOut to be significantly less in fair value as compared to the carrying value. As a result, the Company has recorded a deferred tax asset in the amount of $1.6 million for unrealized capital losses and a 100% valuation allowance against the deferred tax that the Company may not realize due to the requirement that capital losses may only be offset against capital gains. The Company will continue to carry the valuation allowance until such time as it believes that these deferred tax assets are more-likely-than-not to be realized.

On September 11, 2013, the Company purchased 66.67% of the outstanding capital stock of Leaf.  On August 6, 2014 the Company acquired the remaining 33.33% of the outstanding common stock shares of Leaf. Because Leaf was less than 80% owned, it cannot be consolidated for tax purposes, during the periods prior to 100% ownership and must file a separate tax return.  Since Leaf recorded cumulative net operating losses in recent years and projects losses in the near term, management has provided a 100% valuation allowance against its deferred tax assets resulting from its net operating loss carryforwards and will continue to carry the valuation allowance until such time as management believes that these deferred tax assets are more-likely- than-not to be realized. For the period beginning on and after August 6, 2014, the Company intends to utilize the losses generated from Leaf against consolidated taxable income. See Note 1, Organization and Operations for a description of the transaction involving Leaf’s ownership interests.

On December 31, 2012, the Company acquired Ovation and its $23.2 million of net operating losses ("NOLs"). This acquisition was a “change of ownership” within the meaning of Section 382 of the Internal Revenue Code, and, as a result,

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

such NOLs are subject to an annual limitation. Based upon the historical taxable income and projections for future taxable income over periods in which these NOLs will be deductible, the Company believes that it is more likely than not that the Company will be able to fully utilize these NOLs before the carry-forward periods begin to expire in fiscal 2023 and therefore a valuation allowance is not required.

14. Stock Incentive Plans

In May 2010, the Company approved the Amended and Restated 2008 Equity Incentive Plan (the "2008 Plan") under which it has granted stock options and Restricted Share Units including service-based RSUs, performance-based RSUs (“PRSUs”), and total shareholder return RSUs (“TRSUs”). The maximum number of share awards which may be granted under the Amended and Restated 2008 Equity Incentive Plan is 7,700,000, of which 1,297,064 stock options, 1,482,781 RSUs and 990,548 PRSUs and TRSUs were granted from 2010 through year end December 31, 2014. The stock options and Restricted Share Units granted during this time generally vest over four years, while the PRSUs and TRSUs will vest only if, over the term of these grants, performance targets are achieved. At December 31, 2014, 5,500,996 shares of the 7,700,000 authorized shares of common stock reserved for issuance under the Amended and Restated 2008 Equity Incentive Plan remain available for future grant.

The stock options and Restricted Share Units were granted with terms of five years and an exercise price equal to the closing market price on the date of grant. The total intrinsic value of stock options exercised under the 2008 Plan during 2014, 2013 and 2012 was $15.1 million, $27.9 million and $22.6 million, respectively. The total intrinsic value of Restricted Share Units vested under the 2008 Plan during 2014, 2013 and 2012 was $19.8 million, $17.0 million and $5.2 million, respectively.

Amounts the Company recognized in its consolidated financial statements for the years ended December 31, 2014, 2013, and 2012 with respect to these share-based plans were as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Compensation expense recognized on share-based plans before income tax benefit	$13,269	$12,838	$14,187
Related income tax benefit recognized in the income statement	5,175	4,981	5,458
Cash received from stock option exercises	6,109	14,174	18,303
Excess tax benefit recorded for tax deductions resulting from the exercise of stock options	7,524	11,596	5,954
Tax benefit realized as reductions of estimated tax payments during the period	4,179	8,587	4,220
The Company expenses employee share-based payments under the fair value method. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

Restricted Share Units. The Company grants three types of Restricted Share Units (“RSUs”), service-based RSUs, performance-based RSUs (“PRSUs”), and total shareholder return RSUs (“TRSUs”).

In the fourth quarters of 2012, 2013 and 2014, the Compensation Committee of the Company's Board of Directors approved grants of PRSUs having rights to earn 0% to 250% of a target number of shares of the Company’s common stock depending on the achievement of grant-specific performance targets and service vesting as shown in the following table:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

	Performance Awards by Grant Date
	4th Quarter 2012	4th Quarter 2013	4th Quarter 2014
PRSUs granted at target	60,507	115,223	47,421
% of Target shares earned	23%	(a)	(a)
Vesting during 2015	50%	—	—
Vesting during 2016	50%	—	—
Vesting during 2017	—	50%
Vesting during 2018	—	50%	50%
Vesting during 2019	—	—	50%
Grant Performance Target	(b)	(c)	(d)

(a)	PRSUs are still in the performance period.

(b)
The target number of shares for these PRSUs would have been earned had the Company achieved a pro forma diluted earnings per share compound annual growth rate ("CAGR") of fifteen percent (15%) for the two-year period ending December 31, 2014. Based on actual CAGR achieved, these PRSUs were earned at 23% of target. Prior to the fourth quarter of 2014, the Company had been expensing to target and in the fourth quarter adjusted cumulative stock compensation expense recorded on these PRSUs by $1.1 million.

(c)
The target number of shares for these PRSUs will be earned only if the Company achieves a pro forma diluted earnings per share growth rate of forty percent (40%) over the three-year period ending December 31, 2016. Shares actually earned could range from 0% to 250% of target determined by the actual growth rate achieved over the three-year period ending December 31, 2016. The Company has recorded expense on these PRSUs based on achieving the 40% target.

(d)
The target number of shares for these PRSUs will be earned only if the Company achieves a pro forma diluted earnings per share growth rate of forty percent (40%) over the three-year period ending December 31, 2017. Shares actually earned could range from 0% to 225% of target determined by the actual growth rate achieved over the three-year period ending December 31, 2017.The Company has recorded expense on these PRSUs based on achieving the 40% target.

Pro forma diluted earnings per share for (b), (c) and (d) performance targets are calculated excluding non-operating gains and losses, if any, and excluding the after-tax impact of share-based compensation expense. The closing price of the Company's common stock on the grant date equals the grant date fair value of these nonvested Restricted Share Units awards and will be recognized as compensation expense over their vesting periods.

In the fourth quarters of 2012, 2013 and 2014, the Compensation Committee of the Company's Board of Directors approved grants of TRSUs having rights to earn 0% to 225% of a target number of shares of the Company’s common stock depending on the achievement of grant-specific measures of total shareholder returns and service vesting as summarized below:

In the fourth quarter of 2012, the Compensation Committee of the Company's Board of Directors approved target grants of 72,345 Relative Total Shareholder Return Restricted Share Units (referred to as “Relative TRSUs”). These Relative TRSUs are nonvested share awards for which vesting percentages and ultimate number of units vesting will be calculated based on the total shareholder return of the Company's common stock as compared to the total shareholder return of 86 peer companies. The payout schedule can produce vesting percentages ranging from 0% to 225%. Total shareholder return will be calculated based upon the average closing price for the 30 calendar day period ending December 9, 2015, divided by the closing price on December 10, 2012. The target number of units is based on achieving a total shareholder return equal to the 65th percentile of the peer group. The Company recorded expense on these Relative TRSUs based on achieving the target. A lattice valuation model was applied to measure the grant date fair value of these Relative TRSUs.

In the fourth quarter of 2013, the Compensation Committee approved target grants of 57,598 Relative TRSUs. These Relative TRSUs are nonvested share awards for which vesting percentages and ultimate number of units vesting will be calculated based on the total shareholder return of the Company's common stock as compared to the total shareholder return of 91 peer companies. The payout schedule can produce vesting percentages ranging from 0% to 200%. Total shareholder return will be calculated based upon the average closing price for the 30 calendar day period ending December 6, 2016, divided by the closing price on December 6, 2013. The target number of units is based on

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

achieving a total shareholder return equal to the 65th percentile of the peer group. The Company recorded expense on these Relative TRSUs based on achieving the target. A lattice valuation model was applied to measure the grant date fair value of these Relative TRSUs.

In the fourth quarter of 2013, the Compensation Committee approved target grants of 59,533 Absolute Total Shareholder Return Restricted Share Units (referred to as “Absolute TRSUs”). These Absolute TRSUs are nonvested share awards for which vesting percentages and ultimate number of units vesting will be calculated based on the three or four year total shareholder return of the Company's common stock. The payout schedule can produce vesting percentages ranging from 0% to 200%. Total shareholder return will be calculated based upon the average closing price for the 30 calendar day period ending December 6, 2016 or December 6, 2017, divided by the closing price on December 6, 2013. The target number of units is based on achieving a total shareholder return of 33% over three years or 46% over four years. The Company recorded expense on these Absolute TRSUs based on achieving the target. A lattice valuation model was applied to measure the grant date fair value of these Absolute TRSUs.

In the fourth quarter of 2014, the Compensation Committee approved target grants of 52,321Absolute TRSUs. These Absolute TRSUs are nonvested share awards for which vesting percentages and ultimate number of units vesting will be calculated based on the Company's three or four year total shareholder return of our common stock. The payout schedule can produce vesting percentages ranging from 0% to 200%. Total shareholder return will be calculated based upon the average closing price for the 30 calendar day period ending December 18, 2017 or December 18, 2018, divided by the closing price on December 18, 2014. The target number of units is based on achieving a total shareholder return of 33% over three years or 46% over four years. The Company recorded expense on these Absolute TRSUs based on achieving the target. A lattice valuation model was applied to measure the grant date fair value of these Absolute TRSUs

Stock Options. The Company estimates the grant date fair value of the stock options it issues using a Black-Scholes valuation model for “plain-vanilla” stock options and performance-based stock options, and uses a lattice valuation model to measure grant date fair value for stock options containing market vesting conditions. The Company's assumption for expected volatility is based on its historical volatility data related to market trading of its own common stock. The Company bases its assumptions for the expected life of new stock option grants on its analysis of the historical exercise patterns of its stock options. The dividend yield assumption is based on dividends expected to be paid over the expected life of the stock option. The risk-free interest rate assumption for stock options granted is determined by using U.S. treasury rates of the same period as the expected option term of each stock option.

The weighted-average fair value of options granted during the year ended December 31, 2012 was $9.36. No stock options were granted during the years ended December 31, 2014 and 2013. The fair value of options granted during the year ended December 31, 2012 was estimated at the grant date using the following weighted average assumptions:

Year ended December 31,
2012
Expected volatility	55%
Expected life	3.75 years
Expected dividends	1.00%
Risk-free interest rate	0.51%

Diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 were computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options and vesting of Restricted Share Units, where dilutive.

At December 31, 2014, there was a total of $29.8 million of unrecognized compensation expense related to unvested stock options and Restricted Share Units, which the Company expects to recognize over a weighted average period of 2.3 years.

Share-Based Plan Activity. During 2014 and 2013, employees exercised 453,001 and 1,264,825 stock options, respectively, to acquire the Company's common stock, generating $6.1 million and $14.2 million of stockholders' equity from the exercises and $7.5 million and $11.6 million of stockholders' equity related to tax deductions, which accrued to the Company as employees exercised non-qualified stock options, or made disqualifying dispositions of shares acquired through

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

the exercise of incentive stock options. Stock option and restricted share activity in the Company's share-based plans during 2012, 2013 and 2014 was as follows:

	Stock Options		Restricted Share Units		Combined
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Grant Price	Shares	Weighted-Average Exercise/Grant Price
Options outstanding at January 1, 2012	5,966,065	$16.26	1,103,102	$17.11	7,069,167	$16.39
Issued	27,496	$24.28	568,624	$29.88	596,120	$29.62
Exercised/vested	(1,522,429)	$12.03	(175,000)	$14.57	(1,697,429)	$12.29
Forfeited/cancelled	(240,945)	$22.20	(32,090)	$21.78	(273,035)	$22.15
Outstanding at December 31, 2012	4,230,187	$17.39	1,464,636	$22.31	5,694,823	$18.65
Options exercisable at December 31, 2012	808,962	$12.16	—	$—	808,962	$12.16
Issued	—	$—	491,542	$42.50	491,542	$42.50
Exercised/vested	(1,264,825)	$11.21	(502,225)	$18.72	(1,767,050)	$13.34
Forfeited/cancelled	(2,283,218)	$21.84	(98,451)	$23.88	(2,381,669)	$21.92
Outstanding at December 31, 2013	682,144	$14.26	1,355,502	$30.83	2,037,646	$25.29
Options exercisable at December 31, 2013	394,252	$13.20	—	$—	394,252	$13.20
Issued	—	$—	429,591	$51.20	429,591	$51.20
Exercised/vested	(453,001)	$13.49	(457,232)	$25.00	(910,233)	$19.27
Forfeited/cancelled	(30,250)	$12.51	(87,142)	$30.78	(117,392)	$26.07
Outstanding at December 31, 2014	198,893	$16.13	1,240,719	$38.49	1,439,612	$35.40
Options exercisable at December 31, 2014	187,643	$15.76	—	$—	187,643	$15.76

Stock options and Restricted Share Units which were outstanding at December 31, 2014 totaled 1,439,612 and had a weighted-average remaining contractual life of 2.1 years, a weighted average exercise/grant price of $35.40, and total intrinsic value of $74.5 million. Stock options which were exercisable at December 31, 2014 totaled 187,643 and had a weighted-average remaining contractual life of 0.7 years, a weighted average exercise price of $15.76, and total intrinsic value of $7.2 million. The Company has historically issued new shares to satisfy the exercise of options and vesting of RSUs.

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

For the years ended December 31, 2014 and 2013, there have been no transfers between Level 1 and Level 2 categories. The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2014 and 2013:

December 31, 2014		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments available for sale:
Conservative income bond fund (a)	$12,996	$12,996	$—	$—
Fixed income bond fund (a)	14,639	14,639	—	—
Total assets	$27,635	$27,635	$—	$—

Liabilities:
Interest rate swaps	$126	$—	$126	$—
Total liabilities	$126	$—	$126	$—

December 31, 2013		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments available for sale:
Conservative income bond fund (a)	$12,010	$12,010	$—	$—
Fixed income bond fund (a)	1,222	1,222	—	—
Total assets	$13,232	$13,232	$—	$—

Liabilities:
Interest rate swaps	$411	$—	$411	$—
Total liabilities	$411	$—	$411	$—
(a) amounts included in Funds held for customers on the Consolidated Balance Sheet
The following tables provide the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2014 and 2013:

December 31, 2014		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments held to maturity:
Certificates of deposit	$33	$—	$33	$—
Total assets	$33	$—	$33	$—

Liabilities:
2014 Term Credit Facility	$370,312	$—	$370,312	$—
Revolving Credit Facility	189,500	—	189,500	—
Capital Lease Obligation	102			102
Total liabilities	$559,914	$—	$559,812	$102

December 31, 2013		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments held to maturity:
Certificates of deposit	$33	$—	$33	$—
Total assets	$33	$—	$33	$—

Liabilities:
Revolving Credit Facility	$150,000	$—	$150,000	$—
Total liabilities	$150,000	$—	$150,000	$—

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

The Company's liabilities include interest rate swaps that are measured at fair value using observable market inputs including the Company's credit risk and its counterparties' credit risks. Based on these inputs, the interest rate swaps are classified within Level 2 of the valuation hierarchy. Based on the Company's continued ability to enter into these swaps, the Company considers the markets for its fair value instruments to be active. The Company's liabilities as of December 31, 2014 and 2013 also include borrowings under its credit facilities and the carrying value of these liabilities approximates fair value.

The Company's financial instruments also include cash and cash equivalents and cash held for customers and their carrying values approximate fair value as of December 31, 2014 and 2013 because they bear interest at market rates and have maturities of less than 90 days at the time of purchase.

16. Employee Benefit Plan

The Company offers a defined contribution plan (the "Plan") to all employees. Company contributions are generally based upon fixed amounts of eligible compensation. The Company contributed approximately $3.4 million, $2.5 million and $1.9 million to the Plan for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Contingencies—The Company collects and stores sensitive data about its merchant customers and bankcard holders. If the Company’s network security is breached or sensitive merchant or cardholder data is misappropriated, the Company could be exposed to assessments, fines or litigation costs that could be material.

Leases—The Company leases various office spaces and certain equipment under operating leases with remaining terms ranging up to 12 years. The majority of the office space lease agreements contain renewal options and generally require the Company to pay certain operating expenses.
Future minimum lease payments for all non-cancelable leases as of December 31, 2014 were as follows:

For the Years Ended December 31,	Operating Leases (a)
(In thousands)
2015	$15,068
2016	12,965
2017	8,903
2018	7,773
2019	5,915
Thereafter	24,495
Total future minimum lease payments	$75,119
(a) There were no material capital leases at December 31, 2014.

Rent expense for leased facilities and equipment was $12.0 million, $10.2 million and $8.0 million, respectively, for the years ended December 31, 2014, 2013, and 2012.

Commitments— Certain officers of the Company have entered into employee confidential information and non-competition agreements under which they are entitled to severance pay equal to their base salary and medical benefits for one year or two years depending on the officer and a pro-rated bonus in the event they are terminated by the Company other than for cause. The Company paid $0.6 million under one of these agreements in the year ended December 31, 2014.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

The following table reflects the Company’s other significant contractual obligations, including leases from above, as of December 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$9,739	$4,739	$5,000	$—	$—
Telecommunications providers (b)	9,931	4,133	5,798	—	—
Facility and equipment leases	75,119	15,068	21,868	13,688	24,495
2014 Term Credit Facility	370,312	18,750	42,187	309,375	—
2014 Revolving Credit Facility (c)	189,500	18,000	—	171,500	—
Capital Lease Obligation	102	42	60	—	—
	$654,703	$60,732	$74,913	$494,563	$24,495

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

(c)
Interest rates on the 2014 Revolving Credit Facility are variable in nature; however, the Company is party to fixed-pay amortizing interest rate swaps having a remaining notional amount of $15.0 million. If interest rates were to remain at the December 31, 2014 level, the Company would make interest payments of $0.3 million in the next year including net settlements on the fixed-pay amortizing interest rate swaps. The 2014 Revolving Credit Facility is available on a revolving basis until September 4, 2019.

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

The Company has the following six reportable segments: (1) Payment Processing, which provides card payment processing and related services to the Company's SME merchants and Network Services Merchants, (2) Campus Solutions, which provides payment processing, integrated commerce solutions, higher education loan services and open- and closed-loop payment solutions, (3) Heartland School Solutions, which provides school nutrition and POS solutions and associated payment solutions to K-12 schools, (4) Heartland Payroll Solutions, which provides payroll processing and related tax filing services, (5) Leaf, which includes the operating losses for Leaf as well as the goodwill and POS asset impairment charges recorded in 2014, (see Note 2, Summary of Significant Accounting Policies — Goodwill for further details) and (6) Other. The Other segment consists of (1) prepaid and stored-value card solutions through Micropayments, (2) loyalty and gift card marketing solutions including loyalty and gift cards through Heartland Marketing Solutions, and (3) POS solutions and other adjacent business service applications through Heartland Commerce. The individual components of the Other segment do not meet the defined thresholds for being an individually reportable segments under applicable accounting guidance.
SME merchants and Network Services merchants are aggregated for financial reporting purposes in the Card Segment, as they both provide processing services related to bankcard transactions, exhibit similar economic characteristics, and share the same systems to provide services. Campus Solutions includes TouchNet and ECSI for financial reporting purposes because they provide similar commerce solutions, exhibit similar economic characteristics, and provide services to a similar higher education customer base, including some overlap.
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
At December 31, 2014 and 2013, 70% and 62%, respectively, of the Heartland Payroll Solutions total assets were funds that the Company holds as a fiduciary in its payroll processing services activities for payment to taxing authorities. At December 31, 2014 and 2013, 8% and 32%, respectively, of the Campus Solutions segment's total assets represent funds held for the Company's loan servicing customers related to payment processing services provided for federal student loan billing and processing that are payable to higher education institutions and other businesses, (see Note 8, Intangible Assets and Goodwill) for goodwill as a percentage of the reportable segments' total assets.
A summary of the Company’s segments for the three years ended December 31, 2014, 2013, and 2012 was as follows:

	December 31,
	2014	2013	2012
Revenues	(In thousands)
Payment Processing	$2,111,487	$1,979,579	$1,922,154
Campus Solutions	61,538	36,186	8,065
Heartland School Solutions (a)	57,570	50,541	36,614
Heartland Payroll Solutions	50,394	44,565	21,368
Other	30,392	24,501	25,235
Total revenues	$2,311,381	$2,135,372	$2,013,436

Depreciation and amortization
Payment Processing	$30,702	$26,934	$24,057
Campus Solutions	6,040	2,330	418
Heartland School Solutions	3,857	2,282	482
Heartland Payroll Solutions	3,196	3,478	1,153
Other	4,117	1,641	1,481
Unallocated Corporate Administration Amounts	358	(1,311)	241
Total depreciation and amortization	$48,270	$35,354	$27,832

Income (loss) from operations
Payment Processing	$127,553	$138,226	$124,627
Campus Solutions	12,653	3,930	(16)
Heartland School Solutions (a)	10,874	16,348	8,766
Heartland Payroll Solutions	9,076	3,404	2,424
Leaf (b)	(47,906)	(2,824)	—
Other	1,330	229	905
Unallocated corporate administration amounts	(31,460)	(33,215)	(26,905)
Total income from operations	$82,120	$126,098	$109,801

Interest Expense
Payment Processing	$5,178	$5,425	$3,729
Campus Solutions	2,754	7	7
Other	125	—	—
Reconciling	—	(3)	(290)
Total interest expense	$8,057	$5,429	$3,446

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

Net income (loss) from continuing operations
Payment Processing	$74,567	$81,520	$72,911
Campus Solutions	6,686	2,255	(104)
Heartland School Solutions (a)	6,650	9,085	5,371
Heartland Payroll Solutions	5,497	2,056	1,682
Leaf (b)	(38,426)	(2,012)	—
Other	(4,170)	462	975
Unallocated corporate administration amounts	(18,936)	(19,264)	(16,482)
Total net income from continuing operations	$31,868	$74,102	$64,353

Assets
Payment Processing	$534,889	$530,041	$466,196
Campus Solutions	506,923	81,719	77,168
Heartland School Solutions	84,603	78,573	71,182
Heartland Payroll Solutions	194,687	155,823	166,317
Leaf (b)	4,256	36,902	—
Other	62,415	17,247	32,551
Total assets	$1,387,773	$900,305	$813,414
(a) See Note 1, Organization and Operations for a discussion of an Out-of-Period Adjustment recorded in the year ended December 31, 2014.
(b) See Note 2, Summary of Significant Accounting Policies — Goodwill for a discussion of Goodwill and Asset Impairments.

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

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share)
Numerator:
Income from continuing operations attributable to Heartland	$33,879	$74,712	$64,353
Income from discontinued operations attributable to Heartland	—	3,914	1,536
Net income attributable to Heartland	$33,879	$78,626	$65,889

Denominator:
Basic weighted average shares outstanding	36,354	36,791	38,468
Effect of dilutive instruments:
Stock options and restricted stock units	833	1,262	1,590
Diluted weighted average shares outstanding	37,187	38,053	40,058

Basic earnings per share:
Income from continuing operations	$0.93	$2.03	$1.67
Income from discontinued operations	$—	$0.11	$0.04
Basic earnings per share	$0.93	$2.14	$1.71

Diluted earnings per share:
Income from continuing operations	$0.91	$1.96	$1.60
Income from discontinued operations	$—	$0.10	$0.04
Diluted earnings per share	$0.91	$2.06	$1.64

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

ownership in CPOS. The total gain recorded on the sale was $3.8 million, net of income taxes of $2.1 million.

Income from discontinued operations for the years ended December 31, 2014, 2013, and 2012 were as follows (in thousands of dollars):

	As of December 31,
	2014	2013	2012
Revenues	$—	$1,117	$13,123
Expenses	—	870	10,186
Income from operations	—	247	2,937
Income from discontinued operations, net of income tax of $—, $68 and $803	—	184	2,185
Gain on sale of discontinued operations, net of income tax of $2,067	—	3,786	—
Net income from discontinued operations attributable to noncontrolling interests	—	56	649
Net income from discontinued operations attributable to Heartland	—	3,914	1,536

21. Quarterly Consolidated Results of Operations (Unaudited)

The Company's unaudited quarterly results of operations for the years ended December 31, 2014 and 2013 were as follows:

	For the Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(In thousands, except per share data)
Total revenues	$523,283	$582,859	$600,626	$604,613
Costs of services	452,435	509,554	520,834	518,519
General and administrative expenses	44,486	43,374	49,381	53,313
Goodwill impairment charge (a)	—	—	—	18,490
Asset impairment charges (a)	—	—	—	18,875
Total expenses	496,921	552,928	570,215	609,197
Income (loss) from operations	26,362	29,931	30,411	(4,584)
Net income (loss) attributable to Heartland	15,740	17,452	20,458	(19,771)

Diluted earnings (loss) per share (b)	$0.42	$0.48	$0.56	$(0.55)
(a) See Note 2, Summary of Significant Accounting Policies — Goodwill for a discussion of Goodwill and Asset Impairments.
(b) Due to the net loss in the quarter ended December 31, 2014, calculating Diluted Earnings Per Share using diluted weighted average shares would be anti-dilutive. Therefore, weighted average common stock outstanding was used to calculate Diluted
Earnings Per Share for the quarter ended December 31, 2014.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of December 31, 2014. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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
In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. On September 4, 2014, the Company acquired TouchNet Information Systems, Inc. (“TouchNet”), as discussed in Note 3, “Acquisitions,” of the Notes to the Consolidated Financial Statements.  This acquisition represented approximately 30%, 0.9% and 3%, of total assets, total revenue, and net income from continuing operations, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.  The Company is currently in the process of integrating TouchNet into its internal control over financial reporting process pursuant to the Sarbanes-Oxley Act of 2002. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities, and as a result, controls will be periodically changed. The Company believes, however, it will be able to maintain sufficient controls over its financial reporting throughout this integration process. Because of the size and complexity and the timing of this acquisition, the internal controls over financial reporting for TouchNet were excluded from management's assessment of the Company's internal control over financial reporting as of December 31, 2014.
Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). On May 14, 2013, COSO issued an updated version of its Internal Control - Integrated Framework (the " 2013 COSO Framework"). Originally issued in 1992, the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application.  The 1992 COSO Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 COSO Framework.  Management migrated to the 2013 COSO Framework for the year ended December 31, 2014. As of December 31, 2014, management believes that the Company's internal control over financial reporting is effective based on this assessment and those criteria.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is presented in the Annual Report on Form 10-K.
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
ITEM 9B. OTHER INFORMATION
None.
PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included in Item 10 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION
The information required to be included in Item 11 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be included in Item 12 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be included in Item 13 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be included in Item 14 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

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

2.6
Agreement and Plan of Merger, dated as of July 29, 2014, by and among Heartland Payment Systems, Inc., Titan Merger Sub, Inc., TouchNet Information Systems, Inc., and TNSR, LLC, as the Representative. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on July 29, 2014.)

3.1
Amended and Restated Certificate of Incorporation of Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 3.3 in the Registrant's Registration Statement on Form S-1, as amended (333-118073)).

3.2	Amended and Restated Bylaws of Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed on March 10, 2008 (File No. 001-32594)).
4.1
Stockholder Agreement, dated as of July 29, 2014, by and between Heartland Payment Systems, Inc. and each of the individuals or entities listed on the signature pages thereto. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on July 29, 2014.)

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

10.5
Extension of Lease between Heartland Payment Systems, Inc. and 90 Nassau LLC for 90 Nassau Street, Princeton, New Jersey 08542 dated as of January 11, 2013. (Incorporated by reference to Exhibit 10.5 to Form 10-K for the Year Ended December 31, 2013 filed on February 27, 2014)

10.6**
Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.21 in the Registrant's Registration Statement on Form S-1, as amended (333-118073)).

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

10.15**	Heartland Payment Systems, Inc. 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2008).

Exhibit Number	Description
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

10.33**	Form of Performance-Based Employee Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on May 6, 2011).

Exhibit Number	Description
10.34**	Form of Time Vesting Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.74 to the Registrant's Current Report on Form 10-K filed on February 28, 2012).
10.35**	Form of Performance-Based Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.75 to the Registrant's Current Report on Form 10-K filed on February 28, 2012).
10.36	Merchant Financial Services Agreement with Wells Fargo Bank, N.A dated February 8, 2012. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on May 7, 2012).
10.37
Amendment No. 1 to the Merchant Financial Services Agreement between Wells Fargo Bank, N.A. and Heartland Payment Systems, Inc. dated April 30, 2012. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed on May 7, 2012).

10.38**	Offer Letter between David Gilbert and Heartland Payment Systems, Inc. dated May 21, 2012. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q filed on August 6, 2012).
10.39
Employee Confidential Information and Noncompetition Agreement between David Gilbert and Heartland Payment Systems, Inc. dated June 14, 2012. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q filed on August 6, 2012).

10.40**	Offer Letter between Ian M. Drysdale and Heartland Payment Systems, Inc. dated July 9, 2012. (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q filed on August 6, 2012).
10.41**
Employee Confidential Information and Noncompetition Agreement between Ian M. Drysdale and Heartland Payment Systems, Inc. dated July 9, 2012. (Incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q filed on August 6, 2012).

10.42**
Employee Confidential Information and Noncompetition Agreement between Michael A. Lawler and Heartland Payment Systems, Inc. dated July 13, 2012. (Incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-Q filed on August 6, 2012).

10.43
Merchant BIN and ICA Sponsorship and Services Agreement entered into by and between Heartland Payment Systems, Inc. and The Bancorp Bank as of November 23, 2009. (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant's Form 10-Q for the Quarter Ended September 30, 2012 filed on February 20, 2013).

10.44**	Form of Total Shareholder Return Performance Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.63 to Form 10-K for the Year Ended December 31, 2012 filed on March 1, 2013).
10.45**
Form of Absolute Shareholder Return Performance Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.47 to Form 10-K for the Year Ended December 31, 2013 filed on February 27, 2014)

10.46
Credit Agreement dated October 23, 2013, among Heartland Payment Systems, Inc., the lenders party to the Credit Agreement from time to time, Bank of America, N.A., as administrative agent (the “Agent”), swingline lender and letter of credit issuer (the “L/C Issuer”), SunTrust Bank and KeyBank National Association, as joint syndication agents, Wells Fargo Bank, National Association, as documentation agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and KeyBank Capital Markets, as joint lead arranges and joint book managers. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 29, 2013).

10.47
Intercreditor Agreement dated October 23, 2013 by and among Heartland Payment Systems, Inc. , as borrower, Wells Fargo, as sponsor, and Bank of America, N.A., as bank group administrative agent. (Incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q filed on August 6, 2012). (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on October 29, 2013).

10.48
Collateral Agreement dated October 23, 2013, among Heartland Payment Systems, Inc. certain of its subsidiaries as guarantors and, Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on October 29, 2013).

10.49
Subsidiary Guaranty dated October 23, 2013, among certain of Heartland Payment Systems, Inc subsidiaries as guarantors and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed on October 29, 2013).

10.50
ISDA Amendment dated October 23, 2013, among Heartland Payment Systems, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on October 29, 2013).

10.51
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

10.52
International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of December 30, 2010 between Heartland Payment Systems, Inc., a Delaware corporation, and Bank of America, N.A., a Delaware corporation. (Incorporated by reference to Exhibit 10.67 to the Registrant's Current Report on Form 10-K filed on March 10, 2011).

Exhibit Number	Description
10.53
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

10.56
Second Amendment to Uncommitted Revolving Line of Credit Agreement dated as of October 17, 2013, by and among Heartland Payment Systems, Inc., a Delaware corporation, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 23, 2013).

10.57	Summary of Compensatory Arrangements with non-employee directors. (Incorporated by reference to Exhibit 10.64 to Form 10-K for the Year Ended December 31, 2013 filed on February 27, 2014)
10.58**
Employee Confidential Information and Noncompetition Agreement dated March 28, 2014, by and between Samir M. Zabaneh, and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the Quarter Ended March 31, 2014 filed on May 7, 2014)

10.59**	Samir M. Zabaneh Offer Letter Dated March 28, 2014. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the Quarter Ended March 31, 2014 filed on May 7, 2014)
10.60
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

10.61
Amended and Restated Collateral Agreement dated September 4, 2014, among Heartland Payment Systems, Inc. certain of its subsidiaries as guarantors and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Periodic Report on Form 8-K, filed on September 8, 2014).

10.62
Amended and Restated Subsidiary Guaranty dated September 4, 2014, among certain of Heartland Payment Systems, Inc. subsidiaries as guarantors and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Periodic Report on Form 8-K, filed on September 8, 2014).

10.63
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

Date: March 2, 2015

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

By:     /s/ Robert O. Carr
Robert O. Carr
Chief Executive Officer
(Principal Executive Officer)

By:     /s/ Samir M. Zabaneh
Samir M. Zabaneh
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2015.

SIGNATURE	TITLE
/s/ ROBERT O. CARR	Chairman of the Board and Chief Executive Officer
Robert O. Carr	(Principal Executive Officer)

/s/ SAMIR M. ZABANEH	Chief Financial Officer
Samir M. Zabaneh	(Principal Financial and Accounting Officer)

/s/ MAUREEN BREAKIRON-EVANS	Director
Maureen Breakiron-Evans

/s/ MITCHELL L. HOLLIN	Director
Mitchell L. Hollin

/s/ ROBERT H. NIEHAUS	Director
Robert H. Niehaus

/s/ MARC J. OSTRO	Director
Marc J. Ostro

/s/ JONATHAN PALMER	Director
Jonathan Palmer

/s/ RICHARD W. VAGUE	Director
Richard W. Vague

Exhibit Index

Exhibit Number	Description
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

2.6
Agreement and Plan of Merger, dated as of July 29, 2014, by and among Heartland Payment Systems, Inc., Titan Merger Sub, Inc., TouchNet Information Systems, Inc., and TNSR, LLC, as the Representative. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on July 29, 2014.)

3.1
Amended and Restated Certificate of Incorporation of Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 3.3 in the Registrant's Registration Statement on Form S-1, as amended (333-118073)).

3.2	Amended and Restated Bylaws of Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed on March 10, 2008 (File No. 001-32594)).
4.1
Stockholder Agreement, dated as of July 29, 2014, by and between Heartland Payment Systems, Inc. and each of the individuals or entities listed on the signature pages thereto. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on July 29, 2014.)

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

10.5
Extension of Lease between Heartland Payment Systems, Inc. and 90 Nassau LLC for 90 Nassau Street, Princeton, New Jersey 08542 dated as of January 11, 2013. (Incorporated by reference to Exhibit 10.5 to Form 10-K for the Year Ended December 31, 2013 filed on February 27, 2014)

10.6**
Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.21 in the Registrant's Registration Statement on Form S-1, as amended (333-118073)).

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

10.33**	Form of Performance-Based Employee Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on May 6, 2011).

Exhibit Number	Description
10.34**	Form of Time Vesting Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.74 to the Registrant's Current Report on Form 10-K filed on February 28, 2012).
10.35**	Form of Performance-Based Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.75 to the Registrant's Current Report on Form 10-K filed on February 28, 2012).
10.36	Merchant Financial Services Agreement with Wells Fargo Bank, N.A dated February 8, 2012. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on May 7, 2012).
10.37
Amendment No. 1 to the Merchant Financial Services Agreement between Wells Fargo Bank, N.A. and Heartland Payment Systems, Inc. dated April 30, 2012. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed on May 7, 2012).

10.38**	Offer Letter between David Gilbert and Heartland Payment Systems, Inc. dated May 21, 2012. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q filed on August 6, 2012).
10.39
Employee Confidential Information and Noncompetition Agreement between David Gilbert and Heartland Payment Systems, Inc. dated June 14, 2012. (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q filed on August 6, 2012).

10.40**	Offer Letter between Ian M. Drysdale and Heartland Payment Systems, Inc. dated July 9, 2012. (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q filed on August 6, 2012).
10.41**
Employee Confidential Information and Noncompetition Agreement between Ian M. Drysdale and Heartland Payment Systems, Inc. dated July 9, 2012. (Incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q filed on August 6, 2012).

10.42**
Employee Confidential Information and Noncompetition Agreement between Michael A. Lawler and Heartland Payment Systems, Inc. dated July 13, 2012. (Incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-Q filed on August 6, 2012).

10.43
Merchant BIN and ICA Sponsorship and Services Agreement entered into by and between Heartland Payment Systems, Inc. and The Bancorp Bank as of November 23, 2009. (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant's Form 10-Q for the Quarter Ended September 30, 2012 filed on February 20, 2013).

10.44**	Form of Total Shareholder Return Performance Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.63 to Form 10-K for the Year Ended December 31, 2012 filed on March 1, 2013).
10.45**
Form of Absolute Shareholder Return Performance Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.47 to Form 10-K for the Year Ended December 31, 2013 filed on February 27, 2014)

10.46
Credit Agreement dated October 23, 2013, among Heartland Payment Systems, Inc., the lenders party to the Credit Agreement from time to time, Bank of America, N.A., as administrative agent (the “Agent”), swingline lender and letter of credit issuer (the “L/C Issuer”), SunTrust Bank and KeyBank National Association, as joint syndication agents, Wells Fargo Bank, National Association, as documentation agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and KeyBank Capital Markets, as joint lead arranges and joint book managers. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 29, 2013).

10.47
Intercreditor Agreement dated October 23, 2013 by and among Heartland Payment Systems, Inc. , as borrower, Wells Fargo, as sponsor, and Bank of America, N.A., as bank group administrative agent. (Incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q filed on August 6, 2012). (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on October 29, 2013).

10.48
Collateral Agreement dated October 23, 2013, among Heartland Payment Systems, Inc. certain of its subsidiaries as guarantors and, Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on October 29, 2013).

10.49
Subsidiary Guaranty dated October 23, 2013, among certain of Heartland Payment Systems, Inc subsidiaries as guarantors and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed on October 29, 2013).

10.50
ISDA Amendment dated October 23, 2013, among Heartland Payment Systems, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on October 29, 2013).

10.51
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

10.52
International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of December 30, 2010 between Heartland Payment Systems, Inc., a Delaware corporation, and Bank of America, N.A., a Delaware corporation. (Incorporated by reference to Exhibit 10.67 to the Registrant's Current Report on Form 10-K filed on March 10, 2011).

Exhibit Number	Description
10.53
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

10.56
Second Amendment to Uncommitted Revolving Line of Credit Agreement dated as of October 17, 2013, by and among Heartland Payment Systems, Inc., a Delaware corporation, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 23, 2013).

10.57	Summary of Compensatory Arrangements with non-employee directors. (Incorporated by reference to Exhibit 10.64 to Form 10-K for the Year Ended December 31, 2013 filed on February 27, 2014)
10.58**
Employee Confidential Information and Noncompetition Agreement dated March 28, 2014, by and between Samir M. Zabaneh, and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the Quarter Ended March 31, 2014 filed on May 7, 2014)

10.59**	Samir M. Zabaneh Offer Letter Dated March 28, 2014. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the Quarter Ended March 31, 2014 filed on May 7, 2014)
10.60
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

10.61
Amended and Restated Collateral Agreement dated September 4, 2014, among Heartland Payment Systems, Inc. certain of its subsidiaries as guarantors and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Periodic Report on Form 8-K, filed on September 8, 2014).

10.62
Amended and Restated Subsidiary Guaranty dated September 4, 2014, among certain of Heartland Payment Systems, Inc. subsidiaries as guarantors and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Periodic Report on Form 8-K, filed on September 8, 2014).

10.63
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