Form 10-Q
period 2015-03-31
HEARTLAND PAYMENT SYSTEMS INC
filed 2015-05-08
CIK 1144354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
As of May 4, 2015, there were 36,599,175 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$44,851	$70,793
Funds held for customers	210,122	176,492
Receivables, net	239,252	234,104
Investments	110	106
Inventory	11,272	12,048
Prepaid expenses	23,886	22,658
Current tax assets	16,888	15,082
Current deferred tax assets, net	7,019	9,308
Total current assets	553,400	540,591
Capitalized customer acquisition costs, net	75,096	73,107
Property and equipment, net	164,792	154,303
Goodwill	475,580	425,712
Intangible assets, net	204,256	192,553
Deposits and other assets, net	1,837	1,507
Total assets	$1,474,961	$1,387,773

Liabilities and Equity
Current liabilities:
Due to sponsor banks	$46,777	$31,165
Accounts payable	53,664	58,460
Customer fund deposits	210,122	176,492
Processing liabilities	108,649	119,398
Current portion of accrued buyout liability	16,159	15,023
Current portion of borrowings	41,781	36,792
Current portion of unearned revenue	39,016	46,601
Accrued expenses and other liabilities	46,834	41,517
Total current liabilities	563,002	525,448
Deferred tax liabilities, net	56,499	45,804
Reserve for unrecognized tax benefits	7,706	7,315
Long-term borrowings	547,435	523,122
Long-term portion of accrued buyout liability	30,323	32,970
Long-term portion of unearned revenue	2,366	2,354
Total liabilities	1,207,331	1,137,013
Commitments and contingencies (Note 11)	—	—

Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,562,755 and 36,344,921 shares issued and outstanding at March 31, 2015 and December 31, 2014	37	36
Additional paid-in capital	259,144	255,921
Accumulated other comprehensive loss	(66)	(130)
Retained earnings (accumulated deficit)	8,515	(5,067)
Total equity	267,630	250,760
Total liabilities and equity	$1,474,961	$1,387,773
See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Total revenues	$602,459	$523,283
Costs of services:
Interchange	359,340	318,096
Dues, assessments and fees	52,775	49,668
Processing and servicing	77,737	68,609
Customer acquisition costs	14,048	10,250
Depreciation and amortization	10,673	5,812
Total costs of services	514,573	452,435
General and administrative	58,124	44,486
Total expenses	572,697	496,921
Income from operations	29,762	26,362
Other income (expense):
Interest income	25	32
Interest expense	(3,647)	(1,050)
Other, net	26	(132)
Total other expense	(3,596)	(1,150)
Income before income taxes	26,166	25,212
Provision for income taxes	8,928	10,300
Net income	17,238	14,912
Less: Net loss attributable to noncontrolling interests	—	(828)
Net income attributable to Heartland	$17,238	$15,740

Earnings per common share:
Basic	$0.47	$0.43
Diluted	$0.46	$0.42

Weighted average number of common shares outstanding:
Basic	36,432	36,731
Diluted	37,110	37,735

Dividends declared per share:	$0.10	$0.085

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Net income	$17,238	$14,912
Other comprehensive income:
Unrealized gains on investments, net of income tax of $12 and $9	32	12
Unrealized gains on derivative financial instruments, net of income tax of $19 and $28	32	47
Comprehensive income	17,302	14,971
Less: Comprehensive loss attributable to noncontrolling interests	—	(828)
Comprehensive income attributable to Heartland	$17,302	$15,799

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Heartland Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares	Amount
Three Months Ended March 31, 2014
Balance, January 1, 2014	36,951	$37	$245,055	$(88)	$35,960	$(20,489)	$6,188	$266,663
Issuance of common stock – options exercised	21	—	246	—	—	—	—	246
Issuance of common stock – RSU’s vested	161	—	(4,125)	—	—	—	—	(4,125)
Excess tax benefit on employee share-based compensation	—	—	2,174	—	—	—	—	2,174
Repurchase of common stock	(696)	—	—	—	—	(28,668)	—	(28,668)
Share-based compensation	—	—	3,838	—	—	—	—	3,838
Other comprehensive income	—	—	—	59	—	—	—	59
Dividends on common stock	—	—	—	—	(3,102)	—	—	(3,102)
Net income (loss) for the period	—	—	—	—	15,740	—	(828)	14,912
Balance, March 31, 2014	36,437	$37	$247,188	$(29)	$48,598	$(49,157)	$5,360	$251,997

Three Months Ended March 31, 2015
Balance, January 1, 2015	36,345	$36	$255,921	$(130)	$(5,067)	$—	$—	$250,760
Issuance of common stock – options exercised	51	—	768	—	—	—	—	768
Issuance of common stock – RSU’s vested	167	1	(5,675)	—	—	—	—	(5,674)
Excess tax benefit on employee share-based compensation	—	—	3,481	—	—	—	—	3,481
Share-based compensation	—	—	4,649	—	—	—	—	4,649
Other comprehensive income	—	—	—	64	—	—	—	64
Dividends on common stock	—	—	—	—	(3,656)	—	—	(3,656)
Net income for the period	—	—	—	—	17,238	—	—	17,238
Balance, March 31, 2015	36,563	$37	$259,144	$(66)	$8,515	$—	$—	$267,630

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$17,238	$14,912
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	14,155	11,985
Other depreciation and amortization	14,652	9,864
Addition to loss reserves	869	866
Provision for doubtful receivables	655	337
Deferred taxes	7,019	4,205
Share-based compensation	4,649	3,838
Write off of fixed assets and other	431	225
Changes in operating assets and liabilities:
Increase in receivables	(3,606)	(1,959)
Decrease in inventory	926	163
Payment of signing bonuses, net	(10,041)	(8,055)
Increase in capitalized customer acquisition costs	(6,103)	(5,531)
Decrease in current tax assets	1,627	5,737
Increase in prepaid expenses, deposits and other assets	(1,088)	(1,314)
Excess tax benefits on employee share-based compensation	(3,481)	(2,174)
Increase in reserve for unrecognized tax benefits	391	390
Increase in due to sponsor banks	15,612	30,335
Decrease in accounts payable	(5,535)	(6,871)
Decrease in unearned revenue	(10,148)	(9,390)
Decrease in accrued expenses and other liabilities	(4,107)	(3,681)
Decrease in processing liabilities	(11,653)	(30,597)
Payouts of accrued buyout liability	(7,507)	(1,875)
Increase in accrued buyout liability	5,996	3,796
Net cash provided by operating activities	20,951	15,206
Cash flows from investing activities
Decrease (increase) in funds held for customers	12,645	(28,160)
(Decrease) increase in customer fund deposits	(12,645)	28,182
Acquisitions of businesses, net of cash acquired	(60,890)	(3,250)
Capital expenditures	(15,909)	(12,846)
Net cash used in investing activities	(76,799)	(16,074)
Cash flows from financing activities
Proceeds from borrowings	86,000	30,000
Principal payments on borrowings	(56,687)	—
Proceeds from exercise of stock options	768	246
Excess tax benefits on employee share-based compensation	3,481	2,174
Repurchases of common stock	—	(27,237)
Dividends paid on common stock	(3,656)	(3,102)
Net cash provided by financing activities	29,906	2,081

Net (decrease) increase in cash	(25,942)	1,213
Cash at beginning of year	70,793	71,932
Cash at end of period	$44,851	$73,145

Supplemental cash flow information
Cash paid (received) during the period for:
Interest	$3,216	$788
Income taxes	(151)	(33)
See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Operations
Basis of Financial Statement Presentation— The accompanying consolidated financial statements include those of Heartland Payment Systems, Inc. (the "Company," “we,” “us,” or “our”) and its wholly-owned subsidiaries, Heartland Payroll Solutions, Inc., Heartland Payment Solutions, Inc., Heartland Acquisition LLC, TouchNet Information Systems, Inc. (“TouchNet”) as of September 4, 2014 and Heartland Commerce, Inc. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company's management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company's financial position at March 31, 2015, its results of operations, changes in equity and cash flows for the three months ended March 31, 2015 and 2014. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014. The December 31, 2014 Condensed Consolidated Balance Sheet was derived from the audited 2014 consolidated financial statements.

Out of Period Adjustments—In the second quarter of 2014, the Company recorded out-of-period adjustments decreasing its revenue and increasing bad debt expense (included in Processing and Servicing in its Consolidated Statements of Income) by $1.4 million and $0.9 million, respectively. These adjustments related to immaterial errors that originated in the prior year in the Company's Heartland School Solutions business. These adjustments included revenue which was incorrectly recorded in prior periods and a reassessment of the collectability of certain customer accounts receivable. These out-of-period adjustments reduced earnings before income taxes and net income in the year ended December 31, 2014 by $2.3 million and $1.4 million, respectively, and reduced diluted earnings per share by $0.04. The Company considered existing guidance in evaluating whether a restatement of prior financial statements was required as a result of these misstatements. The guidance requires corrections of errors to be recorded by restatement of prior periods, if material. The Company quantitatively and qualitatively assessed the materiality of the errors and concluded that the errors were not material to its earnings for the year ended December 31, 2014, and accordingly, no restatement of prior period financial statements was warranted.

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

Over 70% of the Company's revenue is derived from processing and settling bankcard transactions, primarily related to the Visa and MasterCard networks, for its merchant customers. Because the Company is not a ''member bank'' as defined by Visa and MasterCard, in order to process and settle these bankcard transactions for its merchants, the Company has entered into sponsorship agreements with member banks. Visa and MasterCard rules restrict the Company from performing funds settlement or accessing merchant settlement funds and require that these funds be in the possession of the member bank until the merchant is funded. A sponsorship agreement with a member bank permits the Company to route Visa and MasterCard bankcard transactions under the member bank's control and identification numbers to clear credit and signature debit bankcard

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

transactions through Visa and MasterCard. A sponsorship agreement also enables the Company to settle funds between cardholders and merchants by delivering funding files to the member bank, which in turn transfers settlement funds to the merchants' bank accounts. These restrictions place the settlement assets and obligations under the control of the member bank.
The sponsorship agreements with the member banks require, among other things, that the Company abide by the bylaws and regulations of the Visa and MasterCard networks, and certain sponsor banks require a cash balance in a deposit account. If the Company were to breach a sponsorship agreement and under certain other circumstances, the sponsor banks may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative sponsor bank. The Company is generally dependent on its sponsor banks, Visa and MasterCard for notification of any compliance breaches. As of March 31, 2015, the Company has not been notified of any such issues by its sponsor banks, Visa or MasterCard.

As of March 31, 2015, the Company is party to three bank sponsorship agreements.

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

The following is a breakout of the Company’s total Visa and MasterCard settled card processing volume for the month ending March 31, 2015 by percentage processed under its individual bank sponsorship agreements:

	% of	March 2015
Sponsor Bank	Bankcard Processing Volume
Wells Fargo Bank, N.A.	71%
The Bancorp Bank	20%
Barclays Bank Delaware	9%

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
("American Express") the Company: (a) provided solicitation services by signing new-to-American Express merchants directly with American Express; (b) provided transactional support services on behalf of American Express to the Company's American
Express accepting merchants; and (c) provided processing, settlement, customer support and reporting to merchants, similar to the services provided for the merchants' Visa, MasterCard and Discover transactions. In May 2014, the Company began offering a new American Express Card Acceptance Program (referred to as "OptBlue") to new merchants. The Company converted a majority of its existing merchants who were processing under the prior sales and servicing agreement with American Express to OptBlue during the third quarter of 2014.  As a participant in OptBlue the Company acquires, contracts, and establishes pricing, as well as provides customer service, to merchants, similar to the transaction processing services the Company provides through Discover, Visa and MasterCard.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

2. Summary of Significant Accounting Policies
Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include, among other things, the accrued buyout liability, capitalized customer acquisition costs, goodwill and intangible asset impairment review, revenue recognition for multiple element arrangements, loss reserves, certain accounts payable and accrued expenses and certain tax assets and liabilities as well as the related valuation allowances, if any. Actual results could differ from those estimates.
Cash and Cash Equivalents—At March 31, 2015, cash included approximately $13.7 million of processing-related cash in transit and collateral, compared to approximately $17.8 million of processing-related cash in transit and collateral at December 31, 2014. Processing-related cash in transit and collateral includes merchant deposits, collateral deposits, and funds in transit relating to timing differences for the Company's non-card payment processing businesses.
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
The timing for presentment of transaction funding files to the bankcard networks results in the Company's sponsor banks receiving settlement cash one day before payment is made to merchants, thereby increasing funding obligations to its SME merchants, which are carried in processing liabilities. The Company funds interchange advances/receivables to SME merchants first from this settlement cash received from bankcard networks, then from the Company's available cash or by incurring a liability to its sponsor banks. At March 31, 2015 and December 31, 2014, the Company did not use any of its available cash to fund merchant advances. The amount due to sponsor banks for funding merchant advances was $45.4 million at March 31, 2015 and $29.9 million at December 31, 2014. The liability to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants.

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

Receivables are stated net of allowance for doubtful accounts. The Company estimates its allowance based on experience with its merchants, customers, and sales force and its judgment as to the likelihood of their ultimate payment. The Company also considers collection experience and makes estimates regarding collectability based on trends in the aging. Historically, the Company has not experienced significant charge offs for its merchant and customer receivables, other than the out-of-period adjustment recorded in the second quarter of 2014 (see Note 1, Organization and Operations for further details).

Investments and Funds Held for Customers—Investments, including those carried on the Condensed Consolidated Balance Sheets as Funds held for customers, consist primarily of bond funds, tax-exempt bonds, certificates of deposit and equity investments. Funds held for customers also include overnight bank deposits. The majority of investments carried in Funds held for customers are available-for-sale and recorded at fair value based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. In the event of a sale, cost is determined on a specific identification basis. At March 31, 2015, Funds held for customers included cash and cash equivalents of $182.6 million and investments available for sale of $27.5 million.

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

Capitalized Customer Acquisition Costs, net— Capitalized customer acquisition costs consist of (1) up-front signing bonus payments made to Relationship Managers and sales managers (who constitute the Company's sales force and are referred to as "salespersons") for the establishment of new merchant relationships, and (2) a deferred acquisition cost representing the estimated cost of buying out the residual commissions of vested salespersons. Capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins associated with merchant contracts. The capitalized customer acquisition costs are amortized using a method which approximates a proportional revenue approach over the initial three-year term of the merchant contract.
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

Management evaluates the capitalized customer acquisition costs for impairment on an annual basis by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of March 31, 2015.

Unearned revenue— Unearned revenue of $41.4 million and $49.0 million at March 31, 2015 and December 31, 2014, respectively, is primarily related to the Company's Heartland School Solutions, Campus Solutions, Heartland Payroll Solutions and Heartland Commerce businesses. Unearned revenue is derived primarily from the sale and subscription of e-commerce solutions and integration to host computer systems as well as from support and maintenance contracts and professional services. Unearned revenue represents contractual obligations of the Company to provide software, services and support to customers in the future.

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

Revenue—The Company classifies its revenues into five categories: (i) Payment Processing, (ii) Heartland School Solutions, (iii) Heartland Payroll Solutions, (iv) Campus Solutions and (v) Other. The Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. The Company also evaluates its contractual arrangements for indications that multiple element arrangements may exist, including instances where more-than-incidental software deliverables are included. The following revenue recognition policies define the manner in which the Company accounts for sales transactions by revenue category.

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
Heartland Payroll Solutions revenue includes fees charged for payroll processing services, including check printing, direct deposit, related federal, state and local tax deposits and providing accounting documentation, and interest income earned on funds held for customers. Revenues are recorded at the time service is provided.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Heartland School Solutions revenue includes fees from sales and maintenance of cafeteria POS solutions and associated payment solutions, including online prepayment solutions, back office management and hardware and technical support.
Campus Solutions revenue includes fees associated with providing integrated commerce solutions to support administrative services for higher education, as well as student loan payment processing, delinquency and default services, refund management, tuition payment plans, electronic billing and payment, tax document services and business outsourcing. Campus Solutions revenue also includes fees from the sale and maintenance of open- and closed-loop payment hardware and software solutions for college or university campuses to process small value electronic transactions.
Heartland Commerce revenue includes sales of POS systems and the associated payment processing and adjacent business service applications.
Campus Solutions, Heartland School Solutions and Heartland Commerce have arrangements that contain multiple elements, such as hardware, software products, including perpetual licenses and Software-as-a-Service (“SaaS”) services, maintenance, and professional installation and training services. The Company allocates revenue to each element based on the selling price hierarchy. The selling price for a deliverable is based on vendor specific objective evidence (“VSOE”) of selling price, if available, or estimated selling price (“ESP”) if VSOE of selling price is not available. The Company establishes ESP based on management judgment, considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. In arrangements with multiple elements, the Company determines allocation of the transaction price at inception of the arrangement based on the relative selling price of each unit of accounting.
In multiple element arrangements where more-than-incidental software deliverables are included, the Company has applied the residual method to determine the amount of software license revenues to be recognized. Under the residual method, if fair value exists for undelivered elements in a multiple-element arrangement, such fair value of the undelivered elements is deferred with the remaining portion of the arrangement consideration recognized upon delivery of the software license or services arrangement. The Company allocates the fair value of each element of a software related multiple-element arrangement based upon its fair value as determined by VSOE, with any remaining amount allocated to the software license. If evidence of the fair value cannot be established for the undelivered elements of a software arrangement, then the entire amount of revenue under the arrangement is deferred until these elements have been delivered or objective evidence can be established.
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

Other Income (Expense)— Other income (expense) consists of interest income on cash and investments, the interest cost on the Company's borrowings, gains or losses on the disposal of assets, write downs of capitalized information technology development projects and other non-operating income or expense items.

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The provision for income taxes for the three months ended March 31, 2015 and 2014 and the resulting effective tax rates were as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Provision for income taxes	$8,928	$10,300
Effective tax rate	34.1%	40.9%

The decrease in the effective tax rate for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, reflects the partial recognition of deferred tax benefits from past accumulated losses of Leaf due to the generation of future taxable income resulting from the acquisition of Dinerware. The structure of this acquisition along with the corresponding preliminary purchase price allocation resulted in the recording of deferred tax liabilities on definite lived intangibles that will provide a source of future taxable income.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the Company's estimated tax rate changes, it makes a cumulative adjustment in that period.
The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions, which have been deemed reasonable by management. However, if management's estimates are not representative of actual outcomes, the Company's results could be materially impacted. The Company does not expect any material changes to unrecognized tax benefits in the next twelve months. At March 31, 2015, the reserve for unrecognized tax benefits related to uncertain tax positions was $7.7 million, of which $5.2 million would, if recognized, impact the effective tax rate. At December 31, 2014, the reserve for unrecognized tax benefits related to uncertain tax positions was $7.3 million, of which $4.9 million would, if recognized, impact the effective tax rate.

Share–Based Compensation— The Company expenses employee share-based compensation under the fair value method. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The Company's Board of Directors has approved grants of performance-based Restricted Share Units ("PRSU") with grant-specific vesting and performance target terms. The methods and assumptions used in the determination of the fair value of stock-based awards and measurement of performance targets are consistent with those described in the Company’s December 31, 2014 Form 10-K. Stock-based compensation costs recognized were $4.6 million and $3.8 million, respectively, for the three months ended March 31, 2015 and 2014.

Earnings per Share— Basic earnings per share was computed by dividing net income by weighted average number of common shares outstanding during the period. Diluted earnings per share was computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options and vesting of Restricted Share Units, where dilutive.

Common Stock Repurchases— On May 8, 2013, the Company's Board of Directors authorized the repurchase of up to $75 million of the Company's outstanding common stock. During the three months ended March 31, 2014, the Company had repurchased 695,555 shares for $28.7 million at an average cost of approximately $41.22 per share. Total repurchases under this authorization were 1,882,417 shares for $74.9 million at an average of approximately $39.81 per share. Repurchases under this authorization were completed during the second quarter of 2014. These repurchases were made through the open market in accordance with applicable laws and regulations. On May 8, 2014, the Company's Board of Directors authorized the repurchase of up to $75 million of the Company's outstanding common stock. As of March 31, 2015, the Company has not repurchased any shares under the May 8, 2014 authorization.

The Company intends to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources, including the Company's 2014 Revolving Credit Facility (as defined in Note 10 herein). The manner, timing and amount of repurchases, if any, will be determined by management and will depend on a variety of factors, including price,

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

corporate and regulatory requirements, market conditions and other corporation liquidity requirements. The repurchase program may be modified or discontinued at any time.

Derivative Financial Instruments— The Company utilizes derivative instruments to manage interest rate risk on certain borrowings under its Credit Agreement (as defined in Note 10 herein). The Company recognizes the fair value of derivative financial instruments in the Condensed Consolidated Balance Sheets in investments, or accrued expenses and other liabilities. Changes in fair value of derivative instruments are recognized immediately in earnings unless the derivative is designated and qualifies as a hedge of future cash flows. For derivatives that qualify as hedges of future cash flows, the effective portion of changes in fair value is recorded in other comprehensive income and reclassified into interest expense in the same periods during which the hedged item affects earnings. Any ineffectiveness of cash flow hedges would be recognized in other income (expense) in the Condensed Consolidated Statements of Income during the period of change.

The Company has entered into fixed-pay amortizing interest rate swaps as a hedge of future cash flows on certain variable rate debt outstanding under its credit facility. These interest rate swaps convert the related notional amount of variable rate debt to fixed rate. The following table summarizes the components of the interest rate swaps.

	March 31, 2015	December 31, 2014
	(in thousands)
Notional value	$11,250	$15,000
Fair value (a)	(75)	(126)
Deferred tax benefit	35	54
(a) Recorded as a liability in accrued expenses and other liabilities

Noncontrolling Interests— Prior to August 6, 2014, the Company owned 66.67% of the outstanding capital stock of Leaf Holdings, Inc. ("Leaf"). Noncontrolling shareholders' share of after-tax net loss of Leaf is included in Net loss attributable to noncontrolling interests in the Condensed Consolidated Statements of Income for the three months ended March 31, 2014. On August 6, 2014, the Company entered into a Stock Purchase Agreement with the noncontrolling shareholders of Leaf under which it acquired all shares of Leaf common stock held by the noncontrolling shareholders. As a result of this transaction, Leaf became a wholly-owned subsidiary of the Company and there is no noncontrolling interest on the Condensed Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014.
Subsequent Events—The Company evaluated subsequent events through the issuance date with respect to the condensed consolidated financial statements as of and for the three months ended March 31, 2015.
New Accounting Pronouncements— From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that the Company adopts as of the specified effective date.

In May 2014, the FASB issued guidance on revenue from contracts with customers, which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses in particular contracts with more than one performance obligation as well as the accounting for some costs to obtain or fulfill a contract with a customer and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On April 29, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of the reporting periods beginning after December 15, 2016. The Company has not yet selected a transition method and is currently assessing the impact the adoption of this guidance will have on the Company's consolidated financial statements and disclosures.

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

In April 2015, the FASB issued guidance on debt issuance costs, which requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard also indicates that debt issuance costs do not meet the definition of an asset because they provide no future economic benefit. This is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis. The effect on the Company’s consolidated financial statements is still being evaluated.

In April 2015, the FASB issued guidance that defines specific criteria entities must apply to determine if a cloud computing arrangement includes an in-substance software license. The new guidance clarifies that software licenses included in a cloud computing software should be accounted for in the same manner as other software licenses. This amendment is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2015. Early adoption is permitted. The effect on the Company’s consolidated financial statements is still being evaluated.

3. Acquisitions

Campus Solutions

TouchNet Information Systems, Inc.
On September 4, 2014, the Company completed the acquisition of TouchNet for a cash payment of $375 million, less a net working capital deficit, for all outstanding common shares. The purchase was funded primarily through a new five-year $375 million term loan. See Note 10, Credit Facilities for further details.

The transaction was accounted for under the acquisition method of accounting. Beginning September 4, 2014, TouchNet's results of operations are included in the Company's results of operations. The fair values of the TouchNet assets acquired and liabilities assumed were estimated as of their acquisition date. The excess of the purchase price over the net assets and liabilities, approximately $221.6 million, was recorded as goodwill, which is deductible for income tax reporting. The fair values are preliminary, based on estimates, and may be adjusted as the Company analyzes what was known and knowable at the acquisition, including the finalization of valuations.  Acquisition-related costs of approximately $2.2 million for advisory, legal and regulatory costs incurred in connection with the TouchNet acquisition have been expensed in general and administrative expenses.

The following table summarizes the preliminary purchase price allocation (in thousands):
Cash and cash equivalents	$34,576
Receivables, net	12,243
Inventory	66
Prepaid expenses	601
Property and equipment, net	3,360
Intangible assets, net	144,400
Goodwill	221,575
Total assets acquired	416,821
Accounts payable	2,236
Accrued expenses and other liabilities	2,896
Current portion of unearned revenue	24,014
Current tax liability	13,914
Long-term portion of unearned revenue	2,037
Net assets acquired	$371,724

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The weighted average amortization life for the 2014 acquired finite lived intangible assets related to the acquisition of TouchNet are as follows:
Weighted average amortization life
(In years)
Customer relationships	20
Software	15
Non-compete agreements	5
Trademark	5
Overall	18

The following pro forma information shows the results of the Company's operations for the quarter ended March 31, 2014 as if the TouchNet acquisition had occurred on January 1, 2013. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. The pro forma information is also not intended to be a projection of future results due to the integration of the acquired business.

Three months ended March 31, 2014
(in thousands, except share data)
Total revenues	$541,273
Net income attributable to Heartland	$17,503
Basic earnings per share	$0.48
Diluted earnings per share	$0.46

Heartland School Solutions

MCS Software Corporation
On April 1, 2014, the Company purchased the net assets of MCS Software Corporation ("MCS Software") for a $17.3 million cash payment. The purchase price was financed under the 2013 Credit Facility and from operating cash flows.

The transaction was accounted for under the acquisition method of accounting. Beginning April 1, 2014, MCS Software's results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $11.2 million to goodwill, $6.4 million to intangible assets and $0.3 million to net tangible liabilities. The fair values of the MCS Software's assets acquired and liabilities assumed were estimated as of their acquisition date. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Goodwill is expected to be deductible for income tax reporting.

The weighted average amortization life for the 2014 acquired finite lived intangible assets related to the acquisition of MCS Software are as follows:
Weighted average amortization life
(In years)
Customer relationships	14
Non-compete agreement	5
Software	5
Overall	11

Heartland Payroll Solutions

Payroll 1, Inc.
On February 27, 2015, the Company purchased the stock of Payroll 1, Inc. ("Payroll 1") for a $30.0 million cash payment, plus net working capital. The purchase price was financed under the Company's 2014 Revolving Credit Facility.

The transaction was accounted for under the acquisition method of accounting. Beginning February 27, 2015, Payroll 1's results of operations were included in the Company's results of operations. The allocation of the total purchase price was as follows: $21.9 million to goodwill, $12.5 million to intangible assets and $3.6 million to net tangible liabilities. The fair values

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

are preliminary, based on estimates, and may be adjusted as the Company analyzes what was known and knowable at the acquisition, including the finalization of valuations. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Goodwill is not expected to be deductible for income tax reporting.

The weighted average amortization life for the 2015 acquired finite lived intangible assets related to the acquisition of Payroll 1 is as follows:
Weighted-average amortization life
(In years)
Customer relationships	13
Software	6
Non-compete agreement	5
Overall	11

Heartland Commerce

Dinerware, LLC
On February 11, 2015, the Company purchased the stock of Dinerware, LLC ("Dinerware") for a $15.0 million cash payment, plus net working capital. The purchase price was financed from a combination of operating cash and financing under the 2014 Revolving Credit Facility.

The transaction was accounted for under the acquisition method of accounting. Beginning on February 11, 2015, Dinerware's results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $13.1 million to goodwill, $2.6 million to intangible assets, and $0.5 million to net tangible liabilities. The fair values are preliminary, based on estimates, and may be adjusted as the Company analyzes what was known and knowable at the acquisition, including the finalization of valuations. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Goodwill is not expected to be deductible for income tax reporting.

The weighted average amortization life for the 2015 acquired finite lived intangible assets related to the acquisition of Dinerware is as follows:
Weighted-average amortization life
(In years)
Customer relationships	17
Software	5
Trademark	5
Non-compete agreement	3
Overall	13

pcAmerica, LLC
On January 30, 2015, the Company purchased the assets of pcAmerica, LLC ("pcAmerica") for a $15.0 million cash payment. The cash purchase price was financed from a combination of operating cash and financing under the 2014 Revolving Credit Facility.

The transaction was accounted for under the acquisition method of accounting. Beginning on January 30, 2015, pcAmerica's results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $14.8 million to goodwill, $1.5 million to intangible assets, and $1.3 million to net tangible liabilities. The fair values are preliminary, based on estimates, and may be adjusted as the Company analyzes what was known and knowable at the acquisition, including the finalization of valuations. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Goodwill is expected to be deductible for income tax reporting.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The weighted average amortization life for the 2015 acquired finite lived intangible assets related to the acquisition of pcAmerica is as follows:
Weighted-average amortization life
(In years)
Customer relationships	20
Software	5
Non-compete agreement	5
Trademark	5
Overall	13

Xpient Solutions, LLC
On October 31, 2014, the Company acquired the net assets of Xpient Solutions, LLC (“Xpient”) for a cash payment of $30.0 million, plus net working capital. The purchase price was funded from a combination of operating cash and financing under the 2014 Revolving Credit Facility.

The transaction was accounted for under the acquisition method of accounting. Beginning October 31, 2014, Xpient's results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $20.4 million to goodwill, $9.5 million to intangible assets and $4.1 million to net tangible assets. The fair values of the Xpient's assets acquired and liabilities assumed were estimated as of their acquisition date. The fair values are preliminary, based on estimates, and may be adjusted as the Company analyzes what was known and knowable at the acquisition, including the finalization of valuations. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Goodwill is expected to be deductible for income tax reporting.

The weighted average amortization life for the 2014 acquired finite lived intangible assets related to the acquisition of Xpient are as follows:
Weighted average amortization life
(In years)
Customer relationships	21
Software	10
Trademark	5
Non-compete agreement	3
Overall	14

Liquor Point of Sale
On February 14, 2014, the Company purchased the assets of Merchant Software Corporation (referred to as
"Liquor POS") for a $3.3 million cash payment. The cash purchase price was financed from operating cash flows.

The transaction was accounted for under the acquisition method of accounting. Beginning on February 15, 2014, Liquor POS's results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $2.2 million to goodwill, $1.2 million to intangible assets, and $0.1 million to net tangible liabilities. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Goodwill is expected to be deductible for income tax reporting.

The weighted average amortization life for the 2014 acquired finite lived intangible assets related to the acquisition of Liquor POS is as follows:
Weighted-average amortization life
(In years)
Customer relationships	10
Software	7
Non-compete agreement	5
Patents	5
Overall	9

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

4. Receivables
A summary of receivables by major class was as follows at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(In thousands)
Accounts receivable from merchants and customers	$207,758	$200,912
Accounts receivable from bankcard networks	28,334	31,279
Accounts receivable from others	4,500	3,465
	240,592	235,656
Less allowance for doubtful accounts	(1,340)	(1,552)
Total receivables, net	$239,252	$234,104

Included in accounts receivable from others are amounts due from employees (predominately salespersons), which were $2.4 million and $1.6 million at March 31, 2015 and December 31, 2014, respectively. Accounts receivable related to bankcard networks are primarily amounts due from Discover and American Express for bankcard transactions.
A summary of the activity in the allowance for doubtful accounts for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Beginning balance	$1,552	$1,032
Additions to allowance	714	337
Charges against allowance	(926)	(212)
Ending balance	$1,340	$1,157

5. Funds Held for Customers and Investments
A summary of Funds held for customers and investments, including the amortized cost, gross unrealized gains (losses) and estimated fair value for investments available-for-sale by major security type and class of security were as follows at March 31, 2015 and December 31, 2014:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
March 31, 2015
Funds Held for Customers
Conservative income bond fund - available for sale	$13,012	$—	$(16)	$12,996
Fixed income - municipal bonds - available for sale	14,559	4	(32)	14,531
Cash held for customers	182,595	—	—	182,595
Total Funds held for customers	$210,166	$4	$(48)	$210,122

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2014
Funds Held for Customers
Conservative income bond fund - available for sale	$13,012	$—	$(16)	$12,996
Fixed income - municipal bonds - available for sale	14,688	2	(51)	14,639
Cash held for customers	148,857	—	—	148,857
Total Funds held for customers	$176,557	$2	$(67)	$176,492

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Expected maturities of the Fixed income -municipal bonds at March 31, 2015 are as follows:

	Total	Less Than 1 Year	1 To 5 Years	5 To 10 Years
	(In thousands)
March 31, 2015
Funds Held for Customers:
Fixed income - municipal bonds - available for sale cost	$14,559	$1,348	$13,211	$—
Fixed income - municipal bonds - available for sale estimated fair value	$14,531	$1,349	$13,182	$—

6. Capitalized Customer Acquisition Costs, Net
A summary of net capitalized customer acquisition costs as of March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Capitalized signing bonuses	$101,726	$98,879
Less accumulated amortization	(48,369)	(47,238)
	53,357	51,641
Capitalized customer deferred acquisition costs	56,153	54,583
Less accumulated amortization	(34,414)	(33,117)
	21,739	21,466
Capitalized customer acquisition costs, net	$75,096	$73,107

A summary of the activity in capitalized customer acquisition costs, net for the three month periods ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$73,107	$61,027
Plus additions to:
Capitalized signing bonuses, net	10,041	8,055
Capitalized customer deferred acquisition costs	6,103	5,531
	16,144	13,586
Less amortization expense on:
Capitalized signing bonuses, net	(8,325)	(7,130)
Capitalized customer deferred acquisition costs	(5,830)	(4,855)
	(14,155)	(11,985)
Balance at end of period	$75,096	$62,628

Net signing bonus adjustments from estimated amounts to actual were $(1.1) million and $(1.0) million for the three months ended March 31, 2015 and 2014, respectively. Net signing bonus adjustments are netted against additions in the table above. Negative signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year is less than the estimated gross margin for that year, resulting in the overpayment of the up-front signing bonus and would be recovered from the relevant salesperson. Positive signing bonus adjustments result from the prior underpayment of signing bonuses and would be paid to the relevant salesperson.

Fully amortized signing bonuses of $7.2 million and $6.4 million, respectively, were written off during the three month periods ended March 31, 2015 and 2014. In addition, fully amortized customer deferred acquisition costs of $4.5 million and $3.5 million, respectively, were written off during the three months ended March 31, 2015 and 2014.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The Company believes that no impairment of capitalized customer acquisition costs has occurred as of March 31, 2015.

7. Intangible Assets and Goodwill
Intangible Assets — Intangible assets consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$171,983	$25,029	$146,954	6 to 21 years—proportional cash flow
Merchant portfolios	4,214	3,264	950	7 years—proportional cash flow
Software	62,421	14,505	47,916	3 to 15 years—straight line
Non-compete agreements	6,183	3,119	3,064	3 to 5 years—straight line
Other	6,076	704	5,372	5 to 9 years—straight line
	$250,877	$46,621	$204,256

	December 31, 2014			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$159,925	$22,011	$137,914	6 to 21 years—proportional cash flow
Merchant portfolios	4,214	3,161	1,053	7 years—proportional cash flow
Software	58,377	13,300	45,077	1 to 15 years—straight line
Non-compete agreements	5,947	2,830	3,117	5 years—straight line
Other	5,800	408	5,392	5 to 9 years—straight line
	$234,263	$41,710	$192,553
Amortization expense related to the intangible assets was $4.9 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively. The estimated amortization expense related to intangible assets in twelve month increments is as follows:

For the Twelve Months Ended March 31,
(In thousands)
2015	$19,660
2016	18,522
2017	16,984
2018	15,368
2019	13,644
Thereafter	120,078
$204,256

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Goodwill — The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2015 and 2014 were as follows:
	Payment Processing	Campus Solutions	Heartland School Solutions	Heartland Payroll Solutions	Leaf	Other	Total
Balance at January 1, 2014	$43,701	$35,789	$53,350	$31,018	$20,619	$6,501	$190,978
Goodwill acquired during the period	—	—	—	—	—	2,247	2,247
Other	—	—	—	—	(2,080)	—	(2,080)
Balance at March 31, 2014	43,701	35,789	53,350	31,018	18,539	8,748	191,145

Balance at January 1, 2015	43,701	257,337	64,522	31,018	—	29,134	425,712
Goodwill acquired during the period	—	—	—	21,915	—	27,927	49,842
Other (a)	—	26	—	—	—	—	26
Balance at March 31, 2015	$43,701	$257,363	$64,522	$52,933	$—	$57,061	$475,580
(a) Reflects adjustments to allocations of purchase price.

The percentage of total reportable segments' assets comprised of goodwill as of March 31, 2015 and 2014 was as follows:
	Percent of Goodwill to Reportable Segments' Total Assets
	March 31, 2015	March 31, 2014
Payment Processing	7.9%	8.2%
Campus Solutions	53.9%	49.1%
Heartland School Solutions	79.0%	70.3%
Heartland Payroll Solutions	20.2%	16.2%
Leaf	—%	51.1%
Other	58.2%	40.8%

In the fourth quarter of 2014, the Company considered the overlapping cloud-based POS systems in development at recently acquired Heartland Commerce businesses (see — Note 3, Acquisitions) and decided that it would stop POS development efforts at Leaf, a previous Heartland Commerce solutions business. This decision caused a significant adverse change in the extent or manner in which the long-lived asset group of Leaf would be used, including Prosper, an internally developed POS software technology. Due to these changes in circumstances, the implied fair value of the Leaf reporting unit was determined to be significantly below its carrying value. This led to a Goodwill Impairment charge for the full balance of Leaf Goodwill as of December 31, 2014. In the fourth quarter of 2014, the Company recorded pre-tax Goodwill and Asset Impairment charges of $18.5 million and $18.9 million, respectively.

8. Processing Liabilities
Processing liabilities result primarily from the Company's card processing activities and include merchant deposits maintained to offset potential liabilities arising from merchant chargebacks. A summary of processing liabilities and loss reserves was as follows at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(In thousands)
Merchant bankcard processing	$101,035	$109,361
Merchant deposits	5,766	6,655
Loss reserves	1,848	3,382
	$108,649	$119,398

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

The card brand networks generally allow chargebacks within four months after the later of (1) the date the transaction is processed, or (2) the delivery of the product or service to the cardholder. As the majority of the Company's SME merchant

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company's exposure to chargebacks is the last four months' processing volume on the SME portfolio, which was $28.1 billion and $27.8 billion for the four months ended March 31, 2015 and December 31, 2014, respectively. However, for the four months ended March 31, 2015 and December 31, 2014, the Company was presented with $15.8 million and $16.0 million, respectively, in chargebacks by issuing banks. In the three months ended March 31, 2015 and 2014, the Company incurred merchant losses of $1.1 million and $0.6 million, respectively, or 0.53 basis points and 0.35 basis points, respectively, on total SME card processing volumes processed of $20.8 billion and $18.0 billion, respectively. These losses are included in processing and servicing costs in the Company's Condensed Consolidated Statements of Income.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company's SME merchants. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its Condensed Consolidated Balance Sheets, amounting to $1.8 million and $3.4 million at March 31, 2015 and at December 31, 2014, respectively. This reserve is determined by performing an analysis of the Company's historical loss experience applied to current processing volume and exposures.

A summary of the activity in the loss reserve for the three month periods ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Beginning balance	$3,382	$1,505
Additions to reserve	869	866
Charges against reserve (a)	(2,403)	(699)
Ending balance	$1,848	$1,672

(a)	Included in these amounts are Heartland Payroll Solutions segment recoveries of $29,000 and losses $77,000, respectively, for the three months ended March 31, 2015 and 2014.
9. Accrued Buyout Liability
A summary of the accrued buyout liability was as follows as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(In thousands)
Vested Relationship Managers and sales managers	$44,813	$46,301
Unvested Relationship Managers and sales managers	1,669	1,692
	46,482	47,993
Less current portion	(16,159)	(15,023)
Long-term portion of accrued buyout liability	$30,323	$32,970

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.2 million at March 31, 2015 and December 31, 2014, respectively.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

A summary of the activity in the accrued buyout liability for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Beginning balance	$47,993	$39,379
Increase in settlement obligation, net	5,996	3,796
Buyouts	(7,507)	(1,875)
Ending balance	$46,482	$41,300

10. Credit Facilities

On September 4, 2014, the Company entered into an amended and restated senior secured credit facility (the "2014 Credit Agreement") with Bank of America, N.A., as administrative agent, and certain lenders who are a party to the 2014 Credit Agreement. This 2014 Credit Agreement replaced the Company's October 2013 Credit Agreement (the "2013 Credit Agreement”). Credit extended under the 2014 Credit Agreement is guaranteed by the Company's subsidiaries and is secured by substantially all of the Company's assets and the assets of the Company's subsidiaries.

The 2014 Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $400 million (the “2014 Revolving Credit Facility”) and a term loan in an initial principal amount of $375 million (the “2014 Term Credit Facility”). The 2014 Revolving Credit Facility includes up to $35 million that may be used for the issuance of letters of credit and up to $35 million that is available for swing line loans. All principal and interest not previously paid on the 2014 Revolving Credit Facility will mature and be due and payable on September 4, 2019. The 2014 Term Credit Facility amortizes on a quarterly basis as follows, with the remaining principal balance due on September 4, 2019: (i) 5% of the initial 2014 Term Credit Facility to be payable in each of the first three years, (ii) 7.5% of the initial 2014 Term Credit Facility to be payable in the fourth year and (iii) 10% of the initial 2014 Term Credit Facility to be payable in the fifth year. The 2014 Term Credit Facility is also subject to mandatory prepayment from the net cash proceeds of certain asset dispositions, casualty or condemnation events, issuance of indebtedness and extraordinary receipts. Subject to the terms and conditions of the 2014 Credit Agreement, without the consent of the then existing lenders (but subject to the receipt of commitments), the 2014 Revolving Credit Facility may be increased and new incremental term loans may be issued in an aggregate principal amount of up to $150 million for all such increases under the 2014 Revolving Credit Facility and new term loans, subject to certain minimum threshold amounts.
On September 4, 2014, the Company borrowed $375 million under the 2014 Term Credit Facility and used that amount to fund the TouchNet Acquisition (See Note 3, Acquisitions). At March 31, 2015, the Company had $365.6 million outstanding under the 2014 Term Credit Facility.

The 2014 Credit Agreement contains covenants which include: maintenance of certain leverage and fixed charge coverage ratios; limitations on the Company's indebtedness, liens on the Company's properties and assets, investments in and loans to other business units, the Company's ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to certain Company subsidiaries. The Company was in compliance with these covenants as of March 31, 2015. The Company had $223.5 million and $189.5 million outstanding under its 2014 Revolving Credit Facility at March 31, 2015 and December 31, 2014, respectively.

Under the terms of the 2014 Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1%, in each case plus a margin determined by the Company's current leverage ratio.

The weighted average interest rate at March 31, 2015 was 2.3%. Total fees and direct costs paid for the Company's credit facilities as of March 31, 2015 were $5.8 million, including $3.5 million paid on September 4, 2014. These costs are being amortized to interest expense over the life of the Credit Agreement.

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
Future minimum lease payments for all non-cancelable leases as of March 31, 2015 were as follows:

For the Twelve Months Ended March 31,	Operating Leases (a)
(In thousands)
2016	$15,800
2017	12,368
2018	9,952
2019	8,899
2020	6,366
Thereafter	27,227
Total future minimum lease payments	$80,612
(a) There were no material capital leases at March 31, 2015.

Rent expense for leased facilities and equipment was $5.9 million and $2.6 million, respectively, for the three months ended March 31, 2015 and 2014.
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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The following table reflects the Company’s other significant contractual obligations, including leases from above, as of March 31, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$3,823	$3,823	$—	$—	$—
Telecommunications providers (b)	8,857	3,825	5,032	—	—
Facility and equipment leases	80,612	15,800	22,320	15,265	27,227
2014 Term Credit Facility	365,625	18,750	44,531	302,344	—
2014 Revolving Credit Facility (c)	223,500	—	—	223,500	—
Capital Lease Obligation	91	42	49	—	—
	$682,508	$42,240	$71,932	$541,109	$27,227

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

(c)
Interest rates on the 2014 Revolving Credit Facility are variable in nature; however, the Company is party to fixed-pay amortizing interest rate swaps having a remaining notional amount of $11.3 million. If interest rates were to remain at the March 31, 2015 level, the Company would make interest payments of $0.2 million this year including net settlements on the fixed-pay amortizing interest rate swaps. The 2014 Revolving Credit Facility is available on a revolving basis until September 4, 2019. While the Company is not contractually obligated to pay $23.0 million of the outstanding balance of the 2014 Revolving Credit Facility, the Company includes this amount in the Current portion of borrowings on the Condensed Consolidated Balance Sheet since the Company intends to pay this amount in April 2015.

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

The Company has the following six reportable segments: (1) Payment Processing, which provides card payment processing and related services to the Company's SME merchants and Network Services Merchants, (2) Campus Solutions, which provides payment processing, integrated commerce solutions, loan services and open- and closed-loop payment solutions to institutions of higher education, (3) Heartland School Solutions, which provides school nutrition and POS solutions and associated payment solutions to K-12 schools, (4) Heartland Payroll Solutions, which provides payroll processing and related tax filing services, (5) Leaf, which includes the operating losses for Leaf as well as the goodwill and POS asset impairment charges recorded in the fourth quarter of 2014, (see Note 7, Intangible Assets and Goodwill for further details) and (6) Other. The Other segment consists of (a) prepaid and stored-value card solutions provided by Micropayments, (b) loyalty and gift card marketing solutions including loyalty and gift cards provided by Heartland Marketing Solutions, and (c) POS solutions and other adjacent business service applications provided by Heartland Commerce. The individual components of the Other segment do not meet the defined thresholds for being individually reportable segments under applicable accounting guidance.

SME merchants and Network Services merchants are aggregated for financial reporting purposes in the Payment Processing Segment, as they both provide processing services related to bankcard transactions, exhibit similar economic characteristics, and share the same systems to provide services. Campus Solutions includes TouchNet and ECSI for financial reporting purposes because they provide similar commerce solutions, exhibit similar economic characteristics, and provide services to a similar higher education customer base, including some client overlap.

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
At March 31, 2015 and 2014, 67% and 72%, respectively, of Heartland Payroll Solutions segment's total assets were funds that the Company holds as a fiduciary in its payroll processing services activities primarily for payment to taxing authorities. At March 31, 2015 and 2014, 7% and 23%, respectively, of the Campus Solutions segment's total assets represent funds held for the Company's loan servicing customers related to payment processing services provided for federal student loan billing and processing that are payable to higher education institutions and other businesses. See Note 7, Intangible Assets and Goodwill for goodwill as a percentage of the reportable segments' total assets.
A summary of the Company’s segments as of and for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
Revenues	(In thousands)
Payment Processing	$524,612	$475,011
Campus Solutions	33,062	13,318
Heartland School Solutions	15,083	14,501
Heartland Payroll Solutions	17,196	14,217
Other	12,506	6,236
Total revenues	$602,459	$523,283

Depreciation and amortization
Payment Processing	$8,169	$7,116
Campus Solutions	3,301	626
Heartland School Solutions	1,102	508
Heartland Payroll Solutions	910	846
Other	1,031	651
Unallocated corporate administration amounts	139	117
Total depreciation and amortization	$14,652	$9,864

Income (loss) from operations
Payment Processing	$25,368	$25,981
Campus Solutions	8,238	2,921
Heartland School Solutions	6,113	3,426
Heartland Payroll Solutions	2,447	3,866
Leaf	(3,522)	(2,704)
Other	(508)	336
Unallocated corporate administration amounts	(8,374)	(7,464)
Total income from operations	$29,762	$26,362

Interest expense
Payment Processing	$1,366	$1,050
Campus Solutions	1,936	—
Heartland Payroll Solutions	58	—
Other	287	—
Total interest expense	$3,647	$1,050

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Net income
Payment Processing	$14,734	$15,056
Campus Solutions	3,950	2,372
Heartland School Solutions	4,027	2,107
Heartland Payroll Solutions	1,505	2,343
Leaf	(928)	(2,625)
Other	(533)	74
Unallocated corporate administration amounts	(5,517)	(4,415)
Total net income	$17,238	$14,912

Assets
Payment Processing	$553,807	$533,331
Campus Solutions	477,545	72,916
Heartland School Solutions	81,724	75,908
Heartland Payroll Solutions	262,630	191,423
Leaf (a)	1,132	36,249
Other	98,123	21,457
Total assets	$1,474,961	$931,284
(a) See Note 7, Intangible Assets and Goodwill for a discussion of Goodwill and Asset Impairments.

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

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share)
Basic:
Net income attributable to Heartland	$17,238	$15,740
Weighted average common stock outstanding	36,432	36,731
Earnings per share	$0.47	$0.43

Diluted:
Net income attributable to Heartland	$17,238	$15,740
Basic weighted average common stock outstanding	36,432	36,731
Effect of dilutive instruments:
Stock options and restricted stock units	678	1,004
Diluted weighted average shares outstanding	37,110	37,735
Earnings per share	$0.46	$0.42

14. Fair Value of Financial Instruments
The Company applies a fair value framework in order to measure and disclose its financial assets and liabilities, which include fixed income equity securities, interest swap derivatives and certain other financial instruments. The Company determines fair value based on quoted prices when available or through the use of alternative approaches when market quotes are not readily accessible or available.

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

For the three months ended March 31, 2015, there have been no transfers between Level 1 and Level 2 categories. The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2015 and at December 31, 2014:

March 31, 2015		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments available for sale:
Conservative income bond fund (a)	$12,996	$12,996	$—	$—
Fixed income bonds (a)	14,531	14,531	—	—
Total assets	$27,527	$27,527	$—	$—

Liabilities:
Interest rate swaps	$75	$—	$75	$—
Total liabilities	$75	$—	$75	$—

December 31, 2014		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments available for sale:
Conservative income bond fund (a)	$12,996	$12,996	$—	$—
Fixed income bonds (a)	14,639	14,639	—	—
Total assets	$27,635	$27,635	$—	$—

Liabilities:
Interest rate swaps	$126	$—	$126	$—
Total liabilities	$126	$—	$126	$—
(a) amounts included in Funds held for customers on the Condensed Consolidated Balance Sheet

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The following tables provide the assets and liabilities carried at fair value measured on a non-recurring basis as of March 31, 2015 and December 31, 2014

March 31, 2015		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Liabilities:	(In thousands)
2014 Term Credit Facility	$365,625	$—	$365,625	$—
2014 Revolving Credit Facility	223,500	—	223,500	—
Capital Lease Obligation	91	—	—	91
Total liabilities	$589,216	$—	$589,125	$91

December 31, 2014		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Liabilities:	(In thousands)
2014 Term Credit Facility	$370,312	$—	$370,312	$—
2014 Revolving Credit Facility	189,500	—	189,500	—
Capital Lease Obligation	102	—	—	102
Total liabilities	$559,914	$—	$559,812	$102

The Company's liabilities include interest rate swaps that are measured at fair value using observable market inputs including the Company's credit risk and its counterparties' credit risks. Based on these inputs, the interest rate swaps are classified within Level 2 of the valuation hierarchy. Based on the Company's continued ability to enter into these swaps, the Company considers the markets for its fair value instruments to be active. The Company's liabilities as of March 31, 2015 and December 31, 2014 also include borrowings under its credit facilities and the carrying value of these liabilities approximates fair value.

The Company's financial instruments also include cash and cash equivalents and cash held for customers and their carrying values approximate fair value as of March 31, 2015 and December 31, 2014 because they bear interest at market rates and have maturities of less than 90 days from the time of purchase.

PART I. FINANCIAL INFORMATION (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).
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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. You should understand that many important factors, in addition to those discussed elsewhere in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Certain of these factors are described in Item 1A. Risk Factors of the 2014 Form 10-K and include, without limitation, unauthorized disclosure of user data through breaches of our computer systems or otherwise, our competitive environment, the business cycles and credit risks of our merchants, chargeback liability, merchant attrition, problems with our sponsor banks, our relationships with third-party bankcard payment processors, our inability to pass increased interchange fees, assessments, and transaction fees along to our merchants, economic conditions, systems failures and government regulation.

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

•
Other including (1) prepaid and stored-value card solutions throughout the United States and Canada provided by Micropayments, (2) POS solutions and other adjacent business service applications provided by Heartland Commerce, and (3) marketing solutions including loyalty and gift cards which we provide through Heartland Marketing Solutions.

Payment Processing
At March 31, 2015, we provided our card payment processing services to 172,229 active SME merchants located across the United States. This compares to 169,831 active SME merchants at December 31, 2014 and 167,793 active SME merchants at March 31, 2014. At March 31, 2015, we provided card payment processing services to approximately 2,275 Network Services merchants with approximately 41,132 locations compared to approximately 1,130 merchants and 43,109 locations at March 31, 2014. The increase in the number of Network Services merchants in the three months ended March 31, 2015 primarily reflects adding smaller-size merchants (merchants with single or few locations), predominantly in the petroleum industry. The decrease in the number of Network Services merchant locations for the three months ended March 31, 2015 reflects a decline in the number of locations we serve for a large retail merchant, it is partially offset by the locations added by those smaller-size petroleum industry merchants. According to The Nilson Report, in 2014 we were the 5th largest merchant acquirer in the United States ranked by transaction count and the 9th largest merchant acquirer by processed dollar volume, which consisted of Visa and MasterCard credit and debit cards, as well as other credit cards such as American Express, UnionPay, Discover, Diners Club, Carte Blanche, JPB, EBT, etc. These rankings represented 3.8 billion transactions and 2.9% of the total U.S. bankcard processed dollar volume.

Our total card processing volume for the three months ended March 31, 2015 was $26.0 billion, a 5.8% increase from the $24.5 billion processed during the three months ended March 31, 2014. Our SME card processing volume for the three months ended March 31, 2015 was $20.8 billion, an increase of 15.6% over the three months ended March 31, 2014. This increase in processing volume reflects same store sales growth and the addition of SME merchants whose processing volume exceeded that of merchants who attrited during the year. The increase in SME processing volume also reflects the impact of the new American Express Card Acceptance Program (referred to as "OptBlue") to new and existing merchants. We converted a majority of our existing merchants processing under the former sales and servicing agreement with American Express to OptBlue during the third quarter of 2014. Our card processing volume for the three months ended March 31, 2015 also includes $5.2 billion of settled volume for Network Services merchants, compared to $6.6 billion for the three months ended March 31, 2014. Card processing volume for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
SME merchants	$20,761	$17,963
Network Services merchants	5,199	6,567
Total bankcard processing volume (a)	$25,960	$24,530
(a) Card processing volume includes volume for credit and signature debit transactions.

Merchant attrition is expected in the card payment processing industry in the ordinary course of business. We experience attrition in merchant card processing volume resulting from several factors, including business closures, transfers of merchants' accounts to our competitors and account closures that we initiate due to heightened credit risks. We measure SME processing volume attrition relative to all SME merchants that were processing with us in the same month a year earlier. During the three months ended March 31, 2015, we experienced 9.6% average annualized attrition in our SME card processing volume compared to an average attrition of 12.7%, and 12.9% for the years ended December 31, 2014 and 2013, respectively.

In our SME business, we measure same store sales growth, or contraction, as the change in card processing volume for all card merchants that were processing with us in the same month a year earlier. During the three months ended March 31, 2015, same store sales grew 4.4% on average, compared to contraction of 0.2% in the quarter ended March 31, 2014 and 2.0% growth on average in all of 2014. Same store sales growth or contraction results from the combination of the increasing or decreasing use by consumers of bankcards for the purchase of goods and services at the POS, and sales growth or contraction experienced by our retained SME merchants. Generally, our same store sales experience has tracked with the overall economic conditions in the industries we serve. The following table compares our same store sales growth/(contraction) during 2015 and 2014:

Same Store Sales Growth (Contraction)	2015	2014
First Quarter	4.4%	(0.2)%
Second Quarter		2.4%
Third Quarter		1.8%
Fourth Quarter		3.9%
Full Year		2.0%
We measure the overall production of our sales force by new gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. We measure installed margin primarily for our SME card processing, payroll processing and loyalty and gift card marketing businesses. Our newly installed gross margin for the three months ended March 31, 2015 increased 9.6%. We attribute this increase in newly installed gross margin to higher volumes and margins at newly installed merchants and improved individual productivity achieved by our salespersons as well as growth in the sales force. Our combined Relationship Managers, Territory Managers and Senior Product Advisors ("SPA") totaled 1,029 and 985 at March 31, 2015 and December 31, 2014, respectively, and 891 at March 31, 2014. We expect to drive increases in year-over-year installed margin in future periods primarily by increasing the number of SPAs and Relationship and Territory Managers.

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

In contrast to SME card processing revenues, revenues from our Network Services merchants are largely driven by the number of transactions we process (whether settled, or only authorized), not our processing volume, as the merchants which comprise Network Services' customer base pay on a per transaction basis for processing services. The number of Network Services transactions increased in 2015 primarily due to an increase in the number of transactions at our large petroleum merchants.

Additionally, we provide authorization, settlement and account servicing services on our front and back-end systems for American Express transactions for SME merchants and merchants originally signed to American Express by other processors. For those services we receive compensation from American Express on a per transaction basis. The number of transactions we processed for Network Services merchants and American Express for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Network Services merchants:
Settled	259,610	233,944
Authorized	540,269	564,253
Total Network Services	799,879	798,197
American Express (a)	245	7,500
Total	800,124	805,697
(a) Includes only those transactions not eligible for residual compensation

Our ability to manage our front-end authorization systems, HPS Exchange, VAPS and NWS, provides us greater control of the electronic transaction process, allows us to offer our merchants a differentiated product offering, and offers economies of scale that we expect will increase our long-term profitability. During the three months ended March 31, 2015 and 2014, approximately 97% and 95% of our SME transactions were processed through HPS Exchange. All of our Network Services transactions were processed through VAPS or NWS.

We provide clearing, settlement and merchant accounting services through our own internally developed back-end processing system, Passport. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At both March 31, 2015 and 2014, substantially all of our SME merchants were processing on Passport and all Network Services settled transactions were processed on Passport.

Campus Solutions
Campus Solutions provides payment processing, integrated commerce solutions, higher education loan services and open- and closed-loop payment solutions to campuses throughout the United States and Canada.

We provide a suite of solutions to support administrative services for higher education including student loan payment processing, delinquency and default services, refund management, tuition payment plans, electronic billing and payment, tax document services, and business outsourcing. Our OneCard product enables personal identification, door access, cashless vending and laundry transactions, meal plans and cashless printing at campus facilities. Our Give Something Back Network adds internet and phone accessible closed-loop debit card based financial services to the students, faculty, staff and local community merchants of an educational institution.
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
As of March 31, 2015, we provided services to more than 3,000 colleges and universities serving over 10 million students and borrowers. Annually we support approximately $24 billion in higher education payments, 25 million payment transactions, 5 million tax documents, and over $650 million in annual reimbursements.
Heartland School Solutions
We provide school nutrition, POS solutions, and associated payment solutions including online prepayment, to K-12 schools throughout the United States. At March 31, 2015 and December 31, 2014, our Heartland School Solutions business provided services to more than 34,000 public and private schools. Our Heartland School Solutions business has been built through a series of six acquisitions, including the April 2014 acquisition of MCS Software. This acquisition continues the expansion of our market-leading position in the K-12 school nutrition and POS technology industry. The more than 34,000 K-12 schools that Heartland School Solutions serves nationwide, represents a 35% share of the public schools in the U.S.

Heartland Payroll Solutions
We provide payroll processing services throughout the United States. At March 31, 2015, we processed payroll for 32,869 customers, an increase of 33.5% from 24,625 payroll customers at March 31, 2014. In the three months ended March 31, 2015, we installed 1,911 new payroll processing customers. We operate a comprehensive payroll management platform, which streamlines all aspects of the payroll process to enable time and cost savings. We consider our payroll platform to be state of the art enabling us to process payroll on a large scale and provide customizable solutions for businesses of all sizes.

On February 27, 2015, we purchased the stock of Payroll 1, Inc. ("Payroll 1") for a $30.0 million cash payment, plus net working capital. The purchase price was financed by the 2014 Revolving Credit Facility. The acquisition of Payroll 1 expands our existing payroll processing business and customer base by adding 6,573 customers.

Heartland Commerce
We provide the hospitality and retail industry with leading-edge POS solutions, payments processing capabilities and other adjacent business service applications through our Heartland Commerce business. Heartland Commerce is comprised of Xpient Solutions, LLC (“Xpient” acquired in October 2014), Merchant Software Corporation (referred to as "Liquor POS" acquired in February 2014), Automation, Inc. (acquired in January 2015 and d/b/a “pcAmerica” ) and Dinerware, Inc. (“Dinerware” acquired in February 2015). See "— Liquidity and Capital Resources — Acquisitions and Divestitures" for more detail on these acquisitions.

In the fourth quarter of 2014, management considered the overlapping cloud-based POS systems in development at acquired Heartland Commerce businesses and decided that it would stop POS development efforts at Leaf Acquisition, LLC (“Leaf”), a previous Heartland Commerce solutions business. This decision caused a significant adverse change in the extent or manner in which the long-lived asset group of Leaf would be used, including Prosper, an internally developed POS software technology. Due to these changes in circumstances, the implied fair value of the Leaf reporting unit was determined to be significantly below its carrying value. This led to a Goodwill Impairment charge for the full balance of Leaf Goodwill as of December 31, 2014. In the fourth quarter of 2014, we recorded pre-tax Goodwill and Asset Impairment charges of $18.5 million and $18.9 million, respectively.

First Quarter of 2015 Financial Results
For the three months ended March 31, 2015, we recorded net income of $17.2 million, or $0.46 per share, compared to $14.9 million, or $0.42 per share, in the three months ended March 31, 2014. Our financial results for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, reflect the benefits of 22.4% year-over-year growth in net revenue partially offset by increases of 30.7% in general and administrative expenses and 13.3% in processing and servicing costs.
Our income from operations, which we also refer to as operating income, increased $3.4 million to $29.8 million for the three months ended March 31, 2015, from $26.4 million for the three months ended March 31, 2014. Our Operating Margin, which we measure as operating income divided by net revenue, was 15.6% for the three months ended March 31, 2015, compared to 17.0% for the three months ended March 31, 2014. Results for the three months ended March 31, 2015 and 2014 include losses from operations of $3.6 million and $2.7 million, respectively, for Leaf. Excluding the operating loss from Leaf, our Operating Margin for the three months ended March 31, 2015 and March 31, 2014 was 17.5% and 18.7%, respectively. Our operating margin for the three months ended March 31, 2015 was impacted by an increase in general and administrative expenses further described below. The following is a summary of our financial results for the three months ended March 31, 2015:

•
Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased $34.8 million, or 22.4%, from $155.5 million in the three months ended March 31, 2014 to $190.3 million in the three months ended March 31, 2015. The increase in net revenue reflects the following:

◦
During the three months ended March 31, 2015, our SME processing volume increased 15.6% to $20.8 billion from $18.0 billion during the three months ended March 31, 2014. We earn percentage-based revenues on our SME processing volume. The year-over-year increase reflects same store sales growth and the addition of SME merchants whose processing volume and net revenue exceeded that of merchants who attrited in the same period. The increase in SME processing volume also reflects the conversion of new and existing merchants to OptBlue. We converted a majority of our existing merchants currently processing under the former sales and servicing agreement with American Express to OptBlue during the third quarter of 2014.

◦
Increases in revenues across all other businesses including Heartland School Solutions, Heartland Payroll Solutions, Campus Solutions and Heartland Commerce. The growth in Heartland Payroll Solutions net revenue was aided by the acquisition of Payroll 1. For the one month since its acquisition, Payroll 1 added $1.1 million of net revenue in the three months ended March 31, 2015. The growth in Campus Solutions net revenue was aided in part by the 2014 acquisition of TouchNet, which added $12.9 million in revenue during the three months ended March 31, 2015. The acquisitions of Xpient, pcAmerica, and Dinerware added $4.8 million to Heartland Commerce in the three months ended March 31, 2015. See “— Liquidity and Capital Resources — Acquisitions” for further information on these acquisitions.

•
Our processing and servicing expenses increased $9.1 million, or 13.3%, from $68.6 million in the three months ended March 31, 2014 to $77.7 million in the three months ended March 31, 2015. The increase in processing and servicing expenses reflects 2014 and 2015 acquisitions. The increase is also attributable to increased costs associated with processing and servicing higher SME bankcard processing volume, increased sales compensation and increased organic cost of sales and servicing related to higher Heartland School Solutions, Heartland Payroll Solutions, Campus Solutions, and Micropayments revenues.

•
Our general and administrative expenses increased $13.6 million, or 30.7%, from $44.5 million in the three months ended March 31, 2014 to $58.1 million in the three months ended March 31, 2015. General and administrative expenses increased primarily due to a $5.9 million increase in personnel costs and a $1.4 million increase in occupancy expense. The increase in personnel and occupancy costs primarily reflects all of our 2014 and 2015 acquisitions as well as other headcount increases. General and administrative expenses also include $2.9 million relating to the March 2015 sales and servicing organization summit and $1.2 million of acquisition related expenses.

See “— Results of Operations — Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014” for a more detailed discussion of our first quarter financial results.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements are unaudited. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at March 31, 2015, our results of operations, our changes in equity and our cash flows for the three months ended March 31, 2015 and 2014. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2015. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements included elsewhere in this report and in our 2014 Form 10-K.

Our critical accounting estimates and judgments have not changed materially from those reported in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Form 10-K.

Results of Operations
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
The following table shows certain income statement data as a percentage of net revenue for the periods indicated (in thousands of dollars):

	Three Months Ended March 31, 2015	% of Net Revenue	Three Months Ended March 31, 2014	% of Net Revenue	Change
					Amount	%
Net revenue:
Total revenues	$602,459		$523,283		$79,176	15.1%
Less: Interchange	359,340		318,096		41,244	13.0%
Less: Dues, assessments and fees	52,775		49,668		3,107	6.3%
Total net revenue	190,344	100.0%	155,519	100.0%	34,825	22.4%

Expenses:
Processing and servicing	77,737	40.8%	68,609	44.1%	9,128	13.3%
Customer acquisition costs	14,048	7.4%	10,250	6.6%	3,798	37.1%
Depreciation and amortization	10,673	5.6%	5,812	3.7%	4,861	83.6%
General and administrative	58,124	30.5%	44,486	28.6%	13,638	30.7%
Total expenses	160,582	84.4%	129,157	83.0%	31,425	24.3%
Income from operations	29,762	15.6%	26,362	17.0%	3,400	12.9%
Other income (expense):
Interest income	25	—%	32	—%	(7)	(21.9)%
Interest expense	(3,647)	(1.9)%	(1,050)	(0.7)%	(2,597)	(247.3)%
Other, net	26	—%	(132)	(0.1)%	158	119.7%
Total other expense	(3,596)	(1.9)%	(1,150)	(0.7)%	(2,446)	(212.7)%
Income before income taxes	26,166	13.7%	25,212	16.2%	954	3.8%
Provision for income taxes	8,928	4.7%	10,300	6.6%	(1,372)	(13.3)%
Net income	17,238	9.1%	14,912	9.6%	2,326	15.6%
Less: Net loss attributable to noncontrolling interests	—	—%	(828)	(0.5)%	828	100.0%
Net income attributable to Heartland	$17,238	9.1%	$15,740	10.1%	$1,498	9.5%

Revenue. The following tables summarize total revenue and total net revenue (which we define as total revenue less interchange fees and dues, assessments and fees) by segment for the three months ended March 31, 2015 and 2014 (in thousands of dollars):

	Three Months Ended March 31,		Change from Prior Year
Total revenue:	2015	2014	Amount	%
Payment Processing	$524,612	$475,011	$49,601	10.4%
Campus Solutions	33,062	13,318	19,744	148.3%
Heartland School Solutions	15,083	14,501	582	4.0%
Heartland Payroll Solutions	17,196	14,217	2,979	21.0%
Other	12,506	6,236	6,270	100.5%
Total revenue	$602,459	$523,283	$79,176	15.1%

	Three Months Ended March 31,		Change from Prior Year
Total net revenue:	2015	2014	Amount	%
Payment Processing	$118,370	$107,247	$11,123	10.4%
Campus Solutions	27,189	13,318	13,871	104.2%
Heartland School Solutions	15,083	14,501	582	4.0%
Heartland Payroll Solutions	17,196	14,217	2,979	21.0%
Other	12,506	6,236	6,270	100.5%
Total net revenue	$190,344	$155,519	$34,825	22.4%

Payment Processing
Payment Processing net revenue increased $11.1 million, or 10.4%, from $107.2 million in the three months ended March 31, 2014 to $118.4 million in the three months ended March 31, 2015. This increase was driven by a $10.6 million or 11.1% increase in SME net revenue, reflecting a 15.6% increase in SME processing volume from $18.0 billion in the three months ended March 31, 2014 to $20.8 billion in the three months ended March 31, 2015. The year-over-year increase reflects same store sales growth and the addition of SME merchants whose processing volume and net revenue exceeded that of merchants who attrited in the same period. This increase in processing volume also reflects the conversion of new and existing merchants to OptBlue. We converted a majority of our existing merchants processing under the former sales and servicing agreement with American Express to OptBlue during the third quarter of 2014.  Our reported SME processing volume includes processing volumes for merchants in our Heartland School Solutions, Campus Solutions, and Other businesses. However, net revenue related to that processing volume is included in the net revenue reported for those businesses.

Campus Solutions
Campus Solutions net revenue increased 104.2% from $13.3 million in the three months ended March 31, 2014 to $27.2 million in the three months ended March 31, 2015. The increase included $12.9 million of revenue added by TouchNet in the three months ended March 31, 2015. The remaining increase in Campus Solutions net revenue is due to higher student loan servicing related revenue and revenue associated with tax document services.

Heartland School Solutions
Heartland School Solutions net revenue increased 4.0% from $14.5 million in the three months ended March 31, 2014 to $15.1 million in the three months ended March 31, 2015. The increase in Heartland School Solutions net revenue is due primarily to an increase in transaction processing revenue, partially offset by a decrease in pass through installation services revenue associated with a large school district customer in 2014 that did not repeat in 2015.

Heartland Payroll Solutions
Heartland Payroll Solutions net revenue increased 21.0% from $14.2 million in the three months ended March 31, 2014 to $17.2 million in the three months ended March 31, 2015. The increase in payroll processing net revenue is primarily due to a 33.5% increase in payroll processing customers from 24,625 at March 31, 2014 to 32,869 at March 31, 2015. This increase includes 6,573 customers which were added as part of the acquisition of Payroll 1 on February 27, 2015. For the one month since its acquisition, Payroll 1 added $1.1 million of net revenue in the three months ended March 31, 2015.

Other
Other net revenue increased 100.5% in the three months ended March 31, 2015, primarily due to $4.8 million of net revenue added by Xpient, pcAmerica, and Dinerware (which are all part of Heartland Commerce). The total increase also includes growth in Micropayments revenue which reflects higher equipment sales and payment processing for unattended payment locations such as laundry facilities, kiosks and vending machines.

Total expenses. Total expenses increased 24.3% from $129.2 million in the three months ended March 31, 2014 to $160.6 million in the three months ended March 31, 2015, due to the increases in processing and servicing, depreciation and amortization, customer acquisition costs and general and administrative expenses. These increases are further discussed below and resulted in total expenses representing 84.4% of total net revenue in the three months ended March 31, 2015, compared to 83.0% in the three months ended March 31, 2014.

Processing and servicing expense for the three months ended March 31, 2015 increased by $9.1 million, or 13.3%, compared with the three months ended March 31, 2014. The increase in processing and servicing expenses reflects the 2014 and 2015 acquisitions. The increase is also attributable to increased costs associated with processing and servicing higher SME bankcard processing volume, increased sales compensation and increased organic cost of sales and servicing related to higher Heartland School Solutions, Heartland Payroll Solutions, Campus Solutions, and Micropayments revenues. As a percentage of net revenue, processing and servicing expense decreased to 40.8% for the three months ended March 31, 2015, compared with 44.1% for the three months ended March 31, 2014.
Customer acquisition costs for the three months ended March 31, 2015 increased by $3.8 million, or 37.1% compared with the three months ended March 31, 2014. As reflected in the table below, this increase reflects higher amortization on increased capitalized deferred acquisition costs resulting from improved levels of new installed margin and the impact of subsequent changes in the estimated accrued buyout liability due to lower merchant attrition and same-store sales growth. As a percentage of net revenue, customer acquisition costs increased to 7.4% for the three months ended March 31, 2015 compared with 6.6% for the three months ended March 31, 2014.

Customer acquisition costs for the three months ended March 31, 2015 and 2014 included the following components (in thousands of dollars):

	Three Months Ended March 31,		Change from Prior Year
	2015	2014	Amount	%
Amortization of signing bonuses, net	$8,325	$7,130	$1,195	16.8%
Amortization of capitalized customer deferred acquisition costs	5,830	4,855	975	20.1%
Increase in accrued buyout liability	5,996	3,796	2,200	58.0%
Capitalized customer deferred acquisition costs	(6,103)	(5,531)	(572)	10.3%
Total customer acquisition costs	$14,048	$10,250	$3,798	37.1%
Depreciation and amortization expense included in the consolidated income statement for the three months ended March 31, 2015 and 2014, by financial statement line item is as follows:

	Three Months Ended March 31,		Change from Prior Year
	2015	2014	Amount	%
Processing and servicing
Amortization – capitalized system development	$3,235	$3,383	$(148)	(4.4)%
Other	744	669	75	11.2%
Total processing and servicing	3,979	4,052	(73)	(1.8)%
Depreciation and amortization
Acquired intangibles	4,962	2,320	2,642	113.9%
Amortization – capitalized system development	3,720	2,066	1,654	80.1%
Other	1,991	1,426	565	39.6%
Total depreciation and amortization	10,673	5,812	4,861	83.6%
Total depreciation and amortization	$14,652	$9,864	$4,788	48.5%
Total depreciation and amortization expenses increased 48.5% from $9.9 million in the three months ended March 31, 2014 to $14.7 million in the three months ended March 31, 2015. The increase in total depreciation and amortization expenses in the three months ended March 31, 2015 includes increases in acquired intangibles amortization of $2.6 million due to our 2014 and 2015 acquisitions. See “— Liquidity and Capital Resources — Acquisitions” for further information on these acquisitions. The increase in total depreciation and amortization expense is also due to a $1.5 million increase in capitalized system development amortization in the three months ended March 31, 2015.

Most of our investments in information technology have supported the continuing development of our product, servicing and sales-related initiatives. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to five years. The amount capitalized decreased from $11.8 million in the three months ended March 31, 2014 to $9.3 million in the three months ended March 31, 2015. The total amount of capitalized costs for projects placed in service in the three months ended March 31, 2015 and 2014 was $10.2 million and $7.9 million, respectively.

General and administrative. General and administrative expenses increased $13.6 million, or 30.7%, from $44.5 million in the three months ended March 31, 2014 to $58.1 million in the three months ended March 31, 2015. General and administrative expenses increased primarily due to a $5.9 million increase in personnel costs and a $1.4 million increase in occupancy expense. The increase in personnel and occupancy costs primarily reflects all of our 2014 and 2015 acquisitions as well as other headcount increases. General and administrative expenses also include $2.9 million relating to the March 2015 sales and servicing organization summit and $1.2 million of acquisition related expenses. General and administrative expenses as a percentage of net revenue for the three months ended March 31, 2015 was 30.5%, an increase from 28.6% for the three months ended March 31, 2014.
Income from operations. Our income from operations, which we also refer to as operating income, increased $3.4 million to $29.8 million for the three months ended March 31, 2015, from $26.4 million for the three months ended March 31, 2014, as a result of an increase in net revenue partially offset by increases in processing and servicing expenses, depreciation and amortization and general and administrative expenses. Our Operating Margin, which we measure as operating income divided by net revenue, was 15.6% for the three months ended March 31, 2015, compared to 17.0% for the three months ended March 31, 2014. Excluding the operating loss from Leaf, our Operating Margin for the three months ended March 31, 2015 and

2014 was 17.5% and18.7%, respectively. See general and administrative expenses above for detail regarding the sales and servicing organization summit and acquisition related expenses which were impacting our operating margin for the three months ended March 31, 2015.
Interest expense. Interest expense for the three months ended March 31, 2015 was $3.6 million, compared with $1.1 million for the three months ended March 31, 2014. The increase in interest expense reflects higher borrowings under our 2014 Revolving Credit Facility (as defined in —Liquidity and Capital Resources—Credit Facilities herein) as well as interest expense on our 2014 Term Credit Facility (as defined in —Liquidity and Capital Resources—Credit Facilities herein) that was used to fund the TouchNet Acquisition. See “— Liquidity and Capital Resources — Credit Facilities” for more detail on our borrowings.
Income taxes. Income taxes for the three months ended March 31, 2015 were an expense of $8.9 million, reflecting an effective tax rate of 34.1%. This compares to income tax expense of $10.3 million for the three months ended March 31, 2014, and an effective tax rate of 40.9%. The decrease in the effective tax rate for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, reflects the partial recognition of deferred tax benefits from past accumulated losses of Leaf due to the generation of future taxable income resulting from the acquisition of Dinerware. The structure of this acquisition along with the corresponding preliminary purchase price allocation resulted in the recording of deferred tax liabilities on definite lived intangibles that will provide a source of future taxable income.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $17.2 million for the three months ended March 31, 2015. This compares to a net income of $15.7 million for the three months ended March 31, 2014.
Balance Sheet Information

	March 31, 2015	December 31, 2014
	(In thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$44,851	$70,793
Funds held for customers	210,122	176,492
Receivables, net	239,252	234,104
Goodwill	475,580	425,712
Intangible assets, net	204,256	192,553
Total assets	1,474,961	1,387,773
Due to sponsor banks	46,777	31,165
Customer fund deposits	210,122	176,492
Processing liabilities	108,649	119,398
Borrowings:
Current portion	41,781	36,792
Long-term portion	547,435	523,122
Unearned revenue:
Current portion	39,016	46,601
Long term portion	2,366	2,354
Total liabilities	1,207,331	1,137,013
Total equity	267,630	250,760

March 31, 2015 Compared to December 31, 2014
Total assets increased $87.2 million, or 6.3%, to $1,475.0 million at March 31, 2015 from $1,387.8 million at December 31, 2014. Individual asset increases at March 31, 2015 included $5.1 million in receivables, $33.6 million in funds held for customers (primarily due to the acquisition of Payroll 1; this increase is offset by an equal increase in customer fund deposits), $49.9 million in goodwill and $11.7 million in intangible assets. The increases in goodwill and intangible assets are primarily due to the acquisitions of pcAmerica, Dinerware and Payroll 1. These increases were partially offset by a decrease in cash of $25.9 million to fund these acquisitions. See “— Liquidity and Capital Resources” for further details on these acquisitions.
Our receivables, which increased $5.1 million or 2.2% from December 31, 2014, are primarily due from our card payment processing merchants and result in large part from our practice of advancing interchange fees to most of our SME merchants during the month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge merchants for processing transactions. Total receivables also include amounts due from Discover and American Express bankcard networks for merchant sales transactions. Receivables from the networks are recovered the following business day from the date of processing the transaction. Amounts due from SME bankcard processing merchants and bankcard networks at March 31, 2015 increased $3.5 million from December 31, 2014.
The amount due to sponsor banks for funding advances was $45.4 million and $29.9 million at March 31, 2015 and December 31, 2014, respectively. The liability to sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants. Total borrowings under our credit facility increased $29.3 million, or 5.2%, to $589.2 million at March 31, 2015 from $559.9 million at December 31, 2014. See “—Liquidity and Capital Resources” for discussion of Credit Facilities.

Total equity increased $16.9 million from December 31, 2014 primarily due to net income of $17.2 million. Partially offsetting the increase in stockholders' equity were payments of cash dividends of $3.7 million and restricted stock units vested of $5.7 million during the three months ended March 31, 2015. Other increases in total stockholders’ equity for the three months ended March 31, 2015 included proceeds received from the exercise of stock options, tax benefits related to those stock option exercises and share-based compensation expense.

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

Working Capital. Our working capital, defined as current assets less current liabilities, was negative by $9.6 million at March 31, 2015 compared to positive by $15.1 million at December 31, 2014. The decrease in working capital is primarily due to the acquisitions of pcAmerica and Dinerware, which were partially funded by operating cash.

At March 31, 2015, we had cash on our Balance Sheet totaling $44.9 million compared to cash of $70.8 million at December 31, 2014. Our March 31, 2015 cash balance included approximately $13.7 million of processing-related cash in transit and collateral, compared to approximately $17.8 million of processing-related cash in transit and collateral at December 31, 2014.

On March 31, 2015, we had $176.5 million available to us under our Revolving Credit Facility. See “— Credit Facilities” for more details.

Acquisitions.

Campus Solutions
On September 4, 2014, we completed the acquisition of TouchNet, an integrated commerce solutions provider to higher-education institutions for a cash payment of $375 million for all outstanding common shares. The purchase was funded primarily with the new five year, $375 million 2014 Term Credit Facility. See “— Credit Facilities,” for further discussion. TouchNet added over 600 higher education clients serving over 6 million students, nearly one-third of the higher education enrollment in the United States, to our Campus Solutions business.

Heartland School Solutions
On April 1, 2014, we purchased the net assets of MCS Software for a $17.3 million cash payment. The purchase price was financed under our 2013 Credit Facility and from operating cash flows. The acquisition further expands our market-leading position in the K-12 school nutrition and POS technology industry in our Heartland School Solutions business.

Heartland Payroll Solutions
On February 27, 2015, we purchased the stock of Payroll 1 for a $30.0 million cash payment. The purchase price was financed under our 2014 Revolving Credit Facility. The acquisition of Payroll 1 expands our existing payroll processing business and customer base by adding 6,526 customers.

Heartland Commerce
On February 11, 2015, we acquired the net assets of Dinerware for a cash payment of $15.0 million. The purchase was funded from a combination of operating cash and financing under the 2014 Revolving Credit Facility. Dinerware provides restaurant POS software solutions to the hospitality industry. Dinerware can be found in upscale restaurants, cafes, nightclubs, bar and grills, fast casual restaurants, counter service establishments, quick serve restaurants, hotels, casinos, cafeterias, golf courses, and wineries.

On January 30, 2015,we acquired the net assets of pcAmerica for a cash payment of $15.0 million. The purchase was funded from a combination of operating cash and financing under the 2014 Revolving Credit Facility. pcAmerica delivers POS systems to streamline daily operations, including customer transactions, inventory tracking, employee labor, and marketing reports to meet the evolving needs of retail stores or restaurants.

On October 31, 2014, we acquired the net assets of Xpient for a cash payment of $30.0 million. The purchase price was funded from a combination of operating cash and financing under the 2014 Revolving Credit Facility. Xpient provides POS software solutions to customers primarily in the food service industry.

On February 15, 2014, we purchased the assets of Liquor POS for a $3.3 million cash payment. The purchase price was financed from operating cash flows. Liquor POS is a leading provider of POS systems to the liquor retail vertical.

Cash Flows Provided By Operating Activities. We reported net cash provided by operating activities of $21.0 million for the three months ended March 31, 2015, compared to $15.2 million in the three months ended March 31, 2014. Cash provided by operating activities reflects the benefit from net income as adjusted for non-cash operating items including increases in amortization of capitalized customer acquisition costs, depreciation and amortization, and deferred taxes.
Other major determinants of operating cash flow are net signing bonus payments, which consume operating cash as we install new merchants, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. We paid net signing bonuses of $10.0 million and $8.1 million, respectively, in the three months ended March 31, 2015 and 2014. In the three months ended March 31, 2015 and 2014, we reduced our accrued buyout liability by making buyout payments of $7.5 million and $1.9 million, respectively. The increase in buyouts for the three months ended March 31, 2015 reflects the company initiating buyouts of residual commissions owned by salespersons.

Cash Flows Used In Investing Activities. Net cash used in investing activities was $76.8 million for the three months ended March 31, 2015, compared to $16.1 million for the three months ended March 31, 2014.
Cash flows used in investing activities for the three months ended March 31, 2015 reflect the purchases, net of cash, of pcAmerica, Dinerware and Payroll 1 for $15.0 million, $15.0 million and $30.0 million, respectively. Cash flows used by investing activities for the three months ended March 31, 2014 reflect the purchase, net of cash, of Liquor POS for $3.3 million. We made capital expenditures of $15.9 million during the three months ended March 31, 2015, compared to $12.8 million in the three months ended March 31, 2014. We continue building our technology infrastructure, primarily for hardware and software needed for the development and expansion of our products and operating platforms. To further develop our technology, we anticipate that these expenditures will continue near current levels in the future.
Cash Flows Provided by Financing Activities. Net cash provided by financing activities was $29.9 million for the three months ended March 31, 2015, compared to $2.1 million for the three months ended March 31, 2014.
During three months ended March 31, 2015, we borrowed $86.0 million and made payments of $56.7 million, which resulted in a net increase of $29.3 million in borrowings under our credit facilities. The increase in borrowings was primarily used to fund acquisitions. During the three months ended March 31, 2014 we borrowed $30.0 million. We did not make any payments during the three months ended March 31, 2014.

Cash dividends paid in the three months ended March 31, 2015 were $3.7 million, compared to dividends paid of $3.1 million in the three months ended March 31, 2014. See “— Dividends on Common Stock” for more information on our common stock dividends.

Cash provided by financing activities in the three months ended March 31, 2014 included cash used for common stock repurchases. See “ —Common Stock Repurchases” for more information on our common stock repurchase authorizations. We used $27.2 million of cash to repurchase 695,555 shares of our common stock during the three months ended March 31, 2014.

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

The 2014 Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $400 million (the “2014 Revolving Credit Facility”) and a term loan in an initial principal amount of $375 million (the “2014 Term Credit Facility”). The 2014 Revolving Credit Facility included up to $35 million that may be used for the issuance of letters of credit and up to $35 million that is available for swing line loans. All principal and interest not previously paid on the 2014 Revolving Credit Facility will mature and be due and payable on September 4, 2019. The 2014 Term Credit Facility amortizes on a quarterly basis as follows, with the remaining principal balance due on September 4, 2019: (i) 5% of the initial 2014 Term Credit Facility to be payable in each of the first three years, (ii) 7.5% of the initial Term Credit Facility to be payable in the fourth year and (iii) 10% of the initial 2014 Term Credit Facility to be payable in the fifth year. The 2014 Term Credit Facility is also subject to mandatory prepayment from the net cash proceeds of certain asset dispositions, casualty or condemnation events, issuance of indebtedness and extraordinary receipts. Subject to the terms and conditions of the 2014 Credit Agreement, without the consent of the then existing lenders (but subject to the receipt of commitments), the 2014 Revolving Credit Facility may be increased and new incremental term loans may be issued in an aggregate principal amount of up to $150 million for all such increases under the 2014 Revolving Credit Facility and new term loans, subject to certain minimum threshold amounts.
On September 4, 2014, we borrowed $375 million under the 2014 Term Credit Facility to fund the TouchNet Acquisition. At March 31, 2015, we had $365.6 million outstanding under the 2014 Term Credit Facility.

The 2014 Credit Agreement contains covenants which include: maintenance of certain leverage and fixed charge coverage ratios; limitations on our indebtedness, liens on our properties and assets, investments in, and loans to other business units, our ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to certain of our subsidiaries. We were in compliance with these covenants as of March 31, 2015 and December 31, 2014 and expect we will remain in compliance with the covenants of the 2014 Credit Agreement for at least the next twelve months. We had $223.5 million and $189.5 million outstanding under our 2014 Revolving Credit Facility at March 31, 2015 and December 31, 2014, respectively.

Common Stock Repurchases. On May 8, 2013, our Board of Directors authorized the repurchase of up to $75 million of our outstanding common stock. During the three months ended March 31, 2014, we repurchased 695,555 shares for $28.7 million at an average cost of approximately $41.22 per share. Total repurchases under this authorization were 1,882,417 shares for $74.9 million million at an average of approximately $39.81 per share. Repurchases under this authorization were completed during the second quarter of 2014. These repurchases were made through the open market in accordance with applicable laws and regulations. On May 8, 2014, our Board of Directors authorized the repurchase of up to $75 million of our outstanding common stock. As of March 31, 2015, we have not repurchased any shares under the May 8, 2014 authorization.

Dividends on Common Stock. During 2014, our Board of Directors declared dividends of $0.085 each quarter for a total dividend of $0.34 per common share. For the year ended December 31, 2014, we made dividend payments of $12.3 million. On February 13, 2015, our Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on March 13, 2015 to stockholders of record as of March 2, 2015. For the three months ended March 31, 2015, we made dividend payments of $3.7 million.

On April 30, 2015, our Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on June 15, 2015 to stockholders of record as of May 28, 2015.

Contractual Obligations. The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we must do so. As the majority of our SME transactions involve the delivery of the product or service at the time of the transaction, a good basis to estimate our exposure to chargebacks is the last four months' bankcard processing volume on our SME portfolio, which was $28.1 billion for the four months ended March 31, 2015 and $27.8 billion for the four months ended December 31, 2014. However, during the four months ended March 31, 2015 and December 31, 2014, we were presented with $15.8 million and $16.0 million, respectively, of chargebacks by issuing banks. In the three months ended March 31, 2015 and the year ended December 31, 2014, we experienced merchant losses of $1.1 million and $7.3 million, respectively, or 0.53 basis points and 0.90 basis points, respectively, on total SME bankcard dollar volumes processed of $20.8 billion and $81.1 billion, respectively. In the year ended December 31, 2014, our losses included $4.6 million resulting from chargebacks from a single merchant who entered bankruptcy in the fourth quarter. These losses are included in processing and servicing expense in our Condensed Consolidated Statements of Income.
The following table reflects our significant contractual obligations as of March 31, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$3,823	$3,823	$—	$—	$—
Telecommunications providers (b)	8,857	3,825	5,032	—	—
Facility and equipment leases	80,612	15,800	22,320	15,265	27,227
2014 Term Credit Facility	365,625	18,750	44,531	302,344	—
2014 Revolving Credit Facility (c)	223,500	—	—	223,500	—
Capital Lease Obligation	91	42	49	—	—
	$682,508	$42,240	$71,932	$541,109	$27,227

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

(c)
Interest rates on the 2014 Revolving Credit Facility are variable in nature; however, we are party to fixed-pay amortizing interest rate swaps having a remaining notional amount of $11.3 million. If interest rates were to remain at the March 31, 2015 level, we would make interest payments of $0.2 million this year including net settlements on the fixed-pay amortizing interest rate swaps. The 2014 Revolving Credit Facility is available on a revolving basis until September 4, 2019. While we are not contractually obligated to pay $23.0 million of the outstanding balance of the 2014 Revolving Credit Facility, we include this amount in the Current portion of borrowings on the Condensed Consolidated Balance Sheet since we intend to pay this amount in April 2015.

Unrecognized Tax Benefits. At March 31, 2015, we had gross tax-effected unrecognized tax benefits of approximately $7.7 million. As of March 31, 2015, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

Legal and Regulatory Considerations
Except as disclosed in “Legal Proceedings” of Part II of this Quarterly Report on Form 10-Q, there were no material developments that occurred since the filing of our 2014 Form 10-K in the proceedings under Part I, Item 3. Legal Proceedings, nor are we aware of any other material legal proceedings initiated against us during such time.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our primary market risk exposure is to changes in interest rates.

We have interest rate risk related to our amount payable to our sponsor banks. Within our amount payable to our sponsor banks are balances which our sponsor banks have advanced to our SME merchants for interchange fees. Historically, these advances to our SME merchants were funded first with our available cash, then by incurring a payable to our sponsor banks when that cash had been expended. Beginning in the fourth quarter of 2012, these merchant advances are first funded from settlement cash received from bankcard networks when receipt of that settlement cash precedes the funding obligation to the SME merchant. The amount due to sponsor banks for funding merchant advances was $45.4 million at March 31, 2015. During the quarter ended March 31, 2015, the average daily interest-bearing balance of that payable was approximately $17.2 million. A hypothetical 100 basis point change in short-term interest rates applied to our average payable to sponsor banks would result in a change of approximately $172,000 in annual pre-tax income.

We also incur interest rate risk on borrowings under our 2014 Credit Agreement. The 2014 Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $400.0 million, of which up to $35.0 million may be used for the issuance of letters of credit and up to $35.0 million is available for swing line loans. Subject to the terms and conditions of the Credit Agreement, without the consent of the existing lenders (but subject to the receipts of commitments), the 2014 Revolving Credit Facility may be increased and new incremental term loans may be issued in an aggregate principal amount of up to $150 million for all such increases under the 2014 Revolving Credit Facility or 2014 Term Loan Facility. The 2014 Revolving Credit Facility is available to us on a revolving basis until September 4, 2019. All principal and interest not previously paid on the 2014 Revolving Credit Facility will mature and be due and payable on September 4, 2019. At March 31, 2015, there was $365.6 million outstanding under the 2014 Term Credit Facility and $223.5 million outstanding under the 2014 Revolving Credit Facility.

We have entered into fixed-pay amortizing interest rate swaps on a portion of the variable rate debt outstanding under the 2014 Credit Agreement. At March 31, 2015, the remaining notional amount of these interest rate swaps was $11.3 million.These interest rate swaps convert an equal amount of variable rate debt to fixed rate. The impact which a hypothetical 100 basis point increase in short-term interest rates would have on our outstanding March 31, 2015 balances under the Credit Agreement would be a decline of approximately $5.8 million in annual pre-tax income, including the benefit from interest rate swaps.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities within three years. At March 31, 2015, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $336,000 in annual pre-tax income from investment holdings, but a decrease in the value of fixed-rate investments of approximately $604,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $336,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $604,000.

Office Facilities
At March 31, 2015, we owned one facility and leased forty facilities which we use for operational, sales and administrative purposes.

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

As of March 31, 2015, we also leased the following facilities located throughout the United States to operate our business. Multi-purpose facilities include administrative, sales, operations, technology and facilities shared by multiple business segments.

Segment	Square Feet	Expiration
Multi-purpose	275,009	5/15/2015 to 12/31/2026
Campus Solutions	69,529	7/31/2016 to 12/31/2019
Heartland School Solutions	39,815	5/25/2016 to 6/30/2023
Heartland Payroll Solutions	87,643	7/31/2015 to 7/31/2019
Heartland Commerce	100,420	6/30/2015 to 1/31/2022
Heartland Marketing Solutions	10,838	12/31/2016
	583,254
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
During the quarter ended March 31, 2015, there was no change in our internal controls over financial reporting (as defined in Rule 13 a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. We believe that the outcome of the proceedings to which we are currently a party will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors
There have been no material changes in our Risk Factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None
(b) None
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On May 8, 2014, our Board of Directors authorized the repurchase of up to $75 million of our outstanding common stock. As of March 31, 2015, we have not repurchased any shares under the May 8, 2014 authorization.

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

*101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31,2015, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income and Comprehensive Income; (ii) The Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flow; (iv) the Consolidated Statements of Equity; and (v) the Notes to the Consolidated Financial Statements.

_____________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 8, 2015

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

*101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income and Comprehensive Income; (ii) The Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flow; (iv) the Consolidated Statements of Equity; and (v) the Notes to the Consolidated Financial Statements.

_____________________

*	Filed herewith.