Form 10-Q
period 2015-06-30
HEARTLAND PAYMENT SYSTEMS INC
filed 2015-08-06
CIK 1144354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
As of August 3, 2015, there were 36,752,433 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$50,566	$70,793
Funds held for customers	171,631	176,492
Receivables, net	271,288	234,104
Investments	110	106
Inventory	10,972	12,048
Prepaid expenses	22,790	22,658
Current tax assets	3,101	15,082
Current deferred tax assets, net	9,754	9,308
Total current assets	540,212	540,591
Capitalized customer acquisition costs, net	78,640	73,107
Property and equipment, net	166,645	154,303
Goodwill	474,147	425,712
Intangible assets, net	202,053	192,553
Deposits and other assets, net	1,735	1,507
Total assets	$1,463,432	$1,387,773

Liabilities and Equity
Current liabilities:
Due to sponsor banks	$55,848	$31,165
Accounts payable	58,674	58,460
Customer fund deposits	171,631	176,492
Processing liabilities	120,516	119,398
Current portion of accrued buyout liability	16,386	15,023
Current portion of borrowings	36,779	36,792
Current portion of unearned revenue	50,692	46,601
Accrued expenses and other liabilities	44,164	41,517
Total current liabilities	554,690	525,448
Deferred tax liabilities, net	54,868	45,804
Reserve for unrecognized tax benefits	8,160	7,315
Long-term borrowings	515,760	523,122
Long-term portion of accrued buyout liability	34,754	32,970
Long-term portion of unearned revenue	3,136	2,354
Total liabilities	1,171,368	1,137,013
Commitments and contingencies (Note 11)	—	—

Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,704,141 and 36,344,921 shares issued and outstanding at June 30, 2015 and December 31, 2014	37	36
Additional paid-in capital	266,329	255,921
Accumulated other comprehensive loss	(59)	(130)
Retained earnings (accumulated deficit)	25,757	(5,067)
Total equity	292,064	250,760
Total liabilities and equity	$1,463,432	$1,387,773
See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total revenues	$675,692	$582,859	$1,278,151	$1,106,142
Costs of services:
Interchange	409,549	367,773	768,889	685,869
Dues, assessments and fees	62,267	55,686	115,042	105,354
Processing and servicing	82,673	67,048	160,410	135,657
Customer acquisition costs	14,735	12,368	28,783	22,618
Depreciation and amortization	11,168	6,679	21,841	12,491
Total costs of services	580,392	509,554	1,094,965	961,989
General and administrative	56,872	43,374	114,996	87,860
Total expenses	637,264	552,928	1,209,961	1,049,849
Income from operations	38,428	29,931	68,190	56,293
Other income (expense):
Interest income	28	30	53	62
Interest expense	(3,884)	(1,258)	(7,531)	(2,308)
Other, net	(326)	420	(300)	288
Total other expense	(4,182)	(808)	(7,778)	(1,958)
Income before income taxes	34,246	29,123	60,412	54,335
Provision for income taxes	13,340	12,552	22,268	22,852
Net income	20,906	16,571	38,144	31,483
Less: Net loss attributable to noncontrolling interests	—	(881)	—	(1,709)
Net income attributable to Heartland	$20,906	$17,452	$38,144	$33,192

Earnings per common share:
Basic	$0.57	$0.49	$1.04	$0.91
Diluted	$0.56	$0.48	$1.03	$0.89

Weighted average number of common shares outstanding:
Basic	36,620	35,936	36,527	36,350
Diluted	37,164	36,734	37,138	37,250

Dividends declared per share:	$0.10	$0.085	$0.20	$0.17

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$20,906	$16,571	$38,144	$31,483
Other comprehensive income:
Reclassification of gains on investments, net of income tax of $—, $103, $— and $103	—	(164)	—	(164)
Unrealized (losses) gains on investments, net of income tax of $(7), $1, $6 and $10	(17)	2	15	14
Unrealized gains on derivative financial instruments, net of income tax of $15, $27, $34 and $55	24	48	56	95
Comprehensive income	20,913	16,457	38,215	31,428
Less: Comprehensive loss attributable to noncontrolling interests	—	(881)	—	(1,709)
Comprehensive income attributable to Heartland	$20,913	$17,338	$38,215	$33,137

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Heartland Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares	Amount
Six Months Ended June 30, 2014
Balance, January 1, 2014	36,951	$37	$245,055	$(88)	$35,960	$(20,489)	$6,188	$266,663
Issuance of common stock – options exercised	126	—	1,337	—	—	—	—	1,337
Issuance of common stock – RSU’s vested	207	—	(4,751)	—	—	—	—	(4,751)
Excess tax benefit on employee share-based compensation	—	—	3,394	—	—	—	—	3,394
Repurchase of common stock	(1,348)	—	—	—	—	(54,455)	—	(54,455)
Retirement of treasury stock	—	(1)	(12,368)	—	(62,575)	74,944	—	—
Share-based compensation	—	—	7,542	—	—	—	—	7,542
Other comprehensive loss	—	—	—	(55)	—	—	—	(55)
Dividends on common stock	—	—	—	—	(6,153)	—	—	(6,153)
Net income (loss) for the period	—	—	—	—	33,192	—	(1,709)	31,483
Balance, June 30, 2014	35,936	$36	$240,209	$(143)	$424	$—	$4,479	$245,005

Six Months Ended June 30, 2015
Balance, January 1, 2015	36,345	$36	$255,921	$(130)	$(5,067)	$—	$—	$250,760
Issuance of common stock – options exercised	146	—	2,256	—	—	—	—	2,256
Issuance of common stock – RSU’s vested	214	1	(6,565)	—	—	—	—	(6,564)
Excess tax benefit on employee share-based compensation	—	—	5,006	—	—	—	—	5,006
Share-based compensation	—	—	9,711	—	—	—	—	9,711
Other comprehensive income	—	—	—	71	—	—	—	71
Dividends on common stock	—	—	—	—	(7,320)	—	—	(7,320)
Net income for the period	—	—	—	—	38,144	—	—	38,144
Balance, June 30, 2015	36,705	$37	$266,329	$(59)	$25,757	$—	$—	$292,064

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$38,144	$31,483
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	28,983	24,930
Other depreciation and amortization	30,197	20,854
Addition to loss reserves	1,769	2,057
Provision for doubtful receivables	2,706	2,003
Deferred taxes	2,758	7,260
Share-based compensation	9,711	7,542
Write off of fixed assets and other	1,047	220
Changes in operating assets and liabilities:
Increase in receivables	(38,228)	(14,197)
Decrease in inventory	1,202	740
Payment of signing bonuses, net	(21,387)	(18,179)
Increase in capitalized customer acquisition costs	(13,129)	(12,157)
Decrease (increase) in current tax assets	16,945	(3,969)
Increase in prepaid expenses, deposits and other assets	(25)	(2,488)
Excess tax benefits on employee share-based compensation	(5,006)	(3,394)
Increase in reserve for unrecognized tax benefits	845	1,106
Increase in due to sponsor banks	24,683	39,665
Decrease in accounts payable	(1,344)	(51)
Increase (decrease) in unearned revenue	2,299	(13,785)
Decrease in accrued expenses and other liabilities	(7,299)	(11,486)
Decrease in processing liabilities	(686)	(25,821)
Payouts of accrued buyout liability	(9,782)	(7,956)
Increase in accrued buyout liability	12,929	9,845
Net cash provided by operating activities	77,332	34,222
Cash flows from investing activities
Purchase of investments	—	(16,017)
Sales of investments	—	2,215
Decrease in funds held for customers	51,135	9,736
(Decrease) increase in customer fund deposits	(51,135)	4,073
Acquisitions of businesses, net of cash acquired	(60,969)	(20,493)
Capital expenditures	(29,157)	(25,952)
Net cash used in investing activities	(90,126)	(46,438)
Cash flows from financing activities
Proceeds from borrowings	131,000	60,000
Principal payments on borrowings	(138,375)	(10,000)
Proceeds from exercise of stock options	2,256	1,337
Excess tax benefits on employee share-based compensation	5,006	3,394
Repurchases of common stock	—	(54,455)
Dividends paid on common stock	(7,320)	(6,153)
Net cash used in financing activities	(7,433)	(5,877)

Net decrease in cash	(20,227)	(18,093)
Cash at beginning of year	70,793	71,932
Cash at end of period	$50,566	$53,839

Supplemental cash flow information
Cash paid during the period for:
Interest	$6,739	$1,808
Income taxes	1,644	18,454
See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Operations
Basis of Financial Statement Presentation— The accompanying consolidated financial statements include those of Heartland Payment Systems, Inc. (the "Company," “we,” “us,” or “our”) and its wholly-owned subsidiaries, Heartland Payroll Solutions, Inc., Heartland Payment Solutions, Inc., Heartland Acquisition LLC, TouchNet Information Systems, Inc. (“TouchNet”) and Heartland Commerce, Inc. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions with the Company's subsidiaries have been eliminated upon consolidation.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company's management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company's financial position at June 30, 2015, its results of operations for the three and six months ended June 30, 2015 and 2014, and changes in equity and cash flows for the six months ended June 30, 2015 and 2014. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K"). The December 31, 2014 Condensed Consolidated Balance Sheet was derived from the audited 2014 consolidated financial statements.

Out of Period Adjustments Recorded in Prior Year—In the second quarter of 2014, the Company recorded out-of-period adjustments decreasing its revenue and increasing bad debt expense (included in Processing and Servicing in its Consolidated Statements of Income) by $1.4 million and $0.9 million, respectively. These adjustments related to immaterial errors that originated in 2013 in the Company's Heartland School Solutions business. These adjustments included revenue which was incorrectly recorded in prior periods and a reassessment of the collectability of certain customer accounts receivable. These out-of-period adjustments reduced earnings before income taxes and net income in the year ended December 31, 2014 by $2.3 million and $1.4 million, respectively, and reduced diluted earnings per share by $0.04. The Company considered existing guidance in evaluating whether a restatement of prior financial statements was required as a result of these misstatements. The guidance requires corrections of errors to be recorded by restatement of prior periods, if material. The Company quantitatively and qualitatively assessed the materiality of the errors and concluded that the errors were not material to its earnings for the year ended December 31, 2014, and accordingly, no restatement of prior period financial statements was warranted.

Business Description—The Company’s primary business is to provide payment processing services to merchants throughout the United States. This involves providing end-to-end electronic payment processing services to merchants by facilitating the exchange of information and funds between them and cardholders' financial institutions. To accomplish this, the Company undertakes merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support, and risk management. The Company also provides additional services, including those provided through its subsidiaries, such as:

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

•	Full-service payroll processing and related tax filing services, through Heartland Payroll Solutions, and

•
Others including (1) prepaid and stored-value card solutions through Micropayments, (2) POS solutions and other adjacent business service applications through Heartland Commerce, and (3) marketing solutions including loyalty and gift cards which the Company provides through Heartland Marketing Solutions.

Approximately 70% of the Company's revenue is derived from processing and settling Visa and MasterCard bankcard transactions for its merchant customers. Because the Company is not a ''member bank'' as defined by Visa and MasterCard, in order to process and settle these bankcard transactions for its merchants, the Company has entered into sponsorship agreements with member banks. Visa and MasterCard rules restrict the Company from performing funds settlement or accessing merchant settlement funds and require that these funds be in the possession of the member bank until the merchant is funded. A

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

sponsorship agreement with a member bank permits the Company to route Visa and MasterCard bankcard transactions under the member bank's control and identification numbers to clear credit and signature debit bankcard transactions through Visa and MasterCard. A sponsorship agreement also enables the Company to settle funds between cardholders and merchants by delivering funding files to the member bank, which in turn transfers settlement funds to the merchants' bank accounts. These restrictions place the settlement assets and obligations under the control of the member bank.
The sponsorship agreements with the member banks require, among other things, that the Company abide by the bylaws and regulations of the Visa and MasterCard networks, and certain sponsor banks require a cash balance in a deposit account. If the Company were to breach a sponsorship agreement and under certain other circumstances, the sponsor banks may terminate the agreement and, under the terms of the agreement, the Company would have six months to identify an alternative sponsor bank. The Company is generally dependent on its sponsor banks, Visa and MasterCard for notification of any compliance breaches. As of June 30, 2015, the Company has not been notified of any such issues by its sponsor banks, Visa or MasterCard.

As of June 30, 2015, the Company is party to three bank sponsorship agreements.

•
On February 8, 2012, the Company entered into a sponsorship agreement with Wells Fargo Bank, N.A. ("WFB"). Processing for small and mid-sized merchants (referred to as "Small and Midsized Enterprises," or “SME merchants”) under the WFB sponsorship commenced in August 2012. Under the current arrangement, the WFB sponsorship agreement is in effect until February 8, 2016 and automatically renews for three years unless either party provides six months (180 days) written notice of non-renewal to the other party. Under the terms of the WFB sponsorship agreement, the Company has up to six months beyond February 8, 2016 to complete a conversion of its SME merchants to another sponsorship arrangement. For the first three-year automatic renewal, both parties have agreed to extend the period for providing notice of non-renewal for 90 days, to November 6, 2015. The Company is highly confident it will renew the WFB sponsorship agreement or secure another sponsorship arrangement for its SME merchants.

•
In November 2009, the Company entered into a sponsorship agreement with The Bancorp Bank ("TBB") to sponsor processing for the Company's Network Services merchants, which are predominately petroleum industry merchants of all sizes (referred to as "Network Services Merchants"), and as of October 2013, certain of the Company's SME merchants. The agreement with TBB expires in February 2016 and will automatically renew for successive one-year periods unless either party provides six months written notice of non-renewal to the other party.

•
On March 24, 2011, the Company entered into a sponsorship agreement with Barclays Bank Delaware to sponsor processing for certain of the Company's large national merchants. The agreement with Barclays Bank Delaware expires in March 2016 and will automatically renew for successive one-year periods unless either party provides six months written notice of non-renewal to the other party.

The following is a breakout of the Company’s total Visa and MasterCard settled card processing volume for the month ending June 30, 2015 by percentage processed under its individual bank sponsorship agreements:

	% of	June 2015
Sponsor Bank	Bankcard Processing Volume
Wells Fargo Bank, N.A.	69%
The Bancorp Bank	21%
Barclays Bank Delaware	10%

The Company also provides card transaction processing for DFS Services, LLC ("Discover") and is designated as an acquirer by Discover. The agreement with Discover allows the Company to acquire, process and fund transactions directly through Discover's network without the need of a bank sponsor. The Company processes Discover transactions similarly to the way it processes Visa and MasterCard transactions. The Company must comply with Discover's acquirer operating regulations and uses its sponsor banks to assist in funding its merchants' Discover transactions.

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Express accepting merchants; and (c) provided processing, settlement, customer support and reporting to merchants, similar to the services provided for the merchants' Visa, MasterCard and Discover transactions. In May 2014, the Company began offering a new American Express Card Acceptance Program (referred to as "OptBlue") to new merchants. The Company converted a majority of its existing merchants who were processing under the prior sales and servicing agreement with American Express to OptBlue during the third quarter of 2014.  As a participant in OptBlue the Company acquires, contracts, and establishes pricing, as well as provides customer service, to merchants, similar to the transaction processing services the Company provides through Discover, Visa and MasterCard. The Company uses its sponsor banks to assist in funding its merchants' American Express transactions.

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
Cash and Cash Equivalents—At June 30, 2015, cash included approximately $12.3 million of processing-related cash in transit and collateral, compared to approximately $17.8 million of processing-related cash in transit and collateral at December 31, 2014. Processing-related cash in transit and collateral includes merchant deposits, collateral deposits, and funds in transit relating to timing differences for the Company's non-card payment processing businesses.
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
The timing for presentment of transaction funding files to the bankcard networks results in the Company's sponsor banks receiving settlement cash one day before payment is made to merchants, thereby increasing funding obligations to its SME merchants, which are carried in processing liabilities. The Company funds interchange advances/receivables to SME merchants first from this settlement cash received from bankcard networks, then from the Company's available cash or by incurring a liability to its sponsor banks. At June 30, 2015 and December 31, 2014, the Company did not use any of its available cash to fund merchant advances. The amount due to sponsor banks for funding merchant advances was $54.4 million at June 30, 2015 and $29.9 million at December 31, 2014. The liability to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants.

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

Investments and Funds Held for Customers—Investments, including those carried on the Condensed Consolidated Balance Sheets as Funds held for customers, consist primarily of bond funds, tax-exempt bonds, certificates of deposit and

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

equity investments. Funds held for customers also include overnight bank deposits. The majority of investments carried in Funds held for customers are available-for-sale and recorded at fair value based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. In the event of a sale, cost is determined on a specific identification basis. At June 30, 2015, Funds held for customers included cash and cash equivalents of $144.2 million and investments available for sale of $27.4 million.

The asset funds held for customers and the liability customer fund deposits include: (1) amounts collected from customers prior to funding their payroll liabilities, as well as related tax and fiduciary liabilities for those customers, and (2) amounts collected by Campus Solutions in its capacity as a loan servicer, which will be remitted to the customer/owner of the student loans the following month.

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

Management evaluates the capitalized customer acquisition costs for impairment on an annual basis by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. The Company believes that no impairment has occurred as of June 30, 2015.

Unearned revenue— Unearned revenue of $53.8 million and $49.0 million at June 30, 2015 and December 31, 2014, respectively, is primarily related to the Company's Heartland School Solutions, Campus Solutions, Heartland Payroll Solutions and Heartland Commerce businesses. Unearned revenue is derived primarily from the sale and subscription of e-commerce solutions and integration to host computer systems as well as from support and maintenance contracts and professional services. Unearned revenue represents contractual obligations of the Company to provide software, services and support to customers in the future.

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

Revenue—The Company classifies its revenues into five categories: (i) Payment Processing, (ii) Heartland School Solutions, (iii) Heartland Payroll Solutions, (iv) Campus Solutions and (v) Other (including Heartland Commerce). The Company recognizes revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. The Company also evaluates its contractual arrangements for indications that multiple element arrangements may exist, including instances where more-than-incidental software deliverables are included. The following revenue recognition policies define the manner in which the Company accounts for sales transactions by revenue category.

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
The provision for income taxes for the three and six months ended June 30, 2015 and 2014 and the resulting effective tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Provision for income taxes	$13,340	$12,552	$22,268	$22,852
Effective tax rate	39.0%	43.1%	36.9%	42.1%

The decrease in the effective tax rate for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was due to the Company's ability to utilize the losses generated from Leaf Acquisition, LLC ("Leaf") against consolidated taxable income during the three months ended June 30, 2015. In addition, the decrease in the effective tax rate for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, reflects the partial recognition of deferred tax benefits from past accumulated losses of Leaf due to the generation of future taxable income resulting from the acquisition of Dinerware. The structure of this acquisition along with the corresponding preliminary purchase price allocation resulted in the recording of deferred tax liabilities during the first quarter of 2015 on finite lived intangible assets that will provide a source of future taxable income.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the Company's estimated tax rate changes, it makes a cumulative adjustment in that period.
The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions, which have been deemed reasonable by management. However, if management's estimates are not representative of actual outcomes, the Company's results could be materially impacted. The Company does not expect any material changes to unrecognized tax benefits in the next twelve months. At June 30, 2015, the reserve for unrecognized tax benefits related to uncertain tax positions was $8.2 million, of which $5.5 million would, if recognized, impact the effective tax rate. At December 31, 2014, the reserve for unrecognized tax benefits related to uncertain tax positions was $7.3 million, of which $4.9 million would, if recognized, impact the effective tax rate.

Share–Based Compensation— The Company expenses employee share-based compensation under the fair value method. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The Company grants three types of Restricted Share Units (“RSUs”), service-based RSUs, performance-based RSUs (“PRSUs”), and total shareholder return RSUs (“TRSUs”). The Company's Board of Directors approves grants of PRSUs and TRSUs with grant-specific vesting and performance target terms. The methods and assumptions used in the determination of the fair value of share-based awards and measurement of performance targets are consistent with those described in the Company’s 2014 Form 10-K. Share-based compensation costs recognized were $5.1 million and $3.7 million, respectively, for the three months ended June 30, 2015 and 2014 and $9.7 million and $7.5 million, respectively, for the six months ended June 30, 2015 and 2014.

Earnings per Share— Basic earnings per share was computed by dividing net income by weighted average number of common shares outstanding during the period. Diluted earnings per share was computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options and vesting of RSUs, PRSUs and TRSUs, where dilutive.

Common Stock Repurchases— On May 8, 2013, the Company's Board of Directors authorized the repurchase of up to $75 million of the Company's outstanding common stock. During the six months ended June 30, 2014, the Company had repurchased 1,347,817 shares for $54.5 million at an average cost of approximately $40.40 per share. Total repurchases under this authorization were 1,882,417 shares for $74.9 million at an average cost of approximately $39.81 per share. Repurchases

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

under this authorization were completed during the second quarter of 2014. These repurchases were made through the open market in accordance with applicable laws and regulations. On May 8, 2014, the Company's Board of Directors authorized the repurchase of up to $75 million of the Company's outstanding common stock. As of June 30, 2015, the Company has not repurchased any shares under the May 8, 2014 authorization.

The Company intends to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources, including the 2014 Revolving Credit Facility (as defined in Note 10 herein). The manner, timing and amount of repurchases, if any, will be determined by management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements. The repurchase program may be modified or discontinued at any time.

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

	June 30, 2015	December 31, 2014
	(In thousands)
Notional value	$7,500	$15,000
Fair value (a)	(36)	(126)
Deferred tax benefit	20	54
(a) Recorded as a liability in accrued expenses and other liabilities

Noncontrolling Interests— Prior to August 6, 2014, the Company owned 66.67% of the outstanding capital stock of Leaf. Noncontrolling shareholders' share of after-tax net loss of Leaf was included in Net loss attributable to noncontrolling interests in the Condensed Consolidated Statements of Income for the six months ended June 30, 2014. On August 6, 2014, the Company entered into a stock purchase agreement with the noncontrolling shareholders of Leaf under which it acquired all shares of Leaf common stock held by the noncontrolling shareholders. As a result of this transaction, Leaf became a wholly-owned subsidiary of the Company and there is no noncontrolling interest on the Condensed Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014.
Subsequent Events—The Company evaluated subsequent events through the issuance date with respect to the condensed consolidated financial statements as of and for the six months ended June 30, 2015.
New Accounting Pronouncements— From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that the Company adopts as of the specified effective date.

In May 2014, the FASB issued guidance on revenue from contracts with customers, which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses in particular contracts with more than one performance obligation as well as the accounting for some costs to obtain or fulfill a contract with a customer and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On July 9, 2015, the FASB voted to approve a one-year deferral of the effective date. This made the new guidance effective December 15, 2017 for annual reporting periods beginning after that date. The FASB also approved early adoption of the standard, but not before the original effective date which was for reporting periods beginning after December 15, 2016. The Company has not yet selected a transition method and is currently assessing the impact the adoption of this guidance will have on the Company's consolidated financial statements and disclosures.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

In August 2014, the FASB issued guidance on presentation of going concern financial statements which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments in this guidance are expected to reduce diversity in the timing and content of footnote disclosures. The amendments in this guidance are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The guidance will be applied prospectively. The effect on the Company’s consolidated financial statements is still being evaluated.

In January 2015, the FASB issued guidance on simplifying income statement presentation by eliminating the concept of extraordinary items. This guidance eliminates from generally accepted accounting principles in the United States the concept of extraordinary items. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. This guidance can either be applied prospectively or retrospectively. The effect on the Company’s consolidated financial statements is still being evaluated.

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

In April 2015, the FASB issued guidance that defines specific criteria entities must apply to determine if a cloud computing arrangement includes an in-substance software license. The new guidance clarifies that software licenses included in a cloud computing software should be accounted for in the same manner as other software licenses. This amendment is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2015. Early adoption is permitted. The new guidance can be applied on either a prospective or retrospective basis. The effect on the Company’s consolidated financial statements is still being evaluated.

In July 2015, the FASB issued guidance to more clearly articulate the requirements for the subsequent measurement of inventory and related disclosures. The new guidance clarifies the basis for measuring inventory at the lower of cost and net realizable value. This amendment is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2016. Early adoption is permitted. The new guidance should be applied on a prospective basis. The effect on the Company’s consolidated financial statements is still being evaluated.

3. Acquisitions

Campus Solutions

TouchNet Information Systems, Inc.
On September 4, 2014, the Company completed the acquisition of TouchNet for a cash payment of $375 million, less a net working capital deficit, for all outstanding common shares. The purchase was funded primarily through a new five-year $375 million term loan. See Note 10, Credit Facilities for further details about the term loan.

The transaction was accounted for under the acquisition method of accounting. Beginning September 4, 2014, TouchNet's results of operations are included in the Company's results of operations. The fair values of the TouchNet assets acquired and liabilities assumed were estimated as of their acquisition date. The excess of the purchase price over the net assets, approximately $221.6 million, was recorded as goodwill, which is deductible for income tax reporting. The fair values are preliminary, based on estimates, and may be adjusted as the Company analyzes what was known and knowable at the acquisition date, including the finalization of valuations.  Acquisition-related costs of approximately $2.3 million for advisory, legal and regulatory costs incurred in connection with the TouchNet acquisition have been expensed in general and administrative expenses.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The following table summarizes the preliminary purchase price allocation (in thousands):
Cash and cash equivalents	$34,576
Receivables, net	12,243
Inventory	66
Prepaid expenses	601
Property and equipment, net	3,360
Intangible assets, net	144,400
Goodwill	221,575
Total assets acquired	416,821
Accounts payable	2,236
Accrued expenses and other liabilities	2,896
Current portion of unearned revenue	24,014
Current tax liability	13,914
Long-term portion of unearned revenue	2,037
Net assets acquired	$371,724

The weighted average amortization life for the 2014 acquired finite lived intangible assets related to the acquisition of TouchNet is as follows:
Weighted average amortization life
(In years)
Customer relationships	20
Software	15
Trademark	5
Non-compete agreements	5
Overall	18

The following pro forma information shows the results of the Company's operations for the three and six months ended June 30, 2014 as if the TouchNet acquisition had occurred on January 1, 2013. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. The pro forma information is also not intended to be a projection of future results due to the integration of the acquired business.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(In thousands, except share data)
Total revenues	$599,382	$1,140,655
Net income attributable to Heartland	$18,814	$36,317
Basic earnings per share	$0.52	$1.00
Diluted earnings per share	$0.51	$0.97

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The weighted average amortization life for the 2014 acquired finite lived intangible assets related to the acquisition of MCS Software is as follows:
Weighted average amortization life
(In years)
Customer relationships	14
Software	5
Non-compete agreement	5
Overall	11

Heartland Payroll Solutions

Payroll 1, Inc.
On February 27, 2015, the Company purchased the stock of Payroll 1, Inc. ("Payroll 1") for a $30.0 million cash payment, plus net working capital. The purchase price was financed under the 2014 Revolving Credit Facility.

The transaction was accounted for under the acquisition method of accounting. Beginning February 27, 2015, Payroll 1's results of operations were included in the Company's results of operations. The allocation of the total purchase price was as follows: $19.8 million to goodwill, $14.5 million to intangible assets and $3.6 million to net tangible liabilities. The fair values are preliminary, based on estimates, and may be adjusted as the Company analyzes what was known and knowable at the acquisition date, including the finalization of valuations. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Goodwill is not expected to be deductible for income tax reporting.

The weighted average amortization life for the 2015 acquired finite lived intangible assets related to the acquisition of Payroll 1 is as follows:
Weighted average amortization life
(In years)
Customer relationships	13
Software	6
Non-compete agreement	4
Overall	12

Heartland Commerce

Dinerware, LLC
On February 11, 2015, the Company purchased the stock of Dinerware, LLC ("Dinerware") for a $15.0 million cash payment, plus net working capital. The purchase price was funded from a combination of operating cash and financing under the 2014 Revolving Credit Facility.

The transaction was accounted for under the acquisition method of accounting. Beginning on February 11, 2015, Dinerware's results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $13.1 million to goodwill, $2.6 million to intangible assets, and $0.5 million to net tangible liabilities. The fair values are preliminary, based on estimates, and may be adjusted as the Company analyzes what was known and knowable at the acquisition date, including the finalization of valuations. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Goodwill is not expected to be deductible for income tax reporting.

The weighted average amortization life for the 2015 acquired finite lived intangible assets related to the acquisition of Dinerware is as follows:
Weighted average amortization life
(In years)
Customer relationships	17
Software	5
Trademark	5
Non-compete agreement	3
Overall	13

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

pcAmerica, LLC
On January 30, 2015, the Company purchased the assets of pcAmerica, LLC ("pcAmerica") for a $15.0 million cash payment, plus net working capital. The cash purchase price was funded from a combination of operating cash and financing under the 2014 Revolving Credit Facility.

The transaction was accounted for under the acquisition method of accounting. Beginning on January 30, 2015, pcAmerica's results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $14.9 million to goodwill, $1.5 million to intangible assets, and $1.3 million to net tangible liabilities. The fair values are preliminary, based on estimates, and may be adjusted as the Company analyzes what was known and knowable at the acquisition date, including the finalization of valuations. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Goodwill is expected to be deductible for income tax reporting.

The weighted average amortization life for the 2015 acquired finite lived intangible assets related to the acquisition of pcAmerica is as follows:
Weighted average amortization life
(In years)
Customer relationships	20
Software	5
Trademark	5
Non-compete agreement	5
Overall	14

Xpient Solutions, LLC
On October 31, 2014, the Company acquired the net assets of Xpient Solutions, LLC (“Xpient”) for a cash payment of $30.0 million, plus net working capital. The purchase price was funded from a combination of operating cash and financing under the 2014 Revolving Credit Facility.

The transaction was accounted for under the acquisition method of accounting. Beginning October 31, 2014, Xpient's results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $20.9 million to goodwill, $9.5 million to intangible assets and $3.6 million to net tangible assets. The fair values of Xpient's assets acquired and liabilities assumed were estimated as of their acquisition date. The fair values are preliminary, based on estimates, and may be adjusted as the Company analyzes what was known and knowable at the acquisition date, including the finalization of valuations. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Goodwill is expected to be deductible for income tax reporting.

The weighted average amortization life for the 2014 acquired finite lived intangible assets related to the acquisition of Xpient is as follows:
Weighted average amortization life
(In years)
Customer relationships	21
Software	10
Trademark	5
Non-compete agreement	3
Overall	14

Liquor Point of Sale
On February 14, 2014, the Company purchased the assets of Merchant Software Corporation (referred to as
"Liquor POS") for a $3.3 million cash payment. The cash purchase price was funded from operating cash flows.

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The weighted average amortization life for the 2014 acquired finite lived intangible assets related to the acquisition of Liquor POS is as follows:
Weighted average amortization life
(In years)
Customer relationships	10
Software	7
Patents	5
Non-compete agreement	5
Overall	9

4. Receivables
A summary of receivables by major class was as follows at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(In thousands)
Accounts receivable from merchants and customers	$232,813	$200,912
Accounts receivable from bankcard networks	35,327	31,279
Accounts receivable from others	4,741	3,465
	272,881	235,656
Less allowance for doubtful accounts	(1,593)	(1,552)
Total receivables, net	$271,288	$234,104

Included in accounts receivable from others are amounts due from employees (predominately salespersons), which were $2.5 million and $1.6 million at June 30, 2015 and December 31, 2014, respectively. Accounts receivable related to bankcard networks are primarily amounts due from Discover and American Express for bankcard transactions.
A summary of the activity in the allowance for doubtful accounts for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Beginning balance	$1,345	$1,157	$1,552	$1,032
Out-of-Period adjustment (a)	—	875	—	875
Additions to allowance	2,050	791	2,706	1,128
Charges against allowance	(1,802)	(1,043)	(2,728)	(1,255)
Additions for acquisitions (b)	—	—	63	—
Ending balance	$1,593	$1,780	$1,593	$1,780
(a) See Note 1, Organization and Operations for a discussion of an Out-of-Period adjustment.
(b) Consists of allowances of businesses acquired during the six months ended June 30, 2015.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

5. Funds Held for Customers and Investments
A summary of Funds held for customers and investments, including the amortized cost, gross unrealized gains (losses) and estimated fair value for investments available-for-sale by major security type and class of security were as follows at June 30, 2015 and December 31, 2014:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
June 30, 2015
Funds held for customers
Conservative income bond fund - available for sale	$13,012	$—	$(16)	$12,996
Fixed income - municipal bonds - available for sale	14,429	3	(56)	14,376
Cash and cash equivalents held for customers	144,259	—	—	144,259
Total funds held for customers	$171,700	$3	$(72)	$171,631

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2014
Funds held for customers
Conservative income bond fund - available for sale	$13,012	$—	$(16)	$12,996
Fixed income - municipal bonds - available for sale	14,688	2	(51)	14,639
Cash and cash equivalents held for customers	148,857	—	—	148,857
Total funds held for customers	$176,557	$2	$(67)	$176,492

Expected maturities of the Fixed income - municipal bonds at June 30, 2015 are as follows:

	Total	Less Than 1 Year	1 To 5 Years	5 To 10 Years
	(In thousands)
June 30, 2015
Funds held for customers:
Fixed income - municipal bonds - available for sale cost	$14,429	$1,334	$13,095	$—
Fixed income - municipal bonds - available for sale estimated fair value	$14,376	$1,335	$13,041	$—
During the six months ended June 30, 2015, the Company did not experience any other-than-temporary losses on its investments.

During the six months ended June 30, 2014, the Company sold available for sale securities for $2.2 million and realized a gain on this sale of $0.3 million which was recognized in the Condensed Consolidated Statements of Income for the six months ended June 30, 2014.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

6. Capitalized Customer Acquisition Costs, Net
A summary of net capitalized customer acquisition costs as of June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Capitalized signing bonuses	$105,238	$98,879
Less accumulated amortization	(49,161)	(47,238)
	56,077	51,641
Capitalized customer deferred acquisition costs	58,847	54,583
Less accumulated amortization	(36,284)	(33,117)
	22,563	21,466
Capitalized customer acquisition costs, net	$78,640	$73,107

A summary of the activity in capitalized customer acquisition costs, net for the three and six month periods ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$75,096	$62,628	$73,107	$61,027
Plus additions to:
Capitalized signing bonuses, net	11,346	10,124	21,387	18,179
Capitalized customer deferred acquisition costs	7,026	6,626	13,129	12,157
	18,372	16,750	34,516	30,336
Less amortization expense on:
Capitalized signing bonuses, net	(8,627)	(7,524)	(16,952)	(14,654)
Capitalized customer deferred acquisition costs	(6,201)	(5,421)	(12,031)	(10,276)
	(14,828)	(12,945)	(28,983)	(24,930)
Balance at end of period	$78,640	$66,433	$78,640	$66,433

Net signing bonus adjustments from estimated amounts to actual were $(1.2) million and $(1.1) million for the three months ended June 30, 2015 and 2014, respectively and $(2.4) million and $(2.1) million, respectively, for the six months ended June 30, 2015 and 2014. Net signing bonus adjustments are netted against additions in the table above. Negative signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year is less than the estimated gross margin for that year, resulting in the overpayment of the up-front signing bonus and would be recovered from the relevant salesperson. Positive signing bonus adjustments result from the prior underpayment of signing bonuses and would be paid to the relevant salesperson.

Fully amortized signing bonuses of $7.8 million and $6.1 million, respectively, were written off during the three month periods ended June 30, 2015 and 2014 and $15.0 million and $12.5 million, respectively, were written off during the six month periods ended June 30, 2015 and 2014. In addition, fully amortized customer deferred acquisition costs of $4.3 million and $3.9 million, respectively, were written off during the three months ended June 30, 2015 and 2014 and $8.9 million and $7.4 million, respectively, were written off during the six months ended June 30, 2015 and 2014.

The Company believes that no impairment of capitalized customer acquisition costs has occurred as of June 30, 2015.

7. Intangible Assets and Goodwill
Intangible Assets — Intangible assets consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$175,903	$28,200	$147,703	5 to 21 years—proportional cash flow
Merchant portfolios	4,214	3,362	852	7 years—proportional cash flow
Software	61,404	15,723	45,681	3 to 15 years—straight line
Non-compete agreements	6,162	3,416	2,746	3 to 5 years—straight line
Other	6,076	1,005	5,071	5 to 9 years—straight line
	$253,759	$51,706	$202,053

	December 31, 2014			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$159,925	$22,011	$137,914	6 to 21 years—proportional cash flow
Merchant portfolios	4,214	3,161	1,053	7 years—proportional cash flow
Software	58,377	13,300	45,077	1 to 15 years—straight line
Non-compete agreements	5,947	2,830	3,117	5 years—straight line
Other	5,800	408	5,392	5 to 9 years—straight line
	$234,263	$41,710	$192,553
Amortization expense related to the intangible assets was $5.1 million and $2.5 million, respectively, for the three months ended June 30, 2015 and 2014 and $10.0 million and $4.8 million, respectively, for the six months ended June 30, 2015 and 2014, respectively. The estimated amortization expense related to intangible assets in twelve-month increments is as follows:

For the Twelve Months Ended June 30,
(In thousands)
2016	$19,240
2017	18,214
2018	16,556
2019	15,007
2020	12,594
Thereafter	120,442
$202,053

Goodwill — The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2015 and 2014 were as follows (in thousands):
	Payment Processing	Campus Solutions	Heartland School Solutions	Heartland Payroll Solutions	Leaf	Other	Total
Balance, January 1, 2014	$43,701	$35,789	$53,350	$31,018	$20,619	$6,501	$190,978
Goodwill acquired during the period	—	—	13,592	—	—	2,247	15,839
Other (a)	—	—	—	—	(2,080)	—	(2,080)
Balance, June 30, 2014	43,701	35,789	66,942	31,018	18,539	8,748	204,737

Balance, January 1, 2015	43,701	257,337	64,522	31,018	—	29,134	425,712
Goodwill acquired during the period	—	—	—	21,915	—	27,927	49,842
Other (a)	—	26	—	(2,069)	—	636	(1,407)
Balance, June 30, 2015	$43,701	$257,363	$64,522	$50,864	$—	$57,697	$474,147
(a) Reflects adjustments to allocations of purchase price after the quarter of acquisition.

The percentage of total reportable segments' assets comprised of goodwill as of June 30, 2015 and 2014 was as follows:
	Percent of Goodwill to Reportable Segments' Total Assets
	June 30, 2015	June 30, 2014
Payment Processing	7.7%	8.0%
Campus Solutions	52.7%	49.0%
Heartland School Solutions	77.0%	77.2%
Heartland Payroll Solutions	22.2%	18.6%
Leaf	—%	45.6%
Other	59.9%	38.5%

In the fourth quarter of 2014, the Company considered the overlapping cloud-based POS systems in development at recently acquired Heartland Commerce businesses (see Note 3, Acquisitions) and decided that it would stop POS development efforts at Leaf, a previous Heartland Commerce solutions business. This decision caused a significant adverse change in the extent or manner in which the long-lived asset group of Leaf would be used, including Prosper, an internally developed POS software technology. Due to these changes in circumstances, the implied fair value of the Leaf reporting unit was determined to be significantly below its carrying value. This led to a Goodwill impairment charge for the full balance of Leaf goodwill as of December 31, 2014. In the fourth quarter of 2014, the Company recorded pre-tax goodwill and asset impairment charges of $18.5 million and $18.9 million, respectively.

8. Processing Liabilities
Processing liabilities result primarily from the Company's card processing activities and include merchant deposits maintained to offset potential liabilities arising from merchant chargebacks. A summary of processing liabilities and loss reserves was as follows at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(In thousands)
Merchant bankcard processing	$112,676	$109,361
Merchant deposits	6,403	6,655
Loss reserves	1,437	3,382
	$120,516	$119,398

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

The card brand networks generally allow chargebacks within four months after the later of (1) the date the transaction is processed, or (2) the delivery of the product or service to the cardholder. As the majority of the Company's SME merchant transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company's exposure to chargebacks is the last four months' processing volume on the SME portfolio, which was $31.5 billion and $27.8 billion for the four months ended June 30, 2015 and December 31, 2014, respectively. However, for the four months ended June 30, 2015 and December 31, 2014, the Company was presented with $14.7 million and $16.0 million, respectively, in chargebacks by issuing banks. In the six months ended June 30, 2015 and 2014, the Company incurred merchant losses of $1.9 million and $1.6 million, respectively, or 0.43 basis points and 0.42 basis points, respectively, on total SME card processing volumes processed of $44.6 billion and $38.4 billion, respectively. These losses are included in processing and servicing costs in the Company's Condensed Consolidated Statements of Income.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company's SME merchants. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its Condensed Consolidated Balance Sheets, amounting to $1.4 million and $3.4 million at June 30, 2015 and December 31, 2014, respectively. This reserve is determined by performing an analysis of the Company's historical loss experience applied to current processing volumes and exposures.

A summary of the activity in the loss reserve for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Beginning balance	$1,848	$1,672	$3,382	$1,505
Additions to reserve	787	1,191	1,769	2,057
Charges against reserve	(1,198)	(1,101)	(3,714)	(1,800)
Ending balance	$1,437	$1,762	$1,437	$1,762

9. Accrued Buyout Liability
A summary of the accrued buyout liability was as follows as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(In thousands)
Vested Relationship Managers and sales managers	$49,504	$46,301
Unvested Relationship Managers and sales managers	1,636	1,692
	51,140	47,993
Less current portion	(16,386)	(15,023)
Long-term portion of accrued buyout liability	$34,754	$32,970

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.2 million at June 30, 2015 and December 31, 2014, respectively.

A summary of the activity in the accrued buyout liability for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Beginning balance	$46,482	$41,300	$47,993	$39,379
Increase in settlement obligation, net	6,933	6,049	12,929	9,845
Buyouts	(2,275)	(6,081)	(9,782)	(7,956)
Ending balance	$51,140	$41,268	$51,140	$41,268

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
On September 4, 2014, the Company borrowed $375 million under the 2014 Term Credit Facility and used that amount to fund the acquisition of TouchNet (See Note 3, Acquisitions). At June 30, 2015, the Company had $360.9 million outstanding under the 2014 Term Credit Facility.

The 2014 Credit Agreement contains covenants which include: maintenance of certain leverage and fixed charge coverage ratios; limitations on the Company's indebtedness, liens on the Company's properties and assets, investments in and loans to other business units, the Company's ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to certain Company subsidiaries. The Company was in compliance with these covenants as of June 30, 2015. The Company had $191.5 million and $189.5 million outstanding under its 2014 Revolving Credit Facility at June 30, 2015 and December 31, 2014, respectively.

Under the terms of the 2014 Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% or the adjusted LIBOR rate plus 1%, in each case plus a margin determined by the Company's current leverage ratio.

The weighted average interest rate at June 30, 2015 was 2.5%. Total unamortized fees and direct costs paid for the Company's credit facilities as of June 30, 2015 were $5.2 million. These costs are being amortized to interest expense over the life of the Credit Agreement.

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
Future minimum lease payments for all non-cancelable leases as of June 30, 2015 were as follows:

For the Twelve Months Ended June 30,	Operating Leases (a)
(In thousands)
2016	$15,557
2017	11,699
2018	9,900
2019	8,615
2020	5,918
Thereafter	26,027
Total future minimum lease payments	$77,716
(a) There were no material capital leases at June 30, 2015.

Rent expense for leased facilities and equipment was $4.4 million and $3.1 million, respectively, for the three months ended June 30, 2015 and 2014, and $9.1 million and $5.8 million, respectively, for the six months ended June 30, 2015 and 2014.
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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The following table reflects the Company’s other significant contractual obligations, including leases from above, as of June 30, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$10,278	$4,538	$5,290	$450	$—
Telecommunications providers (b)	7,837	3,566	4,271	—	—
Facility and equipment leases	77,716	15,557	21,599	14,533	26,027
2014 Term Credit Facility	360,937	18,750	46,875	295,312	—
2014 Revolving Credit Facility (c)	191,500	—	—	191,500	—
Capital Lease Obligation	101	29	72	—	—
	$648,369	$42,440	$78,107	$501,795	$26,027

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

(c)
Interest rates on the 2014 Revolving Credit Facility are variable in nature; however, the Company is party to fixed-pay amortizing interest rate swaps having a remaining notional amount of $7.5 million. If interest rates were to remain at the June 30, 2015 level, the Company would make interest payments of $0.1 million this year including net settlements on the fixed-pay amortizing interest rate swaps. The 2014 Revolving Credit Facility is available on a revolving basis until September 4, 2019. While the Company is not contractually obligated to pay $18.0 million of the outstanding balance of the 2014 Revolving Credit Facility, the Company includes this amount in the Current portion of borrowings on the Condensed Consolidated Balance Sheet since the Company intends to pay this amount in July 2015.

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

SME merchants and Network Services merchants are aggregated for financial reporting purposes in the Payment Processing Segment, as they both provide processing services related to bankcard transactions, exhibit similar economic characteristics, and share the same systems to provide services. Campus Solutions includes TouchNet and Educational Computer Systems, Inc. ("ECSI") for financial reporting purposes because they provide similar commerce solutions, exhibit similar economic characteristics, and provide services to a similar higher education customer base, including some client overlap.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts consist primarily of costs attributed to finance, corporate administration, human resources and corporate services. We have reclassified our comparable segment information for consistent presentation in this Quarterly Report on Form 10-Q.
The accounting policies of the operating segments are the same as described in the summary of significant accounting policies. The Company believes the terms and conditions of transactions between the segments are comparable to those which could have been obtained in transactions with unaffiliated parties.
At June 30, 2015 and 2014, 61% and 68%, respectively, of Heartland Payroll Solutions segment's total assets were funds that the Company holds as a fiduciary in its payroll processing services activities primarily for payment to taxing authorities. At June 30, 2015 and 2014, 6% and 24%, respectively, of the Campus Solutions segment's total assets represent funds held for the Company's loan servicing customers related to payment processing services provided for federal student loan billing and processing that are payable to higher education institutions and other businesses. See Note 7, Intangible Assets and Goodwill for goodwill as a percentage of the reportable segments' total assets.
A summary of the Company’s segments as of and for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	(In thousands)
Payment Processing	$603,071	$541,406	$1,127,683	$1,016,417
Campus Solutions	24,832	9,165	57,894	22,483
Heartland School Solutions	15,817	13,123	30,900	27,624
Heartland Payroll Solutions	16,502	11,591	33,698	25,808
Other	15,470	7,574	27,976	13,810
Total revenues	$675,692	$582,859	$1,278,151	$1,106,142

Depreciation and amortization
Payment Processing	$8,669	$7,779	$16,838	$14,895
Campus Solutions	3,350	657	6,651	1,283
Heartland School Solutions	1,207	875	2,309	1,383
Heartland Payroll Solutions	1,126	843	2,036	1,689
Other	1,063	836	2,094	1,487
Unallocated corporate administration amounts	130	—	269	117
Total depreciation and amortization	$15,545	$10,990	$30,197	$20,854

Income (loss) from operations
Payment Processing	$33,538	$36,758	$58,906	$62,739
Campus Solutions	7,100	1,952	15,338	4,873
Heartland School Solutions	6,269	(856)	12,382	2,570
Heartland Payroll Solutions	1,950	1,833	4,397	5,699
Leaf	(1,170)	(2,758)	(4,692)	(5,462)
Other	(300)	798	(808)	1,134
Unallocated corporate administration amounts	(8,959)	(7,796)	(17,333)	(15,260)
Total income from operations	$38,428	$29,931	$68,190	$56,293

Interest expense
Payment Processing	$1,238	$1,258	$2,604	$2,308
Campus Solutions	2,082	—	4,018	—
Heartland Payroll Solutions	181	—	239	—
Other	383	—	670	—
Total interest expense	$3,884	$1,258	$7,531	$2,308

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)
Payment Processing	$19,953	$22,309	$34,687	$37,365
Campus Solutions	3,150	955	7,100	3,327
Heartland School Solutions	3,828	(525)	7,855	1,582
Heartland Payroll Solutions	1,113	1,204	2,618	3,547
Leaf	(1,220)	(2,875)	(2,148)	(5,500)
Other	(449)	278	(982)	352
Unallocated corporate administration amounts	(5,469)	(4,775)	(10,986)	(9,190)
Total net income	$20,906	$16,571	$38,144	$31,483

Assets	June 30, 2015	June 30, 2014
	(In thousands)
Payment Processing	$565,010	$543,976
Campus Solutions	488,653	72,984
Heartland School Solutions	83,750	86,686
Heartland Payroll Solutions	229,389	166,991
Leaf (a)	352	40,612
Other	96,278	22,711
Total assets	$1,463,432	$933,960
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share)
Basic:
Net income attributable to Heartland	$20,906	$17,452	$38,144	$33,192
Weighted average common stock outstanding	36,620	35,936	36,527	36,350
Earnings per share	$0.57	$0.49	$1.04	$0.91

Diluted:
Net income attributable to Heartland	$20,906	$17,452	$38,144	$33,192
Basic weighted average common stock outstanding	36,620	35,936	36,527	36,350
Effect of dilutive instruments:
Stock options and restricted stock units	544	798	611	900
Diluted weighted average common stock outstanding	37,164	36,734	37,138	37,250
Earnings per share	$0.56	$0.48	$1.03	$0.89

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

For the six months ended June 30, 2015, there have been no transfers between Level 1 and Level 2 categories. The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2015 and at December 31, 2014:

June 30, 2015		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments available for sale:
Conservative income bond fund (a)	$12,996	$12,996	$—	$—
Fixed income bonds (a)	14,376	14,376	—	—
Total assets	$27,372	$27,372	$—	$—

Liabilities:
Interest rate swaps	$36	$—	$36	$—
Total liabilities	$36	$—	$36	$—

December 31, 2014		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments available for sale:
Conservative income bond fund (a)	$12,996	$12,996	$—	$—
Fixed income bonds (a)	14,639	14,639	—	—
Total assets	$27,635	$27,635	$—	$—

Liabilities:
Interest rate swaps	$126	$—	$126	$—
Total liabilities	$126	$—	$126	$—
(a) amounts included in Funds held for customers on the Condensed Consolidated Balance Sheets

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The following tables provide the assets and liabilities carried at fair value measured on a non-recurring basis as of June 30, 2015 and at December 31, 2014:

June 30, 2015		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Liabilities:	(In thousands)
2014 Term Credit Facility	$360,937	$—	$360,937	$—
2014 Revolving Credit Facility	191,500	—	191,500	—
Capital Lease Obligation	101	—	—	101
Total liabilities	$552,538	$—	$552,437	$101

December 31, 2014		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Liabilities:	(In thousands)
2014 Term Credit Facility	$370,312	$—	$370,312	$—
2014 Revolving Credit Facility	189,500	—	189,500	—
Capital Lease Obligation	102	—	—	102
Total liabilities	$559,914	$—	$559,812	$102

The Company's liabilities include interest rate swaps that are measured at fair value using observable market inputs including the Company's credit risk and its counterparties' credit risks. Based on these inputs, the interest rate swaps are classified within Level 2 of the valuation hierarchy. Based on the Company's continued ability to enter into these swaps, the Company considers the markets for its fair value instruments to be active. The Company's liabilities as of June 30, 2015 and December 31, 2014 also include borrowings under its credit facilities and the carrying value of these liabilities approximates fair value.

The Company's financial instruments also include cash and cash equivalents and cash held for customers and their carrying values approximate fair value as of June 30, 2015 and December 31, 2014 because they bear interest at market rates and have maturities of less than 90 days from the time of purchase.

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
Forward Looking Statements
Unless the context requires otherwise, references in this report to the "Company,” “we,” “us,” and “our” refer to Heartland Payment Systems, Inc. and our subsidiaries.
Some of the information in this Quarterly Report on Form 10-Q may contain forward‑looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, financial condition and prospects, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” “will be,” “will continue” or similar expressions.

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

•
Other, including (1) prepaid and stored-value card solutions throughout the United States and Canada provided by Micropayments, (2) POS solutions and other adjacent business service applications provided by Heartland Commerce, and (3) marketing solutions including loyalty and gift cards which we provide through Heartland Marketing Solutions.

Payment Processing
At June 30, 2015, we provided our card payment processing services to 175,359 active SME merchants located across the United States. This compares to 169,831 active SME merchants at December 31, 2014 and 169,167 active SME merchants at June 30, 2014. At June 30, 2015, we provided card payment processing services to approximately 2,938 Network Services merchants with approximately 43,519 locations compared to approximately 1,989 merchants and 43,086 locations at June 30, 2014. The increase in the number of Network Services merchants and locations in the six months ended June 30, 2015 primarily reflects adding smaller-sized merchants (merchants with single or few locations), predominantly in the petroleum industry. According to The Nilson Report, in 2014 we were the 5th largest merchant acquirer in the United States ranked by transaction count and the 9th largest merchant acquirer by processed dollar volume, which consisted of Visa and MasterCard credit and debit cards, as well as other credit cards such as American Express, UnionPay, Discover, Diners Club, Carte Blanche, JPB, EBT, etc. These rankings represented 3.8 billion transactions and 2.9% of the total U.S. bankcard processed dollar volume.

Our total card processing volume for the three months ended June 30, 2015 was $30.4 billion, a 7.3% increase from the $28.3 billion processed during the three months ended June 30, 2014. Our total card processing volume for the six months ended June 30, 2015 was $56.4 billion, a 6.6% increase from the $52.9 billion processed during the six months ended June 30, 2014. Our SME card processing volume for the six months ended June 30, 2015 was $44.6 billion, an increase of 16.1% over the six months ended June 30, 2014. This increase in processing volume reflects same store sales growth and the addition of SME merchants whose processing volume exceeded that of merchants who attrited during the year. The increase in SME processing volume also reflects the impact of the new American Express Card Acceptance Program (referred to as "OptBlue") to new and existing merchants. We converted a majority of our existing merchants processing under the former sales and servicing agreement with American Express to OptBlue during the third quarter of 2014. Our card processing volume for the three and six months ended June 30, 2015 also includes $6.6 billion and $11.8 billion, respectively, of settled volume for Network Services merchants, compared to $7.9 billion and $14.5 billion, respectively, for the three and six months ended June 30, 2014. The decrease in Network Services card processing volume reflects lower volume at our petroleum industry customers. Card processing volume for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
SME merchants	$23,821	$20,446	$44,582	$38,409
Network Services merchants	6,604	7,898	11,803	14,466
Total card processing volume (a)	$30,425	$28,344	$56,385	$52,875
(a) Card processing volume includes volume for credit and signature debit transactions.

Merchant attrition is expected in the card payment processing industry in the ordinary course of business. We experience attrition in merchant card processing volume resulting from several factors, including business closures, transfers of merchants' accounts to our competitors and account closures that we initiate due to heightened credit risks. We measure SME processing volume attrition relative to all SME merchants that were processing with us in the same month a year earlier. During the three and six months ended June 30, 2015, we experienced 9.8% and 9.7% average annualized attrition in our SME card processing volume compared to an average net volume attrition of 12.7% for the year ended December 31, 2014.

In our SME business, we measure same store sales growth, or contraction, as the change in card processing volume for all card merchants that were processing with us in the same month a year earlier. During the three months ended June 30, 2015, same store sales grew 3.4% on average, compared to growth of 2.4% in the quarter ended June 30, 2014 and 2.0% growth on average in all of 2014. Same store sales growth or contraction results from the combination of the increasing or decreasing use by consumers of bankcards for the purchase of goods and services at the POS, and sales growth or contraction experienced by our retained SME merchants. Generally, our same store sales experience has tracked with the overall economic conditions in the industries we serve. The following table compares our same store sales growth/(contraction) during 2015 and 2014:

Same Store Sales Growth (Contraction)	2015	2014
First Quarter	4.4%	(0.2)%
Second Quarter	3.4%	2.4%
Third Quarter		1.8%
Fourth Quarter		3.9%
Full Year		2.0%
We measure the overall production of our sales force by new gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. We measure installed margin primarily for our SME card processing, payroll processing and loyalty and gift card marketing businesses. Our newly installed gross margin for the three and six months ended June 30, 2015 increased 14.6% and 12.1% compared to the three and six months ended June 30, 2014. We attribute this increase in newly installed gross margin to higher volumes and margins at newly installed merchants and improved individual productivity achieved by our salespersons as well as growth in our sales force. Our combined Relationship Managers, Territory Managers and Senior Product Advisors ("SPA") totaled 1,157 and 985 at June 30, 2015 and December 31, 2014, respectively, and 922 at June 30, 2014. We expect to drive increases in year-over-year installed margin in future periods primarily by increasing the number of Relationship Managers, Territory Managers and SPAs.

    The card revenue we earn in our SME business is recurring in nature, as we typically enter into three-year service contracts with our card processing SME merchants that, in order to qualify for the agreed-upon pricing, require the merchant to achieve card processing volume minimums. Our SME revenue is generated primarily from payment processing fees, which are a combination of a fee equal to a percentage of the dollar amount of each transaction we process plus a flat fee per transaction. We make mandatory payments of interchange fees to the card issuer through the card networks and dues, assessments and other network fees to Visa, MasterCard, American Express and Discover. Our SME gross card processing revenue is largely driven by the Visa and MasterCard volume processed by our merchants. We also realize card processing revenues from processing transactions for our SME merchants accepting American Express and from processing Discover transactions.

In contrast to SME card processing revenues, revenues from our Network Services merchants are largely driven by the number of transactions we process (whether settled, or only authorized), not our processing volume, as the merchants which comprise Network Services' customer base pay on a per transaction basis for processing services. The number of Network Services transactions increased in 2015 primarily due to an increase in the number of transactions at our large petroleum merchants and the addition of smaller-size merchants.

Additionally, we provide authorization, settlement and account servicing services on our front and back-end systems for American Express transactions for SME merchants and merchants originally signed to American Express by other processors. For those services we receive compensation from American Express on a per transaction basis. We converted a majority of our existing merchants processing under the former sales and servicing agreement with American Express to OptBlue during the third quarter of 2014. The number of transactions we processed for Network Services merchants and American Express for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Network Services merchants:
Settled	308,788	276,072	568,398	510,016
Authorized	617,576	625,644	1,157,844	1,189,897
Total Network Services	926,364	901,716	1,726,242	1,699,913
American Express (a)	273	8,262	518	15,762
Total	926,637	909,978	1,726,760	1,715,675
(a) Includes only those transactions not eligible for residual compensation

Our ability to manage our front-end authorization systems, HPS Exchange, VAPS and NWS, provides us greater control of the electronic transaction process, allows us to offer our merchants a differentiated product offering, and offers economies of scale that we expect will increase our long-term profitability. During the three months ended June 30, 2015 and 2014, approximately 97% and 96% of our SME transactions were processed through HPS Exchange. All of our Network Services transactions were processed through VAPS or NWS.

We provide clearing, settlement and merchant accounting services through our own internally developed back-end processing system, Passport. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At both June 30, 2015 and 2014, substantially all of our SME merchants were processing on Passport and all Network Services settled transactions were processed on Passport.

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
As of June 30, 2015, we provided services to more than 3,400 colleges and universities serving over 12 million students and borrowers. Annually we support approximately $24.5 billion in higher education payments, 26.5 million payment transactions, 5 million tax documents, and over $650 million in annual reimbursements.
Heartland School Solutions
We provide school nutrition, POS solutions, and associated payment solutions including online prepayment, to K-12 schools throughout the United States. At June 30, 2015 and December 31, 2014, our Heartland School Solutions business provided services to more than 34,000 public and private schools, respectively. Our Heartland School Solutions business has been built through a series of six acquisitions, including the April 2014 acquisition of MCS Software. This acquisition continues the expansion of our market-leading position in the K-12 school nutrition and POS technology industry. The more than 34,000 K-12 schools that Heartland School Solutions serves nationwide, represents a 35% share of the public schools in the U.S.

Heartland Payroll Solutions
We provide payroll processing services throughout the United States. At June 30, 2015, we processed payroll for 33,384 customers, an increase of 32.5% from 25,196 payroll customers at June 30, 2014. In the six months ended June 30, 2015, we installed 3,811 new payroll processing customers. We operate a comprehensive payroll management platform, which streamlines all aspects of the payroll process to enable time and cost savings. We consider our payroll platform to be state of the art enabling us to process payroll on a large scale and provide customizable solutions for businesses of all sizes.

On February 27, 2015, we purchased the stock of Payroll 1, Inc. ("Payroll 1") for a $30.0 million cash payment, plus net working capital. The purchase price was financed by the 2014 Revolving Credit Facility. The acquisition of Payroll 1 expanded our existing payroll processing business and customer base by adding 6,573 customers at acquisition.

Heartland Commerce
We provide the hospitality and retail industry with leading-edge POS solutions, payments processing capabilities and other adjacent business service applications through our Heartland Commerce business. Heartland Commerce is comprised of Xpient Solutions, LLC (“Xpient” acquired in October 2014), Merchant Software Corporation (referred to as "Liquor POS" acquired in February 2014), Automation, Inc. (acquired in January 2015 and d/b/a “pcAmerica” ) and Dinerware, Inc. (“Dinerware” acquired in February 2015). See "— Liquidity and Capital Resources — Acquisitions" for more detail on these acquisitions.

In the fourth quarter of 2014, management considered the overlapping cloud-based POS systems in development at acquired Heartland Commerce businesses and decided that it would stop POS development efforts at Leaf Acquisition, LLC (“Leaf”), a previous Heartland Commerce business. This decision caused a significant adverse change in the extent or manner in which the long-lived asset group of Leaf would be used, including Prosper, an internally developed POS software technology. Due to these changes in circumstances, the implied fair value of the Leaf reporting unit was determined to be significantly below its carrying value. This led to a Goodwill Impairment charge for the full balance of Leaf Goodwill as of December 31, 2014. In the fourth quarter of 2014, we recorded pre-tax Goodwill and Asset Impairment charges of $18.5 million and $18.9 million, respectively. Leaf’s operations lost $1.2 million, or $0.02 per share, in the three months ended June 30, 2015 compared to $2.8 million, or $0.05 per share, in the prior year second quarter. As of June 30, 2015, losses from Leaf have concluded.

Second Quarter of 2015 Financial Results
For the three months ended June 30, 2015, we recorded net income of $20.9 million, or $0.56 per share, compared to $17.5 million, or $0.48 per share, in the three months ended June 30, 2014. Our financial results for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, reflect the benefits of 27.9% year-over-year growth in net revenue partially offset by increases in all expense categories including increases of 31.1% in general and administrative expenses and 23.3% in processing and servicing costs.
Results for the three months ended June 30, 2014 include out-of-period adjustments decreasing our revenue and increasing bad debt expense (included in Processing and Servicing in our Condensed Consolidated Statements of Income) by $1.4 million and $0.9 million, respectively. These adjustments related to immaterial errors that originated in 2013 in our Heartland School Solutions business. These adjustments included revenue which was incorrectly recorded in prior periods and a reassessment of the collectability of certain customer accounts receivable. These out-of-period adjustments reduced earnings before income taxes and net income in the second quarter of 2014 by $2.3 million and $1.4 million, respectively, and reduced diluted earnings per share by $0.04.
Our income from operations, which we also refer to as operating income, increased $8.5 million, or 28.4%, to $38.4 million for the three months ended June 30, 2015, from $29.9 million for the three months ended June 30, 2014. Our operating margin, which we measure as operating income divided by net revenue, was 18.8% for the three months ended June 30, 2015 and June 30, 2014. Results for the three months ended June 30, 2015 and 2014 include losses from operations of $1.2 million and $2.8 million, respectively, for Leaf. Excluding the operating losses from Leaf, our operating margin for the three months ended June 30, 2015 and 2014 was 19.4% and 20.6%, respectively. Our operating income and operating margin for the three months ended June 30, 2014 were also impacted by the out-of-period adjustments recorded by Heartland School Solutions.
The following is a summary of our financial results for the three months ended June 30, 2015:

•
Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased $44.5 million, or 27.9%, from $159.4 million in the three months ended June 30, 2014 to $203.9 million in the three months ended June 30, 2015. The increase in net revenue reflects $24.5 million and 15.4% growth relating to our 2014 and 2015 acquisitions. The remaining $20.0 million, or 12.5%, organic increase in net revenue reflects the following:

◦
Increased Payment Processing net revenue of $13.3 million, or 11.3%, which reflects growth in SME processing volume. We earn percentage-based revenues on our SME processing volume. During the three months ended June 30, 2015, our SME processing volume increased 16.5% to $23.8 billion from $20.4 billion during the three months ended June 30, 2014. The year-over-year increase reflects same store sales growth and the addition of SME merchants whose processing volume and net revenue exceeded that of merchants who attrited in the same period. The increase in SME processing volume also reflects the conversion of new and existing merchants to OptBlue. We converted a majority of our existing merchants to OptBlue during the third quarter of 2014.

◦
Organic increases in revenues across all other business segments including Heartland School Solutions, Heartland Payroll Solutions, Campus Solutions and Micropayments. These organic increases are further detailed in “— Results of Operations — Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.”

•
Our Processing and servicing expense increased 23.3% from $67.0 million for the three months ended June 30, 2014 to $82.7 million for the three months ended June 30, 2015. The increase in processing and servicing expenses includes a $6.8 million increase from our 2014 and 2015 acquisitions. The remaining increase of $8.9 million is attributable to increased costs associated with processing and servicing higher SME bankcard processing volume, increased sales and incentive compensation, increased card equipment costs and increased cost of sales and servicing related to higher Heartland Payroll Solutions, Campus Solutions, and Micropayments revenues. Partially offsetting the growth in processing and servicing expenses is a decrease of $0.9 million in bad debt expense associated with the out-of-period adjustment for Heartland School Solutions recorded in the three months ended June 30, 2014. There was also a decrease in pass through installation services expense of $1.4 million associated with a large school district customer in 2014 that did not repeat in 2015.

•
Our General and administrative expenses increased 31.1% from $43.4 million in the three months ended June 30, 2014 to $56.9 million in the three months ended June 30, 2015. The increase in General and administrative expenses includes $10.4 million from our 2014 and 2015 acquisitions. The remaining increase of $3.1 million reflects higher personnel expense including incentive and share-based compensation increases. General and administrative expenses also increased due to continued investment in new growth initiatives and critical strategic areas including marketing, corporate and IT security initiatives.

See “— Results of Operations — Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014” for a more detailed discussion of our second quarter financial results.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements are unaudited. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at June 30, 2015, our results of operations, our changes in equity and our cash flows for the six months ended June 30, 2015 and 2014. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2015. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements included elsewhere in this report and in our 2014 Form 10-K.

Our critical accounting estimates and judgments have not changed materially from those reported in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Form 10-K.

Results of Operations
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
The following table shows certain income statement data as a percentage of net revenue for the periods indicated (in thousands):

	Three Months Ended June 30,	% of Net Revenue	Three Months Ended June 30,	% of Net Revenue	Change
	2015		2014		Amount	%
Net revenue:
Total revenues	$675,692		$582,859		$92,833	15.9%
Less: Interchange	409,549		367,773		41,776	11.4%
Less: Dues, assessments and fees	62,267		55,686		6,581	11.8%
Total net revenue	203,876	100.0%	159,400	100.0%	44,476	27.9%

Expenses:
Processing and servicing	82,673	40.6%	67,048	42.1%	15,625	23.3%
Customer acquisition costs	14,735	7.2%	12,368	7.8%	2,367	19.1%
Depreciation and amortization	11,168	5.5%	6,679	4.2%	4,489	67.2%
General and administrative	56,872	27.9%	43,374	27.2%	13,498	31.1%
Total expenses	165,448	81.2%	129,469	81.2%	35,979	27.8%
Income from operations	38,428	18.8%	29,931	18.8%	8,497	28.4%
Other income (expense):
Interest income	28	—%	30	—%	(2)	(6.7)%
Interest expense	(3,884)	(1.9)%	(1,258)	(0.8)%	(2,626)	(208.7)%
Other, net	(326)	(0.2)%	420	0.3%	(746)	(177.6)%
Total other expense	(4,182)	(2.1)%	(808)	(0.5)%	(3,374)	(417.6)%
Income before income taxes	34,246	16.8%	29,123	18.3%	5,123	17.6%
Provision for income taxes	13,340	6.5%	12,552	7.9%	788	6.3%
Net income	20,906	10.3%	16,571	10.4%	4,335	26.2%
Less: Net loss attributable to noncontrolling interests	—	—%	(881)	(0.6)%	881	100.0%
Net income attributable to Heartland	$20,906	10.3%	$17,452	10.9%	$3,454	19.8%

Total Revenues. The following tables summarize total revenue and total net revenue (which we define as total revenue less interchange fees and dues, assessments and fees) by segment for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Change from Prior Year
Total revenue:	2015	2014	Amount	%
Payment Processing	$603,071	$541,406	$61,665	11.4%
Campus Solutions	24,832	9,165	15,667	170.9%
Heartland School Solutions	15,817	13,123	2,694	20.5%
Heartland Payroll Solutions	16,502	11,591	4,911	42.4%
Other	15,470	7,574	7,896	104.3%
Total revenue	$675,692	$582,859	$92,833	15.9%

	Three Months Ended June 30,		Change from Prior Year
Total net revenue:	2015	2014	Amount	%
Payment Processing	$131,255	$117,947	$13,308	11.3%
Campus Solutions	24,832	9,165	15,667	170.9%
Heartland School Solutions	15,817	13,123	2,694	20.5%
Heartland Payroll Solutions	16,502	11,591	4,911	42.4%
Other	15,470	7,574	7,896	104.3%
Total net revenue	$203,876	$159,400	$44,476	27.9%

Payment Processing
Payment Processing net revenue increased $13.4 million, or 11.3%, from $117.9 million in the three months ended June 30, 2014 to $131.3 million in the three months ended June 30, 2015. This increase was driven by a $12.7 million or 12.1% increase in SME net revenue, reflecting a 16.5% increase in SME processing volume from $20.4 billion in the three months ended June 30, 2014 to $23.8 billion in the three months ended June 30, 2015. The year-over-year increase reflects same store sales growth and the addition of SME merchants whose processing volume and net revenue exceeded that of merchants who attrited in the same period. This increase in processing volume also reflects the conversion of new and existing merchants to OptBlue. We converted a majority of our existing merchants processing under the former sales and servicing agreement with American Express to OptBlue during the third quarter of 2014.  Our SME processing volume includes processing volumes for merchants in our Heartland School Solutions, Campus Solutions, and Other businesses. However, net revenue related to that processing volume is included in the net revenue reported for those businesses.

Campus Solutions
Campus Solutions net revenue increased $15.6 million, or 170.9%, from $9.2 million in the three months ended June 30, 2014 to $24.8 million in the three months ended June 30, 2015. The increase in Campus Solutions net revenue included $13.8 million of revenue added by TouchNet in the three months ended June 30, 2015. The remaining increase in Campus Solutions net revenue was primarily due to higher student loan servicing related revenue.

Heartland School Solutions
Heartland School Solutions net revenue increased $2.7 million, or 20.5%, from $13.1 million in the three months ended June 30, 2014 to $15.8 million in the three months ended June 30, 2015. The increase in Heartland School Solutions net revenue for the three months ended June 30, 2015 was due primarily to an increase in transaction processing net revenue reflecting growth in the number of parents who are adopting our electronic payment options. Net revenue for the three months ended June 30, 2014 included $1.4 million of pass-through installation services revenue associated with a large school district customer in 2014 that did not repeat in 2015, and an out-of-period adjustment reducing net revenue for the period by $1.4 million. See "—Overview—Second Quarter of 2015 Financial Results" for discussion of the out-of-period adjustment.

Heartland Payroll Solutions
Heartland Payroll Solutions net revenue increased $4.9 million, or 42.4%, from $11.6 million in the three months ended June 30, 2014 to $16.5 million in the three months ended June 30, 2015. The increase in payroll processing net revenue included $3.2 million of net revenue added by Payroll 1. The remaining organic increase of $1.7 million and 14.6% is primarily due to a 6.4% increase in payroll processing customers (excluding 6,578 customers added by Payroll 1) from 25,196 at June 30, 2014 to 26,806 at June 30, 2015, as well as an overall increase in payroll processing revenue per customer.

Other
Other net revenue increased $7.9 million, or 104.3%, from $7.6 million in the three months ended June 30, 2014 to $15.5 million in the three months ended June 30, 2015. The increase in other revenue included $6.8 million of net revenue added by Xpient, pcAmerica, and Dinerware (which are all part of Heartland Commerce). The remaining organic increase of $1.1 million, or 14.5%, primarily reflects growth in Micropayments revenue which reflects higher equipment sales and payment processing for unattended payment locations such as laundry facilities, kiosks and vending machines.

Total expenses. Total expenses increased $35.9 million, or 27.8%, from $129.5 million in the three months ended June 30, 2014 to $165.4 million in the three months ended June 30, 2015, due to increases in processing and servicing, depreciation and amortization, customer acquisition costs and general and administrative expenses. The increases in expenses reflect acquisitions and organic growth and are further discussed below. Total expenses represented 81.2% of net revenue in the three months ended June 30, 2015 and June 30, 2014, respectively.

Processing and servicing expense increased $15.7 million, or 23.3%, from $67.0 million for the three months ended June 30, 2014 to $82.7 million for the three months ended June 30, 2015. The increase in processing and servicing expenses includes a $6.8 million increase from our 2014 and 2015 acquisitions. The remaining increase of $8.9 million was attributable to increased costs associated with processing and servicing higher SME bankcard processing volume, increased sales and incentive compensation, increased card equipment costs and increased organic cost of sales and servicing related to higher Heartland Payroll Solutions, Campus Solutions, and Micropayments revenues. Partially offsetting the growth in processing and servicing expenses is a decrease of $0.9 million in bad debt expense associated with an out-of-period adjustment for Heartland School Solutions. See "—Overview—Second Quarter of 2015 Financial Results" for discussion of these adjustments. There was also a decrease in pass through installation services expense of $1.4 million associated with a large school district customer in 2014 that did not repeat in 2015. As a percentage of net revenue, processing and servicing expense decreased to 40.6% for the three months ended June 30, 2015, compared with 42.1% for the three months ended June 30, 2014.

Customer acquisition costs for the three months ended June 30, 2015 increased $2.3 million, or 19.1%, from $12.4 million for the three months ended June 30, 2014 to $14.7 million for the three months ended June 30, 2015. As reflected in the table below, this increase reflects higher amortization on increased capitalized deferred acquisition costs resulting from improved levels of new installed margin and the impact of subsequent changes in the estimated accrued buyout liability due to lower merchant attrition and same-store sales growth. As a percentage of net revenue, customer acquisition costs decreased to 7.2% for the three months ended June 30, 2015 compared with 7.8% for the three months ended June 30, 2014.
Customer acquisition costs for the three months ended June 30, 2015 and 2014 included the following components (in thousands):

	Three Months Ended June 30,		Change from Prior Year
	2015	2014	Amount	%
Amortization of signing bonuses, net	$8,627	$7,524	$1,103	14.7%
Amortization of capitalized customer deferred acquisition costs	6,201	5,421	780	14.4%
Increase in accrued buyout liability	6,933	6,049	884	14.6%
Capitalized customer deferred acquisition costs	(7,026)	(6,626)	(400)	6.0%
Total customer acquisition costs	$14,735	$12,368	$2,367	19.1%
Depreciation and amortization expense included in the consolidated income statement for the three months ended June 30, 2015 and 2014, by financial statement line item is as follows (in thousands):

	Three Months Ended June 30,		Change from Prior Year
	2015	2014	Amount	%
Processing and servicing
Amortization – capitalized system development	$3,465	$3,659	$(194)	(5.3)%
Other	912	652	260	39.9%
Total processing and servicing	4,377	4,311	66	1.5%
Depreciation and amortization
Acquired intangibles	5,135	2,600	2,535	97.5%
Amortization – capitalized system development	4,080	2,647	1,433	54.1%
Other	1,953	1,432	521	36.4%
Total depreciation and amortization	11,168	6,679	4,489	67.2%
Total depreciation and amortization	$15,545	$10,990	$4,555	41.4%
Total depreciation and amortization expenses increased $4.5 million, or 41.4%, from $11.0 million in the three months ended June 30, 2014 to $15.5 million in the three months ended June 30, 2015. The increase in total depreciation and amortization expenses in the three months ended June 30, 2015 includes increases in acquired intangibles amortization of $2.5 million due to our 2014 and 2015 acquisitions. See “— Liquidity and Capital Resources — Acquisitions” for further information on these acquisitions. The increase in total depreciation and amortization expense also reflects a $1.2 million increase in capitalized system development amortization in the three months ended June 30, 2015.

Most of our investments in information technology have supported the continuing development of our product, servicing and sales-related initiatives. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees who worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to seven years. The amount capitalized decreased from $10.6 million in the three months ended June 30, 2014 to $9.6 million in the three months ended June 30, 2015. The total amount of capitalized costs for projects placed in service in the three months ended June 30, 2015 and 2014 was $11.5 million and $9.1 million, respectively.

General and administrative expenses increased $13.5 million, or 31.1%, from $43.4 million in the three months ended June 30, 2014 to $56.9 million in the three months ended June 30, 2015. The increase in General and administrative expenses includes $10.4 million from our 2014 and 2015 acquisitions. The remaining increase of $3.1 million reflects higher personnel expense including incentive and share-based compensation increases. General and administrative expenses also increased due to continued investment in new growth initiatives and critical strategic areas including marketing, corporate and IT security initiatives. General and administrative expenses as a percentage of net revenue for the three months ended June 30, 2015 was 27.9%, an increase from 27.2% for the three months ended June 30, 2014.

Income from operations. Our income from operations, which we also refer to as operating income, increased $8.5 million, or 28.4%, to $38.4 million for the three months ended June 30, 2015, from $29.9 million for the three months ended June 30, 2014. Our Operating Margin, which we measure as operating income divided by net revenue, was 18.8% for the three months ended June 30, 2015 and June 30, 2014, respectively. Results for the three months ended June 30, 2015 and 2014 include losses from operations of $1.2 million and $2.8 million, respectively, for Leaf. Excluding the operating losses from Leaf, our Operating Margin for the three months ended June 30, 2015 and 2014 was 19.4% and 20.6%, respectively. Our operating income and operating margin for the three months ended June 30, 2014 was also impacted by the out-of-period adjustments recorded by Heartland School Solutions.
Interest expense. Interest expense for the three months ended June 30, 2015 was $3.9 million, compared with $1.3 million for the three months ended June 30, 2014. The increase in interest expense reflects higher borrowings under our 2014 Revolving Credit Facility (as defined in "—Liquidity and Capital Resources—Credit Facilities" herein) as well as interest expense on our 2014 Term Credit Facility (as defined in "—Liquidity and Capital Resources—Credit Facilities" herein) that was used to fund the TouchNet Acquisition. See “— Liquidity and Capital Resources — Credit Facilities” for more detail on our borrowings.
Income taxes. Income tax expense for the three months ended June 30, 2015 was $13.3 million, reflecting an effective tax rate of 39.0%. This compares to income tax expense of $12.6 million for the three months ended June 30, 2014, and an effective tax rate of 43.1%. The decrease in the effective tax rate for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was due to the Company's ability to utilize the losses generated from Leaf against consolidated taxable income during the three months ended June 30, 2015.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $20.9 million for the three months ended June 30, 2015. This compares to a net income of $17.5 million for the three months ended June 30, 2014.

Results of Operations
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
The following table shows certain income statement data as a percentage of net revenue for the periods indicated (in thousands):

	Six Months Ended June 30, 2015	% of Net Revenue	Six Months Ended June 30, 2014	% of Net Revenue	Change
					Amount	%
Net revenue:
Total revenues	$1,278,151		$1,106,142		$172,009	15.6%
Less: Interchange	768,889		685,869		83,020	12.1%
Less: Dues, assessments and fees	115,042		105,354		9,688	9.2%
Total net revenue	394,220	100.0%	314,919	100.0%	79,301	25.2%

Expenses:
Processing and servicing	160,410	40.7%	135,657	43.1%	24,753	18.2%
Customer acquisition costs	28,783	7.3%	22,618	7.2%	6,165	27.3%
Depreciation and amortization	21,841	5.5%	12,491	4.0%	9,350	74.9%
General and administrative	114,996	29.2%	87,860	27.9%	27,136	30.9%
Total expenses	326,030	82.7%	258,626	82.1%	67,404	26.1%
Income from operations	68,190	17.3%	56,293	17.9%	11,897	21.1%
Other income (expense):
Interest income	53	—%	62	—%	(9)	(14.5)%
Interest expense	(7,531)	(1.9)%	(2,308)	(0.7)%	(5,223)	(226.3)%
Other, net	(300)	(0.1)%	288	0.1%	(588)	(204.2)%
Total other expense	(7,778)	(2.0)%	(1,958)	(0.6)%	(5,820)	(297.2)%
Income before income taxes	60,412	15.3%	54,335	17.3%	6,077	11.2%
Provision for income taxes	22,268	5.6%	22,852	7.3%	(584)	(2.6)%
Net income	38,144	9.7%	31,483	10.0%	6,661	21.2%
Less: Net loss attributable to noncontrolling interests	—	—%	(1,709)	(0.5)%	1,709	100.0%
Net income attributable to Heartland	$38,144	9.7%	$33,192	10.5%	$4,952	14.9%

Revenue. The following tables summarize total revenue and total net revenue (which we define as total revenue less interchange fees and dues, assessments and fees) by segment for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,		Change from Prior Year
Total revenue:	2015	2014	Amount	%
Payment Processing	$1,127,683	$1,016,417	$111,266	10.9%
Campus Solutions	57,894	22,483	35,411	157.5%
Heartland School Solutions	30,900	27,624	3,276	11.9%
Heartland Payroll Solutions	33,698	25,808	7,890	30.6%
Other	27,976	13,810	14,166	102.6%
Total revenue	$1,278,151	$1,106,142	$172,009	15.6%

	Six Months Ended June 30,		Change from Prior Year
Total net revenue:	2015	2014	Amount	%
Payment Processing	$249,625	$225,194	$24,431	10.8%
Campus Solutions	52,021	22,483	29,538	131.4%
Heartland School Solutions	30,900	27,624	3,276	11.9%
Heartland Payroll Solutions	33,698	25,808	7,890	30.6%
Other	27,976	13,810	14,166	102.6%
Total net revenue	$394,220	$314,919	$79,301	25.2%

Payment Processing
Payment Processing net revenue increased $24.4 million, or 10.8%, from $225.2 million in the six months ended June 30, 2014 to $249.6 million in the six months ended June 30, 2015. This increase was driven by a $23.3 million or 11.7% increase in SME net revenue, reflecting a 16.1% increase in SME processing volume from $38.4 billion in the six months ended June 30, 2014 to $44.6 billion in the six months ended June 30, 2015. The year-over-year increase reflects same store sales growth and the addition of SME merchants whose processing volume and net revenue exceeded that of merchants who attrited in the same period. This increase in processing volume also reflects the conversion of new and existing merchants to OptBlue. We converted a majority of our existing merchants processing under the former sales and servicing agreement with American Express to OptBlue during the third quarter of 2014.  Our reported SME processing volume includes processing volumes for merchants in our Heartland School Solutions, Campus Solutions, and Other businesses. However, net revenue related to that processing volume is included in the net revenue reported for those businesses.

Campus Solutions
Campus Solutions net revenue increased $29.5 million, or 131.4%, from $22.5 million in the six months ended June 30, 2014 to $52.0 million in the six months ended June 30, 2015. The increase in Campus Solutions net revenue included $26.7 million of revenue added by TouchNet in the six months ended June 30, 2015. The remaining increase in Campus Solutions net revenue of $2.8 million was due to higher student loan servicing related revenue and increased revenue associated with tax document services.

Heartland School Solutions
Heartland School Solutions net revenue increased $3.3 million, or 11.9%, from $27.6 million in the six months ended June 30, 2014 to $30.9 million in the six months ended June 30, 2015. The increase in Heartland School Solutions net revenue is due primarily to an increase in transaction processing revenue reflecting growth in the number of parents who are adopting our electronic payment options. Net revenue for the six months ended June 30, 2014 included $3.6 million of pass-through installation services revenue associated with a large school district customer in 2014 that did not repeat in 2015, and an out-of-period adjustment reducing net revenue by $1.4 million. See "—Overview—Second Quarter of 2015 Financial Results" for discussion of the out-of-period adjustment.

Heartland Payroll Solutions
Heartland Payroll Solutions net revenue increased $7.9 million, or 30.6%, from $25.8 million in the six months ended June 30, 2014 to $33.7 million in the six months ended June 30, 2015. The increase in payroll processing net revenue included $4.3 million of net revenue added by Payroll 1. The remaining organic increase of $3.6 million is primarily due to a 6.4% increase in payroll processing customers (excluding 6,578 customers added by Payroll 1) from 25,196 at June 30, 2014 to 26,806 at June 30, 2015, as well as an overall increase in payroll processing revenue per customer.

Other
Other net revenue increased $14.2 million, or 102.6%, from $13.8 million in the six months ended June 30, 2014 to $28.0 million. The increase in other revenue included $11.6 million of net revenue added by Xpient, pcAmerica, and Dinerware (which are all part of Heartland Commerce). The remaining organic increase of $2.6 million reflects growth in Micropayments revenue which reflects higher equipment sales and payment processing for unattended payment locations such as laundry facilities, kiosks and vending machines.

Total expenses. Total expenses increased $67.4 million, or 26.1%, from $258.6 million in the six months ended June 30, 2014 to $326.0 million in the six months ended June 30, 2015, due to the increases in processing and servicing, depreciation and amortization, customer acquisition costs and general and administrative expenses. The increases in expenses reflect acquisition related and organic growth and are further discussed below. Total expenses represented 82.7% of total net revenue in the six months ended June 30, 2015, compared to 82.1% in the six months ended June 30, 2014.

Processing and servicing expense increased $24.8 million, or 18.2%, from $135.7 million for the six months ended June 30, 2014 to $160.4 million for the six months ended June 30, 2015. The increase in processing and servicing expenses includes a $12.0 million increase from the 2014 and 2015 acquisitions. The remaining increase of $12.7 million is attributable to increased costs associated with processing and servicing higher SME bankcard processing volume, increased sales compensation and increased organic cost of sales and servicing related to higher Heartland Payroll Solutions, Campus Solutions, and Micropayments revenues. Partially offsetting the growth in processing and servicing expenses is a decrease of $0.9 million in bad debt expense associated with an out-of-period adjustment for Heartland School Solutions. See "—Overview—Second Quarter of 2015 Financial Results" for discussion of these adjustments. There was also a decrease in pass through installation services expense of $3.6 million associated with a large school district customer in 2014 that did not repeat in 2015. As a percentage of net revenue, processing and servicing expense decreased to 40.7% for the six months ended June 30, 2015, compared with 43.1% for the six months ended June 30, 2014.
Customer acquisition costs for the six months ended June 30, 2015 increased $6.2 million, or 27.3%, from $22.6 million for the six months ended June 30, 2014 to $28.8 million for the six months ended June 30, 2015. As reflected in the table below, this increase reflects higher amortization on increased capitalized deferred acquisition costs resulting from improved levels of new installed margin and the impact of subsequent changes in the estimated accrued buyout liability due to lower merchant attrition and same-store sales growth. As a percentage of net revenue, customer acquisition costs increased to 7.3% for the six months ended June 30, 2015 compared with 7.2% for the six months ended June 30, 2014.
Customer acquisition costs for the six months ended June 30, 2015 and 2014 included the following components (in thousands):

	Six Months Ended June 30,		Change from Prior Year
	2015	2014	Amount	%
Amortization of signing bonuses, net	$16,952	$14,654	$2,298	15.7%
Amortization of capitalized customer deferred acquisition costs	12,031	10,276	1,755	17.1%
Increase in accrued buyout liability	12,929	9,845	3,084	31.3%
Capitalized customer deferred acquisition costs	(13,129)	(12,157)	(972)	8.0%
Total customer acquisition costs	$28,783	$22,618	$6,165	27.3%

Depreciation and amortization expense included in the consolidated income statement for the six months ended June 30, 2015 and 2014, by financial statement line item is as follows (in thousands):

	Six Months Ended June 30,		Change from Prior Year
	2015	2014	Amount	%
Processing and servicing
Amortization – capitalized system development	$6,700	$7,042	$(342)	(4.9)%
Other	1,656	1,321	335	25.4%
Total processing and servicing	8,356	8,363	(7)	(0.1)%
Depreciation and amortization
Acquired intangibles	10,097	4,920	5,177	105.2%
Amortization – capitalized system development	7,800	4,713	3,087	65.5%
Other	3,944	2,858	1,086	38.0%
Total depreciation and amortization	21,841	12,491	9,350	74.9%
Total depreciation and amortization	$30,197	$20,854	$9,343	44.8%

Total depreciation and amortization expenses increased $9.3 million, or 44.8%, from $20.9 million in the six months ended June 30, 2014 to $30.2 million in the six months ended June 30, 2015. The increase in total depreciation and amortization expenses in the six months ended June 30, 2015 includes increases in acquired intangibles amortization of $5.2 million due to our 2014 and 2015 acquisitions. See “— Liquidity and Capital Resources — Acquisitions” for further information on these acquisitions. The increase in total depreciation and amortization expense is also due to a $2.7 million increase in capitalized system development amortization in the six months ended June 30, 2015.

Most of our investments in information technology have supported the continuing development of our product, servicing and sales-related initiatives. Depreciation and amortization expense recorded on these investments is included in processing and servicing expense. Additionally, we capitalized salaries, fringe benefits and other expenses incurred by our employees that worked on internally developed software projects and outsourced programming. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to seven years. The amount capitalized decreased from $22.4 million in the six months ended June 30, 2014 to $18.9 million in the six months ended June 30, 2015. The total amount of capitalized costs for projects placed in service in the six months ended June 30, 2015 and 2014 was $21.7 million and $17.0 million, respectively.

General and administrative expenses increased $27.1 million, or 30.9%, from $87.9 million in the six months ended June 30, 2014 to $115.0 million in the six months ended June 30, 2015. The increase in General and administrative expenses includes $18.1 million from our 2014 and 2015 acquisitions. The remaining increase of $9.0 million reflects higher personnel expense including incentive and share-based compensation increases. General and administrative expenses also include $2.9 million relating to the March 2015 sales and servicing organization summit and $1.6 million of acquisition related expenses. General and administrative expenses also increased due to continued investment in new growth initiatives and critical strategic areas including marketing, corporate and IT security initiatives. General and administrative expenses as a percentage of net revenue for the six months ended June 30, 2015 was 29.2%, an increase from 27.9% for the six months ended June 30, 2014.
Income from operations. Our income from operations, which we also refer to as operating income, increased $11.9 million to $68.2 million for the six months ended June 30, 2015, from $56.3 million for the six months ended June 30, 2014, as a result of an increase in net revenue partially offset by increases in processing and servicing expenses, customer acquisition costs, depreciation and amortization and general and administrative expenses. Our Operating Margin, which we measure as operating income divided by net revenue, was 17.3% for the six months ended June 30, 2015, compared to 17.9% for the six months ended June 30, 2014. Excluding the operating loss from Leaf, our Operating Margin for the six months ended June 30, 2015 and 2014 was 18.5% and 19.6%, respectively.
Interest expense. Interest expense for the six months ended June 30, 2015 was $7.5 million, compared with $2.3 million for the six months ended June 30, 2014. The increase in interest expense reflects higher borrowings under our 2014 Revolving Credit Facility (as defined in "—Liquidity and Capital Resources—Credit Facilities" herein) as well as interest expense on our 2014 Term Credit Facility (as defined in "—Liquidity and Capital Resources—Credit Facilities" herein) that was used to fund the TouchNet Acquisition. See “— Liquidity and Capital Resources — Credit Facilities” for more detail on our borrowings.
Income taxes. Income tax expense for the six months ended June 30, 2015 was $22.3 million, reflecting an effective tax rate of 36.9%. This compares to income tax expense of $22.9 million for the six months ended June 30, 2014, and an effective tax rate of 42.1%. The decrease in the effective tax rate for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was due to the Company's ability to utilize the losses generated from Leaf against consolidated taxable income during the six months ended June 30, 2015. The decrease in the effective tax rate also reflects the partial recognition of deferred tax benefits from past accumulated losses of Leaf due to the generation of future taxable income resulting from the acquisition of Dinerware. The structure of this acquisition along with the corresponding preliminary purchase price allocation resulted in the recording of deferred tax liabilities on finite lived intangible assets that will provide a source of future taxable income.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $38.1 million for the six months ended June 30, 2015. This compares to a net income of $33.2 million for the six months ended June 30, 2014.
Balance Sheet Information

	June 30, 2015	December 31, 2014
	(In thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$50,566	$70,793
Funds held for customers	171,631	176,492
Receivables, net	271,288	234,104
Property and equipment, net	166,645	154,303
Goodwill	474,147	425,712
Intangible assets, net	202,053	192,553
Total assets	1,463,432	1,387,773
Due to sponsor banks	55,848	31,165
Customer fund deposits	171,631	176,492
Processing liabilities	120,516	119,398
Borrowings:
Current portion	36,779	36,792
Long-term portion	515,760	523,122
Unearned revenue:
Current portion	50,692	46,601
Long term portion	3,136	2,354
Total liabilities	1,171,368	1,137,013
Total equity	292,064	250,760

June 30, 2015 Compared to December 31, 2014
Total assets increased $75.7 million, or 5.5%, to $1,463.4 million at June 30, 2015 from $1,387.8 million at December 31, 2014. The increases at June 30, 2015 included $37.2 million in receivables, $12.3 million in property and equipment, net, $48.4 million in goodwill and $9.5 million in intangible assets. The increases in goodwill and intangible assets are primarily due to the acquisitions of pcAmerica, Dinerware and Payroll 1. These increases were partially offset by a decrease in cash of $20.2 million to fund these acquisitions. See “— Liquidity and Capital Resources” for further details on these acquisitions.
Our receivables, which increased $37.2 million or 15.9% from December 31, 2014, are primarily due from our card payment processing merchants and result in large part from our practice of advancing interchange fees to most of our SME merchants during the month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge merchants for processing transactions. Total receivables also include amounts due from Discover and American Express bankcard networks for merchant sales transactions. Receivables from the networks are recovered the following business day from the date of processing the transaction. Amounts due from SME bankcard processing merchants and bankcard networks at June 30, 2015 increased $20.4 million from December 31, 2014.
The amount due to sponsor banks primarily for funding merchant advances was $54.4 million and $29.9 million at June 30, 2015 and December 31, 2014, respectively. The liability to sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants.

Total borrowings under our credit facility decreased $7.4 million, or 1.3%, to $552.5 million at June 30, 2015 from $559.9 million at December 31, 2014 reflecting our use of cash flow to reduce borrowings. See “—Liquidity and Capital Resources” for discussion of Credit Facilities.

Total equity increased $41.3 million from December 31, 2014 primarily due to net income of $38.1 million. Other increases in total stockholders’ equity for the six months ended June 30, 2015 included proceeds received from the exercise of stock options, tax benefits related to those stock option exercises and share-based compensation expense. Partially offsetting the increases in stockholders' equity were payments of cash dividends of $7.3 million and restricted stock units vested of $6.6 million during the six months ended June 30, 2015.

Liquidity and Capital Resources
General. Liquidity and capital resource management is a process focused on providing the funding we need to meet our short and long-term cash and working capital needs. We have used our funding sources to build our merchant portfolio, our technology platforms, our service center, and to make acquisitions with the expectation that these investments will generate cash flows sufficient to cover our working capital needs and other anticipated needs for capital.

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

Working Capital. Our working capital, defined as current assets less current liabilities, was negative by $14.5 million at June 30, 2015 compared to positive by $15.1 million at December 31, 2014. The decrease in working capital is primarily due to the acquisitions of pcAmerica and Dinerware, which were partially funded by operating cash.

At June 30, 2015, we had cash on our Balance Sheet totaling $50.6 million compared to cash of $70.8 million at December 31, 2014. Our June 30, 2015 cash balance included approximately $12.3 million of processing-related cash in transit and collateral, compared to approximately $17.8 million of processing-related cash in transit and collateral at December 31, 2014.

On June 30, 2015, we had $208.2 million available to us under our Revolving Credit Facility. See “— Credit Facilities” for more details.

Acquisitions.

Campus Solutions
On September 4, 2014, we completed the acquisition of TouchNet, an integrated commerce solutions provider to higher-education institutions for a cash payment of $375 million for all outstanding common shares. The purchase was funded primarily with the new five year, $375 million 2014 Term Credit Facility. See “— Credit Facilities” for further discussion. TouchNet added over 600 higher education clients serving over 6 million students, nearly one-third of the higher education enrollment in the United States, to our Campus Solutions business.

Heartland School Solutions
On April 1, 2014, we purchased the net assets of MCS Software for a $17.3 million cash payment. The purchase price was financed under our 2013 Credit Facility and from operating cash flows. The acquisition further expands our market-leading position in the K-12 school nutrition and POS technology industry in our Heartland School Solutions business.

Heartland Payroll Solutions
On February 27, 2015, we purchased the stock of Payroll 1 for a $30.0 million cash payment. The purchase price was financed under our 2014 Revolving Credit Facility. The acquisition of Payroll 1 expanded our existing payroll processing business and customer base by adding 6,526 customers.

Heartland Commerce
On February 11, 2015, we acquired the stock of Dinerware for a cash payment of $15.0 million. The purchase was funded from a combination of operating cash and financing under the 2014 Revolving Credit Facility. Dinerware provides restaurant POS software solutions to the hospitality industry. Dinerware can be found in upscale restaurants, cafes, nightclubs, bar and grills, fast casual restaurants, counter service establishments, quick serve restaurants, hotels, casinos, cafeterias, golf courses, and wineries.

On January 30, 2015, we acquired the net assets of pcAmerica for a cash payment of $15.0 million. The purchase was funded from a combination of operating cash and financing under the 2014 Revolving Credit Facility. PcAmerica delivers POS systems to streamline daily operations, including customer transactions, inventory tracking, employee labor, and marketing reports to meet the evolving needs of retail stores and restaurants.

On October 31, 2014, we acquired the net assets of Xpient for a cash payment of $30.0 million. The purchase price was funded from a combination of operating cash and financing under the 2014 Revolving Credit Facility. Xpient provides POS software solutions to enterprise customers primarily in the food service industry.

On February 15, 2014, we purchased the assets of Liquor POS for a $3.3 million cash payment. The purchase price was financed from operating cash flows. Liquor POS is a leading provider of POS systems to the liquor retail vertical.

Cash Flows Provided By Operating Activities. We reported net cash provided by operating activities of $77.3 million for the six months ended June 30, 2015, compared to $34.2 million in the six months ended June 30, 2014. Cash provided by operating activities reflects the benefit of higher net income as adjusted for non-cash operating items including increases in amortization of capitalized customer acquisition costs, and depreciation and amortization. Additionally, the increase in net cash provided for the six months ended June 30, 2015 reflects timing of collections of unearned income and payments of income taxes.
Other major determinants of operating cash flow are net signing bonus payments, which consume operating cash as we install new merchants, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. We paid net signing bonuses of $21.4 million and $18.2 million, respectively, in the six months ended June 30, 2015 and 2014. In the six months ended June 30, 2015 and 2014, we reduced our accrued buyout liability by making buyout payments of $9.8 million and $8.0 million, respectively. The increase in buyouts for the six months ended June 30, 2015 reflects the company initiating buyouts of residual commissions owned by salespersons.

Cash Flows Used In Investing Activities. Net cash used in investing activities was $90.1 million for the three months ended June 30, 2015, compared to $46.4 million for the six months ended June 30, 2014.
Cash flows used in investing activities for the six months ended June 30, 2015 reflect the purchases, net of cash acquired, of pcAmerica, Dinerware and Payroll 1 for $15.0 million, $15.0 million and $30.0 million, respectively. Cash flows used in investing activities for the six months ended June 30, 2014 reflect the purchase, net of cash, of Liquor POS for $3.3 million and MCS Software for $17.3 million. We made capital expenditures of $29.2 million during the six months ended June 30, 2015, compared to $26.0 million in the six months ended June 30, 2014. We continue building our technology infrastructure, primarily for hardware and software needed for the development and expansion of our products and operating platforms. To further develop our technology, we anticipate that these expenditures will continue near current levels in the future.
Cash Flows Used In Financing Activities. Net cash used in financing activities was $7.4 million for the six months ended June 30, 2015, compared to $5.9 million for the six months ended June 30, 2014.
During six months ended June 30, 2015, we borrowed $131.0 million and made payments of $138.4 million, resulting in a net decrease of $7.4 million in borrowings under our credit facilities. During the six months ended June 30, 2014, we borrowed $60.0 million and made payments of $10.0 million.
Cash dividends paid in the six months ended June 30, 2015 were $7.3 million, compared to dividends paid of $6.2 million in the six months ended June 30, 2014. See “— Dividends on Common Stock” for more information on our common stock dividends.

Cash used in financing activities in the six months ended June 30, 2014 included cash used for common stock repurchases. We used $54.5 million of cash to repurchase 1,347,817 shares of our common stock during the six months ended June 30, 2014.

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
On September 4, 2014, we borrowed $375 million under the 2014 Term Credit Facility to fund the TouchNet Acquisition. At June 30, 2015, we had $360.9 million outstanding under the 2014 Term Credit Facility.

The 2014 Credit Agreement contains covenants which include: maintenance of certain leverage and fixed charge coverage ratios; limitations on our indebtedness, liens on our properties and assets, investments in, loans to other business units, and our ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to certain of our subsidiaries. We were in compliance with these covenants as of June 30, 2015 and December 31, 2014 and expect we will remain in compliance with the covenants of the 2014 Credit Agreement for at least the next twelve months. We had $191.5 million and $189.5 million outstanding under our 2014 Revolving Credit Facility at June 30, 2015 and December 31, 2014, respectively.

Dividends on Common Stock. The following table summarizes quarterly cash dividends declared and paid during the six months ended June 30, 2015 and June 30, 2014:

Date Declared	Record Date	Date Paid	Amount Paid Per Common Share
Six Months Ended June 30, 2015
February 13, 2015	March 2, 2015	March 13, 2015	$0.10
April 30, 2015	May 28, 2015	June 15, 2015	$0.10

Six Months Ended June 30, 2014
February 5, 2014	March 3, 2014	March 14, 2014	$0.085
April 30, 2014	May 23, 2014	June 13, 2014	$0.085

On July 29, 2015, our Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on September 15, 2015 to stockholders of record on August 25, 2015.

Contractual Obligations. The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we must do so. As the majority of our SME transactions involve the delivery of the product or service at the time of the transaction, a good basis to estimate our exposure to chargebacks is the last four months' bankcard processing volume on our SME portfolio, which was $31.5 billion for the four months ended June 30, 2015 and $27.8 billion for the four months ended December 31, 2014. However, during the four months ended June 30, 2015 and December 31, 2014, we were presented with $14.7 million and $16.0 million, respectively, of chargebacks by issuing banks. In the six months ended June 30, 2015 and the year ended December 31, 2014, we experienced merchant losses of $1.9 million and $7.3 million, respectively, or 0.43 basis points and 0.90 basis points, respectively, on total SME bankcard dollar volumes processed of $44.6 billion and $81.1 billion, respectively. In the year ended December 31, 2014, our losses included $4.6 million resulting from chargebacks from a single merchant who entered bankruptcy in the fourth quarter. These losses are included in processing and servicing expense in our Condensed Consolidated Statements of Income.

The following table reflects our significant contractual obligations as of June 30, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$10,278	$4,538	$5,290	$450	$—
Telecommunications providers (b)	7,837	3,566	4,271	—	—
Facility and equipment leases	77,716	15,557	21,599	14,533	26,027
2014 Term Credit Facility	360,937	18,750	46,875	295,312	—
2014 Revolving Credit Facility (c)	191,500	—	—	191,500	—
Capital Lease Obligation	101	29	72	—	—
	$648,369	$42,440	$78,107	$501,795	$26,027

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

(c)
Interest rates on the 2014 Revolving Credit Facility are variable in nature; however, we are party to fixed-pay amortizing interest rate swaps having a remaining notional amount of $7.5 million. If interest rates were to remain at the June 30, 2015 level, we would make interest payments of $0.1 million this year including net settlements on the fixed-pay amortizing interest rate swaps. The 2014 Revolving Credit Facility is available on a revolving basis until September 4, 2019. While we are not contractually obligated to pay $18.0 million of the outstanding balance of the 2014 Revolving Credit Facility, we include this amount in the Current portion of borrowings on the Condensed Consolidated Balance Sheet since we intend to pay this amount in July 2015.

Unrecognized Tax Benefits. At June 30, 2015, we had gross tax-effected unrecognized tax benefits of approximately $8.2 million. As of June 30, 2015, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

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

We have interest rate risk related to our amount payable to our sponsor banks. Within our amount payable to our sponsor banks are balances which our sponsor banks have advanced to our SME merchants for interchange fees. Historically, these advances to our SME merchants were funded first with our available cash, then by incurring a payable to our sponsor banks when that cash had been expended. These merchant advances are first funded from settlement cash received from bankcard networks when receipt of that settlement cash precedes the funding obligation to the SME merchant. The amount due to sponsor banks for funding merchant advances was $54.4 million at June 30, 2015. During the quarter ended June 30, 2015, the average daily interest-bearing balance of that payable was approximately $26.1 million. A hypothetical 100 basis point change in short-term interest rates applied to our average payable to sponsor banks would result in a change of approximately $261,000 in annual pre-tax income.

We also incur interest rate risk on borrowings under our 2014 Credit Agreement. The 2014 Credit Agreement provides for a revolving credit facility in the aggregate amount of up to $400.0 million, of which up to $35.0 million may be used for the issuance of letters of credit and up to $35.0 million is available for swing line loans. Subject to the terms and conditions of the Credit Agreement, without the consent of the existing lenders (but subject to the receipts of commitments), the 2014 Revolving Credit Facility may be increased and new incremental term loans may be issued in an aggregate principal amount of up to $150 million for all such increases under the 2014 Revolving Credit Facility or 2014 Term Loan Facility. The 2014 Revolving Credit

Facility is available to us on a revolving basis until September 4, 2019. All principal and interest not previously paid on the 2014 Revolving Credit Facility will mature and be due and payable on September 4, 2019. At June 30, 2015, there was $360.9 million outstanding under the 2014 Term Credit Facility and $191.5 million outstanding under the 2014 Revolving Credit Facility.

We have entered into fixed-pay amortizing interest rate swaps on a portion of the variable rate debt outstanding under the 2014 Credit Agreement. At June 30, 2015, the remaining notional amount of these interest rate swaps was $7.5 million. These interest rate swaps convert an equal amount of variable rate debt to fixed rate. The impact that a hypothetical 100 basis point increase in short-term interest rates would have on our outstanding June 30, 2015 balances under the Credit Agreement would be a decline of approximately $5.4 million in annual pre-tax income, including the benefit from interest rate swaps.

While the bulk of our cash and cash-equivalents are held in checking accounts or money market funds, we do hold certain fixed-income investments with maturities within three years. At June 30, 2015, a hypothetical 100 basis point increase in short-term interest rates would result in an increase of approximately $336,000 in annual pre-tax income from investment holdings, but a decrease in the value of fixed-rate investments of approximately $698,000. A hypothetical 100 basis point decrease in short-term interest rates would result in a decrease of approximately $336,000 in annual pre-tax income from money market funds, but an increase in the value of fixed-rate instruments of approximately $698,000.

Office Facilities
At June 30, 2015, we owned one facility and leased thirty-five facilities which we use for operational, sales and administrative purposes.

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

As of June 30, 2015, we also leased the following facilities located throughout the United States to operate our business. Multi-purpose facilities include administrative, sales, operations, technology and facilities shared by multiple business segments.

Segment	Square Feet	Expiration
Multi-purpose	236,634	1/14/2019 to 12/31/2026
Campus Solutions	69,529	7/31/2016 to 12/31/2019
Heartland School Solutions	39,815	5/25/2016 to 6/30/2023
Heartland Payroll Solutions	87,643	7/31/2015 to 7/31/2019
Heartland Commerce	100,420	6/30/2015 to 1/31/2022
Heartland Marketing Solutions	10,838	12/31/2016
	544,879
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
Changes in Internal Controls
During the quarter ended June 30, 2015, there was no change in our internal controls over financial reporting (as defined in Rule 13 a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
(b) None
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On May 8, 2014, our Board of Directors authorized the repurchase of up to $75 million of our outstanding common stock. As of June 30, 2015, we have not repurchased any shares under the May 8, 2014 authorization.

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

*31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*10.1	Heartland Payment Systems, Inc. Second Amended and Restated 2008 Equity Incentive Plan.

*101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30,2015, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income and Comprehensive Income; (ii) The Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flow; (iv) the Consolidated Statements of Equity; and (v) the Notes to the Consolidated Financial Statements.

_____________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 6, 2015

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

By:	/S/ ROBERT O. CARR
Robert O. Carr
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ SAMIR M. ZABANEH
Samir M. Zabaneh
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

*31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*10.1	Heartland Payment Systems, Inc. Second Amended and Restated 2008 Equity Incentive Plan.

*101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income and Comprehensive Income; (ii) The Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flow; (iv) the Consolidated Statements of Equity; and (v) the Notes to the Consolidated Financial Statements.

_____________________

*	Filed herewith.