Form 10-Q
period 2015-09-30
HEARTLAND PAYMENT SYSTEMS INC
filed 2015-11-06
CIK 1144354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
As of November 2, 2015, there were 36,755,918 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$43,148	$70,793
Funds held for customers	180,458	176,492
Receivables, net	258,378	234,104
Investments	107	106
Inventory	10,279	12,048
Prepaid expenses	21,625	22,658
Current tax assets	749	15,082
Current deferred tax assets, net	12,311	9,308
Total current assets	527,055	540,591
Capitalized customer acquisition costs, net	83,192	73,107
Property and equipment, net	168,244	154,303
Goodwill	475,317	425,712
Intangible assets, net	197,254	192,553
Deposits and other assets, net	1,677	1,507
Total assets	$1,452,739	$1,387,773

Liabilities and Equity
Current liabilities:
Due to sponsor banks	$49,266	$31,165
Accounts payable	58,576	58,460
Customer fund deposits	180,458	176,492
Processing liabilities	119,884	119,398
Current portion of accrued buyout liability	17,471	15,023
Current portion of borrowings	48,793	36,792
Current portion of unearned revenue	53,150	46,601
Accrued expenses and other liabilities	49,050	41,517
Total current liabilities	576,648	525,448
Deferred tax liabilities, net	59,057	45,804
Reserve for unrecognized tax benefits	8,630	7,315
Long-term borrowings	450,041	523,122
Long-term portion of accrued buyout liability	38,175	32,970
Long-term portion of unearned revenue	3,025	2,354
Total liabilities	1,135,576	1,137,013
Commitments and contingencies (Note 11)	—	—

Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,752,588 and 36,344,921 shares issued and outstanding at September 30, 2015 and December 31, 2014	37	36
Additional paid-in capital	271,171	255,921
Accumulated other comprehensive loss	(8)	(130)
Retained earnings (accumulated deficit)	45,963	(5,067)
Total equity	317,163	250,760
Total liabilities and equity	$1,452,739	$1,387,773
See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total revenues	$705,667	$600,626	$1,983,818	$1,706,768
Costs of services:
Interchange	425,572	373,372	1,194,461	1,059,241
Dues, assessments and fees	65,506	57,864	180,548	163,218
Processing and servicing	85,817	69,328	246,227	204,985
Customer acquisition costs	15,501	12,289	44,284	34,907
Depreciation and amortization	11,541	7,981	33,382	20,472
Total costs of services	603,937	520,834	1,698,902	1,482,823
General and administrative	59,216	49,381	174,212	137,241
Total expenses	663,153	570,215	1,873,114	1,620,064
Income from operations	42,514	30,411	110,704	86,704
Other income (expense):
Interest income	29	33	82	95
Interest expense	(3,647)	(2,142)	(11,178)	(4,450)
Other, net	(9)	3,581	(309)	3,869
Total other (expense) income	(3,627)	1,472	(11,405)	(486)
Income before income taxes	38,887	31,883	99,299	86,218
Provision for income taxes	15,006	11,727	37,274	34,579
Net income	23,881	20,156	62,025	51,639
Less: Net loss attributable to noncontrolling interests	—	(302)	—	(2,011)
Net income attributable to Heartland	$23,881	$20,458	$62,025	$53,650

Earnings per common share:
Basic	$0.65	$0.57	$1.69	$1.47
Diluted	$0.64	$0.56	$1.67	$1.44

Weighted average number of common shares outstanding:
Basic	36,744	36,069	36,600	36,388
Diluted	37,281	36,850	37,186	37,249

Dividends declared per share:	$0.10	$0.085	$0.30	$0.255

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$23,881	$20,156	$62,025	$51,639
Other comprehensive income (loss):
Reclassification of losses (gains) on investments, net of income tax of $(7), $5, $(7) and $108	12	(6)	12	(170)
Unrealized gains (losses) on investments, net of income tax of $11, $(5), $16 and $5	28	(8)	43	6
Unrealized gains on derivative financial instruments, net of income tax of $17, $28, $50 and $83	11	45	67	140
Comprehensive income	23,932	20,187	62,147	51,615
Less: Comprehensive loss attributable to noncontrolling interests	—	(302)	—	(2,011)
Comprehensive income attributable to Heartland	$23,932	$20,489	$62,147	$53,626

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Heartland Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares	Amount
Nine Months Ended September 30, 2014
Balance, January 1, 2014	36,951	$37	$245,055	$(88)	$35,960	$(20,489)	$6,188	$266,663
Issuance of common stock– options exercised	346	—	4,482	—	—	—	—	4,482
Issuance of common stock – RSU’s vested	230	—	(5,225)	—	—	—	—	(5,225)
Excess tax benefit on employee share-based compensation	—	—	5,670	—	—	—	—	5,670
Repurchase of common stock	(1,348)	—	—	—	—	(54,455)	—	(54,455)
Retirement of treasury stock	—	(1)	(12,368)	—	(62,575)	74,944	—	—
Share-based compensation	—	—	10,936	—	—	—	—	10,936
Acquisition of noncontrolling interest	—	—	3,577	—	—	—	(4,177)	(600)
Other comprehensive loss	—	—	—	(24)	—	—	—	(24)
Dividends on common stock	—	—	—	—	(9,249)	—	—	(9,249)
Net income (loss) for the period		—	—	—	53,650	—	(2,011)	51,639
Balance, September 30, 2014	36,179	$36	$252,127	$(112)	$17,786	$—	$—	$269,837

Nine Months Ended September 30, 2015
Balance, January 1, 2015	36,345	$36	$255,921	$(130)	$(5,067)	$—	$—	$250,760
Issuance of common stock– options exercised	173	—	2,677	—	—	—	—	2,677
Issuance of common stock – RSU’s vested	235	1	(7,145)	—	—	—	—	(7,144)
Excess tax benefit on employee share-based compensation	—	—	5,578	—	—	—	—	5,578
Share-based compensation	—	—	14,140	—	—	—	—	14,140
Other comprehensive income	—	—	—	122	—	—	—	122
Dividends on common stock	—	—	—	—	(10,995)	—	—	(10,995)
Net income for the period	—	—	—	—	62,025	—	—	62,025
Balance, September 30, 2015	36,753	$37	$271,171	$(8)	$45,963	$—	$—	$317,163

See accompanying notes to condensed consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$62,025	$51,639
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	44,420	38,056
Other depreciation and amortization	46,283	33,516
Addition to loss reserves	2,528	3,000
Provision for doubtful receivables	4,991	3,010
Deferred taxes	3,611	8,361
Share-based compensation	14,140	10,936
Write off of fixed assets and other	1,223	(3,315)
Changes in operating assets and liabilities:
Increase in receivables	(27,594)	(11,339)
Decrease (increase) in inventory	1,896	(287)
Payment of signing bonuses, net	(33,855)	(27,647)
Increase in capitalized customer acquisition costs	(20,650)	(18,349)
Decrease (increase) in current tax assets	19,870	(2,957)
Decrease in prepaid expenses, deposits and other assets	1,190	29
Excess tax benefits on employee share-based compensation	(5,578)	(5,670)
Increase in reserve for unrecognized tax benefits	1,315	1,136
Increase in due to sponsor banks	18,101	22,074
Decrease in accounts payable	(1,443)	(12,509)
Increase (decrease) in unearned revenue	4,620	(2,414)
Decrease in accrued expenses and other liabilities	(2,809)	(12,304)
Decrease in processing liabilities	(2,076)	(29,016)
Payouts of accrued buyout liability	(12,861)	(9,621)
Increase in accrued buyout liability	20,514	15,199
Net cash provided by operating activities	139,861	51,528
Cash flows from investing activities
Purchase of investments	(1,546)	(31,017)
Sales of investments	—	17,215
Maturities of investments	1,800	—
Decrease in funds held for customers	42,055	18,849
Decrease in customer fund deposits	(42,309)	(5,064)
Acquisitions of businesses, net of cash acquired	(60,969)	(355,066)
Capital expenditures	(42,734)	(39,140)
Net cash used in investing activities	(103,703)	(394,223)
Cash flows from financing activities
Proceeds from borrowings, net	171,000	436,392
Principal payments on borrowings	(232,063)	(17,500)
Proceeds from exercise of stock options	2,677	4,482
Excess tax benefits on employee share-based compensation	5,578	5,670
Repurchases of common stock	—	(54,455)
Dividends paid on common stock	(10,995)	(9,249)
Net cash (used in) provided by financing activities	(63,803)	365,340

Net (decrease) increase in cash	(27,645)	22,645
Cash at beginning of year	70,793	71,932
Cash at end of period	$43,148	$94,577

Supplemental cash flow information
Cash paid during the period for:
Interest	$9,946	$3,559
Income taxes	12,311	28,038
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

The accompanying condensed consolidated financial statements are unaudited. In the opinion of the Company's management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company's financial position at September 30, 2015, its results of operations for the three and nine months ended September 30, 2015 and 2014 and changes in equity and cash flows for the nine months ended September 30, 2015 and 2014. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K"). For a summary of all significant accounting policies, refer to Note 2 of the 2014 Form 10-K. The December 31, 2014 Condensed Consolidated Balance Sheet was derived from the audited 2014 consolidated financial statements.

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

Use of Estimates— The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include, among other things, the accrued buyout liability, capitalized customer acquisition costs, goodwill and intangible asset impairment review, revenue recognition for multiple element arrangements, loss reserves, certain accounts payable and accrued expenses and certain tax assets and liabilities as well as the related valuation allowances, if any. Actual results could differ from those estimates.
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

Approximately 72% of the Company's revenue is derived from processing and settling Visa and MasterCard bankcard transactions for its merchant customers. Because the Company is not a ''member bank'' as defined by Visa and MasterCard, in order to process and settle these bankcard transactions for its merchants, the Company has entered into sponsorship agreements with member banks. Visa and MasterCard rules restrict the Company from performing funds settlement or accessing merchant settlement funds and require that these funds be in the possession of the member bank until the merchant is funded. A sponsorship agreement with a member bank permits the Company to route Visa and MasterCard bankcard transactions under the member bank's control and identification numbers to clear credit and signature debit bankcard transactions through Visa and MasterCard. A sponsorship agreement also enables the Company to settle funds between cardholders and merchants by delivering funding files to the member bank, which in turn transfers settlement funds to the merchants' bank accounts. These restrictions place the settlement assets and obligations under the control of the member bank.
The sponsorship agreements with the member banks require, among other things, that the Company abide by the bylaws and regulations of the Visa and MasterCard networks, and certain sponsor banks require a cash balance in a deposit account. If the Company were to breach a sponsorship agreement and under certain other circumstances, the sponsor banks may terminate the agreement and, under the terms of the agreement, the Company would have six months to identify an alternative sponsor bank. The Company is generally dependent on its sponsor banks, Visa and MasterCard for notification of any compliance breaches. As of September 30, 2015, the Company has not been notified of any such issues by its sponsor banks, Visa or MasterCard.

As of September 30, 2015, the Company is party to three bank sponsorship agreements.

•
Processing for the majority of the Company’s small and mid-sized merchants (referred to as "Small and Midsized Enterprises," or “SME merchants”) is performed under a February 8, 2012, sponsorship agreement with Wells Fargo Bank, N.A. ("WFB"). The WFB sponsorship agreement is in effect until February 8, 2016 and would automatically renew for three years unless either party provides written notice of non-renewal to the other party. On November 5, 2015, the Company provided written notice of non-renewal to WFB. Under the terms of the WFB sponsorship agreement, the Company has up to six months beyond February 8, 2016 to complete a conversion of its SME merchants to another sponsorship arrangement.

On November 5, 2015, the Company entered into a sponsorship agreement with Deutsche Bank Trust Company Americas ("Deutsche Bank") for its SME merchants. The Company is highly confident it will complete the conversion of its SME merchants to the Deutsche Bank sponsorship arrangement within the six-month conversion period beginning February 8, 2016. The sponsorship agreement with Deutsche Bank involves substantially the same terms as applied in the February 8, 2012 agreement with WFB. The agreement with Deutsche Bank is for a five-year term expiring on November 5, 2020 and will automatically renew for successive one-year periods unless either party provides six months written notice of non-renewal to the other party.

•
In November 2009, the Company entered into a sponsorship agreement with The Bancorp Bank ("TBB") to sponsor processing for the Company's Network Services merchants, which are predominantly petroleum industry merchants of all sizes (referred to as "Network Services Merchants"), and since October 2013, certain of the Company's SME merchants. In August 2015, the agreement with TBB automatically renewed until February 2017. The agreement with TBB expires in February 2017 and will automatically renew for successive one-year periods unless either party provides six months written notice of non-renewal to the other party.

•
On March 24, 2011, the Company entered into a sponsorship agreement with Barclays Bank Delaware to sponsor processing for certain of the Company's large national merchants. In September 2015, the agreement with Barclays Bank Delaware automatically renewed until March 2017. The agreement with Barclays Bank Delaware expires in March 2017 and will automatically renew for successive one-year periods unless either party provides six months written notice of non-renewal to the other party.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The following is a breakout of the Company’s total Visa and MasterCard settled card processing volume for the month ending September 30, 2015 by percentage processed under its individual bank sponsorship agreements:

	% of	September 2015
Sponsor Bank	Bankcard Processing Volume
Wells Fargo Bank, N.A.	71%
The Bancorp Bank	20%
Barclays Bank Delaware	9%

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
("American Express") the Company: (a) provided solicitation services by signing new-to-American Express merchants directly with American Express; (b) provided transactional support services on behalf of American Express to the Company's American
Express accepting merchants; and (c) provided processing, settlement, customer support and reporting to merchants, similar to the services provided for the merchants' Visa, MasterCard and Discover transactions. In May 2014, the Company began offering a new American Express Card Acceptance Program (referred to as "OptBlue") to new merchants. The Company converted a majority of its existing merchants who were processing under the prior sales and servicing agreement with American Express to OptBlue during the third quarter of 2014.  As a participant in OptBlue, the Company acquires, contracts, and establishes pricing, as well as provides customer service to merchants, similar to the transaction processing services the Company provides through Discover, Visa and MasterCard. The Company also uses its sponsor banks to assist in funding its merchants' American Express transactions.

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

In April 2015, the FASB issued guidance on debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. In August 2015, the FASB issued updated guidance to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis. The effect on the Company’s consolidated financial statements is still being evaluated.

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

In September 2015, the FASB issued guidance to simplify the accounting for measurement-period adjustments for business combinations. The new guidance eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. This amendment is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2015. Early adoption is permitted. The new guidance should be applied on a prospective basis. The effect on the Company’s consolidated financial statements is still being evaluated.

2. Supplementary Financial Statement Information
Cash—At September 30, 2015, cash included approximately $16.5 million of processing-related cash in transit and collateral, compared to approximately $17.8 million of processing-related cash in transit and collateral at December 31, 2014. Processing-related cash in transit and collateral includes merchant deposits, collateral deposits, and funds in transit relating to timing differences for the Company's card and non-card payment processing businesses.
Other Income (Expense)— Other income (expense) consists of interest income on cash and investments, the interest cost on the Company's borrowings, gains or losses on the disposal of assets, write downs of capitalized information technology development projects and other non-operating income or expense items.

As a result of the stock purchase agreement that the Company entered into on August 6, 2014 with the noncontrolling shareholders of Leaf Acquisition, LLC ("Leaf"), the Company was released from a contingent earn-out liability to those noncontrolling shareholders and recognized a pre- and after-tax gain of $3.6 million in the three and nine months ended September 30, 2014. The non-cash impact of the gain associated with the release of the contingent earn-out liability is recorded in "Other, net" in the Condensed Consolidated Statements of Income and "Write off of fixed assets and other" in the Condensed Consolidated Statement of Cash Flows.

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
The provision for income taxes for the three and nine months ended September 30, 2015 and 2014 and the resulting effective tax rates were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Provision for income taxes	$15,006	$11,727	$37,274	$34,579
Effective tax rate	38.6%	36.8%	37.5%	40.1%

The effective tax rate for the three months ended September 30, 2015, reflects an increase as compared to the three months ended September 30, 2014 due to a benefit recognized in the three months ended September 30, 2014 for the permanent non-taxable status of the gain recognized on the release of a contingent earn-out liability to the former noncontrolling shareholders of Leaf.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The decrease in the effective tax rate for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily reflects the partial recognition of deferred tax benefits during the first quarter of 2015 from past accumulated losses of Leaf due to the generation of future taxable income resulting from the Company's acquisition of Dinerware, Inc. ("Dinerware"). The structure of this acquisition along with the corresponding preliminary purchase price allocation resulted in the recording of deferred tax liabilities on finite lived intangible assets that will provide a source of future taxable income. Additionally, the Company’s effective tax rate benefited from its ability to utilize the losses generated from Leaf against consolidated taxable income since its August 6, 2014 acquisition of the shares held by the former noncontrolling shareholders of Leaf.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the Company's estimated tax rate changes, it makes a cumulative adjustment in that period.
The Company regularly evaluates its tax positions for additional unrecognized tax benefits and associated interest and penalties, if applicable. There are many factors that are considered when evaluating these tax positions including: interpretation of tax laws, recent tax litigation on a position, past audit or examination history, and subjective estimates and assumptions, which have been deemed reasonable by management. The Company does not expect any material changes to unrecognized tax benefits in the next twelve months. At September 30, 2015, the reserve for unrecognized tax benefits related to uncertain tax positions was $8.6 million, of which $5.8 million would, if recognized, impact the effective tax rate. At December 31, 2014, the reserve for unrecognized tax benefits related to uncertain tax positions was $7.3 million, of which $4.9 million would, if recognized, impact the effective tax rate.

Share–Based Compensation— The Company expenses employee share-based compensation under the fair value method. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The Company grants three types of Restricted Share Units (“RSUs”): service-based RSUs, performance-based RSUs (“PRSUs”), and total shareholder return RSUs (“TRSUs”). The Company's Board of Directors approves grants of PRSUs and TRSUs with grant-specific vesting and performance target terms. The methods and assumptions used in the determination of the fair value of share-based awards and measurement of performance targets are consistent with those described in the 2014 Form 10-K. Share-based compensation costs recognized were $4.4 million and $3.4 million, respectively, for the three months ended September 30, 2015 and 2014 and $14.1 million and $10.9 million, respectively, for the nine months ended September 30, 2015 and 2014.

Common Stock Repurchases— On May 8, 2013, the Company's Board of Directors authorized the repurchase of up to $75 million of the Company's outstanding common stock. During the nine months ended September 30, 2014, the Company had repurchased 1,347,817 shares for $54.5 million at an average cost of approximately $40.40 per share. Total repurchases under this authorization were 1,882,417 shares for $74.9 million at an average cost of approximately $39.81 per share. Repurchases under this authorization were completed during the second quarter of 2014. These repurchases were made through the open market in accordance with applicable laws and regulations. On May 8, 2014, the Company's Board of Directors authorized the repurchase of up to $75 million of the Company's outstanding common stock. As of September 30, 2015, the Company has not repurchased any shares under the May 8, 2014 authorization.

The Company intends to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources, including the 2014 Revolving Credit Facility. The manner, timing and amount of repurchases, if any, will be determined by management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements. The repurchase program may be modified or discontinued at any time.

Noncontrolling Interests— Prior to August 6, 2014, the Company owned 66.67% of the outstanding capital stock of Leaf. Noncontrolling shareholders' share of after-tax net loss of Leaf was included in Net loss attributable to noncontrolling interests in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2014. On August 6, 2014, the Company entered into a stock purchase agreement with the noncontrolling shareholders of Leaf under which it acquired all shares of Leaf common stock held by the noncontrolling shareholders. As a result of this transaction, Leaf became a wholly-owned subsidiary of the Company and there is no noncontrolling interest on the Condensed Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Subsequent Events—The Company evaluated subsequent events through the issuance date with respect to the condensed consolidated financial statements as of and for the nine months ended September 30, 2015. On October 30, 2015, the Company acquired the stock of Menusoft Systems Corporation (a.k.a. “Digital Dining”) for a cash payment of $18.7 million. The purchase price was financed under the 2014 Revolving Credit Facility.

3. Acquisitions

Campus Solutions

TouchNet Information Systems, Inc.
On September 4, 2014, the Company completed the acquisition of TouchNet for a cash payment of $375 million, less a net working capital deficit, for all outstanding common shares. The purchase was funded through a new five-year $375 million term loan.

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

The following table summarizes the purchase price allocation (in thousands):
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

The following pro forma information shows the results of the Company's operations for the three and nine months ended September 30, 2014 as if the TouchNet acquisition had occurred on January 1, 2013. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. The pro forma information is also not intended to be a projection of future results due to the integration of the acquired business.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(In thousands, except share data)
Total revenues	$619,861	$1,760,516
Net income attributable to Heartland	$19,205	$55,538
Basic earnings per share	$0.53	$1.53
Diluted earnings per share	$0.52	$1.49

Heartland School Solutions

MCS Software Corporation
On April 1, 2014, the Company purchased the net assets of MCS Software Corporation ("MCS Software") for a $17.3 million cash payment. The purchase price was financed under an existing credit facility and from operating cash flows.

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

The transaction was accounted for under the acquisition method of accounting. Beginning February 27, 2015, Payroll 1's results of operations were included in the Company's results of operations. The allocation of the total purchase price was as follows: $20.8 million to goodwill, $14.5 million to intangible assets and $4.5 million to net tangible liabilities. The fair values are preliminary, based on estimates, and may be adjusted as the Company analyzes what was known and knowable at the acquisition date, including the finalization of valuations. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Goodwill is not expected to be deductible for income tax reporting.

The weighted average amortization life for the 2015 acquired finite lived intangible assets related to the acquisition of Payroll 1 is as follows:
Weighted average amortization life
(In years)
Customer relationships	13
Software	6
Non-compete agreement	4
Overall	12

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Heartland Commerce

Dinerware, LLC
On February 11, 2015, the Company purchased the stock of Dinerware for a $15.0 million cash payment, plus net working capital. The purchase price was funded from a combination of operating cash and financing under the 2014 Revolving Credit Facility.

The transaction was accounted for under the acquisition method of accounting. Beginning on February 11, 2015, Dinerware's results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $12.8 million to goodwill, $2.6 million to intangible assets, and $0.2 million to net tangible liabilities. The fair values are preliminary, based on estimates, and may be adjusted as the Company analyzes what was known and knowable at the acquisition date, including the finalization of valuations. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Goodwill is not expected to be deductible for income tax reporting.

The weighted average amortization life for the 2015 acquired finite lived intangible assets related to the acquisition of Dinerware is as follows:
Weighted average amortization life
(In years)
Customer relationships	17
Software	5
Trademark	5
Non-compete agreement	3
Overall	13

pcAmerica, LLC
On January 30, 2015, the Company purchased the assets of Automation, Inc. ("pcAmerica") for a $15.0 million cash payment, plus net working capital. The cash purchase price was funded from a combination of operating cash and financing under the 2014 Revolving Credit Facility.

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

The transaction was accounted for under the acquisition method of accounting. Beginning October 31, 2014, Xpient's results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $21.5 million to goodwill, $9.5 million to intangible assets and $3.0 million to net tangible assets. The fair values of Xpient's assets acquired and liabilities assumed were estimated as of their acquisition date. Pro forma results of operations

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

have not been presented because the effect of this acquisition was not material. Goodwill is expected to be deductible for income tax reporting.

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

The weighted average amortization life for the 2014 acquired finite lived intangible assets related to the acquisition of Liquor POS is as follows:
Weighted average amortization life
(In years)
Customer relationships	10
Software	7
Patents	5
Non-compete agreement	5
Overall	9

4. Receivables
A summary of receivables by major class was as follows at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(In thousands)
Accounts receivable from merchants and customers	$222,422	$200,912
Accounts receivable from bankcard networks	33,613	31,279
Accounts receivable from others	4,297	3,465
	260,332	235,656
Less allowance for doubtful accounts	(1,954)	(1,552)
Total receivables, net	$258,378	$234,104

Included in accounts receivable from others are amounts due from employees (predominantly salespersons), which were $2.7 million and $1.6 million at September 30, 2015 and December 31, 2014, respectively. Accounts receivable related to bankcard networks are primarily amounts due from Discover and American Express for bankcard transactions.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

A summary of the activity in the allowance for doubtful accounts for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Beginning balance	$1,593	$1,780	$1,552	$1,032
Out-of-Period adjustment (a)	—	—	—	875
Additions to allowance	2,285	557	4,991	1,685
Charges against allowance	(1,924)	(1,234)	(4,652)	(2,489)
Additions for acquisitions (b)	—	450	63	450
Ending balance	$1,954	$1,553	$1,954	$1,553
(a) See Note 1, Organization and Operations for a discussion of an Out-of-Period adjustment.
(b) Consists of allowances of businesses acquired during the nine months ended September 30, 2015 and 2014.

5. Funds Held for Customers
A summary of Funds held for customers, including the amortized cost, gross unrealized gains (losses) and estimated fair value for available-for-sale securities by major security type and class of security were as follows at September 30, 2015 and December 31, 2014:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
September 30, 2015
Funds held for customers
Conservative income bond fund - available for sale	$13,012	$—	$(29)	$12,983
Fixed income - municipal bonds - available for sale	14,031	32	(8)	14,055
Cash and cash equivalents held for customers	153,420	—	—	153,420
Total funds held for customers	$180,463	$32	$(37)	$180,458

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2014
Funds held for customers
Conservative income bond fund - available for sale	$13,012	$—	$(16)	$12,996
Fixed income - municipal bonds - available for sale	14,688	2	(51)	14,639
Cash and cash equivalents held for customers	148,857	—	—	148,857
Total funds held for customers	$176,557	$2	$(67)	$176,492

Expected maturities of the Fixed income - municipal bonds at September 30, 2015 are as follows:

	Total	Less Than 1 Year	1 To 5 Years	5 To 10 Years
	(In thousands)
September 30, 2015
Funds held for customers:
Fixed income - municipal bonds - available for sale cost	$14,031	$2,931	$11,100	$—
Fixed income - municipal bonds - available for sale estimated fair value	$14,055	$2,933	$11,122	$—
During the nine months ended September 30, 2015, the Company did not experience any other-than-temporary losses on its investments.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

During the nine months ended September 30, 2014, the Company sold available for sale securities for $17.2 million and realized a gain of $0.3 million which was recognized in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2014.

6. Capitalized Customer Acquisition Costs, Net
A summary of net capitalized customer acquisition costs as of September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Capitalized signing bonuses	$111,155	$98,879
Less accumulated amortization	(51,539)	(47,238)
	59,616	51,641
Capitalized customer deferred acquisition costs	61,570	54,583
Less accumulated amortization	(37,994)	(33,117)
	23,576	21,466
Capitalized customer acquisition costs, net	$83,192	$73,107

A summary of the activity in capitalized customer acquisition costs, net for the three and nine month periods ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$78,640	$66,433	$73,107	$61,027
Plus additions to:
Capitalized signing bonuses, net	12,468	9,468	33,855	27,647
Capitalized customer deferred acquisition costs	7,521	6,192	20,650	18,349
	19,989	15,660	54,505	45,996
Less amortization expense on:
Capitalized signing bonuses, net	(8,928)	(7,703)	(25,880)	(22,357)
Capitalized customer deferred acquisition costs	(6,509)	(5,423)	(18,540)	(15,699)
	(15,437)	(13,126)	(44,420)	(38,056)
Balance at end of period	$83,192	$68,967	$83,192	$68,967

Net signing bonus adjustments from estimated amounts to actual were $(1.5) million and $(0.7) million for the three months ended September 30, 2015 and 2014, respectively and $(3.8) million and $(2.8) million, respectively, for the nine months ended September 30, 2015 and 2014. Net signing bonus adjustments are netted against additions in the table above. Negative signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year is less than the estimated gross margin for that year, resulting in the overpayment of the up-front signing bonus and would be recovered from the relevant salesperson. Positive signing bonus adjustments result from the prior underpayment of signing bonuses and would be paid to the relevant salesperson.

Fully amortized signing bonuses of $6.6 million and $6.9 million, respectively, were written off during the three month periods ended September 30, 2015 and 2014 and $21.6 million and $19.4 million, respectively, were written off during the nine month periods ended September 30, 2015 and 2014. In addition, fully amortized customer deferred acquisition costs of $4.4 million and $3.9 million, respectively, were written off during the three months ended September 30, 2015 and 2014 and $13.3 million and $11.3 million, respectively, were written off during the nine months ended September 30, 2015 and 2014.

The Company believes that no impairment of capitalized customer acquisition costs has occurred as of September 30, 2015.

7. Intangible Assets and Goodwill
Intangible Assets — Intangible assets consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$176,175	$31,349	$144,826	5 to 21 years—proportional cash flow
Merchant portfolios	4,214	3,456	758	7 years—proportional cash flow
Software	61,404	16,953	44,451	3 to 15 years—straight line
Non-compete agreements	6,162	3,713	2,449	3 to 5 years—straight line
Other	6,076	1,306	4,770	5 to 9 years—straight line
	$254,031	$56,777	$197,254

	December 31, 2014			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$159,925	$22,011	$137,914	6 to 21 years—proportional cash flow
Merchant portfolios	4,214	3,161	1,053	7 years—proportional cash flow
Software	58,377	13,300	45,077	1 to 15 years—straight line
Non-compete agreements	5,947	2,830	3,117	5 years—straight line
Other	5,800	408	5,392	5 to 9 years—straight line
	$234,263	$41,710	$192,553
Amortization expense related to the intangible assets was $5.1 million and $3.4 million, respectively, for the three months ended September 30, 2015 and 2014 and $15.1 million and $8.3 million, respectively, for the nine months ended September 30, 2015 and 2014. The estimated amortization expense related to intangible assets for the remainder of 2015 and the next five fiscal years are as follows:

For the Fiscal Year Ending December 31,
(In thousands)
2015	$5,031
2016	19,018
2017	17,472
2018	15,662
2019	14,236
2020	12,426
Thereafter	113,409
$197,254

Goodwill — The changes in the carrying amount of goodwill by segment for the nine months ended September 30,
2015 and 2014 were as follows (in thousands):
	Payment Processing	Campus Solutions	Heartland School Solutions	Heartland Payroll Solutions	Leaf	Other	Total
Balance, January 1, 2014	$43,701	$35,789	$53,350	$31,018	$20,619	$6,501	$190,978
Goodwill acquired during the period	—	222,076	13,592	—	—	2,247	237,915
Other (a)	—	—	(2,493)	—	(2,130)	—	(4,623)
Balance, September 30, 2014	43,701	257,865	64,449	31,018	18,489	8,748	424,270

Balance, January 1, 2015	43,701	257,337	64,522	31,018	—	29,134	425,712
Goodwill acquired during the period	—	—	—	21,915	—	27,927	49,842
Other (a)	—	26	—	(1,165)	—	902	(237)
Balance, September 30, 2015	$43,701	$257,363	$64,522	$51,768	$—	$57,963	$475,317
(a) Reflects adjustments to allocations of purchase price after the quarter of acquisition.

The percentage of total reportable segments' assets comprised of goodwill as of September 30, 2015 and 2014 was as follows:
	Percent of Goodwill to Reportable Segments' Total Assets
	September 30, 2015	September 30, 2014
Payment Processing	7.9%	8.0%
Campus Solutions	53.4%	51.4%
Heartland School Solutions	75.3%	70.3%
Heartland Payroll Solutions	22.0%	23.3%
Leaf	—%	44.7%
Other	61.6%	37.3%

In the fourth quarter of 2014, the Company considered the overlapping cloud-based POS systems in development at Heartland Commerce businesses (see Note 3, Acquisitions) and decided that it would stop POS development efforts at Leaf, a previous Heartland Commerce business. This decision caused a significant adverse change in the extent or manner in which the long-lived asset group of Leaf would be used, including Prosper, an internally developed POS software technology. Due to these changes in circumstances, the implied fair value of the Leaf reporting unit was determined to be significantly below its carrying value. This led to a Goodwill impairment charge for the full balance of Leaf goodwill as of December 31, 2014. In the fourth quarter of 2014, the Company recorded pre-tax goodwill and asset impairment charges of $18.5 million and $18.9 million, respectively.

8. Processing Liabilities
Processing liabilities result primarily from the Company's card processing activities and include merchant deposits maintained to offset potential liabilities arising from merchant chargebacks. A summary of processing liabilities and loss reserves was as follows at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(In thousands)
Merchant processing	$111,634	$109,361
Merchant deposits	6,758	6,655
Loss reserves	1,492	3,382
	$119,884	$119,398

The timing for presentment of transaction funding files to the bankcard networks results in the Company's sponsor banks receiving settlement cash one day before payment is made to merchants, thereby increasing funding obligations to its SME merchants, which are carried in processing liabilities. The Company funds interchange advances to SME merchants first from this settlement cash received from bankcard networks, then from the Company's available cash or by incurring a liability to its sponsor banks. At September 30, 2015 and December 31, 2014, the Company did not use any of its available cash to fund merchant advances. The amount due to sponsor banks for funding merchant advances was $47.7 million at September 30, 2015 and $29.9 million at December 31, 2014. The liability to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants.

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

The card brand networks generally allow chargebacks within four months after the later of (1) the date the transaction is processed, or (2) the delivery of the product or service to the cardholder. As the majority of the Company's SME merchant transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company's exposure to chargebacks is the last four months' processing volume on the SME portfolio, which was $32.5 billion and $27.8 billion for the four months ended September 30, 2015 and December 31, 2014, respectively. However, for the four months ended September 30, 2015 and December 31, 2014, the Company was presented with $17.5 million and $16.0 million, respectively, in chargebacks by issuing banks. In the nine months ended September 30, 2015 and 2014, the Company incurred merchant losses of $2.6 million and $2.5 million, respectively, or 0.37 basis points and 0.42 basis points, respectively, on total SME card processing volumes processed of $69.1 billion and $60.1 billion, respectively. These losses are included in processing and servicing costs in the Company's Condensed Consolidated Statements of Income.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company's SME merchants. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its Condensed Consolidated Balance Sheets, amounting to $1.5 million and $3.4 million at September 30, 2015 and December 31, 2014, respectively. This reserve is determined by performing an analysis of the Company's historical loss experience applied to current processing volumes and exposures.

A summary of the activity in the loss reserve for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Beginning balance	$1,437	$1,762	$3,382	$1,505
Additions to reserve	759	943	2,528	3,000
Charges against reserve	(704)	(1,073)	(4,418)	(2,873)
Ending balance	$1,492	$1,632	$1,492	$1,632

9. Accrued Buyout Liability
A summary of the accrued buyout liability was as follows as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(In thousands)
Vested Relationship Managers and sales managers	$53,971	$46,301
Unvested Relationship Managers and sales managers	1,675	1,692
	55,646	47,993
Less current portion	(17,471)	(15,023)
Long-term portion of accrued buyout liability	$38,175	$32,970

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.2 million at September 30, 2015 and December 31, 2014, respectively.

A summary of the activity in the accrued buyout liability for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Beginning balance	$51,140	$41,268	$47,993	$39,379
Increase in settlement obligation, net	7,585	5,354	20,514	15,199
Buyouts	(3,079)	(1,665)	(12,861)	(9,621)
Ending balance	$55,646	$44,957	$55,646	$44,957

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

The following is a summary of the Company's borrowings under its credit facilities as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Amount outstanding:
2014 Term Credit Facility	$356,250	$370,000
2014 Revolving Credit Facility	142,500	189,500
Total amount outstanding	$498,750	$559,500

The weighted average interest rate at September 30, 2015 was 2.3%. Remaining unamortized fees and direct costs incurred for the Company's credit facilities as of September 30, 2015 were $4.9 million.

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

Leases—The Company leases various office spaces and certain equipment under operating leases with remaining terms ranging up to 15 years. The majority of the office space lease agreements contain renewal options and generally require the Company to pay certain operating expenses.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The future minimum lease payments for all non-cancelable leases for the remainder of 2015 and the next five fiscal years are as follows:

For the Fiscal Year Ending December 31,	Operating Leases (a)
(In thousands)
2015	$3,696
2016	16,610
2017	13,964
2018	12,054
2019	9,247
2020	7,618
Thereafter	43,826
Total future minimum lease payments	$107,015
(a) There were no material capital leases at September 30, 2015.

Rent expense for leased facilities and equipment was $4.3 million and $2.9 million, respectively, for the three months ended September 30, 2015 and 2014, and $13.5 million and $8.7 million, respectively, for the nine months ended September 30, 2015 and 2014.
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
The following table reflects the Company’s other significant contractual obligations, including leases from above, as of September 30, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$9,008	$4,013	$4,995		$—
Telecommunications providers (b)	6,818	3,307	3,511	—	—
Facility and equipment leases	107,015	16,673	26,777	17,843	45,722
2014 Term Credit Facility	356,250	18,750	51,563	285,937	—
2014 Revolving Credit Facility (c)	142,500	—	—	142,500	—
Capital Lease Obligation	84	43	41	—	—
	$621,675	$42,786	$86,887	$446,280	$45,722

(a)
The Company has agreements with several third-party processors to provide to it on a non-exclusive basis payment processing and transmittal, transaction authorization and data capture services, and access to various reporting tools. The Company's agreements with third-party processors require it to submit a minimum monthly number of transactions or volume for processing. If the Company submits a number of transactions or volume that is lower than the minimum, it is required to pay the third-party processors the fees that they would have received if the Company had submitted the required minimum number or volume of transactions.

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

(c)
Interest rates on the 2014 Revolving Credit Facility are variable in nature; however, the Company is party to fixed-pay amortizing interest rate swaps having a remaining notional amount of $3.8 million. The 2014 Revolving Credit Facility is available on a revolving basis until September 4, 2019. While the Company is not contractually obligated to pay $30.0 million of the outstanding balance of the 2014 Revolving Credit Facility, the Company includes this amount in the Current portion of borrowings on the Condensed Consolidated Balance Sheet since the Company intends to pay this amount in October 2015.

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
At September 30, 2015 and 2014, 62% and 60%, respectively, of Heartland Payroll Solutions segment's total assets were funds that the Company holds as a fiduciary in its payroll processing services activities primarily for payment to taxing authorities. At September 30, 2015 and 2014, 7% and 8%, respectively, of the Campus Solutions segment's total assets represent funds held for the Company's loan servicing customers related to payment processing services provided for student loan billing and processing that are payable to higher education institutions and other businesses. See Note 7, Intangible Assets and Goodwill for goodwill as a percentage of the reportable segments' total assets.
A summary of the Company’s segments as of and for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	(In thousands)
Payment Processing	$626,039	$551,176	$1,753,722	$1,567,593
Campus Solutions	31,475	14,400	89,369	36,883
Heartland School Solutions	14,564	15,061	45,464	42,685
Heartland Payroll Solutions	17,171	12,170	50,869	37,978
Other	16,418	7,819	44,394	21,629
Total revenues	$705,667	$600,626	$1,983,818	$1,706,768

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Depreciation and amortization	(In thousands)
Payment Processing	$8,951	$8,212	$25,789	$23,106
Campus Solutions	3,561	1,473	10,212	2,756
Heartland School Solutions	1,274	1,282	3,583	2,665
Heartland Payroll Solutions	1,117	727	3,153	2,416
Other	1,055	804	3,149	2,291
Unallocated corporate administration amounts	128	165	397	282
Total depreciation and amortization	$16,086	$12,663	$46,283	$33,516

Income (loss) from operations
Payment Processing	$33,657	$34,094	$92,563	$96,833
Campus Solutions	11,295	3,187	26,633	8,060
Heartland School Solutions	4,769	2,720	17,151	5,290
Heartland Payroll Solutions	1,911	1,590	6,308	7,289
Leaf	—	(2,710)	(4,692)	(8,172)
Other	16	623	(792)	1,757
Unallocated corporate administration amounts	(9,134)	(9,093)	(26,467)	(24,353)
Total income from operations	$42,514	$30,411	$110,704	$86,704

Interest expense
Payment Processing	$1,065	$1,453	$3,669	$3,761
Campus Solutions	2,019	689	6,037	689
Heartland Payroll Solutions	180	—	419	—
Other	383	—	1,053	—
Total interest expense	$3,647	$2,142	$11,178	$4,450

Net income (loss)
Payment Processing	$19,881	$19,138	$54,568	$56,503
Campus Solutions	5,830	2,239	12,930	5,566
Heartland School Solutions	2,929	1,658	10,784	3,240
Heartland Payroll Solutions	985	940	3,603	4,487
Leaf	—	1,657	(2,148)	(3,843)
Other	(135)	273	(1,117)	625
Unallocated corporate administration amounts	(5,609)	(5,749)	(16,595)	(14,939)
Total net income	$23,881	$20,156	$62,025	$51,639

	September 30,	September 30,
	2015	2014
Assets	(In thousands)
Payment Processing	$555,886	$545,033
Campus Solutions	481,944	501,982
Heartland School Solutions	85,653	91,703
Heartland Payroll Solutions	235,099	133,204
Leaf (a)	—	41,374
Other	94,157	23,468
Total assets	$1,452,739	$1,336,764
(a) See Note 7, Intangible Assets and Goodwill for a discussion of Goodwill and Asset Impairments.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

13. Earnings Per Share
The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share)
Basic:
Net income attributable to Heartland	$23,881	$20,458	$62,025	$53,650
Weighted average common stock outstanding	36,744	36,069	36,600	36,388
Earnings per share	$0.65	$0.57	$1.69	$1.47

Diluted:
Net income attributable to Heartland	$23,881	$20,458	$62,025	$53,650
Basic weighted average common stock outstanding	36,744	36,069	36,600	36,388
Effect of dilutive instruments:
Stock options and restricted stock units	537	781	586	861
Diluted weighted average common stock outstanding	37,281	36,850	37,186	37,249
Earnings per share	$0.64	$0.56	$1.67	$1.44

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

For the nine months ended September 30, 2015, there have been no transfers between Level 1 and Level 2 categories. The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2015 and at December 31, 2014:

September 30, 2015		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments available for sale:
Conservative income bond fund (a)	$12,983	$12,983	$—	$—
Fixed income bonds (a)	14,055	14,055	—	—
Total assets	$27,038	$27,038	$—	$—

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Condensed Consolidated Financial Statements—(Continued)
(unaudited)

December 31, 2014		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments available for sale:
Conservative income bond fund (a)	$12,996	$12,996	$—	$—
Fixed income bonds (a)	14,639	14,639	—	—
Total assets	$27,635	$27,635	$—	$—

(a) amounts included in Funds held for customers on the Condensed Consolidated Balance Sheets
The following tables provide the liabilities carried at fair value measured on a non-recurring basis as of September 30, 2015 and at December 31, 2014:

September 30, 2015		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Liabilities:	(In thousands)
2014 Term Credit Facility	$356,250	$—	$356,250	$—
2014 Revolving Credit Facility	142,500	—	142,500	—
Capital Lease Obligation	84	—	—	84
Total liabilities	$498,834	$—	$498,750	$84

December 31, 2014		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Liabilities:	(In thousands)
2014 Term Credit Facility	$370,312	$—	$370,312	$—
2014 Revolving Credit Facility	189,500	—	189,500	—
Capital Lease Obligation	102	—	—	102
Total liabilities	$559,914	$—	$559,812	$102

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

Overview
General
Our primary business is to provide payment processing services to merchants throughout the United States. This involves providing end-to-end electronic payment processing services to merchants by facilitating the exchange of information and funds between them and cardholders' financial institutions. To accomplish this, we undertake merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support, and risk management. Our card-accepting customers primarily fall into two categories: our core small and mid-sized merchants (referred to as "Small and Midsized Enterprises," or “SME merchants”) and Network Services merchants, predominantly petroleum industry merchants of all sizes (referred to as “Network Services merchants”).

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

Payment Processing
At September 30, 2015, we provided our card payment processing services to 181,064 active SME merchants located across the United States. This compares to 169,831 active SME merchants at December 31, 2014 and 170,589 active SME merchants at September 30, 2014. At September 30, 2015, we provided card payment processing services to 3,098 Network Services merchants with 44,069 locations. This compares to 2,181 merchants with 42,397 locations at December 31, 2014 and 2,118 merchants with 42,937 locations at September 30, 2014. According to The Nilson Report, in 2014 we were the 5th largest merchant acquirer in the United States ranked by transaction count and the 9th largest merchant acquirer by processed dollar volume, which consisted of Visa and MasterCard credit and debit cards, as well as other credit cards such as American Express, UnionPay, Discover, Diners Club, Carte Blanche, JPB, EBT, etc. These rankings represented 3.8 billion transactions and 2.9% of the total U.S. bankcard processed dollar volume.

Our total card processing volume for SME and Network Services merchants for the three months ended September 30, 2015 was $31.3 billion, a 5.9% increase from the $29.6 billion processed during the three months ended September 30, 2014. Our total card processing volume for the nine months ended September 30, 2015 was $87.7 billion, a 6.4% increase from the $82.5 billion processed during the nine months ended September 30, 2014. Our SME card processing volume for the nine months ended September 30, 2015 was $69.1 billion, an increase of 15.0% over the nine months ended September 30, 2014. This increase in processing volume reflects same store sales growth and the addition of SME merchants whose processing volume exceeded that of merchants who attrited during the year. The increase in SME processing volume also reflects the impact of American Express Card Acceptance Program (referred to as "OptBlue") provided to new and existing merchants. We converted a majority of our existing merchants processing under the former sales and servicing agreement with American Express to OptBlue during the third quarter of 2014. For the nine months ended September 30, 2015, our OptBlue processing volume was $4.7 billion as compared to $1.2 billion for the nine months ended September 30, 2014. Our card processing volume for the three and nine months ended September 30, 2015 also includes $6.9 billion and $18.7 billion, respectively, of settled volume for Network Services merchants, compared to $7.9 billion and $22.4 billion, respectively, for the three and nine months ended September 30, 2014. The decrease in Network Services card processing volume primarily reflects lower gasoline prices at our petroleum industry customers. Card processing volume for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
SME merchants	$24,476	$21,648	$69,057	$60,056
Network Services merchants	6,874	7,942	18,677	22,407
Total card processing volume (a)	$31,350	$29,590	$87,734	$82,463
(a) Card processing volume includes volume for credit and signature debit transactions.

Merchant attrition is expected in the card payment processing industry in the ordinary course of business. We experience attrition in merchant card processing volume resulting from several factors, including business closures, transfers of merchants' accounts to our competitors and account closures that we initiate due to heightened credit risks. We measure SME processing volume attrition relative to all SME merchants that were processing with us in the same month a year earlier. During the three and nine months ended September 30, 2015, we experienced 9.1% and 9.5% average annualized net volume attrition in our SME card processing volume compared to an average net volume attrition of 12.7% for the year ended December 31, 2014.

In our SME business, we measure same store sales growth, or contraction, as the change in card processing volume for all card merchants that were processing with us in the same month a year earlier. During the three months ended September 30, 2015, same store sales grew 4.1% on average, compared to growth of 1.8% in the quarter ended September 30, 2014 and 2.0% growth on average in all of 2014. Same store sales growth or contraction results from the combination of the increasing or decreasing use by consumers of bankcards for the purchase of goods and services at the POS, and sales growth or contraction experienced by our retained SME merchants. Generally, our same store sales experience has tracked with the overall economic conditions in the industries we serve. The following table compares our same store sales growth/(contraction) during 2015 and 2014:

Same Store Sales Growth (Contraction)	2015	2014
First Quarter	4.4%	(0.2)%
Second Quarter	3.4%	2.4%
Third Quarter	4.1%	1.8%
Fourth Quarter		3.9%
Full Year		2.0%
We measure the overall production of our sales force by new gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. We measure installed margin primarily for our SME card processing, payroll processing and loyalty and gift card marketing businesses. Our newly installed gross margin for the three and nine months ended September 30, 2015 increased 29.5% and 18.1% compared to the three and nine months ended September 30, 2014. We attribute this increase in newly installed gross margin to improved individual productivity achieved by our salespersons as well as growth in our sales force. Our combined Relationship Managers, Territory Managers and Senior Product Advisors ("SPAs") totaled 1,250 and 985 at September 30, 2015 and December 31, 2014, respectively, and 990 at September 30, 2014. We expect to drive increases in year-over-year installed margin in future periods primarily by increasing the number of Relationship Managers, Territory Managers and SPAs.

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

In contrast to SME card processing revenues, revenues from our Network Services merchants are largely driven by the number of transactions we process (whether settled, or only authorized), not our processing volume, as most of the merchants which comprise Network Services' customer base pay on a per transaction basis for processing services. The number of Network Services transactions increased in 2015 primarily due to an increase in the number of transactions at our large petroleum merchants and the addition of smaller-size merchants.

Additionally, we provide authorization, settlement and account servicing services on our front and back-end systems for American Express transactions for SME merchants and merchants originally signed to American Express by other processors. For those services we receive compensation from American Express on a per transaction basis. We converted a majority of our existing merchants processing under the former sales and servicing agreement with American Express to OptBlue during the third quarter of 2014. The number of transactions we processed for Network Services merchants and American Express for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Network Services merchants:
Settled	330,736	297,876	899,134	807,892
Authorized	645,946	626,970	1,803,791	1,816,867
Total Network Services	976,682	924,846	2,702,925	2,624,759
American Express (a)	264	985	782	16,747
Total	976,946	925,831	2,703,707	2,641,506
(a) Includes only those transactions not eligible for residual compensation

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
As of September 30, 2015, we provided services to more than 3,400 colleges and universities serving over 12 million students and borrowers. Annually we support approximately $24.8 billion in higher education payments, 27.1 million payment transactions, 5 million tax documents, and over $650 million in annual reimbursements.
Heartland School Solutions
We provide school nutrition, POS solutions, and associated payment solutions including online prepayment, to K-12 schools throughout the United States. At both September 30, 2015 and December 31, 2014 our Heartland School Solutions business provided services to more than 34,000 public and private schools. Our Heartland School Solutions business has been built through a series of six acquisitions, including the April 2014 acquisition of MCS Software. This acquisition continues the expansion of our market-leading position in the K-12 school nutrition and POS technology industry. The more than 34,000 K-12 schools that Heartland School Solutions serves nationwide, represent a 35% share of the public schools in the U.S.

Heartland Payroll Solutions
We provide payroll processing services throughout the United States. At September 30, 2015, we processed payroll for 34,052 customers, an increase of 33.6% from 25,492 payroll customers at September 30, 2014. In the nine months ended September 30, 2015, we installed 5,872 new payroll processing customers. We operate a comprehensive payroll management platform, which streamlines all aspects of the payroll process to enable time and cost savings for our customers. We consider our payroll platform to be state of the art, enabling us to process payroll on a large scale and provide customizable solutions for businesses of all sizes.

On February 27, 2015, we purchased the stock of Payroll 1, Inc. ("Payroll 1") for a $30.0 million cash payment, plus net working capital. The purchase price was financed from the 2014 Revolving Credit Facility. The acquisition of Payroll 1 expanded our existing payroll processing business and customer base by adding 6,573 customers at acquisition.

Heartland Commerce
We provide the hospitality and retail industry with leading-edge POS solutions, payments processing capabilities and other adjacent business service applications through our Heartland Commerce business. Heartland Commerce is comprised of Xpient Solutions, LLC (“Xpient” acquired in October 2014); Merchant Software Corporation (referred to as "Liquor POS" which was acquired in February 2014); Automation, Inc. (d/b/a “pcAmerica” acquired in January 2015) and Dinerware, Inc. (“Dinerware” acquired in February 2015). On October 30, 2015, we added Menusoft Systems Corporation (a.k.a. “Digital Dining”) to the Heartland Commerce business. Digital Dining offers restaurants the convenience of a handheld POS on an iPad, iPhone, iPod and iPad in a hybrid environment with conventional fixed terminals, and is also used by restaurateurs for table management, delivery, reservations, labor scheduling, inventory and loyalty programs. See "— Liquidity and Capital Resources — Acquisitions" for more detail on these acquisitions.

In the fourth quarter of 2014, management considered the overlapping cloud-based POS systems in development at Heartland Commerce businesses and decided that it would stop POS development efforts at Leaf Acquisition, LLC (“Leaf”), a previous Heartland Commerce business. This decision caused a significant adverse change in the extent or manner in which the long-lived asset group of Leaf would be used, including Prosper, an internally developed POS software technology. Due to these changes in circumstances, the implied fair value of the Leaf reporting unit was determined to be significantly below its carrying value. This led to a Goodwill Impairment charge for the full balance of Leaf Goodwill as of December 31, 2014. In the fourth quarter of 2014, we recorded pre-tax Goodwill and Asset Impairment charges of $18.5 million and $18.9 million, respectively. As of June 30, 2015, losses from Leaf have concluded. Leaf’s operations lost $2.7 million, or $0.05 per share, in the three months ended September 30, 2014.

Third Quarter of 2015 Financial Results
For the three months ended September 30, 2015, we recorded net income of $23.9 million, or $0.64 per share, compared to $20.5 million, or $0.56 per share, in the three months ended September 30, 2014. Our financial results for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, reflect the benefits of 26.7% year-over-year growth in net revenue partially offset by increases in all expense categories, including increases of 19.9% in general and administrative expenses and 23.8% in processing and servicing costs.
Our income from operations, which we also refer to as operating income, increased $12.1 million, or 39.8%, to $42.5 million for the three months ended September 30, 2015, from $30.4 million for the three months ended September 30, 2014. Our operating margin, which we measure as operating income divided by net revenue, was 19.8% for the three months ended September 30, 2015, compared to 18.0% for the three months ended September 30, 2014. Results for the three months ended September 30, 2014 include losses from operations of $2.7 million for Leaf. Excluding the operating losses from Leaf, our operating income was $33.1 million and our operating margin was 19.6% for the three months ended September 30, 2014.
The following is a summary of our financial results for the three months ended September 30, 2015:

•
Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased $45.2 million, or 26.7%, from $169.4 million in the three months ended September 30, 2014 to $214.6 million in the three months ended September 30, 2015. The increase in net revenue reflects $26.1 million and 15.4% growth relating to our 2014 and 2015 acquisitions. The remaining $19.1 million, or 11.3%, organic increase in net revenue reflects the following:

◦
Increased Payment Processing net revenue of $15.1 million, or 12.5%, which reflects growth in SME processing volume. During the three months ended September 30, 2015, our SME processing volume increased 13.1% to $24.5 billion from $21.6 billion during the three months ended September 30, 2014. The year-over-year increase reflects same store sales growth and the addition of SME merchants whose processing volume and net revenue exceeded that of merchants who attrited in the same period. The increase in SME processing volume also reflects the conversion of new and existing merchants to OptBlue. We converted a majority of our existing merchants processing under the former sales and servicing agreement with American Express to OptBlue during the third quarter of 2014. For the three months ended September 30, 2015, our OptBlue processing volume was $1.7 billion compared to $1.2 billion for the three months ended September 30, 2014.

◦
Organic increases in revenues across other business segments including Heartland Payroll Solutions and Campus Solutions. These organic increases are further detailed in “— Results of Operations — Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014.”

•
Our Processing and servicing expense increased 23.8% from $69.3 million for the three months ended September 30, 2014 to $85.8 million for the three months ended September 30, 2015. The increase in processing and servicing expenses includes a $6.7 million increase from our 2014 and 2015 acquisitions. The remaining increase of $9.8 million is attributable to increased costs associated with processing and servicing higher SME bankcard processing volume, increased sales and incentive compensation, increased card equipment costs and increased cost of sales and servicing related to higher Heartland Payroll Solutions and Campus Solutions net revenue.

•
Our General and administrative expenses increased 19.9% from $49.4 million in the three months ended September 30, 2014 to $59.2 million in the three months ended September 30, 2015. The increase in General and administrative expenses includes $9.5 million from our 2014 and 2015 acquisitions. The remaining increase reflects higher personnel expense including incentive and share-based compensation increases offset by a decrease in acquisition related expenses.

See “— Results of Operations — Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014” for a more detailed discussion of our third quarter financial results.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements are unaudited. In our opinion, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial position at September 30, 2015, our results of operations, our changes in equity and our cash flows for the nine months ended September 30, 2015 and 2014. Results of operations reported for interim periods are not necessarily indicative of the results to be expected for the year ended December 31, 2015. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. Our significant accounting policies are more fully described in our 2014 Form 10-K.

Our critical accounting estimates and judgments have not changed materially from those reported in Item 7 of Part II, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our 2014 Form 10-K.

Results of Operations
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
The following table shows certain income statement data as a percentage of net revenue for the periods indicated (in thousands):

	Three Months Ended September 30,	% of Net Revenue	Three Months Ended September 30,	% of Net Revenue	Change
	2015		2014		Amount	%
Net revenue:
Total revenues	$705,667		$600,626		$105,041	17.5%
Less: Interchange	425,572		373,372		52,200	14.0%
Less: Dues, assessments and fees	65,506		57,864		7,642	13.2%
Total net revenue	214,589	100.0%	169,390	100.0%	45,199	26.7%

Expenses:
Processing and servicing	85,817	40.0%	69,328	40.9%	16,489	23.8%
Customer acquisition costs	15,501	7.2%	12,289	7.3%	3,212	26.1%
Depreciation and amortization	11,541	5.4%	7,981	4.7%	3,560	44.6%
General and administrative	59,216	27.6%	49,381	29.2%	9,835	19.9%
Total expenses	172,075	80.2%	138,979	82.0%	33,096	23.8%
Income from operations	42,514	19.8%	30,411	18.0%	12,103	39.8%
Other income (expense):
Interest income	29	—%	33	—%	(4)	(12.1)%
Interest expense	(3,647)	(1.7)%	(2,142)	(1.3)%	(1,505)	(70.3)%
Other, net	(9)	—%	3,581	2.1%	(3,590)	(100.3)%
Total other expense	(3,627)	(1.7)%	1,472	0.9%	(5,099)	(346.4)%
Income before income taxes	38,887	18.1%	31,883	18.8%	7,004	22.0%
Provision for income taxes	15,006	7.0%	11,727	6.9%	3,279	28.0%
Net income	23,881	11.1%	20,156	11.9%	3,725	18.5%
Less: Net loss attributable to noncontrolling interests	—	—%	(302)	(0.2)%	302	100.0%
Net income attributable to Heartland	$23,881	11.1%	$20,458	12.1%	$3,423	16.7%

Total Revenues. The following tables summarize total revenue and total net revenue (which we define as total revenue less interchange fees and dues, assessments and fees) by segment for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Change from Prior Year
Total revenue:	2015	2014	Amount	%
Payment Processing	$626,039	$551,176	$74,863	13.6%
Campus Solutions	31,475	14,400	17,075	118.6%
Heartland School Solutions	14,564	15,061	(497)	(3.3)%
Heartland Payroll Solutions	17,171	12,170	5,001	41.1%
Other	16,418	7,819	8,599	110.0%
Total revenue	$705,667	$600,626	$105,041	17.5%

	Three Months Ended September 30,		Change from Prior Year
Total net revenue:	2015	2014	Amount	%
Payment Processing	$134,961	$119,940	$15,021	12.5%
Campus Solutions	31,475	14,400	17,075	118.6%
Heartland School Solutions	14,564	15,061	(497)	(3.3)%
Heartland Payroll Solutions	17,171	12,170	5,001	41.1%
Other	16,418	7,819	8,599	110.0%
Total net revenue	$214,589	$169,390	$45,199	26.7%

Payment Processing
Payment Processing net revenue increased $15.1 million, or 12.5%, from $119.9 million in the three months ended September 30, 2014 to $135.0 million in the three months ended September 30, 2015. This increase was driven by a $14.2 million or 13.4% increase in SME net revenue, reflecting a 13.1% increase in SME processing volume from $21.6 billion in the three months ended September 30, 2014 to $24.5 billion in the three months ended September 30, 2015. The year-over-year increase reflects same store sales growth and the addition of SME merchants whose processing volume and net revenue exceeded that of merchants who attrited in the same period. This increase in processing volume also reflects the conversion of new and existing merchants to OptBlue. We converted a majority of our existing merchants processing under the former sales and servicing agreement with American Express to OptBlue during the third quarter of 2014.  For the three months ended September 30, 2015, our OptBlue processing volume was $1.7 billion compared to $1.2 billion for the three months ended September 30, 2014. Our SME processing volume includes processing volumes for merchants in our Heartland School Solutions, Campus Solutions, and Other businesses. Net revenue related to that processing volume is included in the net revenue reported for those businesses.

Campus Solutions
Campus Solutions net revenue increased $17.1 million, or 118.6%, from $14.4 million in the three months ended September 30, 2014 to $31.5 million in the three months ended September 30, 2015. The increase in Campus Solutions net revenue included an increase in TouchNet revenue of $13.5 million in the three months ended September 30, 2015. The remaining increase in Campus Solutions net revenue was primarily due to higher student loan servicing related revenue.

Heartland School Solutions
Heartland School Solutions net revenue decreased $0.5 million, or 3.3%, from $15.1 million in the three months ended September 30, 2014 to $14.6 million in the three months ended September 30, 2015. The decrease in Heartland School Solutions net revenue for the three months ended September 30, 2015 was due primarily to a decrease in one-time revenues, including equipment sales, partially offset by an increase in transaction processing net revenue.

Heartland Payroll Solutions
Heartland Payroll Solutions net revenue increased $5.0 million, or 41.1%, from $12.2 million in the three months ended September 30, 2014 to $17.2 million in the three months ended September 30, 2015. The increase in payroll processing net revenue included $3.1 million of net revenue added by Payroll 1. The remaining organic increase of $1.9 million, or 15.3%, is primarily due to a 8.2% increase in payroll processing customers (excluding the 6,457 customers added by Payroll 1) from 25,492 at September 30, 2014 to 27,595 at September 30, 2015, as well as an overall increase in payroll processing revenue per customer.

Other
Other net revenue increased $8.6 million, or 110.0%, from $7.8 million in the three months ended September 30, 2014 to $16.4 million in the three months ended September 30, 2015. The increase in other revenue included $8.3 million of net revenue added by Xpient, pcAmerica, and Dinerware (which are all part of Heartland Commerce). The remaining organic increase of $0.3 million primarily reflects growth in Heartland Marketing Solutions, which provides loyalty and gift cards for merchants.

Total expenses. Total expenses increased $33.1 million, or 23.8%, from $139.0 million in the three months ended September 30, 2014 to $172.1 million in the three months ended September 30, 2015, due to increases in all of our major expense categories. The increases in expenses reflect both acquisitions and organic growth, and are further discussed below. Total expenses represented 80.2% of net revenue in the three months ended September 30, 2015 compared to 82.0% in the three months ended September 30, 2014.

Processing and servicing expense increased $16.5 million, or 23.8%, from $69.3 million for the three months ended September 30, 2014 to $85.8 million for the three months ended September 30, 2015. The increase in processing and servicing expenses includes a $6.7 million increase from our 2014 and 2015 acquisitions. The remaining increase of $9.8 million is attributable to increased costs associated with processing and servicing higher SME bankcard processing volume, increased sales and incentive compensation, increased card equipment costs and increased cost of sales and servicing related to higher Heartland Payroll Solutions and Campus Solutions net revenue. As a percentage of net revenue, processing and servicing expense decreased to 40.0% for the three months ended September 30, 2015, from 40.9% for the three months ended September 30, 2014.
Customer acquisition costs for the three months ended September 30, 2015 increased $3.2 million, or 26.1%, from $12.3 million for the three months ended September 30, 2014 to $15.5 million for the three months ended September 30, 2015. As reflected in the table below, this increase reflects higher amortization on increased signing bonuses and capitalized deferred acquisition costs resulting from improved levels of new installed margin and the impact of subsequent changes in the estimated accrued buyout liability due to lower merchant attrition and same-store sales growth. As a percentage of net revenue, customer acquisition costs decreased to 7.2% for the three months ended September 30, 2015 compared with 7.3% for the three months ended September 30, 2014.
Customer acquisition costs for the three months ended September 30, 2015 and 2014 included the following components (in thousands):

	Three Months Ended September 30,		Change from Prior Year
	2015	2014	Amount	%
Amortization of signing bonuses, net	$8,928	$7,703	$1,225	15.9%
Amortization of capitalized customer deferred acquisition costs	6,509	5,423	1,086	20.0%
Increase in accrued buyout liability	7,585	5,355	2,230	41.6%
Capitalized customer deferred acquisition costs	(7,521)	(6,192)	(1,329)	21.5%
Total customer acquisition costs	$15,501	$12,289	$3,212	26.1%
Depreciation and amortization expense included in the consolidated income statement for the three months ended September 30, 2015 and 2014, by financial statement line item is as follows (in thousands):

	Three Months Ended September 30,		Change from Prior Year
	2015	2014	Amount	%
Processing and servicing
Amortization – capitalized system development	$3,497	$3,795	$(298)	(7.9)%
Other	1,048	886	162	18.3%
Total processing and servicing	4,545	4,681	(136)	(2.9)%
Depreciation and amortization
Acquired intangibles	5,121	3,501	1,620	46.3%
Amortization – capitalized system development	4,412	2,952	1,460	49.5%
Other	2,008	1,528	480	31.4%
Total depreciation and amortization	11,541	7,981	3,560	44.6%
Total depreciation and amortization	$16,086	$12,662	$3,424	27.0%
Total depreciation and amortization expenses increased $3.4 million, or 27.0%, from $12.7 million in the three months ended September 30, 2014 to $16.1 million in the three months ended September 30, 2015. The increase in total depreciation and amortization expenses in the three months ended September 30, 2015 includes increases in acquired intangibles amortization of $1.6 million due to our 2014 and 2015 acquisitions. See “— Liquidity and Capital Resources — Acquisitions” for further information on these acquisitions. The increase in total depreciation and amortization expense also reflects a $1.2 million increase in capitalized system development amortization in the three months ended September 30, 2015.

Most of our investments in information technology have supported the continuing development of our product, servicing and sales-related initiatives. Additionally, we capitalized outsourced programming costs as well as salaries, fringe benefits and other expenses incurred by our employees who worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to seven years. The amount capitalized decreased from $10.2 million in the three months ended September 30, 2014 to $9.0 million in the three months ended September 30, 2015. The total amount of capitalized costs for projects placed in service in the three months ended September 30, 2015 and 2014 was $7.5 million and $11.1 million, respectively.

General and administrative expenses increased $9.8 million, or 19.9%, from $49.4 million in the three months ended September 30, 2014 to $59.2 million in the three months ended September 30, 2015. The increase in General and administrative expenses includes $9.5 million from our 2014 and 2015 acquisitions. The remaining increase reflects higher personnel expense including incentive and share-based compensation increases, offset by a decrease in acquisition related expenses. General and administrative expenses as a percentage of net revenue for the three months ended September 30, 2015 was 27.6%, a decrease from 29.2% for the three months ended September 30, 2014.
Income from operations. Our income from operations, which we also refer to as operating income, increased $12.1 million, or 39.8%, to $42.5 million for the three months ended September 30, 2015, from $30.4 million for the three months ended September 30, 2014. Our Operating Margin, which we measure as operating income divided by net revenue, was 19.8%

for the three months ended September 30, 2015 compared to 18.0% for the three months ended September 30, 2014. Results for the three months ended September 30, 2014 include losses from operations of $2.7 million for Leaf. Excluding the operating losses from Leaf, our operating margin for the three months ended September 30, 2014 was 19.6%.
Interest expense. Interest expense for the three months ended September 30, 2015 was $3.6 million, compared with $2.1 million for the three months ended September 30, 2014. The increase in interest expense reflects higher borrowings under our 2014 Revolving Credit Facility (as defined in "—Liquidity and Capital Resources—Credit Facilities" herein) as well as interest expense on our 2014 Term Credit Facility (as defined in "—Liquidity and Capital Resources—Credit Facilities" herein) that was used to fund the acquisition of TouchNet ("the TouchNet Acquisition") in September 2014. See “— Liquidity and Capital Resources — Credit Facilities” for more detail on our borrowings.
Other income (expense), net. Other income (expense), net for the three months ended September 30, 2014 included a pre and after-tax gain of $3.6 million relating to a release from a contingent earn-out liability to the noncontrolling shareholders of Leaf. As a result of the Stock Purchase Agreement we entered into on August 6, 2014 with the noncontrolling shareholders of Leaf, we were released from a contingent earn-out liability to those noncontrolling shareholders.
Income taxes. Income tax expense for the three months ended September 30, 2015 was $15.0 million, reflecting an effective tax rate of 38.6%. This compares to income tax expense of $11.7 million for the three months ended September 30, 2014, and an effective tax rate of 36.8%. The effective tax rate for the three months ended September 30, 2014 benefited from the permanent non-taxable status of the gain recognized on the release of a contingent earn-out liability to the former noncontrolling shareholders of Leaf.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $23.9 million for the three months ended September 30, 2015. This compares to a net income of $20.5 million for the three months ended September 30, 2014.

Results of Operations
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
The following table shows certain income statement data as a percentage of net revenue for the periods indicated (in thousands):

	Nine Months Ended September 30, 2015	% of Net Revenue	Nine Months Ended September 30, 2014	% of Net Revenue	Change
					Amount	%
Net revenue:
Total revenues	$1,983,818		$1,706,768		$277,050	16.2%
Less: Interchange	1,194,461		1,059,241		135,220	12.8%
Less: Dues, assessments and fees	180,548		163,218		17,330	10.6%
Total net revenue	608,809	100.0%	484,309	100.0%	124,500	25.7%

Expenses:
Processing and servicing	246,227	40.4%	204,985	42.3%	41,242	20.1%
Customer acquisition costs	44,284	7.3%	34,907	7.2%	9,377	26.9%
Depreciation and amortization	33,382	5.5%	20,472	4.2%	12,910	63.1%
General and administrative	174,212	28.6%	137,241	28.3%	36,971	26.9%
Total expenses	498,105	81.8%	397,605	82.1%	100,500	25.3%
Income from operations	110,704	18.2%	86,704	17.9%	24,000	27.7%
Other income (expense):
Interest income	82	—%	95	—%	(13)	(13.7)%
Interest expense	(11,178)	(1.8)%	(4,450)	(0.9)%	(6,728)	(151.2)%
Other, net	(309)	(0.1)%	3,869	0.8%	(4,178)	(108.0)%
Total other expense	(11,405)	(1.9)%	(486)	(0.1)%	(10,919)	(2,246.7)%
Income before income taxes	99,299	16.3%	86,218	17.8%	13,081	15.2%
Provision for income taxes	37,274	6.1%	34,579	7.1%	2,695	7.8%
Net income	62,025	10.2%	51,639	10.7%	10,386	20.1%
Less: Net loss attributable to noncontrolling interests	—	—%	(2,011)	(0.4)%	2,011	100.0%
Net income attributable to Heartland	$62,025	10.2%	$53,650	11.1%	$8,375	15.6%

Revenue. The following tables summarize total revenue and total net revenue (which we define as total revenue less interchange fees and dues, assessments and fees) by segment for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,		Change from Prior Year
Total revenue:	2015	2014	Amount	%
Payment Processing	$1,753,722	$1,567,593	$186,129	11.9%
Campus Solutions	89,369	36,883	52,486	142.3%
Heartland School Solutions	45,464	42,685	2,779	6.5%
Heartland Payroll Solutions	50,869	37,978	12,891	33.9%
Other	44,394	21,629	22,765	105.3%
Total revenue	$1,983,818	$1,706,768	$277,050	16.2%

	Nine Months Ended September 30,		Change from Prior Year
Total net revenue:	2015	2014	Amount	%
Payment Processing	$384,586	$345,134	$39,452	11.4%
Campus Solutions	83,496	36,883	46,613	126.4%
Heartland School Solutions	45,464	42,685	2,779	6.5%
Heartland Payroll Solutions	50,869	37,978	12,891	33.9%
Other	44,394	21,629	22,765	105.3%
Total net revenue	$608,809	$484,309	$124,500	25.7%

Payment Processing
Payment Processing net revenue increased $39.5 million, or 11.4%, from $345.1 million in the nine months ended September 30, 2014 to $384.6 million in the nine months ended September 30, 2015. This increase was driven by a $37.8 million or 12.4% increase in SME net revenue, reflecting a 15.0% increase in SME processing volume from $60.1 billion in the nine months ended September 30, 2014 to $69.1 billion in the nine months ended September 30, 2015. The year-over-year increase reflects same store sales growth and the addition of SME merchants whose processing volume and net revenue exceeded that of merchants who attrited in the same period. This increase in processing volume also reflects the conversion of new and existing merchants to OptBlue. We converted a majority of our existing merchants processing under the former sales and servicing agreement with American Express to OptBlue during the third quarter of 2014.  For the nine months ended September 30, 2015, our OptBlue processing volume was $4.7 billion as compared to $1.2 billion for the nine months ended September 30, 2014. Our reported SME processing volume includes processing volumes for merchants in our Heartland School Solutions, Campus Solutions, and Other businesses. Net revenue related to that processing volume is included in the net revenue reported for those businesses.

Campus Solutions
Campus Solutions net revenue increased $46.6 million, or 126.4%, from $36.9 million in the nine months ended September 30, 2014 to $83.5 million in the nine months ended September 30, 2015. The increase in Campus Solutions net revenue included an increase in TouchNet revenue of $40.1 million in the nine months ended September 30, 2015. The remaining increase in Campus Solutions net revenue was due primarily to higher student loan servicing related revenue.

Heartland School Solutions
Heartland School Solutions net revenue increased $2.8 million, or 6.5%, from $42.7 million in the nine months ended September 30, 2014 to $45.5 million in the nine months ended September 30, 2015. The increase in Heartland School Solutions net revenue is due primarily to an increase in transaction processing revenue reflecting growth in the number of parents who are adopting our electronic payment options. Also, in the second quarter of 2014, we recorded out-of-period adjustments decreasing our revenue and increasing bad debt expense (included in Processing and Servicing in our Condensed Consolidated Statements of Income) by $1.4 million and $0.9 million, respectively. These adjustments related to immaterial errors that originated in the prior year. These adjustments included revenue which was incorrectly recorded in prior periods and a reassessment of the collectability of certain customer accounts receivable. Partially offsetting the increases in net revenue was a decrease of $3.7 million in pass-through installation services net revenue for the nine months ended September 30, 2015 associated with a large school district customer in 2014 that did not repeat in 2015.

Heartland Payroll Solutions
Heartland Payroll Solutions net revenue increased $12.9 million, or 33.9%, from $38.0 million in the nine months ended September 30, 2014 to $50.9 million in the nine months ended September 30, 2015. The increase in payroll processing net revenue included $7.5 million of net revenue added by Payroll 1. The remaining organic increase of $5.4 million is primarily due to a 8.2% increase in payroll processing customers (excluding 6,457 customers added by Payroll 1) from 25,492 at September 30, 2014 to 27,595 at September 30, 2015, as well as an overall increase in payroll processing revenue per customer.

Other
Other net revenue increased $22.8 million, or 105.3%, from $21.6 million in the nine months ended September 30, 2014 to $44.4 million in the nine months ended September 30, 2015. The increase in other revenue included $19.9 million of net revenue added by Xpient, pcAmerica, and Dinerware (which are all part of Heartland Commerce). The remaining organic increase of $2.9 million reflects growth in Micropayments revenue which reflects higher equipment sales and payment processing for unattended payment locations such as laundry facilities, kiosks and vending machines.

Total expenses. Total expenses increased $100.5 million, or 25.3%, from $397.6 million in the nine months ended September 30, 2014 to $498.1 million in the nine months ended September 30, 2015, due to increases in all of our major expense categories. The increases in expenses reflect acquisition related and organic growth and are further discussed below. Total expenses represented 81.8% of total net revenue in the nine months ended September 30, 2015, compared to 82.1% in the nine months ended September 30, 2014.

Processing and servicing expense increased $41.2 million, or 20.1%, from $205.0 million for the nine months ended September 30, 2014 to $246.2 million for the nine months ended September 30, 2015. The increase in processing and servicing expenses includes a $18.7 million increase from the 2014 and 2015 acquisitions. The remaining increase of $22.5 million is attributable to increased costs associated with processing and servicing higher SME bankcard processing volume, increased sales compensation and increased organic cost of sales and servicing related to higher Heartland Payroll Solutions, Campus Solutions, and Micropayments revenues. Partially offsetting the growth in processing and servicing expenses is a decrease of $0.9 million in bad debt expense associated with an out-of-period adjustment for Heartland School Solutions that is discussed above. There was also a decrease in pass through installation services expense of $3.7 million associated with a large school district customer in 2014 that did not repeat in 2015. As a percentage of net revenue, processing and servicing expense decreased to 40.4% for the nine months ended September 30, 2015, compared with 42.3% for the nine months ended September 30, 2014.
Customer acquisition costs for the nine months ended September 30, 2015 increased $9.4 million, or 26.9%, from $34.9 million for the nine months ended September 30, 2014 to $44.3 million for the nine months ended September 30, 2015. As reflected in the table below, this increase reflects higher amortization on increased signing bonuses and capitalized deferred acquisition costs resulting from improved levels of new installed margin and the impact of subsequent changes in the estimated accrued buyout liability due to lower merchant attrition and same-store sales growth. As a percentage of net revenue, customer acquisition costs increased to 7.3% for the nine months ended September 30, 2015 compared with 7.2% for the nine months ended September 30, 2014.
Customer acquisition costs for the nine months ended September 30, 2015 and 2014 included the following components (in thousands):

	Nine Months Ended September 30,		Change from Prior Year
	2015	2014	Amount	%
Amortization of signing bonuses, net	$25,880	$22,357	$3,523	15.8%
Amortization of capitalized customer deferred acquisition costs	18,540	15,699	2,841	18.1%
Increase in accrued buyout liability	20,514	15,200	5,314	35.0%
Capitalized customer deferred acquisition costs	(20,650)	(18,349)	(2,301)	12.5%
Total customer acquisition costs	$44,284	$34,907	$9,377	26.9%

Depreciation and amortization expense included in the consolidated income statement for the nine months ended September 30, 2015 and 2014, by financial statement line item is as follows (in thousands):

	Nine Months Ended September 30,		Change from Prior Year
	2015	2014	Amount	%
Processing and servicing
Amortization – capitalized system development	$10,197	$10,837	$(640)	(5.9)%
Other	2,704	2,207	497	22.5%
Total processing and servicing	12,901	13,044	(143)	(1.1)%
Depreciation and amortization
Acquired intangibles	15,218	8,421	6,797	80.7%
Amortization – capitalized system development	12,212	7,665	4,547	59.3%
Other	5,952	4,386	1,566	35.7%
Total depreciation and amortization	33,382	20,472	12,910	63.1%
Total depreciation and amortization	$46,283	$33,516	$12,767	38.1%

Total depreciation and amortization expenses increased $12.8 million, or 38.1%, from $33.5 million in the nine months ended September 30, 2014 to $46.3 million in the nine months ended September 30, 2015. The increase in total depreciation and amortization expenses in the nine months ended September 30, 2015 includes increases in acquired intangibles amortization of $6.8 million due to our 2014 and 2015 acquisitions. See “— Liquidity and Capital Resources — Acquisitions” for further information on these acquisitions. The increase in total depreciation and amortization expense is also due to a $3.9 million increase in capitalized system development amortization in the nine months ended September 30, 2015.

Most of our investments in information technology have supported the continuing development of our product, servicing and sales-related initiatives. Additionally, we capitalized outsourced programming costs as well as salaries, fringe benefits and other expenses incurred by our employees who worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to seven years. The amount capitalized decreased from $32.5 million in the nine months ended September 30, 2014 to $27.9 million in the nine months ended September 30, 2015. The total amount of capitalized costs for projects placed in service in the nine months ended September 30, 2015 and 2014 was $29.2 million and $28.2 million, respectively.

General and administrative expenses increased $37.0 million, or 26.9%, from $137.2 million in the nine months ended September 30, 2014 to $174.2 million in the nine months ended September 30, 2015. The increase in general and administrative expenses includes $27.6 million from our 2014 and 2015 acquisitions. The remaining increase of $9.4 million reflects higher personnel expense including incentive and share-based compensation increases. General and administrative expenses also include $2.9 million relating to the March 2015 sales and servicing organization summit and $1.7 million of acquisition related expenses. General and administrative expenses also increased due to continued investment in new growth initiatives and critical strategic areas including marketing, corporate and IT security initiatives. General and administrative expenses as a percentage of net revenue for the nine months ended September 30, 2015 was 28.6%, an increase from 28.3% for the nine months ended September 30, 2014.
Income from operations. Our income from operations, which we also refer to as operating income, increased $24.0 million to $110.7 million for the nine months ended September 30, 2015, from $86.7 million for the nine months ended September 30, 2014, as a result of an increase in net revenue partially offset by increases in processing and servicing expenses, customer acquisition costs, depreciation and amortization and general and administrative expenses. Our Operating Margin, which we measure as operating income divided by net revenue, was 18.2% for the nine months ended September 30, 2015, compared to 17.9% for the nine months ended September 30, 2014. Excluding the operating loss from Leaf, our Operating Margin for the nine months ended September 30, 2015 and 2014 was 19.0% and 19.6%, respectively.
Interest expense. Interest expense for the nine months ended September 30, 2015 was $11.2 million, compared with $4.5 million for the nine months ended September 30, 2014. The increase in interest expense reflects higher borrowings under our 2014 Revolving Credit Facility (as defined in "—Liquidity and Capital Resources—Credit Facilities" herein) as well as interest expense on our 2014 Term Credit Facility (as defined in "—Liquidity and Capital Resources—Credit Facilities" herein) that was used to fund the TouchNet Acquisition in September 2014. See “— Liquidity and Capital Resources — Credit Facilities” for more detail on our borrowings.
Other income (expense), net. Other income (expense), net for the nine months ended September 30, 2014 included a pre and after-tax gain of $3.6 million relating to a release from a contingent earn-out liability to the noncontrolling shareholders of Leaf. As a result of the stock purchase agreement we entered into on August 6, 2014 with the noncontrolling shareholders of Leaf, we were released from a contingent earn-out liability to those noncontrolling shareholders

Income taxes. Income tax expense for the nine months ended September 30, 2015 was $37.3 million, reflecting an effective tax rate of 37.5%. This compares to income tax expense of $34.6 million for the nine months ended September 30, 2014, and an effective tax rate of 40.1%. The decrease in the effective tax rate for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily reflects the partial recognition of deferred tax benefits during the first quarter of 2015 from past accumulated losses of Leaf due to the generation of future taxable income resulting from the acquisition of Dinerware. The structure of this acquisition along with the corresponding preliminary purchase price allocation resulted in the recording of deferred tax liabilities on finite lived intangible assets that will provide a source of future taxable income. Additionally, our effective tax rate benefited from the ability to utilize the losses generated from Leaf against consolidated taxable income since our August 6, 2014 acquisition of the shares held by the former noncontrolling shareholders of Leaf.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $62.0 million for the nine months ended September 30, 2015. This compares to a net income of $53.7 million for the nine months ended September 30, 2014.
Balance Sheet Information

	September 30, 2015	December 31, 2014
	(In thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$43,148	$70,793
Funds held for customers	180,458	176,492
Receivables, net	258,378	234,104
Property and equipment, net	168,244	154,303
Goodwill	475,317	425,712
Intangible assets, net	197,254	192,553
Total assets	1,452,739	1,387,773
Due to sponsor banks	49,266	31,165
Customer fund deposits	180,458	176,492
Processing liabilities	119,884	119,398
Borrowings:
Current portion	48,793	36,792
Long-term portion	450,041	523,122
Unearned revenue:
Current portion	53,150	46,601
Long term portion	3,025	2,354
Total liabilities	1,135,576	1,137,013
Total equity	317,163	250,760

September 30, 2015 Compared to December 31, 2014
Total assets increased $65.0 million, or 4.7%, to $1,452.7 million at September 30, 2015 from $1,387.8 million at December 31, 2014. The increases at September 30, 2015 included $24.3 million in receivables, $13.9 million in property and equipment, net and $49.6 million in goodwill. The increase in goodwill is primarily due to the acquisitions of pcAmerica, Dinerware and Payroll 1. These increases were partially offset by a decrease in cash of $27.6 million to fund these acquisitions. See “— Liquidity and Capital Resources” for further details on these acquisitions.
Our receivables, which increased $24.3 million or 10.4% from December 31, 2014, are primarily due from our card payment processing merchants and result in large part from our practice of advancing interchange fees to most of our SME merchants during the month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge merchants for processing transactions. Total receivables also include amounts due from Discover and American Express bankcard networks for merchant sales transactions. Receivables from the networks are recovered the following business day from the date of processing the transaction. Amounts due from SME bankcard processing merchants and bankcard networks at September 30, 2015 increased $18.1 million from December 31, 2014.

The amount due to sponsor banks primarily for funding merchant advances was $47.7 million and $29.9 million at September 30, 2015 and December 31, 2014, respectively. The liability to sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants.

Total borrowings under our credit facility decreased $61.1 million, or 10.9%, to $498.8 million at September 30, 2015 from $559.9 million at December 31, 2014 reflecting our use of cash flow to reduce borrowings. See “—Liquidity and Capital Resources” for discussion of Credit Facilities.

Total equity increased $66.4 million from December 31, 2014 primarily due to net income of $62.0 million. Other increases in total stockholders’ equity for the nine months ended September 30, 2015 included proceeds received from the exercise of stock options, tax benefits related to those stock option exercises and share-based compensation. Partially offsetting the increases in stockholders' equity were payments of cash dividends of $11.0 million and restricted stock units vested of $7.1 million during the nine months ended September 30, 2015.

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

Working Capital. Our working capital, defined as current assets less current liabilities, was negative by $49.6 million at September 30, 2015 compared to positive by $15.1 million at December 31, 2014. The decrease in working capital is primarily due to the acquisitions of pcAmerica and Dinerware, which were partially funded by operating cash, and our use of operating cash to pay down borrowings under our 2014 Revolving Credit Facility which are generally classified as non-current liabilities.

At September 30, 2015, we had cash on our Condensed Consolidated Balance Sheet totaling $43.1 million compared to cash of $70.8 million at December 31, 2014. Our September 30, 2015 cash balance included approximately $16.5 million of processing-related cash in transit and collateral, compared to approximately $17.8 million of processing-related cash in transit and collateral at December 31, 2014.

On September 30, 2015, we had $257.2 million available to us under our Revolving Credit Facility. See “— Credit Facilities” for more details.

Acquisitions.

Campus Solutions
On September 4, 2014, we completed the acquisition of TouchNet, an integrated commerce solutions provider to higher-education institutions for a cash payment of $375 million for all outstanding common shares. The purchase was funded with the new five year, $375 million 2014 Term Credit Facility. See “— Credit Facilities” for further discussion. TouchNet added over 600 higher education clients serving over 6 million students, nearly one-third of the higher education enrollment in the United States, to our Campus Solutions business.

Heartland School Solutions
On April 1, 2014, we purchased the net assets of MCS Software for a $17.3 million cash payment. The purchase price was financed under our 2013 Credit Facility and from operating cash flows. The acquisition further expands our market-leading position in the K-12 school nutrition and POS technology industry in our Heartland School Solutions business.

Heartland Payroll Solutions
On February 27, 2015, we purchased the stock of Payroll 1 for a $30.0 million cash payment. The purchase price was financed under our 2014 Revolving Credit Facility. The acquisition of Payroll 1 expanded our existing payroll processing business and customer base by adding 6,573 customers.

Heartland Commerce
On February 11, 2015, we acquired the stock of Dinerware for a cash payment of $15.0 million. The purchase was funded from a combination of operating cash and financing under the 2014 Revolving Credit Facility. Dinerware provides restaurant POS software solutions to the hospitality industry and POS systems to enhance the operations of a wide range of food service establishments.

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

On October 30, 2015, we acquired the stock of Digital Dining for a cash payment of $18.7 million. The purchase price was financed under our 2014 Revolving Credit Facility. Digital Dining is a national provider of restaurant POS and management systems. Digital Dining offers restaurants the convenience of a handheld POS on an iPad, iPhone, iPod and iPad in a hybrid environment with conventional fixed terminals, and is also used by restaurateurs for table management, delivery, reservations, labor scheduling, inventory and loyalty programs.

Cash Flows Provided By Operating Activities. We reported net cash provided by operating activities of $139.9 million for the nine months ended September 30, 2015, compared to $51.5 million in the nine months ended September 30, 2014. Cash provided by operating activities reflects the benefit of higher net income as adjusted for non-cash operating items including increases in amortization of capitalized customer acquisition costs, depreciation and amortization and stock based compensation. Additionally, the increase in net cash provided for the nine months ended September 30, 2015 reflects timing of collecting unearned revenue, net processing activities and income tax payments.
Other major determinants of operating cash flow are net signing bonus payments, which consume operating cash as we install new merchants, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. We paid net signing bonuses of $33.9 million and $27.6 million, respectively, in the nine months ended September 30, 2015 and 2014. In the nine months ended September 30, 2015 and 2014, we reduced our accrued buyout liability by making buyout payments of $12.9 million and $9.6 million, respectively. The increase in buyouts for the nine months ended September 30, 2015 reflects the company initiating buyouts of residual commissions owned by salespersons.

Cash Flows Used In Investing Activities. Net cash used in investing activities was $103.7 million for the three months ended September 30, 2015, compared to $394.2 million for the nine months ended September 30, 2014.
Cash flows used in investing activities for the nine months ended September 30, 2015 reflect the purchases, net of cash acquired, of pcAmerica, Dinerware and Payroll 1 for $15.0 million, $15.0 million and $30.0 million, respectively. Cash flows used in investing activities for the nine months ended September 30, 2014 reflect the purchases, net of cash acquired, of Liquor POS for $3.3 million, MCS Software for $17.3 million and TouchNet for $333.9 million. We made capital expenditures of $42.7 million during the nine months ended September 30, 2015, compared to $39.1 million in the nine months ended September 30, 2014. We continue building our technology infrastructure, primarily for hardware and software needed for the development and expansion of our products and operating platforms. To further develop our technology, we anticipate that these expenditures will continue near current levels in the future.
Cash Flows (Used In) Provided By Financing Activities. Net cash used in financing activities was $63.8 million for the nine months ended September 30, 2015, compared to net cash provided of $365.3 million for the nine months ended September 30, 2014.
During nine months ended September 30, 2015, we borrowed $171.0 million and made payments of $232.1 million, resulting in a net decrease of $61.1 million in borrowings under our credit facilities. During the nine months ended September 30, 2014, we borrowed $436.4 million and made payments of $17.5 million.
Cash dividends paid in the nine months ended September 30, 2015 were $11.0 million, compared to dividends paid of $9.2 million in the nine months ended September 30, 2014.

Cash used in financing activities in the nine months ended September 30, 2014 included cash used for common stock repurchases. We used $54.5 million of cash to repurchase 1,347,817 shares of our common stock during the nine months ended September 30, 2014.

Credit Facilities. On September 4, 2014, we entered into an amended and restated senior secured credit facility (the "2014 Credit Agreement") with Bank of America, N.A., as administrative agent, and certain lenders who are a party to the 2014 Credit Agreement. This 2014 Credit Agreement replaced our senior secured credit facility dated as of October 23, 2013 (the "2013 Credit Agreement”). Credit extended under the 2014 Credit Agreement is guaranteed by our subsidiaries and is secured by substantially all of our assets and the assets of our subsidiaries.

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
We had $356.3 million and $370.0 million outstanding under our 2014 Term Credit Facility at September 30, 2015 and December 31, 2014, respectively. We had $142.5 million and $189.5 million outstanding under our 2014 Revolving Credit Facility at September 30, 2015 and December 31, 2014, respectively.

The 2014 Credit Agreement contains covenants which include: maintenance of certain leverage and fixed charge coverage ratios; limitations on our indebtedness, liens on our properties and assets, investments in, loans to other business units, and our ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to certain of our subsidiaries. We were in compliance with these covenants as of September 30, 2015 and December 31, 2014 and expect we will remain in compliance with the covenants of the 2014 Credit Agreement for at least the next twelve months.

Dividends on Common Stock. On October 28, 2015, our Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on December 15, 2015 to stockholders of record on November 24, 2015.

Contractual Obligations. The following table reflects our significant contractual obligations as of September 30, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$9,008	$4,013	$4,995		$—
Telecommunications providers (b)	6,818	3,307	3,511	—	—
Facility and equipment leases	107,015	16,673	26,777	17,843	45,722
2014 Term Credit Facility	356,250	18,750	51,563	285,937	—
2014 Revolving Credit Facility (c)	142,500	—	—	142,500	—
Capital Lease Obligation	84	43	41	—	—
	$621,675	$42,786	$86,887	$446,280	$45,722

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

(c)
Interest rates on the 2014 Revolving Credit Facility are variable in nature; however, we are party to fixed-pay amortizing interest rate swaps having a remaining notional amount of $3.8 million. The 2014 Revolving Credit Facility is available on a revolving basis until September 4, 2019. While we are not contractually obligated to pay $30.0 million of the outstanding balance of the 2014 Revolving Credit Facility, we include this amount in the Current portion of borrowings on the Condensed Consolidated Balance Sheet since we intend to pay this amount in October 2015.

In addition, we are contractually obligated for merchant chargeback activity. The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we must do so. As the majority of our SME transactions involve the delivery of the product or service at the time of the transaction, a good basis to estimate our exposure to chargebacks is the last four months' bankcard processing volume on our SME portfolio, which was $32.5 billion for the four months ended September 30, 2015 and $27.8 billion for the four months ended December 31, 2014. However, during the four months ended September 30, 2015 and December 31, 2014, we were presented with $17.5 million and $16.0 million, respectively, of chargebacks by issuing banks. In the nine months ended September 30, 2015 and the year ended December 31, 2014, we experienced merchant losses of $2.6 million and $7.3 million, respectively, or 0.37 basis points and 0.90 basis points, respectively, on total SME bankcard dollar volumes processed of $69.1 billion and $81.1 billion, respectively. In the year ended December 31, 2014, our losses included $4.6 million resulting from chargebacks from a single merchant who entered bankruptcy in the fourth quarter. These losses are included in processing and servicing expense in our Condensed Consolidated Statements of Income.
Unrecognized Tax Benefits. At September 30, 2015, we had gross tax-effected unrecognized tax benefits of approximately $8.6 million. As of September 30, 2015, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

Legal and Regulatory Considerations
Except as disclosed in “Legal Proceedings” of Part II of this Quarterly Report on Form 10-Q, there were no material developments that occurred since the filing of our 2014 Form 10-K in the proceedings under Part I, Item 3. Legal Proceedings, nor are we aware of any other material legal proceedings initiated against us during such time.

Office Facilities
At September 30, 2015, we owned one facility and leased thirty four facilities which we use for operational, sales and administrative purposes.

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

As of September 30, 2015, we also leased the following facilities located throughout the United States to operate our business. Multi-purpose facilities include administrative, sales, operations, technology and facilities shared by multiple business segments.

Segment	Square Feet	Expiration
Multi-purpose	249,063	5/15/2016 to 12/31/2026
Campus Solutions	136,607	7/31/2016 to 12/31/2030
Heartland School Solutions	39,815	5/25/2016 to 6/30/2023
Heartland Payroll Solutions	84,337	12/31/2015 to 7/31/2019
Heartland Commerce	54,203	8/14/2016 to 2/29/2024
Heartland Marketing Solutions	10,838	12/31/2016
	574,863
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
Interest Rate Risk. Our primary market risk exposure is to increase in interest rates.

We have interest rate risk related to our amounts payable to our sponsor banks. Within our payable to our sponsor banks are balances which our sponsor banks have advanced to our SME merchants for interchange fees. The amount due to sponsor banks for funding merchant advances was $47.7 million at September 30, 2015. During the quarter ended September 30, 2015, the average daily interest-bearing balance of that payable was approximately $46.4 million. We incur interest expense on this payable at the prime rate. A hypothetical 100 basis point increase in the interest rate applied to our average payable to sponsor banks would result in decrease of approximately $464,000 in annual pre-tax income.

We also incur interest rate risk on borrowings under our 2014 Credit Agreement. At September 30, 2015, there was $356.3 million outstanding under the 2014 Term Credit Facility and $142.5 million outstanding under the 2014 Revolving Credit Facility. We incur interest expense on these variable-rate borrowings based on short-term interest rates. The impact that a hypothetical 100 basis point increase in short-term interest rates would have on our outstanding September 30, 2015 balances under the Credit Agreement would be a decline of approximately $5.0 million in annual pre-tax income.

While the bulk of our cash and cash-equivalents, including Funds held for customers, are held in demand accounts or money market funds, we do hold certain fixed-income investments with remaining terms of less than five years. At September 30, 2015, a hypothetical 100 basis point increase in short-term interest rates would result in no material change in annual in annual pre-tax income from investment holdings, but would result in a decrease in the value of fixed-rate investments of approximately $533,000.

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
Changes in Internal Controls
During the quarter ended September 30, 2015, there was no change in our internal controls over financial reporting (as defined in Rule 13 a-15(f) and 15d-15(e) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. We believe that the outcome of the proceedings to which we are currently a party will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors
There have been no material changes in our Risk Factors as previously reported in our 2014 Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None
(b) None
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On May 8, 2014, our Board of Directors authorized the repurchase of up to $75 million of our outstanding common stock. As of September 30, 2015, we have not repurchased any shares under the May 8, 2014 authorization.

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

*101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30,2015, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income and Comprehensive Income; (ii) The Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flow; (iv) the Consolidated Statements of Equity; and (v) the Notes to the Consolidated Financial Statements.

_____________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 6, 2015

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

*101
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income and Comprehensive Income; (ii) The Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flow; (iv) the Consolidated Statements of Equity; and (v) the Notes to the Consolidated Financial Statements.

_____________________

*	Filed herewith.