Form 10-K
period 2015-12-31
HEARTLAND PAYMENT SYSTEMS INC
filed 2016-02-29
CIK 1144354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 30, 2015 was approximately $1.5 billion.
As of February 24, 2016, there were 36,996,676 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2016 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K for fiscal year ended December 31, 2015.

Heartland Payment Systems, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2015

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. You should understand that many important factors, in addition to those discussed elsewhere in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Certain of these factors are described in Item 1A. Risk Factors in this Annual Report on Form 10-K and include, without limitation, the risk that our proposed merger with Global Payments Inc. may not be consummated, on a timely basis and on the expected terms or at all, changes in the price of Global Payments common stock prior to the consummation of the merger, the ability to realize the anticipated benefits of the proposed merger, on the expected timeline or at all, the effect of the pending merger on our business, financial results, operations, and relationships with customers, vendors, and employees, unauthorized disclosure of user data through breaches of our computer systems or otherwise, our failure to comply with the applicable requirements of the Visa and MasterCard bankcard networks, our competitive environment, the business cycles and credit risks of our merchants, chargeback liability, merchant attrition, reliance on and problems with our sponsor banks, our relationships with third-party bankcard payment processors, our inability to pass increased interchange fees, assessments, and transaction fees along to our merchants, economic conditions, systems failures and government regulation.

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

•
Other, including (1) integrated payments solutions for small ticket merchants throughout the United States and Canada provided by Micropayments, (2) POS solutions and other adjacent business service applications provided by Heartland Commerce, and (3) marketing solutions including loyalty and gift cards which we provide through Heartland Marketing Solutions.

We were incorporated in June 2000, in the state of Delaware. As of December 31, 2015, we employed 4,272 full- and part-time personnel, including 1,460 sales professionals, 730 customer service, risk management, financial and operations support and underwriting employees, 431 systems and technology employees, 457 Heartland Payroll Solutions employees, 230 Heartland School Solutions employees, 434 Campus Solutions employees, 39 Micropayments employees, 229 accounting and administration employees, and 262 Heartland Commerce employees. Our sales professionals include 1,069 Relationship Managers and Territory Managers and 171 Senior Product Advisors, primarily payroll specialists. None of our employees were represented by a labor union, and we have experienced no work stoppages. We consider our employee relations to be good.
Agreement and Plan of Merger
On December 15, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Global Payments Inc., a Georgia corporation (“Global”), Data Merger Sub One, Inc., a Delaware corporation and wholly owned subsidiary of Global (“Merger Sub One”) and Data Merger Sub Two, LLC, a Delaware limited liability company and wholly owned subsidiary of Global (“Merger Sub Two”, and together with Merger Sub One, the “Merger Subs”).

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Global will acquire the Company in a two-step transaction. First, Merger Sub One will merge with and into the Company, with the Company continuing as a wholly owned subsidiary of Global. Second, the Company will merge with and into Merger Sub Two immediately following the initial merger, with Merger Sub Two surviving the second merger as a wholly owned subsidiary of Global.

As a result of the merger, subject to the terms and conditions of the Merger Agreement, each outstanding share of our common stock (other than certain shares owned by the parties to the Merger Agreement or by stockholders who have validly exercised their appraisal rights) will be converted into the right to receive (subject to adjustment as set forth in the next sentence) $53.28 in cash, without interest, and 0.6687 shares of Global common stock. Under the terms of the Merger Agreement, in the event that the number of shares of Global common stock issuable as a result of the merger would exceed 19.9% of the issued and outstanding shares of Global common stock immediately prior to the closing of the merger, the stock consideration will be reduced so that no more than 19.9% of the outstanding shares of Global common stock will be issuable in the merger and the cash consideration will be increased by a corresponding amount, so that the value of the per share merger consideration will remain the same.

Consummation of the merger is subject to customary conditions, including without limitation, (1) approval by the holders of at least a majority of the outstanding shares of the Company’s common stock, (2) the absence of any law or order of any governmental entity which prohibits the consummation of the merger, (3) the effectiveness under the Securities Act of 1933 (as amended) of the Registration Statement on Form S-4 filed by Global with respect to the merger, and (4) subject to certain materiality exceptions, the accuracy of the representations and warranties made by the parties and compliance by the parties with their respective obligations under the Merger Agreement.

Each of the Company and Global has made customary representations and warranties in the Merger Agreement. The Merger Agreement also contains customary covenants, including, without limitation, (1) covenants providing for the parties to use reasonable best efforts to cause the closing of the merger to be consummated, and (2) the Company’s agreement to not solicit proposals relating to alternative transactions to the merger or engage in discussions or negotiations with respect thereto, subject to certain exceptions. Additionally, the parties have agreed to select two Company nominees for appointment to Global’s board of directors in connection with the closing of the merger.

The Merger Agreement contains certain termination rights for Global and the Company, including a mutual termination right in the event the merger is not consummated by June 15, 2016 (subject to extension under certain circumstances). Upon termination of the Merger Agreement under specified circumstances described in the Merger Agreement, including (1) if Global terminates the Merger Agreement following a change of recommendation of the Company’s board of directors, (2) if the Company terminates the Merger Agreement to enter into a definitive agreement with a third party with respect to a superior acquisition proposal, or (3) if the Merger Agreement is terminated under certain circumstances and the Company subsequently enters into, or consummates, an alternative acquisition proposal within 12 months, the Company will be required to pay Global a termination fee of $153,000,000.

Certain terms of the Merger Agreement are summarized in, and the Merger Agreement has been filed as an exhibit to the Current Report on Form 8-K filed by the Company on December 17, 2015.

General Business Developments
Acquisitions
Campus Solutions
On September 4, 2014, we completed the acquisition of TouchNet Information Systems, Inc. (“TouchNet”), an integrated commerce solutions provider to higher-education institutions for a cash payment of $375 million, less a net working capital deficit, for all outstanding common shares. The purchase was funded primarily with a new five year, $375 million secured term loan. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities,” for further discussion. TouchNet added over 600 higher education institutions serving more than 6 million students, nearly one-third of the higher education enrollment in the United States, to our Campus Solutions business.

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

Heartland Commerce
Heartland Commerce provides a comprehensive suite of POS solutions and is comprised primarily of the following businesses acquired since February 2014:

On October 30, 2015, we acquired the stock of Menusoft Systems Corporation (a.k.a. “Digital Dining”) for a cash payment of $18.7 million. The purchase was funded from a combination of operating cash and financing under the 2014 Revolving Credit Facility. Digital Dining offers restaurants the convenience of a handheld POS on an iPhone, iPod and iPad in a hybrid environment with conventional fixed terminals, and is also used by restaurateurs for table management, delivery, reservations, labor scheduling, inventory and loyalty programs.

On February 11, 2015, we acquired the stock of Dinerware, Inc. ("Dinerware") for a cash payment of $15.0 million. The purchase was funded from a combination of operating cash and financing under the 2014 Revolving Credit Facility. Dinerware provides restaurant POS software solutions to the hospitality industry and POS systems to enhance the operations of a wide range of food service establishments.

On January 30, 2015, we acquired the net assets of Automation Inc. ("pcAmerica") for a cash payment of $15.0 million. The purchase was funded from a combination of operating cash and financing under the 2014 Revolving Credit Facility. PcAmerica delivers POS systems to streamline daily operations, including customer transactions, inventory tracking, employee labor, and marketing reports to meet the evolving needs of retail stores and restaurants.

On October 31, 2014, we acquired the net assets of Xpient Solutions, LLC (“Xpient”) for a cash payment of $30.0 million, plus net working capital. The purchase price was funded from a combination of operating cash and financing under our revolving credit facility. Xpient provides POS software solutions to customers primarily in the food service industry.

On February 15, 2014, we purchased the net assets of Merchant Software Corporation ("Liquor POS") for a $3.3 million cash payment. The purchase price was funded from operating cash flows. Liquor POS is a leading provider of POS systems to the liquor retail vertical serving more than 3,400 merchants.

Business Segment Overview

Payment Processing
Performance Update
At December 31, 2015, we provided our card payment processing services to 182,526 active SME merchants located across the United States. This compares to 169,831 active SME merchants at December 31, 2014. At December 31, 2015, we provided card payment processing services to approximately 3,194 Network Services merchants with approximately 43,987 locations, compared to 2,181 Network Services merchants with 42,397 locations at December 31, 2014.

Our total card processing volume for the year ended December 31, 2015 was $117.4 billion, a 6.8% increase from the $109.9 billion processed during the year ended December 31, 2014. Our SME card processing volume for the year ended December 31, 2015 was $93.1 billion, a 14.8% increase over $81.1 billion in 2014. Total card processing volume for 2015 also included $24.3 billion of settled volume for Network Services merchants, compared to $28.8 billion for 2014.
In addition to settling card transactions, Network Services processes a wide range of payment transactions for its predominantly petroleum customer base, including providing 2.4 billion transaction authorizations (primarily for Visa and MasterCard) through its front-end card processing systems in 2015.
According to The Nilson Report, in 2014 we were the 5th largest merchant acquirer in the United States ranked by transaction count and the 9th largest merchant acquirer by processed dollar volume, which consisted of Visa and MasterCard credit and debit cards, as well as other credit cards such as American Express, Discover, Diners Club, Carte Blanche, UnionPay, etc. These rankings represented 3.8 billion transactions and 2.9% of the total U.S. bankcard processed dollar volume.

The following table summarizes revenue, net revenue (which we define as total revenue less interchange fees and dues, assessments and fees) and operating income for our Payment Processing segment for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenue	$2,371,878	$2,111,487	$1,979,579
Net revenue	518,313	472,731	443,189
Operating income	119,312	127,553	138,226

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
The following table summarizes our SME processing volume by merchant category for the month of December 2015, compared to the months of December 2014 and December 2013.

	Month of December
	2015	2014	2013
Restaurants	35.1%	35.1%	35.2%
Retail	17.2%	17.9%	17.8%
Convenience, Fast Food & Liquor	11.8%	11.4%	11.0%
Professional Services	7.4%	7.3%	7.4%
Automotive	6.6%	6.7%	6.8%
Lodging	4.1%	4.5%	4.6%
Petroleum	1.3%	1.6%	1.9%
Other	16.5%	15.5%	15.3%
Total SME processing volume        $7.6 billion $6.6 billion $5.9 billion

No single SME merchant accounted for more than 0.42% of our total SME Visa and MasterCard card processing volume in 2015, and during 2015, our top 25 SME merchants represented only 3.69% of our SME Visa and MasterCard card processing volume and 3.31% of our SME Visa and MasterCard gross processing revenue. In 2015, approximately 93% of our SME card processing volume came from merchants we installed in 2014 and earlier.
In December 2015, SME merchants located in the following states represented the following percentages of our SME card processing volume: California represented 13.0%, Texas represented 6.2%, Florida represented 5.8%, New York represented 5.1% and Pennsylvania represented 3.5%, respectively. No other state represented more than 3.3% of our total SME card processing volume. Our geographic concentration tends to reflect the states with the highest economic activity, as well as certain states where we have historically maintained a stronger sales force. This merchant and geographic diversification makes us less sensitive to changing economic conditions in any particular industry or region. We believe that the loss of any single SME merchant would not have a material adverse effect on our financial condition or results of operations.
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

HPS Exchange, VAPS and NWS enable us to provide more customized solutions to merchants that demand customized front-end solutions and take advantage of new terminal hardware platforms and technology like our end-to-end encryption solution (included in our Heartland Secure solutions), as well as near field communication ("NFC") and Europay, MasterCard and Visa (“EMV”) processing. HPS Exchange, VAPS and NWS offer our merchants authorization and capture services in multiple industry verticals to a variety of POS systems including legacy terminals, petroleum pumps, middleware technologies, PC-integrated POS systems and web-based virtual terminals. In addition, HPS Exchange, VAPS and NWS offer third-party POS developers multiple protocols to meet their needs for integration.

During 2015, approximately 97% of the transactions of our SME merchants were processed on HPS Exchange, and 97% of all SME merchant accounts established in 2015 were placed on the system. During 2015, 100% of the transactions for our Network Services merchants were processed on VAPS or NWS.

•
Passport, our internally developed back-end processing system, provides one settlement platform for SME merchants and Network Services merchants, providing value-added features such as optimized funding, multi-bank next day Funding, automated dispute resolution, advanced interchange management and single portal integration via

InfoCentral. In addition, Passport generates significant cost savings and allows us greater economies of scale, by replacing third-party processors' per-transaction charges with more of a fixed-cost structure. This structure allows per-transaction savings as increasing numbers of transactions are processed on Passport. In addition, Passport provides us the opportunity to offer our merchants significantly greater amounts of information regarding their processing characteristics, in more usable formats, and to offer our services to larger merchants. At both December 31, 2015 and 2014, substantially all of our SME merchants were processing on Passport, and all of our Network Services settled transactions were processing on Passport.

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
We also have engaged external auditors to perform an annual Statement on Standards for Attestation Engagements No. 16 ("SSAE 16") review and make available the “Report on Heartland's Description of Transaction Processing System and on the Suitability on the Design and Operating Effectiveness of its Controls."
We operate our front-end processing, back-end processing, and other product platforms in two geographically dispersed outsourced data centers located in Texas and California. We establish system service level operational thresholds based on our large national merchants' requirements, and regularly exceed those levels, with system availability of greater than 99.9%. To achieve this standard, transactions are mirrored between the two data centers, and each center has the capacity to handle our full merchant transaction load. This duplicate processing capability ensures uninterrupted transaction processing during maintenance windows and other times processing may be interrupted in one data center. We regularly process through both data centers.
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

The sponsorship agreements with the member banks require, among other things, that we abide by the bylaws and regulations of the Visa and MasterCard networks. If we were to breach a sponsorship agreement, the sponsor banks can terminate the agreement and, under the terms of the agreement, we would have 180 days to identify an alternative sponsor bank. As of December 31, 2015, we have not been notified of any such issues by our sponsor banks, Visa or MasterCard.

At December 31, 2015, we were party to three bank sponsorship agreements.

•
Processing for the majority of our small and mid-sized merchants (referred to as "Small and Midsized Enterprises," or “SME merchants”) is performed under a February 8, 2012, sponsorship agreement with Wells

Fargo Bank, N.A. ("WFB"). The WFB sponsorship agreement was in effect until February 8, 2016 and would have automatically renewed for three years unless either party provided written notice of non-renewal to the other party. On November 5, 2015, we provided written notice of non-renewal to WFB. Under the terms of the WFB sponsorship agreement, we have up to six months beyond February 8, 2016 to complete a conversion of its SME merchants to another sponsorship arrangement.

On November 5, 2015, we entered into a sponsorship agreement with Deutsche Bank Trust Company Americas ("Deutsche Bank") for our SME merchants. We are highly confident we will complete the conversion of our SME merchants to the Deutsche Bank sponsorship arrangement within the six-month conversion period beginning February 8, 2016. The sponsorship agreement with Deutsche Bank involves substantially the same terms as applied in the February 8, 2012 agreement with WFB. The agreement with Deutsche Bank is for a five-year term expiring on November 5, 2020 and will automatically renew for successive one-year periods unless either party provides six months written notice of non-renewal to the other party.

•
On November 23, 2009, we entered into a sponsorship agreement with The Bancorp Bank ("TBB") to sponsor processing for our Network Services merchants, which are predominantly petroleum industry merchants of all sizes (referred to as "Network Services Merchants"), and since October 2013, certain of our SME merchants. In August 2015, the agreement with TBB automatically renewed until February 2017, with subsequent one-year auto-renewal periods, unless either party provides six months written notice of non-renewal to the other party.

•
On March 24, 2011, we entered into a sponsorship agreement with Barclays Bank Delaware to sponsor processing for certain of our large national merchants. The original agreement with Barclays Bank Delaware would have expired in March 2016; however, in September 2015, the agreement with Barclays Bank Delaware automatically renewed until March 2017. In January 2016, we signed an extension of this agreement, which will now expire in March 2021.  The agreement will continue to automatically renew for successive one-year periods thereafter, unless either party provides six months written notice of non-renewal to the other party.

The following is a breakout of our total Visa and MasterCard settled card processing volume for the month of December 2015 by percentage processed under our individual bank sponsorship agreements:

	% of	December 2015
Sponsor Bank	Bankcard Processing Volume
Wells Fargo Bank, N.A.	75%
The Bancorp Bank	18%
Barclays Bank Delaware	7%

Customer Acquisition
Unlike many of our competitors who rely on Independent Sales Organizations ("ISOs") or salaried salespeople and telemarketers, we have built a direct, primarily commission-based, sales force. Our sales model divides the United States into nine primary markets overseen by Senior Vice Presidents and Vice Presidents of Sales. These Senior Vice Presidents and Vice Presidents are responsible for hiring Relationship Managers and increasing the sales of our products in their markets.
We measure the overall production of our sales force by new gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. We measure installed margin primarily for our SME card processing, payroll processing and loyalty and gift card marketing businesses. In 2015, our newly installed gross margin for the year increased 21.4% from the gross margin we installed during the year ended December 31, 2014 an increase from 17.3% growth achieved in 2014. We attribute this increase in newly installed gross margin to higher volumes and margins at newly installed merchants and improved individual productivity achieved by our salespersons, as well as growth in our sales force. Our SME sales force included Relationship Managers, Territory Managers, and Senior Product Advisors ("SPAs"), amounted to 1,240 and 985 at December 31, 2015 and 2014, respectively. We expect to drive increases in year-over-year installed margin in future periods primarily by increasing the number of SPAs and Relationship and Territory Managers.

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

The Relationship Manager and SPA generally will be paid a signing bonus equal to 50% of the first 12 months' estimated gross margin. The Relationship Manager and SPA will also receive, beginning the month installed, 15% and 20%, respectively, of the gross margin generated from the merchant each month as residual commissions for as long as the merchant remains our customer.
In addition, the Division Manager will receive an amount equal to 25% of the amount paid to the Relationship Manager and SPA (split with a Territory Manager, if one exists for the account). The Senior Vice Presidents and Vice Presidents will receive an amount equal to 25% of the amount paid to the Division Manager. For example, if an SME merchant account has $1,000 of estimated annual gross margin for the first 12 months and estimated monthly gross margin of $83.33, our sales force would be compensated as follows:

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
We also determine which additional markets to enter into based on the following criteria:
•Average potential customer revenue;
•Number of locations to be serviced;
•Underwriting risk; and
•Required technological upgrades.
We have focused significantly on the hospitality industry and, in particular, independent restaurants. The number of restaurants to which we provide our payment processing services was approximately 43,800 as of December 31, 2015.
We have also historically had success in marketing our products and services through relationships with key trade associations, agent banks and value-added resellers.
As of December 31, 2015, we had preferred partner agreements with more than 250 trade associations. Of these partnerships, 48 are restaurant associations, including 46 state restaurant associations, the National Restaurant Association and the Counsel of State Restaurant Associations and another 20 are state lodging associations.
In exchange for an association's endorsements and recommendation of our products and services to their members, and upon the installation of a new merchant that is a member of the association, we pay to the trade association a signing bonus and residual commission.
We offer programs to banks across the United States that allow them access to leverage our extensive sales and support teams and other resources. The program provides our partner banks a source to refer their customers for merchant services as well as payroll processing and other electronic payment processing services. We offer on-site sales, training, installation, and ongoing service and support to the referred merchants. In exchange for a bank's endorsement of our products and services, we typically pay the bank a monthly residual fee based on the referred merchant's processing volumes or margin. As of December 31, 2015, we provide these services to more than 1,500 banking locations in the United States.
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
We have developed significant expertise in industries that we believe present relatively low risks as the customers are generally present and the products or services are generally delivered at the time the transaction is processed. These industries include restaurants, brick-and-mortar retailers, professional service providers, convenience and liquor stores, automotive sales and repair shops, gas stations, lodging establishments and others. The following table summarizes our SME merchants by industry as of December 31, 2015.

As of
Industry	December 31, 2015
Restaurants	24.0%
Retail	18.2%
Professional Services	12.8%
Convenience, Fast Food & Liquor	11.5%
Automotive	7.8%
Lodging	2.9%
Petroleum	1.7%
Other	21.1%
Effective risk management helps us minimize merchant losses relating to chargebacks, reject losses and merchant fraud for the mutual benefit of our merchants and ourselves. We believe our knowledge and experience in dealing with attempted fraud has resulted in our development and implementation of effective risk management and fraud prevention systems and procedures for the types of fraud discussed in this section. In 2015, 2014 and 2013, we experienced merchant losses of $2.9 million, $7.3 million and $3.1 million, respectively, or 0.31 basis points, 0.90 basis points and 0.41 basis points, respectively, of our SME card processing volume. In 2014, our losses included $4.6 million resulting from chargebacks from a single merchant who entered bankruptcy in the fourth quarter.

We employ the following systems and procedures to minimize our exposure to merchant and transaction fraud:
Underwriting. Our sales force sends new applications to their regional service team for scoring and account set up. Higher-risk applications are routed to our credit underwriting department for review and screening. Our underwriting department's review of these applications serves as the basis for our decision whether to accept or reject a merchant account. The review also provides the criteria for establishing cash deposit or letter of credit requirements, processing limits, average transaction amounts and pricing, which assists us in monitoring merchant transactions for those accounts that exceed those pre-determined thresholds. The criteria set by our underwriting department also assist our risk management staff in advising merchants with respect to identifying and avoiding fraudulent transactions. Depending upon their experience level, our underwriting staff has the authority to render judgment on new applications or to take additional actions such as adjusting processing limits supported by prior processing history, analyzing average charge per transaction information or establishing cash deposits/letters of credit, reserves, and delayed funding requirements for new and existing merchants. Our underwriting department prepares accounts that are risk-sensitive for our Credit Committee review. The Credit Committee consists of a Manager of Underwriting, Manager of Risk Review, Director of Underwriting and Vice President of HSC Operations. Merchant accounts that exceed certain committee thresholds are reviewed by our CEO, Vice Chairman, Group President, or Chief of Operations. Our sponsor banks also review and approve our merchant underwriting policies and procedures to ensure compliance with Visa and MasterCard operating rules and regulations.
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
Collateral. We require some of our merchants to establish cash deposits or letters of credit that we use to offset against liabilities we may incur. We hold such cash deposits or letters of credit for as long as we are exposed to a loss resulting from a merchant's payment processing activity. In addition, we maintain a five-day delayed deposit policy on transactions processed by our Internet merchants and newly established merchants who have not previously processed bankcards to allow for additional risk monitoring. We also place a “hold” on batches containing questionable transactions, diverting the funds to a separate account pending review. As of December 31, 2015, these cash deposits and delayed and “held” batches totaled approximately $6.6 million.

Industry Overview
    The payment processing industry provides merchants with credit, debit, gift and loyalty card and other payment processing services, along with related information services. The industry continues to grow as a result of wider merchant acceptance, increased consumer use of bankcards and advances in payment processing and telecommunications technology. According to The Nilson Report, total expenditures for all card type transactions by U.S. consumers are expected to grow to $6.6 trillion by 2019, representing a compound annual growth rate of 8.3%. The proliferation of bankcards has made the acceptance of bankcard payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. This increased use of bankcards and prepaid cards, payment processing via smart phones, enhanced technology initiatives, efficiencies derived from economies of scale and the availability of more sophisticated products and services to all market segments has resulted in a highly competitive and specialized industry.
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
SME merchants' payment processing needs generally are served by a large number of smaller payment processors, including banks and ISOs, that generally procure most of the payment processing services they offer from large payment processors. It is difficult, however, for banks and ISOs to customize payment processing services for the SME merchant on a cost-effective basis or to provide sophisticated value-added services.
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
• Brand name

Some of our large competitors have substantially greater capital resources than we have. Others operate as subsidiaries of financial institutions or bank holding companies, which could allow them to own and conduct depository and other banking activities that we do not have the regulatory authority to own or conduct. Further, since they are affiliated with financial institutions or banks, these competitors may not incur the costs associated with being sponsored by a bank for registration with card networks and they can settle transactions quickly for the merchants with a deposit account at the bank. In addition, large, global technology companies are emerging in the card payment space.

Competitive Advantage
We believe our competitive strengths related to card payment processing, particularly for SME merchants, include the following:

•	Large, Experienced, Efficient, Direct Sales Force
We sell and market our SME card payment processing services through a nationwide direct sales force of 1,069 Relationship Managers and Territory Managers, and 171 Senior Product Advisors, as of December 31, 2015, who work exclusively for us. Our sales professionals have local merchant relationships and industry-specific knowledge that allow them to effectively compete for merchants. These relationships are also supported by our customer service and support teams located in our service center. We believe our control of sales, underwriting and servicing both enhances our SME merchant retention and reduces our risks. We also believe that internally generated SME merchant contracts generally are of a higher quality and are more predictable than contracts acquired from third parties and the costs associated with such contracts generally are lower than the costs associated with contracts acquired from third parties.
Many of our competitors rely on third party distribution channels, including ISO's and Value-Added Resellers (“VARs”) that often generate merchant accounts for multiple payment processing companies, maintain ownership of the merchant relationships and may demand, over time, an increasing level of compensation from their processors.

We grow our SME payment processing business exclusively through internal expansion by generating new SME merchant contracts submitted by our own direct sales force.

•	Strong Position and Substantial Experience in Our Target Markets
As of December 31, 2015, we were providing card payment processing services to 182,526 active SME merchants located across the United States. We believe our understanding of the needs of SME merchants and the risks inherent in doing business with them, combined with our efficient direct sales force, provides us with a competitive advantage over larger service providers that access this market segment through third-party sales channels. We also believe that we have a competitive advantage over service providers of a similar or smaller size that may lack our extensive experience and resources, and so do not benefit from the economies of scale that we have achieved.
At December 31, 2015, we also provided card payment processing services to approximately 3,194 Network Services merchants with approximately 43,987 locations. These Network Services merchants are predominantly in the petroleum industry. We believe that our understanding of the processing needs of petroleum merchants and the products we offer them provides us with a competitive advantage.

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
Our historical focus on SME merchants has diversified our merchant portfolio and we believe has reduced the risks associated with revenue concentration. In 2015, no single SME merchant represented more than 0.42% of our total SME Visa and MasterCard processing volume, consistent with prior years.
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
Our scalable operating structure generally allows us to expand our operations without proportionally increasing our fixed and semi-fixed support costs. In addition, our front-end and back-end card processing platforms were designed with the flexibility to support significant growth and drive economies of scale with low incremental transaction costs. Most of our operating costs are tied to the number of individuals we employ. We have in the past used, and expect in the future to use, technology to leverage our personnel, which should cause our personnel costs to increase at a lower rate than our card processing volume.

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

Campus Solutions
Campus Solutions provides integrated commerce solutions, payment processing, higher education loan services and open and closed-loop payment solutions to higher-education institutions.
TouchNet provides integrated commerce solutions to more than 700 higher education institutions serving over 7 million students, which is nearly one-third the higher education enrollment in the United States. Our offering of an end-to-end integrated commerce and payments solution to the higher education market is unmatched in the industry. Since 1989, TouchNet has been a pioneer in delivering innovative payment solutions. Colleges and universities have relied on TouchNet to unify and secure payment and related business transactions throughout the campus enterprise. TouchNet enables institutions of higher education to process and manage the myriad of campus payments—from student tuition to parking to alumni donations to campus events—on one platform and through one service provider.
Educational Computer Systems, Inc. ("ECSI") provides a suite of solutions to support administrative services for higher education including student loan payment processing, delinquency and default services, refund management, tuition payment plans, electronic billing and payment, tax document services, and business outsourcing. ECSI's core services support the management, payment and collection of student loans including Perkins and institutional financing. Since its founding in 1972, ECSI has printed and mailed 500 million billing statements, processed over 400 million tuition and loan payments and managed accounts for approximately 7 million students and borrowers. ECSI also processes nearly 5 million tax documents every year.
Campus Solutions also provides open- and closed-loop payment solutions for college or university campuses to efficiently process small-value electronic transactions. Campus Solutions currently serves more than 3,400 colleges and universities across multiple higher education sectors including nonprofit, for-profit, private, and community colleges.
Besides payment processing, our OneCard product which enables personal identification, door access, cashless vending transactions, cashless laundry, meal plans and cashless printing at campus facilities. In addition, our RefundSelect program, which we introduced in 2010, addresses the major operational needs of campuses by providing an open-loop debit card platform onto which schools load financial aid refunds. At December 31, 2015, we had 61 colleges enrolled in the RefundSelect program. We issued approximately 586,000 refunds totaling approximately $1.2 billion in 2015. We currently have 247 OneCard and RefundSelect college and university accounts.

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

The following table summarizes revenue and operating income for Campus Solutions for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenue	$117,208	$61,538	$36,186
Operating income	36,293	12,653	3,930

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

Heartland School Solutions has been built through a series of six acquisitions in 2010, 2011, 2012, and 2014. On April 1, 2014, Heartland completed its most recent acquisition in this market, MCS Software. Following the acquisitions, we focused on merging the management and operational structures of the six acquired businesses that make up the School Solutions segment. The more than 200 combined School Solutions professionals now operate under a single management structure and go-to-market strategy. While continuing to maintain certain legacy POS platforms for the foreseeable future, we combined all online prepayment activity into our MySchoolBucks platform, which has more than five and half million registered users. During 2015, we made a significant investment in our consumer-focused marketing strategy in order to encourage more widespread adoption of our online payment products, which, along with our acquisition of MCS Software, resulted in total growth in processing volume of 22% in 2015. As of December 31, 2015, we have over 1.5 million parents who are actively using our online payment products.

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

The following table summarizes revenue and operating income for Heartland School Solutions for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenue	$60,870	$57,570	$50,541
Operating income (a)	23,451	10,874	16,348
         (a) See Note 1 Organization and Operations in the Notes to the Consolidated Financial Statements
     for a discussion of an Out-of-Period Adjustment recorded in the year ended December 31, 2014.

Heartland Payroll Solutions
We operate a full-service nationwide payroll processing service. Our payroll services include check printing, direct deposit, related federal, state and local tax deposits, time clock sales and integrations, accounting documentation, Affordable Care Act ("ACA") reporting and human resources information. In order to improve operating efficiencies and ease of use for our customers and to decrease our own processing costs, we offer electronic and paperless payroll processing that allows an employer to submit its periodic payroll information to us via the Internet. If a customer chooses the online option, all reports and interactions between the employer and Heartland Payroll Solutions can be managed electronically, eliminating the need for cumbersome paperwork. Approximately half of our payroll customers currently submit their information electronically. However, if a customer chooses not to submit their payroll data online, they may submit such information via phone or facsimile. Regardless of input method, clients can choose to have Heartland Payroll Solutions print and ship their payroll package or to receive this information electronically.
On December 31, 2012, we acquired Ovation Payroll, Inc. ("Ovation"), adding more than 10,000 customers to our payroll business. On February 27, 2015, we purchased the stock of Payroll 1 for a $30.0 million cash payment, plus net working capital. The purchase price was financed from the 2014 Revolving Credit Facility. The acquisition of Payroll 1 expanded our existing payroll processing business and customer base by adding 6,573 customers at acquisition. As of December 31, 2015, 2014 and 2013, we provided payroll processing services to 33,937, 25,764 and 24,088 customers, respectively. In 2015, 2014 and 2013, we added 7,302, 5,821 and 5,797 new payroll processing customers, respectively.
We operate a comprehensive payroll management platform, which streamlines all aspects of the payroll process to enable time and cost savings. We consider our payroll platform to be state of the art, enabling us to process payroll on a large scale and provide customizable, cost-effective solutions for businesses of all sizes. It enables faster processing and continuous updates to help businesses remain compliant with payroll, tax, ACA and human resources regulations. The platform features web-hosted access, enabling businesses and their accountants to securely access all payroll data from virtually anywhere with SSL-encryption protection. It also provides robust, easy-to-use reporting for better business analysis. The Heartland Payroll platform is equipped to interface with certain leading providers of accounting services and time and attendance applications, as well as restaurant and retail POS systems. Our platform also includes an Employee Self-Serve web portal that allows employees to review copies of their paychecks, vouchers and payroll detail.

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
Competition in the payroll processing industry is primarily based on service responsiveness, payroll accuracy, quality, reputation, range of product offering and price. Continual changes in tax laws and regulations are inherent to the payroll industry. When combined with the market demand for the latest in technology, third party integration and platform development, smaller competitors may lack the technical and financial resources to meet these needs. We believe Heartland Payroll Solutions is well positioned to continue to gain market share from those challenged providers. Additionally, we believe our competitive position is enhanced through our ability to offer payment processing services to payroll customers, and vice versa, and thus offer an integrated services suite, which will provide our customers with efficient and convenient options.

The following table summarizes revenue and operating income for Heartland Payroll Solutions for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenue	$69,037	$50,394	$44,565
Operating income	9,465	9,076	3,404

Heartland Commerce
We provide the hospitality and retail industry with leading-edge POS solutions, payments processing capabilities and other adjacent business service applications through our Heartland Commerce business. Heartland Commerce is comprised of Xpient Solutions, LLC (“Xpient” acquired in October 2014); Merchant Software Corporation (referred to as "Liquor POS" which was acquired in February 2014); Automation, Inc. (d/b/a “pcAmerica” acquired in January 2015); Dinerware, Inc. (“Dinerware” acquired in February 2015) and Menusoft Systems Corporation (a.k.a. “Digital Dining” acquired in October 2015) to the Heartland Commerce business. Heartland Commerce is in the process of developing cloud-based POS systems that complement our well-established on-premise POS solutions. Digital Dining offers restaurants the convenience of a handheld POS on an iPhone, iPod and iPad in a hybrid environment with conventional fixed terminals, and is also used by restaurateurs for table management, delivery, reservations, labor scheduling, inventory and loyalty programs. Heartland Commerce net revenue was $34.4 million in 2015 which includes $15.0 million in net revenue from the 2015 acquisitions described above. Heartland Commerce had a net operating loss of $2.1 million for 2015.
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
Micropayments
We provide services to the small-value transaction market through our Micropayments business. We manufacture and sell solutions comprising unattended online wireless credit card-based payment systems, and unattended value top-up systems for off-line closed-loop smart (chip) card based payment systems. Our electronic cash systems provide small-value transaction processing for commercial laundry machines and vending machines, which are located in apartment laundries, cruise ships, corporate and university campuses, and penitentiaries. These systems offer consumers convenient ways to use their debit and credit cards to purchase and reload electronic cash cards, and to spend the value on the card for small-value purchases in both attended and unattended POS locations. In addition, we provide merchants financial settlement between the electronic cash card issuer and the vendor/merchant who accepts the card as payment. Our WaveRider system allows laundry patrons to use their debit or credit card to pay directly for their laundry right at the washer or dryer, simply by swiping their card. We believe there is increasing consumer demand for, and merchant interest in, card-based solutions for small denomination transactions, and expect to make additional investments in the future in developing solutions in this area.

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

The following table summarizes revenue and operating income for Micropayments for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenue	$18,638	$16,950	$12,634
Operating income	4,333	3,568	1,336

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
The Marketing Solutions space continues to evolve and become even more relevant as merchants are looking for deeper engagement with their customers. In 2015, HMS launched several enhancements such as a suite of Application Programming Interfaces ("APIs"), integration into several mobile application providers, a full suite of digital card distribution to the SME space and has developed the groundwork for a robust data and analytics solution. As of December 31, 2015, Heartland Marketing Solutions has 12,954 active merchant locations and loaded $458 million on approximately 12.5 million consumer gift cards, compared to 11,669 active merchant locations and $340 million loaded on approximately 9.6 million cards as of December 31, 2014.

In addition, there has been prolific emergence of mobile application providers to enable merchants to create a branded mobile application to compete with other large brands. HMS has reacted by developing a robust set of APIs to enable integration in the fast-moving market to allow for quick integration into multiple third-party solutions. This option enables merchants to partner with any application developer to integrate gift and rewards into the application of their choosing. HMS continues to see traction in vertical use case driven integrations, including the continued sales and growth of Heartland ToGo, a mobile and online ordering solution with embedded gift and rewards. As of December 31, 2015, Heartland has boarded more than 175 merchants on the Heartland ToGo solution.

The core gift space, historically defined as merchant branded gift card, is highly competitive. Most solutions are currently sold and provisioned by merchant processors. Competition usually focuses on one of two markets depending on their merchant base: medium to large merchant providers where solutions are highly flexible, feature-rich and allow for customization, and small merchant providers where solutions are still feature-rich, but have been streamlined to minimize implementation costs. Competition includes First Data Gift Card, Valutec (owned by Fidelity National Information Services) and Givex. We believe that very few gift card providers have a robust rewards platform, so merchants usually have to go to two different providers to satisfy their gift and rewards needs. Heartland Marketing Solutions is one of the few providers whose platform was specifically built to support both gift and rewards implementations.

The following table summarizes revenue and operating income (loss) for HMS for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenue	$10,015	$9,364	$9,649
Operating income (loss)	211	378	(248)

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

    In May 2015, we submitted to the New York Stock Exchange the CEO certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual without qualification.

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

Risks Relating to the Merger with Global

The failure to complete or delays in completing the merger with Global could adversely affect our business and our stock price.
Consummation of the merger with Global is subject to customary closing conditions, including approval by our stockholders. There can be no assurance that these conditions will be satisfactorily met or validly waived, or that the Company and Global will be able to successfully consummate the merger, on the anticipated terms or at all. We will have incurred significant costs, including the diversion of management resources and transaction-related expenses for which we will receive little or no benefit, if the merger is not consummated. The Merger Agreement may be terminated by either party if the merger is not completed on or before June 15, 2016. In addition, the Merger Agreement contains certain other termination rights for both us and Global. A failed transaction may result in negative publicity. Any of these events, individually or in combination, could have an adverse effect on our results of operations and financial condition.

The pending merger could adversely affect our business, financial results and operations, including our relationships with customers, vendors and employees.
The proposed merger with Global could cause material disruptions in and create uncertainty surrounding our business. This could affect our relationships with customers, vendors and employees, which could have an adverse effect on our business, financial results and operations. In particular, we could lose important personnel if some employees decide to leave in light of the proposed Acquisition. We could potentially lose customers or suppliers, or our customers or suppliers could modify their relationships with us in an adverse manner. In addition, we have devoted-and will continue to devote significant management resources to complete the merger. This may cause our business and operating results to suffer.

The Merger Agreement also places restrictions on how we conduct our business before the merger is completed. These restrictions could result in our inability to respond effectively, and in a timely manner, to competitive pressures, industry developments and future opportunities. This could harm our business, financial results and operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Agreement and Plan of Merger” for more information about the proposed merger with Global and its impact on our business, including restrictive covenants relating to our operations.

Risks Relating to Our Business

Unauthorized disclosure of merchant, cardholder or other user data, whether through breach of our computer systems (such as the Processing System Intrusion discussed in Item 3 Legal Proceedings), cyber-attack or otherwise, could expose us to liability and protracted and costly litigation, as well as harm our reputation.
We collect and store sensitive data about merchants, including names, addresses, social security numbers, driver's license numbers and checking account numbers. In addition, we maintain a database of cardholder and other user data relating to specific transactions, including bankcard numbers, in order to process the transactions and for fraud prevention. Any unauthorized use, cyber-attack, unauthorized intrusion, malicious software infiltration, network disruption, denial of service, corruption of data, or theft of non-public or other sensitive information, similar act by a malevolent party, or inadvertent acts by our own employees, could result in the disclosure or misuse of confidential or proprietary information, and could have a materially adverse effect on our business operations, or that of our merchants. Additionally, any loss of data by us or our merchants could result in significant fines and sanctions by the card networks or governmental bodies, which could have a material adverse effect upon our business, financial position and/or results of operations. In addition, a significant breach could result in our computer systems being prohibited from processing transactions for card networks.

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
In 2015, we began offering a warranty to merchants using the Heartland Secure™ solution, a comprehensive credit/debit card secure payment solution combining EMV, the Heartland E3® end-to-end encryption technology and tokenization.  Through the warranty, Heartland agrees not to pass on to covered merchants those costs, fees and fines from card brands that result from a breach.

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

Unauthorized disclosure of customer, educational institution, employee or other user data from our business services other than our Payment Processing business, whether through breach of our computer systems, cyber-attack or otherwise, could expose us to liability and protracted and costly litigation, as well as harm our reputation.
We collect and store sensitive data about customers, educational institutions and employees, including names, addresses, social security numbers, driver's license numbers and checking account numbers. Any unauthorized use, cyber-

attack, unauthorized intrusion, malicious software infiltration, network disruption, denial of service, corruption of data, or theft of non-public or other sensitive information, similar act by a malevolent party, or inadvertent acts by our own employees, could result in the disclosure or misuse of confidential or proprietary information, and could have a materially adverse effect on our business operations, or that of our customers.

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
            Over 72% of our revenue is derived from processing Visa and MasterCard bankcard transactions. Because we are not a bank, we are not eligible for membership in the Visa and MasterCard networks and are, therefore, unable to directly access the bankcard networks. Instead, Visa and MasterCard operating regulations require us to be sponsored by a member bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through Wells Fargo Bank N.A. since February 2012, The Bancorp Bank since November 2009, and Barclays Bank Delaware since March 2011.

Our sponsorship agreements with Wells Fargo Bank N.A., The Bancorp Bank and Barclays Bank Delaware expire in February 2016, February 2017 and March 2021, respectively. On November 5, 2015, we entered into a sponsorship agreement with Deutsche Bank for our SME merchants, which will replace the sponsorship agreement with Wells Fargo Bank N.A. The sponsorship agreement with Deutsche Bank expires in November 2020. If our sponsorships are terminated and we are unable to secure another bank sponsor or sponsors, which could arise due to future consolidation of sponsor banks or because sponsor banks exit this line of business, we will not be able to process Visa and MasterCard transactions. Furthermore, some agreements give the sponsor banks substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants, the terms of our agreements with merchants and our customer service levels. Our sponsor banks' discretionary actions under these agreements could be detrimental to our operations.

Current or future bankcard network rules and practices could adversely affect our business.
            We are registered with the Visa and MasterCard networks through our bank sponsors as an ISO with Visa and a Member Service Provider with MasterCard. We are currently a sales agent and service agent for American Express and a registered acquirer with Discover. The rules of the bankcard networks are set by their boards, which may be strongly influenced by card issuers, and some of those card issuers are our competitors with respect to these processing services. The rules of the bankcard networks may change from time-to-time. Many banks directly or indirectly sell processing services to merchants in direct competition with us. These banks could attempt, by virtue of their influence on the networks, to alter the networks' rules or policies to the detriment of non-members like us. The termination of our registration or our status as an ISO or Member Service Provider, or any changes in card network or issuer rules that limit our ability to provide payment processing services, could have an adverse effect on our bankcard processing volumes, revenues or operating costs. In addition, if we were precluded from processing Visa and MasterCard bankcard transactions, we would lose the majority of our revenues.

Any new laws and regulations, or revisions made to existing laws, regulations, or other industry standards affecting our business may have an unfavorable impact on our operating results and financial condition.
         Our business is impacted by laws and regulations that affect the bankcard industry. In July 2010, Congress passed The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changed financial regulation. Changes included restricting amounts of debit card fees that certain issuer banks can charge merchants and allowing merchants to offer discounts for different payment methods. The impact which requirements imposed by the Dodd-Frank Act or other new regulation will have on our operating results is difficult to determine, as their implementation could result in the need for us to modify our services and processing platforms. As new requirements are mandated, these regulations could adversely affect our operating results and financial condition. Furthermore, the requirements of the new regulations and the timing of their effective dates could result in changes in our clients' business practices that may alter their delivery of their products and services to consumers and the timing of their investment decisions, which could change the demand for our services as well as alter the type or volume of transactions that we process on behalf of our clients.

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
            Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations restricting the collection, use and transfer of, and safeguarding, non-public personal information. For example, in the United States, all financial institutions must undertake certain steps to ensure the privacy and security of consumer financial information. While our operations are subject to certain provisions of these privacy laws, we have limited our use of consumer information solely to providing services to other businesses and financial institutions. We limit sharing of non-public personal information to that necessary to complete the transactions on behalf of the consumer and the merchant and to that permitted by federal and state laws. In connection with providing services to the merchants and financial institutions that use our services, we are required by regulations and contracts with our merchants to provide assurances regarding the confidentiality and security of non-public consumer information. These contracts require periodic audits by independent companies regarding our compliance with industry standards and best practices established by regulatory guidelines. The compliance standards relate to our infrastructure, components, and operational procedures designed to safeguard the confidentiality and security of non-public consumer personal information shared by our clients with us. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract and maintain business in the future. The cost of such systems and procedures may increase in the future and could adversely affect our ability to compete effectively with other similarly situated service providers.

In many cases, these laws apply not only to third-party transactions, but also to transfers of information among the company and our subsidiaries. In addition, the possession and use of personal information and data in conducting our business subjects us to laws that may require notification to regulators, clients or employees in the event of a privacy breach. These laws continue to develop, the number of jurisdictions adopting such laws continues to increase, and these laws may be inconsistent from jurisdiction to jurisdiction. The future enactment of more restrictive laws, rules or regulations could materially adversely impact our operations and the financial condition of our company, through increased costs or restrictions on our businesses and noncompliance could result in regulatory penalties and significant legal liability. In addition, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase.

Global economics, political and other conditions may adversely affect trends in consumer spending, which may adversely impact our revenue and profitability.
A recessionary economic environment could have a negative impact on our merchants, which may, in turn, adversely impact our revenue and profitability, particularly if the recessionary environment disproportionately affects some of the market segments that represent a larger portion of our card processing volume, like restaurants. The industries in which we operate depend heavily upon the overall level of consumer and business spending.
Adverse economic trends may accelerate the timing, or increase the impact of, risks to our financial performance. Such trends may include, but are not limited to, the following:

•	a declining economy and the pace of economic recovery can change consumer spending behaviors;

•	low levels of consumer and business confidence typically associated with recessionary environments, may cause decreased spending by cardholders;

•
a decline in the use of credit, debit or prepaid cards as a payment mechanism for their transactions or an adverse change in the mix of payments between cash, alternative currencies, credit, debit and prepaid cards;

•	budgetary concerns in the United States could impact consumer confidence and spending and increase the risks of operating our business;

•	financial institutions may restrict credit lines to cardholders or limit the issuance of new cards to mitigate cardholder defaults;

•	uncertainty and volatility in the performance of our clients’ businesses may make estimates of our revenues, rebates, incentives, and realization of prepaid assets less predictable;

•	our clients may decrease spending for value-added services; and

•
government intervention, including the effect of laws, regulations, and/or government investments in our clients, may have potential negative effects on our business and our relationships with our clients or otherwise alter their strategic direction away from our products.

If our merchants make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenue and profits. In addition, we have a certain amount of fixed and semi-fixed costs, including rent and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy.

In a recessionary environment our merchants could also experience a higher rate of business closures, which could adversely affect our business and financial condition. During the 2008-2009 recession, we experienced negative same-store sales growth (or contraction) and an increase in business closures. In the event of a closure of a merchant, we are unlikely to receive our fees for any transactions processed by that merchant in its final month of operation.

We have faced, and will in the future face, chargeback liability when our merchants refuse or cannot reimburse chargebacks resolved in favor of their customers, reject losses when our merchants go out of business, and merchant fraud. We cannot accurately anticipate these liabilities, which may adversely affect our results of operations and financial condition.
            In the event a billing dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally “charged back” to the merchant and the purchase price is credited or otherwise refunded to the cardholder by the card-issuing bank and charged to the merchant. If we or our clearing banks are unable to collect such amounts from the merchant's account, or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for the chargeback, we bear the loss for the amount of the refund paid to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. We may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our merchants may adversely affect our financial condition and results of operations.

We also bear the risk of reject losses, which arise from the fact that we typically collect our fees from our SME merchants on the first day after the monthly billing period. This results in the build-up of a substantial receivable from our customers, which significantly exceeds the receivables of any of our competitors which generally assess their fees on a daily basis. If a merchant has gone out of business during the billing period, changes their demand deposit account, or institutes blocks on its demand deposit account, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants and we also maintain a loss reserve against losses including major fraud losses, which are unpredictable and involve large monetary amounts; however, these may not be sufficient to eliminate the risk of loss, which may adversely affect our financial condition and results of operations. In addition, if our sponsor bank is unable, due to system disruption or other failure, to collect our fees from our merchants, we would face a substantial loss.

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

In the years ended December 31, 2015, 2014 and 2013, we incurred charges relating to chargebacks, reject losses and merchant fraud of $2.9 million, $7.3 million and $3.1 million, respectively, or 0.31 basis points, 0.90 basis points and 0.41 basis points, respectively of our SME card processing volume. In 2014, our losses included $4.6 million resulting from chargebacks from a single merchant who entered bankruptcy in the fourth quarter.

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

Increased merchant attrition that we cannot offset with increased card processing volume would cause our revenues to decline.
            We experience attrition in merchant card processing volume resulting from several factors, including business closures, transfers of merchants' accounts to our competitors, account closures that we initiate due to heightened credit risks and reductions in our merchants’ sales volumes. During the years ended December 31, 2015, 2014 and 2013, we experienced average annualized attrition in our SME card processing volume of 10.0%, 12.7% and 12.9%, respectively. Substantially all of our SME processing contracts may be terminated by either party on relatively short notice. We cannot predict the level of attrition in the future, and it could increase. Increased attrition in merchant card processing volume may have an adverse effect on our financial condition and results of operations. If we are unable to establish accounts with new merchants or otherwise increase our card processing volume in order to counter the effect of this attrition, our revenues will decline.

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
            The market for payment processing services is highly competitive. Other providers of payment processing services have established a sizable market share in the small and mid-sized merchant processing sector. Maintaining our historic growth will depend on a combination of the continued growth in electronic payment transactions and our ability to increase our market share. According to The Nilson Report, we accounted for approximately 4.5% of the 84.5 billion of purchase transactions processed by all U.S. bankcard acquirers in 2014. The competition we face may affect the prices we are able to charge. If the competition causes us to reduce the prices we charge, we will have to aggressively control our costs or our profit margins will decline. In addition, some of our competitors are financial institutions, subsidiaries of financial institutions or well-established payment processing companies. Our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a bank into the card networks and can settle transactions more quickly for their merchants than we can for ours. These competitors have substantially greater financial, technological, management and marketing resources than we have. This may allow our competitors to offer more attractive fees to our current and prospective merchants, or other products or services that we do not offer. This could result in a loss of customers, greater difficulty attracting new customers, and a reduction in the price we can charge for our products and services. If this were to occur, there is no assurance we can successfully control our costs in order to maintain our profit margins. One or more of these factors could have a material adverse effect on our business, financial condition and results of operations.

The payment processing market in which we compete is subject to rapid technological changes. These markets are characterized by technological change, new product introductions (including mobile payment applications), evolving industry standards and changing customer needs. In order to remain competitive, we are continually involved in a number of projects to offer our customers convenient and efficient solutions for their payment needs. Any delay in the delivery of new services or the failure to differentiate our services or to accurately predict and address market demand could render our services less desirable, or even obsolete, to our clients. These projects carry the risks associated with any development effort, including cost overruns, delays in delivery and performance problems. Any failure to deliver reliable, effective and secure services that meet the expectations of our clients could result in increased costs and/or a loss in business and revenues that could reduce our earnings. In addition, many of our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies and services, including Internet payment processing services and mobile payment processing services that provide improved operating functionality and features to their product and service offerings. If more successful than ours, their development efforts could render our product and services offerings less desirable to customers, again resulting in the loss of customers or a reduction in the price we could demand for our offerings. Furthermore, our merchants’ and their customers’ potential negative reaction to our products and services can spread quickly through social media and damage our reputation before we have the opportunity to respond. If we are unable to develop, adapt to or access technological changes or evolving industry standards on a timely and cost effective basis, our business, financial condition and results of operations would be materially adversely affected.
Non-traditional electronic payments competitors are also increasingly entering the markets in which we operate. Furthermore, we are facing new competitive pressure from non-traditional payments processors and other parties entering the payments industry, such as PayPal, Google, Apple, Alibaba and Amazon, who may compete in one or more of the functions performed in processing merchant transactions. These companies have significant financial resources and robust networks and are highly regarded by consumers. If these companies gain a greater share of total electronic payments transactions or if we are unable to successfully react to changes in the industry spurred by the entry of these new market participants, it could have a material adverse effect on our business, financial condition and results of operations.

Our systems and our third-party providers' systems may fail due to factors beyond our control, which could interrupt our service, cause us to lose business and increase our costs.
            We depend on the efficient and uninterrupted operation of our computer network systems, software, data center and telecommunications networks, as well as the systems of third parties. Our systems and operations or those of our third-party providers could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. A system outage could have a material adverse effect on our business, financial condition, and results of operations. Although we have taken steps to protect against data loss and system failures, there is still risk that we may lose critical data or experience system failures. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures or other difficulties could result in:

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

We may experience software defects, computer viruses, and development delays, which could damage client relations, our potential profitability and expose us to liability.
Our products are based on sophisticated software and computing systems that often encounter development delays, and the underlying software may contain undetected errors, viruses, or defects. Defects in our software products and errors or delays in our processing of electronic transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential customers, harm to our reputation, or exposure to liability claims. In addition, we rely on technologies supplied to us by third parties that may also contain undetected errors, viruses or defects that could have a material adverse effect on our business, financial condition and results of operations. Although we attempt to limit our potential liability for warranty claims through disclaimers in our software documentation and limitation-of-liability provisions in our license and other agreements with our clients, we cannot assure that these measures will be successful in limiting our liability. Additionally, we and many of our customers are subject to payment network rules. If we do not comply with the payment network requirements or standards, we may be subject fines or sanctions, including suspension or termination of our registration.

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
Adverse conditions in markets in which we obtain a substantial amount of our card processing volume, such as our largest SME merchant markets of California, Texas, Florida, New York, and Pennsylvania, could negatively affect our results of operations.
            Adverse economic or other conditions in California, Texas, New York, Florida and Pennsylvania would negatively affect our revenue and could materially and adversely affect our results of operations. In December 2015, SME merchants located in these states represented the following percentages of our SME card processing volume: California represented

13.0%, Texas represented 6.2%, Florida represented 5.8%, New York represented 5.1% and Pennsylvania represented 3.5%, respectively. As a result of this geographic concentration of our merchants in these markets, we are exposed to the risks of downturns in these local economies and to other local conditions, which could adversely affect the operating results of our merchants in these markets. No other state represented more than 3.3% of our SME card processing volume in December 2015.

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

Additionally, to successfully compete in the market and grow our business, we must attract, recruit, retain and develop the necessary personnel who can provide needed expertise. We may be required to hire additional personnel to execute our strategic plans. However, the market for qualified personnel is competitive, and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart our company. Failure to retain or attract qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to attract and retain qualified sales people, our business and financial results may suffer.
            Unlike many of our competitors who rely on ISOs or salaried salespeople and telemarketers, we rely on a direct sales force whose compensation is entirely commission-based. Through our direct sales force of approximately 1,069 Relationship Managers and Territory Managers and 171 product specialists (SPAs), we seek to increase the number of merchants using our products and services. We intend to significantly increase the size of our sales force. Our success depends, in part, on the skill and experience of our sales force. If we are unable to retain and attract sufficiently experienced and capable Relationship Managers, Territory Managers and SPAs, our business and financial results may suffer.

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

We may not be able to continue to expand our share of the existing payment processing markets or expand into new markets which would inhibit our ability to grow and increase our profitability.
Our future growth and profitability depend upon the growth of the markets in which we currently operate and our ability to increase our penetration and service offerings within these markets, as well as the emergence of new markets for our services and our ability to penetrate these new markets. According to The Nilson Report, we accounted for approximately 4.5% of the 84.5 billion of purchase transactions processed by all U.S. bankcard acquirers in 2014. It is difficult to attract new clients due to transition costs, business disruption and loss of accustomed functionality in connection a change in payment processing vendors. We seek to overcome these obstacles by offering enhanced functionality, greater data security, high customer service levels and competitive pricing. However, there can be no assurance that our efforts will be successful and the inability to grow in the markets in which we operate may have a material adverse effect on our business, financial condition and results of operations.

Our expansion into new markets in which we do not currently have any operating experience is also dependent upon our ability to adapt our existing technology and offerings or to develop new or innovative applications to meet the particular service needs of each new market. In order to do so, we will need to anticipate and react to market changes and devote appropriate financial and technical resources to our development efforts, and there can be no assurance that we will be successful in these efforts.

 Our operating results are subject to seasonality, which could result in fluctuations in our quarterly net income.
We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Historically, due to seasonal retail sales, our revenues have been strongest in our second and third quarters, and weakest in our first quarter.

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
    The interest rates on debt outstanding under our Credit Agreement are floating based on the LIBOR rate; accordingly, if the LIBOR rate increases, our interest expense will be higher on the portion of our debt outstanding not managed with interest rate swaps. At December 31, 2015, there was $481.9 million outstanding under our Credit Agreement.

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

We were in compliance with these covenants as of December 31, 2015. Failure to be in compliance with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all or a portion of our outstanding indebtedness, which would have a material adverse effect on our business, financial condition and results of operations.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition, and results of operations.
As a result of recent acquisitions, a significant portion of our total assets consist of goodwill and intangible assets. Combined goodwill and intangible assets, net of amortization, accounted for approximately 45% of the total assets on our balance sheet at December 31, 2015 and 2014, respectively. We may not realize the full carrying value of our intangible assets and goodwill. We test goodwill for impairment at least annually and during interim periods if an event occurs or changes in circumstances suggest a potential decline in the fair value of goodwill. We also evaluate intangible assets on an ongoing basis for indicators of impairment. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. If testing indicates that impairment has occurred, we would be required to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, financial condition, and results of operations. Our impairment testing in 2014 indicated an impairment of goodwill and intangible assets relating to Leaf Acquisition, LLC (“Leaf”), a previous Heartland Commerce business reporting unit and related POS assets resulting in pre-tax impairment charges of $37.4 million, of which $18.5 million was related to goodwill.

The costs and effects of pending and future litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, financial position, results of operations and cash flow.
We are from time-to-time involved in various litigation matters and governmental or regulatory investigations or similar matters arising out of our current or future business. Our insurance or indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. If we are unsuccessful in our defense in these litigation matters, or any other legal proceeding, we may be forced to pay damages or fines that significantly exceed our insurance coverage, enter into consent decrees, and/or change our business practices, any of which could have a materially adverse effect on the results of our business operations and financial condition. For more information about our legal proceedings, refer to “Item 3. Legal Proceedings” herein.

Future sales of our common stock, or the perception in the public markets that these sales may occur, could depress our stock price.
            Sales of substantial amounts of our common stock in the public market, or the perception in the public markets that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. At December 31, 2015, we had 36,933,825 shares of our common stock outstanding. In addition, as of December 31, 2015, we had outstanding stock options and restricted share units representing 1,035,950 shares issued under our amended and restated 2008 Equity Incentive Plan and our 2000 Incentive Stock Option Plan, of which 5,900 were vested. Assuming the exercise of all outstanding options to acquire our common stock and the vesting of all restricted share units and performance share units, our current stockholders would own on a fully-diluted basis 95% of the outstanding shares of our common stock, and the number of shares of our common stock available to trade could cause the market price of our common stock to decline. In addition to the adverse effect a price decline could have on holders of our common stock, such a decline could impede our ability to raise capital or to make acquisitions through the issuance of additional shares of our common stock or other equity securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

At December 31, 2015, we owned one facility and leased thirty three facilities which we use for operational, sales and administrative purposes.

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

As of December 31, 2015, we also leased the following facilities located throughout the United States to operate our business. Multi-purpose facilities include administrative, sales, operations, technology and facilities shared by multiple business segments.

Segment	Square Feet	Expiration
Multi-purpose	249,061	5/15/2016 to 12/31/2026
Campus Solutions	136,607	7/31/2016 to 12/31/2030
Heartland School Solutions	37,315	5/25/2016 to 6/30/2023
Heartland Payroll Solutions	81,473	6/30/2016 to 7/31/2019
Heartland Commerce	72,244	8/14/2016 to 2/29/2024
Heartland Marketing Solutions	10,838	12/31/2016
	587,538
We believe that our facilities are suitable and adequate for our current business operations and, if necessary, could be replaced with little disruption to our company. We periodically review our space requirements and may acquire new space to meet our business needs or consolidate and dispose of or sublet facilities which are no longer required.

ITEM 3. LEGAL PROCEEDINGS

Merger Agreement Proceedings

The Company, its Board of Directors, Global, Merger Sub One, and Merger Sub Two have been named as defendants in a putative class action lawsuit, brought by a purported Company stockholder, challenging the merger.  The suit was filed in the New Jersey Superior Court, Mercer County, Civil Division, and is captioned Kevin Merchant v. Heartland Payment Systems, et al., L-45-16 (filed January 8, 2016).  The complaint alleges, among other things, that the directors of the Company breached their fiduciary duties to the Company’s stockholders by agreeing to sell the Company for inadequate consideration, agreeing to improper deal protection terms in the merger agreement, and failing to properly value the Company.  The complaint also alleges that the Company, Global, Merger Sub One, and Merger Sub Two aided and abetted these purported breaches of fiduciary duty.  Plaintiff seeks, among other things, an injunction barring the merger, recession of the merger or rescissory damages to the extent the merger is already implemented, and an award of damages and attorney’s fees.

The Company believes the suit is without merit.
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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the New York Stock Exchange under the ticker symbol “HPY.” The following table sets forth the high and low sales prices of our common stock and dividend paid per share for the four quarters during the years ended December 31, 2015 and 2014:

	High	Low	Dividend Per Share
2014
Quarter Ended:
March 31, 2014	$50.44	$38.67	$0.085
June 30, 2014	$43.52	$37.25	$0.085
September 30, 2014	$49.46	$40.61	$0.085
December 31, 2014	$56.28	$46.67	$0.085
2015
Quarter Ended:
March 31, 2015	$55.16	$46.65	$0.10
June 30, 2015	$55.89	$47.64	$0.10
September 30, 2015	$65.30	$52.89	$0.10
December 31, 2015	$96.47	$59.03	$0.10

Holders of Common Stock

The number of stockholders of record of our common stock as of February 24, 2016 was 16.

Dividends

Our Board of Directors has declared a quarterly cash dividend on our common stock each quarter since the third quarter of 2006. The payment of dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend on, among other factors, our earnings, stockholders' equity, cash position and financial condition. On February 2, 2016, our Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on March 15, 2016 to stockholders of record as of March 1, 2016.

Securities Authorized For Issuance Under Equity Compensation Plans

We maintain the Heartland Payment Systems, Inc. Amended and Restated 2008 Equity Incentive Plan under which shares of our common stock are authorized for issuance. For more information on this plan, see Note 14, Stock Incentive Plans. Information regarding the common stock issuable under this plan as of December 31, 2015 is set forth in the following table:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,035,950	$54.87	1,035,950
Equity compensation plans not approved by security holders	None	N/A	None
Total	1,035,950	$54.87	1,035,950

Purchases of Equity Securities by the Issuer

Open Repurchase Authorization. On May 8, 2014, our Board of Directors authorized the repurchase of up to $75 million of our outstanding stock. We intend to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including our 2014 Revolving Credit Facility. The manner, timing and amount of repurchases, if any, will be determined by management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements. The repurchase program may be modified or discontinued at any time. As of December 31, 2015, we have not repurchased any shares under the May 8, 2014 authorization.

Under the Merger Agreement, our repurchase activity after December 15, 2015 is limited to repurchases made to satisfy tax withholding amounts arising from stock option exercises or vesting of restricted shares.

Performance Graph
The following graph compares the percentage change in cumulative total stockholder return on our common stock for the past five years with the cumulative total returns over the same period of (i) the S&P 500 Index and (ii) the S&P Information Technology Index.

The below comparison assumes $100 was invested on December 31, 2010 in our common stock and in the S&P 500 Index and the S&P Information Technology Index, and assumes reinvestment of dividends, if any. Historical stock prices are not indicative of future stock price performance.

Total Return Performance
$700
$600
$500
$400
$300
$200
$100
$0
Heartland Payment Systems, Inc.
S&P 500 Index
S&P Information Technology Index
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15

	Base Period	Period Ended
	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Heartland Payment Systems, Inc.	$100.00	$159.25	$194.43	$331.09	$361.08	$638.98
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
S&P Information Technology Index	100.00	102.41	117.59	151.03	181.40	192.15

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial information and other data for the years ended December 31, 2015, 2014, and 2013, which are derived from our consolidated financial statements included elsewhere in this report. Historical consolidated financial information for 2012 and 2011 are derived from our consolidated financial statements for those years (not included herein). The information in the following table should be read together with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Income Statement Data:	(In thousands, except per share data)

Total revenues	$2,682,396	$2,311,381	$2,135,372	$2,013,436	$1,985,577
Total costs of services	2,292,843	2,001,342	1,835,706	1,763,701	1,783,731
General and administrative	244,005	190,554	173,568	139,934	125,765
Goodwill impairment charge	—	18,490	—	—	—
Asset impairment charges	—	18,875	—	—	—
Total expenses	2,536,848	2,229,261	2,009,274	1,903,635	1,909,496
Income from operations	145,548	82,120	126,098	109,801	76,081
Net income from continuing operations	84,732	31,868	74,102	64,353	42,988
Net income attributable to Heartland	84,732	33,879	78,626	65,889	43,939

Basic earnings per share:
Income from continuing operations	$2.31	$0.93	$2.03	$1.67	$1.10
Income from discontinued operations	$—	$—	$0.11	$0.04	$0.03
Basic earnings per share	$2.31	$0.93	$2.14	$1.71	$1.13

Diluted earnings per share:
Income from continuing operations	$2.28	$0.91	$1.96	$1.60	$1.07
Income from discontinued operations	$—	$—	$0.10	$0.04	$0.02
Diluted earnings per share	$2.28	$0.91	$2.06	$1.64	$1.09

Weighted average number of common shares outstanding:
Basic	36,646	36,354	36,791	38,468	38,931
Diluted	37,237	37,187	38,053	40,058	40,233

Dividends declared per share	$0.40	$0.34	$0.28	$0.24	$0.16

Other Data:
Net revenue*	$822,958	$672,625	$598,982	$529,895	$470,896
Operating margin	17.7%	12.2%	21.1%	20.7%	16.2%

*Net revenue is defined as total revenues less Interchange fees and dues, assessments, and fees.

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data (a):	(In thousands)
Total assets	$1,536,679	$1,378,465	$890,757	$802,939	$590,175
Current portion of borrowings	43,793	36,792	—	102,001	15,003
Long-term borrowings	437,842	523,122	150,000	50,000	70,000
Total liabilities	1,200,857	1,127,705	624,094	591,778	370,123
Total equity	335,822	250,760	260,475	209,786	219,410
(a) Total assets and total liabilities have been retrospectively adjusted to reflect the adoption of the new accounting standards update regarding the classification of deferred taxes. See "Note 2, Summary of Significant Accounting Policies — New Accounting Pronouncements" for a discussion of this new accounting standards update.

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

Agreement and Plan of Merger
On December 15, 2015, we entered into the Merger Agreement with Global and the Merger Subs. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Global will acquire the Company through a two-step transaction. First, Merger Sub One will merge with and into the Company, with the Company continuing as a wholly owned subsidiary of Global. Second, the Company will merge with and into Merger Sub Two immediately following the initial merger, with Merger Sub Two surviving the second merger as a wholly owned subsidiary of Global.

As a result of the merger, subject to the terms and conditions of the Merger Agreement, each outstanding share of our common stock (other than certain shares owned by the parties to the Merger Agreement or by stockholders who have validly exercised their appraisal rights) will be converted into the right to receive (subject to adjustment as set forth in the next sentence) $53.28 in cash, without interest, and 0.6687 shares of Global common stock. Under the terms of the Merger Agreement, in the event that the number of shares of Global common stock issuable as a result of the merger would exceed 19.9% of the issued and outstanding shares of Global common stock immediately prior to the closing of the merger, the stock consideration will be reduced so that no more than 19.9% of the outstanding shares of Global common stock will be issuable in the merger and the cash consideration will be increased by a corresponding amount, so that the value of the per share merger consideration will remain the same.

Consummation of the merger is subject to customary conditions, including without limitation, (1) approval by the holders of at least a majority of the outstanding shares of our common stock, (2) the absence of any law or order of any governmental entity which prohibits the consummation of the merger, (3) the effectiveness under the Securities Act of 1933 (as amended) of the Registration Statement on Form S-4 filed by Global with respect to the merger, and (4) subject to certain materiality exceptions, the accuracy of the representations and warranties made by the parties and compliance by the parties with their respective obligations under the Merger Agreement.

Each of the Company and Global has made customary representations and warranties in the Merger Agreement. The Merger Agreement also contains customary covenants, including, without limitation, (1) covenants providing for the parties to use reasonable best efforts to cause the closing of the merger to be consummated, and (2) the Company’s agreement to not solicit proposals relating to alternative transactions to the merger or engage in discussions or negotiations with respect thereto, subject to certain exceptions. Additionally, the parties have agreed to select two Company nominees for appointment to Global’s board of directors in connection with the closing of the merger.

The Merger Agreement contains certain termination rights for Global and the Company, including a mutual termination right in the event the merger is not consummated by June 15, 2016 (subject to extension under certain circumstances). Upon termination of the Merger Agreement under specified circumstances described in the Merger Agreement, including (1) if Global terminates the Merger Agreement following a change of recommendation of the Company’s board of directors, (2) if the Company terminates the Merger Agreement to enter into a definitive agreement with a third party with respect to a superior acquisition proposal, or (3) if the Merger Agreement is terminated under certain circumstances and the Company subsequently enters into, or consummates, an alternative acquisition proposal within 12 months, the Company will be required to pay Global a termination fee of $153,000,000.

Certain terms of the Merger Agreement are summarized in, and the Merger Agreement has been filed as an exhibit to, the Current Report on Form 8-K filed by the Company on December 17, 2015.

See “Item 1A. Risk Factors-Risks Relating to the Merger with Global” for a description of certain risks related to this proposed transaction.

Payment Processing
At December 31, 2015, we provided our card payment processing services to 182,526 active SME merchants located across the United States. This compares to 169,831 active SME merchants at December 31, 2014. At December 31, 2015, we provided card payment processing services to approximately 3,194 Network Services merchants with approximately 43,987 locations, compared to 2,181 Network Services merchants with 42,397 locations at December 31, 2014. The increase in the number of Network Services merchants in 2015 primarily reflects adding smaller-size merchants (merchants with single or few locations), predominantly in the petroleum industry.

Our total card processing volume for the year ended December 31, 2015 was $117.4 billion, a 6.8% increase from the $109.9 billion processed during the year ended December 31, 2014. Our SME card processing volume for the year ended December 31, 2015 was $93.1 billion, a 14.8% increase over $81.1 billion in 2014. This increase in processing volume reflects same store sales growth and the addition of SME merchants whose processing volume exceeded that of merchants who attrited during the year. The increase in SME processing volume also reflects the impact of American Express Card Acceptance Program (referred to as "OptBlue") provided to new and existing merchants. We converted a majority of our existing merchants processing under the former sales and servicing agreement with American Express to OptBlue during the third quarter of 2014. For the year ended December 31, 2015, our OptBlue processing volume was $6.5 billion as compared to $2.6 billion for the year ended December 31, 2014. Our card processing volume for 2015 also includes $24.3 billion of settled volume for Network Services merchants, compared to $28.8 billion for 2014. The decrease in Network Services card processing volume primarily reflects lower gasoline prices at our petroleum industry customers. Card processing volume for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
SME merchants	$93,080	$81,077	$74,578
Network Services merchants	24,295	28,848	27,710
Canada (a)	—		59
Total card processing volume (b)	$117,375	$109,925	$102,347

(a)	Canadian operations were discontinued as result of the sale of CPOS in January 2013.

(b)	Card processing volume includes volume for credit and signature debit transactions.

Merchant attrition is expected in the card payment processing industry in the ordinary course of business. We experience attrition in merchant card processing volume resulting from several factors, including business closures, transfers of merchants' accounts to our competitors and account closures that we initiate due to heightened credit risks. We measure SME processing volume attrition relative to all SME merchants that were processing with us in the same month a year earlier. During the year ended December 31, 2015, we experienced 10.0% attrition in our SME card processing volume compared to attrition of 12.7% and 12.9% for the years ended December 31, 2014 and 2013, respectively.

In our SME business, we measure same store sales growth, or contraction, as the change in card processing volume for all card merchants that were processing with us in the same month a year earlier. In 2015, same store sales grew 3.5% on average, compared to 2.0% same store sales growth in both 2014 and 2013, respectively. Same store sales growth or contraction results from the combination of the increasing or decreasing use by consumers of bankcards for the purchase of goods and services at the POS, and sales growth or contraction experienced by our retained SME merchants. Historically, our same store sales experience has tracked with the overall economic conditions in the industries we serve. The following table compares our same store sales growth or contraction during 2015, 2014 and 2013:

Same Store Sales Growth (Contraction)	2015	2014	2013
First Quarter	4.4%	(0.2)%	2.2%
Second Quarter	3.4%	2.4%	1.9%
Third Quarter	4.1%	1.8%	1.6%
Fourth Quarter	2.2%	3.9%	2.4%
Full Year	3.5%	2.0%	2.0%

We measure the overall production of our sales force by new gross margin installed, which reflects the expected annual gross profit from a merchant contract after deducting processing and servicing costs associated with that revenue. We measure installed margin primarily for our SME card processing, payroll processing and loyalty and gift card marketing businesses. In 2015, our newly installed gross margin for the year increased 21% from the gross margin we installed during the year ended December 31, 2014; in 2014 and 2013 the comparable growth rates were 17% and 22%, respectively. We attribute this increase in newly installed gross margin to higher volumes and margins at newly installed merchants and improved individual productivity achieved by our salespersons as well as growth in the sales force. Our combined Relationship Managers, Territory Managers, and Senior Product Advisors ("SPAs") totaled 1,240, 985 and 844 at December 31, 2015, 2014 and 2013, respectively. We expect to drive increases in year-over-year installed margin in future periods primarily by increasing the number of SPAs and Relationship and Territory Managers.

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

Additionally, we provide authorization, settlement and account servicing services on our front and back end systems for American Express transactions for SME merchants and merchants originally signed to American Express by other processors. For those services we receive compensation from American Express on a per transaction basis. We converted a majority of our existing merchants processing under the former sales and servicing agreement with American Express to OptBlue during the third quarter of 2014. The number of transactions we processed for Network Services merchants and American Express for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
Network Services merchants:	(In thousands)
Authorized	2,403,163	2,384,723	2,347,776
Settled	1,208,448	1,083,606	967,230
Total Network Services	3,611,611	3,468,329	3,315,006
American Express (a)	1,025	17,150	32,016
Total	3,612,636	3,485,479	3,347,022
(a) Includes only those transactions not eligible for residual compensation

Our ability to manage our front-end authorization systems, HPS Exchange, VAPS and NWS, provides us greater control of the electronic transaction process, allows us to offer our merchants a differentiated product offering, and offers economies of scale that we expect will increase our long-term profitability. During the years ended December 31, 2015, 2014 and 2013, approximately 97%, 96% and 96%, respectively, of our SME transactions were processed through HPS Exchange. All of our Network Services transactions were processed through VAPS or NWS.

We provide clearing, settlement and merchant accounting services through our own internally developed back-end processing system, Passport. Passport enables us to customize these services to the needs of our Relationship Managers and merchants. At December 31, 2015, 2014, and 2013, substantially all of SME merchants were processing on Passport and all Network Services settled transactions were processed on Passport.

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
On September 4, 2014, we acquired TouchNet Information Systems, Inc. ("TouchNet"), an integrated commerce solutions provider to higher-education institutions. TouchNet became a part of our Campus Solutions business. See “—Liquidity and Capital Resources — Acquisitions” for additional information on this transaction. TouchNet adds over 700 higher education clients serving over seven million students which is nearly one-third of higher education enrollment in the United States.
As of December 31, 2015, we provided services to more than 3,400 colleges and universities serving over 12 million students and borrowers. During 2015, we supported approximately $25.3 billion in higher education payments, 28.3 million payment transactions, prepared 5 million tax documents, and made over $1.2 billion in annual refunds.
Heartland School Solutions
We provide school nutrition, POS solutions, and associated payment solutions including online prepayment, to K-12 schools throughout the United States. At both December 31, 2015 and December 31, 2014 our Heartland School Solutions business provided services to more than 34,000 public and private schools. Our Heartland School Solutions business has been built through a series of six acquisitions, including the April 2014 acquisition of MCS Software. This acquisition continued the expansion of our market-leading position in the K-12 school nutrition and POS technology industry. The more than 34,000 K-12 schools that Heartland School Solutions serves nationwide, represent a 35% share of the public schools in the U.S.

Heartland Payroll Solutions
We provide payroll processing services throughout the United States. At December 31, 2015, we processed payroll for 33,937 customers, an increase of 31.7% from 25,764 payroll customers at December 31, 2014. In 2015, 2014 and 2013, we added 7,302, 5,821 and 5,797, respectively, new payroll processing customers. We operate a comprehensive payroll management platform, which we refer to as HPS (formerly PlusOne Payroll, and Heartland Ovation Payroll or HOP), that streamlines all aspects of the payroll process to enable time and cost savings. The HPS platform enables us to process payroll on a large scale and provide customizable solutions for businesses of all sizes.

On February 27, 2015, we purchased the stock of Payroll 1, Inc. ("Payroll 1") for a $30.0 million cash payment, plus net working capital. The purchase price was financed from the 2014 Revolving Credit Facility. The acquisition of Payroll 1 expanded our existing payroll processing business and customer base by adding 6,573 customers at acquisition.

Heartland Commerce
We provide the hospitality and retail industries with leading-edge POS solutions, payments processing capabilities and other adjacent business service applications through our Heartland Commerce business. Heartland Commerce is comprised of Xpient Solutions, LLC (“Xpient” acquired in October 2014); Merchant Software Corporation (referred to as "Liquor POS" which was acquired in February 2014); Automation, Inc. (d/b/a “pcAmerica” acquired in January 2015); Dinerware, Inc. (“Dinerware” acquired in February 2015) and Menusoft Systems Corporation (a.k.a. “Digital Dining” acquired in October 2015). Heartland Commerce is in the process of developing cloud-based POS systems that complement our well-established on-premise POS solutions. Digital Dining offers restaurants the convenience of a handheld POS on an iPhone, iPod and iPad in a hybrid environment with conventional fixed terminals, and is also used by restaurateurs for table management, delivery, reservations, labor scheduling, inventory and loyalty programs. See "— Liquidity and Capital Resources — Acquisitions" for more detail on these acquisitions.

In the fourth quarter of 2014, management considered the overlapping cloud-based POS systems in development at Heartland Commerce businesses and decided that it would stop POS development efforts at Leaf Acquisition, LLC (“Leaf”), a previous Heartland Commerce business. This decision caused a significant adverse change in the extent or manner in which the long-lived asset group of Leaf would be used, including Prosper, an internally developed POS software technology. Due to these changes in circumstances, the implied fair value of the Leaf reporting unit was determined to be significantly below its carrying value. This led to a Goodwill Impairment charge for the full balance of Leaf Goodwill as of December 31, 2014. In the fourth quarter of 2014, we recorded pre-tax Goodwill and Asset Impairment charges of $18.5 million and $18.9 million, respectively. As of June 30, 2015, losses from Leaf have concluded. Leaf’s operations lost $10.4 million, or $0.08 per share, during the year ended December 31, 2014.

2015 Financial Highlights

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

For the year ended December 31, 2015, we recorded net income of $84.7 million, or $2.28 per share, compared to $33.9 million, or $0.91 per share, for the year ended December 31, 2014.

Net income for the year ended December 31, 2015 reflects a gain on sale of assets for the sale of SmartLink of $7.0 million pre-tax ($4.3 million after-tax, or $0.11 per share). See “— Results of Operations — Year Ended December 31, 2015 Compared to Year Ended December 31, 2014” for further details on this sale.
Net income for the year ended December 31, 2014 reflected the following:

•
Asset impairment charges related to our investment in Leaf and other POS assets, and our investment in the stock of TabbedOut, of $41.4 million pre-tax ($37.6 million after-tax, or $1.02 per share). See "— Overview — Heartland Commerce" for further details on these impairment charges.

•
Pre- and after-tax gain of $3.6 million, or $0.10 per share, recognized as a result of our August 6, 2014 acquisition of all shares of Leaf common stock held by noncontrolling shareholders and the concurrent release from a contingent earn-out liability to those noncontrolling shareholders.

•
Out of period adjustments of $2.3 million, or $.04 per share, as a result of immaterial errors that originated in 2013 in our Heartland School Solutions business. See “— Results of Operations — Year Ended December 31, 2015 Compared to Year Ended December 31, 2014” for further details on these out of period adjustments.

Our income from operations, which we also refer to as operating income, increased $63.4 million, or 77.2%, to $145.5 million for the year ended December 31, 2015, from $82.1 million for the year ended December 31, 2014. Our operating margin, which we measure as operating income divided by net revenue, was 17.7% for the year ended December 31, 2015, compared to 12.2% for the year ended December 31, 2014. Operating income and operating margin for 2014 reflect the impact of the POS asset and goodwill impairment charges described above. Excluding the impact of the goodwill and asset impairment charges, our 2014 operating income and operating margin would have been $119.5 million and 17.8%, respectively.

Our operating income for the year ended December 31, 2015, as compared to the year ended December 31, 2014, benefited from 22.4% year-over-year growth in net revenue partially offset by increased expenses, including increases of 28.1% in general and administrative expenses and 15.3% in processing and servicing costs.
The following is a summary of our results of operations for the year ended December 31, 2015:

•
Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased $150.3 million, or 22.4%, from $672.6 million in the year ended December 31, 2014 to $823.0 million in the year ended December 31, 2015. The increase in net revenue reflects $81.2 million or 12.1% growth from our 2014 and 2015 acquisitions. The remaining $69.1 million, or 10.3%, organic increase in net revenue reflects the following:

◦
Increased Payment Processing net revenue of $45.6 million, or 9.6%, which reflects growth in SME processing volume. During the year ended December 31, 2015, our SME processing volume increased 14.8% to $93.1 billion from $81.1 billion during the year ended December 31, 2014. The year-over-year increase reflects same store sales growth and the addition of SME merchants whose processing volume and net revenue exceeded that of merchants who attrited in the same period. The increase in SME processing volume also reflects the conversion of new and existing merchants to OptBlue. We converted a majority of our existing merchants processing under the former sales and servicing agreement with American Express to OptBlue during the third quarter of 2014. For the year ended December 31, 2015, our OptBlue processing volume was $6.5 billion as compared to $2.6 billion for the year ended December 31, 2014.

◦
Organic increases in revenues across other business segments including Heartland School Solutions, Heartland Payroll Solutions and Campus Solutions. These organic increases are further detailed in “— Results of Operations — Year Ended December 31, 2015 Compared to Year Ended December 31, 2014.”

•
Our processing and servicing expense increased 15.3% from $285.0 million for the year ended December 31, 2014 to $328.6 million for the year ended December 31, 2015. The increase in processing and servicing expenses includes a $22.0 million increase from our 2014 and 2015 acquisitions. The remaining increase is attributable to increased costs associated with processing and servicing higher SME bankcard processing volume, increased sales and incentive compensation and increased cost of sales and servicing related to higher Heartland Payroll Solutions and Campus Solutions net revenue. Partially offsetting these increases was a decrease in merchant losses. Merchant losses for the year ended December 31, 2014 included $4.6 million of chargebacks from a single merchant who entered bankruptcy in the fourth quarter of 2014.

•
Our general and administrative expenses increased 28.1% from $190.6 million for the year ended December 31, 2014 to $244.0 million for the year ended December 31, 2015. The increase in general and administrative expenses includes $33.4 million from our 2014 and 2015 acquisitions. The remaining increase reflects higher personnel expense including incentive and share-based compensation increases, higher acquisition related expenses and increased expense across various general and administrative expense categories supporting our organic growth.

See “— Results of Operations — Year Ended December 31, 2015 Compared to Year Ended December 31, 2014” for a more detailed discussion of our full year operating results.

Fourth Quarter Ended December 31, 2015 Compared to Fourth Quarter Ended December 31, 2014

For the fourth quarter ended December 31, 2015, we recorded net income of $22.7 million, or $.61 per share, compared to a net loss of $19.8 million, or $.55 per share, for the fourth quarter ended December 31, 2014.

Net income for the fourth quarter ended December 31, 2015 reflects a gain on sale of assets for the sale of SmartLink of $7.0 million pre-tax ($4.3 million after-tax, or $0.11 per share). See “— Results of Operations — Year Ended December 31, 2015 Compared to Year Ended December 31, 2014” for further details on this sale.

Net income for the fourth quarter ended December 31, 2014 reflected asset impairment charges related to our investment in Leaf and other POS assets, and our investment in the stock of TabbedOut, of $41.4 million pre-tax ($37.6 million after-tax, or $1.02 per share). See "— Overview — Heartland Commerce" for further details on these impairment charges.

Our income from operations, which we also refer to as operating income, increased $39.4 million to $34.8 million for the fourth quarter ended December 31, 2015, from a loss from operations of $4.6 million for the fourth quarter ended December 31, 2014. Our operating margin, which we measure as operating income divided by net revenue, was 16.3% for the fourth quarter ended December 31, 2015, compared to (2.4)% for the fourth quarter ended December 31, 2014. Operating loss for the fourth quarter of 2014 reflects the impact of the POS asset and goodwill impairment charges described above. Excluding the impact of the goodwill and asset impairment charges, our fourth quarter of 2014 operating income and operating margin would have been $32.8 million and 17.4%, respectively.

Our operating income for the fourth quarter ended December 31, 2015, as compared to the fourth quarter ended December 31, 2014, benefited from 13.7% quarter-over-quarter growth in net revenue partially offset by increased expenses, including increases of 30.1% in general and administrative expenses and 3.0% in processing and servicing costs.
The following is a summary of our results of operations for the fourth quarter ended December 31, 2015:

•
Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased $25.8 million, or 13.7%, from $188.3 million in the fourth quarter ended December 31, 2014 to $214.1 million in the fourth quarter ended December 31, 2015. The increase in net revenue reflects $11.6 million or 6.2% growth from our 2014 and 2015 acquisitions. The remaining $14.2 million, or 7.5%, organic increase in net revenue reflects the following:

◦
Increased Payment Processing net revenue of $6.1 million, or 4.8%, which reflects growth in SME processing volume. During the fourth quarter ended December 31, 2015, our SME processing volume increased to $24.0 billion from $21.0 billion during the fourth quarter ended December 31, 2014. The year-over-year increase reflects same store sales growth and the addition of SME merchants whose processing volume and net revenue exceeded that of merchants who attrited in the same period. The increase in SME processing volume also reflects the conversion of new and existing merchants to OptBlue. We converted a majority of our existing merchants processing under the former sales and servicing agreement with American Express to OptBlue during the third quarter of 2014. For the fourth quarter ended December 31, 2015, our OptBlue processing volume was $1.8 billion as compared to $1.4 billion for the fourth quarter ended December 31, 2014. Payment Processing net revenue for the fourth quarter ended December 31, 2014 included one-time revenues associated with the conversion to OptBlue.

◦	Organic increases in revenues across other business segments including Heartland School Solutions, Heartland Payroll Solutions and Campus Solutions.

•
Our processing and servicing expense increased 3.0% from $80.0 million for the fourth quarter ended December 31, 2014 to $82.4 million for the fourth quarter ended December 31, 2015. The increase in processing and servicing expenses includes a $3.3 million increase from our 2014 and 2015 acquisitions. Excluding acquisitions, processing and servicing expense reflects a decrease for the fourth quarter of 2015 compared to the fourth quarter of 2014. This decrease is primarily due to lower merchant losses. Merchant losses for the fourth quarter ended December 31, 2014 included $4.6 million of chargebacks from a single merchant who entered bankruptcy within the quarter. This decrease is partially offset by higher processing and servicing expense associated with higher SME bankcard processing volume, increased sales and incentive compensation and increased cost of sales and servicing related to higher Heartland Payroll Solutions and Campus Solutions net revenue.

•
Our general and administrative expenses increased 30.9% from $53.3 million for the fourth quarter ended December 31, 2014 to $69.8 million for the fourth quarter ended December 31, 2015. The increase in general and administrative expenses includes $5.8 million from our 2014 and 2015 acquisitions. The remaining increase reflects higher personnel expense including incentive and share-based compensation increases, higher acquisition related expenses (including $2.2 million of costs associated with the pending merger with Global) and increased expense across various general and administrative expense categories supporting our organic growth.

Components of Revenues and Expenses

Revenue. We report revenue as part of the following reporting segments: (i) Payment Processing, (ii) Campus Solutions, (iii) Heartland School Solutions, (iv) Heartland Payroll Solutions and (v) Other. We recognize revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. We also evaluate our contractual arrangements for indications that multiple element arrangements may exist, including instances where more-than-incidental software deliverables are included.

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
Other revenues include Micropayments’ fees from selling hardware and software for unattended online wireless credit card based payment systems, and unattended value top up systems for off-line closed-loop smart (chip) card based payment systems. Also included in this category are Heartland Marketing Solutions' fees from selling mobile and card-based marketing services, gift cards and rewards services as well as fees from selling, renting and deploying POS devices. Other revenues also include Heartland Commerce, which provides POS solutions, payments processing capabilities and other adjacent business service applications, serving the hospitality and retail industry.
Net Revenue. We define net revenue as total revenues less interchange fees and dues, assessments and fees. Management uses net revenue to assess our operating performance, including operating margin.

Expenses. In addition to interchange fees, we also pay Visa, MasterCard, American Express and Discover, as well as certain PIN networks, dues, assessments and fees, which are a combination of a percentage of the dollar volume processed and per-transaction fees. Interchange fees and dues, assessments and fees are recognized at the time transactions are processed. It is our policy to pass along to our merchants any changes in interchange fees and card network dues, assessments and fees. Since the card networks regularly adjust those rates, our gross card processing revenue will increase or decrease, but all the impact of such changes will be paid to the card issuing banks or networks, and our net revenue and income from operations will not be affected.

Costs of services also include processing and servicing costs, customer acquisition costs, and depreciation and amortization. Processing and servicing costs include:

•
processing costs, which are either paid to third parties, including our bank sponsors, or represent the cost of our own authorization/capture and accounting/settlement systems. During 2015 and 2014, costs we paid to third parties represented about 31% and 34% of our processing costs, respectively;

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

Customer acquisition costs reflect the amortization over the initial three-year contract term of the cash signing bonus paid, and the deferred acquisition costs accrued for vested Relationship Managers and sales managers, as well as changes in the accrued buyout liability, which reflect the impact of buying out residual commissions and volume attrition (see “— Critical Accounting Estimates — Accrued Buyout Liability”).

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

We also evaluate contractual arrangements for indications that multiple element arrangements may exist including instances where more-than-incidental software deliverables are included. Both Campus Solutions and Heartland School Solutions have arrangements that contain multiple elements, such as hardware, software products, including perpetual licenses and Software-as-a-Service (“SaaS”) services, maintenance, and professional installation and training services. We allocate revenues to each element based on the selling price hierarchy. The selling price for a deliverable is based on vendor specific objective evidence (“VSOE”) of selling price, if available, third party evidence ("TPE") if VSOE of selling price is not available, or estimated selling price (“ESP”) if neither VSOE or selling price nor TPE is available. We establish ESP, based on our judgment, considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. In arrangements with multiple elements, we determine allocation of the transaction price at inception of the arrangement based on the relative selling price of each unit of accounting.

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

The amount of the up-front signing bonus paid for new SME card, payroll and loyalty marketing accounts is based on the estimated gross margin for the first year of the merchant contract. The gross signing bonuses paid during 2015, 2014 and 2013 were $53.3 million, $42.7 million and $32.7 million, respectively. The signing bonus paid, amount capitalized, and related amortization are adjusted at the end of the first year to reflect the actual gross margin generated by the merchant contract during that year. The net signing bonus adjustments made during 2015, 2014 and 2013 were $(5.1) million, $(4.0) million and $(3.7) million, respectively. Negative signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year is less than the estimated gross margin for that year, resulting in the overpayment of the up-front signing bonus, which overpayment would be recovered from the relevant salesperson. Positive signing bonus adjustments result from prior underpayments of up-front signing bonuses, and would be paid to the relevant salesperson.

The deferred acquisition cost component of capitalized customer acquisition costs is accrued for vested salespersons over the first year of SME card, payroll and loyalty marketing merchant processing, consistent with the build-up in the accrued buyout liability, which is described below.

Management evaluates the capitalized customer acquisition costs for impairment by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss will be charged to operations. We have not recognized an impairment loss of this type in 2015, 2014 or 2013.
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

We consider a salesperson to be vested once they have established merchant relationships that generate on average the equivalent of $10,000 of monthly gross margin for a rolling 90 day period. Vested status entitles the salesperson to his or her residual commissions for as long as the merchant processes with us, even if the salesperson is no longer employed by us.

The accrued buyout liability is based on the merchants we have under contract at the balance sheet date, the gross margin we generated from those accounts in the prior twelve months, the “owned” commission rate, and the fixed buyout multiple of 2.5 times the commissions. The liability related to a new merchant is therefore zero when the merchant is installed, and increases over the twelve months following the installation date. A small portion of our accrued buyout liability, approximately 6%, relates to salespersons who have opted to receive a multiple of 2.0 times commissions in exchange for a larger company contribution towards their health insurance.

For unvested salespersons, the accrued buyout liability is accrued over the expected vesting period; however, no deferred acquisition cost is capitalized as future services are required in order to vest. In calculating the accrued buyout liability for unvested salespersons, we have assumed that 31% of unvested salespersons will vest in the future, which represents our historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested salespersons by $0.3 million and $0.2 million at December 31, 2015 and 2014, respectively.

Buyout payments made to salespersons reduce the outstanding accrued buyout liability. Given our view of the duration of the cash flows associated with a pool of merchant contracts, we believe that the benefits of such buyouts significantly exceed the cost, which typically represents 2 ½ years of commissions. If the cash flows associated with a pool of bought out contracts does not exceed this cost, we will incur an economic loss on our decision to buyout the contracts. During 2015, 2014, and 2013, we made buyout payments of approximately $15.4 million, $11.6 million and $13.7 million, respectively.
Processing Liabilities
Processing liabilities result primarily from our card processing activities and include merchant deposits maintained to offset potential liabilities arising from merchant chargebacks. At December 31, 2015 and 2014, processing liabilities totaled approximately $152.2 million and $119.4 million, respectively.

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, the cardholder's dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant's favor. In these cases, the transaction is ''charged back'' to the merchant, which means the purchase price is refunded to the customer by the card-issuing bank and charged to the merchant. If the merchant is unable to fund the refund, we must do so. We also bear the risk of reject losses arising from the fact that we collect our fees from our merchants on the first day after the monthly billing period. If the merchant has gone out of business during such period, we may be unable to collect such fees. We maintain cash deposits or require the pledge of a letter of credit from certain merchants, generally those with higher average transaction size where the card is not present when the charge is made or the product or service is delivered after the charge is made, in order to offset potential contingent liabilities such as chargebacks and reject losses that would arise if the merchant went out of business. At December 31, 2015 and 2014, we held SME merchant deposits totaling $6.6 million and $6.2 million, respectively. Most chargeback and reject losses are charged to processing and servicing as they are incurred. However, we also maintain a loss reserve against losses including major fraud losses, which are both less predictable and involve larger amounts. The loss reserve was established using historical loss rates, applied to recent card processing volume. At December 31, 2015 and 2014, our loss reserve totaled $1.0 million and $3.4 million (including amounts reserved for chargebacks from a single merchant described below), respectively. Aggregate SME merchant losses were $2.9 million, $7.3 million and $3.1 million, or 0.31 basis points, 0.90 basis points and 0.41 basis points, respectively, of our SME card processing volume for the years ended December 31, 2015, 2014 and 2013. In 2014, our losses included $4.6 million resulting from chargebacks from a single merchant who entered bankruptcy in the fourth quarter. Chargeback losses originating from Network Services card processing on Passport during the year ended December 31, 2015, 2014 and 2013 were immaterial.

Share-based Compensation
We expense employee share-based payments under the fair value method. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

Restricted Share Units. We grant three types of Restricted Share Units (“RSUs”); service-based RSUs, performance-based RSUs (“PRSUs”), and total shareholder return RSUs (“TRSUs”). With regard to PRSUs and TRSUs, estimates and judgments are made concerning ultimate achievement of performance targets which impact the amount of share-based compensation expense recorded. The closing price of our common stock on the grant date equals the grant date fair value of our unvested service-based RSUs and PRSUs. A lattice valuation model was applied to measure the grant date fair value of our TRSUs.

PRSUs. In the fourth quarters of 2013, 2014 and 2015, the Compensation Committee of our Board of Directors approved grants of PRSUs having rights to earn 0% to 250% of a target number of shares of our common stock depending on the achievement of grant-specific three-year performance targets and service vesting. The target number of shares for these PRSUs will be earned only if we achieve target pro forma diluted earnings per share growth rates of 30% to 40% over the three-year periods. Pro forma diluted earnings per share for performance targets are calculated excluding non-operating gains and losses, if any, and excluding the after-tax impact of share-based compensation expense.
The closing price of our common stock on the grant date equals the grant date fair value of these nonvested Restricted Share Units awards and will be recognized as compensation expense over their vesting periods. We have recorded expense on these PRSUs based on achieving the performance targets.
TRSUs. Additionally, in the fourth quarters of 2013 and 2014, the Compensation Committee of our Board of Directors approved grants of TRSUs having rights to earn 0% to 225% of a target number of shares of our common stock depending on the achievement of grant-specific three- and four -year measures of total shareholder returns and service vesting. We have recorded expense on these TRSUs based on achieving the targets.
Certain Impacts of the Merger Agreement on Vesting of Share-Based Awards. All unvested share-based awards would become vested and be settled at the close of the transaction contemplated by the Merger Agreement. Any performance-based vesting condition will be deemed to have been satisfied at maximum or target levels, depending on whether the award was granted prior to or after December 1, 2015, respectively. See “Item 1. Business - Agreement and Plan of Merger” for more detail regarding this transaction.
In December 2015, we accelerated the vesting of 2016 vesting tranches for selected equity awards held by eight of our executive officers so that these awards vested on December 22, 2015. The value of these awards, based on the closing price of our common stock on the NYSE on December 22, 2015 of $95.02, was $8.3 million. Under Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, this acceleration of 2016 vesting tranches qualifies as a Type I Modification to vesting terms which requires acceleration of expense at original grant date fair value. This action resulted in the acceleration of $1.7 million of share-based compensation expense from 2016 to 2015. There was no incremental compensation cost recorded in connection with this modification as the modification only affects the service period of the awards, which is shorter than the requisite service period of the original awards.

Goodwill
Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. We test goodwill for impairment at least annually in the fourth quarter and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of the reporting unit. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred.  Such changes may include, among others: a significant decline in expected future cash flows; a sustained decline in market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates.
We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The option of whether or not to perform a qualitative assessment is made annually and may vary by reporting unit. Factors we consider in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, sustained decrease in our share price, and other relevant entity-specific events. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying value, we perform a two-step quantitative test for that reporting unit.   In the first step, the fair value of each reporting unit is compared to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment, if any. In the second step, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination and the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit's goodwill is then compared to the actual carrying value of the goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized for the difference.
Significant estimates and assumptions are used in our goodwill impairment review and include the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Our assessment of qualitative factors involves significant judgments about expected future business performance and general market conditions. In a quantitative assessment, the fair value of each reporting unit is determined based on a combination of techniques, including the present value of future cash flows, applicable multiples of competitors and multiples from sales of like businesses, and requires us to make estimates and assumptions regarding discount rates, growth rates and our future long-term business plans. Changes in any of these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment charge for each reporting unit.
As of December 31, 2015, we performed a qualitative assessment for each of our reporting units, except one, for which we performed a quantitative assessment. Based on our annual test as of December 31, 2015, we determined on the basis of qualitative factors that the fair values of the reporting units for which we performed a qualitative assessment were not more likely than not less than their respective carrying amounts. Based on the quantitative assessment we did for one of our reporting units, we determined that the goodwill for that reporting unit was not impaired. We believe that the fair values of our reporting units are substantially in excess of their carrying amounts.
At December 31, 2015 and 2014, goodwill of $490.0 million and $425.7 million, respectively, was recorded in our Consolidated Balance Sheets. We may be required to record goodwill impairment losses in future periods, whether in connection with our next annual impairment testing in the fourth quarter of 2016 or prior to that, if any such indicators constitute a triggering event in other than the quarter in which the annual goodwill impairment test is performed.  It is not possible at this time to determine if any such future impairment loss would result or, if it does, whether such charge would be material.
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
We also account for the recognition and measurement of tax benefits associated with uncertain tax positions. This requires evaluations of individual tax positions to determine whether any part of that position can be recognized or continues to be recognized in the financial statements. An uncertain tax position exists if it is unclear how a transaction will be treated under tax law. We had approximately $6.6 million of total gross unrecognized tax benefits as of December 31, 2015, approximately $4.5 million of which would impact the effective tax rate.

Results of Operations
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table shows certain income statement data as a percentage of net revenue for the periods indicated (in
thousands of dollars):		% of Net Revenue		% of Net Revenue	Change
	2015		2014		Amount	%
Net revenue:
Total revenue	$2,682,396		$2,311,381		$371,015	16.1%
Less: Interchange	1,617,671		1,422,894		194,777	13.7%
Less: Dues, assessments and fees	241,767		215,862		25,905	12.0%
Total net revenue	822,958	100.0%	672,625	100.0%	150,333	22.4%
Expenses:
Processing and servicing	328,630	39.9%	285,011	42.4%	43,619	15.3%
Customer acquisition costs	59,458	7.2%	46,977	7.0%	12,481	26.6%
Depreciation and amortization	45,317	5.5%	30,598	4.5%	14,719	48.1%
General and administrative	244,005	29.6%	190,554	28.3%	53,451	28.1%
Goodwill impairment charge	—	—%	18,490	2.7%	(18,490)	(100.0)%
Asset impairment charges	—	—%	18,875	2.8%	(18,875)	(100.0)%
Total expenses	677,410	82.3%	590,505	87.8%	86,905	14.7%
Income from operations	145,548	17.7%	82,120	12.2%	63,428	77.2%
Other income (expense):
Interest income	105	—%	125	—%	(20)	(16.0)%
Interest expense	(14,184)	(1.7)%	(8,057)	(1.2)%	(6,127)	(76.0)%
Gain on sale of assets	7,008	0.9%	—	—%	7,008	100.0%
Other, net	(402)	—%	(444)	(0.1)%	42	9.5%
Total other expense	(7,473)	(0.9)%	(8,376)	(1.2)%	903	10.8%
Income before income taxes	138,075	16.8%	73,744	11.0%	64,331	87.2%
Provision for income taxes	53,343	6.5%	41,876	6.2%	11,467	27.4%
Net income	84,732	10.3%	31,868	4.7%	52,864	165.9%
Less: Net loss attributable to noncontrolling interests	—	—%	(2,011)	(0.3)%	2,011	100.0%
Net income attributable to Heartland	$84,732	10.3%	$33,879	5.0%	$50,853	150.1%

Revenue. The following tables summarize total revenue and total net revenue (which we define as total revenue less interchange fees and dues, assessments and fees) by segment for the years ended December 31, 2015 and 2014 (in thousands of dollars):

	Year Ended December 31,		Change from Prior Year
Total revenue:	2015	2014	Amount	%
Payment Processing	$2,371,878	$2,111,487	$260,391	12.3%
Campus Solutions	117,208	61,538	55,670	90.5%
Heartland School Solutions (a)	60,870	57,570	3,300	5.7%
Heartland Payroll Solutions	69,037	50,394	18,643	37.0%
Other	63,403	30,392	33,011	108.6%
Total revenue	$2,682,396	$2,311,381	$371,015	16.1%

	Year Ended December 31,		Change from Prior Year
Total net revenue:	2015	2014	Amount	%
Payment Processing	$518,313	$472,731	$45,582	9.6%
Campus Solutions	111,335	61,538	49,797	80.9%
Heartland School Solutions (a)	60,870	57,570	3,300	5.7%
Heartland Payroll Solutions	69,037	50,394	18,643	37.0%
Other	63,403	30,392	33,011	108.6%
Total net revenue	$822,958	$672,625	$150,333	22.4%
(a) See below for discussion of Out-of-Period Adjustments.

Payment Processing
Payment Processing net revenue increased $45.6 million, or 9.6%, from $472.7 million in 2014 to $518.3 million in 2015. This increase was driven by a $43.1 million or 10.3% increase in SME net revenue, reflecting a 14.8% increase in SME processing volume from $81.1 billion in 2014 to $93.1 billion in 2015. This increase reflects same store sales growth and the addition of SME merchants whose processing volume and net revenue exceeded that of merchants who attrited in the same period. This increase in processing volume also reflects the conversion of new and existing merchants to OptBlue. We converted a majority of our existing merchants processing under the former sales and servicing agreement with American Express to OptBlue during the third quarter of 2014.  In 2015, our OptBlue processing volume was $6.5 billion as compared to $2.6 billion in 2014. Our reported SME processing volume includes processing volumes for merchants in our Heartland School Solutions, Campus Solutions, and Other businesses. Net revenue related to that processing volume is included in the net revenue reported for those businesses.

Campus Solutions
Campus Solutions net revenue increased 80.9% from $61.5 million in 2014 to $111.3 million in 2015. The increase in Campus Solutions net revenue included $44.1 million of net revenue from acquisitions, primarily from TouchNet. The remaining increase in Campus Solutions net revenue was due primarily to higher student loan servicing related revenue.

Heartland School Solutions
Heartland School Solutions net revenue increased 5.7% from $57.6 million in 2014 to $60.9 million in 2015. The increase in Heartland School Solutions net revenue is due primarily to an increase in transaction processing revenue reflecting growth in the number of parents who are adopting our electronic payment options. Also, in the second quarter of 2014, we recorded out-of-period adjustments decreasing our revenue and increasing bad debt expense (included in Processing and Servicing in our Consolidated Statements of Income) by $1.4 million and $0.9 million, respectively. These adjustments related to immaterial errors that originated in the prior year. These adjustments included revenue which was incorrectly recorded in prior periods and a reassessment of the collectability of certain customer accounts receivable. Partially offsetting the increases in net revenue was a decrease of $3.8 million in pass-through installation services net revenue for the year ended December 31, 2015 associated with a large school district customer in 2014 that did not repeat in 2015.

Heartland Payroll Solutions
Heartland Payroll Solutions net revenue increased 37.0% from $50.4 million in 2014 to $69.0 million in 2015. The increase in payroll processing net revenue included $10.6 million of net revenue added by the acquisition of Payroll 1. The remaining organic increase of $8.0 million is primarily due to a 6.2% increase in payroll processing customers (excluding 6,573 customers added by Payroll 1) from 25,764 at December 31, 2014 to 33,937 at December 31, 2015, as well as an overall increase in payroll processing revenue per customer.

Other
Other net revenue increased $33.0 million, or 108.6%, from $30.4 million in 2014 to $63.4 million in 2015. The increase in other revenue included $26.4 million of net revenue added by Xpient, pcAmerica, Dinerware, and Digital Dining (which are all included in Heartland Commerce). The remaining increase reflects organic growth in software sales at Heartland Commerce.

Total expenses. Total expenses increased 14.7% from $590.5 million in 2014 to $677.4 million in 2015, due to the increases in all major expense categories, reflecting acquisition related and organic growth and are further discussed below. Total expenses represented 82.3% of total net revenue in 2015, compared to 87.8% in 2014.

Processing and servicing expense in 2015 increased by $43.6 million, or 15.3%, compared to 2014. The increase in processing and servicing expenses includes a $22.0 million increase from our 2014 and 2015 acquisitions. The remaining increase is attributable to increased costs associated with processing and servicing higher SME bankcard processing volume, increased sales and incentive compensation, increased card equipment costs and increased cost of sales and servicing related to higher Heartland Payroll Solutions and Campus Solutions net revenue. Partially offsetting these increases was a decrease in merchant losses. Merchant losses for the year ended December 31, 2014 included $4.6 million of chargebacks from a single merchant who entered bankruptcy in the fourth quarter of 2014. As a percentage of net revenue, processing and servicing expense decreased to 39.9% in 2015, compared with 42.4% in 2014.

Customer acquisition costs in 2015 increased by $12.5 million, or 26.6% compared with 2014. As reflected in the table below, this increase reflects higher amortization on increased capitalized deferred acquisition costs resulting from improved levels of new installed margin and the impact of subsequent changes in the estimated accrued buyout liability due to lower merchant attrition and same-store sales growth. As a percentage of total net revenue, customer acquisition costs were 7.2% and 7.0% for the years ended December 31, 2015 and 2014, respectively.

Customer acquisition costs for the years ended December 31, 2015 and 2014 included the following components (in thousands of dollars):

	Year Ended December 31,		Change from Prior Year
	2015	2014	Amount	%
Amortization of signing bonuses, net (a)	$35,653	$30,345	$5,308	17.5%
Amortization of capitalized customer deferred acquisition costs	25,310	21,281	4,029	18.9%
Increase in accrued buyout liability	27,264	20,182	7,082	35.1%
Capitalized customer deferred acquisition costs	(28,562)	(24,831)	(3,731)	(15.0)%
Total customer acquisition costs	$59,665	$46,977	$12,688	27.0%
(a) Includes the write off of signing bonuses related to the December 31, 2015 sale of assets of SmartLink included in "Gain on sale of assets" on the Consolidated Statements of Income.

Depreciation and amortization expense included in the consolidated income statement for the years ended December 31, 2015 and 2014, by financial statement line item is as follows (in thousands of dollars):

	Year Ended December 31,		Change from Prior Year
	2015	2014	Amount	%
Processing and servicing
Amortization – capitalized system development	$13,800	$14,780	$(980)	(6.6)%
Other	3,838	2,892	946	32.7%
Total processing and servicing	17,638	17,672	(34)	(0.2)%
Depreciation and amortization
Acquired intangibles	20,351	13,580	6,771	49.9%
Amortization – capitalized system development	17,007	10,781	6,226	57.7%
Other	7,959	6,237	1,722	27.6%
Total depreciation and amortization	45,317	30,598	14,719	48.1%
Total depreciation and amortization	$62,955	$48,270	$14,685	87.8%
Total depreciation and amortization expenses increased $14.7 million, or 87.8%, from $48.3 million in 2014 to $63.0 million in 2015. The increase in total depreciation and amortization expenses in 2015 includes increases in acquired intangibles amortization of $6.8 million due to our 2014 and 2015 acquisitions. See “— Liquidity and Capital Resources — Acquisitions” for further information on these acquisitions. The increase in total depreciation and amortization expense is also due to a $5.2 million increase in capitalized system development amortization in 2015.

Most of our investments in information technology have supported the continuing development of our product, servicing and sales-related initiatives. Additionally, we capitalized outsourced programming costs as well as salaries, fringe benefits and other expenses incurred by our employees who worked on internally developed software projects. Amortization does not begin on the internally developed software until the project is complete and placed in service, at which time we begin to amortize the asset over expected lives of three to seven years. The amount capitalized decreased from $40.3 million in 2014 to $36.9 million in 2015. The total amount of capitalized costs for projects placed in service in 2015 and 2014 was $39.7 million and $36.5 million, respectively.

General and administrative expenses increased $53.5 million, or 28.1%, from $190.6 million in 2014 to $244.0 million in 2015. The increase in general and administrative expenses includes $33.4 million from our 2014 and 2015 acquisitions. The remaining increase reflects higher personnel expense including incentive and share-based compensation increases, higher acquisition related expenses and increased expense across various general and administrative expense categories supporting our organic growth. General and administrative expenses as a percentage of net revenue in 2015 was 29.6%, an increase from 28.3% in 2014.

In 2014, we recorded pre-tax asset impairment charges related to our investment in Leaf and other POS assets of $37.4 million, including $18.5 million for goodwill impairment. Management considered the overlapping cloud-based POS systems in development at Heartland Commerce businesses and decided that it would stop POS development efforts at Leaf

Acquisition, LLC (“Leaf”), a previous Heartland Commerce business. This decision caused a significant adverse change in the extent or manner in which the long-lived asset group of Leaf would be used, including Prosper, an internally developed POS software technology. Due to these changes in circumstances, the implied fair value of the Leaf reporting unit was determined to be significantly below its carrying value. This led to a Goodwill Impairment charge for the full balance of Leaf Goodwill as of December 31, 2014.

Income from operations. Our income from operations, which we also refer to as operating income, increased to $145.5 million for 2015, from $82.1 million for 2014, as a result of an increase in net revenue and a decrease in goodwill and asset impairment charges. This increase is partially offset by increases in processing and servicing expenses, customer acquisition costs, depreciation and amortization and general and administrative expenses. Our operating margin, which we measure as operating income divided by net revenue, was 17.7% for 2015, compared to 12.2% for 2014. Excluding the impact of the goodwill and asset impairment charges during the fourth quarter of 2014, our operating income would have been $119.5 million or 17.8% for 2014.

Interest expense. Interest expense for 2015 and 2014 was $14.2 million and $8.1 million, respectively. Interest expense in both periods includes interest incurred under our credit facilities and interest we recorded on payables to our sponsor banks. The increase in interest expense reflects higher borrowings under our 2014 Revolving Credit Facility (as defined in —Liquidity and Capital Resources—Credit Facilities herein) as well as interest expense on $375 million under our 2014 Term Credit Facility (as defined in —Liquidity and Capital Resources—Credit Facilities herein) that was used to fund the TouchNet Acquisition. See “— Liquidity and Capital Resources — Credit Facilities” for more detail on our borrowings.

Other income (expense), net. Other, net for 2015 includes the following:

•Pre-tax gain of $7.0 million relating to the December 31, 2015 sale of the assets of the SmartLink division (“SmartLink”), which included our secure payment gateways and managed network services technologies, to a third party, for a $10 million cash payment. We also entered into a channel partner agreement, whereby Heartland’s sales professionals will continue to promote the secure payment gateway and managed network services solutions to merchants. Our SmartLink division was included in the Payment Processing Segment. The sale of SmartLink resulted in a $7.0 million pre-tax gain ($4.3 million after-tax, or $0.11 per share) which was included in “Gain on sale of assets” as part of Other income (expense) in our Consolidated Statements of Income for the year ended December 31, 2015.

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

Income taxes. We recorded an income tax provision of $53.3 million for the year ended December 31, 2015 which resulted in an effective income tax rate for the year ended December 31, 2015 of 38.6% compared to an income tax provision of $41.9 million and an effective tax rate of 56.8% for the year ended December 31, 2014.

The effective income tax rate for the year ended December 31, 2014 was negatively impacted by an increase in the valuation allowance against deferred tax assets and the impact of a non-deductible goodwill impairment charge. The increase in the valuation allowance in 2014 resulted from Leaf's operating losses during the 66.67% ownership period from January 1 to August 5, 2014 and from the write down of our investment in TabbedOut. On August 6, 2014, we acquired 100% of the common stock shares of Leaf. As a result, we are able to utilize the losses generated from Leaf against consolidated taxable income for the period beginning on and after August 6, 2014. See “- Liquidity and Capital Resources - Acquisitions" for a description of the transaction involving Leaf’s ownership interests. Partially offsetting the higher effective tax rate in 2014 was a benefit from recognition of research and development credits. On December 19, 2014, the Tax Increase Prevention Act of

2014 was enacted which included an extension of the federal research and development credit retroactively for one year. On December 18, 2015, the Protecting Americans from Tax Hikes Act ("PATH") was enacted which made the federal research and development credit permanent. However, no benefit was recognized in 2015 for the federal research and development credit as we did not meet the threshold of qualifying expenses.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $84.7 million for 2015. This compares to a net income of $33.9 million for 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table shows certain income statement data as a percentage of net revenue for the periods indicated
(in thousands of dollars):
		% of Net Revenue		% of Net Revenue	Change
	2014		2013		Amount	%
Net revenue:
Total revenue	$2,311,381		$2,135,372		$176,009	8.2%
Less: Interchange	1,422,894		1,335,487		87,407	6.5%
Less: Dues, assessments and fees	215,862		200,903		14,959	7.4%
Total net revenue	672,625	100.0%	598,982	100.0%	73,643	12.3%
Expenses:
Processing and servicing	285,011	42.4%	237,232	39.6%	47,779	20.1%
Customer acquisition costs	46,977	7.0%	42,109	7.0%	4,868	11.6%
Depreciation and amortization	30,598	4.5%	19,975	3.3%	10,623	53.2%
General and administrative	190,554	28.3%	173,568	29.0%	16,986	9.8%
Goodwill impairment charge	18,490	2.7%	—	—%	18,490	100.0%
Asset impairment charge	18,875	2.8%	—	—%	18,875	100.0%
Total expenses	590,505	87.8%	472,884	78.9%	117,621	24.9%
Income from operations	82,120	12.2%	126,098	21.1%	(43,978)	(34.9)%
Other income (expense):
Interest income	125	—%	124	—%	1	0.8%
Interest expense	(8,057)	(1.2)%	(5,429)	(0.9)%	(2,628)	(48.4)%
Other, net	(444)	(0.1)%	(241)	—%	(203)	(84.2)%
Total other expense	(8,376)	(1.2)%	(5,546)	(0.9)%	(2,830)	(51.0)%
Income from continuing operations before income taxes	73,744	11.0%	120,552	20.1%	(46,808)	(38.8)%
Provision for income taxes	41,876	6.2%	46,450	7.8%	(4,574)	(9.8)%
Net income (loss) from continuing operations	31,868	4.7%	74,102	12.4%	(42,234)	(57.0)%
Income from discontinued operations, net of income tax	—	—%	3,970	0.7%	(3,970)	(100.0)%
Net income	31,868	4.7%	78,072	13.0%	(46,204)	(59.2)%
Less: Net income attributable to noncontrolling interests
Continuing operations	(2,011)	(0.3)%	(610)	(0.1)%	(1,401)	(229.7)%
Discontinued operations	—	—%	56	—%	(56)	(100.0)%
Net income attributable to Heartland	$33,879	5.0%	$78,626	13.1%	$(44,747)	(56.9)%

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

Heartland School Solutions
Heartland School Solutions net revenue increased 13.9% from $50.5 million in 2013 to $57.6 million in 2014. The increase in Heartland School Solutions net revenue is due primarily to an increase in transaction processing revenue (partially aided by the April 2014 acquisition of MCS Software) and equipment-related revenues as a result of a sale of equipment and related installation services to a large new school district customer. Partially offsetting the increase in net revenue for Heartland School Solutions is a decrease associated with out-of-period adjustments. In the second quarter of 2014, we recorded out-of-period adjustments decreasing its revenue and increasing bad debt expense (included in Processing and Servicing in our Consolidated Statements of Income) by $1.4 million and $0.9 million, respectively. These adjustments related to immaterial errors that originated in the prior year in our Heartland School Solutions business. These adjustments included revenue which was incorrectly recorded in prior periods and a reassessment of the collectability of certain customer accounts receivable. These out-of-period adjustments reduced earnings before income taxes and net income in 2014 by $2.3 million and $1.4 million, respectively, and reduced diluted earnings per share by $0.04.

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

Income taxes. Income tax expense for 2014 was $41.9 million, reflecting an effective tax rate of 56.8%. This compares to income tax expense of $46.5 million for 2013, an effective tax rate of 38.5%. The effective income tax rate for the year ended December 31, 2014 was unfavorably impacted by an increase in the valuation allowance against deferred tax assets and the impact of a non-deductible goodwill impairment charge. Our effective tax rate without these two charges would have been 39.2%. The increase in the valuation allowance resulted from Leaf's operating losses during the 66.67% ownership period from January 1 to August 5, 2014 and from the write down of our investment in TabbedOut. On August 6, 2014, we acquired 100% of the common stock shares of Leaf. As a result, we will be able to utilize the losses generated from Leaf against consolidated taxable income for the period beginning on and after August 6, 2014. See “— Liquidity and Capital Resources — Acquisitions" for a description of the transaction involving Leaf’s ownership interests. The effective tax rate for 2014 and 2013 benefited from recognition of research and development credits. On December 19, 2014, the Tax Increase Prevention Act of 2014 was enacted which included an extension of the federal research and development credit retroactively for one year and is reflected in 2014. On January 2, 2013, the American Taxpayer Relief Act of 2012 ("ATR Act") was enacted which included an extension of the federal research and development credit retroactively to 2012 and prospectively through 2013. We recognized the effects of the research and development credits in 2013 in conjunction with filing our 2012 tax return. The favorable impact of the research and development credits on the effective tax rate for 2013 was partially offset by a valuation allowance recorded against the deferred tax assets arising from Leaf’s operating losses and an increase in the state tax rates.

Net income attributable to Heartland. As a result of the above factors, we recorded net income of $33.9 million for 2014. This compares to a net income of $78.6 million for 2013.

Balance Sheet Information
	December 31, 2015	December 31, 2014
	(In thousands)
Selected Balance Sheet Data
Cash and cash equivalents	$56,483	$70,793
Funds held for customers	228,234	176,492
Receivables, net	267,292	234,104
Property and equipment, net	166,692	154,303
Goodwill	490,020	425,712
Intangible assets, net	197,223	192,553
Total assets	1,536,679	1,378,465
Due to sponsor banks	31,803	31,165
Customer fund deposits	228,234	176,492
Processing liabilities	152,188	119,398
Borrowings:
Current portion	43,793	36,792
Long-term portion	437,842	523,122
Unearned revenue:
Current portion	57,346	46,601
Long term portion	3,237	2,354
Total liabilities	1,200,857	1,127,705
Total equity	335,822	250,760
December 31, 2015 Compared to December 31, 2014
Total assets increased $158.2 million, or 11.5%, to $1,536.7 million at December 31, 2015 from $1,378.5 million at December 31, 2014. The increases at December 31, 2015 include $33.2 million in receivables, $51.7 million in funds held for customers (which is offset by an equal increase in customer fund deposits), $64.3 million in goodwill and $4.7 million in intangible assets. The increase in goodwill is primarily due to the acquisitions of pcAmerica, Dinerware, Payroll 1 and Digital Dining. These increases were partially offset by a decrease in cash of $14.3 million to partially fund these acquisitions. See “— Liquidity and Capital Resources” for further details on these acquisitions.

Our receivables, which increased $33.2 million or 14.2% from December 31, 2014, are primarily due from our card payment processing merchants and result in large part from our practice of advancing interchange fees to most of our SME merchants during the month and collecting those fees from our merchants at the beginning of the following month, as well as from transaction fees we charge merchants for processing transactions. Total receivables also include amounts due from Discover and American Express bankcard networks for merchant sales transactions. Receivables from the networks are recovered the following business day from the date of processing the transaction. Amounts due from SME bankcard processing merchants and bankcard networks at December 31, 2015 increased $29.6 million from December 31, 2014.

The amount due to sponsor banks primarily for funding merchant advances was $30.5 million and $29.9 million at December 31, 2015 and 2014, respectively. The liability to sponsor banks is repaid at the beginning of the following month out of the fees we collect from our merchants.

Total borrowings under our credit facility decreased $78.3 million, or 14.0%, to $481.6 million at December 31, 2015 from $559.9 million at December 31, 2014 reflecting our use of cash flow to reduce borrowings. See “—Liquidity and Capital Resources” for discussion of Credit Facilities.

Total equity increased $85.1 million from December 31, 2014 primarily due to net income of $84.7 million. Other increases in total stockholders’ equity at December 31, 2015 include proceeds received from the exercise of stock options, tax benefits related to those stock option exercises and share-based compensation. Partially offsetting the increases in stockholders' equity were payments of cash dividends of $14.7 million and restricted stock units vested of $18.9 million during 2015.

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

Working Capital. Our working capital, defined as current assets less current liabilities, was negative by $68.4 million at December 31, 2015 and positive by $5.8 million at December 31, 2014. The decrease in working capital is primarily due to the acquisitions of pcAmerica and Dinerware, which were partially funded by operating cash, and our use of operating cash to pay down borrowings under our 2014 Revolving Credit Facility which are generally classified as non-current liabilities.
At December 31, 2015 we had cash on our Consolidated Balance Sheet totaling $56.5 million compared to cash of $70.8 million at December 31, 2014. Our cash balance included processing-related cash in transit and collateral of $15.1 million and $17.8 million at December 31, 2015 and 2014, respectively.

On December 31, 2015, we had $269.7 million available under our Revolving Credit Facility. See “— Credit Facilities” for more details.

Acquisitions

Campus Solutions
On September 4, 2014, we completed the acquisition of TouchNet, an integrated commerce solutions provider to higher-education institutions for a cash payment of $375 million, less a net working capital deficit, for all outstanding common shares. The purchase was funded primarily with the proceeds from a five year, $375 million secured term loan. See “— Credit Facilities,” for further discussion. TouchNet added over 600 higher education clients serving over 6 million students, nearly one-third of the higher education enrollment in the United States, to our Campus Solutions business.

Heartland School Solutions
On April 1, 2014, we purchased the net assets of MCS Software for a $17.3 million cash payment. The purchase price was financed under our 2013 Credit Facility and from operating cash flows. The acquisition further expanded our market-leading position in the K-12 school nutrition and POS technology industry in our Heartland School Solutions business.

Heartland Payroll Solutions
On February 27, 2015, we purchased the stock of Payroll 1 for a $30.0 million cash payment, plus net working capital. The purchase price was financed under our 2014 Revolving Credit Facility. The acquisition of Payroll 1 expanded our existing payroll processing business and customer base by adding 6,573 customers.

Heartland Commerce
On October 30, 2015, we acquired the stock of Digital Dining for a cash payment of $18.7 million. The purchase price was financed under our 2014 Revolving Credit Facility and from operating cash flows. Digital Dining is a national provider of restaurant POS and management systems. Digital Dining offers restaurants the convenience of a handheld POS on an iPhone, iPod and iPad in a hybrid environment with conventional fixed terminals, and is also used by restaurateurs for table management, delivery, reservations, labor scheduling, inventory and loyalty programs.

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

On February 15, 2014, we purchased the assets of Merchant Software Corporation (referred to as "Liquor POS") for a $3.3 million cash payment. The purchase price was financed from operating cash flows. Liquor POS is a leading provider of POS systems to the liquor retail vertical serving over 3,400 merchants.

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

Divestitures

Payment Processing

On December 31, 2015 we sold the assets of our SmartLink division (“SmartLink”), which included our secure payment gateways and managed network services technologies, to a third party, for a $10 million cash payment. We also entered into a channel partner agreement, whereby our sales professionals will continue to promote the secure payment gateway and managed network services solutions to merchants. The SmartLink division was included in the Payment Processing Segment. The sale of SmartLink resulted in a $7.0 million pre-tax gain ($4.3 million after-tax, or $0.11 per share) which was included in, “Gain on sale of assets”, as part of Other income (expense) in our Consolidated Statements of Income for the year ended December 31, 2015.

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

Cash Flow Provided By Operating Activities. We reported net cash provided by operating activities of $189.8 million in 2015, compared to $93.0 million in 2014 and $112.1 million in 2013.

Cash provided by operating activities in 2015, 2014, and 2013 reflects the benefit from net income as adjusted for non-cash operating items including increases in amortization of capitalized customer acquisition costs, depreciation and amortization and share-based compensation. Additionally, the net cash provided for 2015 reflects timing of collecting unearned revenue, net processing activities, and income tax payments. Net cash provided by operating activities in 2015 was reduced by higher payments for signing bonuses, increases in receivables, and higher payouts of accrued buyout liability.
Cash provided by operating activities for 2014 was also adjusted for the non-cash asset impairment charges. See "— Overview" for further detail. Cash provided by operating activities in 2014 was reduced by payments of signing bonuses, increases in receivables, increases in customer acquisition costs, payouts of accrued buyout liability, decreases in processing liabilities, decreases in accounts payable and decreases in accrued expenses and other liabilities. In 2013, cash provided by operating activities reflects uses of cash for an increase in receivables and a decrease in amounts due to sponsor banks, partially offset by an increase in processing liabilities. Cash provided by operating activities in 2013 was reduced by payments for income taxes of $38.8 million.
Major determinants of operating cash flow are net signing bonus payments, which consume operating cash as we install new merchants, and payouts on the accrued buyout liability, which represent the costs of buying out residual commissions owned by our salespersons. See “— Critical Accounting Estimates — Capitalized Customer Acquisition Costs” and “— Critical Accounting Estimates — Accrued Buyout Liability” for more information. We paid net signing bonuses of $48.3 million, $38.9 million, and $29.1 million, respectively, in 2015, 2014 and 2013. In 2015, 2014 and 2013, we reduced our accrued buyout liability by making buyout payments of $15.4 million, $11.6 million, and $13.7 million, respectively.

Cash Flow Used In Investing Activities. Net cash used in investing activities was $123.7 million for 2015, $447.2 million for 2014 and $52.0 million for 2013. Cash flows used in investing activities in 2015 reflect the purchases, net of cash acquired, of pcAmerica, Dinerware, Payroll 1 and Digital Dining for $15.0 million, $15.0 million, $30.0 million and $18.7 million, respectively. Partially offsetting cash flow used in investing activities were proceeds from sale of assets of $10.0 million relating to SmartLink (See “— Results of Operations — Year Ended December 31, 2015 Compared to Year Ended December 31, 2014” for further details on this sale. Cash flows used in investing activities in 2014 included the costs of acquiring, for a total of $392.1 million net of cash acquired, Liquor POS, MCS Software, TouchNet, and Xpient. Cash flows from investing activities for 2013 reflect the $19.3 million of net proceeds received from the sale of CPOS. The amount of cash used in investing activities during 2013 included $14.5 million for the investment in Leaf.
We made capital expenditures of $54.3 million, $54.9 million and $52.9 million in 2015, 2014, and 2013, respectively. We continue building our technology infrastructure, primarily for hardware and software needed for the development and expansion of our products and operating platforms. To further develop our technology, we anticipate that these expenditures will continue near current levels in the future.
Cash Flow (Used In) Provided By Financing Activities. Net cash used in financing activities was $80.4 million in 2015, compared to net cash provided by financing activities of $353.1 million in 2014 and used in financing activities of $38.8 million in 2013.
During 2015, we borrowed, net of financing costs, $230.0 million under our credit facilities, compared to $460.4 million in 2014 and $156.4 million in 2013. In 2015, 2014 and 2013 we made payments of $308.3 million, $54.2 million and $161.0 million, respectively, under our credit facilities. See “— Credit Facilities” for more details.
Cash provided by financing activities in 2015, 2014 and 2013 included exercised stock options generating cash proceeds in the aggregate of $2.9 million, $6.1 million and $14.2 million, respectively, and tax benefits of $9.6 million, $7.5 million and $11.6 million, respectively. Cash used in 2014 and 2013 included cash used for common stock repurchases. We used $54.5 million of cash to repurchase 1,347,817 shares of our common stock during 2014 and $49.6 million of cash to repurchase 1,486,783 shares of our common stock during 2013.

Cash dividends paid in 2015 were $14.7 million, compared to $12.3 million and $10.3 million, respectively, in 2014 and 2013. See “— Dividends” for more information on our common stock dividends.
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
We had $351.6 million and $370.0 million outstanding under our 2014 Term Credit Facility at December 31, 2015 and December 31, 2014, respectively. We had $130.0 million and $189.5 million outstanding under our 2014 Revolving Credit Facility at December 31, 2015 and 2014, respectively.

The 2014 Credit Agreement contains covenants which include: maintenance of certain leverage and fixed charge coverage ratios; limitations on our indebtedness, liens on our properties and assets, investments in, loans to other business units, and our ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants.

These covenants also apply to certain of our subsidiaries. We were in compliance with these covenants as of December 31, 2015 and 2014 and expect we will remain in compliance with the covenants of the 2014 Credit Agreement for at least the next twelve months.

Dividends. During 2015, 2014 and 2013, our Board of Directors declared dividends of $0.40, $0.34 and $0.28 per share of common stock, respectively. During 2015, 2014 and 2013, we paid cash dividends of $14.7 million, $12.3 million and $10.3 million, respectively.

On February 2, 2016, our Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on March 15, 2016 to stockholders of record as of March 1, 2016.

Contractual Obligations. The card brand networks generally allow chargebacks up to four months after the later of the date the transaction is processed or the delivery of the product or service to the cardholder. If the merchant incurring the chargeback is unable to fund the refund to the card issuing bank, we must do so. As the majority of our SME transactions involve the delivery of the product or service at the time of the transaction, a good basis to estimate our exposure to chargebacks is the last four months' bankcard processing volume on our SME portfolio, which was $31.8 billion for the four months ended December 31, 2015 and $27.8 billion for the four months ended December 31, 2014. However, during the four months ended December 31, 2015 and December 31, 2014, we were presented with $18.0 million and $16.0 million, respectively, of chargebacks by issuing banks. In 2015, 2014 and 2013, we experienced merchant losses of $2.9 million, $7.3 million and $3.1 million, respectively, or 0.31 basis points, 0.90 basis points and 0.41 basis points, respectively, on total SME bankcard dollar volumes processed of $93.1 billion, $81.1 billion and $74.6 billion, respectively. In 2014, our losses included $4.6 million resulting from chargebacks from a single merchant who entered bankruptcy in the fourth quarter. These losses are included in processing and servicing expense in our Consolidated Statements of Income.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$9,008	$4,013	$4,995	$—	$—
Telecommunications providers (b)	6,818	3,307	3,511	—	—
Facility and equipment leases	108,970	18,475	28,578	17,312	44,605
2014 Term Credit Facility	351,563	18,750	56,250	276,563	—
2014 Revolving Credit Facility (c)	130,000	—	—	130,000	—
Capital Lease Obligation	73	43	30	—	—
	$606,432	$44,588	$93,364	$423,875	$44,605

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

(c)
The 2014 Revolving Credit Facility is available on a revolving basis until September 4, 2019. While we are not contractually obligated to pay $25.0 million of the outstanding balance of the 2014 Revolving Credit Facility, we include this amount in the Current portion of borrowings on the Consolidated Balance Sheet since we intend to pay this amount in January 2016.

Unrecognized Tax Benefits. At December 31, 2015, we had gross tax-effected unrecognized tax benefits of approximately $6.6 million. See “— Critical Accounting Estimates — Income Taxes.” As of December 31, 2015, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority, hence the unrecognized tax benefits have been excluded from the above commitment and contractual obligations table.

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

We have interest rate risk related to our amounts payable to our sponsor banks. Within our payable to our sponsor banks are balances which our sponsor banks have advanced to our SME merchants for interchange fees. The amount due to sponsor banks for funding merchant advances was $30.5 million at December 31, 2015. During the year ended December 31, 2015, the average daily interest-bearing balance of that payable was approximately $10.4 million. We incur interest expense on this payable at the prime rate. A hypothetical 100 basis point increase in the interest rate applied to our average payable to sponsor banks would result in a decrease of approximately $104,000 in annual pre-tax income.

We also incur interest rate risk on borrowings under our 2014 Credit Agreement. At December 31, 2015, there was $351.6 million outstanding under the 2014 Term Credit Facility and $130.0 million outstanding under the 2014 Revolving Credit Facility. We incur interest expense on these variable-rate borrowings based on short-term interest rates. The impact that a hypothetical 100 basis point increase in short-term interest rates would have on our outstanding December 31, 2015 balances under the Credit Agreement would be a decline of approximately $4.8 million in annual pre-tax income.

While the bulk of our cash and cash-equivalents, including Funds held for customers, are held in demand accounts or money market funds, we do hold certain fixed-income investments with remaining terms of less than five years. At December 31, 2015, a hypothetical 100 basis point increase in short-term interest rates would result in no material change in annual pre-tax income from investment holdings, but would result in a decrease in the value of fixed-rate investments of approximately $502,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Heartland Payment Systems, Inc.

We have audited the accompanying consolidated balance sheets of Heartland Payment Systems, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Heartland Payment Systems, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board’s Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, and retrospectively applied the classification for deferred taxes in the consolidated balance sheet for the year ended December 31, 2014.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Heartland Payment Systems, Inc.

We have audited the internal control over financial reporting of Heartland Payment Systems, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion and on these consolidated financial statements included an explanatory paragraph related to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 29, 2016

Heartland Payment Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
Assets	2015	2014
Current assets:
Cash and cash equivalents	$56,483	$70,793
Funds held for customers	228,234	176,492
Receivables, net	267,292	234,104
Investments	109	106
Inventory	12,856	12,048
Prepaid expenses	20,733	22,658
Current tax assets	6,499	15,082
Total current assets	592,206	531,283
Capitalized customer acquisition costs, net	88,995	73,107
Property and equipment, net	166,692	154,303
Goodwill	490,020	425,712
Intangible assets, net	197,223	192,553
Deposits and other assets, net	1,543	1,507
Total assets	$1,536,679	$1,378,465

Liabilities and Equity
Current liabilities:
Due to sponsor banks	$31,803	$31,165
Accounts payable	70,418	58,460
Customer fund deposits	228,234	176,492
Processing liabilities	152,188	119,398
Current portion of accrued buyout liability	18,549	15,023
Current portion of borrowings	43,793	36,792
Current portion of unearned revenue	57,346	46,601
Accrued expenses and other liabilities	58,265	41,517
Total current liabilities	660,596	525,448
Deferred tax liabilities, net	51,283	36,496
Reserve for unrecognized tax benefits	6,599	7,315
Long-term borrowings	437,842	523,122
Long-term portion of accrued buyout liability	41,300	32,970
Long-term portion of unearned revenue	3,237	2,354
Total liabilities	1,200,857	1,127,705
Commitments and contingencies (Note 17)	—	—

Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,933,825 and 36,344,921 shares issued and outstanding at December 31, 2015 and December 31, 2014	37	36
Additional paid-in capital	270,822	255,921
Accumulated other comprehensive loss	(31)	(130)
Retained earnings (accumulated deficit)	64,994	(5,067)
Total equity	335,822	250,760
Total liabilities and equity	$1,536,679	$1,378,465

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Total revenues	$2,682,396	$2,311,381	$2,135,372
Costs of services:
Interchange	1,617,671	1,422,894	1,335,487
Dues, assessments and fees	241,767	215,862	200,903
Processing and servicing	328,630	285,011	237,232
Customer acquisition costs	59,458	46,977	42,109
Depreciation and amortization	45,317	30,598	19,975
Total costs of services	2,292,843	2,001,342	1,835,706
General and administrative	244,005	190,554	173,568
Goodwill impairment charge	—	18,490	—
Asset impairment charges	—	18,875	—
Total expenses	2,536,848	2,229,261	2,009,274
Income from operations	145,548	82,120	126,098
Other income (expense):
Interest income	105	125	124
Interest expense	(14,184)	(8,057)	(5,429)
Gain on sale of assets	7,008	—	—
Other, net	(402)	(444)	(241)
Total other expense	(7,473)	(8,376)	(5,546)
Income before income taxes	138,075	73,744	120,552
Provision for income taxes	53,343	41,876	46,450
Net income from continuing operations	84,732	31,868	74,102
Income from discontinued operations, net of income tax of $—, $—, and $2,135	—	—	3,970
Net income	84,732	31,868	78,072
Less: Net (loss) income attributable to noncontrolling interests
Continuing operations	—	(2,011)	(610)
Discontinued operations	—	—	56
Net income attributable to Heartland	$84,732	$33,879	$78,626

Amounts attributable to Heartland:
Net income from continuing operations	$84,732	$33,879	$74,712
Income from discontinued operations, net of income tax and noncontrolling interests	—	—	3,914
Net income attributable to Heartland	$84,732	$33,879	$78,626

Basic earnings per share:
Income from continuing operations	$2.31	$0.93	$2.03
Income from discontinued operations	—	—	0.11
Basic earnings per share	$2.31	$0.93	$2.14

Diluted earnings per share:
Income from continuing operations	$2.28	$0.91	$1.96
Income from discontinued operations	—	—	0.10
Diluted earnings per share	$2.28	$0.91	$2.06

Weighted average number of common shares outstanding:
Basic	36,646	36,354	36,791
Diluted	37,237	37,187	38,053

.
See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$84,732	$31,868	$78,072
Other comprehensive income (loss):
Reclassification of losses (gains) on investments, net of income tax of $(7), $108 and $—	12	(170)	—
Unrealized gains (losses) on investments, net of income tax of $6, $(10) and $8	15	(50)	12
Unrealized gains on derivative financial instruments, net of income tax of $54, $106 and $153	72	178	254
Foreign currency translation adjustment	—	—	(54)
Comprehensive income	84,831	31,826	78,284
Less: Comprehensive loss attributable to noncontrolling interests	—	(2,011)	(570)
Comprehensive income attributable to Heartland	$84,831	$33,837	$78,854

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Consolidated Statements of Equity
(In thousands)

	Heartland Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares	Amount

Balance, January 1, 2013	36,856	$38	$222,705	$(399)	$7,629	(20,187)	$1,375	$211,161
Issuance of common stock – options exercised	1,265	1	14,173	—	—	—	—	14,174
Issuance of common stock – RSU’s vested	317	—	(6,233)	—	—	—	—	(6,233)
Excess tax benefit on employee share-based compensation	—	—	11,596	—	—	—	—	11,596
Repurchase of common stock	(1,487)	—	—	—	—	(50,302)	—	(50,302)
Retirement of treasury stock	—	(2)	(10,024)	—	(39,974)	50,000	—	—
Share-based compensation	—	—	12,838	—	—	—	—	12,838
Changes in equity from sale of discontinued operations	—	—	—	83	—	—	(1,415)	(1,332)
Other comprehensive income (loss)	—	—	—	228	—	—	(16)	212
Noncontrolling interests in subsidiary acquired	—	—	—	—	—	—	6,798	6,798
Dividends on common stock ($0.28 per share)	—	—	—	—	(10,321)	—	—	(10,321)
Net income (loss) for the year	—	—	—	—	78,626	—	(554)	78,072
Balance, December 31, 2013	36,951	$37	$245,055	$(88)	$35,960	$(20,489)	$6,188	$266,663
Issuance of common stock – options exercised	453		6,109	—	—	—	—	6,109
Issuance of common stock – RSU’s vested	289		(7,245)	—	—	—	—	(7,245)
Excess tax benefit on employee share-based compensation	—	—	7,524	—	—	—	—	7,524
Repurchase of common stock	(1,348)	—	—	—	—	(54,455)	—	(54,455)
Retirement of treasury stock	—	(1)	(12,368)	—	(62,575)	74,944	—	—
Share-based compensation	—	—	13,269	—	—	—	—	13,269
Other comprehensive loss	—	—	—	(42)	—	—	—	(42)
Acquisition of noncontrolling interest	—	—	3,577	—	—	—	(4,177)	(600)
Dividends on common stock ($0.34 per share)	—	—	—	—	(12,331)	—	—	(12,331)
Net income (loss) for the year	—	—	—	—	33,879	—	(2,011)	31,868
Balance, December 31, 2014	36,345	$36	$255,921	$(130)	$(5,067)	$—	$—	$250,760
Issuance of common stock – options exercised	184		2,910					2,910
Issuance of common stock – RSU’s vested	405	1	(18,905)					(18,904)
Excess tax benefit on employee share-based compensation			9,634					9,634
Share-based compensation			21,262					21,262
Other comprehensive income				99				99
Dividends on common stock ($0.40 per share)					(14,671)			(14,671)
Net income for the year					84,732			84,732
Balance, December 31, 2015	36,934	$37	$270,822	$(31)	$64,994	$—	$—	$335,822

See accompanying notes to consolidated financial statements.

Heartland Payment Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015		2014	2013
Cash flows from operating activities
Net income	$84,732		$31,868	$78,072
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized customer acquisition costs	60,755		51,626	45,648
Other depreciation and amortization	62,955		48,270	35,389
Asset impairment charges	—		37,365	—
Addition to loss reserves	2,852		9,650	2,787
Provision for doubtful receivables	6,155		3,279	195
Deferred taxes	8,157		7,515	8,403
Share-based compensation	21,262		13,269	12,838
Gain on sale of assets	(7,008)		—	(3,786)
Write off of fixed assets and other	1,455		1,691	1,034
Changes in operating assets and liabilities:
Increase in receivables	(38,203)		(18,134)	(19,693)
Increase in inventory	(1,302)		(890)	(1,343)
Payment of signing bonuses, net	(48,289)		(38,875)	(29,091)
Increase in capitalized customer acquisition costs	(28,562)		(24,831)	(21,159)
Decrease (increase) in current tax assets	18,175		2,188	(3,138)
Decrease (increase) in prepaid expenses, deposits and other assets	2,271		(3,153)	(3,782)
Excess tax benefits on employee share-based compensation	(9,634)		(7,524)	(11,596)
(Decrease) increase in reserve for unrecognized tax benefits	(716)		1,682	2,564
Increase (decrease) in due to sponsor banks	639		12,056	(18,477)
Increase (decrease) in accounts payable	9,555		(11,434)	2,136
Increase in unearned revenue	8,608		1,554	5,010
Decrease in accrued expenses and other liabilities	(5,822)		(11,666)	(6,615)
Increase (decrease) in processing liabilities	29,903		(21,123)	32,761
Payouts of accrued buyout liability	(15,408)		(11,568)	(13,651)
Increase in accrued buyout liability	27,264		20,182	17,620
Net cash provided by operating activities	189,794		92,997	112,126
Cash flows from investing activities
Purchase of investments	(2,283)		(38,962)	(5,262)
Sales of investments	—		25,247	—
Maturities of investments	2,550	2.55	—	2,000
(Increase) decrease in funds held for customers	(5,735)		(35,420)	4,040
Increase (decrease) in customer fund deposits	5,467		49,003	(4,030)
Proceeds from sale of assets	9,973		—	19,343
Acquisitions of businesses, net of cash acquired	(79,354)		(392,142)	(15,182)
Capital expenditures	(54,345)		(54,913)	(52,924)
Net cash used in investing activities	(123,727)		(447,187)	(52,015)
Cash flows from financing activities
Proceeds from borrowings, net	230,000		460,392	156,416
Principal payments on borrowings	(308,250)		(54,188)	(161,001)
Proceeds from exercise of stock options	2,910		6,109	14,174
Excess tax benefits on employee share-based compensation	9,634		7,524	11,596
Repurchases of common stock	—		(54,455)	(49,625)
Dividends paid on common stock	(14,671)		(12,331)	(10,321)
Net cash (used in) provided by financing activities	(80,377)		353,051	(38,761)

Net (decrease) increase in cash	(14,310)		(1,139)	21,350
Effect of exchange rates on cash	—		—	1
Cash at beginning of year	70,793		71,932	50,581
Cash at end of year	$56,483		$70,793	$71,932

Supplemental cash flow information
Cash paid during the period for:
Interest	$12,781		$6,824	$4,598
Income taxes	27,517		30,504	38,827
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

Agreement and Plan of Merger— On December 15, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Global Payments Inc., a Georgia corporation (“Global”), Data Merger Sub One, Inc., a Delaware corporation and wholly owned subsidiary of Global (“Merger Sub One”) and Data Merger Sub Two, LLC, a Delaware limited liability company and wholly owned subsidiary of Global (“Merger Sub Two”, and together with Merger Sub One, the “Merger Subs”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Global will acquire the Company by way of two mergers (the “Mergers”). First, Merger Sub One will merge with and into the Company, with the Company continuing as a wholly owned subsidiary of Global. Second, the Company will merge with and into Merger Sub Two immediately following the initial merger, with Merger Sub Two surviving the second merger as a wholly owned subsidiary of Global.

As a result of the Mergers, subject to the terms and conditions of the Merger Agreement, each outstanding share of the Company’s common stock, other than shares owned by (i) Global, the Merger Subs or the Company (which will be canceled), (ii) stockholders who have properly exercised and perfected appraisal rights under Delaware law, or (iii) any direct or indirect wholly owned subsidiary of the Company (which will remain outstanding), will be converted into the right to receive (subject to adjustment as set forth in the next sentence) $53.28 in cash (the “Cash Consideration”), without interest, and 0.6687 shares of common stock of Global (the “Stock Consideration”, and together with the Cash Consideration, the “Merger Consideration”). Under the terms of the Merger Agreement, in the event that the number of shares of common stock of Global issuable as a result of the Mergers would exceed 19.9% of the issued and outstanding shares of common stock of Global immediately prior to the closing of the Mergers, the Stock Consideration will be reduced so that no more than 19.9% of the outstanding shares of common stock of Global become issuable in the Mergers and the Cash Consideration will be increased by a corresponding amount, so that the value of the per share Merger Consideration will remain the same.

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

The sponsorship agreements with the member banks require, among other things, that the Company abide by the bylaws and regulations of the Visa and MasterCard networks, and certain sponsor banks require a cash balance in a deposit account. If the Company were to breach a sponsorship agreement and under certain other circumstances, the sponsor banks may terminate the agreement and, under the terms of the agreement, the Company would have six months to identify an alternative sponsor bank. The Company is generally dependent on its sponsor banks, Visa and MasterCard for notification of any compliance breaches. As of December 31, 2015, the Company has not been notified of any such issues by its sponsor banks, Visa or MasterCard.

As of December 31, 2015, the Company is party to three bank sponsorship agreements.

•
Processing for the majority of the Company’s small and mid-sized merchants (referred to as "Small and Midsized Enterprises," or “SME merchants”) is performed under a February 8, 2012, sponsorship agreement with Wells Fargo Bank, N.A. ("WFB"). The WFB sponsorship agreement was in effect until February 8, 2016 and would have automatically renewed for three years unless either party provided written notice of non-renewal to the other party. On November 5, 2015, the Company provided written notice of non-renewal to WFB. Under the terms of the WFB sponsorship agreement, the Company has up to six months beyond February 8, 2016 to complete a conversion of its SME merchants to another sponsorship arrangement.

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

•
On November 23, 2009, the Company entered into a sponsorship agreement with The Bancorp Bank ("TBB") to sponsor processing for the Company's Network Services merchants, which are predominantly petroleum industry merchants of all sizes (referred to as "Network Services Merchants"), and since October 2013, certain of the Company's SME merchants. In August 2015, the agreement with TBB automatically renewed until February 2017. The agreement with TBB expires in February 2017 with subsequent one-year auto renewal periods, unless either party provides six months written notice of non-renewal to the other party.

•
On March 24, 2011, the Company entered into a sponsorship agreement with Barclays Bank Delaware to sponsor processing for certain of its large national merchants. The original agreement with Barclays Bank Delaware would have expired in March 2016, however, in September 2015, the agreement with Barclays Bank Delaware automatically renewed until March 2017. In January 2016, the Company signed an extension of this

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

agreement, which will now expire in March 2021.  The agreement will continue to automatically renew for successive one-year periods thereafter, unless either party provides six months written notice of non-renewal to the other party.

The following is a breakout of the Company’s total Visa and MasterCard settled card processing volume for the month ending December 31, 2015 by percentage processed under its individual bank sponsorship agreements:

	% of	December 2015
Sponsor Bank	Bankcard Processing Volume
Wells Fargo Bank, N.A.	75%
The Bancorp Bank	18%
Barclays Bank Delaware	7%

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
("American Express") the Company: (a) provided solicitation services by signing new-to-American Express merchants directly with American Express; (b) provided transactional support services on behalf of American Express to the Company's American
Express accepting merchants; and (c) provided processing, settlement, customer support and reporting to merchants, similar to the services provided for the merchants' Visa, MasterCard and Discover transactions. In May 2014, the Company began offering a new American Express Card Acceptance Program (referred to as "OptBlue") to new merchants. The Company converted a majority of its existing merchants who were processing under the prior sales and servicing agreement with American Express to OptBlue during the third quarter of 2014.  As a participant in OptBlue, the Company acquires, contracts, and establishes pricing for, as well as provides customer service to merchants, similar to the transaction processing services the Company provides through Discover, Visa and MasterCard. The Company also uses its sponsor banks to assist in funding its merchants' American Express transactions.

2. Summary of Significant Accounting Policies

Use of Estimates— The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates include, among other things, the accrued buyout liability, capitalized customer acquisition costs, share-based compensation, goodwill and intangible asset impairment review, revenue recognition for multiple element arrangements, loss reserves, certain accounts payable and accrued expenses and certain tax assets and liabilities as well as the related valuation allowances, if any. Actual results could differ from those estimates.

Cash and Cash Equivalents— At December 31, 2015, cash included approximately $15.1 million of processing-related cash in transit and collateral, compared to approximately $17.8 million of processing-related cash in transit and collateral at December 31, 2014. Processing-related cash in transit and collateral includes merchant deposits, collateral deposits, and funds in transit relating to timing differences for the Company's card and non-card payment processing businesses.

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

The timing for presentment of transaction funding files to the bankcard networks results in the Company's sponsor banks receiving settlement cash one day before payment is made to merchants, thereby increasing funding obligations to its SME merchants, which are carried in processing liabilities. The Company funds interchange advances/receivables to SME merchants first from this settlement cash received from bankcard networks, then from the Company's available cash or by incurring a liability to its sponsor banks. At both December 31, 2015 and 2014, the Company did not use any of its available cash to fund merchant advances. The amount due to sponsor banks for funding advances was $30.5 million at December 31, 2015 and $29.9 million at December 31, 2014. The liability to sponsor banks is repaid at the beginning of the following month out of the fees the Company collects from its merchants.

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

Investments and Funds Held for Customers— Investments, including those carried on the Consolidated Balance Sheets as Funds held for customers, consist primarily of bond funds, tax-exempt bonds, certificates of deposit and equity investments. Funds held for customers also include overnight bank deposits. The majority of investments carried in Funds held for customers are available-for-sale and recorded at fair value based on quoted market prices. Certificates of deposit are classified as held to maturity and recorded at cost. In the event of a sale, cost is determined on a specific identification basis. At December 31, 2015, Funds held for customers included cash and cash equivalents of $201.4 million and investments available for sale of $26.9 million.

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

The Company believed that no impairment of capitalized customer acquisition costs had occurred as of December 31, 2015 and 2014.

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

The Company capitalizes software development costs and amortizes such costs on a straight-line basis over an estimated useful life of 3 to 7 years. The preliminary project stage consists of the conceptual formation of alternatives, the evaluation of alternatives, the determination of existence of needed technology and the final selection of alternatives. Costs incurred during the preliminary project stage are expensed as incurred. Once the preliminary project stage is complete, costs are capitalized until the software is placed in service.

Long-Lived Assets— The Company evaluates the potential for impairment when changes in circumstances indicate that undiscounted cash flows estimated to be generated by the related assets are less than the carrying amount. In the fourth quarter of 2014, the Company recorded non-cash asset impairments and write-offs relating to assets held and used of $18.9 million relating to internally developed software and intangible assets related to Leaf and a write-off of a capitalized internally developed software project termination (see "Goodwill," below for further detail).

Goodwill— Goodwill represents the excess of acquisition costs over the fair values of net assets acquired in business combinations. At December 31, 2015 and 2014, goodwill of $490.0 million and $425.7 million, respectively, was recorded on the Consolidated Balance Sheets. The Company tests goodwill for impairment at least annually in the fourth quarter and between annual tests if an event occurs or changes in circumstances suggest a potential decline in the fair value of the reporting unit. A significant amount of judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred.  Such changes may include, among others: a significant decline in expected future cash flows; a sustained decline in market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates.

The Company has the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The option of whether or not to perform a qualitative assessment is made annually and may vary by reporting unit. Factors the Company considers in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, sustained decrease in our share price, and other relevant entity-specific events. If the Company elects to bypass the qualitative assessment or if it determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying value, then the Company performs a two-step quantitative test for that reporting unit.   In the first step, the fair value of each reporting unit is compared to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment, if any. In the second step, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination and the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit's goodwill is then compared to the actual

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

carrying value of the goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized for the difference.

Significant estimates and assumptions are used in the Company's goodwill impairment review and include the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. The Company's assessment of qualitative factors involves significant judgments about expected future business performance and general market conditions. In a quantitative assessment, the fair value of each reporting unit is determined based on a combination of techniques, including the present value of future cash flows, applicable multiples of competitors and multiples from sales of like businesses, and requires us to make estimates and assumptions regarding discount rates, growth rates and our future long-term business plans. Changes in any of these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment charge for each reporting unit.
As of December 31, 2015, the Company performed a qualitative assessment for each of its reporting units, except one, for which the Company performed a quantitative assessment. Based on our annual test as of December 31, 2015, the Company determined on the basis of qualitative factors that the fair values of the reporting units for which it performed a qualitative assessment were not more likely than not less than their respective carrying amounts. Based on the quantitative assessment the Company did for one of its reporting units, it determined that the goodwill for that reporting unit was not impaired.
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

Unearned revenue— Unearned revenue of $60.6 million and $49.0 million at December 31, 2015 and 2014, respectively, is primarily related to the Company's Heartland School Solutions, Campus Solutions, Heartland Payroll Solutions and Heartland Commerce businesses. Unearned revenue is derived primarily from the sale and subscription of e-commerce solutions and integration to host computer systems as well as from support and maintenance contracts and professional services. Unearned revenue represents contractual obligations of the Company to provide software, services and support to customers in the future.

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
Campus Solutions, Heartland School Solutions and Heartland Commerce have arrangements that contain multiple elements, such as hardware, software products, including perpetual licenses and Software-as-a-Service (“SaaS”) services, maintenance, and professional installation and training services. The Company allocates revenue to each element based on the selling price hierarchy. The selling price for a deliverable is based on vendor specific objective evidence (“VSOE”) of selling price, if available, third party evidence ("TPE") if VSOE of selling price is not available, or estimated selling price (“ESP”) if neither VSOE or selling price nor TPE is available. The Company establishes ESP based on management judgment, considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. In arrangements with multiple elements, the Company determines allocation of the transaction price at inception of the arrangement based on the relative selling price of each unit of accounting.
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

Other Income (Expense)— Other income (expense) consists of interest income on cash and investments, the interest cost on the Company's borrowings, gains or losses on the disposal of assets, write downs of capitalized information technology development projects, Provision for Processing System Intrusion costs and other non-operating income or expense items.

In 2015, other non-operating income or expense items also include:

•
Pre-tax gain of $7.0 million relating to the December 31, 2015 sale of the assets of the SmartLink division (“SmartLink”), which included our secure payment gateways and managed network services technologies, to a third party, for a $10 million cash payment. The Company also entered into a channel partner agreement, whereby Heartland’s sales professionals will continue to promote the secure payment gateway and managed network

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

services solutions to merchants. The Company’s SmartLink division was included in the Payment Processing Segment. The sale of SmartLink resulted in a $7.0 million pre-tax gain ($4.3 million after-tax, or $0.11 per share) which was included in “Gain on sale of assets” as part of Other income (expense) in the Company’s Consolidated Statements of Income for the year ended December 31, 2015.

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
These excess tax benefits are reported as a financing cash inflow rather than a reduction of taxes paid, which is included within operating cash flows.  Accordingly, cash provided by operating activities decreased and cash provided by financing activities increased by $9.6 million in 2015, $7.5 million in 2014 and $11.6 million in 2013 related to excess tax benefits from stock-based awards.

Earnings per Share— Basic earnings per share was computed by dividing net income by weighted average number of common shares outstanding during the period. Diluted earnings per share was computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options and vesting of RSUs, PRSUs and TRSUs, where dilutive.

Noncontrolling Interests— Noncontrolling interests represent noncontrolling shareholders' share of the equity and after-tax net loss of Leaf until the Company's August 6, 2014 acquisition of Leaf noncontrolling interests.

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

Subsequent Events— The Company evaluated subsequent events through the issuance date with respect to the Consolidated Financial Statements as of and for the year ended December 31, 2015.

New Accounting Pronouncements— From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by us as of the specified effective date.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

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

In April 2015, the FASB issued guidance on debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. In August 2015, the FASB issued updated guidance to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis. The effect of this update is still being evaluated and is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued guidance that defines specific criteria entities must apply to determine if a cloud computing arrangement includes an in-substance software license. The new guidance clarifies that software licenses included in a cloud computing software should be accounted for in the same manner as other software licenses. This amendment is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2015. Early adoption is permitted. The new guidance can be applied on either a prospective or retrospective basis. The effect of this update is still being evaluated and is not expected to have a material effect on the Company’s consolidated financial statements.

In July 2015, the FASB issued guidance to more clearly articulate the requirements for the subsequent measurement of inventory and related disclosures. The new guidance clarifies the basis for measuring inventory at the lower of cost and net realizable value. This amendment is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2016. Early adoption is permitted. The new guidance should be applied on a prospective basis. The effect of this update is still being evaluated and is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2015, the FASB issued guidance to simplify the accounting for measurement-period adjustments for business combinations. The new guidance eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. This amendment is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2015. Early adoption is permitted. The new guidance should be applied on a prospective basis. The effect of this update is still being evaluated and is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2015, the FASB issued guidance to simplify the balance sheet classification of deferred taxes. The new guidance requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This amendment is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2016. Early adoption is permitted. The new guidance can be applied on either a prospective or retrospective basis. The Company has elected to early adopt this guidance and apply it on a retrospective basis in the fourth quarter of 2015. As of December 31, 2014, the Company reclassified current deferred tax assets of $9.3 million to non-current liabilities, in order to conform to the current-period presentation.

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

The following pro forma information shows the results of the Company's operations for the year ended December 31, 2014 as if the TouchNet acquisition had occurred on January 1, 2013. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. The pro forma information is also not intended to be a projection of future results due to the integration of the acquired business.

	Year Ended December 31,
	2014	2013
	(In thousands, except share data)
Total revenues	$2,363,916	$2,192,298
Net income attributable to Heartland	$34,909	$79,585
Basic earnings per share	$0.96	$2.16
Diluted earnings per share	$0.94	$2.09

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

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

The transaction was accounted for under the acquisition method of accounting. Beginning February 27, 2015, Payroll 1's results of operations were included in the Company's results of operations. The allocation of the total purchase price was as follows: $20.7 million to goodwill, $14.5 million to intangible assets and $4.4 million to net tangible liabilities. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Goodwill is not expected to be deductible for income tax reporting.

The weighted average amortization life for the 2015 acquired finite lived intangible assets related to the acquisition of Payroll 1 is as follows:
Weighted average amortization life
(In years)
Customer relationships	13
Software	6
Non-compete agreement	4
Overall	12

Heartland Commerce

Menusoft Systems Corporation
On October 30, 2015, the Company purchased the stock of Menusoft Systems Corporation (a.k.a. “Digital Dining”) for a $18.7 million cash payment, plus net working capital. The purchase price was funded from a combination of operating cash and financing under the 2014 Revolving Credit Facility.

The transaction was accounted for under the acquisition method of accounting. Beginning on October 30, 2015, Digital Dining's results of operations are included in the Company's results of operations. The allocation of the total purchase price was as follows: $14.7 million to goodwill, $4.7 million to intangible assets, and $0.7 million to net tangible liabilities. The fair values are preliminary, based on estimates, and may be adjusted as the Company analyzes what was known and knowable at the acquisition date, including the finalization of valuations. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Goodwill is not expected to be deductible for income tax reporting.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

The weighted average amortization life for the 2015 acquired finite lived intangible assets related to the acquisition of Digital Dining is as follows:
Weighted average amortization life
(In years)
Customer relationships	19
Software	15
Trademark	5
Non-compete agreement	3
Overall	17

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

4. Receivables

A summary of receivables by major class was as follows at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(In thousands)
Accounts receivable from merchants and customers	$224,222	$200,912
Accounts receivable from bankcard networks	37,621	31,279
Accounts receivable from others	7,155	3,465
	268,998	235,656
Less allowance for doubtful accounts	(1,706)	(1,552)
Total receivables, net	$267,292	$234,104

Included in accounts receivable from others are amounts due from employees (predominantly salespersons), which are $3.5 million and $1.6 million at December 31, 2015 and 2014, respectively. Accounts receivable related to bankcard networks are primarily amounts due from Discover and American Express for bankcard transactions.

A summary of the activity in the allowance for doubtful accounts for the three years ended December 31,
2015, 2014 and 2013 was as follows:
	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Beginning balance	$1,552	$1,032	$1,438
Out-of-Period adjustment (a)	—	875	—
Additions to allowance	6,155	2,405	180
Charges against allowance	(6,064)	(3,426)	(586)
Additions for acquisitions (b)	63	666	—
Ending balance	$1,706	$1,552	$1,032

(a) See Note 1, Organization and Operations for a discussion of the Out-of-Period Adjustment.
(b) Consists of allowances of businesses acquired during the years ended December 31, 2015 and 2014.

5. Funds Held for Customers

A summary of funds held for customers and investments, including the amortized cost, gross unrealized gains (losses) and estimated fair value for investments held to maturity and investments available-for-sale by major security type and class of security were as follows at December 31, 2015 and 2014:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2015
Funds held for customers:
Conservative income bond fund - available for sale	$13,012	$—	$(42)	$12,970
Fixed income - municipal bonds - available for sale	13,893	18	(25)	13,886
Cash and cash equivalents held for customers	201,378	—	—	201,378
Total funds held for customers	$228,283	$18	$(67)	$228,234

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
December 31, 2014
Funds held for customers:
Conservative income bond fund - available for sale	$13,012	$—	$(16)	$12,996
Fixed income - municipal bonds - available for sale	14,688	2	(51)	14,639
Cash and cash equivalents held for customers	148,857	—	—	148,857
Total funds held for customers	$176,557	$2	$(67)	$176,492
Expected maturities of the Fixed income -municipal bonds at December 31, 2015 are as follows:

	Total	Less Than 1 Year	1 To 5 Years	5 To 10 Years
	(In thousands)
December 31, 2015
Funds Held for Customers:
Fixed income - municipal bonds - available for sale cost	$13,893	$2,153	$11,740	$—
Fixed income - municipal bonds - available for sale estimated fair value	$13,886	$2,154	$11,732	$—
During the fourth quarter of 2014, the Company reviewed its investment in the stock of TabbedOut and estimated that the fair value of its investment in TabbedOut was substantially impaired, and therefore, an impairment charge of $4.0 million was recorded as of December 31, 2014 and included in "Other, net" in the Consolidated Statements of Income. Besides this impairment charge, the Company did not experience any other-than-temporary losses on its other investments during the twelve months ended December 31, 2015 and 2014.

During the twelve months ended December 31, 2014, the Company sold available for sale securities for $25.2 million and realized a gain on this sale of $0.3 million which was recognized in the Consolidated Statements of Income.

6. Capitalized Customer Acquisition Costs, Net

A summary of net capitalized customer acquisition costs as of December 31, 2015 and 2014 was as follows:

	December 31,
	2015	2014
	(In thousands)
Capitalized signing bonuses	$118,816	$98,879
Less accumulated amortization	(54,539)	(47,238)
	64,277	51,641
Capitalized customer deferred acquisition costs	64,310	54,583
Less accumulated amortization	(39,592)	(33,117)
	24,718	21,466
Capitalized customer acquisition costs, net	$88,995	$73,107

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

A summary of net capitalized customer acquisition costs for the three years ended December 31, 2015,
2014 and 2013 was as follows:
	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of period	$73,107	$61,027	$56,425
Plus additions to:
Capitalized signing bonuses, net	48,289	38,875	29,091
Capitalized customer deferred acquisition costs	28,562	24,831	21,159
	76,851	63,706	50,250
Less amortization expense on:
Capitalized signing bonuses, net	(35,653)	(30,345)	(27,767)
Capitalized customer deferred acquisition costs (a)	(25,310)	(21,281)	(17,881)
	(60,963)	(51,626)	(45,648)
Balance at end of period	$88,995	$73,107	$61,027

    (a) Includes $0.2 million net charge for the year ended December 31, 2015 related to the sale of SmartLink included in "Gain on sale of assets" in the Consolidated Statements of Income.

Net signing bonus adjustments from estimated amounts to actual were $(5.1) million, $(4.0) million, and $(3.7) million, respectively, for the years ended December 31, 2015, 2014 and 2013. Net signing bonus adjustments are netted against additions in the table above. Negative signing bonus adjustments occur when the actual gross margin generated by the merchant contract during the first year is less than the estimated gross margin for that year, resulting in the overpayment of the up-front signing bonus and would be recovered from the relevant salesperson. Positive signing bonus adjustments result from the prior underpayment of signing bonuses and would be paid to the relevant salesperson.

Fully amortized signing bonuses of $28.0 million, $26.7 million and $27.8 million, respectively, were written off during the three years ended December 31, 2015, 2014, and 2013. In addition, fully amortized customer deferred acquisition costs of $18.8 million, $15.5 million and $13.7 million, respectively, were written off during the three years ended December 31, 2015, 2014 and 2013.

The Company believes that no impairment of capitalized customer acquisition costs has occurred as of December 31, 2015, 2014 and 2013.

7. Property and Equipment, Net

A summary of property and equipment, net as of December 31, 2015 and 2014 is as follows:
	December 31,
	2015	2014
	(In thousands)
Computer hardware and software	$225,988	$196,170
Building	55,095	54,998
Furniture, fixtures and equipment	23,836	18,895
Leasehold improvements	17,360	11,966
Land	7,523	7,471
	329,802	289,500
Less accumulated depreciation	(163,110)	(135,197)
	$166,692	$154,303

Depreciation expense for the three years ended December 31, 2015, 2014 and 2013 was $43.4 million, $36.4 million and $30.1 million, respectively.

Total cost of assets not yet placed into service included in property and equipment at December 31, 2015 and 2014 were $20.6 million and $25.8 million, respectively. During the years ended December 31, 2015, 2014, and 2013 the amount of capitalized costs for internally developed projects amounted to $36.9 million, $40.3 million, and $38.4 million, respectively. During the years ended December 31, 2015, 2014, and 2013, the amounts of capitalized costs for internally developed projects placed in service were $39.7 million, $36.5 million, and $25.7 million, respectively.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

As of December 31, 2015 and 2014 there were $61.3 million and $53.0 million, respectively, of net capitalized costs for internally developed projects placed into service.

The estimated depreciation expense related to capitalized costs for internally developed projects placed in service for the next five years is as follows:
For the Years Ended December 31,
(In thousands)
2016	$30,297
2017	19,853
2018	8,314
2019	1,602
2020	894
Thereafter	296
$61,256

8. Intangible Assets and Goodwill

Intangible Assets — Intangible assets consisted of the following as of December 31, 2015 and 2014:
	December 31, 2015			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$179,178	$33,896	$145,282	5 to 21 years—proportional cash flow
Merchant portfolios	4,214	3,545	669	7 years—proportional cash flow
Software	52,111	7,737	44,374	3 to 15 years—straight line
Non-compete agreements	4,776	2,549	2,227	3 to 5 years—straight line
Other	6,286	1,615	4,671	5 to 9 years—straight line
	$246,565	$49,342	$197,223

	December 31, 2014			Amortization Life and Method
	Gross Assets	Accumulated Amortization	Net Asset
	(In thousands)
Finite Lived Assets:
Customer relationships	$159,925	$22,011	$137,914	6 to 21 years—proportional cash flow
Merchant portfolios	4,214	3,161	1,053	7 years—proportional cash flow
Software	58,377	13,300	45,077	1 to 15 years—straight line
Non-compete agreements	5,947	2,830	3,117	5 years—straight line
Other	5,800	408	5,392	5 to 9 years—straight line
	$234,263	$41,710	$192,553

Amortization expense related to the intangible assets was $20.1 million, $13.3 million and $9.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The estimated amortization expense related to intangible assets for the next five years is as follows:
For the Years Ended December 31,
(In thousands)
2016	$19,323
2017	17,786
2018	15,975
2019	14,528
2020	12,715
Thereafter	116,896
$197,223

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

Goodwill — The changes in the carrying amount of goodwill by segment for the years ended December 31, 2015,
2014 and 2013 were as follows:
	Payment Processing	Campus Solutions	Heartland School Solutions	Heartland Payroll Solutions	Leaf	Other (c)	Total
Balance at January 1, 2013	$43,701	$33,679	$53,350	$30,831	$—	$6,501	$168,062
Goodwill acquired during the period	—	—	—	—	20,619	—	20,619
Other (a)	—	2,110	—	187	—	—	2,297
Balance at December 31, 2013	43,701	35,789	53,350	31,018	20,619	6,501	190,978
Goodwill acquired during the period	—	222,076	13,592	—	—	22,633	258,301
Goodwill impairment (b)	—	—	—	—	(18,490)	—	(18,490)
Other (a)	—	(528)	(2,420)	—	(2,129)	—	(5,077)
Balance at December 31, 2014	43,701	257,337	64,522	31,018	—	29,134	425,712
Goodwill acquired during the period	—	—	—	21,915	—	42,659	64,574
Other (a)	—	26	—	(1,180)		888	(266)
Balance at December 31, 2015	$43,701	$257,363	$64,522	$51,753	$—	$72,681	$490,020
(a) Reflects adjustments to preliminary allocations of purchase price within the measurement period.
(b) See Note 2, Summary of Significant Accounting Policies — Goodwill, for a discussion of Goodwill and Asset Impairments.
(c) Other includes Micropayments, Heartland Commerce and Heartland Marketing Solutions.

The percentage of total reportable segments' assets comprised of goodwill as of December 31, 2015, 2014, and 2013 are as follows:

	Percent of Goodwill to Reportable Segments' Total Assets
	2015	2014	2013
Payment Processing	7.4%	8.3%	8.4%
Campus Solutions	54.2%	50.8%	43.8%
Heartland School Solutions	81.1%	76.3%	67.9%
Heartland Payroll Solutions	18.4%	15.9%	20.1%
Leaf	—%	—%	52.3%
Other	64.2%	46.7%	37.7%

9. Processing Liabilities

Processing liabilities result primarily from the Company's card processing activities and include merchant deposits maintained to offset potential liabilities arising from merchant chargebacks. A summary of processing liabilities and loss reserves was as follows at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(In thousands)
Merchant bankcard processing	$144,095	$109,361
Merchant deposits	7,088	6,655
Loss reserves	1,005	3,382
	$152,188	$119,398

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

The card brand networks generally allow chargebacks within four months after the later of (1) the date the transaction is processed, or (2) the delivery of the product or service to the cardholder. As the majority of the Company's SME merchant transactions involve the delivery of the product or service at the time of the transaction, a reasonable basis for determining an estimate of the Company's exposure to chargebacks is the last four months' processing volume on the SME portfolio, which was $31.8 billion and $27.8 billion for the four months ended December 31, 2015 and 2014, respectively. However, for the

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

four months ended December 31, 2015, 2014 and 2013 the Company was presented with $18.0 million, $16.0 million and $11.7 million, respectively, in chargebacks by issuing banks. In the years ended December 31, 2015, 2014, and 2013 the Company incurred merchant losses of $2.9 million, $7.3 million and $3.1 million, respectively, or 0.31 basis points, 0.90 basis points and 0.41 basis points, respectively, on total SME card processing volumes processed of $93.1 billion, $81.1 billion and $74.6 billion, respectively. In 2014, the Company's losses included $4.6 million resulting from chargebacks from a single merchant who entered bankruptcy in the fourth quarter. These losses are included in processing and servicing costs in the Company's Consolidated Statements of Income.

The loss recorded by the Company for chargebacks associated with any individual merchant is typically small, due both to the relatively small size and the processing profile of the Company's SME merchants. However, from time to time the Company will encounter instances of merchant fraud, and the resulting chargeback losses may be considerably more significant to the Company. The Company has established a contingent reserve for estimated currently existing credit and fraud losses on its Consolidated Balance Sheets, amounting to $1.0 million at December 31, 2015 and $3.4 million at December 31, 2014. This reserve is determined by performing an analysis of the Company's historical loss experience applied to current processing volumes and exposures.

A summary of the activity in the loss reserve for the years ended December 31, 2015, 2014, and 2013 was as follows:
	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Beginning balance	$3,382	$1,505	1,955
Additions to reserve	2,852	9,650	2,738
Charges against reserve (a)	(5,229)	(7,773)	(3,188)
Ending balance	$1,005	$3,382	1,505

(a)	Includes $4.6 million of merchant losses as a result of chargebacks from a single merchant who entered bankruptcy in the fourth quarter of 2014
Chargeback losses originating from Network Services' bankcard processing on Passport during the years ended December 31, 2015, 2014 and 2013 were immaterial.

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
On September 4, 2014, the Company borrowed $375 million under the 2014 Term Credit Facility and used that amount to fund the TouchNet Acquisition (See Note 3, Acquisitions). At December 31, 2015, the Company had $352 million outstanding under the 2014 Term Credit Facility.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

The 2014 Credit Agreement contains covenants which include: maintenance of certain leverage and fixed charge coverage ratios; limitations on the Company's indebtedness, liens on the Company's properties and assets, investments in, and loans to other business units, the Company's ability to enter into business combinations and asset sales; and certain other financial and non-financial covenants. These covenants also apply to certain Company subsidiaries. The Company was in compliance with these covenants as of December 31, 2015 and 2014, respectively.

The Company had $130.0 million and $189.5 million outstanding debt under its 2014 Revolving Credit Facility as of December 31, 2015 and 2014, respectively.

Under the terms of the 2014 Credit Agreement, the Company may borrow, at its option, at interest rates equal to one, two, three or six month adjusted LIBOR rates, or equal to the greater of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1%, in each case plus a margin determined by the Company's current leverage ratio.

The weighted average interest rate at December 31, 2015 was 2.5%. Total fees and direct costs paid for the Company's credit facilities as of December 31, 2015 were $4.6 million, including $3.5 million paid on September 4, 2014. These costs are being amortized to interest expense over the life of the Credit Agreement.

11. Accrued Buyout Liability

A summary of the accrued buyout liability was as follows as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(In thousands)
Vested Relationship Managers and sales managers	$58,131	$46,301
Unvested Relationship Managers and sales managers	1,718	1,692
	59,849	47,993
Less current portion	(18,549)	(15,023)
Long-term portion of accrued buyout liability	$41,300	$32,970

In calculating the accrued buyout liability for unvested Relationship Managers and sales managers, the Company has assumed that 31% of the unvested Relationship Managers and sales managers will vest in the future, which represents the Company’s historical vesting rate. A 5% increase to 36% in the expected vesting rate would have increased the accrued buyout liability for unvested Relationship Managers and sales managers by $0.3 million and $0.2 million at December 31, 2015 and 2014, respectively.

A summary of the activity in the accrued buyout liability for the three years ended December 31, 2015, 2014, and
2013 was as follows:
	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Beginning balance	$47,993	$39,379	$35,410
Increase in settlement obligation, net	27,264	20,182	17,620
Buyouts	(15,408)	(11,568)	(13,651)
Ending balance	$59,849	$47,993	$39,379

The Company buys out portfolio equity regularly. During the years ended 2015, 2014 and 2013, the Company made total buyout payments of approximately $15.4 million, $11.6 million and $13.7 million, respectively. Residual commission expense is recorded in Processing and servicing costs on the Consolidated Statement of Income. The amount of future annual reductions in residual commission expense will be impacted by any additional portfolio equity buyouts and merchant attrition. Partially offsetting the impact of these buyouts are increases in the settlement obligation due to new SME merchant account signings, as adjusted for changes in same-store sales growth, changes in gross margin for existing merchant relationships and the impact of SME merchant attrition.

12. Stockholders' Equity

Common Stock Repurchases.
Open Repurchase Authorization. On May 8, 2014, the Company's Board of Directors authorized the repurchase of up to $75 million of the Company's outstanding common stock. As of December 31, 2015, the Company has not repurchased any shares under the May 8, 2014 authorization.

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

Repurchases under these programs were made through the open market in accordance with applicable laws and regulations. The Company intends to fund any repurchases with cash flow from operations, existing cash on the balance sheet, and other sources including the Company's 2014 Revolving Credit Facility (as defined in Note 10 herein). The manner, timing and amount of repurchases, if any, will be determined by management and will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporation liquidity requirements. The repurchase program may be modified or discontinued at any time. Under the Merger Agreement, repurchase activity after December 15, 2015 is limited to repurchases made to satisfy tax withholding amounts arising from stock option exercises or vesting of restricted shares. See Note 1. Organization and Operation - Agreement and Plan of Merger for more detail regarding this transaction.

A summary of repurchase activity under these authorizations is as follows:

	Repurchase Programs by Authorization Date
	November 2012	May 2013	May 2014	Total
Activity For the Year ended December 31, 2015
Shares repurchased	—	—	—	—
Cost of shares repurchased (in thousands)	—	—	—	—
Average cost per share	—	—	—	—
Remaining authorization (in thousands)	—	—	$75,000	$75,000

Activity For the Year ended December 31, 2014
Shares repurchased	—	1,347,817	—	1,347,817
Cost of shares repurchased (in thousands)	—	$54,455	—	$54,455
Average cost per share	—	$40.40	—	$40.40

Activity For the Year ended December 31, 2013
Shares repurchased	952,183	534,600	—	1,486,783
Cost of shares repurchased (in thousands)	$29,813	$20,488	—	$50,301
Average cost per share	$31.31	$38.32	—	$33.83

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

Dividends on Common Stock. During the years ended 2015, 2014 and 2013, the Company's Board of Directors declared dividends of $0.40, $0.34 and $0.28 per share of common stock, respectively. During the years ended 2015, 2014 and 2013, the Company paid cash dividends of $14.7 million, $12.3 million and $10.3 million, respectively.

On February 2, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on March 15, 2016 to stockholders of record as of March 1, 2016.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

13. Income Taxes

The provision for income taxes for the three years ended December 31, 2015, 2014, and 2013 consists of the following:
	Year Ended December 31,
	2015	2014	2013
Continuing Operations:	(in thousands)
Current:
Federal	$40,260	$31,240	$31,326
State	4,663	3,174	4,810
Deferred:
Federal	6,540	5,733	8,766
State	1,880	1,729	1,548
Total provision for income taxes from continuing operations	$53,343	$41,876	$46,450

The differences in federal income taxes provided from continuing operations and the amounts determined by applying the federal statutory tax rate of 35% to income before income taxes for the three years ended December 31, 2015, 2014, and 2013 are:

	Year Ended December 31,
	2015		2014		2013
	%	Amount	%	Amount	%	Amount
		(In thousands)		(In thousands)		(In thousands)
U.S. federal income tax at statutory rate	35.00%	$48,326	35.00%	$25,811	35.00%	$42,193
U.S. state and local income taxes, net	3.48%	4,802	4.21%	3,103	3.26%	3,932
Valuation allowance	(1.07)%	(1,484)	9.85%	7,265	0.60%	724
Goodwill impairment	—%	—	8.78%	6,471	—%	—
Nondeductible expenses	1.50%	2,081	0.82%	609	0.52%	621
U.S. tax on foreign income, net	—%	—	0.15%	113	—%	—
Other	(0.28)%	(382)	(0.05)%	(33)	0.34%	415
Research and development credit, net	—%	—	(0.28)%	(209)	(1.19)	(1,435)
Release of earn-out liability	—%	—	(1.70)%	(1,254)	—%	—
Provision for income taxes from continuing operations	38.63%	$53,343	56.78%	$41,876	38.53%	$46,450
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

The Company recorded a liability of approximately $6.6 million, $7.3 million and $5.6 million for total gross unrecognized tax benefits of which approximately $4.5 million, $4.9 million and $3.8 million as of December 31, 2015, 2014 and 2013, respectively, would impact the effective tax rate. The Company does not expect any significant changes within the next twelve months in its unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2015, 2014, and 2013 is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at January 1,	$7,315	$5,633	$3,069
Additions based on tax positions related to the current year	476	1,693	2,681
Lapse of statute of limitations	(925)	(11)	(117)
Settlements	(267)	—	—
Balance at December 31,	$6,599	$7,315	$5,633

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

    The Company accrues interest related to uncertain tax positions in interest expense and accrues penalties in general and administrative expense. At December 31, 2015, 2014 and 2013, the Company had an accrued interest liability on uncertain tax positions of approximately $0.8 million, $0.7 million, and $0.4 million, respectively. During 2015, 2014 and 2013, the Company recognized approximately $0.2 million in each year, respectively, of interest expense related to uncertain tax positions. The Company does not expect to be assessed any penalties on its uncertain tax positions.

The tax years ended December 31, 2012, 2013 and 2014 remain subject to examination by the U.S. Internal Revenue Service and the Company is no longer subject to state income tax examinations prior to 2010. The State of California has finalized our Protest of Proposed Assessments for the years 2004 to 2008 and we have received revised assessments which are acceptable as a resolution of this examination. The Company is currently under examination in Connecticut, New York, and Minnesota and does not expect that its state liability will significantly increase or decrease during the next twelve months. The Company files income tax returns in all states where required.

During 2015 and 2014, the Company recorded current tax assets reflecting excess tax benefits of $9.6 million and $7.5 million, respectively, resulting from employees exercising non-qualified stock options, making disqualifying dispositions of shares acquired through their exercise of incentive stock options, and vesting of restricted share units. The Company classified the $9.6 million and $7.5 million of excess tax benefits for 2015 and 2014, respectively, as cash inflows from financing activities and cash outflows from operating activities in its Consolidated Statement of Cash Flows.

The net deferred tax asset (liability) was comprised of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
Deferred tax assets:	(In thousands)
Merchant contract costs	$14,155	$10,689
Loss reserve and accounts receivable allowance	543	1,513
Share-based compensation	7,800	8,096
FIN No. 48 deferred tax reserve-state tax	2,509	2,640
Other comprehensive income	—	54
Net operating loss carry-forward	10,987	12,492
Reserve for litigation	—	272
State net operating loss carry-forwards	32	32
Deferred revenue	1,185	—
Capital loss carry-forward	1,616	1,616
Deferred compensation	5,850	1,482
Deferred state tax assets	2,389	1,552
Intangibles	—	1,349
Unearned rent	581	141
Other	626	943
Deferred tax assets	48,273	42,871
Less valuation allowance	(6,504)	(7,989)
Net deferred tax assets	41,769	34,882
Deferred tax liabilities:
Capitalized signing bonus	25,846	20,716
Software development	31,817	29,589
Property and equipment	5,677	3,337
Goodwill	25,953	17,736
Intangibles	3,759	—
Deferred tax liabilities	93,052	71,378
Net deferred tax liabilities	(51,283)	(36,496)

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in the evaluation of the deferred tax benefits and differences in future results from management’s estimates could result in material differences in the realization of these assets.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

In the fourth quarter 2014, the Company determined the investment in TabbedOut to be significantly less in fair value as compared to the carrying value. As a result, the Company recorded a deferred tax asset in the amount of $1.6 million for unrealized capital losses and a 100% valuation allowance against the deferred tax that the Company may not realize due to the requirement that capital losses may only be offset against capital gains. The Company will continue to carry the valuation allowance until such time as it believes that these deferred tax assets are more-likely-than-not to be realized.

On September 11, 2013, the Company purchased 66.67% of the outstanding capital stock of Leaf.  On August 6, 2014 the Company acquired the remaining 33.33% of the outstanding common stock shares of Leaf. Because Leaf was less than 80% owned, it could not be consolidated for tax purposes and during the periods prior to 100% ownership was required to file a separate tax return. As of December 31, 2014, management had provided a 100% valuation allowance against its deferred tax assets resulting from its net operating loss carryforwards since Leaf recorded cumulative net operating losses in recent years. During the year ended December 31, 2015, the Company determined that it was appropriate to release $1.5 million of valuation allowance due to acquisitions that generated future taxable income from the amortization of finite lived intangibles. For the period beginning on and after August 6, 2014, the Company intends to utilize the losses generated from Leaf against consolidated taxable income.

On December 31, 2012, the Company acquired Ovation and its $23.2 million of net operating losses (“NOLs”). This acquisition was a “change of ownership” within the meaning of Section 382 of the Internal Revenue Code, and, as a result such NOLs are subject to an annual limitation. Based upon the historical taxable income and projections for future taxable income over periods in which these NOLs will be deductible, the Company believes that it is more likely than not that the Company will be able to fully utilize these NOLs before the carry-forward periods begin to expire in fiscal 2023 and therefore a valuation allowance is not required.

14. Stock Incentive Plans

In May 2010, the Company approved the Amended and Restated 2008 Equity Incentive Plan (the "2008 Plan") under which it has granted stock options and Restricted Share Units including service-based RSUs, performance-based RSUs (“PRSUs”), and total shareholder return RSUs (“TRSUs”). The maximum number of share awards which may be granted under the Amended and Restated 2008 Equity Incentive Plan is 7,700,000, of which 1,297,064 stock options, 1,882,468 RSUs and 1,041,161 PRSUs and TRSUs were granted from 2010 through year end December 31, 2015. The stock options and Restricted Share Units granted during this time generally vest over four years, while the PRSUs and TRSUs will vest only if, over the term of these grants, performance targets are achieved. At December 31, 2015, 4,749,434 shares of the 7,700,000 authorized shares of common stock reserved for issuance under the Amended and Restated 2008 Equity Incentive Plan remain available for future grant.

Stock options were granted with terms of five years and an exercise price equal to the closing market price on the date of grant. The total intrinsic value of stock options exercised under the 2008 Plan during 2015, 2014 and 2013 was $7.1 million, $15.1 million and $27.9 million, respectively. No stock options were granted during the years ended December 31, 2015, 2014 and 2013. The total intrinsic value of Restricted Share Units vested under the 2008 Plan during 2015, 2014 and 2013 was $45.9 million, $19.8 million and $17.0 million, respectively.

The Company expenses employee share-based payments under the fair value method. Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The closing price of the Company's common stock on the grant date equals the grant date fair value of unvested service-based RSUs and PRSUs. A lattice valuation model was applied to measure the grant date fair value of TRSUs. Amounts the Company recognized in its consolidated financial statements for the years ended December 31, 2015, 2014, and 2013 with respect to these share-based plans were as follows:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Compensation expense recognized on share-based plans before income tax benefit	$21,262	$13,269	$12,838
Related income tax benefit recognized in the income statement	9,483	5,175	4,981
Cash received from stock option exercises	2,910	6,109	14,174
Excess tax benefit recorded for tax deductions resulting from the exercise of stock options	9,634	7,524	11,596
Tax benefit realized as reductions of estimated tax payments during the period	5,740	4,179	8,587

Restricted Share Units. The Company grants three types of Restricted Share Units (“RSUs”), service-based RSUs, performance-based RSUs (“PRSUs”), and total shareholder return RSUs (“TRSUs”). At December 31, 2015, there was a total of $36.3 million of unrecognized compensation expense related to Restricted Share Units.

In the fourth quarters of 2013, 2014 and 2015, the Compensation Committee of the Company's Board of Directors approved grants of PRSUs having rights to earn 0% to 250% of a target number of shares of the Company’s common stock depending on the achievement of grant-specific performance targets and service vesting as shown in the following table:

	Performance Awards by Grant Date
	4th Quarter 2013	4th Quarter 2014	4th Quarter 2015
PRSUs granted at target	115,223	47,421	50,613
% of Target shares earned	(a)	(a)	(a)
Vesting during 2017	50%
Vesting during 2018	50%	50%
Vesting during 2019	—	50%	50%
Vesting during 2020			50%
Grant Performance Target	(b)	(c)	(d)

(a)	PRSUs are still in the performance period.

(b)
The target number of shares for these PRSUs will be earned only if the Company achieves a pro forma diluted earnings per share growth rate of forty percent (40)% over the three-year period ending December 31, 2016. Shares actually earned could range from 0% to 250% of target determined by the actual growth rate achieved over the three-year period ending December 31, 2016. The Company has recorded expense on these PRSUs based on achieving the 40% target.

(c)
The target number of shares for these PRSUs will be earned only if the Company achieves a pro forma diluted earnings per share growth rate of forty percent (40)% over the three-year period ending December 31, 2017. Shares actually earned could range from 0% to 225% of target determined by the actual growth rate achieved over the three-year period ending December 31, 2017.The Company has recorded expense on these PRSUs based on achieving the 40% target.

(d)
The target number of shares for these PRSUs will be earned only if the Company achieves aggregate diluted earnings per share growth rate of thirty percent (30)% over the three-year period ending December 31, 2018. Shares actually earned could range from 0% to 250% of target determined by the actual growth rate achieved over the three-year period ending December 31, 2018. The Company has recorded expense on these PRSUs based on achieving the 30% target.

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

In the fourth quarters of 2013 and 2014, the Compensation Committee of the Company's Board of Directors approved grants of TRSUs having rights to earn 0% to 200% of a target number of shares of the Company’s common stock depending on the achievement of grant-specific measures of total shareholder returns and service vesting as summarized below:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

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

In the fourth quarter of 2012, the Compensation Committee approved target grants of 72,345 Relative Total Shareholder Return Restricted Share Units (referred to as “Relative TRSUs”). These Relative TRSUs were nonvested share awards for which vesting percentages and ultimate number of units vesting were calculated based on the total shareholder return of the Company's common stock as compared to the total shareholder return of 86 peer companies. The target number of units would vest if the Company achieved a total shareholder return equal to the 65th percentile of the peer group. The payout schedule could produce vesting percentages ranging from 0% to 225% of target. Actual total shareholder return achieved relative to the peer group, which was calculated based upon the average closing price for the 30 calendar day period ending December 9, 2015 divided by the closing price on December 10, 2012, resulted in a vesting percentage of approximately 172% of target. The Company recorded share-based compensation expense on these Relative TRSUs over the service period based on the grant date fair value of the award. A lattice valuation model was applied to measure the grant date fair value of these Relative TRSUs.

Certain Impacts of the Merger Agreement on Vesting of Share-Based Awards. All unvested share-based awards would become vested and be settled at the close of the transaction contemplated by the Merger Agreement. Any performance-based vesting condition will be deemed to have been satisfied at maximum or target levels, depending on whether the award was granted prior to or after December 1, 2015, respectively. Any unrecognized compensation expense related to Restricted Share Units would be recognized at the close of the transaction. See Note 1. Organization and Operation - Agreement and Plan of Merger for more detail regarding this transaction.

In December 2015, the Company accelerated the vesting of 2016 vesting tranches for selected equity awards held by eight of its executive officers so that these awards vested on December 22, 2015. The value of these awards, based on the closing price of the Company's common stock on December 22, 2015 of $95.02, was $8.3 million. Under FASB ASC Topic 718, this acceleration of 2016 vesting tranches qualifies as a Type I Modification to vesting terms which requires acceleration of expense at original grant date fair value. This action resulted in the acceleration of $1.7 million of share-based compensation expense from 2016 to 2015.

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

Share-Based Plan Activity. During 2015 and 2014, employees exercised 183,493 and 453,001 stock options, respectively, to acquire the Company's common stock, generating $2.9 million and $6.1 million of stockholders' equity from the exercises and $9.6 million and $7.5 million of stockholders' equity related to tax deductions, which accrued to the Company as employees exercised non-qualified stock options, or made disqualifying dispositions of shares acquired through the exercise of incentive stock options. Stock option and restricted share activity in the Company's share-based plans during 2013, 2014 and 2015 was as follows:

	Stock Options		Restricted Share Units		Combined
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Grant Price	Shares	Weighted-Average Exercise/Grant Price
Options outstanding at January 1, 2013	4,230,187	$17.39	1,464,636	$22.31	5,694,823	$18.65
Issued	—	$—	491,542	$42.50	491,542	$42.50
Exercised/vested	(1,264,825)	$11.21	(502,225)	$18.72	(1,767,050)	$13.34
Forfeited/cancelled	(2,283,218)	$21.84	(98,451)	$23.88	(2,381,669)	$21.92
Outstanding at December 31, 2013	682,144	$14.26	1,355,502	$30.83	2,037,646	$25.29
Options exercisable at December 31, 2013	394,252	$13.20	—	$—	394,252	$13.20
Issued	—	$—	429,591	$51.20	429,591	$51.20
Exercised/vested	(453,001)	$13.49	(457,232)	$25.00	(910,233)	$19.27
Forfeited/cancelled	(30,250)	$12.51	(87,142)	$30.78	(117,392)	$26.07
Outstanding at December 31, 2014	198,893	$16.13	1,240,719	$38.49	1,439,612	$35.40
Options exercisable at December 31, 2014	187,643	$15.76	—	$—	187,643	$15.76
Issued	—	$—	518,517	$67.82	518,517	$67.82
Exercised/vested	(183,493)	$15.86	(680,629)	$30.62	(864,122)	$27.49
Forfeited/cancelled	(7,000)	$15.22	(51,057)	$45.77	(58,057)	$42.09
Outstanding at December 31, 2015	8,400	$22.79	1,027,550	$55.13	1,035,950	$54.87
Options exercisable at December 31, 2015	5,900	$22.15	—	$—	5,900	$22.15

Stock options and Restricted Share Units which were outstanding at December 31, 2015 totaled 1,035,950 and had a weighted-average remaining contractual life of 3.0 years, a weighted average exercise/grant price of $54.87, and total intrinsic value of $98.0 million. Stock options which were exercisable at December 31, 2015 totaled 5,900 and had a weighted-average remaining contractual life of 0.9 years, a weighted average exercise price of $22.15, and total intrinsic value of $0.4 million. The Company has historically issued new shares to satisfy the exercise of options and vesting of RSUs.

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
For the years ended December 31, 2015 and 2014, there have been no transfers between Level 1 and Level 2 categories. The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2015 and 2014:

December 31, 2015		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments available for sale:
Conservative income bond fund (a)	$12,970	$12,970	$—	$—
Fixed income bond fund (a)	13,886	13,886	—	—
Total assets	$26,856	$26,856	$—	$—

December 31, 2014		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Investments available for sale:
Conservative income bond fund (a)	$12,996	$12,996	$—	$—
Fixed income bond fund (a)	14,639	14,639	—	—
Total assets	$27,635	$27,635	$—	$—
(a) amounts included in Funds held for customers on the Consolidated Balance Sheet
The following tables provide the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2015 and 2014:

December 31, 2015		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Liabilities:	(In thousands)
2014 Term Credit Facility	$351,563	$—	$351,563	$—
2014 Revolving Credit Facility	130,000	—	130,000	—
Capital Lease Obligation	73			73
Total liabilities	$481,636	$—	$481,563	$73

December 31, 2014		Fair Value Measurement Category
	Total	Level 1	Level 2	Level 3
Liabilities:	(In thousands)
2014 Term Credit Facility	$370,312	$—	$370,312	$—
2014 Revolving Credit Facility	189,500		189,500
Capital Lease Obligation	102			102
Total liabilities	$559,914	$—	$559,812	$102

16. Employee Benefit Plan

The Company offers a defined contribution plan (the "Plan") to all employees. Company contributions are generally based upon fixed amounts of eligible compensation. The Company contributed approximately $4.6 million, $3.4 million and $2.5 million to the Plan for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

material losses in addition to amounts previously accrued are not considered reasonably possible in connection with these ordinary course legal proceedings.

Merger Agreement Proceedings—The Company, its Board of Directors, Global, Merger Sub One, and Merger Sub Two have been named as defendants in a putative class action lawsuit, brought by a purported Company stockholder, challenging the merger.  The suit was filed in the New Jersey Superior Court, Mercer County, Civil Division, and is captioned Kevin Merchant v. Heartland Payment Systems, et al., L-45-16 (filed January 8, 2016).  The complaint alleges, among other things, that the directors of the Company breached their fiduciary duties to the Company’s stockholders by agreeing to sell the Company for inadequate consideration, agreeing to improper deal protection terms in the merger agreement, and failing to properly value the Company.  The complaint also alleges that the Company, Global, Merger Sub One, and Merger Sub Two aided and abetted these purported breaches of fiduciary duty.  Plaintiff seeks, among other things, an injunction barring the merger, recession of the merger or rescissory damages to the extent the merger is already implemented, and an award of damages and attorney’s fees.

The Company believes the suit is without merit.

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
Future minimum lease payments for all non-cancelable leases as of December 31, 2015 were as follows:

For the Years Ended December 31,	Operating Leases (a)
(In thousands)
2016	$18,475
2017	15,455
2018	13,123
2019	9,473
2020	7,839
Thereafter	44,605
Total future minimum lease payments	$108,970
(a) There were no material capital leases at December 31, 2015.

Rent expense for leased facilities and equipment was $18.0 million, $12.0 million and $10.2 million, respectively, for the years ended December 31, 2015, 2014, and 2013.

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
The following table reflects the Company’s other significant contractual obligations, including leases from above, as of December 31, 2015:

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
	(In thousands)
Processing providers (a)	$9,008	$4,013	$4,995	$—	$—
Telecommunications providers (b)	6,818	3,307	3,511	—	—
Facility and equipment leases	108,970	18,475	28,578	17,312	44,605
2014 Term Credit Facility	351,563	18,750	56,250	276,563	—
2014 Revolving Credit Facility (c)	130,000	—	—	130,000	—
Capital Lease Obligation	73	43	30	—	—
	$606,432	$44,588	$93,364	$423,875	$44,605

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

(c)
Interest rates on the 2014 Revolving Credit Facility are variable in nature. The 2014 Revolving Credit Facility is available on a revolving basis until September 4, 2019. While the Company is not contractually obligated to pay $25.0 million of the outstanding balance of the 2014 Revolving Credit Facility, the Company includes this amount in the Current portion of borrowings on the Consolidated Balance Sheet since the Company intends to pay this amount in January 2016.

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

The Company has the following six reportable segments: (1) Payment Processing, which provides card payment processing and related services to the Company's SME merchants and Network Services merchants, (2) Campus Solutions, which provides payment processing, integrated commerce solutions, loan services and open- and closed-loop payment solutions to institutions of higher education, (3) Heartland School Solutions, which provides school nutrition and POS solutions and associated payment solutions to K-12 schools, (4) Heartland Payroll Solutions, which provides payroll processing and related tax filing services, (5) Leaf, which includes the operating losses for Leaf as well as the goodwill and POS asset impairment charges recorded in the fourth quarter of 2014, (see Note 8, Intangible Assets and Goodwill for further details) and (6) Other. The Other segment consists of (a) integrated payments solutions for small ticket merchants provided by Micropayments, (b) loyalty and gift card marketing solutions including loyalty and gift cards provided by Heartland Marketing Solutions, and (c) POS solutions and other adjacent business service applications provided by Heartland Commerce. The individual components of the Other segment do not meet the defined thresholds for being individually reportable segments under applicable accounting guidance.
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
At December 31, 2015 and 2014, 58% and 70%, respectively, of the total assets of Heartland Payroll Solutions were funds that the Company holds as a fiduciary in its payroll processing services activities primarily for payment to taxing authorities. At both December 31, 2015 and 2014, 8% of the total assets of Campus Solutions represent funds held for the Company's loan servicing customers related to payment processing services provided for federal student loan billing and processing that are payable to higher education institutions and other businesses. See Note 8, Intangible Assets and Goodwill for goodwill as a percentage of the reportable segments' total assets.
A summary of the Company’s segments for the three years ended December 31, 2015, 2014, and 2013 was as follows:

	December 31,
	2015	2014	2013
Revenues	(In thousands)
Payment Processing	$2,371,878	$2,111,487	$1,979,579
Campus Solutions	117,208	61,538	36,186
Heartland School Solutions (a)	60,870	57,570	50,541
Heartland Payroll Solutions	69,037	50,394	44,565
Other	63,403	30,392	24,501
Total revenues	$2,682,396	$2,311,381	$2,135,372

	December 31,
	2015	2014	2013
Depreciation and amortization	(In thousands)
Payment Processing	$35,076	$30,702	$26,934
Campus Solutions	13,922	6,040	2,330
Heartland School Solutions	4,874	3,857	2,282
Heartland Payroll Solutions	4,286	3,196	3,478
Other	4,266	4,117	1,641
Unallocated corporate administration amounts	531	358	(1,311)
Total depreciation and amortization	$62,955	$48,270	$35,354

Income (loss) from operations
Payment Processing	$119,312	$127,553	$138,226
Campus Solutions	36,293	12,653	3,930
Heartland School Solutions (a)	23,451	10,874	16,348
Heartland Payroll Solutions	9,465	9,076	3,404
Leaf (b)	(4,692)	(47,906)	(2,824)
Other	2,088	1,330	229
Unallocated corporate administration amounts	(40,369)	(31,460)	(33,215)
Total income from operations	$145,548	$82,120	$126,098

Interest Expense
Payment Processing	$4,221	$5,178	$5,425
Campus Solutions	7,883	2,754	7
Heartland Payroll Solutions	591	—	—
Other	1,489	125	—
Reconciling	—	—	(3)
Total interest expense	$14,184	$8,057	$5,429

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

Net income (loss) from continuing operations
Payment Processing	$73,711	$74,567	$81,520
Campus Solutions	17,470	6,686	2,255
Heartland School Solutions (a)	14,477	6,650	9,085
Heartland Payroll Solutions	5,439	5,497	2,056
Leaf (b)	(2,148)	(38,426)	(2,012)
Other	526	(4,170)	462
Unallocated corporate administration amounts	(24,743)	(18,936)	(19,264)
Total net income from continuing operations	$84,732	$31,868	$74,102

Assets
Payment Processing	$587,701	$524,498	$519,589
Campus Solutions	474,995	507,036	81,719
Heartland School Solutions	79,539	84,603	78,573
Heartland Payroll Solutions	281,195	195,657	154,172
Leaf (b)	—	4,256	39,457
Other	113,249	62,415	17,247
Total assets	$1,536,679	$1,378,465	$890,757
(a) See Note 1, Organization and Operations for a discussion of an Out-of-Period Adjustment recorded in the year ended December 31, 2014.
(b) See Note 2, Summary of Significant Accounting Policies — Goodwill for a discussion of Goodwill and Asset Impairments in the year ended December 31, 2014.

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

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share)
Numerator:
Income from continuing operations attributable to Heartland	$84,732	$33,879	$74,712
Income from discontinued operations attributable to Heartland	—	—	3,914
Net income attributable to Heartland	$84,732	$33,879	$78,626

Denominator:
Basic weighted average shares outstanding	36,646	36,354	36,791
Effect of dilutive instruments:
Stock options and restricted stock units	591	833	1,262
Diluted weighted average shares outstanding	37,237	37,187	38,053

Basic earnings per share:
Income from continuing operations	$2.31	$0.93	$2.03
Income from discontinued operations	$—	$—	$0.11
Basic earnings per share	$2.31	$0.93	$2.14

Diluted earnings per share:
Income from continuing operations	$2.28	$0.91	$1.96
Income from discontinued operations	$—	$—	$0.10
Diluted earnings per share	$2.28	$0.91	$2.06

20. Discontinued Operations

In the fourth quarter of 2012, the Company along with the 30% noncontrolling shareholders of CPOS entered into an agreement to sell CPOS to a third party. CPOS was not a significant subsidiary and the Company will have no continuing involvement in its operations. After receiving regulatory approval, the transaction settled on January 31, 2013. The total sales

Heartland Payment Systems, Inc. and Subsidiaries
Notes To Consolidated Financial Statements—(Continued)

price was $30.3 million cash including net working capital, of which the Company received $20.9 million for its 70% ownership in CPOS. The total gain recorded on the sale for the year ended December 31, 2013 was $3.8 million, net of income taxes of $2.1 million.

There were no discontinued operations for the years ended December 31, 2015 and 2014. Income from discontinued operations for the year ended December 31, 2013 was as follows (in thousands of dollars):

2013
Revenues	$1,117
Expenses	870
Income from operations	247
Income from discontinued operations, net of income tax of $68	184
Gain on sale of discontinued operations, net of income tax of $2,067	3,786
Net income from discontinued operations attributable to noncontrolling interests	56
Net income from discontinued operations attributable to Heartland	3,914

21. Quarterly Consolidated Results of Operations (Unaudited)

The Company's unaudited quarterly results of operations for the years ended December 31, 2015 and 2014 were as follows:

	For the Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(In thousands, except per share data)
Total revenues	$602,459	$675,692	$705,667	$698,578
Costs of services	514,573	580,392	603,937	593,941
General and administrative expenses	58,124	56,872	59,216	69,793
Total expenses	572,697	637,264	663,153	663,734
Income from operations	29,762	38,428	42,514	34,844
Net income	17,238	20,906	23,881	22,707

Diluted earnings per share	$0.46	$0.56	$0.64	$0.61

	For the Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(In thousands, except per share data)
Total revenues	$523,283	$582,859	$600,626	$604,613
Costs of services	452,435	509,554	520,834	518,519
General and administrative expenses	44,486	43,374	49,381	53,313
Goodwill impairment charge (a)	—	—	—	18,490
Asset impairment charges (a)	—	—	—	18,875
Total expenses	496,921	552,928	570,215	609,197
Income (loss) from operations	26,362	29,931	30,411	(4,584)
Net income (loss) attributable to Heartland	15,740	17,452	20,458	(19,771)

Diluted earnings (loss) per share (b)	0.42	0.48	0.56	(0.55)
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of December 31, 2015. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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
Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the Internal Control - Integrated Framework (2013). As of December 31, 2015, management believes that the Company's internal control over financial reporting is effective based on this assessment and those criteria.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is presented in the Annual Report on Form 10-K.
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
ITEM 9B. OTHER INFORMATION
None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be included in Item 10 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION
The information required to be included in Item 11 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be included in Item 12 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be included in Item 13 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be included in Item 14 of Part III of this Form 10-K is incorporated herein by reference to certain information contained in our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

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
2.2
Agreement and Plan of Merger dated September 29, 2000 by and among Heartland Payment Systems, Inc., Uhle and Associates, LLC, Martin J. Uhle, Mark K. Strippy and Steven B. Gamary. (Incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form 10 filed on August 9, 2005 (File No. 000-51265))

2.3
Agreement and Plan of Merger dated September 29, 2000 by and between Heartland Payment
Systems, Inc. and Triad LLC. (Incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form 10 filed on August 9, 2005 (File No. 000-51265)).

2.4
Agreement and Plan of Merger dated as of December 28, 2000 by and between Heartland Payment Systems, Inc. and Heartland Payment Systems L.L.C. (Incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form 10 filed on August 9, 2005 (File No. 000-51265)).

2.5
Agreement of Merger dated as of June 14, 2004 by and between Heartland Payment Systems, Inc. and Credit Card Software Systems, Inc. (Incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form 10 filed on August 9, 2005 (File No. 000-51265)).

2.6
Agreement and Plan of Merger, dated as of July 29, 2014, by and among Heartland Payment Systems, Inc., Titan Merger Sub, Inc., TouchNet Information Systems, Inc., and TNSR, LLC, as the Representative. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 29, 2014 (File No. 001-32594)).

2.7
Agreement and Plan of Merger, dated December 15, 2015, by and among Heartland Payment Systems, Inc., Global Payments, Inc.Data Merger Sub One, Inc. and Data Merger Sub Two, LLC. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2015 (File No. 001-32594)).

3.1
Amended and Restated Certificate of Incorporation of Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended, filed on March 29, 2005. (File No. 333-118073)).

3.2	Amended and Restated Bylaws of Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed on March 10, 2008 (File No. 001-32594)).
4.1
Stockholder Agreement, dated as of July 29, 2014, by and between Heartland Payment Systems, Inc. and each of the individuals or entities listed on the signature pages thereto. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2014 (File No. 001-32594)).

10.1
Lease Agreement dated September 2004, between Heartland Payment Systems, Inc. and
Bank of America, N.A. (Incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1, as amended, filed on March 29, 2005 (File No. 333-118073)).

10.2
First Amendment to Lease Agreement, dated March 17, 2005, between Heartland Payment Systems, Inc. and First States Investors 5200, LLC (Incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1, as amended, filed on March 29, 2005 (File No. 333-118073)).

10.3
Extension of Lease between Heartland Payment Systems, Inc. and 90 Nassau LLC dated as of January 11, 2013. (Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed on February 28, 2014) (File No. 001-32594).

10.4**
Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-118073)).

10.5**
Form of Employee Incentive Stock Option Agreement Under 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-118073)).

10.6	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-118073)).
10.7**
Heartland Payment Systems, Inc. Second Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-118073)).

10.8**	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).
10.9**
Form of Employee Confidential Information and Noncompetition Agreement entered into by Robert H.B. Baldwin, Jr. with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.34 to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.10**
Supplement No. I to Employee Confidential Information and Noncompetition Agreement by and between Robert H.B. Baldwin, Jr. and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.35 to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.11**
Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Robert O. Carr with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.37 to the Registrant's Current Report on Form 8-K filed on May 4, 2007 (File No. 001-32594)).

10.12
American Express Establishment Sales and Servicing Program Agreement dated as of December 20, 2007 between Heartland Payment Systems, Inc. and American Express Travel Related Services Company. (Incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K filed on March 10, 2008 (File No. 001-32594)).

Exhibit Number	Description
10.13**	Heartland Payment Systems, Inc. 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 001-32594)).
10.14
Membership Interest and Asset Purchase Agreement dated as of May 2, 2008, by and among Alliance Data Network Services LLC, ADS Alliance Data Systems, Inc., Alliance Data Systems Corporation, Heartland Acquisition, LLC and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 8, 2008 (File No. 001-32594)).

10.15**
Form of Employee Incentive Stock Option Agreement Under 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 filed on November 19, 2008 (File No.  333-155450)).

10.16**	Form of Employee Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.46 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 001-32594)).
10.17**
Amendment No. I to Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 11, 2009 entered into by Robert O. Carr with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.47 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 001-32594)).

10.18**
Amendment and Restatement of Heartland Payment Systems, Inc.'s 2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 18, 2010 (File No. 001-32594)).

10.19
International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of December 30, 2010 between Heartland Payment Systems, Inc. and Bank of America, N.A.. (Incorporated by reference to Exhibit 10.67 to the Registrant's Annual Report on Form 10-K filed on March 10, 2011 (File No. 001-32594)).

10.20**
Form of Performance-Based Employee Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 6, 2011 (File No. 001-32954)).

10.21**	Form of Time Vesting Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.74 to the Registrant's Annual Report on Form 10-K filed on February 28, 2012 (File No. 001-32594)).
10.22**	Form of Performance-Based Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.75 to the Registrant's Annual Report on Form 10-K filed on February 28, 2012 (File No. 001-32594)).
10.23
Merchant Financial Services Agreement with Wells Fargo Bank, N.A dated February 8, 2012. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2012 (File No. 001-32594)).

10.24
Amendment No. 1 to the Merchant Financial Services Agreement between Wells Fargo Bank, N.A. and Heartland Payment Systems, Inc. dated April 30, 2012. (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2012 (File No. 001-32594)).

10.25**
Offer Letter between David Gilbert and Heartland Payment Systems, Inc. dated May 21, 2012. (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2012 (File No. 001-32594)).

10.26
Employee Confidential Information and Noncompetition Agreement between David Gilbert and Heartland Payment Systems, Inc. dated June 14, 2012. (Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2012 (File No. 001-32594)).

10.27**
Offer Letter between Ian M. Drysdale and Heartland Payment Systems, Inc. dated July 9, 2012. (Incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2012 (File No. 001-32594)).

10.28**
Employee Confidential Information and Noncompetition Agreement between Ian M. Drysdale and Heartland Payment Systems, Inc. dated July 9, 2012. (Incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2012 (File No. 001-32594)).

10.29**
Employee Confidential Information and Noncompetition Agreement between Michael A. Lawler and Heartland Payment Systems, Inc. dated July 13, 2012. (Incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2012 (File No. 001-32594)).

10.30
Merchant BIN and ICA Sponsorship and Services Agreement entered into by and between Heartland Payment Systems, Inc. and The Bancorp Bank as of November 23, 2009. (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q filed on February 20, 2013 (File No. 001-32594)).

10.31**
Form of Total Shareholder Return Performance Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2013 (File No. 001-32594)).

10.32**
Form of Absolute Shareholder Return Performance Restricted Share Agreement. (Incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2014 (File No. 001-32594)).

10.33
Credit Agreement dated October 23, 2013, among Heartland Payment Systems, Inc., the lenders party to the Credit Agreement from time to time, Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, SunTrust Bank and KeyBank National Association, as joint syndication agents, Wells Fargo Bank, National Association, as documentation agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and KeyBank Capital Markets, as joint lead arranges and joint book managers. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 29, 2013 (File No. 001-32594)).

10.34
Intercreditor Agreement dated October 23, 2013 by and among Heartland Payment Systems, Inc. , as borrower, Wells Fargo, as sponsor, and Bank of America, N.A., as bank group administrative agent. (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on October 29, 2013 (File No. 001-32594)).

Exhibit Number	Description
10.35
ISDA Amendment dated October 23, 2013, among Heartland Payment Systems, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on October 29, 2013 (File No. 001-32594)).

10.36
Uncommitted Revolving Line of Credit Agreement, dated July 20, 2012 by and among Wells Fargo Bank, National Association, as lender and as sponsor bank, Heartland Payment Systems, Inc. and each guarantor thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 26, 2012 (File No. 001-32594)).

10.37
Uncommitted Revolving Line of Credit Note, dated July 20, 2012 between Heartland Payment Systems, Inc. and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 26, 2012 (File No. 001-32594)).

10.38
First Amendment to Uncommitted Revolving Line of Credit Agreement dated as of July 22, 2013, by and among Heartland Payment Systems, Inc., the Guarantors party thereto, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 23, 2013 (File No. 001-32594)).

10.39
Second Amendment to Uncommitted Revolving Line of Credit Agreement dated as of October 17, 2013, by and among Heartland Payment Systems, Inc. and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 23, 2013 (File No. 001-32594)).

10.40
Summary of Compensatory Arrangements with non-employee directors. (Incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2013 filed on February 28, 2014 (File No. 001-32594)).

10.41**
Employee Confidential Information and Noncompetition Agreement dated March 28, 2014, by and between Samir M. Zabaneh, and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2014 (File No. 001-32594)).

10.42**	Samir M. Zabaneh Offer Letter Dated March 28, 2014. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2014 (File No. 001-32594)).
10.43
Amended and Restated Credit Agreement dated September 14, 2014, among Heartland Payment Systems, Inc., the lenders party to the Credit Agreement from time to time, Bank of America, N.A. as administrative agent, swingline lender and letter of credit issuer, SunTrust Bank and BMO Harris Bank, N.A., as joint syndication agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and BMO Capital Markets, as joint lead arranges and joint book managers. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 8, 2014 (File No. 001-32594)).

10.44
Amended and Restated Collateral Agreement dated September 4, 2014, among Heartland Payment Systems, Inc. certain of its subsidiaries as guarantors and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on September 8, 2014 (File No. 001-32594)).

10.45
Amended and Restated Subsidiary Guaranty dated September 4, 2014, among certain of Heartland Payment Systems, Inc. subsidiaries as guarantors and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on September 8, 2014 (File No. 001-32594)).

10.46
Fourth Amendment to Uncommitted Revolving Line of Credit, dated as of September 24, 2014 by and among Heartland Payment Systems, Inc., the Guarantors party thereto, and Wells Fargo National Association, in its capacity as lender and as sponsor bank. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 29, 2014 (File No. 001-32594)).

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
*101
The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flow; (v) the Consolidated Statements of Equity; and (vi) the Notes to the Consolidated Financial Statements.

* Filed herewith.
** Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 29, 2016

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

By:     /s/ Robert O. Carr
Robert O. Carr
Chief Executive Officer
(Principal Executive Officer)

By:     /s/ Samir M. Zabaneh
Samir M. Zabaneh
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2016.

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
2.2
Agreement and Plan of Merger dated September 29, 2000 by and among Heartland Payment Systems, Inc., Uhle and Associates, LLC, Martin J. Uhle, Mark K. Strippy and Steven B. Gamary. (Incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form 10 filed on August 9, 2005 (File No. 000-51265))

2.3
Agreement and Plan of Merger dated September 29, 2000 by and between Heartland Payment
Systems, Inc. and Triad LLC. (Incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form 10 filed on August 9, 2005 (File No. 000-51265)).

2.4
Agreement and Plan of Merger dated as of December 28, 2000 by and between Heartland Payment Systems, Inc. and Heartland Payment Systems L.L.C. (Incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form 10 filed on August 9, 2005 (File No. 000-51265)).

2.5
Agreement of Merger dated as of June 14, 2004 by and between Heartland Payment Systems, Inc. and Credit Card Software Systems, Inc. (Incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form 10 filed on August 9, 2005 (File No. 000-51265)).

2.6
Agreement and Plan of Merger, dated as of July 29, 2014, by and among Heartland Payment Systems, Inc., Titan Merger Sub, Inc., TouchNet Information Systems, Inc., and TNSR, LLC, as the Representative. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 29, 2014 (File No. 001-32594)).

2.7
Agreement and Plan of Merger, dated December 15, 2015, by and among Heartland Payment Systems, Inc., Global Payments, Inc. Data Merger Sub One, Inc. and Data Merger Sub Two, LLC. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2015 (File No. 001-32594)).

3.1
Amended and Restated Certificate of Incorporation of Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended, filed on March 29, 2005. (File No. 333-118073)).

3.2	Amended and Restated Bylaws of Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed on March 10, 2008 (File No. 001-32594)).
4.1
Stockholder Agreement, dated as of July 29, 2014, by and between Heartland Payment Systems, Inc. and each of the individuals or entities listed on the signature pages thereto. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2014 (File No. 001-32594)).

10.1
Lease Agreement dated September 2004, between Heartland Payment Systems, Inc. and
Bank of America, N.A. (Incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1, as amended, filed on March 29, 2005 (File No. 333-118073)).

10.2
First Amendment to Lease Agreement, dated March 17, 2005, between Heartland Payment Systems, Inc. and First States Investors 5200, LLC (Incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1, as amended, filed on March 29, 2005 (File No. 333-118073)).

10.3
Extension of Lease between Heartland Payment Systems, Inc. and 90 Nassau LLC dated as of January 11, 2013. (Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed on February 28, 2014) (File No. 001-32594).

10.4**
Heartland Payment Systems, Inc. Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-118073)).

10.5**
Form of Employee Incentive Stock Option Agreement Under 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-118073)).

10.6	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-118073)).
10.7**
Heartland Payment Systems, Inc. Second Amended and Restated 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-118073)).

10.8**	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).
10.9**
Form of Employee Confidential Information and Noncompetition Agreement entered into by Robert H.B. Baldwin, Jr. with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.34 to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.10**
Supplement No. I to Employee Confidential Information and Noncompetition Agreement by and between Robert H.B. Baldwin, Jr. and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.35 to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).

10.11**
Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 4, 2007 entered into by Robert O. Carr with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.37 to the Registrant's Current Report on Form 8-K filed on May 4, 2007 (File No. 001-32594)).

10.12
American Express Establishment Sales and Servicing Program Agreement dated as of December 20, 2007 between Heartland Payment Systems, Inc. and American Express Travel Related Services Company. (Incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K filed on March 10, 2008 (File No. 001-32594)).

Exhibit Number	Description
10.13**	Heartland Payment Systems, Inc. 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 001-32594)).
10.14
Membership Interest and Asset Purchase Agreement dated as of May 2, 2008, by and among Alliance Data Network Services LLC, ADS Alliance Data Systems, Inc., Alliance Data Systems Corporation, Heartland Acquisition, LLC and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 8, 2008 (File No. 001-32594)).

10.15**
Form of Employee Incentive Stock Option Agreement Under 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 filed on November 19, 2008 (File No.  333-155450)).

10.16**	Form of Employee Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.46 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 001-32594)).
10.17**
Amendment No. I to Amended and Restated Employee Confidential Information and Noncompetition Agreement dated May 11, 2009 entered into by Robert O. Carr with Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.47 to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 001-32594)).

10.18**
Amendment and Restatement of Heartland Payment Systems, Inc.'s 2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 18, 2010 (File No. 001-32594)).

10.19
International Swaps and Derivatives Association, Inc. 2002 Master Agreement dated as of December 30, 2010 between Heartland Payment Systems, Inc. and Bank of America, N.A.. (Incorporated by reference to Exhibit 10.67 to the Registrant's Annual Report on Form 10-K filed on March 10, 2011 (File No. 001-32594)).

10.20**
Form of Performance-Based Employee Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 6, 2011 (File No. 001-32954)).

10.21**	Form of Time Vesting Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.74 to the Registrant's Annual Report on Form 10-K filed on February 28, 2012 (File No. 001-32594)).
10.22**	Form of Performance-Based Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.75 to the Registrant's Annual Report on Form 10-K filed on February 28, 2012 (File No. 001-32594)).
10.23
Merchant Financial Services Agreement with Wells Fargo Bank, N.A dated February 8, 2012. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2012 (File No. 001-32594)).

10.24
Amendment No. 1 to the Merchant Financial Services Agreement between Wells Fargo Bank, N.A. and Heartland Payment Systems, Inc. dated April 30, 2012. (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2012 (File No. 001-32594)).

10.25**
Offer Letter between David Gilbert and Heartland Payment Systems, Inc. dated May 21, 2012. (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2012 (File No. 001-32594)).

10.26
Employee Confidential Information and Noncompetition Agreement between David Gilbert and Heartland Payment Systems, Inc. dated June 14, 2012. (Incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2012 (File No. 001-32594)).

10.27**
Offer Letter between Ian M. Drysdale and Heartland Payment Systems, Inc. dated July 9, 2012. (Incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2012 (File No. 001-32594)).

10.28**
Employee Confidential Information and Noncompetition Agreement between Ian M. Drysdale and Heartland Payment Systems, Inc. dated July 9, 2012. (Incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2012 (File No. 001-32594)).

10.29**
Employee Confidential Information and Noncompetition Agreement between Michael A. Lawler and Heartland Payment Systems, Inc. dated July 13, 2012. (Incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q filed on August 6, 2012 (File No. 001-32594)).

10.30
Merchant BIN and ICA Sponsorship and Services Agreement entered into by and between Heartland Payment Systems, Inc. and The Bancorp Bank as of November 23, 2009. (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q filed on February 20, 2013 (File No. 001-32594)).

10.31**
Form of Total Shareholder Return Performance Restricted Stock Unit Agreement. (Incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2013 (File No. 001-32594)).

10.32**
Form of Absolute Shareholder Return Performance Restricted Share Agreement. (Incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2014 (File No. 001-32594)).

10.33
Credit Agreement dated October 23, 2013, among Heartland Payment Systems, Inc., the lenders party to the Credit Agreement from time to time, Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, SunTrust Bank and KeyBank National Association, as joint syndication agents, Wells Fargo Bank, National Association, as documentation agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and KeyBank Capital Markets, as joint lead arranges and joint book managers. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 29, 2013 (File No. 001-32594)).

10.34
Intercreditor Agreement dated October 23, 2013 by and among Heartland Payment Systems, Inc. , as borrower, Wells Fargo, as sponsor, and Bank of America, N.A., as bank group administrative agent. (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on October 29, 2013 (File No. 001-32594)).

Exhibit Number	Description
10.35
ISDA Amendment dated October 23, 2013, among Heartland Payment Systems, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on October 29, 2013 (File No. 001-32594)).

10.36
Uncommitted Revolving Line of Credit Agreement, dated July 20, 2012 by and among Wells Fargo Bank, National Association, as lender and as sponsor bank, Heartland Payment Systems, Inc. and each guarantor thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 26, 2012 (File No. 001-32594)).

10.37
Uncommitted Revolving Line of Credit Note, dated July 20, 2012 between Heartland Payment Systems, Inc. and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 26, 2012 (File No. 001-32594)).

10.38
First Amendment to Uncommitted Revolving Line of Credit Agreement dated as of July 22, 2013, by and among Heartland Payment Systems, Inc., the Guarantors party thereto, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 23, 2013 (File No. 001-32594)).

10.39
Second Amendment to Uncommitted Revolving Line of Credit Agreement dated as of October 17, 2013, by and among Heartland Payment Systems, Inc. and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 23, 2013 (File No. 001-32594)).

10.40
Summary of Compensatory Arrangements with non-employee directors. (Incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2013 filed on February 28, 2014 (File No. 001-32594)).

10.41**
Employee Confidential Information and Noncompetition Agreement dated March 28, 2014, by and between Samir M. Zabaneh, and Heartland Payment Systems, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2014 (File No. 001-32594)).

10.42**	Samir M. Zabaneh Offer Letter Dated March 28, 2014. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2014 (File No. 001-32594)).
10.43
Amended and Restated Credit Agreement dated September 14, 2014, among Heartland Payment Systems, Inc., the lenders party to the Credit Agreement from time to time, Bank of America, N.A. as administrative agent, swingline lender and letter of credit issuer, SunTrust Bank and BMO Harris Bank, N.A., as joint syndication agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and BMO Capital Markets, as joint lead arranges and joint book managers. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 8, 2014 (File No. 001-32594)).

10.44
Amended and Restated Collateral Agreement dated September 4, 2014, among Heartland Payment Systems, Inc. certain of its subsidiaries as guarantors and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on September 8, 2014 (File No. 001-32594)).

10.45
Amended and Restated Subsidiary Guaranty dated September 4, 2014, among certain of Heartland Payment Systems, Inc. subsidiaries as guarantors and Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on September 8, 2014 (File No. 001-32594)).

10.46
Fourth Amendment to Uncommitted Revolving Line of Credit, dated as of September 24, 2014 by and among Heartland Payment Systems, Inc., the Guarantors party thereto, and Wells Fargo National Association, in its capacity as lender and as sponsor bank. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 29, 2014 (File No. 001-32594)).

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
*101
The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL ("Extensible Business Reporting Language") and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flow; (v) the Consolidated Statements of Equity; and (vi) the Notes to the Consolidated Financial Statements.

* Filed herewith.
** Management contract or compensatory plan or arrangement