Form 10-K/A
period 2015-12-31
HEARTLAND PAYMENT SYSTEMS INC
filed 2016-04-21
CIK 1144354

FORM 10-K AMENDMENT NO. 1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________

FORM 10-K/A
(Amendment No. 1)
______________________________________________

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(NONE)
(title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [X ] YES [] NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] YES [X] NO

i

FORM 10-K AMENDMENT NO. 1

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “ accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X ]          Accelerated filer    [ ]
Non-accelerated filer [ ]            Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ ] YES [X] NO

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 30, 2015 was approximately $1.5 billion.

As of February 29, 2016, there were 36,996,676 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

ii

FORM 10-K AMENDMENT NO. 1

Heartland Payment Systems, Inc.
Annual Report on Form 10-K/A
For the Year Ended December 31, 2015

iii

FORM 10-K AMENDMENT NO. 1

EXPLANATORY NOTE

Amendment No. 1 to Form 10-K

This Amendment No. 1 to Form 10-K on Form 10-K/A (the “Amended Filing”) amends the Annual Report on Form 10-K for the year ended December 31, 2015, originally filed on February 29, 2016 (the “Original Filing”), of Heartland Payment Systems, Inc. (the “Company”). The purpose of this amendment is to amend and restate Part III, Items 10 through 14 of the Original Filing, and to include information previously omitted from the Original Filing in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year covered by the report. On December 15, 2015, we entered into an Agreement and Plan of Merger with Global Payments Inc. and, as a result, the Company does not expect to conduct a 2016 annual meeting of stockholders and accordingly will not file a definitive proxy statement. See “Agreement and Plan of Merger” for a description of the Agreement and Plan of Merger.
In accordance with Rule 12b-15 under the Exchange Act of 1934, as amended, each item of the Original Filing that is amended by this Amended Filing is also restated in its entirety, and this Amended Filing is accompanied by currently dated certifications on Exhibit 31.3 by the Company’s Chief Executive Officer and Exhibit 31.4 by the Company’s Chief Financial Officer. The Original Filing was amended to: (i) delete the reference on the cover of the Original Filing to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Annual Report on Form 10-K, (ii) revise Part III, Items 10 through 14 of our Original Filing to include information previously omitted from the Original Filing, and (iii) revise the Exhibit Index to reflect the filing of the new certifications.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of February 29, 2016, the date of the filing of the Original Filing, and other than expressly indicated in this Amended Filing, we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to February 29, 2016. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other reports filed with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.
Agreement and Plan of Merger

On December 15, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Global Payments Inc., a Georgia corporation (“Global”), Data Merger Sub One, Inc., a Delaware corporation and wholly owned subsidiary of Global (“Merger Sub One”) and Data Merger Sub Two, LLC, a Delaware limited liability company and wholly owned subsidiary of Global (“Merger Sub Two”).

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

As a result of the merger, subject to the terms and conditions of the Merger Agreement, each outstanding share of the Company’s Common Stock (other than certain shares owned by the parties to the Merger Agreement or by stockholders who have validly exercised their appraisal rights) will be converted into the right to receive (subject to adjustment as set forth in the next sentence) $53.28 in cash, without interest, and 0.6687 shares of Global common stock. Under the terms of the Merger Agreement, in the event that the number of shares of Global common stock issuable as a result of the merger would exceed 19.9% of the issued and outstanding shares of Global common stock immediately prior to the closing of the merger, the stock consideration will be reduced so that no more than 19.9% of the outstanding shares of Global common stock will be issuable in the merger and the cash consideration will be increased by a corresponding amount, so that the value of the per share merger consideration will remain the same.

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

FORM 10-K AMENDMENT NO. 1

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

FORM 10-K AMENDMENT NO. 1

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
The following table sets forth information regarding our directors as of March 10, 2016.

Name	Age	Director Since	Position
Robert O. Carr	70	2000	Chairman and Chief Executive Officer
Maureen Breakiron-Evans	61	2012	Director
Mitchell L. Hollin	53	2001	Director
Robert H. Niehaus	60	2001	Director
Marc J. Ostro, Ph.D.	66	2002	Director
Jonathan J. Palmer	73	2003	Director
Richard W. Vague	60	2007	Director

Robert O. Carr, age 70, has served as Chairman of our Board of Directors and as our Chief Executive Officer since our inception in October 2000. Mr. Carr had been Chairman of the Members’ Committee and Chief Executive Officer of our predecessor, Heartland Payment Systems LLC, from March 1997 to October 2000 when the merger of Heartland Payment Systems LLC into our Company became effective. Mr. Carr co-founded Heartland Payment Systems LLC with Heartland Bank in March 1997. Prior to founding Heartland, Mr. Carr worked in the payments and software development industries for 25 years. Mr. Carr received a B.S. and M.S. in Mathematics and Computer Science from the University of Illinois. Because of Mr. Carr’s deep knowledge of our business and industry as well as his detailed and in-depth knowledge of the issues, opportunities and challenges facing us, we believe that he is an invaluable member of our Board of Directors.
Maureen Breakiron-Evans, age 61, has served as one of our directors since November 2012. Ms. Breakiron-Evans served as Chief Financial Officer of Towers Perrin from January 2007 until April 2008. From February 2005 until October 2006, Ms. Breakiron-Evans served as Vice President and General Auditor of CIGNA Corporation where she was responsible for managing the enterprise risk management and internal audit functions. From 2001 to 2004, Ms. Breakiron-Evans served as Executive Vice President and Chief Financial Officer at Inovant, LLC, which is VISA’s captive technology development and transaction processing company. Prior to that, Ms. Breakiron-Evans held several positions at Transamerica Corporation in San Francisco including Vice President and General Auditor, Vice President of Control and Services and President of Transamerica Business Technologies Corp. Ms. Breakiron-Evans began her career as a financial auditor, ultimately serving as an Audit Partner with Arthur Andersen & Co. Ms. Breakiron-Evans also serves as a director of Cognizant Technology Solutions Corporation, an information technology services provider, since 2009, where she chairs the Audit Committee and serves on the Nominating and Corporate Governance Committee. She was appointed to the Board of Directors and Audit Committee of Ally Financial in July 2015. Ms. Breakiron-Evans has also served as a director of ING Direct, an Internet bank and the Federal Home Loan Bank of Pittsburgh. Ms. Breakiron-Evans received a Bachelor of Business Administration degree from Stetson University, a Master of Business Administration degree from Harvard Business School and a Master of Liberal Arts degree from Stanford University. She is also a Certified Public Accountant in the State of California. Because of her knowledge of business and financial matters as well as well as her experience as an outside director and as a member of audit committees, we believe that Ms. Breakiron-Evans is able to provide valuable input regarding our financial and other matters.
Mitchell L. Hollin, age 53, has served as one of our directors since October 2001 and as our Lead Independent Director since January 2011. Mr. Hollin is a Partner of LLR Capital, L.P., which is the general partner of LLR Equity Partners, L.P., an independent private equity firm, which he joined in August 2000. From 1994 until joining LLR Capital, L.P., Mr. Hollin was a founder and Managing Director of Advanta Partners LP, a private equity firm affiliated with Advanta Corporation. Prior to his involvement with Advanta Partners LP, Mr. Hollin was a Vice President at Cedar Point Partners LP, a middle market buyout

FORM 10-K AMENDMENT NO. 1

firm and before that an Associate at Patricof & Co. Ventures, Inc., an international venture capital firm. Mr. Hollin is a member of the board of directors of various private companies. Mr. Hollin received a B.S. in Economics and an M.B.A. from the Wharton School of the University of Pennsylvania. We believe Mr. Hollin’s 20 plus years of private equity investment experience with industry expertise in financial services, information technology and outsourced business services as well as his service as a director of numerous companies provides our Board of Directors with insight into the strategic and operational issues that our Company faces.
Robert H. Niehaus, age 60, has served as one of our directors since October 2001.  Mr. Niehaus is the Chairman and founder of GCP Capital Partners LLC, an independent privately held investment management firm and the successor to Greenhill Capital Partners, the merchant banking business of Greenhill & Co., Inc. (NYSE: GHL).  Mr. Niehaus joined Greenhill & Co. in 2000 to begin the formation of Greenhill Capital Partners and served as its Chairman and Chair of its Investment committee from 2000 to 2009. Prior to joining Greenhill & Co., Mr. Niehaus spent 17 years at Morgan Stanley & Co., where he was a Managing Director in the merchant banking department from 1990 to 1999.  Mr. Niehaus was Vice Chairman and a Director of the Morgan Stanley Leveraged Equity Fund II, L.P., a private equity investment fund, from 1992 to 1999, and was Vice Chairman and a Director of Morgan Stanley Capital Partners III, L.P., a private equity fund, from 1994 to 1999.  Mr. Niehaus was also the Chief Operating Officer of Morgan Stanley’s merchant banking department from 1996 to 1998.  Mr. Niehaus currently serves as the Chairman of the Board of Directors of Iridium Communications Inc., a publicly held mobile satellite company, and the director of various private companies.  Mr. Niehaus previously served as a director of the following publicly held companies: American Italian Pasta Company from 1992 to January 2008, Crusader Energy Group Inc. from July 2008 to July 2009, EXCO Resources Inc. from November 2004 to June 2009, Global Signal, Inc. from October 2002 until its merger with Crown Castle International Corp., or Crown Castle, in January 2007, and Crown Castle from January 2007 to July 2007. Mr. Niehaus received a B.A. in International Affairs from the Woodrow Wilson School at Princeton University and an M.B.A. from the Harvard Business School.  We believe that Mr. Niehaus’ substantial experience in investment banking and financial services, as well as his service as a director of numerous companies, provides our Board of Directors with insight into strategic and operational issues that our Company faces.
Marc J. Ostro, Ph.D., age 66, has served as one of our directors since October 2002. Since February 17, 2006, Dr. Ostro has served as a General Partner in Devon Park Bioventures, a venture capital fund targeting investments in therapeutics companies and, in certain cases, medical device, diagnostic and drug discovery technology companies. Previously, from January 2002 to February 2006, Dr. Ostro was a partner at TL Ventures, L.P., a Pennsylvania-based venture capital firm. Immediately prior to that, Dr. Ostro was a private consultant to the biotechnology industry since May 2000. From November 1997 to May 2000, he was Senior Managing Director and Group Leader for KPMG Life Science Corporate Finance (Mergers and Acquisitions). In 1981, Dr. Ostro co-founded The Liposome Company, a biotechnology company. Dr. Ostro is a member of the Board of Directors of ZSPharma, a publicly traded biopharmaceutical company. Dr. Ostro received a B.S. in Biology from Lehigh University, a Ph.D. in Biochemistry from Syracuse University, and was a Postdoctoral Fellow and Assistant Professor at the University of Illinois Medical School. Dr. Ostro brings to our Board significant experience assisting companies with strategic allocation of capital resources.
Jonathan J. Palmer, age 73, has served as one of our directors since November 2003. Since May 2006, Mr. Palmer has served as President and Chief Executive Officer of PA Liberty Holdings, an investment company. From November 2005 until September 2010, Mr. Palmer served as President and Chief Executive Officer of FSV Payment Systems, a leading prepaid debit issuer and processor. From 1999 to October 2003, Mr. Palmer served as President and Chief Executive Officer of Vital Processing Services. From 1996 to 1999, he served as President and Chief Executive Officer of Wellspring Resources, an outsourced benefits administrator. From 1990 to 1996, Mr. Palmer was the Chief Retail Banking and Technology Executive at Barnett Banks, where he created Barnett Technologies, an outsourced services firm offering a wide range of back office functions for banks. Prior to joining Barnett Banks, he was an Executive Vice President with Shearson Lehman Brothers, and held a number of roles at Fidelity Bank in Philadelphia, succeeding to Vice Chairman in the late 1980s. Mr. Palmer received a B.S. in Applied Mathematics from LaSalle University, and an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Palmer brings to our Board substantial experience in our industry, having served as Chief Executive Officer of several companies in the payment processing industry. Because of such experience, we believe that Mr. Palmer has a deep understanding of many of the strategic and operational issues we face and provides useful insight to our Board as we review our strategic initiatives.
Richard W. Vague, age 60, has served as one of our directors since May 2007.  Since October 2010, Mr. Vague has served as Managing Partner of Gabriel Investments, an early stage investment fund.  From May 2007 until September 2011, Mr. Vague served as Chief Executive Officer and Co-Founder of Energy Plus, a Philadelphia-based electricity and natural gas supplier.  Immediately prior to that, Mr. Vague served as the Chief Executive Officer of Barclays Bank Delaware, a financial institution and credit card issuer, a company he co-founded as Juniper Financial in 2000; the company was sold to Barclays Bank Delaware in 2004.  From 1985 to 1999, Mr. Vague was with First USA, a company he co-founded and eventually served as

FORM 10-K AMENDMENT NO. 1

Chairman and CEO.  He also served for a period as Chairman of Paymentech, the merchant processing subsidiary of First USA which was acquired by Bank One in 1997.  Mr. Vague received a B.S. in communication from the University of Texas at Austin.  Mr. Vague has served as a Chief Executive Officer and corporate Chairman in our industry for more than 20 years, which gives him an understanding of many of the strategic and operational issues we face.
Executive Officers
The following table sets forth information regarding our executive officers as of March 10, 2016.

Name	Age	Position
Robert O. Carr	70	Chairman of the Board and Chief Executive Officer
Samir M. Zabaneh	49	Chief Financial Officer
Michael A. Lawler	53	President - Strategic Markets Group
Robert H.B. Baldwin, Jr.	61	Vice Chairman
Charles H.N. Kallenbach	52	Chief Legal Officer, General Counsel and Secretary

Robert O. Carr, age 70, has served as Chairman of our Board of Directors and as our Chief Executive Officer since our inception in October 2000. Mr. Carr had been Chairman of the Members’ Committee and Chief Executive Officer of our predecessor, Heartland Payment Systems LLC, from March 1997 to October 2000 when the merger of Heartland Payment Systems LLC into our Company became effective. Mr. Carr co-founded Heartland Payment Systems LLC with Heartland Bank in March 1997. Prior to founding Heartland, Mr. Carr worked in the payments and software development industries for 25 years. Mr. Carr received a B.S. and M.S. in Mathematics and Computer Science from the University of Illinois.
Samir M. Zabaneh, age 49, has served as our Chief Financial Officer since April 2014. Prior to Heartland, Mr. Zabaneh was Chief Financial & Strategy Officer as well as Chief Operating Officer at Moneris Solutions Corporation in Canada from 2008 to 2014. Before joining Moneris Solutions Corporation, he was Managing Director and Chief Financial Officer at Fortress Investment Group in Canada from 2006 to 2008; and Chief Financial Officer at Q9 Networks, Inc. a publicly traded company listed on the Toronto Stock Exchange, from 2001 to 2006. Mr. Zabeneh received an M.B.A. from Suffolk University, a Master of Science in Finance from Boston College and a Bachelor of Science in Accounting from Northeastern University.
Michael A. Lawler, age 53, has served as our President - Strategic Markets Group since June 2012 and prior to that as our Chief of Corporate Development and Executive Director of Payment Portal Systems from October 2009 until June 2012. From December 2008 until October 2009, Mr. Lawler worked as a consultant for our Company on various projects. Prior to joining us, he served as Senior Vice President, Electronic Payment Processing, of Tier Technologies, Inc., where he was responsible for the company's electronic payment processing subsidiaries. Mr. Lawler holds a bachelor’s degree in computer engineering and a master’s degree in computer science from Auburn University.
Robert H.B. Baldwin, Jr., age 61, has served as our Vice Chairman since June 2012. He served as our Interim Chief Financial Officer from October 2013 until February 2014, as our President from October 2007 until June 2012 and as our Chief Financial Officer from our inception in October 2000 until April 2011. Mr. Baldwin had been Chief Financial Officer and Secretary of our predecessor, Heartland Payment Systems LLC, from May 2000 to October 2000. From July 1998 to May 2000, Mr. Baldwin served as the Chief Financial Officer of COMFORCE Corp., a publicly-traded staffing company. From 1985 through July 1998, Mr. Baldwin was a Managing Director in Smith Barney’s Financial Institutions advisory business and from 1980 to 1985 he was a Vice President with Citicorp. Mr. Baldwin received a B.A. in History from Princeton University and an M.B.A. from Stanford University.
Charles H. N. Kallenbach, age 52, has served as our Chief Legal Officer, General Counsel and Secretary since January 2007. Prior to joining Heartland, from January 2004 to December 2006, Mr. Kallenbach served as Senior Vice President, Legal and Regulatory, and Secretary at SunCom Wireless Holdings Inc., an NYSE-listed wireless communications company that was acquired by T-Mobile. From September 2001 to January 2004, Mr. Kallenbach was Vice President and General Counsel for Eureka Broadband Corporation. From January 2000 to September 2001, he was Vice President, General Counsel and Secretary, as well as Vice President of Human Resources for 2nd Century Communications. From April 1996 to January 2000, Mr. Kallenbach was Vice President Legal and Regulatory Affairs for e.spire Communications, Inc. Prior to that, he practiced law with Jones Day and Swidler & Berlin (now part of Morgan Lewis) from November 1990 to April 1996. He also served as Legislative Assistant to United States Senator Arlen Specter from June 1985 to July 1987. Mr. Kallenbach holds a Juris Doctor

FORM 10-K AMENDMENT NO. 1

from the New York University School of Law in New York, NY and a Bachelor of Arts from the University of Pennsylvania, Philadelphia, PA.
    There are no family relationships among any of the Company’s directors or executive officers.
Audit Committee
Our Audit Committee is solely responsible for the appointment of and reviewing fee arrangements with our independent registered public accounting firm, and approving any non-audit services by our independent registered public accounting firm. For additional information regarding our fee arrangements with our independent registered public accounting firm, see the section entitled, “Principal Accountant Fees and Services” below. Our Audit Committee reviews and monitors our internal accounting procedures and reviews the scope and results of the annual audit and other services provided by our independent registered public accounting firm. Our Audit Committee reviews our major financial and information technology and data security risk exposures with management. Our Audit Committee currently consists of Ms. Breakiron-Evans, Mr. Palmer, and Dr. Ostro, each of whom is an independent director under current NYSE rules and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Ms. Breakiron-Evans currently serves as the Chair of our Audit Committee. We believe that each of the members of the Audit Committee is financially sophisticated and is able to read and understand our consolidated financial statements. Our Board of Directors has determined that Ms. Breakiron-Evans qualifies as an Audit Committee ‘‘financial expert’’ as defined in Item 407(d)(5) of Regulation S-K.
Section 16(a) Beneficial Ownership Reporting Compliance
Under Section 16(a) of the Exchange Act and SEC rules, our directors, executive officers and beneficial owners of more than 10% of any class of equity security are required to file reports of their ownership, and changes in that ownership, with the SEC. Based solely on our review of copies of these reports and representations of such reporting persons, we believe that during the year ended December 31, 2015, such SEC filing requirements were satisfied, except for: (i) late filings made by Robert O. Carr, Robert, H.B. Baldwin Jr., Charles Kallenbach and Michael A. Lawler who each inadvertently filed a late Form 4 on December 15, 2015 reporting the vesting of restricted stock units on December 6, 2015 and the vesting of relative total shareholder return performance share units and restricted stock units on December 10, 2015, (ii) a late filing made by David L. Gilbert who inadvertently filed a late Form 4 on December 15, 2015 reporting the vesting of restricted stock units on December 6, 2015 and the vesting of relative total shareholder return performance share units on December 10, 2015, (iii) a late filing made by Tony Capucille who inadvertently filed a late Form 4 on December 15, 2015 reporting the vesting of restricted stock units on December 6, 2015, (iv) late filings made by Robert H.B. Baldwin Jr. and Charles Kallenbach who each inadvertently filed a late Form 4 on December 28, 2015 reporting the vesting of restricted stock units on December 22, 2015, (v) late filings made by Robert O. Carr, Samir Michael Zabaneh, Michael A. Lawler, Charles Kallenbach, Tony, Capucille and David L. Gilbert who each inadvertently filed a late Form 4 on December 30, 2015 reporting the acceleration of the vesting of equity awards on December 22, 2015 in connection with the transactions contemplated by the Merger Agreement.
Code of Ethics
We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (i.e., Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller) and any other person performing similar functions. We believe our Code of Ethics complies with the requirements of Item 406 of Regulation S-K and a copy of our Code of Ethics for Chief Executive Officer and Senior Financial Officers is available on the Corporate Governance page of our website at www.heartlandpaymentsystems.com/About/Investor-Relations.

FORM 10-K AMENDMENT NO. 1

Item11. EXECUTIVE COMPENSATION
Director Compensation
The table below sets forth the compensatory arrangements with the non-employee directors of our Company for 2015:

Annual Retainer...................................................	$50,000
Lead independent director....................................	Additional $15,000 annual retainer
Audit committee chair..........................................	Additional $15,000 annual retainer
Compensation committee chair............................	Additional $7,500 annual retainer
Nominating and Corporate Governance committee chair...........................................	Additional $7,500 annual retainer
Per in-person committee meeting........................	Additional $2,000
Per telephonic committee meeting.......................	Additional $1,000
Annual Equity Compensation..............................
Equity worth $75,000 on the date of grant in the form of restricted stock units (100% vests upon the earlier of the one year anniversary of the date of grant or the last business day preceding our next annual meeting)

In addition, we reimburse directors for travel expenses incurred in connection with attending Board of Directors, Committee and stockholder meetings and for other Company business-related expenses.
Under these arrangements, we paid the non-employee members of our Board of Directors the following compensation during the fiscal year ended December 31, 2015:

Name	Fees Earned or Paid in Cash ($)	Equity Awards ($)(1)	Total Compensation ($)
Maureen Breakiron-Evans	$74,000	$74,979	$148,979
Mitchell L. Hollin	$67,000	$74,979	$141,979
Robert H. Niehaus	$58,500	$74,979	$133,479
Marc J. Ostro, Ph.D.	$64,500	$74,979	$139,479
Jonathan J. Palmer	$60,000	$74,979	$134,979
Richard W. Vague	$50,000	$74,979	$124,979

(1)
Amounts represent the aggregate fair value of restricted stock units granted to the members of our Board of Directors during the year ended December 31, 2015. No stock options were granted to the members of our Board of Directors during the year ended December 31, 2015.

Restricted Stock Units Granted to Directors in 2015

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($)

Maureen Breakiron-Evans	5/8/2015	1,435	$74,979
Mitchell L. Hollin	5/8/2015	1,435	$74,979
Robert H. Niehaus	5/8/2015	1,435	$74,979
Marc J. Ostro, Ph.D.	5/8/2015	1,435	$74,979
Jonathan J. Palmer	5/8/2015	1,435	$74,979
Richard W. Vague	5/8/2015	1,435	$74,979

FORM 10-K AMENDMENT NO. 1

Director Restricted Stock Units and Options Outstanding at December 31, 2015

Name	Number of Shares of Stock or Units (#)
Maureen Breakiron-Evans	1,435
Mitchell L. Hollin	1,435
Robert H. Niehaus	1,435
Marc J. Ostro, Ph.D.	1,435
Jonathan J. Palmer	1,435
Richard W. Vague	1,435

COMPENSATION DISCUSSION AND ANALYSIS
This compensation discussion and analysis provides the principles and objectives underlying our executive compensation policies, the most significant factors relevant to an analysis of these policies, and information about the fiscal year 2015 compensation programs for our named executive officers. For 2015, our named executive officers are as follows:

•	Robert O. Carr, our Chairman and Chief Executive Officer;

•	Samir M. Zabaneh, our Chief Financial Officer;

•	Michael A. Lawler, our President, Strategic Markets;

•	Robert H.B. Baldwin, Jr., our Vice Chairman; and

•	Charles H.N. Kallenbach, our Chief Legal Officer, General Counsel and Secretary.
Executive Summary - Linking Our Performance and Pay
Our compensation program is designed to attract and retain a dynamic and talented executive team that is focused on our overall growth and profitability. In 2015, we achieved solid financial and operating results while we pursued our goals of becoming the industry leader in payment processing solutions and expanding our Payroll, Heartland Commerce and other businesses. In December 2015, we entered into an agreement with Global Payments, Inc, to be acquired. 2015 financial performance highlights include:

•
The price of our Common Stock increased to $94.82 (as measured by the closing price on December 31, 2015) from $53.95 (as measured by the closing price on December 31, 2014), which is an increase of over 75%.

•
Net revenue, which we define as total revenues less interchange fees and dues, assessments and fees, increased $150.3 million, or 22.4%, from $672.6 million in the year ended December 31, 2014 to $823.0 million in the year ended December 31, 2015.

•
Campus Solutions net revenue increased 80.9% from $61.5 million in 2014 to $111.3 million in 2015, Heartland School Solutions net revenue increased 5.7% from $57.6 million in 2014 to $60.9 million in 2015, Heartland Payroll Solutions net revenue increased 37.0% from $50.4 million in 2014 to $69.0 million in 2015, and Other net revenue including Heartland Commerce increased $33.0 million, or 108.6%, from $30.4 million in 2014 to $63.4 million in 2015.

•
We continued to return cash to our stockholders by increasing our quarterly dividend, which has improved from $0.04 per share in 2011 to $0.06 per share in 2012 to $0.07 per share in 2013 to $0.085 per share 2014 and to $0.10 per share in 2015.

In 2015, our Compensation Committee, in light of our compensation objectives and in consideration of our compensation elements discussed below, elected to continue many of the compensation features we employed in 2014.

•
Use of Performance-Based Equity and Time-Vested Equity: We designed our long-term equity award program to consist of 50% performance-based equity and 50% time-based equity to provide a balance between performance and retention;

•
Performance Metrics Linked to Earnings Per Share: For 2015, 100% of the performance-based equity grants awarded are based on three-year cumulative non-GAAP earnings per share (EPS) growth, which corresponds with the value of our Common Stock;

•	Perquisite Policy: We continued our policy of providing minimal perquisites to our named executive officers;

FORM 10-K AMENDMENT NO. 1

•	Minimize Fixed Elements of Compensation: We increased base salaries paid to the majority of our named executive officers by market-based amounts, which followed high performance in 2014; and

•
Cash Bonuses Aligned with Performance: We remained committed to our philosophy of “pay for performance” and awarded cash incentive bonuses at levels that were at target due to our named executive officers’ performance relative to the 2015 financial performance goals approved by our Compensation Committee.

Overview of Our Commitment to Best Compensation Practices: What We Do and Don’t Do

☑	We grant 50% of named officer equity value in a performance based manner with multi-year performance periods	☒	We don’t have a high percentage of fixed compensation
☑	We use performance goals related to factors that impact the price of our Common Stock in our performance share units	☒	We don’t use the same performance metrics for annual cash compensation and long-term equity compensation
☑	We use a variety of financial and operational metrics for our annual cash bonus program	☒	We don’t set target bonuses which exceed 100% of the named executive officer’s salary
☑	We prohibit pledging and hedging of our Common Stock by our officers and directors	☒	We don’t use short-term vesting periods for our equity awards
☑	We have a robust stock ownership policy	☒	We don’t use a peer group composed of companies outside our industry
☑	We maintain clawback policies to recover compensation in the event of a restatement	☒	We don’t provide excessive perquisites
☑	We use an independent compensation consultant	☒	We don’t have defined benefit or non-qualified pension programs for our named executive officers

Compensation Objectives - Why We Pay What We Pay
The primary objective of our compensation program is to provide our named executive officers with strong incentives to drive our operating performance and profitability, while promoting a successful balance between near-term performance and our long-term success.
The compensation program adopted by our Compensation Committee is designed to reflect these objectives by:

•	aligning individual compensation with our growth and profitability, as measured by our overall operating and financial performance over one and multi-year periods;

•	measuring our near-term operating and financial performance relative to our internal goals and our industry’s performance;

•	determining our long-term success in creating stockholder value;

•	creating incentives which are responsibly balanced against the potential risks of such incentives; and

•	reflecting the market for our executive talent.

Our Compensation Committee believes that the use of a mix of “at risk” annual short-term incentive cash compensation, balanced by performance-based and retention-based long-term equity incentives, is the best method to accomplish our objectives.
The factors we consider in setting executive compensation levels are:

•	performance (short-term and long-term results against our budgets and established performance objectives);

•	overall compensation cost (relative to budget and our financial position);

•	relative internal value of named executive officer positions and relative internal performance of individuals;

•	retention factors and succession planning;

•	regulatory guidelines (for example, Internal Revenue Code Section 162(m)); and

•	compensation data for similar positions within our peer group.

FORM 10-K AMENDMENT NO. 1

Elements of Compensation
Our Compensation Committee selected three principal elements for our compensation program, which include the following:

•	base salary;

•	annual incentive cash compensation; and

•	equity incentive programs (performance share units and restricted stock units).

Our Compensation Committee provides each element of compensation for the following reasons:

•
Base Salary:  Salary provides cash compensation to secure the services of our executive talent and pay for their management expertise in the normal course of our operations. Salary also provides a baseline for our annual incentive cash compensation program and a means of recognizing career growth.

•
Annual Incentive Cash Compensation:  The annual cash bonus opportunity incentivizes our executives to achieve short-term financial and operating performance relative to our internal annual goals and budgets.  Our Company believes that these awards reflect the achievement of key financial and profitability metrics and therefore follow our “pay for performance” philosophy.

•
Equity Incentive Programs:  Our Compensation Committee strongly believes that structuring our compensation with a significant equity component is an effective method of aligning the interests of our named executive officers with those of our stockholders. To that end, 50% of the named executive officer equity awards are performance-based and provide the proper incentives for making sustainable business decisions with a focus on our Company’s long-term viability and financial performance. Finally, equity award decisions are made at the end of the year, once our financial and operating performance is largely known and the most recent results of the non-binding stockholder vote on executive compensation (“say-on-pay”) are known. This allows calibration of the grants with both forward- and backward-looking performance expectations as well as any feedback received from stockholders on the previous compensation program.

In addition to the above elements, we also have entered into non-competition and non-solicitation agreements with our named executive officers, which contain a potential severance element. We believe these agreements are beneficial to both our Company and our named executive officers for the mutual protections they provide. We do not provide retirement or pension benefits to our named executive officers (other than the 401(k) plan offered to all employees) because we believe that the equity incentives which our named executive officers earn should provide significant long-term value if our financial and operating performance meets our internal goals. Moreover, we offer only minimal perquisites to our named executive officers because we do not consider such benefits to be either necessary or consistent with our “pay for performance” philosophy.
Determining Executive Compensation - Role of Our Board of Directors, Compensation Committee, Independent Compensation Consultant and Management

Our Board of Directors and our Compensation Committee administer our compensation programs and practices to ensure that they align with our compensation objectives and the market for executive talent.
Our Independent Compensation Consultant. Our Compensation Committee engaged the services of an independent compensation consulting firm, Frederic W. Cook & Co., Inc., or FW Cook, to review our compensation structure in 2015.  FW Cook reports to our Compensation Committee and does not perform any other work for our Board of Directors or for management other than advising on executive compensation matters. Our Compensation Committee considered the independence of FW Cook and believed that the work of FW Cook raised no conflicts of interest. As in previous years, FW Cook, among other things, made recommendations to our Compensation Committee with respect to the structure of our executive compensation program and provided data regarding the pay of our named executive officers as well as comparative data for our peer companies.
Our Peer Group. Our Compensation Committee, with FW Cook, developed a peer group of companies, identifying other publicly-traded U.S.-based companies in the “Software and Services” S&P GICS group. The goal of the peer group

FORM 10-K AMENDMENT NO. 1

was to identify relevant competitors in terms of industry. The peer group used for making 2015 base salary, target bonus, and equity compensation decisions was comprised of the following companies:

Cardtronics	CSG Systems	Euronet Worldwide

Fair Issac	Global Payments	Green Dot

Jack Henry & Associates	MAXIMUS	MoneyGram International

Syntel	Total System Services	Ultimate Software

Vantiv	VeriFone Systems	WEX

The peer group used for late 2014 benchmarking that was referenced when making 2015 salary and target bonus decisions was comprised of the peer companies above, plus Everi Holdings (Formerly Global Cash Access), Higher One, and Micros Systems. These additional peer data were referenced at the end of 2014 for 2015 target cash decisions and removed from the peer group based on size and business considerations when peer market data were reviewed again prior to grant of the December 2015 equity awards    .
While we do not target our named executive officers’ compensation to the specific compensation percentiles of our peer group’s executives, FW Cook’s comparisons and analysis serve as a reference point and assisted with examining compensation for 2015. Peer comparisons were provided for base salaries, annual cash incentives, long-term equity incentives, total compensation, equity ownership and other general policies. In addition, our relative financial operating performance and relative stockholder return was factored into these comparisons for decision-making and goal-setting context.
Equity Awards Structure in 2015
In 2015, our Compensation Committee, with the assistance of FW Cook, reviewed the allocation of equity awarded to our named executive officers. In 2014, we used an equity award structure which consisted of 80% performance share units and 20% time-based restricted stock units. After reviewing the available market data and considering the desire to align the equity mix with our market trends, in 2015, our Compensation Committee approved a revised structure where 50% of the total equity was performance share units and 50% was time-based restricted stock units.
After reviewing the available market data, the performance of our Company and other considerations, our Compensation Committee made minor changes to the performance metrics used in our performance-based compensation program. We decided to use performance share units that are based on earnings per share growth, as we believe that growth in EPS will result in an increasing price for our Common Stock.
Our Compensation Committee believes that these minor changes should provide more finely-tuned incentives to our named executive officers. The applicable changes are summarized below:

2014 Equity Compensation Structure	2015 Equity Compensation Structure
20% Restricted Stock Units (RSU) which vest 25% per year over four years	50% Restricted Stock Units (RSU) which vest 25% per year over four years
40% Performance-Share Units (PRSU) which vest based on our three-year cumulative non-GAAP diluted earnings per share (EPS) growth	50% Performance-Share Units (PRSU) which vest based on our three-year cumulative non-GAAP diluted earnings per share (EPS) growth
40% - Performance-Share Units which vest based on achieving a pre-established Total Shareholder Return growth level (Absolute TRSU) over a three or four-year period

FORM 10-K AMENDMENT NO. 1

2015 Executive Compensation - Setting the Compensation Elements
For 2015, our Compensation Committee set the compensation elements as follows:
Base Salaries.  Salaries for our named executive officers are generally based on the executive’s specific areas of accountability as well as market competitiveness and budget considerations.  Robert O. Carr, our Chairman and Chief Executive Officer, Samir M. Zabaneh, our Chief Financial Officer, and Robert H.B. Baldwin, Jr., our Vice Chairman, are each accountable for the financial performance of our entire Company.   Michael A. Lawler is responsible for his division and reports to the Chief Executive Officer. As our President of the Strategic Markets Group, Mr. Lawler is accountable for our growth in certain markets, including services, education, healthcare, government, petroleum, e-commerce, utilities and micropayments. Charles H.N. Kallenbach, our Chief Legal Officer, General Counsel and Secretary, is responsible for all of our legal issues including securities compliance, corporate governance, mergers and acquisitions, commercial transactions, litigation and risk management.
Named executive officer base salaries are set at levels that recognize their greater role in our success, the market for their positions and their additional roles and managerial responsibilities.  Our Chairman and Chief Executive Officer, Robert O. Carr, annually reviews the responsibilities and performance of our named executive officers and also recommends the base salaries for our named executive officers, excluding himself, to our Compensation Committee.  Our Compensation Committee reviews those recommendations and, with any modifications it considers appropriate, approves the base salaries.  Our Compensation Committee independently assesses the responsibilities and performance of our Chief Executive Officer and sets his base salary and annual cash bonus accordingly.
In 2015, our Compensation Committee both reviewed the recommendations of our Chief Executive Officer and its own assessment of our Chief Executive Officer’s responsibilities and performance in setting the base salaries of our named executive officers. Through its review, our Compensation Committee determined that, after taking into account our Company’s financial performance and the responsibilities and individual performance of the named executive officers, each named executive officer would be provided a market-based salary increase for 2015 compared to 2014. The increases are summarized in the table below.
Annual Salaries Paid

Executive	2014 Salary Paid	2015 Salary Paid	Percent Increase
Robert O. Carr	$789,227	$809,000	2.5%
Samir M. Zabaneh (1)	$331,846	$450,000	12.5%
Michael A. Lawler	$400,000	$500,000	25.0%
Robert H.B. Baldwin, Jr.	$474,639	$475,000	0.0%
Charles H.N. Kallenbach	$386,335	$400,000	3.5%

(1)	Mr. Zabaneh was hired on April 7, 2014, with a beginning annual salary of $400,000. Mr. Zabaneh's pro-rated salary paid from his start date through December 31, 2014 was $331,846.

Annual Incentive Cash Compensation.  We believe that a portion of annual cash compensation for our named executive officers should be “at risk,” i.e. contingent upon successful company and/or individual performance.  Therefore, annual incentive cash compensation for named executive officers is tied to overall company performance relative to the annual budget results, extraordinary individual performance, or both.
The chart below provides an overview of how we determine our annual incentive cash compensation:

Base Salary	X	Target Award Percentage	X	Performance Percentage (Based on the Overall Financial Goals of our Company and the Financial Goals of Individual Business Unit Managed)	=	Annual Incentive Cash Compensation

FORM 10-K AMENDMENT NO. 1

Setting the Target Awards.  Our Chief Executive Officer’s target bonus is set at 100% of his annual base salary and the payout is determined by our Compensation Committee based on our financial operating performance and/or our Chief Executive Officer’s individual results. For our other named executive officers (with the exception of Mr. Zabaneh) the target bonus is set at 50% of their annual base salaries, and the actual pay-out is determined at the discretion of our Compensation Committee based on the recommendation of our Chief Executive Officer and our financial operating performance relative to the budget and/or the named executive officer’s individual results. With respect to Mr. Zabaneh, who was hired as our Chief Financial Officer in April 2014, his bonus is guaranteed for his first two years of employment with us, therefore his 2015 bonus was set at 50% of his 2015 salary.
Minimum Profit Hurdle. In March 2015, pursuant to our second amended and restated 2008 Equity Incentive Plan our Compensation Committee adopted the 2015 Cash Bonus Plan. In order to take advantage of the tax deduction afforded certain performance based-compensation, a minimum hurdle of Earnings Per Share (defined as the consolidated net income of our Company before the after-tax effect of any special charge or gain or cumulative effect of a change in accounting, divided by the weighted average number of shares of our Common Stock outstanding on a fully diluted basis) in excess of $1.69 was set by the Compensation Committee. Our adjusted Earnings Per Share was $2.55; therefore, we met this hurdle and we paid the bonuses as described herein.
As discussed above, our Company met the Earnings Per Share Goal of $1.69 and therefore the named executive officers were eligible for a cash bonus. Our Compensation Committee, in consideration of our 2015 financial performance, as highlighted in “Executive Summary - Linking Our Performance and Pay,” determined that our objectives had been met and decided that 2015 bonuses should be paid at target. Additionally, under the terms of the Merger Agreement, we were permitted to determine and pay annual bonuses in respect of the 2015 fiscal year based on actual performance, and in December 2015, we made such determinations and paid the 2015 annual bonuses to our named executive officers.
Below summarizes the awards paid in 2015 to each named executive officer:

Executive	2015 Salary	X	Target Bonus Percentage	=	2015 Bonus
Robert O. Carr	$809,000		100%		$809,000
Samir M. Zabaneh (1)	$450,000		50%		$225,000
Michael A. Lawler	$500,000		50%		$250,000
Robert H.B. Baldwin, Jr.	$475,000		50%		$237,500
Charles H.N. Kallenbach	$400,000		50%		$200,000

For purposes of comparison, the table below sets forth the 2015 annual incentive cash compensation and 2014 annual incentive cash compensation.

Executive	2014 Bonus	2015 Bonus
Robert O. Carr	-	$809,000
Samir M. Zabaneh (1)	$146,666	$225,000
Michael A. Lawler	$100,000	$250,000
Robert H.B. Baldwin, Jr.	-	$237,500
Charles H.N. Kallenbach	$96,584	$200,000

(1)	Mr. Zabaneh was hired as our Chief Financial Officer on April 7, 2014. The bonus paid to him was based on the pro-rated salary paid to him from April 7, 2014 to December 31, 2014.

Equity Incentive Programs.  Equity-based compensation is an integral part of our overall compensation program.  We believe that equity grants effectively focus our named executive officers on increasing long-term value for our stockholders, help to build a long-term ownership orientation, provide employment retention, and are an effective substitute for defined benefit pension plans or other non-qualified retirement programs.  These equity-based incentives are based on various factors primarily relating to the responsibilities of the individual named executive officer, his or her past performance, anticipated future contributions and prior equity grants.  In general, our Compensation Committee bases its

FORM 10-K AMENDMENT NO. 1

decisions to grant equity-based incentives on recommendations of our Chief Executive Officer’s overall evaluation of the named executive officers (except with respect to grants made to our Chief Executive Officer) and our Compensation Committee’s analysis of relevant compensation information, with the intention of keeping the named executive officer’s overall compensation, including the equity component of such compensation, at a competitive level relative to our peers, in line with our budget for the named executive officer’s position and reflective of the named executive officer’s contribution to our performance.  Our Compensation Committee also considers the other elements of the named executive officer’s compensation, as well as our compensation objectives and policies described in this Compensation Discussion and Analysis.  As with the determination of base salaries and annual incentive cash compensation, our Compensation Committee exercises subjective judgment and discretion after taking into account the above criteria.
Awards to named executive officers pursuant to our second amended and restated 2008 Equity Incentive Plan are generally made on an annual basis. Equity awards granted to our named executive officers in 2015 are described below.
2015 Equity Grants to Named Executive Officers
Our Board of Directors and Compensation Committee continue to believe that equity ownership represents one of the named executive officers’ most significant compensation opportunities and will encourage responsible long-term decision-making. At the end of each fiscal year, when our Company is setting its new budget and the likelihood of achieving performance goals and “say-on-pay” results from the prior year’s Annual Stockholders meeting are known, our Board of Directors and our Compensation Committee set equity grant amounts for each named executive officer. In the fourth quarter of 2015, our Board of Directors and Compensation Committee set our equity compensation program for our named executive officers as part of our mission of aligning the incentives of our named executive officers with those of our stockholders. Of the total equity grants to our named executive officers, 50% were made as performance share units based on our Company’s three-year cumulative non-GAAP diluted earnings per share growth. The remaining 50% of the total equity grants to our named executive officers consist of RSUs which vest ratably based on such named executive officer’s continuous service with us over a four-year period.
Our Compensation Committee uses earnings per share as a performance metric because we believe increased earnings per share should increase the price of our Common Stock and promote stockholder returns that exceed similar investments.
In 2013, our Compensation Committee granted our Chief Executive Officer double the amount of the equity awards that he would normally receive in a year with the intention of granting him half the amount of the equity awards that he would normally receive in each of 2014 and 2015. Our Chief Executive Officer’s 2014 and 2015 equity value was consistent with the proposed front-load design that was begun in 2013, which called for the 2014 and 2015 value to be 50% of the normal annual amount. The normal annual amount is adjusted annually to track with changes in the market and with performance, but the grant is then made for half the desired grant value. This approach results in a front-end loaded equity grant for our Chief Executive Officer in which he received the same amount of equity over a three-year period that he would normally receive in a three-year period. Our Compensation Committee awarded our Chief Executive Officer this front-loaded equity grant in to order retain and motivate him. The CEO was the only officer for whom the front-load strategy applied because other officers were viewed as more motivated by regular annual grants driven by assessment of their growth and roles. The following table illustrates how our Chief Executive Officer’s equity grant is expected to be the same as he would normally receive over a three-year period:

	Equity Grant (% Annual Value)
	2013	+	2014	+	2015	=	3-Year Total

Normal Annual Program	100%		100%		100%		300%

2013-15 CEO Front-Load	200%		50%		50%		300%

Performance Stock Units - Earnings Per Share.  Our Compensation Committee approved aggregate target grants of 41,577 PRSUs to our named executive officers. These PRSUs are non-vested equity grants for which vesting percentage and ultimate number of units vesting will be calculated based on our Company’s cumulative non-GAAP diluted earnings per share growth for the three-year period ending on December 31, 2018. The target for earning 100% of the grant is achieving

FORM 10-K AMENDMENT NO. 1

earnings per share growth of 30% over the three-year period. This was viewed as a challenging growth rate that would be likely to drive stock price performance increases over the next three years. Earnings per share will be calculated on a pro forma basis to exclude non-operating gains and losses, if any, and exclude the after-tax impact of stock compensation expense and excluding merger and acquisition fees and the results of any acquisitions or divestitures closing in 2018. If the named executive officers achieve 66% growth in earnings per share or more (220% of the target), they will achieve the maximum performance level and earn 250% of the target PRSUs. If the target growth rate is missed by 50% or more, then the named executive officers would fail to reach the threshold performance level and the number of shares earned is zero. For any results that are between the threshold and target and target and maximum, linear interpolation is used to determine the amount actually earned. We recorded expense on these PRSUs based on achieving the 30% target.
The following table demonstrates these results for several potential outcomes:

	3-Year EPS Growth 2015-17	% of Target Achieved	Payout as % of Target[1]

Maximum	66%	220%	250%
	60%	200%	225%
	53%	175%	194%
	45%	150%	163%
Target	30%	100%	100%
	27%	90%	85%
	24%	80%	70%
	23%	75%	63%
Threshold	15%	50%	25%

Service-Based Restricted Stock Units.  In light of our Company’s financial and operating performance in 2014 and 2015, and taking into account the practices of the peer group, our Compensation Committee approved aggregate grants of 41,577 RSUs to certain of our named executive officers. These RSUs are non-vested equity grants which will vest at the rate of 25% on each annual anniversary of the grant date so long as the named executive officer remains in continuous service with us. Our Compensation Committee believes that these RSU grants will promote retention and continue to align the interests of our named executive officers with those of our stockholders.
The table below sets forth the types and number of 2015 annual equity grants made to each of the named executive officers:

Name and Title	Number of Equity Grants (#)
	PRSUs (50%)	Service Based RSUs (50%)
Robert O. Carr - Chairman and CEO	24,102	24,102
Samir M. Zabaneh - Chief Financial Officer	6,026	6,026
Michael A. Lawler, President - Strategic Markets	6,026	6,026
Robert H.B. Baldwin, Jr. - Vice Chairman	1,808	1,808
Charles H.N. Kallenbach - Chief Legal Officer, General Counsel and Secretary	3,615	3,615

FORM 10-K AMENDMENT NO. 1

The following table sets forth the target value of the 2015 annual equity grants to each of the named executive officers:

Name and Title	Grant Date Fair Value of Equity Grants* ($)
	PRSUs (50%)	Service Based RSUs (50%)
Robert O. Carr - Chairman and CEO	$1,999,984	$1,999,984
Samir M. Zabaneh - Chief Financial Officer	$500,037	$500,037
Michael A. Lawler, President - Strategic Markets	$500,037	$500,037
Robert H.B. Baldwin, Jr. - Vice Chairman	$150,028	$150,028
Charles H.N. Kallenbach - Chief Legal Officer, General Counsel and Secretary	$299,973	$299,973
* Grant date fair value equals number of shares awarded times the market price at the time of the award.

Treatment on Change in Control.  All of the RSUs granted in December 2015 contain double trigger accelerated vesting provisions wherein after a “change in control” of our Company, and a named executive officer’s employment is terminated for certain reasons, or the RSUs are not assumed or substituted by the acquirer, the unvested RSUs immediately vest. In the event of a change in control, the benchmarks of the performance share units described above shall be deemed to be earned at the target performance level and will vest in accordance with the original vesting schedule; provided, however, if there is a change of control and the named executive officer’s employment is terminated for certain reasons or the equity grants are not assumed or substituted by the acquirer, then the performance share units will vest immediately. These accelerated vesting provisions were viewed as a performance-based mechanism that also recognized it would be impossible to continue measuring performance versus an earnings per share goal or a total shareholder return goal if our Company was no longer a stand-alone entity.
Treatment on Termination of Employment.  In each case, if the named executive officer is not employed by us at the relevant vesting date of the RSUs or performance share units, the unvested portion of such RSUs or performance share units will terminate. For additional information regarding 2015 equity awards granted to our named executive officers, see “Grants of Plan-Based Awards.”
Previous Equity Grants and 2015 Performance
2015 Performance and Payout of 2012 Performance Share Units.  In the fourth quarter of 2012, our Compensation Committee granted performance share units to Messrs Carr, Baldwin, Kallenbach and Lawler. These performance share units were non-vested share awards. These performance share units are for which vesting percentages and ultimate number of units vesting will be calculated based on the total shareholder return of our Common Stock as compared to the total shareholder return of 86 peer companies and we refer to them as “TSR PSRs” in this section. The payout schedule could produce vesting percentages ranging from 0% to 225%. Total shareholder return was calculated based upon the average closing price for the 30 calendar day period ending December 9, 2015, in order to average potentially volatile stock prices, over the closing price on December 10, 2012. The target is based on achieving a total shareholder return equal to the 65th percentile of the peer group.
Based on our results for the 3-year period, our Compensation Committee determined that the following 2012 TSR PSUs had been earned at 172.3% of target under the pre-existing formula, and approved the following share pay-out amounts:

Name	2012 TSR PSU Target Shares (#)	2012 TSR PSU Shares Earned (#)
Robert O. Carr	37,723	64,997
Robert H.B. Baldwin, Jr.	10,609	18,279
Charles H.N. Kallenbach	6,197	10,677
Michael A. Lawler	3,132	5,396

FORM 10-K AMENDMENT NO. 1

Severance.   For all of our named executive officers other than Mr. Carr, we have set potential severance payments for an involuntary termination other than for cause at one year’s continued payment of base salary plus a pro-rated bonus which runs concurrently with our named executive officers’ covenants not to compete with us for one year following an involuntary termination of their employment other than for cause.  Our Compensation Committee believes that severance arrangements are important because they provide our named executive officers with security in case of an involuntary termination other than for cause and allow us to secure a release from future claims, and enjoy the benefit of certain covenants not to compete with our Company or solicit our employees.
Mr. Carr’s potential severance payment for an involuntary termination other than for cause is set at two years’ continued payment of base salary plus a pro-rated bonus, which runs concurrently with his covenant not to compete with us and his covenant not to solicit our customers or suppliers for two years following such involuntary termination. However, in the event of an involuntary termination of his employment other than for cause following a change in control, his severance payments and covenant not to compete are for a one year period following such involuntary termination.
Other Equity Compensation Policies
Margin and Hedging Policies.  By means of our insider trading policy, we prohibit directors, officers and employees from entering into margin loans using our Common Stock or pledging shares of our Common Stock as collateral for loans as well as from engaging in hedging or monetization transactions.
Stock Ownership Guidelines.  We do not have a policy requiring executives to hold shares acquired upon option exercise, or upon RSU or performance share unit vesting; however, our Compensation Committee has adopted stock ownership guidelines, which are described below. Subject to a five-year phase-in period from the later of the adoption of the stock ownership guidelines on December 10, 2012 (the “Adoption Date”) or the appointment as an executive officer or director, our stock ownership guidelines preclude executive officers from selling shares of our Common Stock until they own shares with a market value ranging from one to six times their base salary. Our Chief Executive Officer must retain ownership worth six times his base salary. Our other executive officers must retain ownership worth one times their respective base salaries. Non-employee directors are prohibited from selling shares of our Common Stock until they own shares with a market value worth five times the annualized cash board retainer paid to non-employee directors. Shares of Common Stock held outright and not pledged, shares of Common Stock held in trust, shares of Common Stock held in retirement accounts and time-vested RSUs are counted for purposes of meeting the ownership guidelines. When exercising options or upon the vesting of RSUs, non-employee directors and executive officers who have not yet met the ownership guidelines may sell shares acquired upon exercise or vesting to cover transaction costs and taxes and are expected to hold any remaining shares until the guidelines are achieved. Once a non-employee director or executive officer attains his or her required ownership level, the director or officer must maintain that ownership level until he or she no longer serves as a non-employee director or executive officer. Executive officers are expected to achieve the target ownership threshold upon the later of five years of appointment as an executive officer or five years from the Adoption Date and non-employee directors are expected to achieve the target ownership threshold upon the later of five years of election to the Board of Directors or five years from the Adoption Date. We believe our stock ownership and retention guidelines strongly align the interests of management and our Board of Directors with the interests of stockholders because executives and non-employee directors become stockholders with a considerable investment in our Company. Our stock ownership guidelines are reviewed annually by the Compensation Committee.
Other Compensation-Related Policies
Recovery of Executive Compensation.  At the current time, we, along with all other public companies, are awaiting rulemakings by the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act related to certain compensation policies. Specifically, Section 954 of the Dodd-Frank Act directs the SEC to issue rules directing the national securities exchanges to prohibit the listing of companies which do not have a “clawback” policy. Upon the issuance of the final rules regarding Section 954, we will adopt a clawback policy consistent with the final rules. In December 2011, our Compensation Committee adopted a Compensation Recovery Policy that relates to the restatement of our financial statements due to material non-compliance with any financial reporting requirements under the securities laws. The Compensation Recovery Policy provides that we will be entitled to recoup from all employees carrying the title of Director (an internal title for certain employees) or higher (the “Covered Grantee”) all performance awards that were paid to the Covered Grantee to the extent that they would not have been paid if performance had been measured in accordance with the restated financials. The Compensation Recovery Policy will only apply to performance awards paid to the Covered Grantee during the three-year period prior to the date on which we discovered that we were required to restate our financials. We may recoup such amount in any manner as determined by our Compensation Committee at the time. All of the performance

FORM 10-K AMENDMENT NO. 1

share units granted to our named executive officers in December 2012 and December 2013 are subject to this Compensation Recovery Policy.
Response to 2014 Advisory Vote on Executive Compensation.  At our 2015 annual meeting of stockholders, our stockholders were presented with, and voted on, a non-binding, advisory vote on executive compensation or “say-on-pay” vote. Stockholders expressed substantial support for the compensation of our named executive officers, with over 92% of the votes cast for approval of the advisory vote on executive compensation. We reported the result of the vote on a Current Report on Form 8-K filed with the SEC on May 8, 2015. In 2015, our Compensation Committee and FW Cook discussed the result of the “say-on-pay” vote. Our Compensation Committee remains committed to paying for performance and encourages any stockholders who have comments or questions about our compensation programs to communicate with us as set forth in “Communication with Directors” above.
Accounting and Tax Considerations
For our financial statements, cash compensation is expensed and for our income tax returns, cash compensation is deductible. From the perspective of the named executive officers, such cash compensation is taxable as appropriate for that individual. For equity-based compensation, we do not provide named executive officers with immediately vesting equity grants in order to focus them on their long-term contributions to us and on the long-term appreciation in the value of our Common Stock. For future vesting equity grants to named executive officers, the fair value of such grants is expensed over the vesting period. For performance-based equity grants, we establish performance targets and evaluate the likelihood of achieving these performance targets. We record share-based compensation expense on our financial statements based on the levels of performance targets probable of being achieved. If achieving performance targets is not probable to occur, no share-based compensation expense is recorded on our financial statements. The evaluation of the likelihood of achieving these performance targets will be repeated quarterly.
Equity grants in the form of RSUs are generally not taxable to the holder until the RSUs vest. The tax impact to the named executive officers upon the vesting of RSUs can be different for the recipient and our Company. Our tax benefit may be limited by Internal Revenue Code Section 162(m) unless the grants have been structured to satisfy the requirements of performance-based compensation. Internal Revenue Code Section 162(m) is discussed below. Equity grants in the form of performance share units are generally not taxable to the named executive officers until vesting occurs. Performance share units that meet all the requirements of performance-based compensation under Internal Revenue Code section 162(m), which are the type we generally award, will provide a matching tax benefit to us.
The accounting and tax treatment of compensation pursuant to Internal Revenue Code Section 162(m), FASB ASC Topic 718, and other applicable rules, is a factor in determining the amounts of compensation for named executive officers. Internal Revenue Code Section 162(m) limits public companies from taking a federal tax deduction for compensation in excess of $1 million paid to certain of its executive officers, excluding performance-based compensation that meets requirements mandated by the statute. For example, our second amended and restated 2008 Equity Incentive Plan, approved by our stockholders, is designed to allow the granting of awards that may qualify as performance-based compensation. When appropriate, our Compensation Committee intends to preserve deductibility under Internal Revenue Code Section 162(m) of compensation paid to our named executive officers. However, in certain situations, our Compensation Committee may approve compensation that will not meet these requirements in order to ensure the total compensation for our executive officers is consistent with the policies described above, particularly with regard to our Chief Executive Officer’s salary. Accordingly, our Compensation Committee approved cash compensation above $1 million for our Chief Executive Officer in 2013, some portion of which may not qualify as performance-based compensation, based on the determination that the benefit of providing compensation to our Chief Executive Officer at a level that we believe necessary to retain and reward his talents outweighs the cost of any lost tax deductibility.
REPORT OF THE COMPENSATION COMMITTEE
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and based on these reviews and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

FORM 10-K AMENDMENT NO. 1

THE COMPENSATION COMMITTEE
Robert H. Niehaus, Chairman
Mitchell L. Hollin
Jonathan J. Palmer

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The members of our Compensation Committee during 2015 included Messrs. Hollin, Niehaus and Palmer. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board of Directors or our Compensation Committee. No member of our Compensation Committee has ever been an officer or employee of ours.
EXECUTIVE COMPENSATION AND OTHER RELATED MATTERS
Summary Compensation Table
The following table shows the compensation paid or to be paid by us, and certain other compensation paid or accrued, during the fiscal years ended December 31, 2015, 2014 and 2013 to our named executive officers.

Name and Principal Position	Year	Salary	Bonus (3)	Stock Awards (4)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total Compensation
Robert O. Carr	2015	$809,000	$809,000	$3,999,968	-	$4,950	$5,622,918
Chairman and Chief	2014	$789,227	-	$2,707,270	-	$4,950	$3,501,447
Executive Officer(1)	2013	$772,938	-	$9,002,007	-	$4,950	$9,779,895
Samir M. Zabaneh	2015	$450,000	$225,000	$1,000,075	-	$52,587	$1,727,662
Chief Financial Officer(2)	2014	$300,000	$146,666	$1,937,087	-	$40,767	$2,424,520
Michael A. Lawler	2015	$500,000	$250,000	$1,000,075	-	$4,950	$1,755,025
President - Strategic	2014	$400,000	-	$1,041,216	$100,000	$4,950	$1,546,166
Markets Group(1)	2013	$307,500	$110,700	$1,249,997	-	$4,950	$1,673,147
Robert H.B. Baldwin, Jr.	2015	$475,000	$237,500	$300,056	-	$4,950	$1,017,506
Vice Chairman(1)	2014	$474,639	-	$312,256	-	$4,950	$791,845
	2013	$463,063	$92,613	$749,998	-	$4,950	$1,310,624
Charles H.N. Kallenbach	2015	$400,000	$200,000	$599,945	-	$4,950	$1,204,895
Chief Legal Officer,	2014	$386,335	-	$624,675	$96,584	$4,950	$1,112,544
General Counsel and Secretary(1)	2013	$376,871	$135,688	$600,007	-	$4,950	$1,117,516

(1)
Named executive officers received $3,750 in 2015, 2014 and 2013 as a 401(K) Plan matching contribution and $1,200 in 2015, 2014 and 2013 as a contribution to their Health Savings Accounts. These amounts are included in the column entitled “All Other Compensation” above.

(2)
Mr. Zabaneh was named our Chief Financial Officer in April 2014. Mr. Baldwin served as our Interim Chief Financial Officer from October 2013 to April 2014. Mr. Zabaneh received $3,750 and $3,000 as a 401(K) Plan matching Contribution in 2015 and 2014, respectively. Mr. Zabaneh also received $48,837 and $37,767 for commuting and temporary housing expenses pursuant to the Zabaneh Letter Agreement in 2015 and 2014, respectively.

(3)	Represents annual cash bonus. See “2015 Executive Compensation - Setting the Compensation Elements” for an explanation of these payments.

(4)
Amounts represent the aggregate grant date fair value of stock awards as determined under FASB ASC Topic 718. No stock options to named executive officers were awarded during the fiscal years ended December 31, 2015, 2014 and 2013.

FORM 10-K AMENDMENT NO. 1

Grants of Plan-Based Awards
The following table lists grants of plan-based awards made to our named executive officers during 2015 and the related total fair value of these awards. Named executive officers did not provide cash consideration for the listed awards.

Name	Date	Award	Estimated Future Payouts Under			Grant Date Fair Market Value of Stock Awards
			Equity Incentive Plan
			Awards(1)(2)(3)(4)
			Threshold (#)	Target (#)	Maximum (#)
Robert O. Carr	12/11/2015	PRSUs	6,026	24,102	60,255	$1,999,984
	12/11/2015	RSUs		24,102		$1,999,984
Samir M. Zabaneh	12/11/2015	PRSUs	1,507	6,026	15,065	$500,037
	12/11/2015	RSUs		6,026		$500,037
Michael A. Lawler	12/11/2015	PRSUs	1,507	6,026	15,065	$500,037
	12/11/2015	RSUs		6,026		$500,037
Robert H.B. Baldwin, Jr.	12/11/2015	PRSUs	452	1,808	4,520	$150,028
	12/11/2015	RSUs		1,808		$150,028
Charles H.N. Kallenbach	12/11/2015	PRSUs	904	3,615	9,038	$299,973
	12/11/2015	RSUs		3,615		$299,973

(1)
On December 11, 2015 our Compensation Committee approved aggregate target grants of 41,577 PRSUs to our named executive officers. The target number of shares for these PRSUs will be earned only if the Company achieves aggregate diluted earnings per share growth rate of thirty percent (30%) over the three-year period ending December 31, 2018. Shares actually earned could range from 0% to 250% of target determined by the actual growth rate achieved over the three-year period ending December 31, 2018. The Company has recorded expense on these PRSUs based on achieving the 30% target.

(2)	On December 11, 2015 our Compensation Committee approved aggregate target grants of 41,577 RSUs to our named executive officers.

(3)	See “Equity Incentive Programs” for an explanation of these awards.

(4)
See “- Interests of Named Executive Officers in the Mergers - Other Compensation Matters” for a description of accelerated vesting in 2015 of certain equity awards held by the named executive officers.

Outstanding Equity Awards
The following tables set forth information regarding outstanding equity awards held by named executive officers as of December 31, 2015. See “-Interests of Named Executive Officers in the Mergers- Other Compensation Matters” for a description of accelerated vesting in 2015 of certain equity awards held by the named executive officers.

	Stock Awards
Name	Number of Shares or Units of Stock that have not Vested			Market Value of Shares or Units of Stock That Have Not Vested ($)

Robert O. Carr	4,356	(1)	(13)	$413,036
	80,695	(2)	(14)	7,651,500
	40,318	(3)	(15)	3,822,953
	41,742	(4)	(16)	3,957,976
	10,101	(5)	(17)	957,777
	4,779	(6)	(18)	453,145
	19,117	(7)	(19)	1,812,674
	21,091	(8)	(20)	1,999,849
	24,102	(9)	(21)	2,285,352
	18,076	(10)	(22)	1,713,966

FORM 10-K AMENDMENT NO. 1

	Stock Awards
Name	Number of Shares or Units of Stock that have not Vested			Market Value of Shares or Units of Stock That Have Not Vested ($)

Samir M. Zabaneh	12,804	(11)		$1,214,075
	1,654	(6)	(23)	156,832
	6,617	(7)	(24)	627,424
	7,301	(8)	(24)	692,281
	6,026	(9)	(26)	571,385
	4,519	(10)	(27)	428,492
Michael A. Lawler	11,211	(2)	(28)	$1,063,027
	5,603	(3)	(29)	531,276
	5,791	(4)	(30)	549,103
	1,402	(5)	(31)	132,938
	1,838	(6)	(32)	174,279
	7,352	(7)	(33)	697,117
	8,112	(8)	(34)	769,180
	6,026	(9)	(35)	571,385
	4,519	(10)	(36)	428,492
Robert H.B. Baldwin, Jr.	1,225	(1)	(37)	$116,155
	2,263	(12)	(38)	214,578
	6,726	(2)	(39)	637,759
	3,362	(3)	(40)	318,785
	3,475	(4)	(41)	329,500
	1,682	(5)	(42)	159,487
	827	(6)	(43)	78,416
	2,205	(7)	(44)	209,078
	2,433	(8)	(45)	230,697
	1,808	(9)	(46)	171,435
	1,808	(10)	(47)	171,435
Charles H.N.Kallenbach	5,381	(2)	(48)	$510,226
	2,689	(3)	(49)	254,971
	2,780	(4)	(50)	263,600
	673	(5)	(51)	63,814
	1,103	(6)	(52)	104,586
	4,411	(7)	(53)	418,251
	4,867	(8)	(54)	461,489
	3,615	(9)	(55)	342,774
	2,711	(10)	(56)	257,057

(1)
On December 10, 2012, our Compensation Committee approved target grants of an aggregate of 65,836 Performance Share Units to our named executive officers. These PRSUs are nonvested share awards which would vest 50% in 2015 and 50% in 2016 only if we achieve a diluted earnings per share CAGR of fifteen percent (15%) for the two-year period ending December 31, 2014. The target number of shares for these PRSUs would have been earned had the Company achieved a pro forma diluted earnings per share compound annual growth rate (“CAGR”) of fifteen percent (15%) for the two-year period ending December 31, 2014. Based on actual CAGR achieved, these PRSUs were earned at 23% of target and vested 50% in March 2015 and 50% in March 2016.

(2)
On December 6, 2013, our Compensation Committee approved aggregate target grants of 110,739 Performance Share Units to our named executive officers. These Performance Share Units will vest only if we achieve a pro forma diluted earnings per share growth rate of forty percent (40%) over the three-year period ending December 31, 2016. For each 1% that the growth rate actually achieved for the three- year period ending on December 31, 2016 is above the 40% target, the number of shares underlying these Performance Share Units awarded

FORM 10-K AMENDMENT NO. 1

would be increased by 1.20%; provided, however, that the maximum increase in the number of shares that may be awarded is 150%. Likewise, for each 1% that the growth rate actually achieved for the three-year period ending on December 31, 2016 is below the 40% target, the number of shares underlying these Performance Share Units awarded would be decreased by 1.50%. If the target growth rate is missed by 50% or more, then the number of shares awarded is zero.

(3)
On December 6, 2013, our Compensation Committee approved aggregate target grants of 55,334 Relative TRSUs to our named executive officers. These Relative TRSUs are nonvested share awards for which vesting percentages and ultimate number of units vesting will be calculated based on the total shareholder return of our common stock as compared to the total shareholder return of 91 peer companies. The payout schedule can produce vesting percentages ranging from 0% to 200%. Total shareholder return will be calculated based upon the average closing price for the 30 calendar day period ending December 6, 2016, divided by the closing price on December 6, 2013. The target number of units is based on achieving a total shareholder return equal to the 65th percentile of the peer group.

(4)
On December 6, 2013, the Compensation Committee approved and recommended to our Board of Directors, which subsequently approved aggregate target grants of 57,263 Absolute TRSUs to our named executive officer. These Absolute TRSUs are nonvested share awards for which vesting percentages and ultimate number of units vesting will be calculated based on our three or four year total shareholder return of our common stock. The payout schedule can produce vesting percentages ranging from 0% to 200%. Total shareholder return will be calculated based upon the average closing price for the 30 calendar day period ending December 6, 2016 or December 6, 2017, divided by the closing price on December 6, 2013. The target number of units is based on achieving a total shareholder return of 33% over three years or 46% over four years.

(5)
On December 6, 2013, our Compensation Committee approved and recommended to our Board of Directors, which subsequently approved aggregate grants of 55,426 service vesting RSUs to certain of our named executive officers. These RSUs are non-vested equity grants which vest at the rate of 25% on each annual anniversary of the award date so long as the named executive officer remains in continuous service with us through each respective vesting date.

(6)
On December 19, 2014, our Compensation Committee approved aggregate grants of 22,054 service vesting RSUs to our named executive officers. These RSUs are non-vested equity grants which will vest at the rate of 25% on each annual anniversary of the award date so long as the named executive officer remains in continuous service with us.

(7)
On December 19, 2014, our Compensation Committee approved aggregate target grants of 44,113 PRSUs to our named executive officers. These PRSUs will vest only if we achieve a pro forma diluted earnings per share growth rate of forty percent (40%) over the three-year period ending December 31, 2017. Shares actually earned could range from 0% to 250% of target determined by the actual growth rate achieved over the three-year period ending December 31, 2017.

(8)
On December 19, 2014, our Compensation Committee approved aggregate target grants of 48,671 Absolute TRSUs to our named executive officers. These Absolute TRSUs are nonvested share awards for which vesting percentages and ultimate number of units vesting will be calculated based on the Company's three or four year total shareholder return of our common stock. The payout schedule can produce vesting percentages ranging from 0% to 200%. Total shareholder return will be calculated based upon the average closing price for the 30 calendar day period ending December 18, 2017 or December 18, 2018, divided by the closing price on December 18, 2014. The target number of units is based on achieving a total shareholder return of 33% over three years or 46% over four years. The Company recorded expense on these Absolute TRSUs based on achieving the target. A lattice valuation model was applied to measure the grant date fair value of these Absolute TRSUs.

(9)
On December 10, 2015, our Compensation Committee approved aggregate target grants of 50,613 PRSUs to our named executive officers. These PRSUs will vest only if we achieve a pro forma diluted earnings per share growth rate of thirty percent (30%) over the three-year period ending December 31, 2018. Shares actually earned could range from 0% to 250% of target determined by the actual growth rate achieved over the three-year period ending December 31, 2018.

(10)
On December 10, 2015, our Compensation Committee approved aggregate grants of 45,192 service vesting RSUs to our named executive officers. These RSUs are non-vested equity grants which will vest at the rate of 25% on each annual anniversary of the award date so long as the named executive officer remains in continuous service with us.

(11)	6,402 RSUs will vest on April 7, 2017, and 6,402 RSUs will vest on April 7, 2018.

(12)	2,263 RSUs will vest on December 10, 2016.

(13)	4,356 PRSUs will vest on March 11, 2016 if Mr. Carr is still in continuous service with us through such date.

(14)
If and only if the performance conditions identified in (2) above are achieved, 40,348 Performance Share Units will vest on March 1, 2017 and 40,347 Performance Share Units will vest on March 1, 2018. The number of Performance Share Units vesting on each date is subject to increase or decrease based on the percentage of target performance actually achieved.

FORM 10-K AMENDMENT NO. 1

(15)
If and only if the performance conditions identified in (3) above are achieved, 40,318 Relative TRSUs will vest on March 1, 2017. The number of Relative TRSUs vesting on that date is subject to increase or decrease based on the percentage of target performance actually achieved.

(16)
If and only if the performance conditions identified in (4) above are achieved, 41,742 Absolute TRSUs will vest on March 1, 2017 or March 1, 2018. The number of Absolute TRSUs vesting on that date is subject to increase or decrease based on the percentage of target performance actually achieved.

(17)	10,101 RSUs will vest on December 6, 2017 if Mr. Carr is still in continuous service with us through each such date.

(18)	2,389 RSUs will vest on December 19, 2017 and 2,389 RSUs will vest on December 19, 2018.

(19)
If and only if the performance conditions identified in (7) above are achieved, 9,559 PRSUs will vest on December 19, 2018 and 9,558 will vest on December 19, 2019. The number of PRSUs vesting on that date is subject to increase or decrease based on the percentage of target performance actually achieved.

(20)
If and only if the performance conditions identified in (8) above are achieved, 21,091 Absolute TRSUs will vest on December 19, 2017 or December 19, 2018. The number of Absolute TRSUs vesting on that date is subject to increase or decrease based on the percentage of target performance actually achieved.

(21)
If and only if the performance conditions identified in (9) above are achieved, 12,051 PRSUs will vest on March 1, 2019 and 12,051 will vest on March 1, 2020. The number of PRSUs vesting on that date is subject to increase or decrease based on the percentage of target performance actually achieved.

(22)	6,025 RSUs will vest on December 15, 2017, 6,026 RSUs will vest on December 15, 2018, 6,025 RSUs will vest on December 15, 2019.

(23)	827 RSUs will vest on December 19, 2017, and 827 RSUs will vest on December 19, 2018.

(24)
If and only if the performance conditions identified in (7) above are achieved, 3,309 PRSUs will vest on December 19, 2018 and 3,308 will vest on December 19, 2019. The number of PRSUs vesting on that date is subject to increase or decrease based on the percentage of target performance actually achieved.

(25)
If and only if the performance conditions identified in (8) above are achieved, 7,301 Absolute TRSUs will vest on December 19, 2017 or December 19, 2018. The number of Absolute TRSUs vesting on that date is subject to increase or decrease based on the percentage of target performance actually achieved.

(26)
If and only if the performance conditions identified in (9) above are achieved, 3,013 PRSUs will vest on March 1, 2019 and 3,013 will vest on March 1, 2020. The number of PRSUs vesting on that date is subject to increase or decrease based on the percentage of target performance actually achieved.

(27)	1,506 RSUs will vest on December 15, 2017, 1,507 RSUs will vest on December 15, 2018, and 1,506 RSUs will vest on December 15, 2019.

(28)
If and only if the performance conditions identified in (2) above are achieved, 5,606 PRSUs will vest on March 1, 2017 and 5,605 PRSUs will vest on March 1, 2018. The number of PRSUs vesting on each date is subject to increase or decrease based on the percentage of target performance actually achieved

(29)
If and only if the performance conditions identified in (3) above are achieved, 5,603 Relative TRSUs will vest on March 1, 2017. The number of Relative TRSUs vesting on that date is subject to increase or decrease based on the percentage of target performance actually achieved.

(30)
If and only if the performance conditions identified in (4) above are achieved, 5,791 Absolute TRSUs will vest on March 1, 2017 or March 1, 2018. The number of Absolute TRSUs vesting on that date is subject to increase or decrease based on the percentage of target performance actually achieved.

(31)	1,402 RSUs will vest on December 6, 2017.

(32)	919 RSUs will vest on December 19, 2017 and 919 RSUs will vest on December 19, 2018.

(33)
If and only if the performance conditions identified in (7) above are achieved, 3,676 PRSUs will vest on December 19, 2018 and 3,676 will vest on December 19, 2019. The number of PRSUs vesting on that date is subject to increase or decrease based on the percentage of target performance actually achieved.

(34)
If and only if the performance conditions identified in (8) above are achieved, 8,112 Absolute TRSUs will vest on December 19, 2017 or December 19, 2018. The number of Absolute TRSUs vesting on that date is subject to increase or decrease based on the percentage of target performance actually achieved.

(35)
If and only if the performance conditions identified in (9) above are achieved, 3,013 PRSUs will vest on March 1, 2019 and 3,013 will vest on March 1, 2020. The number of PRSUs vesting on that date is subject to increase or decrease based on the percentage of target performance actually achieved.

FORM 10-K AMENDMENT NO. 1

(36)	1,506 RSUs will vest on December 15, 2017, 1,507 RSUs will vest on December 15, 2018, and 1,506 RSUs will vest on December 15, 2019.

(37)	1,225 PRSUs will vest on March 11, 2016 if Mr. Baldwin is still in continuous service with us through such date.

(38)	2,263 RSUs will vest on December 10, 2016.

(39)
If and only if the performance conditions identified in (2) above are achieved, 3,363 PRSUs will vest on March 1, 2017 and 3,363 PRSUs will vest on March 1, 2018. The number of PRSUs vesting on each date is subject to increase or decrease based on the percentage of target performance actually achieved.

(40)
If and only if the performance conditions identified in (3) above are achieved, 3,362 Relative TRSUs will vest on March 1, 2017. The number of Relative TRSUs vesting on that date is subject to increase or decrease based on the percentage of target performance actually achieved.

(41)
If and only if the performance conditions identified in (4) above are achieved, 3,475 Absolute TRSUs will vest on March 1, 2017 or March 1, 2018. The number of Absolute TRSUs vesting on that date is subject to increase or decrease based on the percentage of target performance actually achieved.

(42)	841 RSUs will vest on December 6, 2016, and 841 RSUs will vest on December 6, 2017.

(43)	276 RSUs will vest on December 19, 2016, 275 RSUs will vest on December 19, 2017 and 276 RSUs will vest on December 19, 2018.

(44)
If and only if the performance conditions identified in (7) above are achieved, 1,103 PRSUs will vest on December 19, 2018 and 1,102 will vest on December 19, 2019. The number of PRSUs vesting on that date is subject to increase or decrease based on the percentage of target performance actually achieved.

(45)
If and only if the performance conditions identified in (8) above are achieved, 2,433 Absolute TRSUs will vest on December 19, 2017 or December 19, 2018. The number of Absolute TRSUs vesting on that date is subject to increase or decrease based on the percentage of target performance actually achieved.

(46)
If and only if the performance conditions identified in (9) above are achieved, 904 PRSUs will vest on March 1, 2019 and 904 will vest on March 1, 2020. The number of PRSUs vesting on that date is subject to increase or decrease based on the percentage of target performance actually achieved.

(47)	452 RSUs will vest on December 15, 2016, 452 RSUs will vest on December 15, 2017, 452 RSUs will vest on December 15, 2018, and 452 RSUs will vest on December 15, 2019.

(48)
If and only if the performance conditions identified in (2) above are achieved, 2,690 Performance Share Units will vest on March 1, 2017 and 2,691 Performance Share Units will vest on March 1, 2018. The number of Performance Share Units vesting on each date is subject to increase or decrease based on the percentage of target performance actually achieved.

(49)
If and only if the performance conditions identified in (3) above are achieved, 2,689 Relative TRSUs will vest on March 1, 2017. The number of Relative TRSUs vesting on that date is subject to increase or decrease based on the percentage of target performance actually achieved.

(50)
If and only if the performance conditions identified in (4) above are achieved, 2,780 Absolute TRSUs will vest on March 1, 2017 or March 1, 2018. The number of Absolute TRSUs vesting on that date is subject to increase or decrease based on the percentage of target performance actually achieved.

(51)	673 RSUs will vest on December 6, 2017 if Mr. Kallenbach is still in continuous service with us through each such date.

(52)	551 RSUs will vest on December 19, 2017 and 552 RSUs will vest on December 19, 2018.

(53)
If and only if the performance conditions identified in (7) above are achieved, 2,205 PRSUs will vest on December 19, 2018 and 2,206 will vest on December 19, 2019. The number of PRSUs vesting on that date is subject to increase or decrease based on the percentage of target performance actually achieved.

(54)
If and only if the performance conditions identified in (8) above are achieved, 4,867 Absolute TRSUs will vest on December 19, 2017 or December 19, 2018. The number of Absolute TRSUs vesting on that date is subject to increase or decrease based on the percentage of target performance actually achieved.

(55)
If and only if the performance conditions identified in (9) above are achieved, 1,807 PRSUs will vest on March 1, 2019 and 1,808 will vest on March 1, 2020. The number of PRSUs vesting on that date is subject to increase or decrease based on the percentage of target performance actually achieved.

(56)	904 RSUs will vest on December 15, 2017, 904 RSUs will vest on December 15, 2018, and 903 RSUs will vest on December 15, 2019.

FORM 10-K AMENDMENT NO. 1

Option Exercises and Stock Vested for Fiscal Year Ended December 31, 2015
The following table sets forth the number of stock options exercised and restricted stock units vested during 2015 by the named executive officers and the value realized on exercise or vesting.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (a) (#)	Value Realized on Vesting (a) ($)

Robert O. Carr	-	-	120,057	$10,517,875
Samir M. Zabaneh	-	-	9,563	$914,196
Michael A. Lawler	-	-	21,951	$2,017,750
Robert H.B. Baldwin, Jr.	38,092	$2,075,038	23,649	$1,831,618
Charles H.N. Kallenbach	-	-	18,786	$1,653,529

(a)
The Merger Agreement permits us to enter into an arrangement with our named executive officers, that provides that, if any payments or benefits to be received by the named executive officer in connection with the mergers would be subject to an excise tax under Sections 280G and 4999 of the Code, then such payments and benefits will be reduced to the extent the named executive officer would be better off on an after-tax basis not receiving such payments or benefits. In addition, we accelerated the vesting of certain equity awards held by our named executive officers, such that they vested on December 22, 2015. The value of these awards, based on the closing price of our common stock on the NYSE on December 22, 2015 of $95.02, was as follows: Mr. Carr, $2,524,016; Mr. Zabaneh, $830,095; Mr. Lawler, $1,352,610; and Mr. Kallenbach, $395,948. The values of these awards accelerated in December 2015 are included in the table above. The vesting of Mr. Baldwin’s equity awards was not accelerated in December 2015.

Pension Benefits and Nonqualified Deferred Compensation
None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us or participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.
Potential Payments Upon Termination or Change of Control
In November 2001, Robert O. Carr entered into an employee confidential information and non-competition agreement with us, which was amended and restated on May 4, 2007 and amended on May 11, 2009. Subject to Mr. Carr’s compliance with the non-competition, non-solicitation and other covenants set forth therein, his agreement provides that in the event Mr. Carr is terminated by us for other than cause (as defined in his agreement) or disability (as defined in his agreement), he will be entitled to receive severance pay in an amount equal to the wages that would have been paid to him during a two year period plus medical benefits for two years. However, in the event of an involuntary termination of Mr. Carr’s employment other than for cause following a change of control (as defined in his agreement), the agreement contains a double trigger severance provision pursuant to which Mr. Carr will be entitled to receive severance pay in an amount equal to the wages that would have been paid to him during a one year period plus medical benefits for one year. In addition, if Mr. Carr’s employment is terminated by us other than for cause or his employment with us is terminated due to his death, he shall also be entitled to receive a pro rata portion of any annual bonus that he would have been entitled to receive based on the number of days he was employed by us during such year.
The following of our named executive officers entered into employee confidential information and noncompetition agreements with us: Charles H.N. Kallenbach on April 4, 2007, Michael A. Lawler on July 13, 2012, Samir M. Zabaneh on April 7, 2014. Robert H.B. Baldwin, Jr. entered into an amended and restated confidential information and noncompetition agreement with us on March 16, 2007. Subject to the executive’s compliance with the non-competition, non-solicitation and other covenants set forth therein, all of these agreements provide that in the event these executives are terminated by us for other than cause (as defined in the agreements) or disability (as defined in the agreements), they will be entitled to receive severance pay in an amount equal to the wages that would have been paid to them during a one year period plus medical benefits for one year. In addition, if the employment of the executives is terminated by us other than for cause or their employment with us is terminated due to their death, they shall also be entitled to receive a pro rata portion of any annual bonus that they would have been entitled to receive based on the number of days they were employed by us during such

FORM 10-K AMENDMENT NO. 1

year or, if their bonus was payable on a quarterly rather than an annual basis, then they shall be entitled to receive a pro rata portion of any bonus that they would have been entitled to receive for the fiscal quarter in which they were terminated.
The award agreements for the performance share units granted to each of our named executive officers on December 10, 2012, and the service-based restricted stock units and performance share units granted on December 6, 2013, and the service-based restricted stock units and performance share units granted on December 19, 2014 and the service-based restricted stock units and performance share units granted on December 11, 2015, which are described above, contain double trigger accelerated vesting provisions wherein after a change of control and an executive officer's termination of employment for certain reasons, such unvested equity awards immediately vest and the shares of our Common Stock underlying such restricted stock units will be issued and delivered. Additionally, in the event of a change of control, the performance benchmarks for the performance share units described above shall be deemed to be earned at the target threshold and will vest in accordance with the original vesting schedule; provided, however, if there is a change of control and the named executive officer’s employment is terminated for certain reasons or the equity grants are not assumed or substituted by the acquirer, then the performance share units will vest immediately.
The following table provides a quantitative description of the payments and benefits payable upon termination of employment other than for cause, termination of employment due to death and/or termination of employment other than for cause following a change of control of our Company, assuming a termination date as of December 31, 2015 and payment of a bonus under the agreements at target levels. Estimated stock and option values were calculated assuming the closing price of our Common Stock on December 31, 2015 of $94.82:

Named Executive Officer	Severance Payment	Estimated Value of Benefits	Bonus (a)	Estimated Value of Acceleration of Vesting of Stock Options and RSU’s	Total
Robert O. Carr
Termination of Employment without Cause	$1,618,000	$19,793	$809,000	$-	$2,446,793
Termination of Employment due to Death	$-	$-	$809,000	$-	$809,000
Change of Control	$809,000	$-	$-	$25,068,227	$25,877,227
Samir M. Zabaneh
Termination of Employment without Cause	$450,000	$5,707	$225,000	$-	$680,707
Termination of Employment due to Death	$-	$-	$225,000	$-	$225,000
Change of Control	$-	$-	$-	$3,690,489	$3,690,489
Michael A. Lawler
Termination of Employment without Cause	$500,000	$14,871	$250,000	$-	$764,871
Termination of Employment due to Death	$-	$-	$250,000	$-	$250,000
Change of Control	$-	$-	$-	$4,916,891	$4,916,891
Robert H.B. Baldwin, Jr.
Termination of Employment without Cause	$475,000	$14,871	$237,500	$-	$727,371
Termination of Employment due to Death	$-	$-	$237,500	$-	$237,500
Change of Control	$-	$-	$-	$2,637,323	$2,637,323
Charles H.N. Kallenbach
Termination of Employment without Cause	$400,000	$14,871	$200,000	$-	$614,871
Termination of Employment due to Death	$-	$-	$200,000	$-	$200,000
Change of Control	$-	$-	$-	$2,676,863	$2,676,863

(a)
In the event of termination other than for cause or termination due to death, annual bonus would be paid on a pro rata computation based on the number of days the executive was employed by us during such year.

The Merger Agreement also permits us to enter into an arrangement with our named executive officers, that provides that, if any payments or benefits to be received by the named executive officer in connection with the mergers would be subject to an excise tax under Sections 280G and 4999 of the Code, then such payments and benefits will be reduced to the extent the named executive officer would be better off on an after-tax basis not receiving such payments or benefits.

FORM 10-K AMENDMENT NO. 1

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Set forth below is information relating to the beneficial ownership of our Common Stock as of March 1, 2016, by each person known by us to beneficially own more than 5% of our outstanding shares of Common Stock, each of our named executive officers and our Directors, and all of our named executive officers and Directors as a group.
Each stockholder’s percentage ownership in the following table is based on 36,933,825 shares of Common Stock outstanding as of December 31, 2015, except as otherwise noted in the footnotes below.
The address of the executive officers and Directors is c/o Heartland Payment Systems, Inc., 90 Nassau Street, Princeton, New Jersey 08542.

	Amount/Nature of Beneficial Ownership					Percentage of Common Shares Outstanding
Name and Address of Beneficial Owner	Number of Shares Owned[1]		Right to Acquire[2]		Total
5% Holders
BlackRock, Inc.
40 East 52nd Street New York, NY 10022 --------------------------------	3,442,595	3	-		3,442,595	9.32
Wellington Management Company, LLP
280 Congress Street, Boston, MA 02210 ----------------------------------	2,822,026	4	-		2,822,026	7.64
The Vanguard Group
100 Vanguard Blvd., Malvern, PA 19355 ----------------------------------	2,787,747	5	-		2,784,747	7.54
FMR LLC
245 Summer Street Boston, MA 02210 ------------------------------------	1,877,812	6	-		1,877,812	5.08
Directors and Named Executive Officers
Robert O. Carr -----------------------------------------------------------------	471,608	7	4,356	11	475,964	1.29
Samir Zabaneh -----------------------------------------------------------------	10,211		-		10,211	*
Michael A. Lawler ------------------------------------------------------------	15,991		-		15,991	*
Robert H.B. Baldwin, Jr ------------------------------------------------------	548,774	8	1,225	12	549,999	1.49
Charles H.N. Kallenbach -----------------------------------------------------	37,918		-		37,918	*
Maureen Breakiron-Evans ---------------------------------------------------	5,262		-		5,262	*
Mitchell L. Hollin -------------------------------------------------------------	46,678		-		46,678	*
Robert H. Niehaus -------------------------------------------------------------	121,722	9	-		121,722	*
Marc J. Ostro, Ph.D. -----------------------------------------------------------	57,792	10	-		57,792	*
Jonathan J. Palmer -------------------------------------------------------------	15,197		-		15,197	*
Richard W. Vague --------------------------------------------------------------	12,792		-		12,792	*
All Named Executive Officers and Directors as a Group (11 persons)	1,343.945		5,581		1,349,526	3.65

1.
The shares of our common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the SEC’s rules, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of a security if that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock which they beneficially own. All persons listed have an address in care of Heartland’s principal executive offices, except as otherwise noted. All information with respect to beneficial ownership has been furnished to us by our respective stockholders, unless otherwise noted.

2.	The numbers in this column represent RSUs, which will be vested within 60 days of March 1, 2016.

FORM 10-K AMENDMENT NO. 1

3.
Information regarding these shares is based on a Schedule 13G/A filed by BlackRock, Inc., a parent holding company, for all reporting persons as a group with the SEC on January 22, 2016. BlackRock, Inc. is deemed to be the beneficial owner of 3,442,595 shares of Common Stock as a result of its subsidiaries having the rights to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of Common Stock.

4.
Information regarding these shares is based on a Schedule 13G/A filed by Wellington Management Group, LLP, a parent holding company, with the SEC on February 11, 2016. The securities are owned of record by clients of one or more investment advisers directly or indirectly owned by Wellington Management Group LLP, formerly known as Wellington Management Company, LLP, which was an investment adviser to these clients as of December 31, 2014. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known to have such right or power with respect to more than five percent of this class of securities.

5.
Information regarding these shares is based on a Schedule 13G filed by The Vanguard Group, a parent holding company, with the SEC on February 10, 2016. Vanguard is deemed to be the beneficial owner of 2,784,747 shares of Common Stock with sole dispositive power over 2,704,158 shares of Common Stock and shared dispositive power over 80,589 shares of Common Stock as a result of its subsidiaries having the rights to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of Common Stock.

6.
Information regarding these shares is based on a Schedule 13G/A filed by FMR LLC, a parent holding company, with the SEC on February 18, 2016. FMR is deemed to be the beneficial owner of 1,877,812 shares of Common Stock as a result of Fidelity Management and Research Company, a wholly owned subsidiary of FMR, acting as investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940.

7.
Beneficial ownership consists of 321,196 shares of Common Stock held directly by Mr. Carr and 150,412 shares of Common Stock held by The Robert O. Carr 2000 Irrevocable Trust for Emmalee Carr. Mr. Carr disclaims beneficial ownership of the shares held by The Robert O. Carr 2000 Irrevocable Trust for Emmalee Carr.

8.
Beneficial ownership consists of 518,332 shares of Common Stock held directly by Mr. Baldwin and 30,442 shares of Common Stock held by the Robert H.B Baldwin, Jr. Trust U/A/D June 30, 2004 (the “Trust”). Mr. Baldwin disclaims beneficial ownership of the shares held by the Trust.

9.
Beneficial ownership consists of 102,722 shares of Common Stock held by Mr. Niehaus; 10,000 shares held by The Robert and Kate Niehaus Foundation, 3,000 shares held by The John Robert Niehaus 1994 Trust; 3,000 shares held by The Peter Southworth Niehaus 1994 Trust; 3,000 shares held by The Ann Southworth Niehaus 1994 Trust.

10.	Beneficial ownership consists of 34,197 shares of Common Stock held by Dr. Ostro and 23,595 shares of Common Stock held by his spouse.

11.	4,356 PRSUs vests on March 11, 2016, so long as the reporting person remains in Continuous Service.

12.	1,225 PRSUs vests on March 11, 2016, so long as the reporting person remains in Continuous Service.

FORM 10-K AMENDMENT NO. 1

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Other than the transactions described below, there has not been, nor is there currently planned, any related party transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any related party had or will have a direct or indirect material interest. The term “related party transaction” shall refer to transactions required to be disclosed by us pursuant to Item 404 of Regulation S-K promulgated by the SEC.
Jeffrey T. Nichols, Robert O. Carr’s son-in-law, is the Vice President Service & Operations and was paid a salary of $151,612 in the year ended December 31, 2015.
We have granted equity awards under our equity incentive plans to some of our executive officers. We have also entered into indemnification agreements with each of our executive officers and Directors. See sections entitled, “Potential Payments Upon Termination or Change of Control” and “Indemnification Arrangements,” above.
Policy with Respect to Related Person Transactions
Our policy with respect to related person transactions was adopted on November 12, 2014. The policy provides that our executive officers and directors will notify our General Counsel of any related person, including any immediate family members, who may benefit, directly or indirectly, through an existing or possible transaction with us and our affiliates. This policy is in addition to the inclusion of provisions regarding conflicts of interest in the Code of Business Conduct and Ethics and the Code of Ethics for the Chief Executive Officer and Senior Financial Officers, each of which can be accessed on the Corporate Governance page of the Company’s website at www.heartlandpaymentsystems.com/About/Investor-Relations.
Our Board recognizes that “related person transactions” present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof). Prior to entering into a transaction covered by the policy, notice will be given to our General Counsel of the facts and circumstances of the proposed transactions including: i) whether there are any compelling business reasons for the Company to enter into the related party transaction and the nature of alternative transactions, if any; ii) whether the related party transaction would impair the independence of an otherwise independent director or nominee for director; iii) whether the Company was notified about the related party transaction before its commencement and if not, why pre-approval was not sought and whether subsequent ratification would be detrimental to the Company; and iv) whether the related party transaction would present an improper conflict of interest for any director, nominee for director or executive officer of the Company, taking into account the size of the transaction, the overall financial position of the director, nominee for director, executive officer or other related party, the direct or indirect nature of the director’s, nominee’s, executive officer’s or other related party’s interest in the transaction and the ongoing nature of any proposed relationship and any other factors the Nominating and Corporate Governance Committee deems relevant. Our General Counsel will assess whether the proposed transaction is a related person transaction for purposes of the policy. If our General Counsel determines that the proposed transaction is a related person transaction, the proposed transaction will be submitted to our Nominating and Corporate Governance Committee for consideration at the next committee meeting or, in those instances in which our General Counsel, determines that it is not practicable or desirable for us to wait until the next committee meeting, to our chair of the Nominating and Corporate Governance Committee (who possesses delegated authority to act between committee meetings). Our chair of the Nominating and Corporate Governance Committee or our Nominating and Corporate Governance Committee, as applicable, will consider the facts and circumstances of the proposed transaction. After our chair of the Nominating and Corporate Governance Committee or our Nominating and Corporate Governance Committee, as applicable, makes a determination regarding the proposed transaction, such decision will be conveyed to our General Counsel who will communicate their decision to the appropriate persons at our Company. In the event our chair of the Nominating and Corporate Governance Committee reviews the proposed transaction and makes a decision with respect thereto, he or she will report the same to our Nominating and Corporate Governance Committee at its next meeting. For the purposes of the practices and policies, a “transaction” and “related person” mean those transactions and persons defined as such under Item 404 and associated instructions of Regulation S-K under the Securities Exchange Act of 1934 other than (a) transactions available to all employees or directors generally of the Company and its affiliates, and (b) transactions involving less than $10,000 when aggregated with all similar transactions.

FORM 10-K AMENDMENT NO. 1

Independence Determinations.
Our Board of Directors has determined that the following directors are “independent” under current NYSE rules: Maureen Breakiron-Evans, Mitchell L. Hollin, Robert H. Niehaus, Marc J. Ostro, Ph.D., Jonathan J. Palmer and Richard W. Vague. To be considered independent, our directors must meet the bright-line independence standards under the listing standards of the NYSE, and the Board of Directors must affirmatively determine that the director otherwise has no material relationship with us directly or as an officer, stockholder or partner of an organization that has a relationship with us.

FORM 10-K AMENDMENT NO. 1

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate fees billed by Deloitte for professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our quarterly reports on Form 10-Q, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements were $2,788,975 for 2015 and $3,235,539 for 2014.
Audit-Related Fees
No fees were billed by Deloitte for professional services under this category for 2015 or 2014.
Tax Fees
The aggregate fees billed by Deloitte for professional services rendered for tax compliance, tax advice, and tax planning were $116,125 for 2015 and $54,761 for 2014. The fees primarily related to services provided in connection with our tax return preparation, compliance and audit support.
All Other Fees
No other fees were billed by Deloitte in 2015 or 2014.
Audit Committee Pre-Approval Policies
Our Audit Committee pre-approves any audit and audit-related services and any permissible non-audit services provided by Deloitte prior to the commencement of the services. In determining whether to pre-approve a non-audit service, our Audit Committee considers whether providing the non-audit services is compatible with maintaining the auditor’s independence. To minimize potential impairments to the objectivity of the independent auditor, it has been our Audit Committee’s practice to limit the non-audit services that may be provided by our independent registered accounting firm to tax return, compliance and planning services.
All of the services described under the captions Audit Fees, Audit-Related Fees, Tax Fees, and All Other Fees were approved by our Audit Committee in accordance with the foregoing policy.

FORM 10-K AMENDMENT NO. 1

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

(1) Exhibits
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

FORM 10-K AMENDMENT NO. 1

Exhibit Number	Description
10.8**	Form of Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2006 (File No. 001-32594)).
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

FORM 10-K AMENDMENT NO. 1

Exhibit Number	Description
10.33
Credit Agreement dated October 23, 2013, among Heartland Payment Systems, Inc, the lenders party to the Credit Agreement from time to time, Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, SunTrust Bank and KeyBank National Association, as joint syndication agents, Wells Fargo Bank, National Association, as documentation agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and KeyBank Capital Markets, as joint lead arranges and joint book managers. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 29, 2013 (File No. 001-32594)).

10.34
Intercreditor Agreement dated October 23, 2013 by and among Heartland Payment Systems, Inc, as borrower, Wells Fargo, as sponsor, and Bank of America, N.A., as bank group administrative agent. (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on October 29, 2013 (File No. 001-32594)).

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

21.1
List of Subsidiaries of Registrant (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2015 filed with the SEC on February 29, 2016 (File No. 001-32594)).

23.1
Consent of Deloitte & Touche LLP, independent registered public accounting firm (filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2015 filed with the SEC on February 29, 2016 (File No. 001-32594)).

31.1
Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2015 filed with the SEC on February 29, 2016 (File No. 001-32594)).

31.2
Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.21 to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2015 filed with the SEC on February 29, 2016 (File No. 001-32594)).

*31.3	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.4	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

FORM 10-K AMENDMENT NO. 1

Exhibit Number	Description
32.1
Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2015 filed with the SEC on February 29, 2016 (File No. 001-32594)).

32.2
Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2015 filed with the SEC on February 29, 2016 (File No. 001-32594)).

101
The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (“Extensible Business Reporting Language ”) and furnished electronically therewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flow; (v) the Consolidated Statements of Equity; and (vi) the Notes to the Consolidated Financial Statements.

* Filed herewith.
** Management contract or compensatory plan or arrangement

FORM 10-K AMENDMENT NO. 1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 21, 2016

HEARTLAND PAYMENT SYSTEMS, INC.
(Registrant)

By:    /s/ Samir M. Zabaneh
Samir M. Zabaneh
Chief Financial Officer
(Principal Financial and Accounting Officer)